Form 10-Q
period 1996-03-31
BROOKS AUTOMATION INC
filed 1996-05-09
CIK 933974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the quarterly period ended:   March 31, 1996

                                       OR

[_]   Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the transition period from _____ to _____  Commission File Number  0-25434
                                                                       -------


                            BROOKS AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          04-3040660
       --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                               15 Elizabeth Drive
                           Chelmsford, Massachusetts
                    (Address of principal executive offices)

                                     01824
                                   (Zip Code)

      Registrant's telephone number, including area code:  (508) 262-2566

                 _____________________________________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X        No
                      ---          -----
     As of April 30, 1996, there were outstanding 7,541,466 shares of the Company's Common Stock, $.01 par value.

     This report, including all exhibits and attachments, contains 14 pages.
                                                                   --

                            BROOKS AUTOMATION, INC.

                                     INDEX



                                                                        Page
PART 1      FINANCIAL INFORMATION                                      Number
- - ------      ---------------------                                      ------

Item 1      Financial Statements:

            Consolidated Balance Sheet..............................       3

            Consolidated Statement of Operations....................       4

            Consolidated Statement of Cash Flows....................       5

            Notes to Consolidated Financial Statements..............       6-8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................       9-12

PART II     OTHER INFORMATION
- - -------     -----------------

Item 4      Submission of Matters to a Vote of Security Holders

Item 6      Exhibits and Reports on Form 8-K........................       13

Signatures  ........................................................       14

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                             March 31,    September 30,
                                                                                               1996           1995
                                                                                               ----           ----
                                                                     ASSETS

Current assets:
Cash and cash equivalents                                                                       3,823       $15,594
Accounts receivable net of allowance for doubtful accounts of $80 and
 $80, and including amounts due from related party of $4,873 and $3,118                        20,952        12,964
Inventories, net                                                                               19,366        12,858
Deferred taxes                                                                                    281           281
Prepaid expenses and other current assets                                                       1,670         1,677
                                                                                              -------       -------
Total current assets                                                                           46,092        43,374

Fixed assets, net                                                                              12,641         9,347
Other assets                                                                                      877           859
                                                                                              -------       -------
Total assets                                                                                  $59,610       $53,580
                                                                                              =======       =======
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                                             $ 1,835       $ 1,522
Accounts payable                                                                                8,028         6,075
Accrued expenses and other current liabilities                                                  2,550         2,533
Customer deposits                                                                                 211           528
                                                                                              -------       -------
Total current liabilities                                                                      12,624        10,658

Long-term debt                                                                                    806           531
Deferred taxes                                                                                    169           169
                                                                                              -------       -------
Total  liabilities                                                                             13,599        11,358
                                                                                              -------       -------

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and
 outstanding                                                                                        -             -
Common stock, $.01 par value; 21,500,000 shares authorized;
 7,534,966 and 7,469,591 shares issued and outstanding, respectively                               75            75
Additional paid-in capital                                                                     34,166        34,208
Cumulative translation adjustment                                                                (129)         (136)
Retained earnings                                                                              12,024         8,214
                                                                                              -------       -------
                                                                                               46,136        42,361
Less:  Deferred compensation                                                                     (125)         (139)
                                                                                              -------       -------
Total stockholders' equity                                                                     46,011        42,222
                                                                                              -------       -------
Total liabilities and stockholders' equity                                                    $59,610       $53,580
                                                                                              =======       =======

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)





                                                                             Six Months Ended           Three Months Ended
                                                                                March 31,                    March 31,
                                                                           1996           1995          1996          1995
                                                                           ----           ----          ----          ----
Net revenues, including revenues from related party of
  $6,793 and $5,348 for the six month and $4,645
  and $2,939 for the three month periods ended
  March 31, 1996 and 1995, respectively                                    $41,166       $20,622       $22,602       $11,305
Cost of goods sold                                                          23,665        12,365        12,988         6,794
                                                                           -------       -------       -------       -------
Gross profit                                                                17,501         8,257         9,614         4,511
Research and development expenses                                            5,735         2,770         3,204         1,528
Selling, general and administrative expenses                                 5,773         2,783         3,178         1,481
                                                                           -------       -------       -------       -------
Income from operations                                                       5,993         2,704         3,232         1,502

Interest expense                                                               194           262            97           143
Interest income                                                                271           107           111            99
                                                                           -------       -------       -------       -------
Income before provision for income taxes                                     6,070         2,549         3,246         1,458
Provision for income taxes                                                   2,113           841         1,134           478
                                                                           -------       -------       -------       -------
Net income                                                                 $ 3,957       $ 1,708       $ 2,112       $   980
                                                                           =======       =======       =======       =======

Net income per share                                                         $0.48         $0.31         $0.26         $0.16
                                                                           =======       =======       =======       =======

Weighted average common and common equivalent shares                         8,254         5,576         8,243         6,304
                                                                           =======       =======       =======       =======

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                                 Six Months Ended
                                                                                               March 31,    March 31,
                                                                                                 1996         1995
                                                                                                 ----         ----
Cash flows from operating activities:
 Net income                                                                                  $  3,957      $  1,708
 Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                                  1,268           612
 Increase (decrease) resulted from changes in operating assets and liabilities:
   Accounts receivable                                                                         (7,988)       (2,420)
   Inventories                                                                                 (6,508)       (2,847)
   Deferred taxes                                                                                   -            46
   Prepaid expenses and other assets                                                              (74)         (111)
   Accounts payable                                                                             1,954         1,241
   Accrued expenses and other current liabilities                                                  46          (271)
   Customer deposits                                                                             (316)         (170)
                                                                                             --------      --------
Net cash used in operating activities                                                          (7,661)       (2,212)

Cash flows from investing activities:
 Purchases of short-term investments, net                                                           -        (9,580)
 Purchases of fixed assets                                                                     (3,902)       (1,368)
                                                                                             --------      --------
Net cash used in investing activities                                                          (3,902)      (10,948)

Cash flows from financing activities:
 Net increase in revolving credit borrowings                                                      192           610
 Principal payments on long-term debt                                                            (216)       (1,314)
 Proceeds from stock issuance                                                                      53        13,698
 Purchase and retirement of stock                                                                 (97)          (39)
                                                                                             --------      --------
 Net cash (used in) provided by financing activities                                              (68)       12,955

 Elimination of Techware's net cash activity for the three months
  ended December 31, 1995                                                                        (147)            -
 Effects of foreign currency translation                                                            7            21

Net decrease in cash and cash equivalents                                                     (11,771)         (184)
Cash and cash equivalents at beginning of period                                               15,594           725
                                                                                             --------      --------
Cash and cash equivalents at end of period                                                   $  3,823      $    541
                                                                                             ========      ========

Supplemental cash flow disclosures:
Cash paid for interest                                                                       $    225      $    244
                                                                                             ========      ========
Cash paid for taxes                                                                          $  1,806      $  1,103
                                                                                             ========      ========

Capital lease obligations of $583 were incurred during the six months ended March 31, 1996, when the Company entered into several computer and office equipment leases.

                            BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1. Basis of  Presentation
   ----------------------

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of Brooks Automation, Inc., (the "Company") which are included in the Company's Annual Report on Form 10-K, for the year ended September 30, 1995.

   The results of the operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. Acquisition
   -----------

   On February 28, 1996, the Company acquired Techware Systems Corporation ("Techware"), a developer, manufacturer and marketer of equipment control software used primarily in the semiconductor and related industries, by merging it into the Company. The Techware acquisition has formed the base for establishing Brooks Automation Canada. The Company issued 462,189 shares of common stock for all of the Techware stock outstanding at February 28, 1996. The merger was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements reflect the retroactive combination of these companies, including the effects of conforming accounting policies.

   Due to the differing year ends of the Company and Techware, financial information for dissimilar fiscal periods have been combined in the fiscal 1995 consolidated financial statements. Balance sheet information as of September 30, 1995 includes the financial position of Techware at December 31, 1995 and the Company at September 30, 1995. The Techware results of operations for the three months ended December 31, 1995 (including revenues, operating income, and net income of $1,810,000, $234,000 and $147,000, respectively) were included in the combined statements of operations for both fiscal 1996 and 1995. Therefore, Techware's net income for the three month period ended December 31, 1995 was eliminated from consolidated retained earnings at March 31, 1996.

                            BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



  The following information shows revenue and net income for the separate companies during the periods preceding combination. Adjustments recorded to conform the accounting policies of the companies were not material to the consolidated financial statements.


                                           Three Months       Year Ended
                                              Ended          September 30
                                        December 31, 1995   1995     1994
                                        -----------------   ----     ----
  (000's)
  Net revenue:
          Brooks Automation                  $16,754       $45,691  $24,030
          Techware                             1,810         5,266    2,637
                                             -------       -------  -------
                                             $18,564       $50,957  $26,667
                                             =======       =======  =======
   Net income:
          Brooks Automation                  $ 1,697       $ 4,578  $ 1,473
          Techware                               147           364      144
                                             -------       -------  -------
                                             $ 1,844       $ 4,942  $ 1,617
                                             =======       =======  =======

3. Short-Term Investments
   ----------------------

   During the quarter ended March 31, 1996, the Company invested its excess cash in bank repurchase agreements. The Company is accounting for these instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), which creates classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. Under FAS 115, management determines the appropriate classification of the securities at the time of purchase as either held-to-maturity, trading or available-for-sale and re-evaluates such designation as of each balance sheet date. At March 31, 1996, all investments are designated as held-to-maturity as management believes it has the positive intent and the ability to hold such securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

   The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Investments with maturities of less than one year at the balance sheet date are classified as short-term investments. These repurchase agreements mature and are reinvested on a daily basis.

                            BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)




4. Inventories
   -----------

   Inventories consist of the following (000's):      March 31,  September 30,
                                                        1996         1995
                                                        ----         ----
     Raw materials                                    $14,210     $ 8,902
     Work-in-process                                    4,512       3,317
     Finished goods                                       644         639
                                                      -------     -------
                                                      $19,366     $12,858
                                                      =======     =======

5. Net Income Per Share
   --------------------

   Net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The common stock equivalents include shares issuable upon the assumed exercise of stock options and warrants reflected under the treasury stock method. Primary and fully-diluted net income per share are essentially the same for the periods presented.

6. Significant Customer, Related Party
   -----------------------------------

   During the six months ended March 31, 1996 and 1995, the Company had sales to one customer which approximated 17% and 26% of net revenues, respectively. This customer is a related party.

7. Contingencies/Commitments
   -------------------------

   There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from two parties alleging infringements of such parties' patent rights by certain of the Company's products. The Company's patent counsel are investigating these claims. As to one notice, the Company believes the patents claimed may be invalid. With regard to the second notice, the Company, on advice of counsel, does not believe that it is infringing any valid patent. In the event of litigation with respect to either of these notices, the Company is prepared to vigorously defend its position. However, because patent litigation can be expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents but, based upon information currently available to it, would only do so if the license fees would not be material to the Company's financial statements. Currently, management does not believe that it is probable that future events related to these threatened matters will have an adverse effect on the Company's financial statements.

                            BROOKS AUTOMATION, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------

Net revenues
- - ------------

Net revenues for the three month period ended March 31, 1996 increased 100% or $11.3 million to $22.6 million, compared to $11.3 million in the comparable period in the prior fiscal year. Higher sales of vacuum central wafer handling systems and components accounted for approximately 70% of the total revenue increase. Current quarter shipments included initial deliveries of the MagnaTran 6 vacuum robot, the Company's sixth generation product targeted for advanced equipment technologies including 300 mm handling capability and high throughput 200 mm process applications. The remainder of the increase in revenues was primarily attributable to increased shipments of flat panel display substrate handling systems and components. Foreign sales increased to $3.3 million (15% of net revenues), including $1.9 million of direct sales to Asian based customers, for the three months ended March 31, 1996, compared to $374,000 (3% of net revenues) for the comparable period in the prior fiscal year.

Net revenues for the six month period ended March 31, 1996 also increased 100% or $20.5 million over the comparable period in the prior fiscal year, reflecting increased unit sales of vacuum central substrate handling systems and substrate handling and conditioning modules. Foreign sales increased during the period to $8.1 million (20% of net revenues), compared to $1.4 million (7% of net revenues) in the comparable prior fiscal period.

Gross Profit
- - ------------

Gross profit as a percentage of net revenues was 42.5% for the three and six month periods ended March 31, 1996, compared to gross profit of 39.9% and 40.0%, respectively, for the comparable periods in the prior fiscal year. Cost reductions achieved by the Company, primarily attributable to manufacturing efficiencies of increased unit sales, and increased sales containing higher value added control software, were partially offset by slightly higher material cost content related to changes in product mix.

Research and development expenses
- - ---------------------------------

Research and development expenses for the three months ended March 31, 1996 increased 110% to $3.2 million (14.2% of net revenues) compared to $1.5 million (13.5% of net revenues) for the comparable period in the prior fiscal year. For the six month period ended March 31, 1996, research and development expense increased 107% to $5.7 million (14% of net revenues) compared to $2.8 million (13.4% of net revenues) for the comparable period in the prior fiscal year. The increase was primarily attributable to the continuing development of the Company's MagnaTran vacuum transport robots, VIS (vacuum interface SMIF) technology, control and scheduling software, 300MM wafer handling systems and substrate handling modules, and new vacuum central substrate handling systems for the semiconductor and flat panel display production equipment industries. The Company has targeted research and development investments in fiscal 1996 to approximate fiscal 1995 spending levels as a percentage of net revenues.

                            BROOKS AUTOMATION, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses
- - --------------------------------------------

Selling, general and administrative expenses for the three months ended
March 31, 1996 increased 115% to $3.2 million (14% of net revenues), including approximately $230,000 of non-recurring expenses related to the Techware Systems Corporation merger, compared to expenditures of $1.5 million (13% of net
revenues) for the comparable period in the prior fiscal year.   For the six
months ended March 31, 1996, selling, general and administrative expenses increased 107% to $5.8 million (14% of net revenues), including the non-recurring merger costs, compared to expenditures of $2.8 million (13.5% of net
revenues) for the comparable period in the prior fiscal year.   The increases in
these expenses were primarily attributable to the addition of sales and marketing and administrative staff to support the Company's growth, the additional costs of the Company's recently incorporated subsidiaries in Japan and the United Kingdom, and increased marketing and customer activities in Korea. The Company anticipates that selling, general and administrative expenses will continue to increase in fiscal 1996 as the Company commits more resources to market and sell its products internationally, especially in Asia, and to support anticipated growth.

Interest income
- - ---------------

Interest income increased to $111,000 (0.5% of net revenues) for the three months ended March 31, 1996 from $99,000 (0.9% of net revenues) for the comparable period in the prior fiscal year. Interest income increased to $271,000 (0.7% of net revenues) for the six months ended March 31, 1996 from $107,000 (0.5% of net revenues) for the comparable period in the prior fiscal year. The increases reflect the greater cash position for the first six months of fiscal 1996, compared to the similar period in the prior fiscal year 1995, as a result of the Company's two public offerings of common stock, late in the second quarter and fourth quarter of fiscal 1995.

Interest expense
- - ----------------

Interest expense decreased to $97,000 (0.4% of net revenues) for the three months ended March 31, 1996 from $143,000 (1.3% of net revenues) for the
comparable period in the prior fiscal year.   Interest expense for the six
months ended March 31, 1996 decreased to $194,000 (0.5% of net revenues) from $262,000 (1.3% of net revenues) for the comparable period in the prior fiscal year. The decrease in interest expense was due to the Company's working capital position and reduced borrowings resulting from cash proceeds received in the Company's two public stock offerings of common stock, late in the second quarter and fourth quarter of fiscal 1995.


Provision for income taxes
- - --------------------------

The Company's effective tax rate was approximately 35% for the first six months ended March 31, 1996 compared to 33% for the comparable period in the prior fiscal year. The increase in the effective tax rate reflects the lapse of research and development tax credits in the federal tax code.

                            BROOKS AUTOMATION, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- - -------------------------------

At March 31, 1996, the Company had working capital of $33.5 million, including
$3.8 million of cash and cash equivalents.   The Company's $3.0 million bank
line of credit expired on December 31, 1995.   The Company continues to borrow
under this line of credit on a short-term extension agreement, while it negotiates for a comprehensive worldwide line of credit facility which will supplement the Company's financial resources to finance future growth. At
March 31, 1996, the Company had approximately $1.0 million outstanding under the existing agreement.

In fiscal 1995, the Company received net proceeds of approximately $30.2 million from two public offerings of the Company's common stock.

Net cash used in operations was approximately $7.7 million for the six months ended March 31, 1996. Net income, non-cash expenses, and increased current liabilities, were offset by an $8.0 million increase in accounts receivable and a $6.5 million increase in inventories, primarily reflecting increased sales activity and production demand.

The Company's capital expenditures during the six months ended March 31, 1996 were approximately $3.9 million reflecting the Company's investment in reliability and test, and demonstration equipment, and other equipment. While the Company does not have any significant capital commitments, it intends to incur capital expenditures to support its business, especially growth in local customer support facilities in key geographic semiconductor and flat panel display markets.

The Company believes that anticipated cash flows from operations and current and anticipated sources of liquidity will be adequate to fund operations for at least the next twelve months.

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from two parties alleging infringements of such parties' patent rights by certain of the Company's products. The Company's patent counsel are investigating the claims. As to one notice, the Company believes the patents claimed may be invalid. With regard to the second notice, the Company, on advice of counsel, does not believe that it is infringing any valid patent. In the event of litigation with respect to either of these notices, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon information currently available to it, the Company would only do so if license fees would not be material to the Company's business.

There can be no assurance that the Company would prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to the Company on reasonable terms, if at all. Currently, the Company does not believe that it is probable that future events related to these threatened matters will have an adverse effect on the Company's business; however, there can be no assurance that this will be the case. The Company is currently unable to reasonably estimate any possible loss related to these matters.

                            BROOKS AUTOMATION, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the relatively few number of customers who account for a substantial portion of the Company's net revenues, the Company's ability to manage its growth, the Company's success in international markets, the Company's dependence upon cyclical industries and the success of its customers, competition, technological change, the Company's ability to develop and market new products and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                            BROOKS AUTOMATION, INC.

                          PART II:  OTHER INFORMATION



Item 4      Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders on February 22, 1996. At the meeting the stockholders elected the members of the Board of Directors of the Company. There were no broker nonvotes for such matter. The votes for such matter were as follows


                          Nominee       For         Withheld        Abstained
                          -------       ---         --------        ---------
                Robert J. Therrien    6,197,764      35,100            None
                Norman B. Brooks      6,197,764      35,100            None
                Roger D. Emerick      6,183,564      49,300            None
                Amin J. Khoury        6,197,464      35,400            None

            In addition the stockholders approved the amendment to the Company's 1992 Combination Stock Option Plan (the "Plan") which increased the number of shares of Common Stock available for issuance under the Plan from 1,050,000 to 1,550,000 shares. There were 1,420,002 broker nonvotes on this matter. 3,383,667 votes were cast in favor of this amendment, 1,409,825 were cast against it and 19,370 votes abstained.

            Finally, the stockholders approved the adoption of the Company's 1995 Employee Stock Purchase Plan. There were 1,387,148 broker nonvotes for this matter. 4,482,710 were cast in favor of this matter, 353,336 votes were cast against it and 9,670 votes abstained.

Item 6 (a)  Exhibits

            (11.01) Computation of per share earnings (incorporated herein by reference to Note 5 of Notes to Consolidated Financial Statements).

Item 6 (b)  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.



May 10, 1996                       /s/ Robert J. Therrien
- - ------------                       -------------------------------------
[Date]                             Robert J. Therrien
                                   President and Chief Executive Officer



May 10, 1996                       /s/ Stanley D. Piekos
- - ------------                       -------------------------------------
[Date]                             Stanley D. Piekos
                                   Vice President - Finance
                                   Chief Financial Officer