Form 10-Q
period 1996-06-30
BROOKS AUTOMATION INC
filed 1996-08-14
CIK 933974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______          COMMISSION FILE
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

                             YES  X    NO _____
                                 ---
     AS OF JULY 31, 1996, THERE WERE OUTSTANDING 7,544,484 SHARES OF THE COMPANY'S COMMON STOCK, $.01 PAR VALUE.


     THIS REPORT, INCLUDING ALL EXHIBITS AND ATTACHMENTS, CONTAINS 15 PAGES.
                                                                   --

                            BROOKS AUTOMATION, INC.

                                     INDEX

                                                                    PAGE
PART 1        FINANCIAL INFORMATION                                NUMBER
- ------        ---------------------                                ------
Item 1        Financial Statements:

              Consolidated Balance Sheet............................  3

              Consolidated Statement of Income......................  4

              Consolidated Statement of Cash Flows..................  5

              Notes to Consolidated Financial Statements............  6-9

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................  10-13

PART II       OTHER INFORMATION
- -------       -----------------

Item 6        Exhibits and Reports on Form 8-K......................  14

SIGNATURES    ......................................................  15

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                 JUNE 30,   SEPTEMBER 30,
                                                                                   1996        1995
                                                                                  -----        ----

                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $ 4,843    $15,594
Accounts receivable, net of allowance for doubtful accounts of $80 and
  $80, and including amounts due from related party of $7,732 and $3,118           21,767     12,964
Inventories                                                                        19,095     12,858
Deferred taxes                                                                        303        281
Prepaid expenses and other current assets                                           2,243      1,677
                                                                                  -------    -------
  Total current assets                                                             48,251     43,374

Fixed assets, net                                                                  13,831      9,347
Other assets                                                                          981        859
                                                                                  -------    -------
  Total assets                                                                    $63,063    $53,580
                                                                                  =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                                 $ 1,394    $ 1,522
Accounts payable                                                                    8,836      6,075
Accrued expenses and other current liabilities                                      3,525      2,533
Customer deposits                                                                     252        528
                                                                                  -------    -------
  Total current liabilities                                                        14,007     10,658

Long-term debt                                                                        803        531
Deferred taxes                                                                          -        169
                                                                                  -------    -------
  Total liabilities                                                                14,810     11,358
                                                                                  -------    -------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
   none issued and outstanding                                                          -          -
Common stock, $.01 par value; 21,500,000 shares authorized;
  7,521,321 and 7,469,591 shares issued                                                75         75
Additional paid-in capital                                                         34,036     34,208
Cumulative translation adjustment                                                    (140)      (136)
Retained earnings                                                                  14,399      8,214
                                                                                  -------    -------
                                                                                   48,370     42,361
Less: Deferred compensation                                                          (117)      (139)
                                                                                  -------    -------
  Total stockholders' equity                                                       48,253     42,222
                                                                                  -------    -------
  Total liabilities and stockholders' equity                                      $63,063    $53,580
                                                                                  =======    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                     NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                         JUNE 30,               JUNE 30,
                                                                     1996        1995       1996        1995
                                                                     ----        ----       ----        ----
Net revenues, including revenues from related party of
     $13,852 and $7,430 for the nine months and $7,059
     and $2,082 for the three months ended
     June 30, 1996 and 1995, respectively                           $66,446     $34,614    $25,280     $13,992
Cost of goods sold                                                   38,478      20,609     14,813       8,244
                                                                    -------     -------    -------     -------
Gross profit                                                         27,968      14,005     10,467       5,748
Research and development expenses                                     9,023       4,540      3,288       1,770
Selling, general and administrative expenses                          9,183       4,822      3,410       2,039
                                                                     ------      ------     ------      ------
Income from operations                                                9,762       4,643      3,769       1,939
Interest expense                                                        283         370         89         108
Interest income                                                         312         235         41         128
                                                                     ------      ------     ------      ------
Income before provision for income taxes                              9,791       4,508      3,721       1,959
Provision for income taxes                                            3,459       1,484      1,346         643
                                                                     ------      ------     ------      ------
Net income                                                           $6,332      $3,024     $2,375      $1,316
                                                                     ======      ======     ======      ======

Net income per share                                                  $0.77       $0.50      $0.29       $0.18
                                                                      =====       =====      =====       =====

Weighted average common and common equivalent shares                  8,221       6,019      8,184       7,199
                                                                      =====       =====      =====       =====


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                               JUNE  30,
                                                                                            1996       1995
                                                                                          ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $  6,332   $ 3,024
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                         2,111       980
       Deferred income taxes                                                                  (284)       46
       Increase (decrease) resulting from changes in operating assets and liabilities:
        Accounts receivable                                                                 (8,803)   (5,296)
        Inventories                                                                         (6,237)   (4,879)
        Prepaid expenses and other assets                                                     (681)   (1,153)
        Accounts payable                                                                     2,761       825
        Accrued expenses and other current liabilities                                       1,033       774
        Customer deposits                                                                     (276)      (34)
                                                                                            ------    ------
          Net cash used in operating activities                                             (4,044)   (5,713)
                                                                                            ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments, net                                                      -    (4,509)
   Purchases of fixed assets                                                                (5,904)   (3,276)
                                                                                            ------    ------
          Net cash used in investing activities                                             (5,904)   (7,785)
                                                                                            ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under revolving line of credit                                 (146)    1,950
   Principal payments on long-term debt                                                       (334)   (1,419)
   Proceeds from issuance of common stock                                                       67    14,076
   Purchase and retirement of treasury stock                                                  (239)      (39)
                                                                                             -----    ------
          Net cash (used in) provided by financing activities                                 (652)   14,568
                                                                                             -----    ------

Elimination of Techware's net cash activity for the three months
  ended December 31, 1995                                                                     (147)        -
Effects of foreign currency translation                                                         (4)       51
                                                                                             -----    ------
Net increase (decrease) in cash and cash equivalents                                       (10,751)    1,121
Cash and cash equivalents at beginning of period                                            15,594       725
                                                                                          --------   -------
Cash and cash equivalents at end of period                                                $  4,843   $ 1,846
                                                                                          ========   =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest                                                                    $    313   $   308
                                                                                          ========   =======
Cash paid for taxes                                                                       $  3,350   $ 1,440
                                                                                          ========   =======

Capital lease obligations of $583 were incurred during the nine months ended June 30, 1996, when the Company entered into several computer and office equipment leases.



  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   BASIS OF  PRESENTATION
     ----------------------

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

     The results of operations for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.


2.   ACQUISITION
     -----------

     On February 28, 1996, the Company acquired Techware Systems Corporation ("Techware"), a developer, manufacturer and marketer of equipment control software used primarily in the semiconductor and related industries. The Techware acquisition has formed the base for establishing Brooks Automation Canada. The Company issued 462,189 shares of common stock for all of the Techware stock outstanding at February 28, 1996. The Techware acquisition was accounted for as a pooling of interests, and therefore the Company's consolidated financial statements for all periods prior to the Techware acquisition have been retroactively restated to reflect the combination of the operations and the accounts of Techware with those of the Company.

     Due to the previously differing year-ends of the Company and Techware, Techware's results of operations for the years ended December 31, 1995, 1994 and 1993 have been combined with the Company's results of operations for the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The accompanying unaudited consolidated balance sheet at September 30, 1995 combines the financial position of Techware at December 31, 1995 with the Company's financial position at September 30, 1995. The interim periods presented are for the three months and nine months ended June 30, 1996 and 1995 for both the Company and Techware. Techware's unaudited results of operations for the three months ended December 31, 1995 (including revenues, operating income, and net income of $1,810,000, $234,000 and $147,000, respectively) are included in both the unaudited results of operations for the nine months ended June 30, 1996 and for fiscal 1995. Therefore, Techware's net income for the three months ended December 31, 1995 was eliminated from consolidated retained earnings at June 30, 1996.

                            BROOKS AUTOMATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The following information shows net revenue and net income for the separate companies during the periods preceding the combination. Adjustments recorded to conform the accounting policies of the companies were not material to the unaudited consolidated financial statements.

                                   Three Months            Year Ended
                                       Ended              September 30,
                                 December 31, 1995   1995     1994     1993
                                 -----------------   ----     ----     ----
     (in thousands)
     Net revenue:
          Brooks Automation            $16,754      $45,691  $24,030  $13,714
          Techware                       1,810        5,266    2,637    2,711
                                       -------      -------  -------  -------
                                       $18,564      $50,957  $26,667  $16,425
                                       =======      =======  =======  =======
     Net income:
          Brooks Automation            $ 1,697      $ 4,578  $ 1,473  $   910
          Techware                         147          364      144      228
                                       -------      -------  -------  -------
                                       $ 1,844      $ 4,942  $ 1,617  $ 1,138
                                       =======      =======  =======  =======

3.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     -------------------------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. During the three months ended June 30, 1996, the Company invested its excess cash in bank repurchase agreements. At June 30, 1996, all such investments are designated as held-to-maturity as management believes it has the positive intent and the ability to hold such securities until their stated maturities. These repurchase agreements mature and are reinvested on a daily basis. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.



4.   INVENTORIES
     -----------

     Inventories consist of the following (in thousands):       June 30,  September 30,
                                                                  1996        1995
                                                                  ----        ----
     Raw materials                                               $13,730     $ 8,902
     Work-in-process                                               4,714       3,317
     Finished goods                                                  651         639
                                                                 -------     -------
                                                                 $19,095     $12,858
                                                                 ========    =======

                            BROOKS AUTOMATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



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

6.   SIGNIFICANT CUSTOMER, RELATED PARTY
     -----------------------------------

     During the nine months ended June 30, 1996 and 1995, the Company had sales to one customer which approximated 21% of net revenues in both periods. This customer was a shareholder of the Company.

7.   LONG-TERM DEBT
     --------------
     In June 1996, the Company replaced its $3.0 million secured, revolving line of credit with a $15.0 million unsecured revolving credit facility and a $3.0 million unsecured foreign currency line of credit, both of which expire in December 1997. Under the new revolving credit facility, advances will bear interest at the prime rate or the LIBOR rate plus 2%. Under the foreign currency line of credit, advances will bear interest at the LIBOR rate plus 2%. At June 30, 1996, the Company had borrowings approximating $351,000 outstanding under the revolving credit facility.

8.   STOCK OPTIONS
     -------------

     On July 25, 1996, the Board of Directors determined that certain stock options issued to employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock. In light of the Board's conclusions that such options were not providing the desired incentive, the Board provided employees with the opportunity to exchange options previously granted to them for new options (the "replacement options") to purchase the same number of shares of common stock at an exercise price of $11.00 per share, the fair market value of the Company's common stock on July 25, 1996. The vesting schedule for each replacement option will commence on the date of the new grant and replacement options will become exercisable over a five year period in accordance with the Company's standard option vesting schedule. Subject to the election of each optionholder, these new options will replace options to purchase up to 347,900 shares of the Company's common stock with an average price of $14.36 per share.

9.   CONTINGENCIES AND COMMITMENTS
     -----------------------------

     There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from a third-party alleging infringements of such party's patent rights by certain of the Company's products. The Company's patent counsel are investigating the claim and the Company believes the patents claimed may be invalid. In the event of litigation with respect to this notice, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon information currently available to it, the Company would only do so if license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe that it is probable that future events related to this threatened matter will have an adverse effect on the Company's business; however, there can be no assurance that this will be the case. The Company is currently unable to reasonably estimate any possible loss related to this matter.

                            BROOKS AUTOMATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.   CONTINGENCIES AND COMMITMENTS (CONTINUED)
     -----------------------------------------

     In May 1996, the Company negotiated a license with ADE Corporation incorporating the non-exclusive right to use their wafer aligner patents. The license arrangement will not have a material effect on the Company's consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

NET REVENUES
- ------------

Net revenues for the three months ended June 30, 1996 increased 81% or $11.3 million to $25.3 million compared with net revenues of $14.0 million in the comparable prior fiscal period. Sales of vacuum central handling systems, components and control software comprised 82% of the increase in net revenues. Current quarter shipments included the new 300 mm vacuum central wafer handling system incorporating the MagnaTran 6 high speed vacuum transfer robot, the Company's sixth generation product developed to enable production of advanced semiconductors (feature sizes at .35 micron and below). The remainder of the increase in net revenues was primarily attributable to sales of flat panel display substrate handling systems and modules. Foreign revenues for the three months ended June 30, 1996 increased to $3.8 million (15.0% of net revenues), including $2.8 million of direct sales to Asian based customers, compared with foreign revenues of $2.4 million (17.1% of net revenues) in the comparable prior fiscal period.

Net revenues for the nine months ended June 30, 1996 increased 92% or $31.8 million to $66.4 million compared with net revenues of $34.6 million in the comparable prior fiscal period, reflecting increased unit sales of vacuum central substrate systems, substrate handling and conditioning modules, and control software. Foreign revenues for the nine months ended June 30, 1996 increased to $11.9 million (17.9% of net revenues), including $8.3 million of direct sales to Asian based customers, compared with foreign revenues of $3.7 million (10.7% of net revenues) in the comparable prior fiscal period.

GROSS PROFIT
- ------------

Gross profit as a percentage of net revenues was 41.4% and 42.1%, respectively, for the three months and nine months ended June 30, 1996 compared with 41.1% and 40.5%, respectively, for the comparable prior fiscal periods. Cost reductions achieved by the Company, primarily attributable to manufacturing efficiencies of increased unit sales and increased sales of products incorporating higher value-added control software, were partially offset by slightly higher material cost content related to changes in product mix and new product introductions.

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------

Research and development expenses increased to $3.3 million (13.0% of net revenues) and $9.0 million (13.6% of net revenues), respectively, for the three months and nine months ended June 30, 1996 from $1.8 million (12.9% of net revenues) and $4.5 million (13.0% of net revenues) in the comparable prior fiscal periods. The increase in research and development expenses primarily resulted from the Company's investment in the development of 300 mm vacuum central wafer handling systems and substrate handling modules, VIS (vacuum interface SMIF) technology, MagnaTran vacuum transport robots, control and scheduling software, and new vacuum central substrate handling systems and conditioning modules for the semiconductor and flat panel display process equipment industries. The Company plans to continue to increase its investment in research and development but expects that such expenses for the remainder of the fiscal year will approximate fiscal 1995 spending levels as a percentage of net revenues.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses increased to $3.4 million (13.4% of net revenues) and $9.2 million (13.9% of net revenues), respectively, for the three months and nine months ended June 30, 1996 from $2.0 million (14.3% of net revenues) and $4.8 million (13.9% of net revenues) in the comparable prior fiscal periods. The increase in selling, general and administrative expenses resulted from the hiring of additional sales, marketing and administrative staff to support the Company's international expansion, as well as the costs associated with establishing and expanding operations in Japan, Korea and the United Kingdom. The Company anticipates that selling, general and administrative expenses will continue to increase in fiscal 1996 as the Company commits more resources to market and sell its products internationally, especially in Asia, and to support anticipated growth.

INTEREST EXPENSE
- ----------------

Interest expense decreased to $89,000 (0.4% of net revenues) and $283,000 (0.4% of net revenues), respectively, for the three months and nine months ended June 30, 1996 from $108,000 (0.8% of net revenues) and $370,000 (1.1% of net revenues) in the comparable prior fiscal periods. The decrease in interest expense reflects lower average borrowings as a result of the Company's improved working capital position following the Company's fiscal 1995 public offerings.

INTEREST INCOME
- ---------------

Interest income decreased to $41,000 (0.2% of net revenues) and increased to $312,000 (0.5% of net revenues), respectively, for the three months and nine months ended June 30, 1996 from $128,000 (0.9% of net revenues) and $235,000 (0.7% of net revenues) in the comparable prior fiscal periods. The decrease in interest income in the three months ended June 30, 1996 reflects lower cash balances in the latter part of the second quarter of fiscal 1996 compared with the same period of fiscal 1995. The increase in interest income in the nine months ended June 30, 1996 reflects higher cash balances available for investment during the first half of fiscal 1996 following the Company's fiscal 1995 public offerings.

PROVISION FOR INCOME TAXES
- --------------------------

The Company's effective income tax rate was approximately 35% for the nine months ended June 30, 1996 compared with approximately 33% in the comparable prior fiscal period. The increase in the Company's effective income tax rate was primarily due to the expiration in June 1995 of the federal research and development tax credit.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of June 30, 1996, the Company had working capital of $34.2 million, including $4.8 million of cash and cash equivalents, compared with working capital of $32.7 million, including $15.6 million of cash and cash equivalents, as of September 30, 1995. During the nine months ended June 30, 1996, the Company used cash of $4.0 million in operating activities primarily to finance increased accounts receivable and inventories resulting from revenue growth. Investment activities for the nine months ended June 30, 1996 consisted of capital expenditures primarily for reliability and test, and demonstration equipment. The Company expects to continue to make capital expenditures to support its business, especially growth in local customer support centers in key geographic semiconductor and flat panel display markets.

In June 1996, the Company replaced its $3.0 million secured, revolving line of credit with a $15.0 million unsecured revolving credit facility and a $3.0 million unsecured foreign currency line of credit, both of which expire in December 1997. Under the new revolving credit facility, advances will bear interest at the prime rate or the LIBOR rate plus 2%. Under the foreign currency line of credit, advances will bear interest at the LIBOR rate plus 2%. At June 30, 1996, the Company had borrowings approximating $351,000 outstanding under the revolving credit facility.

In February 1995, the Company received net proceeds of $13.6 million from its initial public offering of 2,000,000 shares of common stock. In July 1995, the Company received net proceeds of $16.6 million from a secondary offering of 1,000,000 shares of the Company's common stock.

The Company believes that existing cash and cash equivalents together with currently available bank credit lines and anticipated cash flows from operating activities will be adequate to fund operations for at least the next twelve months.

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from a third-party alleging infringements of such party's patent rights by certain of the Company's products. The Company's patent counsel are investigating the claim and the Company believes the patents claimed may be invalid. In the event of litigation with respect

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon information currently available to it, the Company would only do so if license fees would not be material to the Company's consolidated financial statements.

There can be no assurance that the Company would prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to the Company on reasonable terms, if at all. Currently, the Company does not believe that it is probable that future events related to this threatened matter will have an adverse effect on the Company's business; however, there can be no assurance that this will be the case. The Company is currently unable to reasonably estimate any possible loss related to this matter.

In May 1996, the Company negotiated a license with ADE Corporation incorporating the non-exclusive right to use their wafer aligner patents. The license arrangement will not have a material effect on the Company's consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
- -----------------------------------------------------------------------------
1995
- ----
Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, statements relating to the adequacy of the Company's capital resources and certain of its projected expenditures, the relatively few number of customers who account for a substantial portion of the Company's net revenues, the ability of the Company to manage its growth, the Company's success in international markets, the Company's dependence upon cyclical industries and the success of its customers, competitors, technological change, the Company's ability to develop new products and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                            BROOKS AUTOMATION, INC.

                          PART II:  OTHER INFORMATION



Item 6 (a)  Exhibits

            (10.2) Loan Agreement between Brooks Automation, Inc. and US Trust dated June 25, 1996.

            (10.21) Master Short Term Foreign Currency Borrowing Agreement between Brooks Automation, Inc. and CoreStates Bank N.A. dated June 18, 1996.

            (11.01) Computation of per share earnings (incorporated herein by reference to Note 5 of Notes to Consolidated Financial Statements).

Item 6 (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.



August 13, 1996                       /s/ Robert J. Therrien
- ---------------                       _____________________________________
[Date]                                Robert J. Therrien
                                      President and Chief Executive Officer



August 13, 1996                       /s/ Stanley D. Piekos
- ---------------                       _____________________________________
[Date]                                Stanley D. Piekos
                                      Vice President - Finance
                                      Chief Financial Officer