Form 10-K
period 1996-09-30
BROOKS AUTOMATION INC
filed 1996-12-30
CIK 933974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K


[ X ] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996 or
                      ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the transition period from __________ to ____________.

COMMISSION FILE NUMBER:  0-25434
                         -------

                            BROOKS AUTOMATION, INC.
                            -----------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                     04-3040660
           ---------                                    ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


15 ELIZABETH DRIVE, CHELMSFORD, MASSACHUSETTS                  01824
---------------------------------------------                ----------
(Address of Principal Executive Offices)                     (Zip Code)

                                 508-262-2566
                    ---------------------------------------
             (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

                                NONE

     Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of December 5, 1996 was approximately $100,000,000 based on the closing price of $16 11/16 on that date on the Nasdaq National Market. As of December 5, 1996, 7,574,109 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement are incorporated by reference in Part III of this report. The Proxy Statement for the annual meeting of stockholders to be held February 20, 1997 is expected to be filed within 120 days after the end of the Registrant's fiscal year.

                                     PART I

ITEM 1.  BUSINESS

Brooks Automation, Inc. (the "Company") is a leading, worldwide independent developer, manufacturer and supplier of vacuum central wafer handling systems and modules for the semiconductor process equipment industry. The Company has developed a family of central wafer handling systems and modules, including vacuum transfer robots, vacuum cassette elevator load locks, vacuum alignment and thermal conditioning modules, and related software. In 1994, the Company extended its vacuum automation product line by introducing a family of central substrate handling systems and modules for the flat panel display manufacturing industry. This product family includes a proprietary magnetically driven vacuum transfer robot capable of handling large flat panel display substrates. In 1996, the Company acquired Techware Systems Corporation ("Techware"), a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. Techware now operates as a wholly-owned subsidiary of the Company, under the name of Brooks Automation Canada ("Brooks Canada").

The Company's systems and modules are used in radial cluster tools ("cluster tools"), an architecture which integrates multiple vacuum process modules around a vacuum central substrate handling system. The principal semiconductor manufacturing processes that use vacuum cluster tools are physical vapor deposition ("PVD"), chemical vapor deposition ("CVD") and etch, including strip and clean. The Company believes that its products enable process equipment manufacturers ("OEMs") to improve the productivity and availability of their process equipment, thereby reducing semiconductor manufacturers' costs of owning and operating this equipment.

The Company has over ten years' experience and know-how in developing and manufacturing vacuum transfer robots and other vacuum automation modules and systems. The Company has introduced multiple generations of products which have improved throughput, reliability, contamination control and repeatability. To maintain and enhance its growth, the Company is pursuing a variety of strategies including enhancing technical leadership, increasing product penetration with existing customers, developing customer confidence by maintaining product neutrality, penetrating the flat panel display manufacturing equipment market, collaborating with key customers and increasing international sales.

The Company's Massachusetts predecessor was organized in February 1989 and acquired the semiconductor wafer handling business of the Brooks Automation Division of Aeronca Electronics, Inc., a subsidiary of Fleet Aerospace Corporation, in March 1989. The Company and its predecessors have been in the semiconductor wafer handling business since 1978. As used herein, the term Company refers to Brooks Automation, Inc. and its subsidiaries, including Brooks Canada.

SEMICONDUCTOR PRODUCTS

Background

The growth of the semiconductor process equipment market reflects increasing demand for semiconductors (also known as integrated circuits), which is attributable to continued growth of the personal computer market and the expanding use of semiconductors in the automotive, telecommunications and consumer electronics markets. This growth has been driven in large part by continuing improvements in semiconductor performance (as measured by functionality, processing speed and memory) at declining prices per function. These improvements have been achieved by decreasing the linewidth (referred to as feature size) of the integrated circuits on the semiconductor wafer, and by increasing the number of layers of material deposited on the wafer.

Products

The Company's products include a family of vacuum central wafer handling systems and modules for the semiconductor process equipment and manufacturing industries. The systems include fully integrated automated wafer handling platforms for vacuum cluster tools, and the modules include vacuum transfer robots, vacuum cassette elevators, and vacuum alignment and thermal conditioning modules. Both systems and modules include proprietary software to control and monitor system and module functions.

The Company's systems provide turn-key automation solutions for vacuum cluster tools. Features include efficient, reliable and clean wafer handling, vacuum control including profiled pumping and venting, wafer alignment and thermal conditioning, intermodule communications and wafer transport scheduling. The Company's systems and modules are interchangeable and comply with SEMI/MESC standards. This open architecture provides flexibility for OEM customers to configure application specific wafer handling systems and for semiconductor manufacturers to retrofit vacuum wafer handling systems within their fabrication facilities.

Vacuum Central Wafer Handling Systems

Central wafer handling systems for vacuum cluster tools link together various process and conditioning modules (e.g. chambers for deposition, etch, heating and cooling) using a transfer robot located in a central vacuum chamber. In a cluster tool, a standard cassette of up to 25 wafers enters the vacuum environment through a vacuum cassette elevator load lock. The load lock is sealed and pumped to vacuum and then opened to the central wafer handling system. A central transfer robot then carries the wafers between the cassette and the different process and conditioning modules through the central vacuum chamber. After all the wafers have been processed within the cluster tool and returned to the cassette in the load lock, the load lock is sealed from the vacuum central chamber and vented to atmospheric pressure. The cassette of wafers is then removed from the cluster tool through the load lock. Vacuum cluster tools often employ two load locks, with the wafers from one load lock being actively transferred, conditioned and processed while wafers in the other load lock are being brought to or removed from vacuum conditions. Although cluster tool load lock doors are located in the most stringent and most expensive clean room environments to avoid contamination of wafers when being transferred into and out of a cluster tool, the main cluster tool platform and its modules are located behind the clean room wall in an equipment bay in a less stringent and less expensive clean room environment.

The following table sets forth the Company's family of vacuum central wafer handling systems:

     Model                     Number of Ports            Features
---------------                ---------------          -------------
Marathon 400..............           4                . 100 mm to 200 mm wafers
Marathon 500..............           5                . Vacuum range:  10/-3 / to 10/-8/ torr
Marathon 600..............           6                . Single or dual arm, 3-axis,
Marathon 700..............           7                  mechanically driven transfer robots
Marathon 800..............           8                . Magnetically driven transfer
                                                        robots with high-speed, DSP-based
                                                        velocity and acceleration control (optional)

Marathon 4000.............           4                . 300 mm wafers
Marathon 6000.............           6                . Single or dual arm, 3-axis,
                                                        magnetically driven transfer
                                                        robots with high-speed, DSP-based
                                                        velocity and acceleration control

Under development
Marathon 5000.............           5
Marathon 7000.............           7
Marathon 8000.............           8


The Company's Marathon vacuum central wafer handling systems handle wafer sizes of 100 mm to 200 mm in diameter, and are offered with four to eight sides (referred to as ports) and vacuum ranges of 10/-3 / to 10/-8/ torr (a measure of vacuum pressure; 760 torr equals one atmosphere). Each port can accommodate process modules meeting SEMI/MESC standards. Using a two load lock configuration, the Company's Marathon 800 eight-sided central wafer handling system can accommodate up to six process modules.

PVD and CVD applications typically require high vacuum, as they are extremely sensitive to molecular and particle contamination, and typically use seven- or eight-sided central water handling systems. Etch, strip and clean applications do not generally have the same vacuum requirements as deposition and often use less complex and less expensive four- to six-sided cluster tool configurations.

In anticipation of the emergence of next-generation standards for larger wafers, the Company has developed central wafer handling systems (the Marathon 4000 and 6000) designed to handle 300 mm wafers. These systems have incorporated handling technology developed by the Company for flat panel display substrates, which are generally significantly more demanding to handle than wafers.

The Company continually enhances its vacuum transfer robots and other modules to improve the performance of its systems and intends to offer such improvements with its Marathon systems as they are developed. The Company has offered its new DSP-controlled, magnetically driven MagnaTran vacuum transfer robot as a Marathon option.

The Company's Marathon systems currently incorporate either the Company's single (VacuTran) or dual (MultiTran) frog-arm vacuum transfer robot, one or more of the Company's vacuum cassette elevator (VCE) load locks, the Company's InLigner wafer aligner, and, if required, the Company's InCooler wafer cooling module. The Company has been able to increase the availability of ports for use with process modules by developing a wafer aligner and a cooling module which mount between a cassette or process module and the central wafer handling chamber. The Company is also developing a degas module that performs a degas function in a single conditioning module requiring one port. This module is being designed to virtually degas a wafer in 45 seconds.

The Company has also developed transport module control (TMC) CONTROLVision proprietary applications software to control and monitor its vacuum substrate handling systems and to interface with the cluster tool and process module. The software interfaces with process tool controllers and provides environment control, profiled load lock pumping and venting, error recovery diagnostics, safety control and scheduling of wafer transfers. When providing a turn-key solution that includes the Company's system control and scheduling software, the Company is able to provide guarantees relating to throughput and particle contamination. Throughput guarantees vary for each system configuration and each process requirement. In an independent test of its Marathon 600 vacuum central wafer handling system performed on behalf of the Company and a customer at the facilities of an independent laboratory, the operation of the Marathon 600 produced significantly less particle contamination than the system's particle contamination specifications. The Company is also developing cluster tool control (CTC) CONTROLVision proprietary software to provide user interface and overall system control.

Vacuum Transfer Robots

Building on its experience in developing transfer robots and employing its patented dual and single frog-arm technology, the Company has developed multiple generations of vacuum transfer robots. These robots are a standard feature of the Company's Marathon central wafer handling systems, are constructed to SEMI/MESC standards and are sold separately for use with other vacuum wafer handling applications. The Company's robots incorporate electronics and proprietary software to control and monitor their operation.

The Company's next-generation vacuum transfer robot, the MagnaTran 60, is designed to carry large flat panel display substrates. The Company has also developed a version of the MagnaTran 60, the MagnaTran 6, for the semiconductor wafer market. The Company believes that the technical advances implemented to meet the requirements of the flat panel display industry enabled the Company to adapt the MagnaTran 6, with minimal technical innovations, to handle 200 mm semiconductor wafers and the anticipated next-generation 300 mm semiconductor wafers.

The following table sets forth the model, year of introduction and description of certain features of the Company's vacuum transfer robots:

    MODEL             YEAR OF INTRODUCTION            FEATURES
    -----             --------------------            --------
MagnaTran 6                  1996                 . Magnetic drive
                                                  . Motion control with software and DSP-based
                                                     controller
                                                  . Magnetic seal
                                                  . Single or dual frog-arm/band joint
                                                  . Compatible for 200mm and 300mm wafer substrate size

MultiTran 5                  1992                 . Upgraded digital motion control
                                                  . Ferro-fluidic seal on rotational axis
                                                  . Servo motor and capstan
                                                  . Dual frog-arm/band joint
                                                  . Placement repeatability of .26 mm
                                                  . Reach of 875 mm

VacuTran 5                   1992                 . Upgraded digital motion control
                                                  . Ferro-fluidic seal on rotational axis
                                                  . Servo motor and capstan
                                                  . Single frog-arm/band joint
                                                  . Placement repeatability of .26 mm
                                                  . Reach of 860 mm

VacuTran 2                   1984                 . Gear motor flexure drive
                                                  . Analog motion controls
                                                  . Polymer ring seal
                                                  . Single frog-arm/gear joint
                                                  . Placement repeatability of 1.0 mm
                                                  . Reach of 375 mm


Throughput. By employing dual frog-arm robots, the MultiTran has been able to achieve a significant improvement in throughput over single arm robots, depending upon the cluster tool configuration and process requirements. The Company has also been able to increase throughput by developing proprietary algorithms to calculate efficient trajectories and acceleration and deceleration profiles (time optimal trajectories) for its robot arms while reducing vibrations and maintaining position control of the wafer being transported. By incorporating a DSP and this time optimal trajectory software in its MagnaTran 6, the Company believes that it has achieved additional improvement in transfer time. Time optimal trajectory software is also incorporated into the Company's MagnaTran 60 vacuum transfer robot for flat panel display substrates.

Only one arm of the Company's dual arm robots may extend at a time, and each arm is always positioned directly opposite (180 degrees) from the other. In contrast to single arm robots, which must transfer a wafer removed from one handling, conditioning or process module to another before picking up a new wafer, the Company's dual arm robots are able to pick up a new wafer from a module before retrieving the original wafer. This new wafer can then be placed in a module before carrying the original wafer to a cassette or other module, thereby enhancing continuous processing.

Reliability. The Company has developed and implemented a rigorous test program to evaluate its products. Through the efforts of its reliability test group, the Company has demonstrated in excess of one million mean cycles between failures for its VacuTran 5 and MultiTran 5 robots. This translates into a mean time between failures of approximately 5,500 hours for a transfer robot operating in a typical cluster tool with three sequential processing modules that processes 30 wafers per hour. The Company's reliability program is guided by the computer-based RAMP reliability model developed by SEMATECH and Sandia National Laboratories and with an on-going training program managed by Sandia.

The magnetic drive in the Company's MagnaTran robot has less than half of the moving parts of the drives used in the VacuTran and MultiTran robots. In addition, this drive mechanism transmits force magnetically, without piercing the vacuum barrier, and eliminates the need for moveable vacuum seals. By reducing moving parts and eliminating moveable seals (all of which are prone to wear) the Company believes that it will be able to increase the reliability of its transfer robots significantly. Through the introduction of the MagnaTran robot, the Company's goal is to achieve a fourfold increase in mean time between failures within the next several years, although there can be no assurance that the Company will be able to achieve this objective on a timely basis if at all.

Contamination Control. To reduce particle contamination, the Company designs its vacuum transfer robots to eliminate the use of belts and gears and to reduce the number of moving parts within the vacuum environment and above the wafer plane, and selects materials that reduce particle and molecular contamination. In addition, the robots pick and place wafers with a vertical motion to prevent wafer sliding on process module surfaces and cassette slots. The Company believes that the elimination of moveable vacuum seals in its MagnaTran robots will further enhance the particle performance of its vacuum transfer robots.

Repeatability. As wafer sizes increase and placement repeatability becomes more demanding, it is becoming increasingly important to minimize tracking errors, wafer sliding and arm deflection (the bending or wobbling of the robot arm). Narrow side clearances between a wafer and a process chamber or cassette often require tracking errors of less than 0.5 mm. The two most widely used vacuum transfer robot arm designs are SCARA arms, in which the end effector is supported by a single arm, and the frog-arm pioneered by the Company, in which the end effector is supported by a left and right arm. The Company believes that the symmetrical mechanisms and inherent strength of frog-arms provide frog-arms with a significant advantage over SCARA arms in reducing tracking errors, wafer sliding and arm deflection.

The Company's vacuum transfer robots contain a closed loop servo control which monitors and maintains placement repeatability in the rotational axis by obtaining constant positioning feedback. Many other transfer robots use an open loop stepper control system which commands a robot to move a specified number of steps with limited or no feedback as to the final position of the robot. These stepper systems can lead to misplacement of the robot arm if the number of steps is miscounted. To further enhance tracking, the Company has incorporated a closed loop feedback system with a proprietary DSP-based controller in its MagnaTran robots.

Other Vacuum Wafer Handling and Conditioning Modules

In addition to vacuum transfer robots, the Company offers a family of SEMI/MESC compatible vacuum wafer handling modules (cassette load locks and aligners) and vacuum thermal conditioning modules (a cool station and, under development, a degas module). The Company incorporates these modules into its vacuum central wafer handling systems and sells them separately. The following table sets forth the model, year of introduction and certain features of the Company's other vacuum wafer handling and thermal conditioning modules:

                                        Year of
           Model                      Introduction              Features
          -------                     ------------              --------

VACUUM CASSETTE ELEVATOR LOAD LOCKS
------------------------------------
VCE 5                                    1996                    . 300 mm
                                                                 . Side opening carrier interface option
VCE 4                                    1994                    . Flexible and changeable interfaces:
                                                                    . Automatic vertical or manual swing-out door
                                                                    . SMIF interface option
                                                                    . Automated and rail guided vehicle interface
                                                                      option
                                                                 . Advanced wafer position sensors
VCE 3                                    1992                    . Automatic vertical door
                                                                 . High performance, low vibration drive mechanisms
                                                                 . Low profile, low particle door drive mechanism
                                                                 . Nonvolatile memory for set-up data retention
VCE 2-0                                  1990                    . Safety and wafer sensors
                                                                 . Angled chamber for flush clean room interface
VCE 2-M                                  1989                    . SEMI/MESC interface
VCE 2-8                                  1987                    . Manual swing-out door
                                                                 . Cassette, door and wafer sensors

VACUUM ALIGNERS
---------------
InLigner 3                               1996                    . 300 mm
                                                                 . Intermodule design conserves cluster tool port
InLigner                                 1991                    . Intermodule design conserves cluster tool port
                                                                 . One step positioning with transfer robot
                                                                 . Optical sensors
VWA1                                     1987                    . Dedicated module design (uses port)
                                                                 . Optical sensors


VACUUM THERMAL CONDITIONAL MODULES
----------------------------------
InCooler 3                               1996                    . 300 mm
                                                                 . Intermodule design conserves cluster tool port
InCooler                                 1993                    . Wafer cooling module
                                                                 . Intermodule design conserves cluster tool port
                                                                 . Cools wafers from 550 degrees C to 70 degrees C
                                                                    in 45 seconds
Degas Module                           Under                     . Dedicated module design (uses port)
                                     development                 . Heats to virtually degas water and other
                                       1996                         vapors from  wafer in 45 seconds

Vacuum Cassette Elevator Load Locks. The Company has developed a family of vacuum cassette elevator load locks to hold and index (raise and lower) wafers for cluster tools and other vacuum automated equipment. The Company's VCE 4 cassette load lock features flexible and changeable interfaces, is field upgradable and is available with either a manual or automatic door configuration. The automatic door uses an innovative low particle, low profile drive mechanism, which opens vertically below the cluster platform for standard mechanical interface ("SMIF"), automated guided vehicle ("AGV") and rail guided vehicle ("RGV") compatibility. The VCE 4 is also offered with a fixed cassette platform, a swing-out AGV or RGV arm, and integrated SMIF options. The Company has developed the VCE 5 for 300mm wafers, a side opening carrier interface is also under development.

Vacuum Aligners. Wafer processing requires precise alignment and, often, orientation of a wafer for processing. The Company's InLigner Intermodule Wafer Aligner provides fast one-step wafer alignment by sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position. Other wafer aligners, including the Company's VWA 1, do not communicate the position of the wafer to the transfer robot, and take an extra step to move the wafer to a centered position. The Company's aligners center and orient the wafer without edge contact by using an optical sensor. The InLigner is designed for intermodule mounting between a module, such as the cassette load lock and the central wafer handling chamber,
in order to conserve a port of the cluster tool.   The Company's InLigner 3 is
designed for 300 mm wafer alignment

Intermodule Cool Station. The Company's InCooler Intermodule Cool Station cools wafers after hot processing to a temperature that allows placement into a plastic wafer cassette. The InCooler can cool a wafer from 550 degrees C to 70 degrees C in 45 seconds. This module is also designed for intermodule mounting. The Company's InCooler 3 is designed for 300 mm wafer applications.

Degas Module. The Company is developing a degas module that performs a degas function in a single conditioning module requiring one port. This module is being designed to virtually degas a wafer in 45 seconds.

Factory Automation

Advanced semiconductor manufacturers are increasingly utilizing factory automation systems to transport cassettes of wafers throughout the production process with minimal human interface. These systems include AGV's, RGV's and overhead track systems. To reduce clean room costs and the possibility of wafer contamination, some semiconductor equipment manufacturers use mini-environment SMIF systems. These systems can be used to isolate wafers in a clean, atmospheric sealed wafer cassette container for storage or transport from one process tool to the next. These containers can be transported by operators, AGVs or RGVs through less clean environments while maintaining an ultraclean environment within the sealed SMIF container. With the use of SMIF systems, only the process tool cassette transfer interfaces need to be maintained in the most stringent clean room environment.

During the fiscal 1996, the Company has developed products to interface with advanced factory automation systems, including a SMIF system (VIS) to interface with vacuum wafer handling systems, an ergonomic loading option (Tilt Platform) for the VCE 4 designed to accommodate human interface requirements, a stationary platform (Load Station) to accept delivery of cassettes of wafers, and a Buffer Station which accommodates two cassettes of wafers in front of each load lock to enhance throughput.

Atmospheric Products

Transfer Robots. The Company's Z-Bot II, introduced in 1986 and improved in 1994, is an atmospheric wafer transfer robot that features the Company's proprietary, 3-axis frog-arm, which provides gentle motion and clean operation. This robot has a much wider range of motion in the vertical axis than the Company's vacuum transfer robots, and thereby can access wafers in fixed cassettes that do not have indexing capability. The Company's Orbitran, introduced in 1982, is an atmospheric wafer transport robot with a more limited range of vertical motion than the Z-Bot II and offers the same frog-arm design, gentle motion and clean operation at a lower price.

Atmospheric Wafer Aligner. The Company's Atmospheric Wafer Aligner II, introduced in 1987 and improved in 1994, is an atmospheric wafer aligner that features 3-axis alignment, clean operation and high speed.

FLAT PANEL DISPLAY PRODUCTS

Background

Flat panel displays, such as active-matrix liquid crystal displays, are used in color laptop and notebook computers, camcorder viewfinders and flat televisions. Like semiconductors, flat panel displays are manufactured with deposition and etch processes. Many flat panel display process equipment manufacturers are located in Japan. Accordingly, the Company's sales of its products for the flat panel display equipment market will be heavily dependent on its ability to penetrate the Japanese market.

Products

In 1994, the Company introduced a family of vacuum central substrate handling systems and modules for the flat panel display deposition and etch process equipment markets, shipping its first Hercules central substrate handling system for a flat panel display vacuum cluster tool in July 1994. As with the Marathon central wafer handling systems, the Hercules systems are designed for flexibility and are offered with from four to seven ports, varying vacuum ranges and object-oriented control software. The Hercules systems can handle flat panel display substrates from 350 mm x 460 mm to 600 mm x 720 mm in size.

The Hercules system includes the Company's newly developed MagnaTran 60 magnetically driven frog-arm vacuum transfer robot with two or three axes of motion and single or dual arm options, a single slot load lock, and 20 or 30 vacuum cassette elevator load locks (VCE 40), and a seven slot batch degas module. The VCE 40 vacuum cassette elevator load locks have automatic and manual door design options.

MARKETING AND SALES

The Company markets and sells its products in the United States, Japan, Korea, Taiwan and Europe through its direct sales and marketing organization. The Company's sales and marketing organization operates out of the corporate headquarters in Chelmsford, Massachusetts, and its regional sales and technology centers in California, Japan, British Columbia, and England. The Company's United States customers and potential customers are concentrated primarily in California, and between New York and Boston. In July 1996, the Company opened its technology center in Japan, significantly expanding its regional marketing and technical support capabilities. The Company is seeking to expand its presence in Japan, Korea and Taiwan by increasing customer support staff, hiring and training a marketing and sales organization and opening additional regional technology centers. In fiscal 1996, 1995 and 1994, foreign revenues accounted for 20%, 12% and 16% of the Company's revenues, respectively. The Company expects foreign revenues to continue to represent a significant percentage of total revenues in the foreseeable future. To the extent that the Company expands its international operations, the Company may be exposed to increased risks of currency fluctuations.

The Company believes that its marketing and sales efforts are significantly enhanced by providing its customers and potential customers with the use of demonstration equipment for evaluation, technical assistance and training. The Company currently maintains demonstration equipment at its headquarters facility, and in California, Japan and British Columbia. The Company plans to increase its investment in demonstration equipment in its regional technology centers strategically located near its customer base.

The selling process for the Company's products, particularly its vacuum central wafer handling systems, is often multi-level, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different organizational levels to provide planning and product customization and to assure open communications and support. The Company's marketing activities also include participation in trade shows, publication of articles in trade journals, participation in industry forums and distribution of sales literature.

The Company believes that its revenues will be primarily generated by sales to existing customers. Several of the Company's largest OEM customers now purchasing the Company's vacuum central wafer handling systems previously purchased the Company's vacuum transfer robots and other modules. The Company believes that once a customer has selected the Company's system for a cluster tool, the customer is likely to rely on that equipment for the life of that cluster tool model, which can be in excess of five years.

Due to the significant capital commitment usually incurred by semiconductor manufacturers in their purchase of process equipment, these manufacturers demand high performance and highly reliable products which require substantial time for the Company's OEM customers to develop and validate. As a result, it may take as long as several years between the Company's initial sales of a vacuum central wafer handling system and commercial introduction of the OEM's new process tool.

In fiscal 1996, one customer, Lam Research Corporation ("Lam"), accounted for 21% of the Company's revenues. In fiscal 1995, revenues from two customers accounted for 34% of the Company's revenues. In fiscal 1994, revenues from one customer, Lam, accounted for 24% of the Company's revenues. Sales to the Company's top ten customers accounted for 70%, 75% and 67% of revenues in fiscal 1996, 1995 and 1994, respectively. A reduction or delay in orders from a significant customer could have a material adverse effect on the Company's results of operations.

ACQUISITION OF TECHWARE SYSTEMS CORPORATION

In February 1996, the Company acquired all of the outstanding shares of Techware Systems Corporation ("Brooks Canada") in exchange for 462,189 shares of the Company's Common Stock. Brooks Canada designs, develops, and supplies integrated equipment control software solutions for the semiconductor and related industries. The acquisition enhances and expands the Company's proprietary control system software for transport module and cluster tool system
interface.   The acquisition has been accounted for as a pooling of interests.

COMPETITION

The semiconductor and flat panel display process equipment manufacturing industries are highly competitive and characterized by continual change and improvement in technology. Many of the companies in these industries have significantly greater research and development, clean room manufacturing, marketing and financial resources than the Company.

Although other independent companies sell vacuum wafer and flat panel display substrate handling automation systems and vacuum transfer robots to OEMs, the Company believes that its primary competition is from the larger, integrated semiconductor and flat panel display OEMs that satisfy their substrate handling needs in-house rather than by purchasing handling systems or modules from an independent source such as the Company. Such OEMs comprise the majority of the Company's current and potential customers. Applied Materials, Inc., the leading vacuum process equipment OEM, develops and manufactures its own vacuum central wafer handling systems and modules. The Company believes that in fiscal 1996 most vacuum central wafer handling systems and modules were manufactured in-house by OEMs.

Many OEMs have substantial resources and expertise in substrate handling and automation in vacuum environments and will only purchase the Company's products if the Company can demonstrate improved product performance as measured by throughput, reliability, contamination control and repeatability, at an acceptable price. The Company believes that it competes favorably with OEMs and other independent suppliers with respect to all of these factors. However, there can be no assurance that the Company will be successful in selling its products to OEMs that currently satisfy their wafer and flat panel handling needs in-house, regardless of the performance or the price of the Company's products. Moreover, there can be no assurance that these OEMs will not commercialize their vacuum handling capabilities and compete with the Company for sales to third parties.

The Company's sale of its products for the flat panel display process equipment market is heavily dependent upon its penetration of the Japanese market. The Company is also seeking to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, the Company is at a competitive disadvantage to Japanese suppliers, many of which have long standing collaborative relationships with Japanese semiconductor and flat panel manufacturers. Moreover, the Company's ability to compete effectively in the Japanese market may be limited by its small size, its geographic location and its selection of regional representatives. There can be no assurance that the Company will be able to compete successfully in the Japanese semiconductor or flat panel display process equipment markets.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are focused on developing new products for the semiconductor and flat panel display process equipment industries and further enhancing the functionality, reliability and performance of existing products. The Company's engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their customer counterparts and have used these relationships to identify market demands and target its research and development to meet those demands.

The Company's current research and development efforts include the continued enhancement of the Company's semiconductor and flat panel display products, including 300 mm Marathon vacuum central wafer handling systems and modules, control and scheduling software, and factory automation wafer cassette delivery. There can be no assurance that the Company will be able to develop new products effectively, to enhance its existing products, or to respond effectively to technological changes or new industry standards or developments on a timely basis, if at all. In fiscal 1996, 1995 and 1994, the Company's research and product development expenses were $12.4 million, $6.8 million and $3.8 million, respectively, representing 13.7%, 13.4% and 14.4% of the Company's revenues, respectively.

MANUFACTURING

The Company's manufacturing operations consist primarily of assembly, integration and final testing of parts and subassemblies supplied by third party suppliers, all of which are conducted at the Company's manufacturing facility in Massachusetts. The Company assembles and tests its vacuum systems and modules in a clean room in order to reduce contaminants in its products. While the Company often uses sole source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, the Company believes that these parts and materials are readily available from several supply sources.

PATENTS AND PROPRIETARY RIGHTS

The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, the Company believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. It is the Company's policy to require all technical and management personnel to enter into nondisclosure agreements. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. There can be no assurance that any patent obtained will provide protection or be of commercial benefit to the Company, or that its validity will not be challenged.

The Company has 11 granted U.S. patents and 28 U.S. patent applications pending. In addition, the Company has 11 granted foreign patents and 23 foreign patent applications pending. Approximately one-half of the U.S. patents and patent applications relate to the Company's transfer robot technology, including patents and applications relating to the VacuTran, MultiTran and MagnaTran. The Company's U.S. patents expire at various times from 1999 - 2015.

The Company has obtained a license from Texas Instruments Incorporated to use Texas Instrument's ControlWORKS object-oriented software. The Company has incorporated ControlWORKS in its TMC II proprietary applications software to control and monitor its vacuum substrate handling systems and to interface with the cluster tool and process module software control systems.

The Company has entered into a license and distribution agreement with its German distributor, ACR, relating to ACR's SMIF technology. Under this arrangement, the Company has a nonexclusive license to manufacture and sell ACR's SMIF products worldwide, except for Europe, where ACR has retained exclusive rights.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. The Company has been notified by General Signal Corporation ("General Signal") that General Signal believes the Company is manufacturing and selling products that infringe certain of General Signal's patents. The notification advised the Company that General Signal is currently attempting to enforce its rights to those patents in litigation against a major semiconductor process tool equipment manufacturer, and that, at the conclusion of that litigation, it intends to enforce its rights against the Company and others. The Company's patent counsel is investigating the infringement allegations relating to the General Signal patents. If General Signal successfully enforces these alleged rights against the Company or the Company's customers, it could have a material adverse affect on the Company's business.

In 1992, at the time that General Signal first raised patent claims in the cluster tool area, the Company joined with six major semiconductor process tool equipment manufacturers in forming an "Ad Hoc Committee for Defense against General Signal Cluster Tool Patents." At that time, the members of the Ad Hoc Committee notified General Signal that the member companies were of the opinion that the General Signal patents were invalid based on (i) prior art, (ii) inequitable conduct before the Patent & Trademark Office and (iii) estoppel as a result of General Signal's activities in establishing standards for cluster tools and interfaces within the semiconductor industry. The Company believes that the position taken by the Ad Hoc Committee remains valid, and in the event litigation is commenced against the Company by General Signal, is prepared to defend its position vigorously. Even if the Company is determined to be infringing the General Signal patents, the Company believes that the sale of its products to process tool manufacturers would result in contributory and not direct infringement. As such, certain license rights under the General Signal patents held by the Company's customers could cover the Company's products sold to those customers. For example, the Company has been advised by Lam, the Company's largest customer, that Lam has a license under the General Signal patents. The Company believes that the products sold to Lam are covered under this license. To the extent other customers reach a license or settlement with General Signal, such agreements could also cover the Company's products sold to those customers.

General Signal has offered to license their patents to the Company, and because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. There is no assurance, however, that a license from General Signal will be available to the Company on reasonable terms, if at all. If the General Signal patents are found to be valid, if the Company's products are held to infringe such patents, and if the Company or its OEM customers are not able to obtain a license from General Signal on reasonable terms, it could have a material adverse effect on the business of the Company.

BACKLOG

Backlog for the Company's products as of September 30, 1996 and 1995 totaled $35.8 million and $29.2 million, respectively. Backlog consists of purchase orders for which a customer has scheduled delivery within the next twelve months. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

EMPLOYEES

As of September 30, 1996, the Company had approximately 459 full-time employees. Of these, 166 were involved in engineering, including 65 engaged in software development, 26 in sales and marketing, 68 in global customer support, 164 in manufacturing, and 35 in general and administrative. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company are covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

In May 1995, the Company entered into a seven year lease for a new headquarters and manufacturing facility. In August 1995, the Company completed its relocation into this new facility. The new facility is a two story building with approximately 130,000 square feet of space located in Chelmsford, Massachusetts. The lease provides for the Company to move into all the space over a three year period with the Company occupying a minimum of 83,000 square feet in the first year, 107,000 square feet in the second year, 108,000 square feet in the third year and the entire space thereafter. The Company believes that the new facility will be adequate for its needs for the foreseeable future.

The Company also maintains sales and service offices in Santa Clara, California, Tokyo, Japan, Kingston, England and Richmond, British Columbia, and service offices in Seoul, Korea and Hsinchu, Taiwan.

In July 1996, the Company expanded its regional sales and support presence in Japan, by relocating into a 10,000 square foot facility in Tokyo, Japan.

In August 1996, the Company entered into a six year lease for a new facility for Brooks Canada. The new facility is a shared, three story building with approximately 41,000 square feet of space and is located in Richmond, British Columbia.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is not a party to any material pending legal proceedings. See "Patent and Proprietary Rights" for a description of certain potential patent disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the quarter ended September 30, 1996, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Price
------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BRKS". The following table sets forth the range of high and low trading price quotations for the Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                             Common Stock Price
                                             ------------------
Year ended September 30, 1995                  HIGH       LOW
-----------------------------                  ----       ---

Second Quarter (commencing February 1, 1995)..  $14.75  $ 9.00
Third Quarter.................................   21.50   12.75
Fourth Quarter................................   24.50   16.75

Year ended September 30, 1996
-----------------------------

First Quarter.................................  $22.25  $13.00
Second Quarter................................   16.00   10.00
Third Quarter.................................   15.88    9.75
Fourth Quarter................................   14.75    9.00


Number of Stockholders
----------------------

As of December 5, 1996, there were approximately 118 holders of record of the Company's Common Stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

Dividends
---------

The Company currently intends to retain earnings to finance future growth and, therefore, does not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit arrangements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

Financial Highlights /(1)/
(in thousands, except per share data)

                                                   Year ended September 30,
                                          -------------------------------------------
                                             1996     1995     1994     1993     1992
                                          -------  -------  -------  -------  -------

Revenues/(2)/...........................  $90,432  $50,958  $26,651  $16,425  $12,946
Gross profit............................   37,822   21,175   10,646    6,761    5,176
Income from operations..................   13,027    7,169    2,778    1,415      636
Income before income taxes..............   12,973    7,194    2,340    1,189      484
Income tax provision....................    4,476    2,249      724       51      159
Net income..............................    8,497    4,945    1,616    1,138      325
Net income per share....................    $1.04    $0.73    $0.32    $0.24    $0.07
Weighted average number of common and
  common equivalent shares..............    8,199    6,803    5,045    4,737    4,541


Total assets............................  $64,761  $53,580  $14,488  $12,487  $ 8,129
Working capital.........................   32,582   32,563    6,032    4,261      703
Long-term obligations...................      589      531    3,227    3,264      907
Stockholders' equity....................   50,691   42,222    5,589    3,388    2,118


(1) All financial information presented herein has been retroactively restated to reflect the Techware acquisition which has been accounted for as a pooling of interests. See Notes 1 and 2 to Consolidated Financial Statements for additional information.

(2) Includes revenues from related party of $19,109, $10,530, $6,361 and $916 in the fiscal years ended September 30, 1996, 1995, 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED WITH FISCAL 1995

REVENUES

Revenues increased 77% to $90.4 million in fiscal 1996 from $51.0 million in fiscal 1995. Sales of vacuum central wafer handling systems, modules and control software comprised 72% of the increase in revenues. The remainder of the increase was primarily attributable to increased unit sales of flat panel display substrate handling systems and modules, and service revenues, each
comprising 14% of the increase in 1996 revenues.   Fiscal 1996 shipments
included initial deliveries of 300 mm vacuum central wafer handling systems incorporating the MagnaTran 6 high speed vacuum transport robot, the Company's sixth generation product developed to enable the production of advanced semiconductors (.35 micron and below). Direct foreign revenues increased to $18.1 million (20% of revenues), including $13.3 million of direct sales to Asian customers in fiscal 1996, compared to direct foreign revenues of $6 million (12% of revenues), including $3.9 million of direct sales to Asian customers in fiscal 1995.

GROSS PROFIT

Gross profit as a percentage of revenues improved slightly to 41.8% in fiscal 1996, compared to 41.6% in fiscal 1995. Cost reductions attributable to manufacturing efficiencies from increased unit sales and increased sales of products incorporating higher value-added control software, were partially offset by higher material costs related to changes in product mix, new product introductions, including the introduction of the Company's 300 mm vacuum central wafer handling systems and modules, and generally competitive price pressure.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 81% to $12.4 million (13.7% of revenues) in fiscal 1996 from $6.8 million (13.4% of revenues) in fiscal 1995. The increase in research and development expenses primarily resulted from continued enhancement of the Company's semiconductor and flat panel display products, including 300 mm Marathon vacuum central wafer handling systems and modules, control and scheduling software, and factory automation wafer cassette delivery systems.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 73% to $12.4 million (13.8% of revenues) in fiscal 1996 from $7.2 million (14.1% of net revenues) in fiscal 1995. The increase in selling, general and administrative expenses resulted from the hiring of additional sales, marketing and administrative staff to manage and support the Company's international expansion in Japan, Korea, Taiwan and the United Kingdom.

INTEREST INCOME AND EXPENSE

Interest income decreased to $334,000 (0.4% of net revenues) in fiscal 1996 from $507,000 (1.0% of net revenues) in fiscal 1995. The decrease reflects lower cash balances in fiscal 1996 as a result of the Company's investments in infrastructure and working capital to support its growth.

Interest expense decreased to $388,000 (0.4% of net revenues) in fiscal 1996 from $482,000 (0.9% of net revenues) in fiscal 1995. The decrease in interest expense was due to the Company's improved working capital position and reduced borrowings following the Company's fiscal 1995 public offerings of common stock.

INCOME TAX PROVISION

The Company's effective tax rate was 34.5% in fiscal 1996 compared to 31.3% in fiscal 1995. The increase in the effective rate is primarily due to the statutory lapse of federal research and development tax credits during the first nine months of 1996.

FISCAL 1995 COMPARED WITH FISCAL 1994

REVENUES

Revenues increased 91% to $51.0 million in fiscal 1995 from $26.7 million in fiscal 1994. The increase in revenues was primarily attributable to increased unit sales of vacuum central wafer handling systems and to an increase in unit sales of wafer handling and conditioning modules. Direct foreign revenues increased to $6.0 million (12% of revenues), including $3.9 million in direct sales to Asian customers in fiscal 1995, compared to direct foreign revenues of $4.0 million (16% of revenues), including $1.8 million of direct sales to Asian customers in fiscal 1994.

GROSS PROFIT

Gross profit as a percentage of revenues improved to 41.6% in fiscal 1995, compared to 40.0% in fiscal 1994. Cost reductions attributable to manufacturing efficiencies from increased unit sales, were partially offset by higher material costs related to changes in product mix and new product introductions, including the latest generation of the Company's vacuum cassette elevator load locks, the VCE 4.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 77% to $6.8 million (13.4% of revenues) in fiscal 1995 from $3.8 million (14.4% of revenues) in fiscal 1994. This increase was primarily attributable to the development of the Company's latest generation of vacuum cassette elevator load locks, MagnaTran vacuum transfer robots, SMIF factory automation technology, transport module control and scheduling software, and new vacuum central substrate handling systems and conditioning modules for the semiconductor and flat panel display manufacturing industries.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 79% to $7.2 million (14.1% of revenues) in fiscal 1995 from $4.0 million (15.1% of revenues) in fiscal 1994. The increase in these expenses was primarily attributable to the addition of sales, marketing and administrative staff to manage and support the
Company's growth, domestically and internationally.   The establishment of the
Company's new subsidiary in Japan, increased marketing and customer support activities in Korea, and the increased costs associated with being a public company also contributed to the increase in selling, general and administrative expenses.

INTEREST INCOME AND EXPENSE

Interest income increased to $507,000 (1.0% of revenues) in fiscal 1995 from
$68,000 (0.3% of revenues) in fiscal 1994.   The increase in investment income
reflects higher cash balances available for investment in fiscal 1995, following the Company's two public offerings of common stock.

Interest expense decreased to $482,000 (0.9% of revenues) in fiscal 1995 from
$506,000 (1.9% of revenues) in fiscal 1994.   The decrease in interest expense
was due to the Company's improved working capital position and reduced borrowings following the Company's two public offerings of the common stock.

INCOME TAX PROVISION
The Company's effective tax rate increased to 31.3% in fiscal 1995 from 30.9% in fiscal 1994.

FOREIGN CURRENCY FLUCTUATIONS

The Company's foreign revenues are generally denominated in U.S. dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had working capital of $32.6 million, including $2.1 million of cash and cash equivalents, compared with working capital of $32.6 million, including $15.6 million of cash and cash equivalents,
as of September 30, 1995.   During fiscal 1996, the Company used cash of $2.1
million in operating activities primarily to finance accounts receivable and inventories resulting from revenue growth. Investing activities in fiscal 1996 consisted of capital expenditures primarily for reliability, test and demonstration equipment, and the expansion of the Company's regional technology and customer support center in Japan. The Company expects to continue to make capital expenditures to support its business, especially anticipated growth in regional technology and customer support centers in key geographic semiconductor and flat panel display markets.

The Company has a $15.0 million unsecured revolving credit facility and a $3.0 million unsecured foreign currency line of credit, both of which expire in December 1997. Under the revolving credit facility, advances bear interest, at the option of the Company, at the prime rate or the LIBOR rate plus 2%. There were no borrowings outstanding under the revolving credit facility at September 30, 1996. At September 30, 1996 the Company had $1,019,000 outstanding ($725,000 denominated in Japanese yen and $294,000 denominated in Canadian dollars) under the foreign currency line of credit. Under the foreign currency line of credit, advances bear interest at the LIBOR rate plus 2% (2.56% and 6.06%, respectively, at September 30, 1996). The terms of the Loan Agreement require the Company to comply with various covenants, including the maintenance of specified financial ratios and a minimum tangible capital base, as defined, and limit the Company's annual level of capital expenditures. At September 30, 1996, the Company was in compliance with the terms of the agreement or had obtained the appropriate waiver.

In February 1995, the Company received net proceeds of $13.6 million from its initial public offering of 2,000,000 shares of common stock. In July 1995, the Company received net proceeds of $16.6 million from a secondary offering of 1,000,000 shares of the Company's common stock.

The Company believes that anticipated cash flows from operations, available funds and borrowings available under the Company's bank lines of credit, will be adequate to meet the Company's cash requirements through at least fiscal 1997.

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from a third party alleging infringements of such party's patent rights by certain of the Company's products. The Company's patent counsel are investigating the claim and the Company believes the patents claimed may be invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon information currently available to it, the Company would only do so if license fees would not be material to the Company's business.

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

NEW ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS123), which establishes a fair-value based method of accounting for stock-based compensation plans. The new standard allows companies to continue to apply the intrinsic value method based on APB No. 25, "Accounting for Stock Issued to Employees", provided certain pro forma disclosures are made as if the fair-value-based method had been applied. The Company will be required to implement SFAS123 in fiscal 1997 and intends to adopt this standard through the pro forma disclosure method.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated operating expense levels and the availability of funds to meet cash requirements) may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the accuracy of the Company's internal estimates of revenue and operating expense levels.

CUSTOMER CONCENTRATION

Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in fiscal 1996, 1995 and
1994 accounted for  70%,  75% and 67% of revenues, respectively.   In fiscal
1996, 1995, and 1994 sales to Lam Research Corporation, the Company's largest customer in these periods accounted for approximately 21%, 21%, and 24% of the
Company's revenues, respectively.   The Company expects that sales to Lam will
continue to represent a significant portion of the Company's revenues for the
foreseeable future.   The Company's customers generally do not enter into long-
term agreements obligating them to purchase the Company's products.   A
reduction or delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's future financial condition, revenues and operating results.

DEPENDENCE ON CYCLICAL INDUSTRIES

The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demands for capital equipment, including the products manufactured and marketed by the Company. The Company's future financial condition, revenues and operating results may be materially adversely affected by semiconductor industry downturns or slowdowns. As a result of a recent broad decline in capital spending by the semiconductor manufacturing equipment industry, the Company expects that its revenues for at least the first quarter of fiscal 1997 will be lower than the comparable period of fiscal 1996. There can be no assurance as to when, if ever, capital spending in the semiconductor manufacturing equipment industry will recover.

RELIANCE ON OEM CUSTOMERS; LENGTHY SALES CYCLE

The Company's products are principally sold to OEMs which incorporate the Company's products into their equipment. Due to the significant capital commitments usually incurred by semiconductor and flat panel display manufacturers in their purchase of the OEM's equipment, these manufacturers demand highly reliable products which require as long as several years for OEMs to develop. The Company's revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of its OEM customers in developing and
marketing equipment incorporating the Company's products.    There can be no
assurance that any equipment incorporating the Company's products will be
marketed successfully by the Company's customers.   See "Business-Marketing
and Sales".

JAPANESE MARKET

The Japanese semiconductor and flat panel display process equipment markets are large and difficult for foreign companies to penetrate. The Company believes that increasing its penetration of the Japanese market is important to its business, and that it is currently at a competitive disadvantage to Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor and flat panel display process equipment manufacturers. Moreover, the Company's ability to compete effectively in the Japanese market
may be limited by the Company's size and its geographic location.   Although the
Company intends to expand its direct presence in Japan, there can be no assurance that the Company will be able to achieve significant sales to, or compete successfully in, Japan. See "Business-Marketing and Sales."

FOREIGN REVENUES

The Company does business worldwide, both directly and via sales to United States-based OEMs who sell such products internationally. In fiscal 1996, 1995 and 1994, foreign revenues accounted for 20%, 12% and 16%, respectively, of the Company's revenues. The Company anticipates that foreign revenues will continue to account for a significant percentage of revenues, which will result in a significant portion of the Company's revenues and operating results being subject to risks associated with foreign revenues, including United States and foreign regulatory and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing
representatives, and foreign currency fluctuations.   See "Business-Marketing
and Sales."

HIGHLY COMPETITIVE INDUSTRY

The markets for the Company's products are highly competitive and subject to rapid technological change. Many of the Company's current and potential competitors have substantially greater resources than the Company. The Company believes that its primary competition is from integrated OEMs that satisfy their semiconductor and flat panel display handling needs in-house rather than by purchasing systems or modules from an independent supplier such as the Company. There can be no assurance that the Company will be successful in selling its products to OEMs that currently satisfy their substrate handling needs in-house, regardless of the performance or the price of the Company's products. Moreover, there can be no assurance that these OEMs will not begin to commercialize their vacuum handling capabilities. Competitors may develop superior products or products of similar quality at the same or lower prices. Other technical innovations may impair the Company's ability to market its products. There can be no assurance that the Company will be able to compete successfully. See "Business-Competition."

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The semiconductor and flat panel display manufacturing industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend upon its ability to enhance its existing products and to develop new products to meet customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology. See "Business-Research and Development".

MANAGEMENT OF GROWTH

The Company has recently gone through a period of rapid growth. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract highly qualified and well-trained personnel. There can be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. The Company's expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. Failure to manage the Company's growth properly could have a material adverse effect on the Company's future financial condition, revenues and operating results.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS AND MARKET PRICE OF SECURITIES

The Company's quarterly operating results may vary significantly from quarter-to-quarter depending on factors such as economic conditions in the semiconductor and flat panel display industries, the timing of significant orders and shipments of its products, changes and delays in product development, new product introductions by the Company and its competitors, the mix of products sold by the Company and competitive pricing pressures. Additionally, the Company's vacuum central handling systems have high selling prices. As a result, quarterly variations in systems sales will significantly affect the Company's operating results. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. These factors could have a material adverse effect on the Company's future financial condition, revenues and operating results.

The market price of the Company's securities could also be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, and market conditions in the semiconductor industry, as well as general economic conditions and other factors external to the Company.

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                           Pages
------------------------------------------                                           -----
Consolidated Financial Statements:

   Report of Independent Accountants                                                   23

   Consolidated Balance Sheet at September 30, 1996 and 1995                           24

   Consolidated Statement of Income for the three years ended September 30, 1996       25

   Consolidated Statement of Changes in Stockholders' Equity for the three years
     ended September 30, 1996                                                          26

   Consolidated Statement of Cash Flows for the three years ended September 30, 1996   27

   Notes to Consolidated Financial Statements                                          28-37

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts                                     38

 Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Brooks Automation, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PRICE WATERHOUSE LLP


Price Waterhouse LLP
Boston, Massachusetts
November 19, 1996

                            BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)



                                                                               SEPTEMBER 30,
                                                                              1995       1996
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                    $ 2,102   $15,594
  Accounts receivable, net of allowance for doubtful accounts of $100 and
     $80, respectively, and including related party receivables of $5,533
     and $3,118, respectively                                                   24,381    12,964
  Inventories                                                                   17,803    12,858
  Prepaid expenses and other current assets                                      1,026     1,524
  Deferred income taxes                                                            653       281
                                                                               -------   -------
    Total current assets                                                        45,965    43,221
Fixed assets, net                                                               16,698     9,347
Other assets                                                                     2,098     1,012
                                                                               -------   -------
    Total assets                                                               $64,761   $53,580
                                                                               =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt and capital lease obligations              $ 1,431   $ 1,522
  Accounts payable                                                               8,103     6,075
  Accrued compensation and benefits                                              2,719     1,556
  Accrued expenses and other current liabilities                                 1,130     1,505
                                                                               -------   -------
    Total current liabilities                                                   13,383    10,658
Long-term debt and capital lease obligations                                       589       531
Deferred income taxes                                                               98       169
                                                                               -------   -------
    Total liabilities                                                           14,070    11,358
                                                                               -------   -------
Commitments and contingency                                                       -         -
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
     and outstanding                                                              -         -
  Common stock, $.01 par value; 21,500,000 shares authorized;
     7,569,109 shares and 7,469,591 shares issued and outstanding                   76        75
  Additional paid-in capital                                                    34,335    34,208
  Cumulative translation adjustment                                               (174)     (136)
  Deferred compensation                                                           (110)     (139)
  Retained earnings                                                             16,564     8,214
                                                                               -------   -------
    Total stockholders' equity                                                  50,691    42,222
                                                                               -------   -------
    Total liabilities and stockholders' equity                                 $64,761   $53,580
                                                                               =======   =======




  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  Year Ended September 30,
                                                                             1996           1995           1994
                                                                         (Fiscal 1996)  (Fiscal 1995)  (Fiscal 1994)
      Revenues, including related party revenues of $19,109, $10,530
         and $6,361, respectively                                             $90,432        $50,958        $26,651
      Cost of revenues                                                         52,610         29,783         16,005
                                                                              -------        -------        -------
      Gross profit                                                             37,822         21,175         10,646
                                                                              -------        -------        -------
      Operating expenses:
          Research and development                                             12,359          6,818          3,843
          Selling, general and administrative                                  12,436          7,188          4,025
                                                                              -------        -------        -------
              Total operating expenses                                         24,795         14,006          7,868
                                                                              -------        -------        -------
      Income from operations                                                   13,027          7,169          2,778
      Interest expense                                                            388            482            506
      Interest income                                                             334            507             68
                                                                              -------        -------        -------
      Income before income taxes                                               12,973          7,194          2,340
      Income tax provision                                                      4,476          2,249            724
                                                                              -------        -------        -------
      Net income                                                              $ 8,497        $ 4,945        $ 1,616
                                                                              =======        =======        =======
      Net income per share                                                    $  1.04        $  0.73        $  0.32
                                                                              =======        =======        =======
      Weighted average number of common and common equivalent shares            8,199          6,803          5,045
                                                                              =======        =======        =======



  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                             Notes
                                       Common    Additional   Cumulative                   receivable                   Total
                                      stock at    paid-in    translation     Deferred         from       Retained   stockholders'
                                     par value    capital     adjustment   compensation   stockholders   earnings       equity

BALANCE AT SEPTEMBER 30, 1993            $35     $ 1,687         $(111)  $     -        $    -          $ 1,777         $ 3,388
Issuance of common stock                   5         708                                    (60)                            653
Issuance of common stock warrants                     25                                                                     25
Currency translation adjustments                                   (60)                                                     (60)
Dividends                                                                                                   (33)            (33)
Net income                                                                                                1,616           1,616
                                      ______      ______        ______     ______        ______         _______         _______
BALANCE AT SEPTEMBER 30, 1994             40       2,420          (171)        -            (60)          3,360           5,589
Issuance of common stock - public         30      30,216                                                                 30,246
 offerings
Exercise of common stock warrants          5       1,240                                                                  1,245
Exercise of common stock options                      57                                                                     57
Purchase and retire treasury stock                  (119)                      80                                           (39)
Currency translation adjustments                                    35                                                       35
Deferred compensation                                264                     (264)                                            -
Amortization of deferred compensation                                          45                                            45
Payment of stockholders' notes                                                               60                              60
 receivable
Dividends                                                                                                   (91)            (91)
Income tax benefit related to stock                  130                                                                    130
 options
Net income                                                                                                4,945           4,945
                                      ______      ______        ______     ______        ______         _______         _______
BALANCE AT SEPTEMBER 30, 1995             75      34,208          (136)      (139)           -            8,214          42,222
Issuance of common stock under
 employee stock purchase plan                        210                                                                    210
Exercise of common stock options           1         101                                                                    102
Purchase and retire treasury stock                  (184)                                                                  (184)
Currency translation adjustments                                   (38)                                                     (38)
Amortization of deferred compensation                                          29                                            29
Income tax benefit related to stock
 options
Elimination of Techware net income for
 the the three-months ended
 December 31, 1995                                                                                         (147)           (147)
Net income                                                                                                8,497           8,497
                                      ______     _______        ______     ______        ______         _______         _______
BALANCE AT SEPTEMBER 30, 1996         $   76     $34,335        $ (174)    $ (110)        $  -          $16,564         $50,691
                                      =======    =======        ======     ======        ======         =======         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                          Year ended September 30,
                                                                      1996          1995         1994
                                                                 (Fiscal 1996) (Fiscal 1995) (Fiscal 1994)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  8,497        $ 4,945        $ 1,616
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                     3,057          1,315            935
    Loss on disposal of fixed assets                                    122             50              -
    Deferred income taxes                                              (443)           115            (20)
    Changes in operating assets and liabilities:
      Accounts receivable                                           (11,742)        (8,340)          (651)
      Inventories                                                    (5,005)        (8,413)        (1,192)
      Prepaid expenses and other current assets                         511           (715)          (191)
      Accounts payable                                                2,127          4,195           (253)
      Accrued compensation and benefits                               1,019            717            331
      Accrued expenses and other current liabilities                   (291)          (855)          (497)
                                                                   --------        -------        -------
          Net cash provided by (used in) operating activities        (2,148)        (6,986)            78
                                                                   --------        -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                            (9,689)        (7,673)        (1,164)
Increase in other assets                                             (1,267)          (511)           (52)
Proceeds from sales of short-term investments, net                       -             492            488
                                                                   --------        -------        -------
        Net cash used in investing activities                       (10,956)        (7,692)          (728)
                                                                   --------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit lines                                       123            236            441
Principal payments on long-term debt and capital lease obligations     (462)        (2,293)          (511)
Proceeds from issuance of common stock                                  312         31,608            446
Dividends paid                                                          (91)           -              (33)
Purchase and retire treasury stock                                     (253)           (39)             -
                                                                   --------        -------        -------
       Net cash provided by (used in) financing activities             (371)        29,512            343
                                                                   --------        -------        -------

Effects of exchange rate changes on cash and cash equivalents           (17)            35            (60)
                                                                     --------      -------        -------

Net increase (decrease) in cash and cash equivalents                (13,492)        14,869           (367)
Cash and cash equivalents, beginning of year                         15,594            725          1,092
                                                                   --------        -------        -------
Cash and cash equivalents, end of year                             $  2,102        $15,594        $   725
                                                                   ========        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                             $    419        $   371        $   393
Cash paid during the year for income taxes                         $  4,076        $ 2,786        $   505


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Brooks Automation, Inc. (the "Company") is a leading, worldwide independent developer, manufacturer and supplier of vacuum central wafer and substrate handling systems and modules for the semiconductor process equipment and flat panel display manufacturing industries.

A summary of the Company's  significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

On February 28, 1996, the Company acquired Techware Systems Corporation ("Techware"), a designer and supplier of integrated equipment control software for the semiconductor and related industries. Techware now operates as a wholly-owned subsidiary of the Company under the name of Brooks Automation Canada. The acquisition of Techware has been accounted for as a pooling of interests, and therefore the accompanying consolidated financial statements for all periods prior to the Techware acquisition have been retroactively restated to reflect the combination of the operations and the accounts of Techware with those of the Company.

Due to the previously differing year-ends of the Company and Techware, Techware's results of operations for the years ended December 31, 1995 and 1994 have been combined with the Company's results of operations for the years ended September 30, 1995 and 1994, respectively. The results of operations for fiscal 1996 are for the twelve-months ended September 30, 1996 for both the Company and Techware. Techware's financial position as of December 31, 1995 has been combined with the Company's financial position as of September 30, 1995. Accordingly, Techware's unaudited results of operations for the three months ended December 31, 1995 (Note 2) are included in the consolidated statement of income for both the year ended September 30, 1996 and 1995. Therefore, an amount equal to Techware's net income for the three months ended December 31, 1995 was eliminated from consolidated retained earnings for the year ended September 30, 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from these estimates.

REVENUE RECOGNITION

Revenue from product sales is recorded upon shipment to the customer provided that no significant obligations remain and collection of the related receivable is probable. When insignificant obligations remain after shipment of the product, the Company accrues the estimated costs of such obligations upon shipment. A provision for product warranty costs is recorded at the time of sale.

                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CASH AND CASH EQUIVALENTS

The Company invests its excess cash in repurchase agreements with major banks and U.S. government securities that are subject to minimal credit and market risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1996 and 1995, cash and cash equivalents include $1,758,000 and $15,100,000, respectively, of securities which are classified as held to maturity and for which cost approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The Company provides inventory reserves for excess, obsolete, or damaged inventory based on changes in customer demand, technology, and other economic factors. While the Company often uses sole source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, the Company believes that these parts and materials are readily available from several supply sources.

FIXED ASSETS

Fixed assets are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Equipment held under capital leases is recorded at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the leases. Leasehold improvements and equipment held under capital leases are amortized over the shorter of their estimated useful lives or the term of the respective leases. Repair and maintenance costs are expensed as incurred.

PATENTS
The Company capitalizes the direct costs associated with obtaining patents. Capitalized patent costs are amortized using the straight-line method over six years, the estimated economic life of the patents.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the related product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products

STOCK COMPENSATION

The Company's stock compensation plans are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS123"), which establishes a fair-value based method of accounting for stock-based compensation plans. The new standard allows companies to continue to apply the intrinsic value method based on APB No. 25 provided certain pro forma disclosures are made as if the fair-value-based method had been applied. The Company will be required to implement SFAS123 in fiscal 1997 and intends to adopt this standard through the pro forma disclosure method.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax expense represents the change in the net deferred tax asset and liability balances.

                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FOREIGN CURRENCY

The functional currency of the Company's international subsidiaries is the local currency. Accordingly, foreign currency financial statements of the Company's international subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of consolidated stockholders' equity.

NET INCOME PER SHARE

Net income per share is determined by dividing net income by the weighted average number of common shares and common equivalent shares assumed outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, certain common and common equivalent shares issued by the Company during the twelve month period prior to the initial filing of the registration statement relating to the Company's initial public offering have been included in the calculation of weighted average shares, using the treasury stock method and an estimated initial public offering price of $9.00 per share, as if these shares were outstanding for all periods prior to the initial public offering.


2.  ACQUISITION

In February 1996, the Company issued 462,189 shares of common stock in exchange for all the outstanding shares of Techware pursuant to a Combination Agreement dated as of February 28, 1996. The Techware acquisition has been accounted for as a pooling of interests. In connection with the Techware acquisition, the Company incurred expenses of $230,000, consisting primarily of transaction costs to effect the acquisition, in the quarter ended March 31, 1996.

Adjustments recorded to conform the accounting policies of the companies were not material to the consolidated financial statements. Revenues and net income for each of the previously separate companies for the periods prior to the Techware acquisition are as follows (in thousands):

                                                        YEAR ENDED                THREE MONTHS ENDED
                                                        SEPTEMBER 30,                 DECEMBER 31,
                                                      1995        1994              1995          1994
                                                                                        (unaudited)
Revenues:
      Brooks Automation                                 $45,691      $24,030         $16,754      $8,414
      Techware                                            5,267        2,621           1,810       1,185
                                                        -------      -------         -------    --------
                                                        $50,958      $26,651         $18,564      $9,599
                                                        =======      =======         =======    ========
Net income:
      Brooks Automation                                 $ 4,578      $ 1,473         $ 1,697      $  678
      Techware                                              367          143             147         233
                                                        -------      -------         -------    --------
                                                        $ 4,945      $ 1,616         $ 1,844      $  911
                                                        =======      =======         =======    ========

3.    INVENTORIES


Inventories consist of the following (in thousands):

                                                                             SEPTEMBER 30,
                                                                         1996            1995
Raw materials and purchased parts                                     $12,547          $ 8,902
Work-in-process                                                         2,899            3,317
Finished goods                                                          2,357              639
                                                                      -------          -------
                                                                      $17,803          $12,858
                                                                      =======          =======


                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   FIXED ASSETS

Fixed assets consist of the following (in thousands):

                                                   ESTIMATED USEFUL     SEPTEMBER 30,
                                                    LIFE IN YEARS      1996     1995
Computer equipment and software                          3-5         $ 6,221   $ 3,296
Demonstration equipment                                  5-7           5,521     2,283
Machinery and equipment                                  5-7           3,093     1,112
Furniture and fixtures                                   3-10          3,077     1,907
Leasehold improvements                                     7           4,133     3,522
                                                                     -------   -------
                                                                      22,045    12,120
Less-Accumulated depreciation and amortization                        (5,347)   (2,773)
                                                                     -------   -------
                                                                     $16,698   $ 9,347
                                                                     =======   =======

Fixed assets include $1,379,000 and $749,000 of machinery and equipment, computer equipment and purchased software held under capital leases at September 30, 1996 and 1995, respectively. Accumulated amortization related to fixed assets held under capital leases was $626,000 and $383,000 at September 30, 1996 and 1995, respectively. Amortization of fixed assets under capital leases was $243,000, $124,000 and $113,000 in fiscal 1996, 1995 and 1994, respectively.



5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

                                                                  SEPTEMBER 30,
                                                                  1996    1995
Outstanding borrowings under bank line of credit agreements      $1,019  $1,272
Subordinated note payable in monthly installments of $5 plus interest at prime plus 2.75% (11.0% and 11.5% at
   September 30, 1996 and 1995)                                     246     311
Capital lease obligations at rates of 5% to 21%, secured
   by certain fixed assets; expiring at various dates through
   January 1999                                                     755     470
                                                                 ------  ------
                                                                  2,020   2,053
Less- Current portion                                             1,431   1,522
                                                                 ------  ------
                                                                 $  589  $  531
                                                                 ======  ======


                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The aggregate maturities of long-term debt and capital lease obligations are as follows as of September 30, 1996
(in thousands):


          FISCAL
          1997                                              $1,431
          1998                                                 398
          1999                                                 137
          2000                                                  54
                                                            ------
                                                            $2,020
                                                            ======

The Company has a $15.0 million unsecured revolving credit facility and a $3.0 million unsecured foreign currency line of credit, both of which expire in December 1997. Under the revolving credit facility, advances bear interest, at the option of the Company, at the prime rate or the LIBOR rate plus 2%. There were no borrowings outstanding under the revolving credit facility at September 30, 1996. At September 30, 1996 the Company had $1,019,000 outstanding ($725,000 denominated in Japanese yen and $294,000 denominated in Canadian dollars) under the foreign currency line of credit. Under the foreign currency line of credit, advances bear interest at the LIBOR rate plus 2% (2.56% and 6.06%, respectively, at September 30, 1996). The terms of the Loan Agreement require the Company to comply with various covenants, including the maintenance of specified financial ratios and a minimum tangible capital base, as defined, and limit the Company's annual level of capital expenditures.

The Company has a $450,000 term note agreement with a third party due in June 2000. The note is secured by the Company's fixed assets, with a subordinated security interest in substantially all of the other assets of the Company and is personally guaranteed by the president of the Company. The note agreement contains various restrictive covenants.

At September 30, 1996, the Company was in compliance with the terms of these credit agreements or had obtained the appropriate waivers.


6.    INCOME TAXES

The components of the income tax provision are as follows (in thousands):

                                                   YEAR ENDED SEPTEMBER 30,
                                                     1996    1995    1994
Current:
   Federal                                          $3,695   $1,719  $ 615
   State                                               625      241    115
   Foreign                                             600      174      4
                                                    ------   ------  -----
                                                     4,920    2,134    734
                                                    ------   ------  -----
Deferred:
   Federal                                             (42)      67     36
   State                                              (402)      48    (46)
                                                    ------   ------  -----
                                                      (444)     115    (10)
                                                    ------   ------  -----
                                                    $4,476   $2,249  $ 724
                                                    ======   ======  =====


                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The components of income before income taxes are as follows (in thousands):

                                    YEAR ENDED SEPTEMBER 30,
                                      1996   1995    1994
Domestic                           $11,580  $6,651  $2,193
Foreign                              1,393     543     147
                                   -------  ------  ------
                                   $12,973  $7,194  $2,340
                                   =======  ======  ======

The significant components of the net deferred tax asset are as follows (in thousands):

                                                   SEPTEMBER 30,
                                                1996    1995    1994
Deferred tax assets:
   Reserves not currently deductible          $  819   $ 382   $ 431
   Tax credit carryforwards                      411       -       -
   Other                                          61      12      44
                                              ------   -----   -----
        Gross deferred tax assets              1,291     394     475
                                              ------   -----   -----

Deferred tax liabilities:
   Depreciation and amortization                (676)   (266)   (188)
   Other                                         (60)    (16)    (60)
                                              ------   -----   -----
        Gross deferred tax liabilities          (736)   (282)   (248)
                                              ------   -----   -----
                                              $  555   $ 112   $ 227
                                              ======   =====   =====

The differences between the income tax provision and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

                                               YEAR ENDED SEPTEMBER 30,
                                                1996      1995     1994
Taxes computed at federal statutory rate       $4,540    $2,518    $ 819
State income taxes, net of federal benefit        420       207       45
Research and development tax credits             (587)     (255)    (163)
Foreign sales corporation tax benefit            (325)      (85)       -
Foreign income taxed at different rates           161       (20)       -
Non-deductible transaction expenses               110         -        -
Other                                             157      (116)      23
                                               ------    ------    -----
                                               $4,476    $2,249    $ 724
                                               ======    ======    =====

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. STOCKHOLDERS' EQUITY

In February 1995, the Company issued 2,000,000 shares of common stock in an initial public offering, at a purchase price of $8.00 per share. Proceeds to the Company, net of offering costs, were $13.6 million. In July 1995, the Company completed a secondary offering of 1,000,000 shares of common stock. Proceeds to the Company, net of offering costs, were $16.6 million.

8. STOCK PLANS

1992 COMBINATION STOCK OPTION PLAN

The 1992 Combination Stock Option Plan (the "1992 Plan") allows for the grant of non-qualified and incentive stock options for the purchase of up to 1,550,000 shares of the Company's common stock, net of cancellations, by employees, directors or consultants who provide services to the Company. In fiscal 1996, the Company's stockholders approved an increase in the number of shares issuable under the 1992 Plan from 1,050,000 shares to 1,550,000 shares. The Board of Directors of the Company is responsible for administration of the 1992 Plan. Stock options granted under the plan have been granted at exercise prices, as determined by the Board of Directors, of not less than the fair value per common share on the date of the grant. Both non-qualified and incentive stock options are exercisable at various dates as determined by the Board of Directors. Incentive stock options are exercisable either within 10 years of the date of grant or within 5 years of the date of grant for employees holding greater than 10% of the Company's voting stock.


1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

The 1993 Non-Employee Director Stock Option Plan (the "Director Plan") allows for the issuance of stock options to directors who provide services to the Company. The Director Plan allows for the purchase of up to 90,000 shares of the Company's common stock. The price of the stock options is determined by the Board of Directors and are priced at not less than the fair market value on the date of grant. Options vest over a five year period.

Stock option activity under all plans is summarized as follows:

                                                   NUMBER OF     EXERCISE
                                                     SHARES       PRICE
        Outstanding, September 30, 1993              302,499   $        .83
           Granted                                   703,500      1.67-2.43
           Canceled                                  (38,499)      .83-2.21
           Exercised                                 (25,200)           .83
                                                   ---------
        Outstanding, September 30, 1994              942,300       .83-2.43
           Granted                                   128,500     2.21-20.75
           Canceled                                   (9,000)          2.21
           Exercised                                 (49,700)      .83-2.21
                                                   ---------
        Outstanding, September 30, 1995            1,012,100      .83-20.75
           Granted                                   717,500    11.00-21.50
           Canceled                                 (405,375)     .83-20.63
           Exercised                                (101,575)      .83-2.21
                                                   ---------
        Outstanding, September 30, 1996            1,222,650      .83-21.50
                                                   =========
        Exercisable, September 30, 1996              217,150   $ .83-$17.75
                                                   =========
        Available for grant, September 30, 1996      308,400
                                                   =========


                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





On July 25, 1996, the Board of Directors determined that certain stock options issued to employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock. In light of the Board's conclusions that such options were not providing the desired incentive, the Board provided employees with the opportunity to exchange options previously granted to them under the 1992 Plan for new options (the "Replacement Options") to purchase the same number of shares of common stock at an exercise price of $11.00 per share, the then fair market value of the Company's common stock. Employees were given the choice of retaining their existing options, with the original vesting schedule, or accepting the Replacement Options, with a vesting schedule commencing on July 25, 1996. The Company canceled and replaced options to purchase 344,600 shares of common stock with an average exercise price of $14.36 per share.

1995 EMPLOYEE STOCK PURCHASE PLAN

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Plan") which enables eligible employees to purchase shares of the Company's common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 150,000 shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the market price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The Company has reserved 128,607 shares of common stock for issuance under the 1995 Plan.

RESTRICTED STOCK PURCHASE PLAN

Prior to its initial public offering, the Company had an informal stock purchase plan whereby selected key employees and consultants have been granted the opportunity to purchase common stock. The shares of common stock sold pursuant to this plan are generally subject to purchase by the Company at the original purchase price plus a specified interest rate, if the individual ceases to be employed or associated with the Company after various specified periods of time. In connection with this plan, the Company issued a total of 423,195 shares of common stock to employees and consultants at per share prices ranging from $.83 to $2.21. During fiscal 1996 and 1995, the Company purchased and retired 25,500 and 18,000 shares, respectively, under this plan. At September 30, 1996 and 1995, the number of shares of common stock outstanding includes 62,295 shares and 154,345 shares, respectively, subject to purchase by the Company.


9. BENEFIT PLAN

The Company sponsors a defined contribution plan which meets the requirements of
Section 401(k) of the Internal Revenue Code. All domestic employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to contribute 1% to 15% of their annual salary subject to statutory limitations. The Company contributes 50% of amounts contributed by employees up to 3% of their annual salary. The Company's contribution expense was $133,000, $82,000 and $25,000 in fiscal 1996, 1995 and 1994, respectively.

                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   GEOGRAPHIC, SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

Revenues from customers outside the United States were 20% (15% to Asia and 5% to Europe), 12% (8% to Asia and 4% to Europe) and 16% (7% to Asia and 9% to Europe) of total revenues for fiscal 1996, 1995 and 1994, respectively.

During fiscal 1996, 1995 and 1994, the Company had revenues from a related party representing 21%, 21% and 24% of revenues, respectively. An executive of this customer is a member of the Company's Board of Directors. In April 1994, this customer purchased 240,000 shares of the Company's common stock from existing stockholders. In June 1993, the Company issued a warrant to the customer to purchase 463,974 shares of common stock for total consideration of $1,245,000.
A value of $168,000 was ascribed to this warrant when issued which has been recorded as additional paid-in capital. The customer partially exercised this warrant to purchase 300,000 shares for $805,000 upon closing of the Company's initial public offering of common stock. In June 1995, the customer exercised this warrant to purchase the remaining 163,974 shares for $440,000. At September 30, 1996, this customer is no longer a stockholder of the Company.

During fiscal 1995, the Company had revenues from one customer (not a related party) representing 13% of revenues.

A financial instrument which potentially exposes the Company to concentration of credit risk is accounts receivable, as the Company's customers are concentrated in the semiconductor industry and relatively few customers account for a significant portion of the Company's revenues. At September 30, 1996 and 1995, accounts receivable from two customers and three customers, respectively, accounted for approximately 36% and 49%, respectively, of accounts receivable. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.


11.  SUPPLEMENTAL CASH FLOW INFORMATION

During fiscal 1996, 1995 and 1994, the Company acquired $630,000, $348,000 and $155,000, respectively, of fixed assets under capital leases.

During fiscal 1996, the Company recorded compensation expense of $69,000 in connection with the purchase and retirement of 25,500 shares of restricted common stock (Note 8). During fiscal 1995, the Company recorded deferred compensation of $264,000 relating to certain common stock issued and common stock options granted during the twelve month period prior to the initial filing of the registration statement relating to the Company's initial public offering.

                            BROOKS AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  COMMITMENTS AND CONTINGENCY

LEASE COMMITMENTS

The Company leases manufacturing and office facilities and certain equipment under operating and capital leases (Notes 4 and 5) that expire through 2003. Rent expense under operating leases for fiscal 1996, 1995 and 1994 was $976,000, $725,000 and $460,000, respectively. Future minimum lease payments under operating and capital leases with initial or remaining noncancelable terms of one or more years are as follows as of September 30, 1996 (in thousands):

                                                     OPERATING  CAPITAL
                                                      LEASES    LEASES
      FISCAL
      1997                                              $1,401     $403
      1998                                               1,307      368
      1999                                               1,175       46
      2000                                               1,140        -
      2001                                               1,094        -
      Thereafter                                           485        -
                                                        ------     ----
      Total minimum lease payments                      $6,602      817
                                                        ======
      Less- Amount representing interest                             62
                                                                   ----
      Net present value of minimum lease payments                  $755
                                                                   ====


CONTINGENCY

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from a third-party alleging infringements of such party's patent rights by certain of the Company's products. The Company's patent counsel is investigating the claim and the Company believes the patents claimed may be invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe that it is probable that future events related to this threatened matter will have an adverse effect on the Company's business. The Company is currently unable to reasonably estimate any possible loss related to this matter.

                            BROOKS AUTOMATION, INC.
           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                                Additions
                                                               ----------
                                          Balance at      Charged to  Charged to  Deductions    Balance
                                          beginning       costs and     other         and        at end
Description                               Year ended      of period    expenses    accounts    write-offs  of period
------------------------------------  ------------------  ----------  ----------  -----------  ----------  ---------
Allowance for doubtful accounts       September 30, 1996         $80         $20  $      -     $     -         $100
                                      September 30, 1995          80           -         -           -           80
                                      September 30, 1994          67          15         -          (2)          80


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
              ------------------------------------------------------

     The consolidated financial statements and financial statement schedules of the Company are listed in the index under Part II, Item 8, in this Annual Report.


(a)3.  EXHIBITS
       --------

    Exhibit No.                                            Reference
    -----------                                            ---------
    2.01         Merger Agreement relating to the             A**
                 reincorporation of the Registrant in
                 Delaware
    3.01         Certificate of Incorporation of the          A**
                 Registrant
    3.02         Bylaws of the Registrant                     A**
    4.01         Specimen Certificate for shares of the       A**
                 Registrant's Common Stock
    4.02         Description of Capital Stock (contained      A**
                 in the Certificate of Incorporation of
                 the Registrant, filed as Exhibit 3.01)
   4.03          Warrant issued to Lam Research               A**
                 Corporation
   4.04          Warrant issued to ACR                        A**
   10.01         Agreement between the Registrant and         A**
                 Robert J. Therrien
   10.02         Employment Agreement between the             A**
                 Registrant and Robert J. Therrien dated
                 as of October 1, 1994*
   10.03         Employment Agreement between the             A**
                 Registrant and Stanley D. Piekos*
   10.04         1992 Combination Stock Option Plan*          A**
   10.05         1993 Nonemployee Director Stock Option       A**
                 Plan*
   10.06         Form of Indemnification Agreement for        A**
                 directors and officers of the Registrant
   10.07         Form of Selling Stockholder's Agreement      B**
   10.08         Lam Promissory Note                          A**
   10.09         Lam Security Agreement                       A**


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
   10.10  Lam Production and Terms of Purchase           A**
          Agreement
   10.11  Lam Term Sheet                                 A**
   10.12  Revolving Credit and Security Agreement        A**
          with US Trust
   10.13  Loan and Security Agreement with the           A**
          Massachusetts Business Development
          Corporation
   10.14  Guarantee of Robert J. Therrien of             A**
          Revolving Credit Agreement with US
          Trust and Release
   10.15  Guarantee of Jeffrey Hohl of Revolving         A**
          Credit Agreement with US Trust and
          Release
   10.16  Guarantee of Robert J. Therrien of Loan        A**
          Agreement with Massachusetts Business
          Development Corporation
   10.17  Guarantee of Norman B. Brooks of               A**
          Revolving Credit Agreement with US
          Trust and Release
   10.18  Lease Extension Agreement                      C**
   10.19  Headquarters Lease                             B**
   10.20  Loan Agreement between Brooks                  D**
          Automation, Inc. and
          U.S. Trust dated June 25, 1996
   11.01  Statement re:  Computation of Per Share   Filed herewith
          Earnings
   21.01  Subsidiaries of the Registrant            Filed herewith
   23.01  Consent of Price Waterhouse LLP           Filed herewith
   99.30  1995 Employee Stock Purchase Plan              E**

     _______________________
A Incorporated by reference to the Company's registration statement on Form S-1 (No. 33-87296). The number set forth herein is the number of the
     Exhibit in said registration statement.

B Incorporated by reference to the Company's registration statement on Form S-1 (No. 33-93102). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

C Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1995. The number assigned to the Exhibit above is the same as the number assigned to the Exhibit in said quarterly report.

D Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996. The number assigned to the Exhibit above is the same as the number assigned to the Exhibit in said quarterly report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

E Incorporated by reference to the Company's registration statement on Form S-8 (No. 333-07315). The number set forth herein is the number of the
     Exhibit in said registration statement.

*    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)     REPORTS ON FORM 8-K
---------------------------

No reports on Form 8-K were required to be filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BROOKS AUTOMATION, INC.


Date: December 27, 1996               By:   /s/ Robert J. Therrien
                                         ----------------------------------
                                            Robert J. Therrien, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         SIGNATURE                        TITLE                      DATE
         ----------                       -----                      -----

/s/  Robert J. Therrien      Director and President            December 27, 1996
---------------------------  (Principal Executive Officer)
     Robert J. Therrien

/s/  Stanley D. Piekos       Chief Financial Officer           December 27, 1996
---------------------------  (Principal Financial and
     Stanley D. Piekos         Accounting Officer)


/s/  Norman B. Brooks        Director                          December 27, 1996
---------------------------
     Norman B. Brooks


                             Director                          December 27, 1996
---------------------------
     Roger D. Emerick


/s/  Amin J. Khoury          Director                          December 27, 1996
---------------------------
     Amin J. Khoury

