Form 10-K/A
period 1996-09-30
BROOKS AUTOMATION INC
filed 1997-01-23
CIK 933974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K/A


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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. [ ]

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of December 5, 1996 was approximately $100,000,000 based on the closing price of $16 11/16 on that date on the Nasdaq National Market. As of December 5, 1996, 7,574,109 shares of the registrant's Common Stock, $.01 par value, were outstanding.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. In particular, statements contained in this report and in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated operating expense levels and the availability of funds to meet cash requirements) may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the accuracy of the Company's internal estimates of revenue and operating expense levels.

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


/s/  PRICE WATERHOUSE LLP


Price Waterhouse LLP
Boston, Massachusetts
November 19, 1996

                            BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)



                                                                                 SEPTEMBER 30,
                                                                                1996       1995
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                    $ 2,102   $15,594
  Accounts receivable, net of allowance for doubtful accounts of $100 and
     $80, respectively, and including related party receivables of $5,533
     and $3,118, respectively                                                   24,381    12,964
  Inventories                                                                   17,803    12,858
  Prepaid expenses and other current assets                                      1,026     1,524
  Deferred income taxes                                                            653       281
                                                                               -------   -------
    Total current assets                                                        45,965    43,221
Fixed assets, net                                                               16,698     9,347
Other assets                                                                     2,098     1,012
                                                                               -------   -------
    Total assets                                                               $64,761   $53,580
                                                                               =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt and capital lease obligations              $ 1,431   $ 1,522
  Accounts payable                                                               8,103     6,075
  Accrued compensation and benefits                                              2,719     1,556
  Accrued expenses and other current liabilities                                 1,130     1,505
                                                                               -------   -------
    Total current liabilities                                                   13,383    10,658
Long-term debt and capital lease obligations                                       589       531
Deferred income taxes                                                               98       169
                                                                               -------   -------
    Total liabilities                                                           14,070    11,358
                                                                               -------   -------
Commitments and contingency                                                       -         -
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
     and outstanding                                                              -         -
  Common stock, $.01 par value; 21,500,000 shares authorized;
     7,569,109 shares and 7,469,591 shares issued and outstanding                   76        75
  Additional paid-in capital                                                    34,335    34,208
  Cumulative translation adjustment                                               (174)     (136)
  Deferred compensation                                                           (110)     (139)
  Retained earnings                                                             16,564     8,214
                                                                               -------   -------
    Total stockholders' equity                                                  50,691    42,222
                                                                               -------   -------
    Total liabilities and stockholders' equity                                 $64,761   $53,580
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

1995 EMPLOYEE STOCK PURCHASE PLAN

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Plan") which enables eligible employees to purchase shares of the Company's common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 150,000 shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the market price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 1996, the Company has reserved 128,607 shares of common stock for issuance under the 1995 Plan.

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


                                      BROOKS AUTOMATION, INC.


Date: January 23, 1997                By:   /s/ Robert J. Therrien
                                         ----------------------------------
                                            Robert J. Therrien, President