Form 10-Q
period 1996-12-31
BROOKS AUTOMATION INC
filed 1997-02-14
CIK 933974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ____  COMMISSION FILE NUMBER 0-25434
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

                         YES  X   NO ____
                              --
     AS OF JANUARY 31, 1997, THERE WERE OUTSTANDING 7,625,890 SHARES OF THE COMPANY'S COMMON STOCK, $.01 PAR VALUE.

     THIS REPORT, INCLUDING ALL EXHIBITS AND ATTACHMENTS, CONTAINS 14 PAGES.
                                                                   --

                            BROOKS AUTOMATION, INC.

                                     INDEX

                                                                   PAGE
PART 1         FINANCIAL INFORMATION                              NUMBER
-------        ---------------------                              ------
Item 1         Consolidated Financial Statements:

               Consolidated Balance Sheet.......................   3

               Consolidated Statement of Income.................   4

               Consolidated Statement of Cash Flows.............   5

               Notes to Consolidated Financial Statements.......   6-7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............   8-12

PART II        OTHER INFORMATION
-------        -----------------

Item 6         Exhibits and Reports on Form 8-K.................   13

SIGNATURES     .................................................   14

                            BROOKS AUTOMATION, INC.
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                            DECEMBER 31,          SEPTEMBER 30,
                                                                               1996                  1996
                                                                            (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                   $   937              $ 2,102
  Accounts receivable, net of allowance for doubtful accounts of $100 and
     $100, respectively, and including related party receivables of $4,335
     and $5,533, respectively                                                  23,744               24,381
  Inventories                                                                  17,037               17,803
  Prepaid expenses and other current assets                                     1,857                1,679
                                                                              -------              -------
    Total current assets                                                       43,575               45,965
Fixed assets, net                                                              17,591               16,698
Other assets                                                                    2,836                2,098
                                                                              -------              -------
    Total assets                                                              $64,002              $64,761
                                                                              =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term liabilities
  Accounts payable                                                              6,398                8,103
  Accrued compensation and benefits                                             2,443                2,719
  Accrued expenses and other current liabilities                                  846                1,130
                                                                              -------              -------
    Total current liabilities                                                  12,638               13,383
Long-term liabilities                                                             566                  687
                                                                              -------              -------
    Total liabilities                                                          13,204               14,070
                                                                              -------              -------
Commitments and contingency                                                         -                  -
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
     and outstanding                                                                -                  -
  Common stock, $.01 par value; 21,500,000 shares authorized;
     7,591,459 shares and 7,569,109 shares issued and outstanding                  76                   76
  Additional paid-in capital                                                   34,373               34,335
  Cumulative translation adjustment                                              (148)                (174)
  Deferred compensation                                                          (107)                (110)
  Retained earnings                                                            16,604               16,564
                                                                              -------              -------
    Total stockholders' equity                                                 50,798               50,691
                                                                              -------              -------
    Total liabilities and stockholders' equity                                $64,002              $64,761
                                                                              =======              =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                          1996           1995
Revenues, including related party revenues of $3,382
  and $2,148, respectively                                                   $16,111    $18,564
Cost of revenues                                                              10,631     10,677
                                                                             -------    -------
Gross profit                                                                   5,480      7,887
                                                                             -------    -------
Operating expenses:
  Research and development                                                     2,810      2,531
  Selling, general and administrative                                          2,554      2,595
                                                                             -------    -------
   Total operating expenses                                                    5,364      5,126
                                                                             -------    -------
Income from operations                                                           116      2,761
Interest expense                                                                  71         98
Interest income                                                                   16        160
                                                                             -------    -------
Income before income taxes                                                        61      2,823
Income tax provision                                                              21        979
                                                                             -------    -------
Net income                                                                   $    40    $ 1,844
                                                                             =======    =======
Net income per share                                                         $    -     $  0.22
                                                                             =======    =======
Weighted average number of common and common equivalent shares                 8,425      8,289
                                                                               =====      =====


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                        1996          1995
                                                                        ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $   40    $  1,844
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                                      900         561
       Changes in operating assets and liabilities:
        Accounts receivable                                               682      (3,401)
        Inventories                                                       808      (4,229)
        Prepaid expenses and other current assets                        (190)        876
        Accounts payable                                               (1,701)        963
        Accrued compensation and benefits                                (446)       (682)
        Accrued expenses and other current liabilities                   (187)      1,025
                                                                       ------     -------
          Net cash used in operating activities                           (94)     (3,043)
                                                                       ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                           (1,713)     (3,090)
   Increase in other assets                                              (796)        (24)
                                                                       ------     -------
          Net cash used in investing activities                        (2,509)     (3,114)
                                                                       ------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under credit lines                                    1,507       2,229
   Principal payments on long-term liabilities                           (109)       (127)
   Proceeds from issuance of common stock                                  38          33
                                                                       ------     -------
          Net cash provided by financing activities                     1,436       2,135
                                                                       ------     -------

Effects of exchange rate changes on cash and cash equivalents               2          (3)
                                                                       ------     -------

Net decrease in cash and cash equivalents                              (1,165)     (4,025)

Cash and cash equivalents, beginning of period                          2,102      15,594
                                                                       ------     -------

Cash and cash equivalents, end of period                               $  937     $11,569
                                                                       ======     =======



  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF  PRESENTATION

   The accompanying unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1996.

   The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

2. INVENTORIES

   Inventories consist of the following:         December 31,  September 30,
   (in thousands)                                   1996           1996
                                                    ----           ----

   Raw materials and purchased parts               $11,694        $12,547
   Work-in-process                                   3,754          2,899
   Finished goods                                    1,589          2,357
                                                   -------        -------
                                                   $17,037        $17,803
                                                   =======        =======

3. NET INCOME PER SHARE

   Net income per share is determined by dividing net income by the weighted average number of common shares and common equivalent shares assumed outstanding during the period. Primary and fully-diluted net income per share are essentially the same for the periods presented.

                            BROOKS AUTOMATION, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



4.   RELATED PARTY AND SIGNIFICANT CUSTOMER INFORMATION

     During the three months ended December 31, 1996 and 1995, the Company had revenues from a related party representing 21% and 12% of revenues, respectively. An executive of this customer is a member of the Company's Board of Directors.

     During the three months ended December 31, 1996, the Company had revenues from one customer (not a related party) representing 15% of revenues.

5.   COMMITMENTS AND CONTINGENCY

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

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Brooks Automation, Inc. is a leading, worldwide independent supplier of substrate handling robots, modules, software controls and cluster tool platforms to semiconductor and flat panel display manufacturers.

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, statements concerning anticipated revenues, geographical growth rates, anticipated operating expense levels and the availability of funds to meet cash requirements) are based on the assumptions and expectations of the Company's management at the time such statements are made and may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, the factors discussed below under the caption "Factors That May Affect Future Results" and the accuracy of the Company's internal estimates of revenues and operating expense levels.



RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS
ENDED DECEMBER 31, 1995

REVENUES
Revenues for the three months ended December 31, 1996 decreased 13.2% or $2.5 million to $16.1 million compared with revenues of $18.6 million in the comparable prior fiscal period. Sales of vacuum central wafer handling systems and components comprised 77.0% of the decrease in revenues. This decrease is primarily attributable to a recent broad decline in capital spending by the semiconductor manufacturing equipment industry. As a result, the Company expects that its revenues for at least the first half of fiscal 1997 will be lower than the comparable prior fiscal period. The remainder of the decrease in revenues is due to fewer unit sales of flat panel display substrate handling systems and modules, and decreased control software and service revenues. Foreign revenues for the three months ended December 31, 1996 increased 37.5% to $6.6 million (41.1 % of revenues), including $5.4 million of direct sales to Asian customers, compared with foreign revenues of $4.8 million (25.9% of revenues), including $3.8 million of direct sales to Asian customers in the comparable prior fiscal period. The increase in foreign revenues is primarily attributable to shipments of new 300 mm vacuum central wafer handling systems to
customers in Japan and Korea.   The Company expects that foreign revenues will
continue to grow throughout fiscal 1997 and to account for a significant portion of total revenues. However, there can be no assurance that quarterly geographical growth rates will be comparable to those achieved in the three months ended December 31, 1996.

GROSS PROFIT
Gross profit as a percentage of revenues decreased to 34.0% for the three months ended December 31, 1996 compared with 42.5% for the comparable prior fiscal period. The decrease in the gross profit percentage is mainly attributable to underutilization of manufacturing capacity, increased global support costs, and to a lesser extent, higher new product introduction costs. Global support costs increased 87% to $1.3 million (8.1% of revenues) for the three months ended December 31, 1996 from $692,000 (3.7% of revenues) in the comparable prior fiscal period due to the expansion, primarily during fiscal 1996, of the Company's global support organization in support of the growing worldwide customer base.

RESEARCH AND DEVELOPMENT
During the three months ended December 31, 1996, the Company continued to make investments in research and development to enhance its semiconductor and flat panel display products. Research and development expenses increased 11.0% to $2.8 million (17.4% of revenues) for the three months ended December 31, 1996 from $2.5 million (13.6% of revenues) in the comparable prior fiscal period. The Company believes that research and development expenditures are essential to maintaining its competitive position in the semiconductor and flat panel display fabrication equipment market and expects the expenditure levels to continue at or above current levels throughout fiscal 1997.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses remained stable at $2.6 million for the three months ended December 31, 1996 as compared with the comparable prior fiscal period primarily as a result of cost saving measures initiated during the current fiscal quarter to curb discretionary spending. As a percentage of revenues, selling, general and administrative expenses increased to 15.9% of revenues from 14.0% of revenues for the three months ended December 31, 1996 and 1995, respectively, reflecting the effect of the lower revenue level in the current fiscal quarter. The Company expects to continue the growth of its worldwide sales and administrative organizations in fiscal 1997, reflecting the Company's commitment to further penetrate key international markets.

INTEREST INCOME AND EXPENSE
Interest income decreased to $16,000 (0.1% of revenues) for the three months ended December 31, 1996 from $160,000 (0.9% of revenues) in the comparable prior fiscal period. The decrease in interest income for the three months ended December 31, 1996 reflects lower cash balances throughout the first quarter of fiscal 1997 compared with the same period of fiscal 1996.

Interest expense decreased to $71,000 (0.4% of revenues) for the three months ended December 31, 1996 from $98,000 (0.5% of revenues) in the comparable prior fiscal period. The decrease in interest expense reflects lower average borrowings and interest rates throughout the first quarter of fiscal 1997 compared with the same period of fiscal 1996.

INCOME TAX PROVISION
The Company's effective income tax rate was 34.4% for the three months ended December 31, 1996 compared with 34.7% in the comparable prior fiscal period. The difference between the effective and statutory federal income tax rate is due primarily to the tax benefits of the Company's foreign sales corporation, and research and development tax credits, offset by the impact of state income taxes.

FOREIGN CURRENCY FLUCTUATIONS
The Company's foreign revenues are generally denominated in U.S. dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1996, the Company had working capital of $30.9 million compared with working capital of $32.6 million as of September 30, 1996. During the three months ended December 31, 1996, the Company used cash in operating activities of $1.6 million, net of noncash depreciation and amortization, primarily for the reduction of current liabilities. Decreased levels of accounts receivable and inventories generated cash of $1.5 million during the current fiscal quarter. Investing activities for the three months ended December 31, 1996 consisted of capital expenditures for CAD/CAM/CAE (computer-aided design, manufacturing and engineering), test and demonstration equipment, the expansion of the Company's regional sales and technology center in Canada and lease deposits for new facilities in Korea. For the remainder of fiscal 1997, the Company expects to continue to make capital expenditures to support its business; however, the level of spending will be dependent on various factors, including the growth of the business and general economic conditions. Financing activities during the three months ended December 31, 1996 consisted primarily of $1.5 million of net borrowings under credit lines to fund working capital requirements.

The Company has a $15.0 million unsecured revolving credit facility and a $3.0 million unsecured foreign currency line of credit, both of which expire in December 1997. Under the revolving credit facility, advances bear interest, at the option of the Company, at the prime rate (8.25% at December 31, 1996) or the LIBOR rate plus 2%. At December 31, 1996, the Company had outstanding $1,800,000 bearing interest at the prime rate under the revolving credit facility and $725,000 denominated in Japanese yen under the foreign currency line of credit. Foreign currency advances bear interest at the LIBOR rate plus 2% (2.50% for Japanese yen at December 31, 1996). The terms of the Loan Agreement require the Company to comply with various covenants, including the maintenance of specified financial ratios and a minimum tangible capital base, as defined, and limit the Company's annual level of capital expenditures. At December 31, 1996, the Company was in compliance with the terms of the agreement.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company believes that anticipated cash flows from operations, available funds and borrowings available under the Company's bank lines of credit, will be adequate to meet the Company's currently projected working capital and capital expenditure requirements through at least fiscal 1997.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

CUSTOMER CONCENTRATION
Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the three months ended December 31, 1996, fiscal 1996 and fiscal 1995 accounted for 74%, 70% and 75% of revenues, respectively. In the three months ended December 31, 1996 and in fiscal 1996 and fiscal 1995, sales to Lam Research Corporation, the Company's largest customer in these periods accounted for 21% of the Company's revenues in all of these periods. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's future financial condition, revenues and operating results.

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

FOREIGN REVENUES
The Company does business worldwide, both directly and via sales to United States-based OEMs who sell such products internationally. In the three months ended December 31, 1996 and in fiscal 1996 and fiscal 1995, foreign revenues accounted for 41%, 20% and 12%, respectively, of the Company's revenues. The Company anticipates that foreign revenues will continue to account for a significant percentage of revenues, which will result in a significant portion of the Company's revenues and operating results being subject to risks associated with foreign revenues, including United States and foreign regulatory and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing representatives, and foreign currency fluctuations.

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

NEW PRODUCTS AND TECHNOLOGICAL CHANGE
The semiconductor and flat panel display manufacturing industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend upon its ability to enhance its existing products and to develop new products to meet customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in introducing products or product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

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

                            BROOKS AUTOMATION, INC.

                          PART II:  OTHER INFORMATION



Item 6 (a)  Exhibits

               (11.01) Computation of per share earnings (incorporated herein by reference to Note 3 of Notes to Unaudited Consolidated Financial Statements).


               (27.1)  Financial Data Schedule

Item 6 (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.



February 14, 1997                  /s/ Robert J. Therrien
-----------------                  ---------------------------------------------
[Date]                             Robert J. Therrien
                                   Chief Executive Officer,
                                   President and Treasurer


February 14, 1997                  /s/ Stanley D. Piekos
-----------------                  --------------------------------------------
[Date]                             Stanley D. Piekos
                                   Vice President - Finance and
                                   Chief Financial Officer