Form 10-Q
period 1997-03-31
BROOKS AUTOMATION INC
filed 1997-05-15
CIK 933974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the quarterly period ended:   March 31, 1997

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
For the transition period from ____ to ____      Commission File Number  0-25434
                                                                         -------


                            BROOKS AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   04-3040660
           --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)
                               15 Elizabeth Drive
                           Chelmsford, Massachusetts
                    (Address of principal executive offices)

                                     01824
                                   (Zip Code)

      Registrant's telephone number, including area code:  (508) 262-2566

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

                                 Yes  X    No
                                     ---      ---
     As of April 30, 1997, there were outstanding 7,638,190 shares of the Company's Common Stock, $.01 par value.

     This report, including all exhibits and attachments, contains 14 pages.
                                                                   --

                            BROOKS AUTOMATION, INC.


                                     INDEX


                                                                  Page
PART 1      FINANCIAL INFORMATION                                Number
------      ---------------------                                ------

Item 1      Consolidated Financial Statements:

            Consolidated Balance Sheet............................  3

            Consolidated Statement of Income......................  4

            Consolidated Statement of Cash Flows..................  5

            Notes to Consolidated Financial Statements............  6-7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................  8-12

PART II     OTHER INFORMATION
-------     -----------------

Item 6      Exhibits and Reports on Form 8-K......................  13

Signatures  ......................................................  14


                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                   (in thousands, except share-related data)

                                                                             March 31          September 30,
                                                                               1997                1996
                                                                            (unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                    $    795            $ 2,102
 Accounts receivable, net of allowance for doubtful accounts
  of $100 and $100, respectively                                                22,425             24,381
 Inventories                                                                    18,345             17,803
 Prepaid expenses and other current assets                                       3,790              1,679
                                                                               -------            -------
  Total current assets                                                          45,355             45,965
                                                                               -------            -------
Fixed assets, net                                                               18,595             16,698
Other assets                                                                     3,121              2,098
                                                                               -------            -------
  Total assets                                                                 $67,071            $64,761
                                                                               =======            =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term liabilities                                      $ 6,309            $ 1,431
 Accounts payable                                                                6,984              8,103
 Accrued compensation and benefits                                               2,244              2,719
 Accrued expenses and other current liabilities                                  1,133              1,130
                                                                               -------            -------
  Total current liabilities                                                     16,670             13,383
Long-term liabilities                                                              687                687
                                                                               -------            -------
  Total liabilities                                                             17,357             14,070
                                                                               -------            -------
Commitments and contingency                                                        -                  -
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
   and outstanding                                                                 -                  -
 Common stock, $.01 par value; 21,500,000 shares authorized;
  7,591,459 shares and 7,569,109 shares issued and outstanding                      76                 76
 Additional paid-in capital                                                     34,653             34,335
 Cumulative translation adjustment                                                  24               (174)
 Deferred compensation                                                             (99)              (110)
 Retained earnings                                                              15,060             16,564
                                                                               -------            -------
  Total stockholders' equity                                                    49,714             50,691
                                                                               -------            -------
  Total liabilities and stockholders' equity                                   $67,071            $64,761
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

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)





                                        Six months ended    Three months ended
                                           March 31,            March 31,
                                        1997      1996      1997      1996

Revenues                                $32,544   $41,166   $16,433   $22,602
Cost of revenues                         22,666    23,665    12,035    12,988
                                        -------   -------   -------   -------
Gross profit                              9,878    17,501     4,398     9,614
                                        -------   -------   -------   -------
Operating expenses:
 Research and development                 6,108     5,735     3,298     3,204
 Selling, general and administrative      5,537     5,773     2,983     3,178
                                        -------   -------   -------   -------
  Total operating expenses               11,645    11,508     6,281     6,382
                                        -------   -------   -------   -------
Income (loss) from operations            (1,767)    5,993    (1,883)    3,232
                                        -------   -------   -------   -------
Interest expense                            257       195       186        97
Interest income                              16       272        -        112
                                        -------   -------   -------   -------
Income (loss) before income taxes        (2,008)    6,070    (2,069)    3,247
                                        -------   -------   -------   -------
Income tax provision (benefit)             (504)    2,113      (525)    1,134
                                        -------   -------   -------   -------
Net income (loss)                       $(1,504)  $ 3,957   $(1,544)  $ 2,113
                                        =======   =======   =======   =======
Net income (loss) per common share      $  (.20)  $   .48   $  (.20)  $   .26
                                        =======   =======   =======   =======

Weighted average number of common         7,600     8,254     7,625     8,244
                                        =======   =======   =======   =======
 and common equivalent shares



  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                             Six months ended
                                                                                 March 31,
                                                                            1997          1996
                                                                            ----          ----

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Net income (loss)                                                      $ (1,504)       $ 3,957
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                           1,995          1,335
   Changes in operating assets and liabilities:
    Accounts receivable                                                    1,788         (8,202)
    Inventories                                                             (648)        (6,653)
    Prepaid expenses and other current assets                             (2,125)          (279)
    Accounts payable                                                        (876)         2,253
    Accrued compensation and benefits                                       (498)           481
    Accrued expenses and other current liabilities                           295           (513)
                                                                         -------        -------
     Net cash used in operating activities                                (1,573)        (7,621)
                                                                         -------        -------

Cash flows from investing activities
 Purchases of fixed assets                                                (3,489)        (3,997)
 Increase in other assets                                                 (1,260)           (80)
                                                                         -------        -------
     Net cash used in investing activities                                (4,749)        (4,077)
                                                                         -------        -------

Cash flows from financing activities
 Net borrowings under credit lines                                         4,956            322
 Principal payments on long-term liabilities                                (216)          (234)
 Proceeds from issuance of common stock                                      318             39
 Dividends paid                                                                -            (91)
 Purchase and retire treasury stock                                            -            (97)
                                                                         -------        -------
   Net cash provided (used) by financing activities                        5,058            (61)
                                                                         -------        -------

Effects of exchange rate changes on cash and cash equivalents               (43)            (12)
                                                                         -------        -------

Net decrease in cash and cash equivalents                                (1,307)        (11,771)

Cash and cash equivalents, beginning of period                            2,102          15,594
                                                                        -------         -------

Cash and cash equivalents, end of period                                $   795         $ 3,823
                                                                        =======         =======

Supplemental Cash Flow Information
During the six months ended March 31, 1996, the Company acquired $583,000 of fixed assets under capital leases.


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

     The results of operations for the six months and three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

2.   Inventories


     Inventories consist of the following:        March 31,    September 30,
     (in thousands)                                1997           1996
                                                   ----           ----
     Raw materials and
     purchased parts                              $12,654         $12,547
     Work-in-process                                3,933           2,899
     Finished goods                                 1,758           2,357
                                                  -------         -------
                                                  $18,345         $17,803
                                                  =======         =======

3.   Net Income (Loss) Per Common Share

     Net income (loss) per common share is determined based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding during the applicable period. Primary and fully-diluted net income (loss) per share are essentially the same for the periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB15) with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB15. The Company will be required to implement SFAS128 in the first quarter of fiscal 1998 and to restate all prior periods. If the Company had been required to implement the guidance in SFAS128 during the three months ended March 31, 1997, the following earnings per share amounts would have been reported.


                                          Six months ended   Three months ended
                                              March 31,           March 31,
                                            1997      1996      1997     1996
                                            ----      ----      ----     ----
     Net income (loss) per common share:
               Basic                       $ (.20)   $  .53    $ (.20)  $  .28
                                           ======    ======    ======   ======
               Diluted                     $ (.20)   $  .48    $ (.20)  $  .26
                                           ======    ======    ======   ======

     Weighted average number of common
      shares                                7,600     7,498     7,625    7,510
                                            =====     =====     =====    =====

     Weighted average number of common and
      dilutive potential common shares      7,600     8,254     7,625    8,244
                                            =====     =====     =====    =====


                            BROOKS AUTOMATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



4.   Related Party and Significant Customer Information

     During the six months ended March 31, 1997 and 1996, the Company had revenues from a related party representing 19% and 17% of revenues, respectively. During the three months ended March 31, 1997 and 1996, the Company had revenues from a related party representing 17% and 21% of revenues, respectively. At March 31, 1997 and 1996, related party accounts receivable accounted for 14% and 23%, respectively, of accounts receivable. An executive of this customer is a member of the Company's Board of Directors.

     During the six months ended March 31, 1997, the Company had revenues from two customers (not related parties) representing 12% and 10% of revenues, respectively. During the three months ended March 31, 1997, the Company had revenues from two customers (not related parties) representing 10% and 13% of revenues, respectively. At March 31, 1997 accounts receivable from one customer (not a related party) accounted for 16% of accounts receivable. The Company had no such concentration of accounts receivable at March 31, 1996.



5.   Stock Plan

     On February 20, 1997, the stockholders of the Company approved an increase in the number of shares of common stock available for issuance under the Company's 1993 Non-Employee Director Stock Option Plan from 90,000 shares to 190,000 shares.


6.   Commitments and Contingency

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

RESULTS OF OPERATIONS


THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996

Revenues
Revenues for the three months ended March 31, 1997 decreased 27.4% or $6.2 million to $16.4 million compared with revenues of $22.6 million in the comparable prior fiscal period. Revenues for the six months ended March 31, 1997 decreased 20.9% or $8.6 million to $32.5 million compared with revenues of $41.1 million in the comparable prior fiscal period. Revenues from 200 mm vacuum central wafer handling systems and components decreased 51.8% or $8.7 million and 42.1% or $12.3 million, respectively, for the three months and six months ended March 31, 1997. The decrease in 200 mm product revenues for the three months ended March 31, 1997 was offset to a lesser extent by increased control software and service revenues and shipments of 300 mm vacuum central wafer handling systems and flat panel display ("FPD") substrate handling systems. The decrease in 200 mm product revenues for the six months ended March 31, 1997 was offset to a lesser extent by shipments of 300 mm and FPD products. The Company attributes the lower revenue levels in the first half of fiscal 1997 to a broad decline in capital spending by the semiconductor manufacturing equipment industry. As a result, the Company expects that revenues for fiscal 1997 will be lower than fiscal 1996 revenues.

Foreign revenues for the three months ended March 31, 1997 increased 24.2% to $4.1 million (25.1% of revenues), including $3.1 million of direct sales to Asian customers, compared with foreign revenues of $3.3 million (14.6% of revenues), including $1.9 million of direct sales to Asian customers in the comparable prior fiscal period. Foreign revenues for the six months ended
March 31, 1997 increased 32.1% to $10.7 million (32.9% of revenues), including $8.6 million of direct sales to Asian customers, compared with foreign revenues of $8.1 million (19.7% of revenues), including $5.7 million of direct sales to Asian customers in the comparable prior fiscal period. The increase in foreign revenues is attributable to shipments of 200 mm and 300 mm vacuum central wafer handling systems and FPD systems to customers primarily in Japan and Korea. The Company expects that foreign revenues will continue to grow throughout fiscal 1997 and to account for a significant portion of total revenues. However, there can be no assurance that geographical growth rates, if any, in the last half of fiscal 1997 will be comparable to those achieved in the six months ended
March 31, 1997.

Gross Profit
Gross profit as a percentage of revenues decreased to 26.8% and 30.4%, respectively, for the three months and six months ended March 31, 1997 compared with 42.5% for each of the comparable prior fiscal periods. The decrease in the gross profit percentage is mainly attributable to underutilization of manufacturing capacity, higher concentration of shipments of lower gross margin platforms and systems, increased global support costs and to a lesser extent, pricing pressure and higher new product introduction costs. Global support costs, which are included in cost of goods sold, increased 115% to $1.6 million (9.8% of revenues) for the three months ended March 31, 1997 from $744,000 (3.3% of revenues) in the comparable prior fiscal period. Global support costs increased 107% to $2.9 million (8.9% of revenues) for the six months ended March 31, 1997 from $1.4 million (3.4% of revenues) in the comparable prior fiscal period. The increase in global support costs are indicative of the expansion of the Company's global support organization in support of the international growth of its customer base. In future periods, gross profit may be adversely affected by changes in the mix of products sold, continued pricing pressure or increases in the cost of goods.

Research and Development
Research and development expenses increased 2.9% to $3.3 million (20.1% of revenues) for the three months ended March 31, 1997 from $3.2 million (14.2% of revenues) in the comparable prior fiscal period. Research and development expenses increased 7.0% to $6.1 million (18.8% of revenues) for the six months ended March 31, 1997 from $5.7 million (13.9% of revenues) in the comparable prior fiscal period. During fiscal 1997, the Company has continued to make investments in research and development to enhance existing and develop new semiconductor and flat panel display products. As a percentage of revenues, the increase in research and development expenses reflects the effect on the Company's cost structure of the lower revenue level in the first half of fiscal 1997. The Company believes that research and development expenditures are essential to maintaining its competitive position in the semiconductor and flat panel display fabrication equipment market and expects these expenditure levels to continue at or above current levels throughout fiscal 1997.

Selling, General and Administrative
Selling, general and administrative expenses decreased 6.3% to $3.0 million (18.3% of revenues) for the three months ended March 31, 1997 from $3.2 million (14.2% of revenues) in the comparable prior fiscal period. Selling, general and administrative expenses decreased 5.2% to $5.5 million (16.9% of revenues) for the six months ended March 31, 1997 from $5.8 million (14.1% of revenues) in the comparable prior fiscal period. Selling, general and administrative expenses for the three months and six months ended March 31, 1996 included merger-related expenses of $230,000 in connection with the acquisition of Techware Systems Corporation. There were no such merger-related expenses incurred by the Company during the first half of fiscal 1997. As a percentage of revenues, the increase in selling, general and administrative expenses reflects the effect on the Company's cost structure of the lower revenue level in the first half of fiscal 1997. The Company expects to continue the growth of its worldwide sales and administrative organizations in fiscal 1997, reflecting the Company's commitment to further penetrate key international markets.

Interest Expense
Interest expense increased 91.8% or $89,000 to $186,000 (1.1% of revenues) for the three months ended March 31, 1997 from $97,000 (0.4% of revenues) in the comparable prior fiscal period. Interest expense increased 31.8% or $62,000 to $257,000 (0.8% of revenues) for the six months ended March 31, 1997 from $195,000 (0.5% of revenues) in the comparable prior fiscal period. The increase in interest expense is primarily due to higher borrowings during the second quarter of fiscal 1997 compared with the same period of fiscal 1996.

Interest Income
Interest income decreased 94.1% or $256,000 to $16,000 for the six months ended March 31, 1997 from $272,000 (0.7% of revenues) in the comparable prior fiscal period. The Company had no interest income for the three months ended March 31, 1997. The decrease in interest income is due to lower cash and investment balances during the first half of fiscal 1997 compared with the same period of fiscal 1996.

                            BROOKS AUTOMATION, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOREIGN CURRENCY FLUCTUATIONS
The Company's foreign revenues are generally denominated in U.S. dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company's international subsidiaries are generally denominated in currencies other than the U.S. dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity and therefore, foreign currency fluctuations have not had any impact on the comparison of the results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1997, the Company had working capital of $28.7 million compared with working capital of $32.6 million as of September 30, 1996. During the six months ended March 31, 1997, the Company used cash in operating activities of $1.6 million, net of noncash depreciation and amortization, primarily for the reduction of current liabilities. Decreased levels of accounts receivable generated cash of $1.8 million during the first half of fiscal 1997. Investing activities for the six months ended March 31, 1997 consisted of capital expenditures for CAD/CAM/CAE (computer-aided design, manufacturing and engineering), test and demonstration equipment, the expansion of the Company's regional sales and technology center in Canada and lease deposits for new facilities in Korea. For the remainder of fiscal 1997, the Company expects to continue to make capital expenditures to support its business; however, the level of spending will be dependent on various factors, including the growth of the business and general economic conditions. Financing activities during the six months ended March 31, 1997 consisted primarily of $5.0 million of net borrowings under credit lines to fund working capital requirements.

The Company has a $15.0 million unsecured revolving credit facility and a $3.0 million unsecured foreign currency line of credit, both of which expire December 31, 1998. Under the revolving credit facility, advances bear interest, at the option of the Company, at the prime rate (8.5% at March 31, 1997) or the LIBOR rate plus 2%. At March 31, 1997, the Company had outstanding $5.3 million bearing interest at an average rate of 8.0% under the revolving credit facility and $655,000 denominated in Japanese yen under the foreign currency line of credit. Foreign currency advances bear interest at the LIBOR rate plus 2% (2.5% for Japanese yen at March 31, 1997). The terms of the Loan Agreement require the Company to comply with various covenants, including the maintenance of specified financial ratios and a minimum tangible capital base, as defined, and limit the Company's annual level of capital expenditures. At March 31, 1997, the Company was in compliance with the terms of the agreement or had obtained the appropriate waiver.

The Company believes that anticipated cash flows from operations, available funds and borrowings available under the Company's bank lines of credit, will be adequate to meet the Company's currently planned working capital and capital expenditure requirements through at least fiscal 1997.

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

                            BROOKS AUTOMATION, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE RESULTS

Customer Concentration
Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the six months ended March 31, 1997, fiscal 1996 and fiscal 1995 accounted for 68%, 70% and 75% of
revenues, respectively.   In the six months ended March 31, 1997 and in fiscal
1996 and fiscal 1995, sales to Lam Research Corporation (a related party), the Company's largest customer in these periods accounted for 19%, 21% and 21% of the revenues, respectively. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's future financial condition, revenues and operating results.

Dependence on Cyclical Industries
The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demands for capital equipment, including the products manufactured and marketed by the Company. The Company believes a broad decline in capital spending by the semiconductor manufacturing equipment industry resulted in lower revenues for the first half of fiscal 1997 than in the comparable period of fiscal 1996. The Company's future financial condition, revenues and operating results have been and may in the future be materially adversely affected by semiconductor industry downturns or slowdowns. There can be no assurance as to when, if ever, capital spending in the semiconductor manufacturing equipment industry will recover.

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

Foreign Revenues
The Company does business worldwide, both directly and via sales to United States-based OEMs who sell such products internationally. In the six months ended March 31, 1997 and in fiscal 1996 and fiscal 1995, foreign revenues accounted for 33%, 20% and 12%, respectively, of the Company's revenues. The Company anticipates that foreign revenues will continue to account for a significant percentage of revenues, which will result in a significant portion of the Company's revenues and operating results being subject to risks associated with foreign revenues, including United States and foreign regulatory and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing representatives, and foreign currency fluctuations.

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

                            BROOKS AUTOMATION, INC.

                          PART II:  OTHER INFORMATION



Item 4     Submission of Matters to a Vote of  Security Holders

           The Company held its Annual Meeting of Stockholders on February 20, 1997. At the meeting the stockholders elected the members of the Board of Directors of the Company. There were no abstentions or broker nonvotes for such matter. The votes for such matter were as follows:


           Nominee                    For          Withheld
           -------                    ---          --------
           Robert J. Therrien      6,242,061       12,730
           Norman B. Brooks        6,241,311       13,480
           Roger D. Emerick        6,239,916       14,875
           Amin J. Khoury          6,240,191       14,600

           In addition, the stockholders approved an amendment to the Company's 1993 Non-Employee Director Stock Option Plan (the "Plan") which increased the number of shares of Common Stock available for issuance under the Plan from 90,000 shares to 190,000 shares. There were 5,288,107 votes cast in favor of this amendment, 689,198 votes cast against it and 39,742 votes abstained. There were 237,744 broker nonvotes on this matter.

Item 6 (a) Exhibits

             (10.22)  Loan Agreement First Amendment dated April 30, 1997

             (10.23)  Revolving Loan Note First Amendment dated April 30, 1997

             (10.24)  Participation Agreement dated April 30, 1997

             (11.01) Computation of per share earnings (incorporated herein by reference to Note 3 of Notes to Unaudited Consolidated Financial Statements).

             (27.1)   Financial Data Schedule

Item 6 (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.



May 15, 1997                       /s/ Robert J. Therrien
------------                       ----------------------------------
[Date]                             Robert J. Therrien
                                   Chief Executive Officer,
                                   President and Treasurer


May 15, 1997                       /s/ Stanley D. Piekos
------------                       ----------------------------------
[Date]                             Stanley D. Piekos
                                   Vice President - Finance and
                                   Chief Financial Officer