Form 10-Q
period 1997-06-30
BROOKS AUTOMATION INC
filed 1997-08-14
CIK 933974

                          UNITED STATESUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:   JUNE 30, 1997

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

                          YES  [X]      NO [_]

     AS OF JULY 31, 1997, THERE WERE OUTSTANDING 7,675,872 SHARES OF THE COMPANY'S COMMON STOCK, $.01 PAR VALUE.

     THIS REPORT, INCLUDING ALL EXHIBITS AND ATTACHMENTS, CONTAINS 14 PAGES.

                                   BROOKS AUTOMATION, INC.

                                           INDEX

                                                                                     PAGE
PART 1       FINANCIAL INFORMATION                                                  NUMBER
--------     ---------------------                                                  ------

Item 1       Consolidated Financial Statements:
------       ----------------------------------

             Consolidated Balance Sheet............................................   3

             Consolidated Statement of Operations...................................  4

             Consolidated Statement of Cash Flows...................................  5

             Notes to Unaudited Consolidated Financial Statements...................  6-7

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................  8-12

PART II      OTHER INFORMATION
-------      -----------------

Item 6       Exhibits and Reports on Form 8-K.......................................  13

SIGNATURES   .......................................................................  14

                            BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                                 JUNE 30,       SEPTEMBER 30,
                                                                                   1997             1996
                                                                               (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                        $ 1,129           $ 2,102
  Accounts receivable, net of allowance for doubtful accounts
     of $160 and $100, respectively                                                 24,679            24,381
  Inventories                                                                       21,028            17,803
  Prepaid expenses and other current assets                                          3,756             1,679
                                                                                   -------           -------
    Total current assets                                                            50,592            45,965

Fixed assets, net                                                                   19,523            16,698
Other assets                                                                         3,465             2,098
                                                                                   -------           -------
    Total assets                                                                   $73,580           $64,761
                                                                                   =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term liabilities                                         $10,850           $ 1,431
  Accounts payable                                                                   8,906             8,103
  Accrued compensation and benefits                                                  2,154             2,719
  Accrued expenses and other current liabilities                                     1,195             1,130
                                                                                   -------           -------
    Total current liabilities                                                       23,105            13,383
Long-term liabilities                                                                  579               687
                                                                                   -------           -------
    Total liabilities                                                               23,684            14,070
                                                                                   -------           -------
Commitments and contingency                                                              -                 -
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
     and outstanding                                                                     -                 -
  Common stock, $.01 par value; 21,500,000 shares authorized;
     7,653,315 shares and 7,569,109 shares issued and outstanding, respectively         76                76
  Additional paid-in capital                                                        34,682            34,335
  Cumulative translation adjustment                                                    (97)             (174)
  Deferred compensation                                                                (92)             (110)
  Retained earnings                                                                 15,327            16,564
                                                                                   -------           -------
    Total stockholders' equity                                                      49,896            50,691
                                                                                   -------           -------
    Total liabilities and stockholders' equity                                     $73,580           $64,761
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

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         NINE MONTHS ENDED   THREE MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                           1997      1996      1997      1996

Revenues                                  $55,603   $66,446   $23,059   $25,280
Cost of revenues                           38,094    38,478    15,428    14,813
                                          -------   -------   -------   -------
Gross profit                               17,509    27,968     7,631    10,467
                                          -------   -------   -------   -------
Operating expenses:
  Research and development                  9,722     9,023     3,614     3,288
  Selling, general and administrative       8,979     9,183     3,442     3,410
                                          -------   -------   -------   -------
    Total operating expenses               18,701    18,206     7,056     6,698
                                          -------   -------   -------   -------
Income (loss) from operations              (1,192)    9,762       575     3,769
Interest expense                              415       283       158        89
Interest income                                16       312         -        41
                                          -------   -------   -------   -------
Income (loss) before income taxes          (1,591)    9,791       417     3,721
Income tax provision (benefit)               (354)    3,459       150     1,346
                                          -------   -------   -------   -------
Net income (loss)                         $(1,237)  $ 6,332   $   267   $ 2,375
                                          =======   =======   =======   =======

Net income (loss) per common share          $(.16)     $.77      $.03      $.29
                                          =======   =======   =======   =======

Weighted average number of common
 and common equivalent shares               7,614     8,221     8,439     8,184
                                          =======   =======   =======   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                     1997       1996
                                                                     ----       ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                $(1,237)  $  6,332
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                    3,307      2,156
   Changes in operating assets and liabilities:
    Accounts receivable                                              (208)    (9,016)
    Inventories                                                    (3,315)    (6,335)
    Prepaid expenses and other current assets                      (1,949)      (936)
    Accounts payable                                                  803      2,852
    Accrued compensation and benefits                                (507)       697
    Accrued expenses and other current liabilities                     75         47
                                                                  -------   --------
     Net cash used in operating activities                         (3,031)    (4,203)
                                                                  -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of fixed assets                                         (5,742)    (5,995)
 Increase in other assets                                          (1,740)      (207)
                                                                  -------   --------
     Net cash used in investing activities                         (7,482)    (6,202)
                                                                  -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings under credit lines                                  9,430        187
 Principal payments on long-term liabilities                         (315)      (357)
 Proceeds from issuance of common stock                               349        158
 Dividends paid                                                         -        (91)
 Purchase and retire treasury stock                                     -       (239)
                                                                  -------   --------
     Net cash provided (used) by financing activities               9,464       (342)
                                                                  -------   --------

Effects of exchange rate changes on cash and cash equivalents          76         (4)
                                                                  -------   --------

Net decrease in cash and cash equivalents                            (973)   (10,751)

Cash and cash equivalents, beginning of period                      2,102     15,594
                                                                  -------   --------

Cash and cash equivalents, end of period                          $ 1,129   $  4,843
                                                                  =======   ========

SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended June 30, 1996, the Company acquired $583 of fixed assets under capital leases.


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                            =======================

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

      The results of operations for the nine months and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

2.    INVENTORIES

      Inventories consist of the following:    June 30,     September 30,
      (in thousands)                             1997           1996
                                                 ----           ----

      Raw materials and purchased parts         $14,229        $12,547
      Work-in-process                             5,721          2,899
      Finished goods                              1,078          2,357
                                                -------        -------
                                                $21,028        $17,803
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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB15) with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB15. The Company will be required to implement SFAS128 in the first quarter of fiscal 1998 and to restate all prior periods. If the Company had been required to implement the guidance in SFAS128 during the three months ended June 30, 1997, the following earnings per share amounts would have been reported.

                                               Nine months ended  Three months ended
                                                    June 30,            June 30,
                                               1997        1996     1997       1996
                                               ----        ----     ----       ----
  Net income (loss) per common share:
               Basic                          $ (.16)     $  .85   $  .04     $  .32
                                              ======      ======   ======     ======
               Diluted                        $ (.16)     $  .77   $  .03     $  .29
                                              ======      ======   ======     ======

  Weighted average number of common shares     7,614       7,489    7,606      7,516
                                              ======      ======   ======     ======

  Weighted average number of common and
       dilutive potential common shares        7,614       8,221    8,439      8,184
                                              ======      ======   ======     ======

                            BROOKS AUTOMATION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.    RELATED PARTY AND SIGNIFICANT CUSTOMER INFORMATION

      During the nine months ended June 30, 1997 and 1996, the Company had revenues from a related party representing 23% and 21% of revenues, respectively. During the three months ended June 30, 1997 and 1996, the Company had revenues from a related party representing 28% of revenues in each period. At June 30, 1997 and September 30, 1996, related party accounts receivable accounted for 21% and 23%, respectively, of accounts receivable. An executive of this customer is a member of the Company's Board of Directors.

      At June 30, 1997, accounts receivable from one customer (not a related party) accounted for 13% of accounts receivable. At September 30, 1996, accounts receivable from one customer (not a related party) accounted for 15% of accounts receivable.

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

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Brooks Automation, Inc. is a leading, worldwide independent supplier of substrate material handling robots, modules, software controls and fully integrated cluster tool platforms to semiconductor, flat panel display and data storage manufacturers.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996

REVENUES

Revenues for the three months ended June 30, 1997 decreased 8.8% or $2.2 million to $23.1 million compared with revenues of $25.3 million in the comparable prior fiscal period. Revenues for the nine months ended June 30, 1997 decreased 16.3% or $10.8 million to $55.6 million compared with revenues of $66.4 million in the comparable prior fiscal period. Revenues from 200 mm vacuum central wafer handling systems and components decreased 14.8% or $2.6 million and 31.8% or $14.9 million, respectively, for the three months and nine months ended June 30, 1997. The decrease in 200 mm product revenues for the three months ended June 30, 1997 was partially offset by increased control software revenue and shipments of 300 mm vacuum central wafer handling systems. The decrease in 200 mm product revenues for the nine months ended June 30, 1997 was partially offset by shipments of 300 mm and flat panel display ("FPD") products.
The Company attributes the lower revenue levels in the current quarter and the nine months ended June 30, 1997 to a broad decline in capital spending by the semiconductor manufacturing equipment industry. As a result, the Company expects that revenues for fiscal 1997 will be lower than fiscal 1996 revenues.

Foreign revenues for the three months ended June 30, 1997 increased 63.2% to $6.2 million (26.8% of revenues), including $4.6 million of direct sales to Asian customers, compared with foreign revenues of $3.8 million (15.0% of revenues), including $2.8 million of direct sales to Asian customers in the comparable prior fiscal period. Foreign revenues for the nine months ended June 30, 1997 increased 42.0% to $16.9 million (30.4% of revenues), including $13.1 million of direct sales to Asian customers, compared with foreign revenues of $11.9 million (17.9% of revenues), including $8.3 million of direct sales to Asian customers in the comparable prior fiscal period. The increase in foreign revenues was primarily attributable to shipments of 200 mm and 300 mm vacuum central wafer handling systems and FPD systems to customers primarily in Japan and Korea. The Company expects that foreign revenues will continue to grow throughout fiscal 1997 and to account for a significant portion of total revenues. However, there can be no assurance that geographical growth rates, if any, in the foreseeable future will be comparable to those achieved in the nine months ended June 30, 1997.

GROSS PROFIT

Gross profit as a percentage of revenues decreased to 33.1% and 31.5%, respectively, for the three months and nine months ended June 30, 1997 compared with 41.4% and 42.1%, respectively, for the comparable prior fiscal periods. The decrease in the gross profit percentage is mainly attributable to underutilization of manufacturing capacity, higher concentration of shipments of lower gross margin platforms, increased global support costs and to a lesser extent, pricing pressure and higher new product introduction costs. Global support costs, consisting primarily of personnel costs and travel expenses, increased 107% to $1.8 million (7.8% of revenues) for the three months ended June 30, 1997 from $868,000 (3.4% of revenues) in the comparable prior fiscal period. Global support costs increased 104% to $4.7 million (8.5% of revenues) for the nine months ended June 30, 1997 from $2.3 million (3.5% of revenues) in the comparable prior fiscal period. The increase in global support costs are indicative of the expansion of the Company's global support organization in support of the international growth of its customer base. In future periods, gross profit may be adversely affected by changes in the mix of products sold, continued pricing pressure or increases in the cost of goods.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESEARCH AND DEVELOPMENT

Research and development expenses increased 9.9% to $3.6 million (15.7% of revenues) for the three months ended June 30, 1997 from $3.3 million (13.0% of revenues) in the comparable prior fiscal period. Research and development expenses increased 7.7% to $9.7 million (17.5% of revenues) for the nine months ended June 30, 1997 from $9.0 million (13.6% of revenues) in the comparable prior fiscal period. During fiscal 1997, the Company has continued to make investments in research and development to enhance existing and develop new semiconductor and flat panel display products. As a percentage of revenues, the increase in research and development expenses reflects the effect on the Company's cost structure of the lower revenue level in the current quarter and the nine months ended June 30, 1997. The Company believes that research and development expenditures are essential to maintaining its competitive position in the semiconductor and flat panel display fabrication equipment market and expects these expenditure levels to continue at or above current levels in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses of $3.4 million for the three months ended June 30, 1997 approximated the level of expenses in the comparable prior fiscal period, while increasing as a percentage of revenues (13.5% and 14.9% of revenues in the third quarter of fiscal 1996 and fiscal 1997, respectively). Selling, general and administrative expenses decreased 2.2% to $9.0 million (16.1% of revenues) for the nine months ended June 30, 1997 from $9.2 million (13.8% of revenues) in the comparable prior fiscal period. Selling, general and administrative expenses for the nine months ended June 30, 1996 included merger-related expenses of $230,000 in connection with the acquisition of Techware Systems Corporation during the fiscal 1996 second quarter. There were no such merger-related expenses incurred by the Company during the nine months ended June 30, 1997. As a percentage of revenues, the increase in selling, general and administrative expenses reflects the effect on the Company's cost structure of the lower revenue level in the current quarter and the nine months ended June 30, 1997. The Company expects expenditure levels to support the growth of its worldwide sales and administrative organizations will continue at or above current levels in the foreseeable future reflecting the Company's commitment to further penetrate key international markets.

INTEREST EXPENSE

Interest expense increased 77.5% or $69,000 to $158,000 (0.7% of revenues) for the three months ended June 30, 1997 from $89,000 (0.4% of revenues) in the comparable prior fiscal period. Interest expense increased 46.6% or $132,000 to $415,000 (0.7% of revenues) for the nine months ended June 30, 1997 from $283,000 (0.4% of revenues) in the comparable prior fiscal period. The increase in interest expense is primarily due to higher borrowings during the second and third quarters of fiscal 1997 compared with the same periods of fiscal 1996.

INTEREST INCOME

Interest income decreased 94.9% or $296,000 to $16,000 for the nine months ended June 30, 1997 from $312,000 (0.5% of revenues) in the comparable prior fiscal period. The Company had no interest income for the three months ended June 30, 1997. The decrease in interest income is due to lower cash and investment balances during the current quarter and the nine months ended June 30, 1997 compared with the same periods of fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had working capital of $27.5 million compared with working capital of $32.6 million as of September 30, 1996. The decrease in working capital during the nine months ended June 30, 1997 was due primarily to increased bank borrowings. During the nine months ended June 30, 1997, the Company used cash in operating activities of $3.0 million primarily due to decreased earnings and increased inventory levels. Inventories increased, particularly in the current quarter, to support increased demand for products. Capital expenditures during the period consisted primarily of CAD/CAM/CAE (computer-aided design, manufacturing and engineering), test and demonstration equipment, as well as improvements in and expansion of the Company's facilities worldwide.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the remainder of fiscal 1997, the Company expects to continue to make capital expenditures to support its business; however, the level of spending will be dependent on various factors, including the growth of the business and general economic conditions. Financing activities during the period consisted primarily of $9.4 million of net borrowings under credit lines to fund operating activities and capital expenditures.

The Company has a $22.0 million unsecured revolving credit facility and a $6.0 million unsecured foreign currency line of credit, both of which expire December 31, 1998. Under the revolving credit facility, advances bear interest, at the option of the Company, at the prime rate (8.5% at June 30, 1997) or the LIBOR rate plus 2%. At June 30, 1997, the Company had outstanding $9.7 million bearing interest at an average rate of 8.2% under the revolving credit facility and $706,000 denominated in Japanese yen under the foreign currency line of credit. Foreign currency advances bear interest at the LIBOR rate plus 2% (2.6% for Japanese yen at June 30, 1997). The terms of the Loan Agreement (the "agreement"), as amended as of June 30, 1997 require the Company to comply with various covenants, including the maintenance of specified financial ratios and a minimum tangible capital base, as defined, and limit the Company's annual level of capital expenditures. At June 30, 1997, the Company was in compliance with the terms of the agreement.

The Company believes that anticipated cash flows from operations, available funds and borrowings available under the Company's bank lines of credit, will be adequate to meet the Company's currently planned working capital and capital expenditure requirements for the next twelve months.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

CUSTOMER CONCENTRATION

Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the nine months ended June 30, 1997, fiscal 1996 and fiscal 1995 accounted for 68%, 70% and 75% of
revenues, respectively.   In the nine months ended June 30, 1997 and in fiscal
1996 and fiscal 1995, sales to Lam Research Corporation (a related party), the Company's largest customer in these periods accounted for 23%, 21% and 21% of the revenues, respectively. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable
future.   The Company's customers generally do not enter into long-term
agreements obligating them to purchase the Company's products.   A reduction or
delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's future financial condition, revenues and operating results.

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DEPENDENCE ON CYCLICAL INDUSTRIES

The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demands for capital equipment, including the products manufactured and marketed by the Company. The Company believes a broad decline in capital spending by the semiconductor manufacturing equipment industry resulted in lower revenues for the nine months ended June 30, 1997 than in the comparable period of fiscal 1996. The Company's future financial condition, revenues and operating results have been and may in the future be materially adversely affected by semiconductor industry downturns or slowdowns. There can be no assurance as to when, if ever, capital spending in the semiconductor manufacturing equipment industry will recover.

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

FOREIGN REVENUES

The Company does business worldwide, both directly and via sales to United States-based OEMs who sell such products internationally. In the nine months ended June 30, 1997 and in fiscal 1996 and fiscal 1995, foreign revenues accounted for 30%, 20% and 12%, respectively, of the Company's revenues. The Company anticipates that foreign revenues will continue to account for a significant percentage of revenues, which will result in a significant portion of the Company's revenues and operating results being subject to risks associated with foreign revenues, including United States and foreign regulatory and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing representatives, and foreign currency fluctuations.

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

                            BROOKS AUTOMATION, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The semiconductor, flat panel display and data storage manufacturing industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend upon its ability to enhance its existing products and to develop new products to meet customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in introducing products or product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS AND MARKET PRICE OF SECURITIES

The Company's quarterly operating results may vary significantly from quarter-to-quarter depending on factors such as economic conditions in the semiconductor, flat panel display and data storage industries, the timing of significant orders and shipments of its products, changes and delays in product development, new product introductions by the Company and its competitors, the mix of products sold by the Company and competitive pricing pressures. Additionally, the Company's vacuum central handling systems have high selling prices. As a result, quarterly variations in systems sales will significantly affect the Company's operating results. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. These factors could have a material adverse effect on the Company's future financial condition, revenues and operating results.

The market price of the Company's securities could also be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, and market conditions in the semiconductor industry, as well as general economic conditions and other factors external to the Company.

                            BROOKS AUTOMATION, INC.

                          PART II:  OTHER INFORMATION



Item 6 (a) Exhibits

                (10.25)     Loan Agreement Second Amendment dated June 30, 1997

                (10.26)     Loan Agreement First Amendment dated June 3, 1997

                (11.01) Computation of per share earnings (incorporated herein by reference to Note 3 of Notes to Unaudited Consolidated Financial Statements).

                 (27.1)     Financial Data Schedule

Item 6 (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.



August 14, 1997                    /s/ Robert J. Therrien
---------------                    --------------------------------
[Date]                             Robert J. Therrien

                                   Chief Executive Officer,
                                   President and Treasurer


August 14, 1997                    /s/ Stanley D. Piekos
---------------                    --------------------------------
[Date]                             Stanley D. Piekos
                                   Vice President - Finance and
                                   Chief Financial Officer