Form 10-K
period 1997-09-30
BROOKS AUTOMATION INC
filed 1997-12-18
CIK 933974

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For fiscal year ended September 30, 1997 or
                      ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (no fee required)

For the transition period from __________ to ____________.

Commission File Number:  0-25434
                         -------

                            Brooks Automation, Inc.
                            -----------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        04-3040660
          --------                                        ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

15 Elizabeth Drive, Chelmsford, Massachusetts                01824
---------------------------------------------                -----
  (Address of Principal Executive Offices)                 (Zip Code)

                                 978-262-2566
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                        Rights to Purchase Common Stock

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of December 12, 1997 was $129,494,399 based on the closing price of $12.88 on that date on the Nasdaq Stock Market. As of December 12, 1997, 10,053,913 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated by reference in Part II and Part IV of this Report.

Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS

Brooks Automation, Inc. (the "Company") is a leading worldwide independent developer, manufacturer and supplier of substrate handling robots, modules, software, controls and fully integrated cluster tool handling systems for the semiconductor and flat panel display process equipment industries. The Company's products have evolved from individual robots used to transfer wafers in advanced production equipment to fully integrated handling system solutions that increase the throughput and utilization of semiconductor and flat panel display process equipment. In 1996, the Company acquired Techware Systems Corporation (now Brooks Canada), a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997, the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers.

Products

The Company offers a full complement of semiconductor wafer and flat panel display substrate handling systems. The Company has developed comprehensive product lines that encompass automation modules, complete handling systems and integrated software and controls for its targeted markets. The Company's systems, robots and modules are designed, developed and produced with similar technologies and can use the Company's ClusterLink software. The Company uses the synergies of its complementary products to respond to changing industry demands such as processing 300mm semiconductor wafers and the larger, fourth generation flat panel display substrates. The Company believes that its products offer significant advantages in a number of areas, including those set forth below:

Throughput. The Company's patented LeapFrog robots have been able to achieve significant improvements in throughput compared to other robots. The Company also has been able to increase throughput by developing patented algorithms to calculate efficient trajectories and acceleration and deceleration profiles (time optimal trajectories) for its robot arms while reducing vibrations and maintaining position control of the substrate being transported. The Company has developed system software to improve cluster tool throughput. By combining digital signal processing ("DSP") technology with time optimal trajectory software, the Company believes that it has achieved additional reductions in transfer time.

Reliability. The Company has developed and implemented a rigorous design and test program to enhance and evaluate product reliability. The Company's reliability initiative is guided by the computer-based reliability models developed by SEMATECH and Sandia National Laboratories. The magnetic drive in the Company's latest generation robots transmits force magnetically, without piercing the vacuum barrier, and eliminates the need for moveable vacuum seals. By designing robots with fewer moving parts and eliminating moveable seals, the Company believes that it will be able to increase the reliability of its transfer robots significantly. The Company's goal is to continue to increase mean time between failures.

Accuracy. As wafer and substrate sizes increase and placement accuracy becomes more demanding, it is becoming increasingly important to minimize tracking errors, substrate sliding and arm deflection (the bending or wobbling of the robot arm). The Company's transfer robots contain a closed loop servo control which monitors and maintains placement accuracy in the rotational axis by obtaining constant positioning feedback. Many other transfer robots use an open loop stepper control system which commands a robot to move a specified number of steps with limited or no feedback as to the final position of the robot. These stepper systems can lead to misplacement of the robot arm if the number of steps is miscounted. To further enhance tracking, the Company has incorporated a closed loop feedback system with a proprietary DSP-based controller in its latest generation robots.

Contamination Control. The Company has designed its wafer and flat panel display substrate handling systems and modules to reduce contamination by using several design criteria: limited moving parts within the tool environment and above the wafer or substrate plane; picking and placing with a vertical motion to prevent wafer or substrate sliding on process module surfaces and cassette slots; gentle handling motions which reduce relative wafer or substrate vibration and movement on the transfer robot end effectors; controlled load lock pumping and venting; incorporation of materials that reduce contamination; and assembly, test and packaging in the Company's clean rooms.

The Company currently manufactures products for the semiconductor and flat panel display markets. The following table lists the Company's product offerings within each of the markets it serves:

---------------------------------------------------------------------------------------------
                 Market                                    Product Lines
---------------------------------------------------------------------------------------------
   Semiconductor Vacuum Products        Central Wafer Handling Systems
                                        Transfer Robots
                                        Thermal Conditioning Modules (Cool and Degas)
                                        Cassette Elevator Load Locks
                                        Aligners
                                        Factory Automation Interface Modules
                                        System Software and Controls

---------------------------------------------------------------------------------------------
   Semiconductor Atmospheric and        Central Wafer Handling Systems
     Inert Environment Products         In-line Wafer Handling Systems
                                        Transfer Robots
                                        Robot Traversers
                                        Thermal Conditioning Modules (Cool)
                                        Cassette Elevator Load Locks
                                        Aligners
                                        Factory Automation Interface Modules
                                        System Software and Controls

---------------------------------------------------------------------------------------------
   Flat Panel Display Products          Central Substrate Handling Systems
                                        Transfer Robots
                                        Cassette Elevator Load Locks
                                        Thermal Conditioning Modules (Degas)
                                        System Software and Controls

---------------------------------------------------------------------------------------------



Semiconductor Vacuum Products
Vacuum Central Wafer Handling Systems

The Company's family of Marathon vacuum central wafer handling systems handle wafer sizes of 100mm to 300mm in diameter, are offered with four to eight sides (referred to as ports) and have vacuum ranges of 10/-3/ to 10/-8/ torr (a measure of vacuum pressure). Each port can accommodate process modules meeting SEMI/MESC standards. Using a two load lock configuration, the Company's Marathon 800 eight-sided central wafer handling system can accommodate up to six process modules.

The Company's Marathon systems currently incorporate either the Company's single VacuTran or dual MultiTran frog-arm vacuum transfer robot, one or more of the Company's vacuum cassette elevator (VCE) load locks, the Company's InLigner wafer aligner, and, if required, the Company's InCooler wafer cooling module. The Company has been able to increase the availability of ports for use with process modules by developing a wafer aligner and a cooling module which mount between a vacuum cassette elevator load lock or process module and the central wafer handling chamber. The Company is developing degas modules for its Marathon systems.

The Company has also developed tool control ClusterLink 3 system software to control its vacuum wafer handling systems, graphical user interface and process modules. The software interfaces with process tool controllers and provides environment control, profiled load lock pumping and venting, error recovery diagnostics, safety control and scheduling of wafer transfers. When providing a turn-key solution that includes the Company's system control and scheduling software, the Company is able to provide guarantees relating to throughput and particle contamination.

In 1997, the Company developed a next-generation 200mm wafer handling system, the Marathon Express 800, which features the dual same-side LeapFrog robot and offers improvement to throughput, vacuum performance and serviceability. In anticipation of the emergence of next-generation 300mm wafers, the Company has developed central wafer handling systems (the Marathon 4000 and 6000) and is developing a Marathon Express 8000 eight-sided configuration. These systems have incorporated handling technology developed by the Company for flat panel display substrates, which are generally significantly more demanding to handle than wafers.

Vacuum Transfer Robots

The Company's next-generation vacuum transfer robot, the MagnaTran 7, is a second generation magnetic drive robot which incorporates the Company's patented time optimal trajectory software algorithims to control and monitor its operation. The MagnaTran 7 is smaller and lighter than its predecessor. Building on its experience in developing robot wafer transfer technology, the Company has developed the dual, same-side LeapFrog high-productivity arm configuration. The LeapFrog arm is only available on the MagnaTran 7 robot and is a feature of the Company's Marathon Express central handling systems. These robots are constructed to SEMI/MESC standards and are sold separately for use with other vacuum wafer handling applications. The Company believes that the technical advances implemented to meet the requirements of the flat panel display industry enabled the Company to adopt its MagnaTran robots, with minimal technical modifications, to handle 300mm wafers.

Other Vacuum Wafer Handling and Conditioning Modules

Vacuum Cassette Elevator Load Locks. The Company has developed a family of vacuum cassette elevator load locks to hold and index (raise and lower) cassettes of wafers for cluster tools and other vacuum automated equipment. The Company's VCE 4 200mm cassette load lock features flexible and changeable interfaces, is field upgradable and is available with either a manual or automatic door configuration. The automatic door uses an innovative low particle, low profile drive mechanism, which opens vertically below the cluster platform for SMIF, automated guided vehicle ("AGV") and rail guided vehicle ("RGV") compatibility. The Company has developed the VCE 5 for 300mm wafers with a batch wafer transfer arm and a front opening unified pod ("FOUP") interface. The Company is developing the VCE 7 for 300mm wafers to interface with the Company's Caliber atmospheric, in-line handling system.

Vacuum Aligners. Wafer processing requires precise alignment and, often, orientation of a wafer for processing. The Company's InLigner intermodule wafer aligner provides fast one-step wafer alignment by optically sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position. The InLigner is designed for intermodule mounting between a module, such as the cassette load lock and the central wafer handling chamber, in order to conserve a port of the cluster tool. The Company's InLigner 3 is designed for 300mm wafer alignment. The Company is developing a new family of aligners for 200mm and 300mm wafers, the TopLigners, that mount from the top in the central transport chamber and offer improved serviceability.

Vacuum Cool Modules. The Company's InCooler intermodule cool station cools wafers after hot processing to a temperature that allows placement into a plastic wafer cassette. This module is also designed for intermodule mounting. The Company's InCooler 3 is designed for 300mm wafer applications. The Company is developing a family of new cooling modules for 200mm and 300mm wafers, the TopCoolers, that mount from the top in the central transport chamber and offer improved serviceability.

Vacuum Degas Modules. The Company is developing degas modules to remove water from the surface of the wafer. The Company is developing a stand alone 200mm and a top mount 300mm module that offer improved serviceability.

Semiconductor Atmospheric and Inert Environment Products

Building upon its vacuum wafer handling systems, the Company is pursuing the development of a broad line of products for atmospheric applications. Atmospheric wafer handling systems may be segregated into two subcategories: the traditional ambient atmospheric wafer handling systems and "inert" (principally nitrogen) environment wafer handling systems. The traditional atmospheric wafer handling systems include fully integrated automated wafer handling platforms for open, ambient air in-line wafer handling platforms. The inert environment wafer handling systems include fully integrated, automated wafer handling platforms for at or above atmospheric pressure cluster tools.

Atmospheric Wafer Handling Systems

The Company's Caliber atmospheric, in-line wafer handling systems handle wafer sizes from 150mm to 300mm in diameter and are offered with two to four cassette staging locations and may be operated in Class 1 clean room environments. These configurations have been developed to meet broad market requirements. The Caliber 200 and 400 are used for 200mm wafer open cassettes and the Caliber 400 S is being developed for use with 200mm SMIF applications. The Company is developing the Caliber 2000 in-line wafer handling system to handle 300mm wafers in open cassette or FOUP applications.

The Company's Caliber systems incorporate the Company's single scara-arm AcuTran atmospheric transfer robot, the Company's AcuTrav robot traverser, two or more of the Company's cassette staging locations, and, if required, the Company's AcuLigner wafer aligner. The Company's Caliber systems also incorporate a system controller to control all wafer handling functions and to interface to the process tool's primary controller.

Atmospheric Transfer Robots

Building on its experience in developing transfer robots and employing its magnetic direct drive technology, the Company has developed the AcuTran 3, its next-generation atmospheric transfer robot, to handle up to 300mm wafers. These robots are a standard feature of the Company's Caliber in-line wafer handling systems, are constructed to SEMI standards and are sold separately for use with other atmospheric wafer handling applications. The Company's robots incorporate DSP technology and patented time optimal trajectory software to control and monitor their operation.

Other Atmospheric Wafer Handling Modules

Atmospheric Robot Traverser. The Company's AcuTrav provides high speed horizontal motion permitting the AcuTran 3 robot to access multiple process tool load ports and cassette staging locations. The AcuTrav uses direct drive mechanism which allows high speed motions comparable to the Company's robot family.

Atmospheric Aligners. The Company's AcuLigner 3 wafer aligner is being designed for fast one-step 150mm to 300mm wafer alignment by optically sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position.

Inert Environment Wafer Handling Systems

In 1997, the Company introduced a new central wafer handling system to address market needs for reduced water vapor environment central handling systems for high temperature wafer processing (e.g. rapid thermal processing and epitaxial deposition).

Building upon its expertise in vacuum central wafer handling systems and modules, the Company developed the Atmospheric Express 600 "inert" environment wafer handling system for 150mm to 200mm wafers. This inert environment central wafer handling system transfers wafers at or above atmospheric pressure in a principally nitrogen environment. The Atmospheric Express incorporate robots and modules from the Company's vacuum wafer handling product line. The Company is developing the Atmospheric Express 6000 to handle up to 300mm wafers.

Flat Panel Display Products

In 1994, the Company introduced a family of vacuum central substrate handling systems and modules for the flat panel display deposition and etch process equipment markets, shipping its first Hercules central substrate handling system for a flat panel display vacuum cluster tool in July 1994. The Hercules systems can handle flat panel display substrates from 350mm x 460mm to 600mm x 720mm in size. The Company is developing a next generation flat panel display platform, for substrates up to approximately 1 meter x 1 meter.

The Hercules system includes the Company's MagnaTran 60 magnetically driven frog-arm vacuum transfer robot with two or three axes of motion and single or dual arm options, a single substrate load lock, or a 20 to 30 substrate cassette elevator load lock (VCE 40), and a seven substrate batch degas module.

The Company is developing a next generation magnetic drive robot, the MagnaTran 70, for the flat panel display market. The MagnaTran 70 robot series is expected to be smaller and lighter and to feature an optional extended vertical axis for deployment in the Company's next generation platforms.

Customers

The Company's customers are primarily semiconductor wafer and flat panel display substrate OEMs and semiconductor manufacturers who are retrofitting the vacuum automation of their process equipment or developing advanced process equipment for internal use. The Company's current customers are primarily located in the United States, Japan, South Korea and Europe. The Company intends to market its developing family of atmospheric central wafer handling equipment to its existing customers in the vacuum and flat panel display markets and other potential customers.

In fiscal 1997, 1996 and 1995, Lam Research Corporation ("Lam") accounted for 21% of the Company's revenues, and sales to the Company's top ten customers accounted for approximately 71%, 69% and 75% of revenues, respectively. A reduction or delay in orders from Lam or other significant customers could have a material adverse effect on the Company's results of operations. See "Factors That May Affect Future Results--Customer Concentration" in Management's Discussion and Analysis on Financial Conditions and Results of Operations for further discussion.


Marketing, Sales and Customer Support

The Company markets and sells its wafer and substrate handling systems and modules in the United States, Japan, South Korea, Taiwan and Europe through its direct sales and marketing organization. As of September 30, 1997, 45 persons were engaged in sales and marketing activities worldwide. The selling process for the Company's products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different organization levels to provide planning and product customization and to assure open communication and support.

The Company's marketing activities also include participation in trade shows, publication of articles in trade journals, participation in industry forums and distribution of sales literature. To enhance this communication and support, particularly with its international customers, the Company maintains technology centers in California, British Columbia, South Korea and Japan. These facilities, together with the Company's headquarters, maintain demonstration equipment for customers to evaluate. Customers are also encouraged to discuss the features and applications of the Company's demonstration equipment with the Company's engineers located at these facilities. The Company also maintains regional sales and service personnel in Taiwan, the United Kingdom, Phoenix, Arizona and Austin, Texas. The Company has recently experienced significant growth in foreign revenues. In fiscal 1997, 1996 and 1995, foreign revenues accounted for 38%, 20% and 12%, respectively, of the Company's revenues. The Company expects foreign revenues to continue to represent a significant percentage of total revenues in the foreseeable future. However, there can be no assurance that geographical growth rates, if any, in the foreseeable future, particularly in Japan and South Korea which are suffering regional economic downturns, will be comparable to those achieved in fiscal 1997. See "Factors That May Affect Future Results--Risks of International Sales and Operations" in Management's Discussion and Analysis on Financial Conditions and Results of Operations and Note 10 to the Company's Consolidated Financial Statements for further discussion.

In 1997, the Company developed a new sales and marketing tool, a process tool throughput simulator, to enable the evaluation of various wafer handling system configurations to identify the preferred tool configuration for a specific application. This tool simulates the movement of wafers with execution times, scheduling algorithms, and flow sequences similar to those of actual process tools and outputs this information visually. This tool is capable of comparing multiple tool configurations simultaneously for preferred fit comparison.

The Company provides support to its customers with (i) telephone technical support access 24-hours a day, 365 days a year, (ii) direct training programs and (iii) operating manuals and other technical support information for the Company's products. The Company maintains spare parts inventories all locations to enable its personnel to serve the Company's customers and repair their products more efficiently.


Competition

The semiconductor and flat panel display process equipment manufacturing industries are highly competitive and characterized by continual change and improvement in technology. Although other independent companies sell vacuum and atmospheric wafer and flat panel display substrate handling automation systems and vacuum transfer robots to OEMs, the Company believes that its primary competition is from the larger, integrated semiconductor and flat panel display OEMs that satisfy their substrate handling needs in-house rather than by purchasing handling systems or modules from an independent source such as the Company. Such OEMs comprise the majority of the Company's current and potential customers. Applied Materials Inc. ("Applied Materials"), the leading process equipment OEM, develops and manufactures its own central wafer handling systems and modules. The Company believes that most vacuum central wafer handling systems and modules are manufactured in-house by OEMs. Many of the companies in these industries have significantly greater research and development, clean room manufacturing, marketing and financial resources than the Company.

Many OEMs have substantial resources and expertise in substrate handling and automation in vacuum and atmospheric environments and will only purchase the Company's products if the Company can demonstrate improved product performance as measured by throughput, reliability, contamination control and accuracy, at an acceptable price. The Company believes that it competes favorably with OEMs and other independent suppliers with respect to all of these factors. However, there can be no assurance that the Company will be successful in selling its products to OEMs that currently satisfy their wafer and flat panel handling needs in-house or from other independent suppliers, regardless of the performance or the price of the Company's products.

The Company's sale of its products for the flat panel display process equipment market is heavily dependent upon its penetration of the Japanese market. The Company is also seeking to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, the Company may be at a competitive disadvantage to Japanese suppliers. See "Factors That May Affect Future Results--Risks of International Sales and Operations" in Management's Discussion and Analysis on Financial Conditions and Results of Operations for further discussion.


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

The Company's current research and development efforts include the continued development and enhancement of the Company's semiconductor and flat panel display products, including 300mm Marathon Express vacuum central wafer handling systems and modules, fourth generation flat panel display substrate handling systems and modules, control and scheduling software, and atmospheric handling systems and modules. There can be no assurance that the Company will be able to develop new products effectively, to enhance its existing products, or to respond effectively to technological changes or new industry standards or developments on a timely basis, if at all. In fiscal 1997, 1996 and 1995, the Company's research and product development expenses were $14.2 million, $12.4 million and $6.8 million, respectively, representing 16.5%, 13.7% and 13.4% of the Company's revenues, respectively. See "Factors That May Affect Future Results--New Products and Rapid Technological Change" in Management's Discussion and Analysis on Financial Conditions and Results of Operations for further discussion.


Manufacturing

The Company's manufacturing operations consist primarily of product assembly, integration, and testing. The Company has adopted stringent quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of its products. The Company received ISO 9001 certification in February 1996.

The Company employs a just-in-time manufacturing strategy. The Company believes that this strategy, coupled with the outsourcing of noncritical subassemblies, reduces fixed operating costs, improves working capital efficiency, reduces manufacturing cycle times and improves flexibility to rapidly adjust its production capacities. While the Company often uses single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, the Company believes that these parts and materials are readily available from other supply sources.


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

The Company had obtained 20 United States patents and had 30 United States patent applications pending on its behalf. In addition, the Company had obtained 10 foreign patents and had 43 foreign patent applications pending on its behalf. The Company's United States patents expire at various times from 1999 to 2017.

There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

Others may have filed and in the future may file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

The Company also relies upon trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its confidential and proprietary information. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. The Company had received notice from General Signal Corporation ("General Signal") alleging infringements of General Signal's patent rights, relating to cluster tool architecture, by certain of the Company's products. The notification advised the Company that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, Inc. ("Applied Materials"), and that, at the conclusion of that litigation, General Signal intended to enforce its rights against the Company and others. According to a recent press release issued by Applied Materials, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to the Company. Applied Materials has not contacted the Company regarding these newly-acquired patents.

In 1992, at the time that General Signal first raised patent claims in the cluster tool area, the Company joined with six major semiconductor process tool equipment manufacturers in forming an "Ad Hoc Committee for the Defense against General Signal Cluster Tool Patents." At that time, the members of the Ad Hoc Committee notified General Signal that the member companies were of the opinion that the General Signal patents were invalid based on (i) prior art, (ii) inequitable conduct before the Patent & Trademark Office and (iii) estoppel as a result of General Signal's activities in establishing standards for cluster tools and interfaces within the semiconductor industry. The Company believes that the position taken by the Ad Hoc Committee remains valid. However, if the holder of these patents were to seek to enforce these patents against the Company, there can be no assurance that the Company would prevail in such litigation.

The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Any patent litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's intellectual property rights it may seek to enter into a royalty or licensing arrangement. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially and adversely affect the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results--Intellectual Property Risks" in Management's Discussion and Analysis on Financial Conditions and Results of Operations for further discussion.


Backlog

Backlog for the Company's products as of September 30, 1997 and 1996 totaled $43.8 million and $35.6 million, respectively. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period.


Employees

As of September 30, 1997, the Company had approximately 518 employees. Of these, 161 were involved in engineering, 45 in sales and marketing, 265 in global customer support and manufacturing operations and 47 in general and administrative. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company are covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.


ITEM 2.  PROPERTIES

The Company has a seven year lease, beginning May 1995, for its headquarters and manufacturing facility. The facility has two stories with approximately 130,000 square feet of space located in Chelmsford, Massachusetts. The lease provides for the Company to move into all the space over a three year period ending May 1998 with the Company occupying a minimum of approximately 83,000 square feet in the first year, 93,000 square feet in the second year, 108,000 square feet in the third year and the entire space thereafter.

The Company also maintains sales and service offices in Santa Clara, California, Tokyo, Japan, Seoul, South Korea and Kingston, England. In August 1996, the Company entered into a six year lease for a new facility for Brooks Canada. The new facility is a shared, three story building with approximately 41,000 square feet of space and is located in Richmond, British Columbia.

The Company believes that these facilities are adequate for its current needs and that it can obtain additional space at commercially reasonable rates when and as required.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. See "Patents and Proprietary Rights in Business" for a description of certain potential patent disputes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market for the Company's common stock and related stockholder matters, which appear in the Brooks Automation, Inc. Annual Report to Stockholders, are hereby incorporated by reference in this Form 10-K Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the five years ended September 30, 1997, which appear in the Brooks Automation, Inc. Annual Report to Stockholders, are hereby incorporated by reference in this Form 10-K Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Conditions and Results of Operations, which appears in the Brooks Automation, Inc. Annual Report to Stockholders is hereby incorporated by reference in this Form 10-K Annual Report.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Price Waterhouse LLP dated November 12, 1997, appearing in the Brooks Automation, Inc. Annual Report to Stockholders are hereby incorporated by reference in this Form 10-K Annual Report.

                                    PART III

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

                                     PART IV

ITEM 14.  EXHIBITS

                                                                                                        Page in
                                                                                                     Annual Report*
                                                                                                     --------------
(a)   The following documents are filed as part of this report:
      (1) Financial Statements:
          Consolidated Balance Sheet at September 30, 1997 and 1996........................................26*
         Consolidated Statement of Income for the
           three years ended September 30, 1997............................................................27*
         Consolidated Statement of Changes in Stockholders'
           Equity for the three years ended September 30, 1997.............................................28*
         Consolidated Statement of Cash Flows for the
           three years ended September 30, 1997............................................................29*
         Notes to Consolidated Financial Statements.....................................................30-41*
         Report of Independent Accountants.................................................................42*

      (2) Financial Statement Schedules:
         Report of Independent Accountants on Financial
           Statement Schedule..............................................................................13
         For the three years ended September 30, 1997 --
         II.   Valuation and Qualifying Accounts...........................................................14

Other schedules for the year ended September 30, 1997 are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

* Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders.

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
of Brooks Automation, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 12, 1997 appearing on page 42 of the 1997 Annual Report to Stockholders of Brooks Automation, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Boston, Massachusetts
November 12, 1997

                            BROOKS AUTOMATION, INC.
         Schedule II - Valuation and Qualifying Accounts and Reserves
                                (in thousands)

                                                                                Additions
                                                        Balance at      Charged to     Charged to     Deductions       Balance
                                                        beginning       costs and      other          and              at end
Description                        Year ended           of period       expenses       accounts       write-offs       of period
-------------------------------    ------------------   ---------       --------       --------       ----------       ---------
Allowance for doubtful accounts    September 30, 1997    $   100         $   162        $    -         $  (102)         $   160
                                   September 30, 1996         80              20             -               -              100
                                   September 30, 1995         80               -             -               -               80

(a)3.  EXHIBITS
---------------

           Exhibit No.                                                                              Reference
           -----------                                                                              ---------
           2.01               Merger Agreement relating to the reincorporation of the                  A**
                              Registrant in Delaware

           3.01               Certificate of Incorporation of the Registrant                           A**

           3.02               Bylaws of the Registrant                                                 A**

           3.03               Certificate of Designation of Series A Junior Participating              H**
                              Preferred Stock

           4.01               Specimen Certificate for shares of the Registrant's Common               A**
                              Stock

           4.02               Description of Capital Stock (contained in the Certificate               A**
                              of Incorporation of the Registrant, filed as Exhibit 3.01)

           4.03               Rights Agreement dated July 23, 1997                                     I**

           10.01              Agreement between the Registrant and Robert J. Therrien                  A**

           10.02              Employment Agreement between the Registrant and Robert J.                A**
                              Therrien dated as of October 1, 1994*

           10.03              Employment Agreement between the Registrant and Stanley D.               A**
                              Piekos*

           10.04              intentionally omitted

           10.05              intentionally omitted

           10.06              Form of Indemnification Agreement for directors and officers             A**
                              of the Registrant

           10.07              Form of Selling Stockholder's Agreement                                  B**

           10.08              Lam Promissory Note                                                      A**

           10.09              Lam Security Agreement                                                   A**

           10.10              Lam Production and Terms of Purchase Agreement                           A**

           10.11              Lam Term Sheet                                                           A**

           10.12              Revolving Credit and Security Agreement with US Trust                    A**

           10.13              Loan and Security Agreement with the Massachusetts Business              A**
                              Development Corporation

           10.14              Guarantee of Robert J. Therrien of Revolving Credit                      A**
                              Agreement with US Trust and Release

           10.15              Guarantee of Jeffrey Hohl of Revolving Credit Agreement with             A**
                              US Trust and Release

           10.16              Guarantee of Robert J. Therrien of Loan Agreement with                   A**
                              Massachusetts Business Development Corporation

           10.17              Guarantee of Norman B. Brooks of Revolving Credit Agreement              A**
                              with US Trust and Release

           10.18              Lease Extension Agreement                                                C**

           10.19              Headquarters Lease                                                       B**

           10.20              Loan Agreement between Brooks Automation, Inc. and U.S.                  D**
                              Trust dated June 25, 1996

           10.21              intentionally omitted

           10.22              Loan Agreement First Amendment Dated April 30, 1997                      F**

           10.23              Revolving Loan Note First Amendment dated April 30, 1997                 F**

           10.24              Participation Agreement dated April 30, 1997                             F**

           10.25              Loan Agreement Second Amendment dated June 30, 1997                      G**

           10.26              Loan Agreement First Amendment dated June 3, 1997                        G**

           10.27              Amendment to Master Short Term Foreign Currency Borrowing          Filed herewith
                              Agreement with Core States Bank dated June 3, 1997

           11.01              Statement re:  Computation of Per Share Earnings                   Filed herewith

           13.01              Portions of Brooks Automation, Inc. Annual Report to               Filed herewith
                              Stockholders

           21.01              Subsidiaries of the Registrant                                     Filed herewith

           23.01              Consent of Price Waterhouse LLP                                    Filed herewith

           27.01              Financial Data Schedule                                            Filed herewith

           99.01              1993 Nonemployee Director Stock Option Plan                              J** *

           99.02              1992 Combination Stock Option Plan                                       K** *

           99.30              1995 Employee Stock Purchase Plan                                        E**

         --------------------

A Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-87296). The number set forth herein is the number of the Exhibit in said registration statement.

B Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-93102). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

C Incorporated by referenced to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1995. The number assigned to the Exhibit above is the same as the number assigned to the Exhibit in said quarterly report.

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

F Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1996. The number assigned to the Exhibit above is the same as the number assigned to the
         Exhibit in said quarterly report.

G Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997. The number assigned to the Exhibit above is the same as the number assigned to the Exhibit in said quarterly report.

H Incorporated by reference to the Company's registration statement on Form S-3 (No. 333-34487). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

I Incorporated by reference to the Company's current report on Form 8-K filed on August 7, 1997

J Incorporated by reference to the Company's registration statement on Form S-8 (No. 333-22717). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

K Incorporated by reference to the Company's registration statement on Form S-8 (No. 333-07313). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

*        Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.


(b)     REPORTS ON FORM 8-K
---------------------------

The Company filed a Current Report on Form 8-K on August 7, 1997 relating to a Shareholders' Rights Agreement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROOKS AUTOMATION, INC.


Date:  December 18, 1997                    By:   /s/ Robert J. Therrien
                                               ---------------------------------
                                                  Robert J. Therrien, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURE                                  TITLE                               DATE
            ---------                                  -----                               -----
/s/  Robert J. Therrien                      Director and President (Principal    December 18, 1997
--------------------------------------       Executive Officer)
     Robert J. Therrien


/s/  Stanley D. Piekos                       Chief Financial Officer (Principal   December 18, 1997
--------------------------------------       Financial and Accounting Officer)
     Stanley D. Piekos


/s/  Deborah D. Fox                          Controller (Principal Accounting     December 18, 1997
--------------------------------------       Officer)
     Deborah D. Fox


/s/  Norman B. Brooks                        Director                             December 18, 1997
--------------------------------------
     Norman B. Brooks


/s/  Roger D. Emerick                        Director                             December 18, 1997
--------------------------------------
     Robert D. Emerick


/s/  Amin J. Khoury                          Director                             December 18, 1997
--------------------------------------
     Amin J. Khoury

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROOKS AUTOMATION, INC.


Date:  December 18, 1997                    By:
                                               ---------------------------------
                                                 Robert J. Therrien, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 SIGNATURE                                  TITLE                               DATE
                 ---------                                  -----                               ----
---------------------------------------      Director and President (Principal    December 18, 1997
            Robert J. Therrien               Executive Officer)


---------------------------------------      Chief Financial Officer (Principal   December 18, 1997
             Stanley D. Piekos               Financial and Accounting Officer)


---------------------------------------      Controller (Principal Accounting     December 18, 1997
              Deborah D. Fox                 Officer)


---------------------------------------      Director                             December 18, 1997
             Roger D. Emerick


---------------------------------------      Director                             December 18, 1997
                Amin Khoury


---------------------------------------      Director                             December 18, 1997
             Norman B. Brooks