Form 10-Q
period 1997-12-31
BROOKS AUTOMATION INC
filed 1998-02-17
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
For the quarterly period ended:   December 31, 1997

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

                                     01824
                                  (Zip Code)

       Registrant's telephone number, including area code: (978) 262-2566

                 ---------------------------------------------

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

         As of February 10, 1998, there were outstanding 10,107,471 shares of the Company's Common Stock, $.01 par value.

         This report, including all exhibits and attachments, contains 18 pages.

                             BROOKS AUTOMATION, INC.

                                      INDEX


                                                                         Page
PART 1      FINANCIAL INFORMATION                                       Number
------      ---------------------                                       ------

Item 1        Financial Statements:

              Consolidated Balance Sheet...............................    3

              Consolidated Statement of Operations.....................    4

              Consolidated Statement of Cash Flows.....................    5

              Notes to Consolidated Financial Statements...............    6-7

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    8-15

PART II       OTHER INFORMATION
-------       -----------------

Item 5        Other Information........................................    16

Item 6        Exhibits and Reports on Form 8-K.........................    16

Signatures    .........................................................    17

                            BRROKS AUTOMATION, INC.
                          CONSOLIDATION BALANCE SHEET
                   (in thousands, except share-related date)
                                  (unaudited)

                                                                               December 31,         September 30,
                                                                                   1997                 1997
Assets
Current assets:
   Cash and cash equivalents                                                        $ 69,155             $ 71,753
   Accounts receivable, net of allowance for doubtful accounts of $266 and
          $160, respectively, and including related party receivables of $4,980
          and $5,204, respectively                                                    26,874               28,408
   Inventories                                                                        26,014               23,253
   Prepaid expenses and other current assets                                           2,504                1,980
   Deferred income taxes                                                               1,710                1,710
                                                                               --------------       --------------
      Total current assets                                                           126,257              127,104

Fixed assets, net                                                                     19,114               19,054
Other assets                                                                           3,189                3,572
                                                                               --------------       --------------
      Total assets                                                                 $ 148,560            $ 149,730
                                                                               --------------       --------------


Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and capital lease obligations                     $ 255                $ 399
   Accounts payable                                                                    9,186                9,125
   Accrued compensation and benefits                                                   1,886                2,719
   Accrued expenses and other current liabilities                                      2,636                2,193
                                                                               --------------       --------------
      Total current liabilities                                                       13,963               14,436

Long-term debt and capital lease obligations                                              66                  190
Deferred income taxes                                                                    905                  905
                                                                               --------------       --------------
      Total liabilities                                                               14,934               15,531
                                                                               --------------       --------------

Commitments and contingency                                                                -                    -

Stockholders' equity:
   Preferred stock, $.01 par value;  1,000,000 shares authorized;  none
      issued and outstanding                                                               -                    -
   Common stock, $.01 par value;  21,500,000 shares authorized;
      10,073,221 and 10,052,663 shares issued and outstanding, respectively              101                  101
   Additional paid-in capital                                                        117,432              117,139
   Cumulative translation adjustment                                                    (658)                   5
   Deferred compensation                                                                (389)                (416)
   Retained earnings                                                                  17,140               17,370
                                                                               --------------       --------------
      Total stockholders' equity                                                     133,626              134,199
                                                                               --------------       --------------
      Total liabilities and stockholders' equity                                   $ 148,560            $ 149,730
                                                                               --------------       --------------

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                Three months ended
                                                                                   December 31,
                                                                               1997             1996

Revenues, including related party revenues of $4,745
   and $3,382, respectively                                                   $ 24,630         $ 16,111
Cost of revenues                                                                16,609           10,631
                                                                            -----------      -----------
Gross profit                                                                     8,021            5,480
                                                                            -----------      -----------
Operating expenses:
   Research and development                                                      5,113            2,810
   Selling, general and administrative                                           4,047            2,554
                                                                            -----------      -----------
     Total operating expenses                                                    9,160            5,364
                                                                            -----------      -----------
Income (loss) from operations                                                   (1,139)             116
Interest expense                                                                   140               71
Interest income                                                                    939               16
                                                                            -----------      -----------
Income (loss) before income taxes                                                 (340)              61
Income tax provision (benefit)                                                    (110)              21
                                                                            -----------      -----------
Net income (loss)                                                             $   (230)        $     40
                                                                            -----------      -----------

Net income (loss) per share - Basic                                           $   (0.02)       $      -
                                                                            -----------      -----------

Net income (loss) per share - Diluted                                         $   (0.02)       $      -
                                                                            -----------      -----------

Weighted average number of common shares outstanding                            10,053            7,578
                                                                            -----------      -----------

Weighted average number of common and dilutive potential
   common shares outstanding                                                    10,053            8,425
                                                                            -----------      -----------

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                               Three months ended
                                                                                  December 31,
                                                                              1997             1996
                                                                          -------------     ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net income (loss)                                                          $      (230)      $       40
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
      Depreciation and amortization                                              1,619              892
      Amortization of deferred financing fee                                       115               18
      Compensation expense related to common stock options                          26                8
      Changes in operating assets and liabilities:
         Accounts receivable                                                     1,459              682
         Inventories                                                            (2,940)             808
         Prepaid expenses and other current assets                                (447)            (190)
         Accounts payable                                                           70           (1,701)
         Accrued compensation and benefits                                        (777)            (446)
         Accrued expenses and other current liabilities                            303             (187)
                                                                          -------------     ------------
            Net cash used in operating activities                                 (802)             (76)
                                                                          -------------     ------------

Cash flows from investing activities
Purchases of fixed assets                                                       (1,178)          (1,713)
Increase in other assets                                                          (418)            (814)
                                                                          -------------     ------------
            Net cash used in investing activities                               (1,596)          (2,527)
                                                                          -------------     ------------

Cash flows from financing activities
Net borrowings under line of credit                                                  -            1,507
Principal payments on long-term debt and capital lease obligations                (262)            (109)
Proceeds from issuance of common stock                                             292               38
                                                                          -------------     ------------
            Net cash provided by financing activities                               30            1,436
                                                                          -------------     ------------

Effects of exchange rate changes on cash and cash equivalents                     (230)               2
                                                                          -------------     ------------

Net decrease in cash and cash equivalents                                       (2,598)          (1,165)

Cash and cash equivalents, beginning of period                                  71,753            2,102
                                                                          -------------     ------------

Cash and cash equivalents, end of period                                    $    69,155       $      937
                                                                          -------------     ------------

                             BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

      The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.


2.    Inventories
      -----------

      Inventories consist of the following:        December 31,    September 30,
      (in thousands)                                   1997             1997
                                                       ----             ----

      Raw materials and purchased parts              $17,245          $14,750
      Work-in-process                                  6,836            7,745
      Finished goods                                   1,933              758
                                                     -------          -------
                                                     $26,014          $23,253


3.    Net Income (Loss) Per Share
      ---------------------------

      On October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of earnings per share as prescribed in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB15) with a presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share computation is similar to primary diluted earnings per share pursuant to APB15. The Company has restated all prior period earnings per share amounts in accordance with the requirements of SFAS128.


4.    Significant Customer and Related Party Information
      --------------------------------------------------

      During the three months ended December 31, 1997 and 1996, the Company had revenues from related parties representing 19% and 21% of revenues, respectively. At December 31, 1997 and September 30, 1997, related party accounts receivable accounted for 19% and 18% of total accounts receivable, respectively. During the three months ended December 31, 1997, the Company had revenues from one customer (not a related party) representing 11% of revenue. During the three months ended December 31, 1996, the Company had revenues from another customer (not a related party) representing 15% of revenue.

                        BROOKS AUTOMATION, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

5.    Contingency
      -----------

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. The Company has received notice from a third party alleging infringements of such party's patent rights, relating to cluster tool architecture, by certain of the Company's products. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe that it is probable that future events related to this threatened matter will have an adverse effect on the Company's business. The Company is currently unable to reasonably estimate any possible loss related to this matter.

                             BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Certain statements in this quarterly report constitute "forward-looking statements" which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the factors that may affect future results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.


OVERVIEW

The predecessor of Brooks Automation, Inc. (the "Company") was organized in February 1989 and acquired the semiconductor wafer handling business of the Brooks Automation Division of Aeronca Electronics, Inc., a subsidiary of Fleet Aerospace Corporation, in March 1989. The Company and its predecessors have been in the semiconductor wafer handling business since 1978.

Since the acquisition in 1989, the Company has invested over $50.0 million in research and development focused primarily on vacuum transfer robots and other vacuum automation modules and systems. In 1992, the Company introduced the family of vacuum central wafer handling systems and modules that forms the foundation of the Company's current business. In 1994, the Company introduced a similar family of systems and modules for flat panel display substrates, including a next-generation magnetically driven vacuum transfer robot. In 1996, the Company acquired Techware Systems Corporation (now Brooks Automation Software), a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997, the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers.

Many of the Company's customers purchase the Company's vacuum transfer robots and other modules before purchasing the Company's vacuum central wafer handling systems. The Company believes that once a customer has selected the Company's products for a process tool, the customer is likely to rely on those products for the life of that process tool model, which can be in excess of five years.

The Company records revenue from product sales upon shipment to the customer provided that no significant Company obligations remain and collection of the related receivable is deemed probable by management. When insignificant Company obligations remain after shipment of the product, the Company accrues for the estimated cost of such obligation upon shipment. Additionally, the Company accrues for any estimated warranty costs upon shipment.

Most of the Company's revenues have been generated by sales to customers in the United States, although the Company believes that a significant portion of these customers incorporate the Company's products into equipment sold to their foreign customers. The Company's foreign sales have occurred principally in Japan, South Korea and Europe.

The Company's foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company's international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity. To the extent that the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risk of currency fluctuation.

                             BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The Company's business is highly dependent upon the capital expenditures of semiconductor and flat panel display manufacturers which historically have been cyclical, and the Company's ability to develop, manufacture and sell new products and product enhancements. The Company's results will also be affected, especially when measured on a quarterly basis, by the volume, composition and timing of orders, conditions in industries served by the Company, competition and general economic conditions.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues

                                                   Three months ended
                                                      December 31,
                                                  1997              1996
                                               ----------       ----------

Revenues                                          100.0  %          100.0 %
Cost of revenues                                   67.4              66.0
                                               ----------       ----------
Gross profit                                       32.6              34.0
Operating expenses:
  Research and development                         20.8              17.4
  Selling, general and administrative              16.4              15.9
                                               ----------       ----------
Income (loss) from operations                      (4.6)              0.7
Interest expense                                    0.6               0.4
Interest income                                     3.8               0.1
                                               ----------       ----------
Income (loss) before income taxes                  (1.4)              0.4
Income tax provision (benefit)                     (0.5)              0.2
                                               ----------       ----------
Net income (loss)                                  (0.9) %            0.2 %
                                               ----------       ----------


The net loss for the three months ended December 31, 1997 is attributed to lower than anticipated revenues stemming from shipment delays to Asian customers resulting from the current economic conditions in that region and Company delays in new product shipments to other customers. In addition, earnings during the period were adversely impacted by higher than anticipated research and development expense for new atmospheric product development and to support the transition to next generation vacuum wafer handling products.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996


Revenues
Revenues for the three months ended December 31, 1997 increased 52.9% to $24.6 million compared with revenues of $16.1 million in the comparable prior fiscal period. Revenues from 200 mm vacuum central wafer handling systems and components increased 78.9% or $7.1 million as compared with the comparable prior fiscal period due primarily to increased shipments resulting from improved market demand for semiconductor fabrication equipment. The remainder of the increase is attributed to growth in control software and service revenues, offset by decreased revenues from shipments of 300 mm and flat panel display products as compared with the prior fiscal period.

Foreign revenues for the three months ended December 31, 1997 increased 34.4% to $8.7 million (35.5% of revenues), including $4.7 million and $2.8 million, respectively, of direct sales to customers in Japan and Europe, compared with foreign revenues of $6.5 million (40.3% of revenues), including $3.6 million and $1.2 million, respectively, of direct sales to customers in Japan and Europe in the comparable prior fiscal period. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 1998. However, there can be no assurance that the geographical growth rates, if any, in the foreseeable future, particularly in Asia which is suffering regional economic downturns, will be comparable to those achieved in the three months ended December 31, 1997.

                             BROOKS AUTOMATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Gross Profit
Gross profit as a percentage of revenues decreased to 32.6% in the three months ended December 31, 1997 compared with 34.0% for the comparable prior fiscal period. The decrease in the gross profit percentage is primarily attributable to underutilization of manufacturing capacity due to the delay of certain new product shipments and pricing pressure from our volume production customers, partially offset by the sales mix of higher gross margin 200mm products.

Global support costs, including primarily personnel costs and travel expenses, were $1.5 million for the three months ended December 31, 1997 consistent with the comparable prior fiscal period, while decreasing as a percentage of revenues to 6.1% for the three months ended December 31, 1997 as compared with 9.4% of revenues for the comparable prior fiscal period. The decrease in global support costs as a percentage of revenues reflects the leveraging of our investment in the Company's global support infrastructure coupled with increased revenues as compared with the comparable prior fiscal period. In future periods, gross profit may be adversely affected by changes in the mix of products sold, continued pricing pressure or increases in the cost of goods and global support.

Research and Development
Research and development expenses increased 82.0% to $5.1 million (20.8% of revenues) for the three months ended December 31, 1997 from $2.8 million (17.4% of revenues) in the comparable prior fiscal period. The increase in research and development expenses primarily resulted from incremental spending associated with the launch of new atmospheric products and the transition to next generation vacuum wafer handling products.

Selling, General and Administrative
Selling, general and administrative expenses increased 58.5% to $4.0 million (16.4% of revenues) for the three months ended December 31, 1997 from $2.6 million (15.9% of revenues) in the comparable prior fiscal period. The increase in selling, general and administrative expenses is due primarily to the worldwide expansion of the Company's sales and administrative organizations to support expected growth.

Interest Expense and Income
Interest expense for the three months ended December 31, 1997, before amortization of $115,000 of deferred financing costs, decreased to $25,000 (0.1% of revenues) from $71,000 (0.4% of revenues) in the comparable prior fiscal period. The decrease in interest expense is due primarily to the repayment of short-term borrowings under revolving credit facilities in September 1997. There were no borrowings outstanding under these credit facilities at December 31, 1997. The amortization of deferred financing costs included in interest expense in the current quarter resulted from the repayment of the related note payable in December 1997. Interest income increased to $939,000 (3.8% of revenues) for the three months ended December 31, 1997 from $16,000 (0.1% of revenues) in the comparable prior fiscal period. The increase in interest income is due to higher cash and investment balances during the current quarter, resulting from the Company's $80.8 million public stock offering in September 1997.

Income Tax Provision (Benefit)
During the three months ended December 31, 1997, the Company recorded a net tax benefit of $110,000 primarily due to the tax benefit of domestic operating loss and tax credit carrybacks, and research and development tax credit carryforwards.

                            BROOKS AUTOMATION, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had working capital of $112.3 million, including $69.2 million of cash and cash equivalents, compared with working capital of $112.7 million, including $71.8 million of cash and cash equivalents, as of September 30, 1997. During the three months ended December 31, 1997, the Company used cash of $802,000 in operating activities, primarily to finance increased inventory levels. Inventories increased during the three months ended December 31, 1997 primarily due to the Company's delay of certain new product shipments and shipments destined for Asia pending resolution of credit arrangements. Decreased levels of accounts receivable generated cash of $1.5 million, which was offset by an overall increase in inventories of $2.9 million. Investing activities during the three months ended December 31, 1997 consisted primarily of capital spending for computer hardware and software. The Company anticipates that it will continue to make capital expenditures to support its business as the Company expands its product offerings. The Company is currently expanding the manufacturing capacity in its Chelmsford, Massachusetts facility, and anticipates capital spending in fiscal 1998 of at least $1.5 million in connection with this project.

Financing activities during the three months ended December 31, 1997 consisted primarily of the issuance of common stock under the employee stock purchase plan and the repayment of a note payable.

The Company is currently negotiating the annual renewal of its $22.0 million unsecured revolving line of credit and a $6.0 million unsecured foreign currency line of credit, both of which expired December 31, 1997. There were no borrowings outstanding under these credit facilities at December 31, 1997.

The Company has received notice from a third-party alleging infringements of such party's patent rights by certain of the Company's products. The Company believes the patents claimed may be invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. Currently, the Company does not believe that it is probable that future events related to this threatened matter will have a material adverse effect on the Company's business; however, there can be no assurance that this will be the case. The Company is currently unable to reasonably estimate any possible loss related to this matter.

The Company believes that anticipated cash from operations and available funds will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Quarterly Fluctuations in Operating Results and Market Price of Securities
The Company's operating results have in the past fluctuated and may in the future continue to fluctuate significantly depending upon a variety of factors. Such factors may include: the demand for semiconductors in general; cyclicality in the market for semiconductor manufacturing equipment; the timing and size of orders from the Company's customer base; the ability of the Company to manufacture, test and deliver products in a timely and cost effective manner; the ability of the Company's competitors to obtain orders from the Company's customers; the timing of new product announcements and releases by the Company and its competitors; the mix of products sold by the Company; and competitive pricing pressures.

The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of semiconductor and flat panel display substrate handling systems, which have relatively high selling prices compared to its other products. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing,

                            BROOKS AUTOMATION, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

testing, shipping or product acceptance delays. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty. These factors could have a material adverse effect on the Company's business, future financial condition, revenues and results of operations.

Dependence on Semiconductor Industry
The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. The Company's future financial condition, revenues and results of operations may be materially and adversely affected by semiconductor industry downturns or slowdowns. The Company believes that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment. In addition, the Company believes that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, future financial condition and results of operations.

Customer Concentration
Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the three months ended December 31, 1997, fiscal 1997 and fiscal 1996 accounted for 76%, 71% and 69% of revenues, respectively. In the three months ended December 31, 1997 and in fiscal 1997 and fiscal 1996, sales to Lam Research Corporation ("Lam"), the Company's largest customer in these periods, accounted for 19%, 21% and 21% of the Company's revenues respectively, in each of these fiscal periods. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. The Company's customers, including Lam, generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on OEM Customers; Lengthy Sales Cycle
The Company's products are principally sold to OEMs which incorporate the Company's products into their equipment. Due to the significant capital commitments usually incurred by semiconductor and flat panel display manufacturers in their purchases of these OEMs' equipment, these manufacturers demand highly reliable products which may require several years for OEMs to develop. The Company's revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of its OEM customers in developing and marketing equipment incorporating the Company's products.

The Company's new products are generally incorporated into an OEM customer's process tools at the design stage. However, customer decisions to use the Company's products, which can often require significant expenditures by the Company without any assurance of success, often precede the generation of volume sales, if any, by a year or more. There can be no assurance that the Company will continue to achieve design wins, that the process tools manufactured by the Company's customers will be introduced in a timely manner or that such systems will achieve market acceptance. The Company's or its customers' failure to develop and introduce new products successfully and in a timely manner could materially and adversely affect the Company's business, financial condition and results of operations.

                            BROOKS AUTOMATION, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS

Risks of International Sales and Operations
During the three months ended December 31, 1997 and in fiscal 1997 and fiscal 1996, the Company derived approximately 36%, 38% and 20% of its revenues from customers located outside the United States. The Company anticipates that international revenues will continue to account for a significant portion of its revenues. To support its international customers, the Company maintains subsidiaries in Japan, Europe, South Korea and Taiwan. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers.

The Company will continue to be affected, for the foreseeable future, by the unstable economy caused by currency volatility, particularly in Japan and South Korea. As a result, there are uncertainties that may affect future operations. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.

Additionally, a significant portion of the Company's revenues and operations could be subject to certain risks, including tariffs, foreign government standards and regulations and other barriers, difficulties in staffing and managing foreign subsidiary operations, currency exchange risks and exchange controls, adverse tax consequences and difficulty in accounts receivable collection. International trade regulations, such as United States export controls, could change in the future and make it more difficult for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

New Products and Rapid Technological Change
The semiconductor and flat panel display manufacturing industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue. The Company's success will depend upon its ability to enhance its existing products and to develop and market new products to meet customer requirements. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs and market acceptance of the Company's products and its customers' products. Currently, the Company's major development programs include expanding its product offerings of semiconductor and flat panel display substrate handling systems to address emerging industry requirements for 300mm wafer and fourth generation flat panel substrates, as well as wafer handling systems and modules for atmospheric process tools. In addition, the Company continues to develop and enhance its process control software product offerings. There can be no assurance that the Company will adjust to changing market conditions or be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

Management of Growth
The Company's strategy is to grow by providing hardware and software solutions to enhance semiconductor and flat panel display substrate handling systems of advanced production tools used to produce semiconductors and flat panel displays. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well-trained domestic and international personnel. There is a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. The Company will also be required to manage its expanding international operations, to effect timely deliveries of its products and to maintain the product quality and reliability required by its customers. The Company's expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. Failure to properly manage the Company's growth, if any, could have a material adverse effect on the Company's business, future financial condition and results of operations.

                            BROOKS AUTOMATION, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Highly Competitive Industry
The markets for the Company's products are highly competitive and subject to rapid technological change. The Company believes that its primary competition is from integrated OEMs that satisfy their semiconductor and flat panel display handling needs in-house rather than by purchasing systems or modules from an independent supplier such as the Company. Many of these other potential competitors have substantially greater resources than the Company. There can be no assurance that the Company will be successful in selling its products to OEMs that currently satisfy their substrate handling needs in-house, regardless of the performance or the price of the Company's products. Moreover, there can be no assurance that integrated OEMs will not begin to commercialize their handling capabilities. Competitors may develop superior products or products of similar quality at the same or lower prices. Other technical innovations may impair the Company's ability to market its products. There can be no assurance that the Company will be able to compete successfully.

Risks Associated with Possible Acquisitions
The Company may pursue potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. The Company currently has no plans, commitments or agreements with respect to any material acquisitions and there can be no assurance that the Company will be able to identify any appropriate acquisition candidates. If the Company identifies an acquisition candidate, there can be no assurance that the Company will be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired businesses, products or technologies into the Company's existing business and products. The negotiation of potential acquisitions as well as the integration of an acquired business could cause diversion of management's time and resources. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses. If any such acquisition were to occur, there can be no assurance that, whether or not consummated, any such acquisition would not have a material adverse effect on the Company's business, future financial condition and results of operations.

Intellectual Property Protection and Related Contingency
There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Any patent litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's intellectual property rights it may seek to enter into a royalty or licensing arrangement. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which could materially and adversely affect the Company's business, financial condition and results of operations.

Volatility of Stock Price
The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; quarterly fluctuations in the Company's actual or anticipated operating results and order levels; general conditions in the semiconductor and flat panel display industries or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers and suppliers. In addition, in recent years the stock market in general and the market for shares of small capitalization and semiconductor industry-related companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock of the Company will not decline.

                             BROOKS AUTOMATION, INC.

                           PART II. OTHER INFORMATION


Item 5.       OTHER INFORMATION.

Effective February 2, 1998, Stanley D. Piekos has resigned from his position as the Company's Chief Financial Officer. Deborah D. Fox, the Company's Corporate Controller, will perform the functions of Chief Financial Officer on an interim basis.


Item 6 (a)    EXHIBITS.

           Exhibit No.

           11.01              Computation of Net Income (Loss) Per Share

           27.01              Financial Data Schedule


Item 6 (b)     REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             BROOKS AUTOMATION, INC.


February 17, 1998                                /s/ Robert J. Therrien
-----------------                                ----------------------
[Date]                                           Robert J. Therrien
                                                 Chief Executive Officer,
                                                 President and Treasurer

February 17, 1998                                /s/ Deborah D. Fox
-----------------                                ------------------
[Date]                                           Deborah D. Fox
                                                 Corporate Controller and
                                                 Chief Accounting Officer