Form 10-Q
period 1998-03-31
BROOKS AUTOMATION INC
filed 1998-05-14
CIK 933974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 1998

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

                       YES  [X]     NO ____
                             --

     AS OF MAY 6, 1998, THERE WERE OUTSTANDING 10,112,721
     SHARES OF THE COMPANY'S COMMON STOCK, $.01 PAR VALUE.

     THIS REPORT, INCLUDING ALL EXHIBITS AND ATTACHMENTS,
     CONTAINS 20 PAGES.

                            BROOKS AUTOMATION, INC.

                                     INDEX

                                                                        PAGE
PART 1              FINANCIAL INFORMATION                              NUMBER
------              ---------------------                              ------
Item 1                Financial Statements:

                      Consolidated Balance Sheet                            3

                      Consolidated Statement of Operations                  4

                      Consolidated Statement of Cash Flows                  5

                      Notes to Consolidated Financial Statements          6-7

Item 2                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                8-17

PART II               OTHER INFORMATION
-------               -----------------

Item 5                Other Information                                    18

Item 6                Exhibits and Reports on Form 8-K                     18

Signatures                                                                 19

                            BROOKS AUTOMATION, INC.
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                                 MARCH 31,           SEPTEMBER 30,
                                                                                   1998                  1997
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $   65,462            $   71,753
  Accounts receivable, net of allowance for doubtful accounts of $376 and
   $160, respectively, and including related party receivables of $6,256
   and $5,204, respectively                                                         23,522                28,408
  Inventories                                                                       26,659                23,253
  Prepaid expenses and other current assets                                          2,946                 1,980
  Deferred income taxes                                                              4,510                 1,710
                                                                                ----------            ----------
     Total current assets                                                          123,099               127,104

Fixed assets, net                                                                   19,161                19,054
Other assets                                                                         3,528                 3,572
                                                                                ----------            ----------
     Total assets                                                               $  145,788            $  149,730
                                                                                ----------            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations               $      150            $      399
  Accounts payable                                                                   9,155                 9,125
  Accrued compensation and benefits                                                  2,700                 2,719
  Accrued expenses and other current liabilities                                     2,285                 2,193
                                                                                ----------            ----------
     Total current liabilities                                                      14,290                14,436

Long-term debt and capital lease obligations                                            72                   190
Deferred income taxes                                                                1,008                   905
                                                                                ----------            ----------
     Total liabilities                                                              15,370                15,531
                                                                                ----------            ----------
Commitments and contingency

Stockholders' equity:                                                                    -                     -
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none
   issued and outstanding                                                                -                     -
  Common stock, $.01 par value 21,500,000 shares authorized;
   10,111,221 and 10,052,663 shares issued and outstanding, respectively               101                   101
  Additional paid-in-capital                                                       117,500               117,139
  Cumulative translation adjustment                                                   (180)                    5
  Deferred compensation                                                               (343)                 (416)
  Retained earnings                                                                 13,340                17,370
                                                                                ----------            ----------
     Total stockholders' equity                                                    130,418               134,199
                                                                                ----------            ----------
     Total liabilities and stockholders' equity                                 $  145,788            $  149,730
                                                                                ----------            ----------

 The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         SIX MONTHS ENDED   THREE MONTHS ENDED
                                            MARCH 31,           MARCH 31,
                                          1998      1997      1998      1997
Revenues                                $ 44,841  $ 32,544  $ 20,211  $ 16,433
Cost of revenues                          35,560    22,666    18,951    12,035
                                        --------  --------  --------  --------
   Gross profit                            9,281     9,878     1,260     4,398
                                        --------  --------  --------  --------
Operating expenses:
 Research and development                  9,733     6,108     4,620     3,298
 Selling, general and administrative       8,044     5,537     3,997     2,983
                                        --------  --------  --------  --------
   Total operating expenses               17,777    11,645     8,617     6,281
                                        --------  --------  --------  --------
Loss from operations                      (8,496)   (1,767)   (7,357)   (1,883)
Interest expense                             173       257        33       186
Interest income                            1,878        16       939         -
                                        --------  --------  --------  --------
Loss before income taxes                  (6,791)   (2,008)   (6,451)   (2,069)
Income tax benefit                        (2,761)     (504)   (2,651)     (525)
                                        --------  --------  --------  --------
Net loss                                $ (4,030) $ (1,504) $ (3,800) $ (1,544)
                                        --------  --------  --------  --------

Basic losses per share                  $  (0.40) $  (0.20) $  (0.38) $  (0.20)
                                        --------  --------  --------  --------

Diluted losses per share                $  (0.40) $  (0.20) $  (0.38) $  (0.20)
                                        --------  --------  --------  --------

Shares used in calculating basic and
 diluted losses per share                 10,080     7,600    10,107     7,625
                                        --------  --------  --------  --------

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                         1998           1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (4,030)      $ (1,504)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          2,846          1,966
   Amortization of deferred financing fee                   115             20
   Compensation expense related to common stock
    options                                                  73              9
   Deferred income taxes                                 (2,704)             -
   Changes in operating assets and liabilities:
    Accounts receivable                                   4,823          1,788
    Inventories                                          (3,602)          (648)
    Prepaid expenses and other current assets              (497)        (2,125)
    Accounts payable                                         46           (876)
    Accrued compensation and benefits                        18           (498)
    Accrued expenses and other current liabilities         (434)           295
                                                       --------       --------
       Net cash used in operating activities             (3,346)        (1,573)
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                (2,521)        (3,489)
Increase in other assets                                   (540)        (1,260)
                                                       --------       --------
       Net cash used in investing activities             (3,061)        (4,749)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit                           -          4,956
Principal payments on long-term debt and capital
 lease obligations                                         (367)          (216)
Proceeds from issuance of common stock                      361            318
                                                       --------       --------
       Net cash provided by (used in) financing
        activities                                           (6)         5,058
                                                       --------       --------

Effects of exchange rate changes on cash and cash
 equivalents                                                122            (43)
                                                       --------       --------

Net decrease in cash and cash equivalents                (6,291)        (1,307)
                                                       --------       --------

Cash and cash equivalents, beginning of period           71,753          2,102
                                                       --------       --------

Cash and cash equivalents, end of period               $ 65,462       $    795
                                                       ========       ========

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

     The results of operations for the six months and three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

2.   INVENTORIES
     -----------

     Inventories consist of the following:    March 31,   September 30,
     (in thousands)                             1998         1997
                                                ----         ----
     Raw materials and purchased parts         $16,251      $14,750
     Work-in-process                             7,778        7,745
     Finished goods                              2,630          758
                                               -------      -------
                                               $26,659      $23,253
                                               =======      =======

3.   EARNINGS (LOSSES) PER SHARE
     ---------------------------

     On October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of earnings per share as prescribed in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB15) with a presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share computation is similar to primary diluted earnings per share pursuant to APB15. The Company has restated all prior period earnings per share amounts in accordance with the requirements of SFAS128. The dilutive potential shares have been excluded from the diluted earnings per share calculation for all periods presented due to their anti-dilutive effect.

4.   SIGNIFICANT CUSTOMER AND RELATED PARTY INFORMATION
     --------------------------------------------------

     During the six months ended March 31, 1998 and 1997, the Company had revenues from related parties representing 23% and 19% of revenues, respectively. During the three months ended March 31, 1998 and 1997, the Company had revenues from related parties representing 28% and 17% of revenues, respectively. At March 31, 1998 and September 30, 1997, related party accounts receivable accounted for 27% and 18% of total accounts receivable, respectively.

                            BROOKS AUTOMATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     During the six months ended March 31, 1998, the Company had revenues from a customer (not a related party) representing 11% of revenues. During the six months ended March 31, 1997, the Company had revenues from two customers (not related parties) representing 12% and 10% of total revenues. During the three months ended March 31, 1998, the Company had revenues from two customers (not related parties) which each represented 11% of revenues. During the three months ended March 31, 1997, the Company had revenues from two customers (not related parties) representing 10% and 13% of revenues, respectively.


5.   STOCK PLANS
     -----------

     On February 26, 1998, the stockholders of the Company approved an increase in the number of shares of common stock available for issuance under the 1992 Combination Stock Option Plan from 1,550,000 to 1,950,000. Additionally, on February 26, 1998 the Company's stockholders approved an increase in the number of shares of common stock available for issuance under the 1995 Employee Stock Purchase Plan from 150,000 to 250,000.

6.   CONTINGENCY
     -----------

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

     The Company's business is highly dependent upon the capital expenditures of semiconductor and flat panel display manufacturers which historically have been cyclical, and on the Company's ability to develop, manufacture and sell new products and product enhancements. The Company's results will also be affected, especially when measured on a quarterly basis, by the volume, composition and timing of orders, conditions in industries served by the Company, competition and general economic conditions.


     RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                Six months ended     Three months ended
                                                    March 31,              March 31,
                                                1998        1997     1998          1997
                                               ------      ------   ------        ------
     Revenues                                   100.0 %     100.0 %  100.0 %       100.0 %
     Cost of revenues                            79.3        69.6     93.8          73.2
                                               ------      ------   ------        ------
     Gross profit                                20.7        30.4      6.2          26.8
     Operating expenses:
       Research and development                  21.7        18.8     22.8          20.1
       Selling, general and administrative       17.9        17.0     19.8          18.2
                                               ------      ------   ------        ------
     Loss from operations                       (18.9)       (5.4)   (36.4)        (11.5)
     Interest expense                             0.4         0.8      0.2           1.1
     Interest income                              4.2         0.0      4.7             -
                                               ------      ------   ------        ------
     Loss before income taxes                   (15.1)       (6.2)   (31.9)        (12.6)
     Income tax benefit                          (6.1)       (1.6)   (13.1)         (3.2)
                                               ------      ------   ------        ------
     Net loss                                    (9.0) %     (4.6) % (18.8) %       (9.4) %
                                               ------      ------   ------        ------


     The net loss for the three and six month periods ended March 31, 1998 are attributed primarily to the continuing softness in demand for semiconductor and flat panel display fabrication equipment, as well as ongoing uncertainty about business conditions in Asia. The Company remains cautious about when growth in the semiconductor fabrication equipment sector will return.

     THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997

     Revenues

     Revenues for the three months ended March 31, 1998 increased 23.0% to $20.2 million compared with revenues of $16.4 million in the comparable prior fiscal period. Revenues for the six months ended March 31, 1998 increased 37.8% to $44.8 million compared with revenues of $32.5 million in the comparable prior fiscal period. Revenues from 200mm vacuum central wafer handling systems and components increased 58.6% or $4.7 million and 69.3%

                            BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     or $11.8 million for the three months and six months ended March 31, 1998, respectively, due primarily to increased shipments resulting from improved market demand for semiconductor fabrication equipment. The increase in 200mm product revenues in the current quarter was offset primarily by decreased flat panel display product revenues. Increased control software and service revenues, offset by decreased revenues from shipments of 300 mm and flat panel display products, also contributed to the overall increase in revenues in the first half of fiscal 1998.

     Foreign revenues for the three months ended March 31, 1998 increased 31.0% to $5.4 million (26.5% of revenues), including $4.7 million of direct sales to Asian customers, compared with foreign revenues of $4.1 million (24.9% of revenues), including $3.1 million of direct sales to Asian customers in the comparable prior fiscal period. Foreign revenues for the six months ended March 31, 1998 increased 32.3% to $14.1 million (31.4% of revenues), including $10.5 million of direct sales to Asian customers, compared with foreign revenues of $10.6 million (32.6% of revenues), including $8.4 million of direct sales to Asian customers in the comparable prior fiscal period. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 1998. The Company has been adversely affected by the unstable economy in Asia. There can be no assurance that the geographical growth rates, if any, in the foreseeable future, particularly in Asia which is suffering regional economic downturns, will be comparable to those achieved in the six months ended March 31, 1998. See "Risk of International Sales and Operations".

     GROSS PROFIT
     Gross profit as a percentage of revenues was 6.2% and 20.7%, respectively, for the three months and six months ended March 31, 1998 compared with 26.8% and 30.4%, respectively, for the comparable prior fiscal periods. During the three months ended March 31, 1998, the Company recorded a nonrecurring charge of $4.2 million primarily to provide additional reserves for slow-moving and obsolete inventories. These reserves reflect management's assessment of the currently required inventory reserve level in view of the accelerating decline, particularly in the current quarter, in customer demand for semiconductor and flat panel display fabrication equipment, coupled with management's expectation of a prolonged recovery period. Gross profit as a percentage of revenues was relatively flat at 27.0%, before nonrecurring charges, for the three months ended March 31, 1998 compared with 26.8% for the comparable prior fiscal period. Gross profit as a percentage of revenues decreased to 30.1%, before nonrecurring charges, for the six months ended March 31, 1998 compared with 30.4% for the comparable prior fiscal period. The decrease in the gross profit percentage in the first half of fiscal 1998, before nonrecurring charges, is attributable to underutilization of manufacturing capacity primarily due to customer requested shipment delays and pricing pressure from volume production customers, partially offset by the sales mix of higher gross margin 200mm products.

     Global support costs, primarily comprised of personnel costs and travel expenses, were $1.6 million and $3.1 million, respectively, for the three months and six months ended March 31, 1998, compared to $1.6 million and $2.9 million in the comparable prior fiscal periods, respectively. Global support costs decreased as a percentage of revenues to 7.9% and 6.9%, respectively for the three months and six months ended March 31, 1998 as compared with 9.8% and 8.9% of revenues for the comparable prior fiscal periods. The decrease in global support costs as a percentage of revenues reflects the leveraging of the Company's investment in its global support infrastructure coupled with increased revenues as compared with the comparable prior fiscal period. In future periods, gross profit may be adversely affected by changes in the mix of products sold, continued pricing pressure or increases in the cost of goods and global support.

                            BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     RESEARCH AND DEVELOPMENT
     Research and development expenses increased 40.1% to $4.6 million (22.8% of revenues) for the three months ended March 31, 1998 from $3.3 million (20.1% of revenues) in the comparable prior fiscal period. Research and development expenses increased 59.3% to $9.7 million (21.7% of revenues) for the six months ended March 31, 1998 from $6.1 million (18.8% of revenues) in the comparable prior fiscal period. The increase in research and development expenses in the current quarter and first half of fiscal 1998 primarily resulted from incremental spending associated with the launch of new atmospheric products and the transition to next generation vacuum wafer handling products.

     SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative expenses increased 34.0% to $4.0 million (19.8% of revenues) for the three months ended March 31, 1998 from $3.0 million (18.2% of revenues) in the comparable prior fiscal period. Selling, general and administrative expenses increased 45.3% to $8.0 million (17.9% of revenues) for the six months ended March 31, 1998 from $5.5 million (17.0% of revenues) in the comparable prior fiscal period. The increase in selling, general and administrative expenses is due primarily to the worldwide expansion of the Company's sales and administrative organizations to support revenue growth.

     INTEREST EXPENSE AND INTEREST INCOME
     Interest expense for the three months ended March 31, 1998 decreased to $33,000 (0.2% of revenues) from $186,000 (1.1% of revenues) in the comparable prior fiscal period. Interest expense for the six months ended March 31, 1998 decreased to $173,000 (0.4% of revenues) from $257,000 (0.8%
     of revenues) in the comparable prior fiscal period. The decrease in interest expense is due primarily to the repayment of short-term borrowings under revolving credit facilities in September 1997, partially offset by amortization of $115,000 of deferred financing costs in the first quarter of fiscal year 1998. There were no borrowings outstanding under the revolving credit facilities at March 31, 1998. The amortization of deferred financing costs included in interest expense in the first quarter of fiscal 1998 resulted from the repayment of the related note payable in September 1997. Interest income increased to $939,000 (4.7% of revenues) for the three months ended March 31, 1998. Interest income for the six months ended March 31, 1998 increased to $1,878,000 (4.2% of revenues) from $16,000 in the comparable prior fiscal period. The increases in interest income are due to higher cash and investment balances during the first half of fiscal 1998, resulting from the Company's $80.8 million public stock offering in September 1997.

     INCOME TAX PROVISION (BENEFIT)
     The Company recorded net tax benefits of $2.7 million and $2.8 million, respectively, during the three months and six months ended March 31, 1998 and net tax benefits of $525,000 and $504,000, respectively, during the comparable prior fiscal periods, primarily due to the tax benefit of domestic net operating losses and research and development tax credit carryforwards.


     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had working capital of $108.8 million, including $65.5 million of cash and cash equivalents, compared with working capital of $112.7 million, including $71.8 million of cash and cash equivalents, as of September 30, 1997. During the six months ended March 31, 1998, the Company used cash of $3.3 million in operating activities, primarily to finance increased inventory levels. Inventories increased during the six months ended March 31, 1998, net of a $4.0 million increase in inventory reserves, primarily due to continuing softness in demand for semiconductor fabrication equipment and previously unanticipated customer

                            BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     requested shipment delays. Investing activities during the six months ended March 31, 1998 consisted primarily of capital spending for information systems and facility improvements. The Company anticipates that it will continue to make capital expenditures to support its business activities. Financing activities during the six months ended March 31, 1998 consisted primarily of the issuance of common stock under the employee stock purchase plan and the repayment of long-term debt and capital lease obligations. There were no borrowings outstanding under the Company's credit facilities at March 31, 1998.

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

     The Company believes that available funds will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for the next twelve months.


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

     The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of semiconductor and flat panel display substrate handling systems, which have relatively high selling prices compared to its other products. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty. These factors could have a material adverse effect on the Company's business, future financial condition, revenues and results of operations.

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

     CUSTOMER CONCENTRATION
     Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the six months ended March 31, 1998, fiscal 1997 and fiscal 1996 accounted for 76%, 71% and 69% of revenues, respectively. In the six months ended March 31, 1998 and in fiscal 1997 and fiscal 1996, sales to Lam Research Corporation ("Lam"), the Company's largest customer in these periods, accounted for 23%, 21% and 21% of the Company's revenues respectively, in each of these fiscal periods. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. The Company's customers, including Lam, generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISKS OF INTERNATIONAL SALES AND OPERATIONS
     During the six months ended March 31, 1998, fiscal 1997 and fiscal 1996, the Company derived approximately 31%, 38% and 20% of its revenues from customers located outside the United States. The Company anticipates that international revenues will continue to account for a significant portion of its revenues. To support its international customers, the Company maintains subsidiaries in Japan, Europe, South Korea, Taiwan and Singapore. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers.

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

     MANAGEMENT OF GROWTH
     The Company's strategy is to grow by providing hardware and software solutions to enhance semiconductor and flat panel display substrate handling systems of advanced tools used to produce semiconductors and flat panel displays. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well-trained domestic and international personnel. There is a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. The Company will also be required to manage its expanding international operations, to effect timely deliveries of its products and to maintain the product quality and reliability required by its customers. The Company's expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. Failure to properly manage the Company's growth, if any, could have a material adverse effect on the Company's business, future financial condition and results of operations.

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

     The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Any patent litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's intellectual property rights it may seek to enter into a royalty or licensing arrangement. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

                            BROOKS AUTOMATION, INC.

                           PART II.OTHER INFORMATION


Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ----------------------------------------------------

           The following matters were submitted to a vote of security holders during the Company's Annual Meeting held February 26, 1998.

                                     Votes Cast For     Authority Withheld
                                     --------------     ------------------
1.    Election of directors:

      Robert J. Therrien              8,544,005                  23,797
      Norman B. Brooks                8,536,666                  31,136
      Roger D. Emerick                8,536,595                  31,207
      Amin J. Khoury                  8,500,966                  66,836

                                                                                Votes Cast
                                                                                ---------
                                                                                                               Broker
                                                                            For      Against   Abstentions  Non-votes
                                                                            ---      -------   -----------  ---------

2.    Approval of amendment to the Company's 1992 Combination Stock
      Option Plan to increase the number of shares of Common Stock        6,503,847  1,906,224    35,112    122,619
      available for issuance thereunder from 1,550,000 to 1,950,000 shares.


3.    Approval of amendment to the Company's 1995 Employee Stock
      Purchase Plan to increase the number of shares of Common Stock      8,307,550     97,566    40,067    122,619
      available for issuance thereunder from 150,000 to 250,000 shares.


Item 6 (a)    EXHIBITS.
              ---------

      Exhibit No.
      -----------

      11.01  Computation of Net Income (Loss) Per Share

      27.01  Financial Data Schedule


Item 6 (b)  REPORTS ON FORM 8-K.
            --------------------

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.



May 14, 1998                       /s/ Robert J. Therrien
------------                       -------------------------------
[Date]                             Robert J. Therrien
                                   Chief Executive Officer,
                                   President and Treasurer

May 14, 1998                       /s/ Deborah D. Fox
------------                       -------------------------------
[Date]                             Deborah D. Fox
                                   Corporate Controller and
                                   Chief Accounting Officer