Form 10-Q
period 1998-06-30
BROOKS AUTOMATION INC
filed 1998-08-14
CIK 933974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the quarterly period ended: June 30, 1998

                                      OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the transition period from       to          Commission File Number 0-25434
                              -------  ---------                        -------


                            BROOKS AUTOMATION, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                       04-3040660
           --------                                       ----------
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

     As of August 10, 1998, there were outstanding 10,141,503 shares of the Company's Common Stock, $.01 par value.

     This report, including all exhibits and attachments, contains 19 pages.
                                                                   --

                            BROOKS AUTOMATION, INC.

                                     INDEX



                                                             PAGE
PART I    FINANCIAL INFORMATION                              NUMBER
------    ---------------------                              ------

Item 1     Financial Statements:

              Consolidated Balance Sheet                       3

              Consolidated Statement of Operations             4

              Consolidated Statement of Cash Flows             5

              Notes to Consolidated Financial
                 Statements                                  6-8


Item 2        Management's Discussion and Analysis of
                Financial Condition and Results
                of Operations                               9-17

PART II   OTHER INFORMATION
-------   -----------------

Item 6   Exhibits and Reports on Form 8-K                     18

Signatures                                                    19

                            BROOKS AUTOMATION, INC.
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE RELATED DATA)



                                                                       JUNE 30,      SEPTEMBER 30,
                                                                         1998             1997
                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                           $  65,308       $  71,753
  Accounts receivable, net of allowance for doubtful accounts of $486 and $160, respectively, and including related party
      receivables of $3,469 and $5,204, respectively                     23,560          28,408
  Inventories                                                            23,689          23,253
  Prepaid expenses and other current assets                               2,306           1,980
  Deferred income taxes                                                   4,963           1,710
                                                                      ---------       ---------
    Total current assets                                                119,826         127,104

Fixed assets, net                                                        18,315          19,054
Other assets                                                              3,687           3,572
                                                                      ---------       ---------
    Total assets                                                      $ 141,828       $ 149,730
                                                                      =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations     $      73       $     399
  Accounts payable                                                        5,843           9,125
  Accrued compensation and benefits                                       2,632           2,719
  Accrued expenses and other current liabilities                          2,465           2,193
                                                                      ---------       ---------
     Total current liabilities                                           11,013          14,436

Long-term debt and capital lease obligations                                 73             190
Deferred income taxes                                                       995             905
                                                                      ---------       ---------
     Total liabilities                                                   12,081          15,531
                                                                      ---------       ---------



Commitments and contingency                                                 -               -

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued and outstanding                                           -               -
  Common stock, $.01 par value; 21,500,000 shares authorized;
      10,138,878 and 10,052,663 shares issued and outstanding,
      respectively                                                          101             101
  Additional paid-in capital                                            117,772         117,139
  Cumulative translation adjustment                                        (394)              5
  Deferred compensation                                                    (320)           (416)
  Retained earnings                                                      12,588          17,370
                                                                      ---------       ---------
     Total stockholders' equity                                         129,747         134,199
                                                                      ---------       ---------
     Total liabilities and stockholders' equity                       $ 141,828       $ 149,730
                                                                      =========       =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                      NINE MONTHS ENDED             THREE MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                      1998         1997             1998          1997
Revenues                                           $ 67,166     $ 55,603         $ 22,325      $ 23,059
Cost of revenues                                     52,665       38,094           17,105        15,428
                                                   --------     --------         --------      --------
    Gross profit                                     14,501       17,509            5,220         7,631
                                                   --------     --------         --------      --------
Operating expenses:
  Research and development                           13,140        9,722            3,407         3,614
  Selling, general and administrative                11,725        8,979            3,681         3,442
                                                   --------     --------         --------      --------
    Total operating expenses                         24,865       18,701            7,088         7,056
                                                   --------     --------         --------      --------
Income (loss) from operations                       (10,364)      (1,192)          (1,868)          575
Interest expense                                        178          415                4           158
Interest income                                       2,683           16              804           -
                                                   --------     --------         --------      --------
Income (loss) before income taxes                    (7,859)      (1,591)          (1,068)          417
Income tax provision (benefit)                       (3,077)        (354)            (316)          150
                                                   --------     --------         --------      --------
Net income (loss)                                  $ (4,782)    $ (1,237)        $   (752)     $    267
                                                   ========     ========         ========      ========


Basic income (loss) per share                      $  (0.47)    $  (0.16)        $  (0.07)     $   0.04
                                                   ========     ========         ========      ========

Diluted income (loss) per share                    $  (0.47)    $  (0.16)        $  (0.07)     $   0.03
                                                   ========     ========         ========      ========

Shares used in calculating basic income
    (loss) per share                                 10,091        7,614           10,114         7,606
                                                   ========     ========         ========      ========

Shares used in calculating diluted income
    (loss) per share                                 10,091        7,614           10,114         8,439
                                                   ========     ========         ========      ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                           1998             1997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $  (4,782)      $  (1,237)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                         4,221           3,290
      Compensation expense related to common stock options                     96              17
      Deferred income taxes                                                (2,930)            -
      Changes in operating assets and liabilities:
        Accounts receivable                                                 4,714            (208)
        Inventories                                                          (285)         (3,315)
        Prepaid expenses and other current assets                            (355)         (1,949)
        Accounts payable                                                   (3,260)            803
        Accrued compensation and benefits                                     116            (507)
        Accrued expenses and other current liabilities                       (114)             75
                                                                        ---------       ---------
          Net cash used in operating activities                            (2,579)         (3,031)
                                                                        ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                  (2,880)         (5,742)
Increase in other assets                                                     (510)         (1,740)
                                                                        ---------       ---------
          Net cash used in investing activities                            (3,390)         (7,482)


CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit                                           -             9,430
Principal payments on long-term debt and capital lease obligations           (444)           (315)
Proceeds from issuance of common stock                                        633             349
                                                                        ---------       ---------
          Net cash provided by financing activities                           189           9,464
                                                                        ---------       ---------


Effects of exchange rate changes on cash and cash equivalents                (665)             76
                                                                        ---------       ---------

Net decrease in cash and cash equivalents                                  (6,445)           (973)

Cash and cash equivalents, beginning of period                             71,753           2,102
                                                                        ---------       ---------

Cash and cash equivalents, end of period                                $  65,308       $   1,129
                                                                        =========       =========


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

   The results of operations for the nine months and three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

2. INVENTORIES
   -----------

   Inventories consist of the following:         June 30,   September 30,
   (in thousands)                                  1998         1997
                                                   ----         ----
   Raw materials and purchased parts              $16,819      $14,750
   Work-in-process                                  5,053        7,745
   Finished goods                                   1,817          758
                                                  -------      -------
                                                  $23,689      $23,253
                                                  =======      =======

3. EARNINGS (LOSSES) PER SHARE
   ---------------------------

   On October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of earnings per share as prescribed in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB15) with a presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share computation is similar to primary diluted earnings per share pursuant to APB15. The Company has restated all prior period earnings per share amounts in accordance with the requirements of SFAS128. The dilutive potential shares have been excluded from the diluted earnings per share calculation for the three and nine month periods ended June 30, 1998 and the nine month period ended June 30, 1997 due to their anti-dilutive effect.

                            BROOKS AUTOMATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



   Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods presented (in thousands):

                                                Nine months ended  Three months ended
                                                     June 30,           June 30,
                                                  1998     1997      1998      1997
                                                  ----     ----      ----      ----

Weighted average shares outstanding             10,091    7,614     10,114     7,606

Dilutive potential common equivalent shares          0        0          0       833
                                                ------    -----     ------     -----

Weighted average common and dilutive
 potential common shares outstanding            10,091    7,614     10,114     8,439
                                                ======    =====     ======     =====

4. RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. The Company will adopt SFAS 130 and SFAS 131 on October 1, 1998. Adoption of SFAS 130 and 131 will not have any effects on the Company's results of operations or financial position.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
   133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or financial position.

5. SIGNIFICANT CUSTOMER AND RELATED PARTY INFORMATION
   --------------------------------------------------

   During the nine months ended June 30, 1998 and 1997, the Company had revenues from related parties representing 21% and 23% of revenues, respectively. During the three months ended June 30, 1998 and 1997, the Company had revenues from related parties representing 15% and 28% of revenues, respectively. At June 30, 1998 and September 30, 1997, related party accounts receivable accounted for 18% of total accounts receivable.

   During the three months ended June 30, 1998, revenues from one customer (not a related party) represented 11% of revenues. At June 30, 1998, accounts receivable from one customer accounted for 12% of accounts receivable. At September 30, 1997, accounts receivable from three customers accounted for 46% of accounts receivable.

                            BROOKS AUTOMATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



6. CONTINGENCY
   -----------

   There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. The Company has received notice from a third party alleging infringements of such party's patent rights, relating to cluster tool architecture, by certain of the Company's products. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe that it is probable that future events related to this threatened matter will have a material adverse effect on the Company's business. The Company is currently unable to reasonably estimate any possible loss related to this matter.

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

   The Company records revenue from product sales upon shipment to the customer provided that no significant Company obligations remain and collection of the related receivable is deemed probable by management. When insignificant Company obligations remain after shipment of the product, the Company accrues for the estimated cost of such obligations upon shipment. Additionally, the Company accrues for any estimated warranty costs upon shipment.

   The majority of the Company's revenues have been generated by sales to customers in the United States, although the Company believes that a significant portion of these customers incorporate the Company's products into equipment sold to their foreign customers. The Company's foreign sales have occurred principally in Japan, South Korea and Europe.

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

   RESULTS OF OPERATIONS

   The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                    Nine months ended   Three months ended
                                                         June 30,             June 30,
                                                      1998     1997       1998      1997
                                                      ----     ----       ----      ----

    Revenues                                         100.0%    100.0%    100.0%    100.0%
    Cost of revenues                                  78.4      68.5      76.6      66.9
                                                     -----     -----     -----     -----
    Gross profit                                      21.6      31.5      23.4      33.1

    Operating expenses:
      Research and development                        19.6      17.5      15.3      15.7
      Selling, general and administrative             17.4      16.1      16.5      14.9
                                                     -----     -----     -----     -----
    Income (loss) from operations                    (15.4)     (2.1)     (8.4)      2.5
    Interest expense                                   0.3       0.8       0.0       0.7
    Interest income                                    4.0       0.0       3.6       0.0
                                                     -----     -----     -----     -----
    Income (loss) before income taxes                (11.7)     (2.9)     (4.8)      1.8
    Income tax provision (benefit)                    (4.6)     (0.7)     (1.4)      0.6
                                                     -----     -----     -----     -----
    Net income (loss)                                 (7.1)%    (2.2)%    (3.4)%     1.2%
                                                     =====     =====     =====     =====


   THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997

   REVENUES
   Revenues for the three months ended June 30, 1998 decreased 3.2% to $22.3 million compared with revenues of $23.1 million in the comparable prior fiscal period. Revenues for the nine months ended June 30, 1998 increased 20.8% to $67.2 million compared with revenues of $55.6 million in the comparable prior fiscal period. Revenues from 200mm vacuum central wafer handling systems and components decreased 5.8% or $900,000 for the three months ended June 30, 1998 compared to the comparable prior fiscal period, and increased 31.3% or $9.7 million for the nine months ended June 30, 1998 compared to the comparable prior fiscal period. The decrease in 200mm product revenues combined with decreases in service and control software revenues in the current quarter compared to the quarter ended June 30, 1997 were partially offset by an increase in 300mm product revenues. Increased revenues from shipments of 200mm and 300mm products as well as increased service revenues, partially offset by decreased flat panel display product revenues, contributed to the overall increase in revenues in the first nine months of fiscal 1998 compared to the nine months ended June 30, 1997. The Company expects revenues in the fiscal 1998 fourth quarter

                            BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



   will decrease at least 15% compared with the three months ended June 30, 1998 due primarily to the prolonged economic downturn currently impacting the semiconductor industry and related fabrication equipment sector.

   Foreign revenues for the three months ended June 30, 1998 increased 73.1% to $11.2 million (50.2% of revenues), including $10.7 million of direct sales to Asian customers, compared with foreign revenues of $6.5 million (28.0% of revenues), including $4.6 million of direct sales to Asian customers in the comparable prior fiscal period. Foreign revenues for the nine months ended June 30, 1998 increased 47.7% to $25.3 million (37.6% of revenues), including $21.3 million of direct sales to Asian customers, compared with foreign revenues of $17.1 million (30.8% of revenues), including $13.0 million of direct sales to Asian customers in the comparable prior fiscal period. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 1998. However, there can be no assurance that the geographical growth rates, if any, in the foreseeable future, particularly in Asia which is suffering regional economic downturns, will be comparable to those achieved in the first nine months of fiscal 1998.

   GROSS PROFIT
   Gross profit as a percentage of revenues decreased to 23.4% and 21.6%, respectively, for the three months and nine months ended June 30, 1998 compared with 33.1% and 31.5%, respectively, for the comparable prior fiscal periods. The decrease in the gross profit percentage for the three months ended June 30, 1998 is attributable primarily to decreased revenues from product categories with higher gross profit contribution margins, primarily service and control software, as well as volume related underabsorption of fixed manufacturing overhead. The decrease in the gross profit percentage for the nine months ended June 30, 1998 is attributable to $4.2 million of nonrecurring charges in the second quarter of fiscal 1998 related to inventory reserves and severance costs, underutilization of manufacturing capacity (due in part to customer requested shipment delays primarily in the first half of fiscal 1998) and pricing pressure from volume production customers.

   Global support costs, including primarily personnel costs and travel expenses, decreased 23.1% to $1.4 million (6.2% of revenues) for the three months ended June 30, 1998 from $1.8 million (7.8% of revenues) in the comparable prior fiscal period. Global support costs decreased 4.6% to $4.5 million (6.7% of revenues) for the nine months ended June 30, 1998 from $4.7 million (8.5% of revenues) in the comparable prior fiscal period. The overall decrease in global support costs reflects the impact of increased global cost efficiencies and overall cost controlling measures.

   RESEARCH AND DEVELOPMENT
   Research and development expenses decreased 5.7% to $3.4 million (15.3% of revenues) for the three months ended June 30, 1998 from $3.6 million (15.7% of revenues) in the comparable prior fiscal period. Research and development expenses increased 35.2% to $13.1 million (19.6% of revenues) for the nine months ended June 30, 1998 from $9.7 million (17.5% of revenues) in the comparable prior fiscal period. The decrease in research and development expenses in the current quarter is due primarily to lower personnel costs following a reduction in headcount in the second quarter of fiscal 1998. The increase in research and development expenses in the nine months ended June 30, 1998 primarily resulted from incremental spending associated with the launch of new atmospheric products and the transition to next generation vacuum wafer handling products.

   SELLING, GENERAL AND ADMINISTRATIVE
   Selling, general and administrative expenses increased 6.9% to $3.7 million (16.5% of revenues) for the three months ended June 30, 1998 from $3.4 million (14.9% of revenues) in the comparable prior fiscal period. Selling, general and administrative expenses increased 30.6% to $11.7 million (17.4% of revenues) for the nine months ended June 30, 1998 from $9.0 million (16.1% of revenues) in the comparable prior fiscal period. The increase in selling, general

                            BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   and administrative expenses is due primarily to the worldwide expansion of the Company's sales and administrative organizations.


   INTEREST EXPENSE AND INTEREST INCOME
   Interest expense for the three months ended June 30, 1998 decreased to $4,000 (0.0% of revenues) from $158,000 (0.8% of revenues) in the comparable prior fiscal period. Interest expense for the nine months ended June 30, 1998 decreased to $178,000 (0.3% of revenues) from $415,000 (0.8% of revenues) in the comparable prior fiscal period. The decrease in interest expense is due primarily to the repayment of short-term borrowings under revolving credit facilities in September 1997, partially offset by amortization of $115,000 of deferred financing costs in the first quarter of fiscal year 1998. There were no borrowings outstanding under the revolving credit facilities at June 30, 1998. The amortization of deferred financing costs included in interest expense in the first quarter of fiscal 1998 resulted from the repayment of the related note payable. Interest income increased to $804,000 (3.6% of revenues) for the three months ended June 30, 1998. Interest income for the nine months ended June 30, 1998 increased to $2.7 million (4.0% of revenues) from $16,000 in the comparable prior fiscal period. The increases in interest income are due to higher cash and investment balances during the first nine months of fiscal 1998, resulting from the Company's $80.8 million public stock offering in September 1997.

   INCOME TAX PROVISION (BENEFIT)
   The Company recorded net tax benefits of $316,000 and $3.1 million, respectively, during the three months and nine months ended June 30, 1998, primarily due to the anticipated future tax benefit of domestic net operating losses and research and development tax credit carryforwards generated during 1998.


   LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1998, the Company had working capital of $108.8 million, including $65.3 million of cash and cash equivalents, compared with working capital of $112.7 million, including $71.8 million of cash and cash equivalents, as of September 30, 1997. During the nine months ended June 30, 1998, the Company used net cash of $2.6 million in operating activities, which was primarily the result of the net loss for the period combined with an increase in the deferred tax asset attributable to net operating losses generated during the period and the repayment of current liabilities. The overall decrease in cash due to the aforementioned activities was partially offset by a decrease of $4.7 million in the accounts receivable balance. Investing activities during the nine months ended June 30, 1998 consisted primarily of capital spending for information systems and facility improvements. The Company anticipates that it will continue to make capital expenditures to support its business activities. Financing activities during the nine months ended June 30, 1998 consisted primarily of the issuance of common stock under the Company's employee stock purchase plan and the repayment of long-term debt and capital lease obligations. As of June 30, 1998, the Company elected to terminate its credit facilities. There were no borrowings outstanding at June 30, 1998. The Company believes that available funds will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for the next twelve months.

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

   DEPENDENCE ON SEMICONDUCTOR INDUSTRY
   The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and is presently experiencing a period of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. The Company's financial condition, revenues and results of operations have been materially and adversely affected by semiconductor industry downturns and may be materially adversely affected by future downturns. The Company believes that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment. In addition, the Company believes (on the basis of its experience during the course of the present downturn) that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, future financial condition and results of operations.

   CUSTOMER CONCENTRATION
   Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the nine months ended June 30, 1998, fiscal 1997 and fiscal 1996 accounted for 72%, 71% and 69% of revenues, respectively. In the nine months ended June 30, 1998 and in fiscal 1997 and fiscal 1996, sales to Lam Research Corporation ("Lam"), the Company's largest customer in these periods, accounted for 20%, 21% and 21% of the Company's revenues, respectively. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. The Company's customers, including Lam, generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or

                            BROOKS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   RISKS OF INTERNATIONAL SALES AND OPERATIONS
   During the nine months ended June 30, 1998 and in fiscal 1997 and fiscal 1996, the Company derived 38%, 38% and 20% of its revenues from customers located outside the United States. The Company anticipates that international revenues will continue to account for a significant portion of its revenues. To support its international customers, the Company maintains subsidiaries in Japan, Europe, South Korea, Taiwan and Singapore. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers.

   The Company will continue to be affected, for the foreseeable future, by unstable Asian economies, particularly in Japan and South Korea. As a result, there are uncertainties that may affect future operations. It is not possible to determine the future effect a continuation of the Asian economic crisis may have on the Company's liquidity and earnings.

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

   NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE
   The semiconductor and flat panel display manufacturing industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue. The Company's success will depend upon its ability to enhance its existing products and to develop and market new products to meet customer requirements. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs and market acceptance of the Company's products and its customers' products. Currently, the Company's major development programs include expanding its product offerings of semiconductor substrate handling systems to address emerging industry requirements for 300mm wafer and fourth generation flat panel substrates, as well as wafer handling systems and modules for atmospheric process tools. In addition, the Company continues to develop and enhance its process control software product offerings. There can be no assurance that the Company will adjust to changing market conditions or be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

   ATTRACTION AND RETENTION OF KEY PERSONNEL
   Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well-trained domestic and international personnel. There is a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. Competition for such personnel is intense and there can be no assurance that the Company will attract and retain personnel necessary for the development of its business.

   RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS
   From time to time, the Company pursues potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. The Company currently has no commitments or agreements with respect to any material acquisitions. There can be no assurance that the Company will be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired businesses, products or technologies into the Company's existing business and products. The negotiation of potential acquisitions as well as the integration of an acquired business could cause diversion of management's time and resources. Acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses. If any such acquisition were to occur, there can be no assurance that, whether or not consummated, any such acquisition would not have a material adverse effect on the Company's business, future financial condition and results of operations.

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

   There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. The Company had received notice from General Signal Corporation ("General Signal") alleging infringements of General Signal's patent rights, relating to cluster tool architecture, by certain of the Company's products. The notification advised the Company that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, Inc. ("Applied Materials"), and that, at the conclusion of that litigation, General Signal intended to enforce its rights against the Company and others. According to a press release issued by Applied Materials, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to the Company. Applied Materials has not contacted the Company regarding these patents.

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

   YEAR 2000 CONSIDERATIONS
   The Company has established a project to perform an analysis of its products and services and undertake any work necessary to ensure that they continue to operate correctly into the year 2000. The costs associated with this project will be expensed as incurred. At this time, the Company is unable to determine whether such costs will be material to its financial position or results of operations.

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

                            BROOKS AUTOMATION, INC.

                          PART II: OTHER INFORMATION






Item 6 (a)    EXHIBITS.
              ---------

              Exhibit No.
              -----------
              27.01              Financial Data Schedule


Item 6 (b)    REPORTS ON FORM 8-K.
              --------------------

              No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.





August 14,1998                     /s/ Robert J. Therrien
--------------                     ---------------------------------------------
[Date]                             Robert J. Therrien
                                   Chief Executive Officer,
                                   President and Treasurer

August 14, 1998                    /s/ Deborah D. Fox
---------------                    -----------------------------------------
[Date]                             Deborah D. Fox
                                   Corporate Controller and
                                   Chief Accounting Officer