Form 10-K
period 1998-09-30
BROOKS AUTOMATION INC
filed 1998-12-30
CIK 933974

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998 or
                      ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock, $.01 par value, held by nonaffiliates of the registrant as of November 27, 1998, was $163,982,711 based on the closing price of $16.38 on that date on the Nasdaq Stock Market. As of November 27, 1998, 11,007,281 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

Brooks Automation, Inc. (the "Company") is an independent supplier of material handling robots, modules, real-time software and controls, fully integrated cluster tool platforms and manufacturing execution system ("MES") software technology to semiconductor, flat panel display, and data storage manufacturers worldwide. Founded in 1978, the Company has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment. In September 1998, the Company acquired FASTech Integration, Inc., which designs, develops, markets, and supports an integrated suite of MES workflow software products for the semiconductor, electronics, and general discrete manufacturing industries.

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

The Company also develops and markets software products for the semiconductor MES market. MES software is designed to control plant floor operations and fill the gap between control applications and enterprise resource planning ("ERP") systems. MES applications coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers, and software applications. The Company also provides integrated MES products for controlling complex manufacturing processes.

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

Accuracy.   As wafer and substrate sizes increase and placement accuracy becomes more demanding, it is becoming increasingly important to minimize tracking errors, substrate sliding and arm deflection (the bending or wobbling of the robot arm). The Company's transfer robots contain a closed loop servo control, which monitors and maintains placement accuracy in the rotational axis by obtaining constant positioning feedback. Many other transfer robots use an open loop stepper control system that commands a robot to move a specified number of steps with limited or no feedback as to the final position of the robot. These stepper systems can lead to misplacement of the robot arm if the number of steps is miscounted. To further enhance tracking, the Company has incorporated a closed loop feedback system with a proprietary DSP-based controller in its latest generation robots.

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

The Company currently manufactures products and develops for the semiconductor and flat panel display markets. The following table lists the Company's product offerings within each of the markets it serves:

-------------------------------------------------------------------------------------------------------
                   MARKET                                           PRODUCT LINES
-------------------------------------------------------------------------------------------------------
   Semiconductor Vacuum Products              Central Wafer Handling Systems
                                              Transfer Robots
                                              Thermal Conditioning Modules (Cool and Degas)
                                              Cassette Elevator Load Locks
                                              Aligners
                                              Factory Automation Interface Modules
-------------------------------------------------------------------------------------------------------
   Semiconductor Atmospheric and              Central Wafer Handling Systems
      Inert Environment Products              In-line Wafer Handling Systems
                                              Transfer Robots
                                              Thermal Conditioning Modules (Cool)
                                              Cassette Elevator Load Locks
                                              Aligners
                                              Factory Automation Interface Modules
-------------------------------------------------------------------------------------------------------
   Flat Panel Display Products                Central Substrate Handling Systems
                                              Transfer Robots
                                              Cassette Elevator Load Locks
                                              Thermal Conditioning Modules (Degas)
-------------------------------------------------------------------------------------------------------
    Tool Control Software                     Clusterlink(TM)
                                              Control Power(TM)
                                              Control Vision (TM)
-------------------------------------------------------------------------------------------------------
    Factory Automation Software               Customizable cell control solutions
                                              Integrated MES solutions
                                              Computerized maintenance management software
-------------------------------------------------------------------------------------------------------


SEMICONDUCTOR VACUUM PRODUCTS

VACUUM CENTRAL WAFER HANDLING SYSTEMS

The Company's family of Marathon vacuum central wafer handling systems handle wafer sizes of 100mm to 300mm in diameter, are offered with four to eight sides (referred to as ports) and have vacuum ranges of 10/-3/ to 10/-8/ torr (a measure of vacuum pressure). Each port can accommodate process modules meeting SEMI/MESC standards. Using a two-load lock configuration, the Company's Marathon 800 eight-sided central wafer handling system can accommodate up to six process modules.

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

In 1997, the Company developed a next-generation 200mm wafer handling system, the Marathon Express 800, which features the dual same-side LeapFrog robot and offers improvement to throughput, vacuum performance and serviceability. In anticipation of the emergence of next-generation 300mm wafers, the Company has developed central wafer handling systems (the Marathon 4000 and 6000) and the Marathon Express 8000 eight-sided configuration. These systems have incorporated handling technology developed by the Company for flat panel display substrates, which are generally significantly more demanding to handle than wafers.

VACUUM TRANSFER ROBOTS

The Company's next-generation vacuum transfer robot, the MagnaTran 7, is a second generation magnetic drive robot that incorporates the Company's patented time optimal trajectory software algorithms to control and monitor its operation. The MagnaTran 7 is smaller and lighter than its predecessor. Building on its experience in developing robot wafer transfer technology, the Company has developed the dual, same-side LeapFrog high-productivity arm configuration. The LeapFrog arm is only available on the MagnaTran 7 robot and is a feature of the Company's Marathon Express central handling systems. These robots are constructed to SEMI/MESC standards and are sold separately for use with other vacuum wafer handling applications. The Company believes that the technical advances implemented to meet the requirements of the flat panel display industry enabled the Company to adopt its MagnaTran robots, with minimal technical modifications, to handle 300mm wafers.

OTHER VACUUM WAFER HANDLING AND CONDITIONING MODULES

Vacuum Cassette Elevator Load Locks.   The Company has developed a family of
vacuum cassette elevator load locks to hold and index (raise and lower) cassettes of wafers for cluster tools and other vacuum automated equipment. The Company's VCE 6 200mm cassette load lock features flexible and changeable interfaces, is field upgradable and is available with either a manual or automatic door configuration. The automatic door uses an innovative low particle, low profile drive mechanism, which opens vertically below the cluster platform for SMIF, automated guided vehicle ("AGV") and rail guided vehicle ("RGV") compatibility. The Company has developed the VCE 5 for 300mm wafers with a batch wafer transfer arm and a front opening unified pod ("FOUP") interface. The Company has developed the small volume lock for 300mm wafers to interface with the Company's atmospheric, in-line handling system.

Vacuum Aligners.   Wafer processing requires precise alignment and, often,
orientation of a wafer for processing. The Company's InLigner intermodule wafer aligner provides fast one-step wafer alignment by optically sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position. The InLigner is designed for intermodule mounting between a module, such as the cassette load lock and the central wafer handling chamber, in order to conserve a port of the cluster tool. The Company's InLigner 3 is designed for 300mm wafer alignment. The Company has developed a new family of aligners for 200mm and 300mm wafers, the TopLigners, that mount from the top in the central transport chamber and offer improved serviceability.

Vacuum Cool Modules.   The Company's InCooler intermodule cool station cools
wafers after hot processing to a temperature that allows placement into a plastic wafer cassette. This module is also designed for intermodule mounting. The Company's InCooler 3 is designed for 300mm wafer applications. The Company has developed a family of new cooling modules for 200mm and 300mm wafers, the TopCoolers, that mount from the top in the central transport chamber and offer improved serviceability.

SEMICONDUCTOR ATMOSPHERIC AND INERT ENVIRONMENT PRODUCTS

Building upon its vacuum wafer handling systems, the Company is pursuing the development of a broad line of products for atmospheric applications. Atmospheric wafer handling systems may be segregated into two subcategories: the traditional ambient atmospheric wafer handling systems and "inert" (principally nitrogen) environment wafer handling systems. The traditional atmospheric wafer handling systems include fully integrated automated wafer handling platforms for
open, ambient air in-line wafer handling platforms.   The inert environment
wafer handling systems include fully integrated, automated wafer handling
platforms for at or above atmospheric pressure cluster tools.   The Company is
currently upgrading its initial line of products that were launched in fiscal 1997.

ATMOSPHERIC WAFER HANDLING SYSTEMS

The Company is developing its second generation atmospheric wafer handling systems, atmospheric Front End (AFE), to handle wafer sizes from 150mm to 300mm in diameter. The AFE is expected to offer two to four cassette or FOUP staging
locations and may be operated in Class 1 clean room environments.   These
configurations are being developed to meet broad market requirements. The AFE is being designed for 200mm and 300mm wafer open cassettes and 300mm wafer FOUP applications.

The Company plans to incorporate its single scara-arm AcuTran 7 atmospheric transfer robot, which is presently under development, and, if required, the Company's AcuLigner wafer aligner into the AFE systems.

ATMOSPHERIC TRANSFER ROBOTS

Building on its experience in developing transfer robots and employing its magnetic direct drive technology, the Company is developing the AcuTran 7, its next-generation atmospheric transfer robot, to handle up to 300mm wafers. The Company plans for these robots to be a standard feature of the Company's AFE in-line wafer handling systems, to be constructed to SEMI standards and to be sold separately for use with other atmospheric wafer handling applications. The Company is also developing a wet environment robot, the AquaTran 7, which has the same features as the AcuTran 7 with the addition of wet environment capability. The Company's robots incorporate DSP technology and patented time optimal trajectory software to control and monitor their operation.

OTHER ATMOSPHERIC WAFER HANDLING MODULES

Atmospheric Aligners.   The Company's AcuLigner 3 wafer aligner has been
developed for fast one-step 150mm to 300mm wafer alignment by optically sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position.

INERT ENVIRONMENT WAFER HANDLING SYSTEMS

In 1997, the Company introduced a new central wafer handling system to address market needs for reduced water vapor environment central handling systems for high temperature wafer processing (e.g. rapid thermal processing and epitaxial
deposition).   Building upon its expertise in vacuum central wafer handling systems and modules, the Company developed the Atmospheric Express 500 and 600 "inert" environment wafer handling system for 150mm to 200mm wafers. This inert environment central wafer handling system transfers wafers at or above
atmospheric pressure in a principally nitrogen environment.   The Atmospheric
Express incorporate robots and modules from the Company's vacuum wafer handling product line. The Company has developed the Atmospheric Express 6000 and 7000 to handle up to 300mm wafers.

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

CONTROLS SOFTWARE

The Company provides tool control ClusterLink 3 system software to control its vacuum wafer handling systems, graphical user interface, and process modules. The software interfaces with process tool controllers and provides environment control, profiled load lock pumping and venting, error recovery diagnostics, safety control, and scheduling of wafer transfers. When providing a turn-key solution that includes the Company's system control and scheduling software, the Company is able to provide guarantees relating to throughput and particle contamination.

FACTORY AUTOMATION SOFTWARE

Manufacturing Execution Systems ("MES") software is designed to control plant floor operations and fill the gap between control applications and enterprise resource planning ("ERP") systems. MES applications coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications. The Company provides integrated MES products for controlling complex manufacturing processes, a flexible, distributed MES framework for improved scalability and integration, and object-based software tools for customization and equipment integration. The Company's products are generally categorized within four product families: CELLworks(R), FACTORYworks(TM), STATIONworks and Xsite.

CELLworks is a set of software tools for developing manufacturing applications that manage, monitor and coordinate equipment, material and operators. These object-based tools are designed to provide an integrated environment for building and deploying applications that are independent of specific manufacturing devices, hardware platforms and databases.

FACTORYworks is a set of integrated, graphical MES application modules that allow customers to configure their factory resources and process plans, track inventory and orders, collect and analyze production data, monitor equipment, dispatch work orders to manufacturing operators and trace consumption of components into finished products.

These modules provide tools that are designed to allow customers to define manufacturing workflow and extend and customize the standard applications to meet site-specific needs.

STATIONworks is a packaged set of tools that integrates process and production data from various equipment with MES systems, including the Company's FACTORYworks product. STATIONworks includes a library of equipment interface drivers (currently 150 unique drivers) that are provided as a part of the Tool-Object-Model (TOM) portion of the product. The product also provides a common service architecture that gives customers the capability to develop customer services that are re-usable across various applications.

Xsite is an integrated software package providing a computerized means of controlling many aspects of maintenance activity, from breakdown analysis and work order control to condition monitoring and preventive maintenance scheduling. The product provides the ability to display and utilize charts, diagrams and drawings.

CUSTOMERS

The Company's customers for wafer and flat panel display substrate handling systems are primarily OEMs and semiconductor manufacturers who are retrofitting the vacuum automation of their process equipment or developing advanced process equipment for internal use; for MES software products, the Company's customers are primarily semiconductor manufacturers. The Company's current customers are primarily located in the United States, Japan, South Korea, Taiwan, Singapore,
and Europe.   The Company intends to market its developing family of atmospheric central wafer handling equipment to its existing customers in the vacuum and flat panel display markets and other potential customers.

Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in fiscal 1998, fiscal 1997, and fiscal 1996 accounted for 61%, 60%, and 55% of the Company's revenues, respectively. In fiscal 1998, fiscal 1997, and fiscal 1996, Lam Research Corporation ("Lam") accounted for 16%, 17%, and 17% of the Company's revenues, respectively. A reduction or delay in orders from Lam or other significant customers could have a material adverse effect on the Company's results of operations. See, "Factors That May Affect Future Results--Customer Concentration," in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12, "Geographic, Significant Customers, and Related Party Information," in Consolidated Financial Statements for further discussion.

MARKETING, SALES AND CUSTOMER SUPPORT

The Company markets and sells its wafer and substrate handling systems and modules in the United States, Japan, South Korea, Taiwan and Europe through its direct sales and marketing organization. The selling process for the Company's products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different organization levels to provide planning and product customization and to assure open communication and support. In addition, the Company markets its MES software products through its direct sales force in North America, Europe, and Singapore and through distributors in Japan and Korea. Since the Company's foreign distributors are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products.

The Company's marketing activities also include participation in trade shows, publication of articles in trade journals, participation in industry forums and distribution of sales literature. To enhance this communication and support, particularly with its international customers, the Company maintains technology centers in California, British Columbia, Germany, South Korea, Taiwan, Singapore, and Japan. These facilities, together with the Company's headquarters, maintain demonstration equipment for customers to evaluate. Customers are also encouraged to discuss the features and applications of the Company's demonstration equipment with the Company's engineers located at these facilities. The Company also maintains regional sales and service personnel in Taiwan, the United Kingdom, and Texas and maintains a software technology center in Canada.

The Company has recently experienced significant growth in foreign revenues. In fiscal 1998, fiscal 1997, and fiscal 1996, foreign revenues accounted for 41%, 38% and 25%, respectively, of the Company's revenues. The Company expects foreign revenues to continue to represent a significant percentage of total revenues in the foreseeable future. However, there can be no assurance that geographical growth rates, if any, in the foreseeable future, particularly in Japan and South Korea which are suffering regional economic downturns, will be comparable to those achieved in recent years. See "Factors That May Affect Future Results--Risks of International Sales and Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 12 to the Company's Consolidated Financial Statements for further discussion.

In 1998, the Company developed a new sales and marketing tool, a process tool throughput simulator, to enable the evaluation of various wafer handling system configurations to identify the preferred tool configuration for a specific application. This tool simulates the movement of wafers with execution times, scheduling algorithms, and flow sequences similar to those of actual process tools and outputs this information visually. This tool is capable of comparing multiple tool configurations simultaneously for preferred fit comparison.

The Company provides support to its customers with (i) telephone technical support access 24-hours a day, 365 days a year, (ii) direct training programs and (iii) operating manuals and other technical support information for the Company's products. The Company maintains spare parts inventories in all of its locations to enable its personnel to serve the Company's customers and repair their products more efficiently.


COMPETITION

The semiconductor and flat panel display process equipment manufacturing industries are highly competitive and characterized by continual change and improvement in technology. Although other independent companies sell vacuum and atmospheric wafer and flat panel display substrate handling automation systems and vacuum transfer robots to OEMs, the Company believes that its primary competition is from the larger, integrated semiconductor and flat panel display OEMs that satisfy their substrate handling needs in-house rather than by purchasing handling systems or modules from an independent source such as the Company. Such OEMs comprise the majority of the Company's current and potential customers. Applied Materials, Inc. ("Applied Materials"), the leading process equipment OEM, develops and manufactures its own central wafer handling systems and modules. The Company believes that most vacuum central wafer handling systems and modules are manufactured in-house by OEMs. Many of the companies in these industries have significantly greater research and development, clean room manufacturing, marketing and financial resources than the Company.

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

The Company's sale of its products for the flat panel display process equipment market is heavily dependent upon its penetration of the Japanese market. The Company is also seeking to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, the Company may be at a competitive disadvantage to Japanese suppliers. See "Factors That May Affect Future Results--Risks of International Sales and Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

The Company believes that the primary competitive factors in the market for MES software are product functionality, price/performance, ease of use, hardware and software platform, vendor reputation and financial stability. The Company believes its products currently compete favorably with other systems on the primary factors listed above. The Company also believes that the relative importance of these competitive factors may change over time. The Company experiences direct competition in the semiconductor industry from various competitors, including Applied Materials-Consilium and Promis.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are focused on developing new products for the semiconductor and flat panel display process equipment industries and further enhancing the functionality, reliability and performance of existing products. The Company's engineering, marketing, operations, and management personnel have developed close collaborative relationships with many of their customer counterparts and have used these relationships to identify market demands and target its research and development to meet those demands. The Company's current research and development efforts include the continued development and enhancement of the Company's semiconductor and flat panel display products, including 300mm Marathon Express vacuum central wafer handling systems and modules, fourth generation flat panel display substrate handling systems and modules, MES and station control software, and atmospheric handling systems and modules.

There can be no assurance that the Company will be able to develop new products effectively, to enhance its existing products, or to respond effectively to technological changes or new industry standards or developments on a timely basis, if at all. In fiscal 1998, fiscal 1997, and fiscal 1996, the Company's research and product development expenses were $22.7 million, $20.6 million and $18.3 million, respectively, representing 22.7%, 18.9%, and 16.3% of the Company's revenues, respectively. See, "Factors That May Affect Future Results-- New Products and Rapid Technological Change," in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

MANUFACTURING

The Company's manufacturing operations consist primarily of product assembly, integration, and testing. The Company has adopted stringent quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of its products. The Company is ISO 9001 certified.

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


PATENTS AND PROPRIETARY RIGHTS


The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, the Company believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. It is the Company's policy to require all technical and management personnel to enter into nondisclosure agreements. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. There can be no assurance that any patent obtained will provide protection or be of commercial benefit to the
Company, or that its validity will not be challenged.   Despite these efforts,
there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets. As of September 30, 1998, the Company had obtained 27 United States patents and had 29 United States patent applications pending on its behalf. In addition, the Company had obtained 12 foreign patents and had 75 foreign patent applications pending on its behalf. The Company's United States patents expire at various times from 1999 to 2017. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Others may have filed and in the future may file patent applications that are similar or identical to those of the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. The Company had received notice from General Signal Corporation ("General Signal") alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of the Company's products. The notification advised the Company that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, Inc. ("Applied Materials"). According to a press release issued by Applied Materials, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to the Company. Applied Materials has not contacted the Company regarding these newly-acquired patents. The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Any patent litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's intellectual property rights it may seek to enter into a royalty or licensing arrangement. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially and adversely affect the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results--Intellectual Property Risks" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

BACKLOG

Backlog for the Company's products as of September 30, 1998, totaled $35.1 million. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period.

EMPLOYEES

As of September 30, 1998, the Company had approximately 495 employees. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company are covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

The Company has a seven-year lease, ending May 2002, for its headquarters and manufacturing facility. The facility has two stories with approximately 130,000 square feet of space located in Chelmsford, Massachusetts. The Company also maintains sales and service offices in California, Japan, South Korea, Taiwan, United Kingdom, and Canada. The Company also maintains sales offices in Georgia, Oregon, Missouri, Massachusetts, Texas, Germany and Singapore. The Company believes that these facilities are adequate for its current needs and that it can obtain additional space at commercially reasonable rates when and as required.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. See, "Patents and Proprietary Rights," in the "Part I, Item 1, "Business," for a description of certain potential patent disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol "BRKS." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock, as reported by the Nasdaq National Market:

                                         High    Low
                                        ------  ------

Fiscal year ended September 30, 1998
  First quarter                         $41.13  $12.38
  Second quarter                         19.25   13.00
  Third quarter                          17.50   11.38
  Fourth quarter                         12.75    8.13

Fiscal year ended September 30, 1997
  First quarter                          19.50    9.50
  Second quarter                         19.75   14.75
  Third quarter                          19.50   12.38
  Fourth quarter                         39.75   19.00


NUMBER OF HOLDERS

As of November 27, 1998, there were 146 holders of record of the Company's Common Stock.


DIVIDEND POLICY

Other than dividends paid by Brooks Canada prior to its acquisition by the Company, the Company has never paid or declared any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

ITEM 6:  SELECTED FINANCIAL DATA (a)

(In thousands, except per share data)

Year ended September 30,                                    1998        1997       1996     1995      1994
                                                         ----------   ---------  --------  -------  --------
Consolidated statement of operations data:
Revenues (b)                                             $  99,862    $108,741   $112,730  $68,488  $38,096
Gross profit                                                27,505 (c)  44,980     54,769   34,404   20,003
Income (loss) from operations                              (25,355)(d)     436     13,257    8,248    3,627
Income (loss) before income taxes                          (22,661)       (334)    13,193    8,310    3,206
Net income (loss)                                          (18,361)     (1,601)     8,594    6,605    2,153
Dividends on preferred stock                                   521         521        521      521      521
Net income (loss) available to common
  stockholders                                            ($18,882)   $ (2,122)  $  8,073  $ 6,084  $ 1,632

Diluted earnings (loss) per share                           ($1.84)     ($0.27)     $0.94    $0.86    $0.37
Shares used in computing diluted
  earnings (loss) per share                                 10,269       7,818      9,108    7,661    5,841


As of September 30,

Consolidated financial position data:
Total assets                                             $ 140,952    $160,989   $ 78,174  $65,016  $21,080
Working capital                                             99,921     115,439     34,294   34,870    8,124
Current portion of long-term debt                              230         633      2,690    1,697      579
Long-term debt (less current portion)                          130       2,520        931      938    3,845
Redeemable convertible preferred stock                           -      10,366      9,831    9,298    8,764
Nonredeemable preferred stock, common stock,
  and other stockholders' equity (deficit)               $ 121,763    $126,870   $ 45,916  $37,768  $    (8)

(a) All financial information presented above has been retroactively restated to reflect the FASTech and Techware acquisitions that have been accounted for as poolings of interests. See Note 2 to the Consolidated Financial Statements for further discussion.
(b) Includes revenues from related party of $15.9 million, $18.2 million, $19.1 million, $10.5 million and $6.4 million in fiscal 1998, fiscal 1997, fiscal 1996, fiscal 1995, and fiscal 1994, respectively. See Note 12 to the Consolidated Financial Statements for further discussion.
(c) Gross profit for fiscal 1998 includes $6.6 million of charges that are primarily inventory-related charges. Excluding these costs, gross profit was $34.1 million.
(d) Loss from operations for fiscal 1998 includes items in (c) above, $3.7 million of acquisition-related and restructuring costs and $1.2 million of increased accounts receivable reserves and additional depreciation expense. Excluding these costs, loss from operations was $13.9 million. See Notes 2 and 14 to the Consolidated Financial Statements for further discussion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on the Company's overall interest exposure at September 30, 1998, including all interest rate sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

CURRENCY RATE EXPOSURE

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

STOCK PRICE

The stock prices of semiconductor equipment companies are subject to significant fluctuations. The stock price may be affected by a variety of factors that could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; quarterly fluctuations in the Company's actual or anticipated operating results and order levels; general conditions in the semiconductor and flat panel display industries or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers and suppliers. In addition, in recent years the stock market in general and the market for shares of small capitalization and semiconductor industry-related companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock of the Company will not decline.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-K constitute "forward-looking statements" which involve known risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include the factors that may affect future results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.

OVERVIEW

The predecessor of Brooks Automation, Inc. (the "Company") was organized in February 1989 and acquired the semiconductor wafer handling business of the Brooks Automation Division of Aeronca Electronics, Inc., a subsidiary of Fleet Aerospace Corporation, in March 1989. The Company and its predecessors have been in the semiconductor wafer handling business since 1978.

In 1992 the Company introduced the family of vacuum central wafer handling systems and modules that forms the foundation of the Company's current business. In 1994 the Company introduced a similar family of systems and modules for flat panel display substrates, including a next-generation magnetically driven vacuum transfer robot. In 1996 the Company acquired Techware Systems Corporation ("Techware"), a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997 the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers. In 1998 the Company acquired FASTech Integration, Inc. ("FASTech"), a designer and supplier of top-to-bottom integrated MES software solutions.

Many of the Company's customers purchase the Company's vacuum transfer robots and other modules before purchasing the Company's vacuum central wafer handling systems. The Company believes that once a customer has selected the Company's products for a process tool, the customer is likely to rely on those products for the life of that process tool model, which can be in excess of five years.

The Company's product revenues include sales of hardware and software products; the Company's service revenues include revenue from maintenance contracts and fixed fee application consulting contracts.

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

RESULTS OF OPERATIONS

IMPACT OF ACQUISITION-RELATED, RESTRUCTURING, AND OTHER CHARGES

In September 1998 the Company acquired FASTech in a business combination accounted for as a pooling of interests. The Company's historical Consolidated Financial Statements have been restated to include FASTech for all periods prior to the acquisition. The Company's results of operations for the year ended September 30, 1998, were significantly impacted by certain acquisition-related, restructuring, and other charges. These charges included $6.2 million of inventory-related costs, $2.4 million of acquisition-related costs, $1.5 million of restructuring charges, $0.7 million of accounts receivable reserves, $0.7 million of additional depreciation expense and $0.3 million of interest incurred on retirement of debt. The restructuring charges include costs to terminate certain employees during fiscal 1998 under a plan approved and implemented during fiscal 1998. The following table reflects the results of operations for the three years ended September 30, 1998, and the effect of the acquisition-related, restructuring, and other charges for the year ended September 30, 1998:

                                                 For the year ended September 30,
--------------------------------------------------------------------------------------------------
                                                 Acquisition-
                                                   related,
                                                 Restructuring,
                                     As Reported  and Other      Proforma           As Reported
(In thousands, except share data)       1998       Charges         1998          1997        1996
--------------------------------------------------------------------------------------------------
Revenues:
   Product                            $ 80,466   $        -      $ 80,466      $ 88,377   $ 94,085
   Services                             19,396            -        19,396        20,364     18,645
--------------------------------------------------------------------------------------------------
      Total revenues                    99,862            -        99,862       108,741    112,730
--------------------------------------------------------------------------------------------------
Cost of revenues:
   Product                              60,819       (6,579)(a)    54,240        51,404     49,551
   Services                             11,538            -        11,538        12,357      8,410
--------------------------------------------------------------------------------------------------
      Total cost of revenues            72,357       (6,579)       65,778        63,761     57,961
--------------------------------------------------------------------------------------------------
Gross profit                            27,505        6,579        34,084        44,980     54,769
--------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development             22,674         (167)(b)    22,507        20,592     18,336
   Selling, general and
     administrative                     26,464       (1,010)(c)    25,454        23,952     22,946
   Acquisition-related and
     restructuring costs                 3,722       (3,722)(d)         -             -        230
--------------------------------------------------------------------------------------------------
Income (loss) from
   operations                          (25,355)      11,478       (13,877)          436     13,257
Interest income                          3,564            -         3,564           140        407
Interest expense                           870         (345)(e)       525           910        471
--------------------------------------------------------------------------------------------------
Income (loss)
    before income taxes               $(22,661)     $11,823      $(10,838)     $   (334)  $ 13,193
--------------------------------------------------------------------------------------------------

(a) Includes $6.2 million of inventory-related charges, $0.1 million of severance costs, and $0.3 million of depreciation expense.
(b)  Includes $0.2 million of additional depreciation expense.
(c) Includes $0.7 million of additional accounts receivable reserves, $0.2 million of depreciation expense, and $0.1 million of severance and other transactions related charges.
(d) Includes $1.4 million of costs to exit duplicate facilities, $1.0 million of legal, accounting, and other transaction-related costs, and $1.3 million of severance costs.
(e) Charges reflect interest expense incurred on retirement of debt in conjunction with the Company's acquisition of FASTech.

FISCAL YEAR ENDED SEPTEMBER 30, 1998, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997:

REVENUES

Total revenues decreased 8.2% to $99.9 million in fiscal 1998 compared with
revenues in fiscal 1997.   Product revenues decreased $7.9 million (9.0%)
primarily as a result of decreases in flat panel display revenues and software revenues, which were partially offset by an increase in 200mm revenues and 300mm revenues. Services revenues decreased $1.0 million (4.8%). The decreases in product and services revenues are primarily the result of the prolonged economic downturn currently impacting the semiconductor industry and related fabrication equipment sector.

Foreign revenues for fiscal 1998 were $41.2 million (41.3% of revenues), including $31.7 million of direct sales to Asian customers, compared with foreign revenues of $41.3 million (37.9% of revenues), including $33.3 million of direct sales to Asian customers in the prior fiscal year. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 1999. However, there can be no assurance that foreign revenues particularly from Asia which is suffering regional economic downturns, will remain a strong component of the Company's total revenues.

GROSS PROFIT

Overall, gross profit as a percentage of revenues decreased to 27.5% for fiscal 1998 compared with 41.4% for fiscal 1997. Gross profit as a percentage of product revenues decreased to 24.4% compared with 41.8% for fiscal 1997. Included in the cost of product revenues for fiscal 1998 were $6.6 million of charges related primarily to inventory and severance costs. During fiscal 1998, the Company recorded an inventory-related charge of $6.2 million to provide additional reserves for slow-moving and obsolete inventories. These reserves reflect management's assessment of the currently required inventory reserve level in view of the decline in customer demand for semiconductor equipment due to a prolonged industry downturn. The gross profit percentage for product revenues before these charges in fiscal 1998 was 32.6%, a 9.2% decrease compared to the prior fiscal year primarily as a result of continued underutilization of manufacturing capacity (due in part to customer requested shipment delays primarily in the first half of fiscal 1998) and pricing pressure from volume production customers. In future periods, gross profit may be adversely affected by changes in the mix of products sold, continued pricing pressures, or increases in cost of goods.

Gross profit percentage on service revenues as a percentage of service revenues was 40.5% for fiscal 1998, as compared with 39.3% for the prior year. Included in the cost of services revenues are global support costs, which decreased 7.7% to $6.0 million (30.9% of services revenues) for fiscal 1998 from $6.5 million in the prior fiscal year. Global support costs consist primarily of personnel costs and travel expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 10.1% to $22.7 million (22.7% of revenues) from $20.6 million (18.9% of revenues) in the prior fiscal year. The increase primarily resulted from incremental spending associated with the launch of new atmospheric products and the transition to next generation vacuum wafer handling products, as the Company continues to make investments in research and development to enhance existing and develop new semiconductor and flat panel display products and software products. The Company believes that research and development expenditures are essential to maintaining its competitive position in the semiconductor and flat panel display fabrication equipment and software markets and expects these expenditure levels to continue at or above current levels in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 10.5% to $26.5 million (26.5% of revenues) for fiscal 1998 from $24.0 million (22.0% of revenues) in the prior fiscal year. Fiscal 1998 expenses include $1.0 million for additional accounts receivable reserves and increased depreciation expense. Before these charges, selling, general, and administrative expenses increased 6.3% to $25.5 million (25.5% of revenues), primarily due to the worldwide expansion of the Company's sales and administrative organizations during the first half of the year. The Company expects that expenditure levels to support the growth of its worldwide sales and administrative organizations will continue at or above current levels in the foreseeable future, reflecting the Company's commitment to further penetrate key international markets.

ACQUISITION-RELATED AND RESTRUCTURING COSTS

In fiscal 1998 the Company incurred acquisition-related costs of $2.4 million that consisted principally of $1.4 million of costs to exit duplicate facilities, and $1.0 million of legal, accounting, and other transaction-related costs. In addition, the Company incurred $1.3 million of severance costs in fiscal 1998.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased to $3.6 million for fiscal 1998 from $0.1 million in the prior fiscal year. The increase in interest income is due to higher cash and investment balances during fiscal 1998, resulting primarily from the Company's $80.8 million public stock offering in September 1997. Interest expense in fiscal 1998 remained relatively unchanged from $0.9 million in the prior fiscal year. Interest expense in fiscal 1998 included $0.3 million of acquisition-related deferred financing costs due to retirement of debt in conjunction with the acquisition of FASTech.

INCOME TAX PROVISION (BENEFIT)

The Company recorded a net tax benefit of $4.3 million for fiscal 1998, primarily due to the anticipated future tax benefit of domestic net operating losses and research and development tax credit carryforwards generated during 1998, which were partially offset by the $2.3 million increase in the deferred tax asset valuation allowance.

FISCAL YEAR ENDED SEPTEMBER 30, 1997, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996:

REVENUES

Total revenues decreased 3.5% to $108.7 million in fiscal 1997 compared with
revenues in fiscal 1996.   Product revenues decreased $5.7 million (6.1%)
primarily as a result of a decrease in 200mm vacuum central wafer handling systems and components and atmospheric products, which was partially offset by an increase in 300mm, flat panel display, and software products. The Company attributes lower fiscal 1997 revenues to a broad decline in capital spending by the semiconductor manufacturing equipment industry, which adversely affected the Company's revenue particularly in the first half of fiscal 1997. Services revenues increased $1.7 million (9.2%).

Foreign revenues for fiscal 1997 increased 46.3% to $41.3 million (37.9% of revenues), including $33.3 million of direct sales to Asian customers, compared with foreign revenues of $28.2 million (25.0% of revenues), including
$19.3 million of direct sales to Asian customers in the prior fiscal year. The increase in foreign revenues is primarily attributable to shipments of 200mm and 300mm central wafer handling systems and flat panel display systems to customers primarily in Japan and South Korea.

GROSS PROFIT

The overall gross profit as a percentage of revenues decreased to 41.4% for fiscal 1997 from 48.6% for fiscal 1996. Gross profit as a percentage of product
revenues decreased to 41.8% compared with 47.3% for fiscal 1996.   The decrease
in the gross profit percentage is primarily attributable to underutilization of manufacturing capacity, higher concentration of shipments of lower gross margin platforms, and to a lesser extent, pricing pressures and higher new product introduction costs.

The gross profit percentage for service revenues was 39.3% for fiscal 1997, a decrease of 15.6% from the prior year primarily due to an increase in global support costs. Global support costs increased 103.1% to $6.5 million (31.9% of services revenues) in fiscal 1997 from $3.2 million (17.2% of service revenues) in the prior fiscal year. The increase in global support costs resulted from the expansion of the Company's global support organization in support of the international growth of its customer base.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 12.3% to $20.6 million (18.9% of revenues) in fiscal 1997 from $18.3 million (16.3% of revenues) in the prior fiscal year. During fiscal 1997, the Company continued to make investments in research and development to enhance existing and develop new semiconductor and flat panel display products and software products. As a percentage of revenues, the increase in research and development expenses reflects the effect on the Company's cost structure of the lower revenue level in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 4.4% to $24.0 million (22.0% of revenues) for fiscal 1997 from $22.9 million (20.4% of revenues) in the prior fiscal year.

INTEREST INCOME AND INTEREST EXPENSE

Interest income decreased to $0.1 million for fiscal 1997 from $0.4 million in the prior fiscal year. The decrease in interest income is due to lower cash and investment balances during fiscal 1997 compared with fiscal 1996. Interest expense in fiscal 1997 increased to $0.9 million from $0.5 million in the prior fiscal year. The increase in interest expense is due primarily to higher borrowings.

INCOME TAX PROVISION (BENEFIT)

During fiscal 1997, the Company recorded a net tax provision of $1.3 million due primarily to an increase in the deferred tax asset valuation allowance and a net foreign tax provision resulting largely from the net taxable income of the Company's foreign subsidiaries. These amounts were slightly offset by the tax benefit of domestic operating loss and tax credit carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's principal source of liquidity consisted of $68.2 million in cash and cash equivalents, compared to $75.3 million at September 30, 1997. The Company had working capital of $99.9 million as of September 30, 1998, compared with $115.4 million at September 30, 1997.

In fiscal 1998 cash and cash equivalents decreased $7.1 million as a result of $6.8 million in cash used for investing and financing activities, partially offset by $1.8 million in cash generated by operating activities and a $1.8 million adjustment due to conforming the FASTech fiscal year end with the Company's fiscal year end. (See Note 2 to the Consolidated Financial Statements.)

In fiscal 1998 the Company generated operating cash flow of $1.8 million, despite a net loss of $18.4 million for the year, as compared with $2.7 million
of cash used in operating activities in fiscal 1997.   The improvement in
operating cash flow was due primarily to changes in the balances of operating assets and liabilities (primarily decreases in accounts receivable and inventory), as well as adjustments for noncash charges such as depreciation and amortization and deferred income taxes, offset by a decrease in accounts payable and the net loss for the year.

The Company's primary investing activities encompassed capital spending aggregating $4.4 million for business information systems including computer hardware and software, as well as headquarters facility improvements. The Company expects to continue to make capital expenditures to support its business activities.

In connection with the September 1998 acquisition of FASTech, the Company retired $2.5 million of 9% subordinated notes with an original maturity date of
June 2004.   Other financing activities consisted primarily of proceeds from stock option exercises and employee stock purchase plan activity, as well as net repayments of borrowings under a domestic credit facility. During fiscal 1998, the Company elected to terminate its primary domestic and international credit facility. Additionally, certain other domestic credit facilities expired September 30, 1998, and were not extended by the Company.

The Company believes that current cash and cash equivalent balances will be adequate to fund planned working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS

The year 2000 issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four digits to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company may be affected by year 2000 issues related to noncompliant information technology ("IT") systems or non-IT systems operated or sold by the Company or by third parties. The Company has substantially completed assessment of its internal IT systems and non-IT systems. At this point in its assessment, the Company is not currently aware of any year 2000 problems relating to systems operated or sold by the Company that would have a material adverse effect on the Company's business, results of operations, or financial condition without taking into account the Company's efforts to avoid such problems.

Although the Company believes that its systems are year 2000 compliant, the Company utilizes third-party equipment and software that may not be year 2000 compliant. In addition, the Company's products and software are often sold to be integrated into or interfaced with third-party equipment or software.
Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur anticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal IT and non-IT system year 2000 issues which could, among other things, have a material adverse effect on the Company suppliers and orders. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the

Company does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material sales delays from its major customers due to year 2000 issues, there can be no assurance that these third parties will not experience year 2000 problems or that any problems would not have an adverse material effect on the Company's business, results of operations and financial condition. Because the cost and timing of year 2000 compliance by third parties such as suppliers, service providers and customers is not within the Company's control, the Company cannot give any assurance with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve year 2000 compliance.

The Company has no contingency plan in the event year 2000 problems relating to its operations arise. The Company's failure to develop a contingency plan could have a material adverse effect on the Company's business, results of operations and financial condition.

To the extent that the Company does not identify any material non-compliant IT systems or non-IT systems operated by the Company or by third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systematic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both statements are effective for the Company for fiscal 1999. Adoption of these statements will not have an impact on the Company's results of operations or financial position.

In October 1997 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The Company will adopt SOP 97-2 effective October 1, 1998. Adoption of this statement will not have a material impact on the Company's results of operations or financial position.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS AND MARKET PRICE OF SECURITIES

The Company's operating results have in the past fluctuated and may in the future continue to fluctuate significantly depending upon a variety of factors. Such factors may include: the demand for semiconductors in general; cyclicality in the market for semiconductor manufacturing equipment and software products; the timing and size of orders from the Company's customer base; the ability of the Company to manufacture, test and deliver products in a timely and cost effective manner; the ability of the Company's competitors to obtain orders from the Company's customers; the timing of new product announcements and releases by the Company and its competitors; the mix of products sold by the Company; and competitive pricing pressures.

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

DEPENDENCE ON SEMICONDUCTOR INDUSTRY

The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and is presently experiencing a period of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. The Company's financial condition, revenues and results of operations have been materially and adversely affected by the semiconductor industry downturns and may be materially adversely affected by future downturns. The Company believes that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment. In addition the Company believes (on the basis of its experience during the course of the present downturn) that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, future financial condition and results of operations.

CUSTOMER CONCENTRATION

Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in fiscal 1998, fiscal 1997, and fiscal 1996 accounted for 61%, 60%, and 55% of the Company's revenues, respectively. In fiscal 1998, fiscal 1997, and fiscal 1996, sales to Lam Research Corporation ("Lam"), the Company's largest customer in these periods, accounted for 16%, 17%, and 17% of the Company's revenues, respectively. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. The Company's customers, including Lam, generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from Lam or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON OEM CUSTOMERS; LENGTHY SALES CYCLE

The Company's products are principally sold to OEMs, which incorporate the Company's products into their equipment. Due to the significant capital commitments usually incurred by semiconductor and flat panel display manufacturers in their purchases of these OEMs' equipment, these manufacturers demand highly reliable products which may require several years for OEMs to develop. The Company's revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of its OEM customers in developing and marketing equipment incorporating the Company's products.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

During fiscal 1998, fiscal 1997, and fiscal 1996, the Company derived 41%, 38% and 25% of its revenues from customers located outside the United States. The Company anticipates that international revenues will continue to account for a significant portion of its revenues. To support its international customers, the Company maintains subsidiaries in several countries including Japan, South Korea, Taiwan and Singapore. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers.

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

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

The semiconductor and flat panel display manufacturing industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue. The Company's success will depend upon its ability to enhance its existing products and to develop and market new products to meet customer requirements.
Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs and market acceptance of the Company's products and its customers' products. Currently, the Company's major development programs include expanding its product offerings of semiconductor substrate handling systems to address emerging industry requirements for 300mm wafer and fourth generation flat panel substrates, as well as wafer handling systems and modules for atmospheric process tools. In addition, the Company continues to develop and enhance its MES and process control software product offerings. There can be no assurance that the Company will adjust to changing market conditions or be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

ATTRACTION AND RETENTION OF KEY PERSONNEL

Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well-trained domestic and international personnel. There are a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. Competition for such personnel is intense and there can be no assurance that the Company will attract and retain personnel necessary for the development of its business.

RISKS ASSOCIATED WITH ACQUISITIONS

The Company completed the acquisition of FASTech on September 30, 1998, and intends to pursue, from time to time, potential acquisitions of businesses, products, and technologies that could complement or expand the Company's business.

The combination of the Company and FASTech will require, among other things, integration of the companies' respective products, technologies, management information systems, distribution channels and key personnel, and the coordination of their sales, marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully, if at all. If significant difficulties are encountered in the integration of the existing products or technologies or the development of new products and technologies, resources could be diverted from new product development; and delays in new product introductions could occur. The integration of operations and technologies will require the dedication of management and other personnel which may distract their attention from the day-to-day business of the Company, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Failure to successfully accomplish the integration and development of the two companies' operations and technologies would likely have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company currently has no commitments or agreements with respect to any material potential acquisitions. There can be no assurance that the Company will be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired businesses, products or technologies into the Company's existing business and products. The negotiation of potential acquisitions as well as the integration of an acquired business particularly in the months immediately following the acquisition of FASTech could cause diversion of management's time and resources. Acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses. If any such acquisition were to occur, there can be no assurance that, whether or not consummated, any such acquisition would not have a material adverse effect on the Company's business, future financial condition, and results of operations.

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

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. The Company had received notice from General Signal Corporation ("General Signal") alleging infringements of patents then owned by General Signal relating to cluster tool architecture, by certain of the Company's products. The notification advised the Company that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, Inc. ("Applied Materials"). According to a press release issued by Applied Materials, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to the Company. Applied Materials has not contacted the Company regarding these patents.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      Page
                                                                           ----
Financial Statements:
Consolidated Balance Sheet at September 30, 1998 and 1997................   28
Consolidated Statement of Operations for the three years
  ended September 30, 1998...............................................   29
Consolidated Statement of Changes in Nonredeemable Preferred
  Stock, Common Stock, and Other Stockholders' Equity for
  the three years ended September 30, 1998...............................   30
Consolidated Statement of Cash Flows for the three years
  ended September 30, 1998...............................................   31
Notes to Consolidated Financial Statements...............................  32-43
Report of Independent Accountants........................................   44

Financial Statement Schedules:
Report of Independent Accountants on Financial Statement Schedule........   45
Schedule II, Valuation and Qualifying Accounts...........................   46

                            BROOKS AUTOMATION, INC.
                          CONSOLIDATED BALANCE SHEET

(In thousands, except share-related data)                             SEPTEMBER 30,
ASSETS                                                              1998        1997
                                                                  --------------------
Current assets:
   Cash and cash equivalents                                      $ 68,161   $ 75,253
   Accounts receivable, net of allowance for
    doubtful accounts of $1,898 and $776, respectively,
    and including related party receivables of $2,365
    and $5,204, respectively                                        20,701     33,360
   Inventories                                                      19,589     23,253
   Prepaid expenses and other current assets                         3,535      2,191
   Deferred income taxes                                             6,106      1,710
                                                                  --------   --------
      Total current assets                                         118,092    135,767

   Fixed assets, net                                                18,606     21,349
   Other assets                                                      4,254      3,873
                                                                  --------   --------
      Total assets                                                $140,952   $160,989
                                                                  --------   --------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
 AND NONREDEEMABLE PREFERRED STOCK, COMMON STOCK, AND
 OTHER STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capital lease
    obligations                                                   $    230   $    633
   Accounts payable                                                  5,505      9,912
   Deferred revenue                                                  2,935      2,326
   Accrued compensation and benefits                                 3,430      3,477
   Accrued acquisition-related and restructuring costs               2,254          -
   Accrued expenses and other current liabilities                    3,817      3,980
                                                                  --------   --------
      Total current liabilities                                     18,171     20,328

Long-term debt and capital lease obligations                           130      2,520
Deferred income taxes                                                  888        905
                                                                  --------   --------
      Total liabilities                                             19,189     23,753
                                                                  --------   --------

Commitments and contingency (Note 13)                                    -         -

Redeemable convertible preferred stock, $0.01 par value;
 2,946,988 shares authorized, issued and outstanding at
 September 30, 1997                                                      -     10,366
                                                                  --------   --------
Nonredeemable preferred stock, common stock, and other
 stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding                              -          -
   Series E convertible preferred stock, $0.01 par value;
    70,000 shares authorized, issued, and outstanding at
    September 30, 1997                                                   -        152
   Common stock, $0.01 par value; 21,500,000 shares
    authorized; 11,007,281 and 10,196,892 shares issued
    and outstanding, respectively                                      110        102

   Additional paid-in capital                                      128,839    117,700
   Cumulative translation adjustment                                  (536)      (106)
   Deferred compensation                                              (119)      (416)
   Retained earnings (accumulated deficit)                          (6,531)     9,438
                                                                  --------   --------
      Total nonredeemable preferred stock, common
        stock, and other stockholders' equity                      121,763    126,870
                                                                  --------   --------
      Total liabilities, redeemable convertible
       preferred stock, nonredeemable preferred stock,
       common stock, and other stockholders' equity               $140,952   $160,989
                                                                  --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       YEAR ENDED SEPTEMBER 30,
(In thousands, except per share data)                            1998           1997           1996
                                                               --------       --------        --------
                                                              Fiscal 1998    Fiscal 1997   Fiscal 1996
Revenues:
   Product, including related party revenues of $15,878,
      $18,176, and $19,109, respectively                       $ 80,466       $ 88,377        $ 94,085
   Services                                                      19,396         20,364          18,645
                                                               --------       --------        --------
      Total revenues                                             99,862        108,741         112,730
                                                               --------       --------        --------
Cost of revenues:
   Product                                                       60,819         51,404          49,551
   Services                                                      11,538         12,357           8,410
                                                               --------       --------        --------
      Total cost of revenues                                     72,357         63,761          57,961
                                                               --------       --------        --------

Gross profit                                                     27,505         44,980          54,769
                                                               --------       --------        --------

Operating expenses:
   Research and development                                      22,674         20,592          18,336
   Selling, general and administrative                           26,464         23,952          22,946
   Acquisition-related and restructuring costs                    3,722              -             230
                                                               --------       --------        --------
      Total operating expenses                                   52,860         44,544          41,512
                                                               --------       --------        --------

Income (loss) from operations                                   (25,355)           436          13,257
Interest income                                                   3,564            140             407
Interest expense                                                    870            910             471
                                                               --------       --------        --------
Income (loss) before income taxes                               (22,661)          (334)         13,193
Income tax provision (benefit)                                   (4,300)         1,267           4,599
                                                               --------       --------        --------

Net income (loss)                                               (18,361)        (1,601)          8,594
Dividends on preferred stock                                        521            521             521
                                                               --------       --------        --------
Net income (loss) attributable to common stockholders          $(18,882)      $ (2,122)       $  8,073
                                                               ========       ========        ========

Earnings (loss) per share:
   Basic                                                       $  (1.84)      $  (0.27)      $    1.06
   Diluted                                                     $  (1.84)      $  (0.27)      $    0.94

Shares used in computing earnings (loss) per share:
   Basic                                                         10,269          7,818           7,628
   Diluted                                                       10,269          7,818           9,108


  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN NONREDEEMABLE PREFERRED STOCK,
                 COMMON STOCK, AND OTHER STOCKHOLDERS' EQUITY

                                           CONVERTIBLE                                                        RETAINED
                                            PREFERRED     COMMON     ADDITIONAL     CUMULATIVE    DEFERRED    EARNINGS
                                              STOCK      STOCK AT      PAID-IN     TRANSLATION    COMPEN-   (ACCUMULATED
(In thousands)                               SERIES E    PAR VALUE     CAPITAL      ADJUSTMENT     SATION     DEFICIT)      TOTAL
                                           ------------  ---------  -------------  ------------  ---------- ------------  ----------

BALANCE AT SEPTEMBER 30, 1995                   $ 152        $ 76      $ 34,181         $(136)      $(139)   $  3,634      $ 37,768
Shares issued under stock option
   and purchase plans                                           1           419                                                 420
Purchase and retire treasury stock                                         (184)                                               (184)

Amortization of deferred compensation                                                                  29                        29
Dividends on preferred stock                                                                                     (521)         (521)

Currency translation adjustments                                                          (43)                                  (43)

Elimination of Techware net income
   for the three months ended
   December 31, 1995                                                                                             (147)         (147)

Net income                                                                                                      8,594         8,594
                                        -------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                     152          77        34,416          (179)       (110)     11,560        45,916
                                        -------------------------------------------------------------------------------------------
Public offering                                                23        80,739                                              80,762
Shares issued under stock option
   and purchase plans                                           2           831                                                 833
Deferred compensation                                                       368                      (368)                        -
Amortization of deferred compensation                                                                  62                        62
Dividends on preferred stock                                                                                     (521)         (521)

Income tax benefit from stock
   options                                                                  926                                                 926
Currency translation adjustments                                                           73                                    73
Issuance of warrants attached to
   subordinated debt                                                        420                                                 420
Net loss                                                                                                       (1,601)       (1,601)

                                        -------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997                     152         102       117,700          (106)       (416)      9,438       126,870
                                        -------------------------------------------------------------------------------------------
Shares issued under stock option
   and purchase plans                                           1           749                                                 750
Acquisitions                                     (152)          7        10,899                                   160        10,914
Deferred compensation                                                      (208)                      208                         -
Amortization of deferred compensation                                                                  89                        89
Dividends on preferred stock                                                                                     (521)         (521)

Income tax adjustment from
   stock options                                                           (301)                                               (301)

Currency translation adjustments                                                         (430)                                 (430)

Elimination of FASTech net loss
   for the three months ended
   December 31, 1997                                                                                            2,753         2,753
Net loss                                                                                                      (18,361)      (18,361)

                                        -------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998             $       -          $110      $128,839         $(536)      $(119)   $ (6,531)     $121,763
                                        -------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(In thousands)                                                YEAR ENDED SEPTEMBER 30,
                                                      1998             1997              1996
                                                    --------        ----------        ---------
                                                   Fiscal 1998      Fiscal 1997       Fiscal 1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $(18,361)       $   (1,601)       $   8,594
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                    8,146             6,137            4,141
      Compensation expense related to
       stock options                                      89                62               29
      Deferred income taxes                           (4,396)            1,085             (654)
      Changes in operating assets and
       liabilities:
         Accounts receivable                          15,324            (3,652)          (9,938)
         Inventories                                   3,822            (5,555)          (5,005)
         Prepaid expenses and other
          current assets                              (1,373)               94              624
         Accounts payable                             (4,161)            1,064            1,966
         Deferred revenue                                398               297             (355)
         Accrued compensation and benefits               517               (15)           1,019
         Accrued acquisition-related and
          restructuring costs                          2,254                 -                -
         Accrued expenses and other
          current liabilities                           (453)             (603)             934
                                                    --------        ----------        ---------
            Net cash provided by (used in)
               operating activities                    1,806            (2,687)           1,355
                                                    --------        ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                             (4,401)           (7,725)         (11,530)
Increase in other assets                                (190)           (2,063)          (1,200)
                                                    --------        ----------        ---------
   Net cash used in investing activities              (4,591)           (9,788)         (12,730)
                                                    --------        ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) borrowings under
 lines of credit                                           -            (2,019)           1,032
Payments on long-term debt                            (2,986)             (692)            (723)
Issuance of long-term debt                                 -             2,500                -
Proceeds from sale and leaseback
 of equipment                                              -               258              451
Proceeds from issuance of
 common stock, net of issuance costs                     750            81,595              420
Purchase and retire treasury stock                         -                 -             (253)
                                                    --------        ----------        ---------
   Net cash provided by (used in)
    financing activities                              (2,236)           81,642              927
                                                    --------        ----------        ---------
Elimination of net cash activities
 of FASTech for the three months
 ended December 31, 1997                              (1,761)                -                -
                                                    --------        ----------        ---------
Effects of exchange rate changes
 on cash and cash equivalents                           (310)              (98)             (22)
                                                    --------        ----------        ---------
Net increase (decrease) in cash
 and cash equivalents                                 (7,092)           69,069          (10,470)
Cash and cash equivalents,
 beginning of year                                    75,253             6,184           16,654
                                                    --------        ----------        ---------
Cash and cash equivalents,
 end of year                                        $ 68,161        $   75,253        $   6,184
                                                    ========        ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
Cash paid during the year for
 interest                                           $    385       $       866        $     502
Cash paid during the year for
 income taxes                                       $    240       $     1,517        $   4,300
SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under
 capital lease                                      $      -       $       258        $   1,081

Deferred compensation related to stock options      $   (208)     $        368        $       -

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

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Brooks Automation, Inc. (the "Company") is an independent supplier of material handling robots, modules, real-time software and controls, fully integrated cluster tool platforms and manufacturing execution systems ("MES") software to semiconductor, flat panel display, and data storage manufacturers worldwide. Founded in 1978, the Company has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment. In fiscal 1996 the Company acquired Techware Systems Corporation ("Techware"), which designs and supplies integrated equipment control software for the semiconductor and related industries. In 1998 the Company acquired FASTech Integration, Inc. ("FASTech"), which designs, develops, markets, and supports an integrated suite of MES workflow software products for the semiconductor, electronics, and general discrete manufacturing industries.

    SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The acquisitions of Techware and FASTech have been accounted for as poolings of interests, and the accompanying consolidated financial statements have been restated to include the financial position and results of operations of Techware and FASTech for all periods prior to the acquisitions. (See Note 2.)

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

    REVENUE RECOGNITION

    Revenue from product sales and software license sales is recorded upon shipment to the customer provided that no significant obligations remain and collection of the related receivable is probable. When insignificant obligations remain after shipment of the product, the Company accrues the estimated costs of such obligations upon shipment. A provision for product warranty costs is recorded at the time of sale. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.

    Revenue from services is recognized as the services are rendered. Revenue from fixed fee application consulting contracts is recognized using the percentage-of-completion method of contract accounting based on the ratio that costs incurred to date bear to estimated total costs at completion. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. Losses, if any, are provided for in the period in which such losses are first identified by management. For maintenance contracts, service revenue is recognized ratably over the term of the maintenance contract.

    CASH AND CASH EQUIVALENTS

    The Company invests its excess cash in repurchase agreements with major banks, U. S. government securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1998, cash and cash equivalents include $44.3 million and $23.9 million of securities which are classified as available-for-sale and held to maturity, respectively, and for which cost approximates fair value. At September 30, 1997, cash and cash equivalents include $44.1 million and $31.2 million of securities which are classified as available-for-sale and held to maturity, respectively, and for which cost approximates fair value.

    INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The Company provides inventory reserves for excess, obsolete, or damaged inventory based on changes in customer demand, technology, and other economic factors. While the Company often uses sole source suppliers for certain key components

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    and common assemblies to achieve quality control and the benefits of economies of scale, the Company believes that these parts and materials are readily available from several supply sources.

    FIXED ASSETS

    Fixed assets are recorded at cost and depreciated over their estimated useful lives which range from 3 to 5 years for computer equipment and software, 5 to 7 years for machinery and equipment, and 3 to 10 years for furniture and fixtures using the straight-line method. Equipment held under capital leases is recorded at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the leases. Leasehold improvements and equipment held under capital leases are amortized over the shorter of their estimated useful lives or the term of the respective leases. Repair and maintenance costs are expensed as incurred.

    PATENTS

    The Company capitalizes the direct costs associated with obtaining patents. Capitalized patent costs are amortized using the straight-line method over the shorter of seven years or the estimated economic life of the patents.

    RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the related product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products.

    STOCK-BASED COMPENSATION

    The Company's stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense on stock option grants to employees for a fixed number of shares is recognized only to the extent that the exercise price on the date of grant is less than the current fair market value of the Company's common stock. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with SFAS No. 123.

    INCOME TAXES

    Deferred income tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Deferred income tax expense or benefit represents the change in the net deferred tax asset and liability balances.

    FOREIGN CURRENCY

    The functional currency of the Company's international subsidiaries is the local currency. Accordingly, foreign currency financial statements of the Company's international subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of consolidated other stockholders' equity.

    EARNINGS PER SHARE

    Earnings per share has been calculated in accordance with SFAS No. 128, "Earnings per Share," which was adopted as required in fiscal 1998. All previously reported earnings per share data presented herein have been restated. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share in loss years exclude common share equivalents, as their inclusion would have an anti-dilutive effect.

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both statements are effective for the Company for fiscal 1999. Adoption of these statements will not have any effects on the Company's results of operations or financial position.

    In October 1997 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The Company will adopt SOP 97-2 effective October 1, 1998. Adoption of this statement will not have a material impact on the Company's results of operations or financial position.

    In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.

2.  ACQUISITIONS

    In September 1998 the Company acquired FASTech and issued 852,428 shares of common stock in exchange for all of the outstanding common and preferred shares of FASTech. In connection with this acquisition, the Company incurred $2.4 million of costs, consisting primarily of transaction costs to effect the acquisition and costs to exit duplicate facilities. See Note 14. As a result of conforming dissimilar year-ends, FASTech's results of operations for the year ended December 31, 1997, have been combined with the Company's results of operations for the year ended September 30, 1997. The results of operations for fiscal 1998 are for the twelve months ended September 30, 1998, for both the Company and FASTech. FASTech's unaudited results of operations for the three months ended December 31, 1997, (including revenues, operating loss, and net loss of $5.0 million, $1.0 million, and $2.8 million, respectively) are included in the consolidated statement of operations for both the fiscal years ended September 30, 1998 and 1997. Therefore, an amount equal to FASTech's net loss for the three months ended December 31, 1997, was eliminated from consolidated retained earnings for the year ended September 30, 1998.

    Revenue and net income for the previously separate companies are as follows:

                                     (unaudited)
                                       FOR THE            FOR THE YEAR
                                  NINE MONTHS ENDED     ENDED SEPTEMBER 30,
                                    JUNE 30, 1998       1997         1996
(In thousands)
  Net revenue:
  Brooks Automation, Inc.              $ 67,166      $ 86,409     $ 90,432
  FASTech                                12,384        22,332       22,298
--------------------------------------------------------------------------
                                       $ 79,550      $108,741     $112,730
--------------------------------------------------------------------------
  Net income (loss):
  Brooks Automation, Inc.              $ (4,782)     $    806     $  8,497
  FASTech                                (7,447)       (2,407)          97
--------------------------------------------------------------------------
                                       $(12,229)     $ (1,601)    $  8,594


                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  In February 1996 the Company acquired Techware Systems Corporation ("Techware") and issued 462,189 shares of common stock in exchange for all the outstanding shares of Techware. In connection with this acquisition, the Company incurred expenses of $230,000, consisting primarily of transaction
  costs to effect the acquisition.   As a result of conforming dissimilar year-
  ends, Techware's results of operations for the year ended December 31, 1995, have been combined with the Company's results of operations for the year ended September 30, 1995. The results of operations for fiscal 1996 are for the twelve months ended September 30, 1996, for both the Company and Techware. Techware's unaudited results of operations for the three months ended December 31, 1995, (including revenues and net income of $1.8 million and $0.1 million, respectively) are included in the consolidated statement of operations for both the fiscal years ended September 30, 1996 and 1995. Therefore, an amount equal to Techware's net income for the three months ended December 31, 1995, was eliminated from consolidated retained earnings for the year ended September 30, 1996.

  Both of the above acquisitions were accounted for as poolings of interests, and the Company's Consolidated Financial Statements have been restated to include the financial position and results of operations of FASTech and Techware for all periods prior to the acquisitions.

3.   INVENTORIES

  Inventories consist of the following (in thousands):

                                                      SEPTEMBER 30,
                                                  1998            1997
------------------------------------------------------------------------
  Raw materials and purchased parts             $  8,815        $ 14,750
  Work-in-process                                  7,878           7,745
  Finished goods                                   2,896             758
------------------------------------------------------------------------
                                                 $19,589        $ 23,253
------------------------------------------------------------------------

4.    FIXED ASSETS

 Fixed assets consist of the following (in thousands):

                                                      SEPTEMBER 30,
------------------------------------------------------------------------
                                                    1998          1997
  Computer equipment and software                $ 17,215       $ 14,887
  Machinery and equipment                          11,811         11,517
  Furniture and fixtures                            5,173          4,195
  Leasehold improvements                            5,486          4,941
------------------------------------------------------------------------
                                                   39,685         35,540
  Less accumulated depreciation and amortization   21,079         14,191
------------------------------------------------------------------------
                                                  $18,606        $21,349
------------------------------------------------------------------------

  Included in the above amounts is computer equipment and software and machinery and equipment acquired under capital leases of $2.6 million as of September 30, 1998 and 1997. Accumulated amortization on fixed assets under capital lease was $2.3 million and $1.8 million at September 30, 1998 and 1997, respectively. Amortization expense for fixed assets under capital leases was $0.5 million, $0.6 million, and $0.4 million for the years ended September 30, 1998, 1997, and 1996, respectively.

5.    DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt consists of the following (in thousands):

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                             SEPTEMBER 30,
                                                                           1998         1997
                                                                          ------       ------

       FASTech subordinated note payable due June 30, 2004                $   -        $2,108
       Subordinated note payable, principal payments in monthly
          installments of $5, interest payable monthly at prime plus
          2.75% per annum (11.25% at September 30, 1997)                      -           182
       Capital lease obligations at rates of 5% to 21% per annum
          secured by certain fixed assets, expiring at various dates
          through November 2000                                             360           863
                                                                          ------       ------
                                                                            360         3,153
       Less current portion                                                 230           633
                                                                          ------       ------

                                                                          $ 130        $2,520
                                                                          ------       ------

During fiscal 1998, the Company elected to terminate its primary domestic and international credit facilities. There were no borrowings outstanding under these credit facilities at September 30, 1998.

In July 1997 the Company issued $2.5 million of subordinated notes with attached warrants to certain stockholders that were due June 30, 2004. The Company was required to make quarterly interest payments on the subordinated notes at the rate of 9% per year. In connection with the issuance of the subordinated notes and warrants, the Company recorded a discount on the subordinated notes of $420,000 to reflect the value of the warrants, as determined by use of the Black-Scholes option pricing model. The outstanding balance of the note was repaid and the remaining discount of $0.3 million was expensed at the end of the fourth quarter of fiscal 1998 in conjunction with the acquisition of FASTech. (See Note 2.)

6.   INCOME TAXES

The components of the income tax provision (benefit) are as follows (in thousands):


                                 YEAR ENDED SEPTEMBER 30,
                               1998       1997       1996
                              -------    ------     ------
       Current:
          Federal             $  (888)   $ (987)    $3,893
          State                     5        12        625
          Foreign                (212)    1,157        735
                              -------    ------     ------
                               (1,095)      182      5,253
                              -------    ------     ------
       Deferred:
          Federal              (2,704)      644       (197)
          State                  (499)      380       (448)
          Foreign                  (2)       61         (9)
                              -------    ------     ------
                               (3,205)    1,085       (654)
                              -------    ------     ------

                              $(4,300)   $1,267     $4,599
                              -------    ------     ------

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of income (loss) before income taxes are as follows (in thousands):

                                            YEAR ENDED SEPTEMBER 30,
                                         1998         1997         1996
                                       --------     -------      -------
       Domestic                        $(22,297)    $(1,925)     $11,720
       Foreign                             (364)      1,591        1,473
                                       --------     -------      -------

                                       $(22,661)    $  (334)     $13,193
                                       --------     -------      -------

The significant components of the net deferred tax asset are as follows (in thousands):

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                   1998         1997         1996
                                                                                 -------      -------      -------
       Deferred tax assets:
          Reserves not currently deductible                                      $ 4,670      $ 2,316      $ 1,424
          Foreign and state tax credit carryforwards                               4,022        3,150        2,344
          Net operating loss carryforwards                                         3,393          232          130
          Other                                                                      444            -           61
                                                                                --------      -------      -------
            Gross deferred tax assets                                             12,529        5,698        3,959
                                                                                --------      -------      -------
       Deferred tax liabilities:
          Depreciation and amortization                                             (881)      (1,059)        (676)
          Other                                                                      (34)        (183)         (60)
                                                                                --------      -------      -------
           Gross deferred tax liabilities                                           (915)      (1,242)        (736)
       Deferred tax asset valuation allowance                                     (5,929)      (3,651)      (1,334)
                                                                                --------      -------      -------

                                                                                $  5,685      $   805      $ 1,889
                                                                                --------      -------      -------

The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                   1998         1997         1996
                                                                                 --------     -------      -------
       Taxes computed at federal statutory rate                                  $(7,931)     $ (110)      $4,615
       State income taxes, net of federal benefit                                   (494)       (277)         249
       Research and development tax credits                                         (840)       (870)        (697)
       Foreign sales corporation tax benefit                                           -        (381)        (325)
       Foreign income taxed at different rates                                       266         407          161
       Nondeductible transaction expenses                                            195           -          110
       Change in deferred tax asset valuation allowance                            2,278       2,317          313
       Permanent differences                                                          90          50           31
       Elimination of FASTech provision for the 3 months
        ended December 31, 1997                                                    1,334           -            -
       Other                                                                         802         131          142
                                                                                 -------      ------       ------
                                                                                 $(4,300)     $1,267       $4,599
                                                                                 -------      ------       ------

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested. A valuation allowance has been established for certain of the future domestic income tax benefits primarily related to income tax loss carryforwards and temporary differences based on management's

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment that it is more likely than not that such benefits will not be realized. The Company's valuation allowance increased to $5.9 million at September 30, 1998.

As of September 30, 1998, the Company had federal and state net operating losses of approximately $17.2 million and federal and state research and development tax credit carryforwards of approximately $4.4 million available to reduce future tax liabilities, which expire at various dates through 2018. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions.

7.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

The redeemable convertible preferred stock was converted into the Company's common stock on September 30, 1998, in conjunction with the acquisition of FASTech by the Company (see Note 2). As of September 30, 1997 and 1996, redeemable convertible preferred stock, $.01 par value, recorded at issuance price plus accumulated accretion and net of issuance costs, consisted of the following (in thousands):

                                                                                         1997      1996
                                                                                       --------  --------
       Series D, 942,909 shares authorized, issued and outstanding                      $ 4,733   $ 4,462
       Series C, 600,000 shares authorized, issued and outstanding                        1,951     1,853
       Series B, 480,572 shares authorized, issued and outstanding                        1,431     1,362
       Series A, 923,507 shares authorized and issued , 731,156 outstanding               2,251     2,404
                                                                                        -------   -------

                                                                                        $10,366   $10,081
                                                                                        -------   -------

Redeemable convertible preferred stockholders were entitled to the number of votes equal to the number of shares of common stock that each share of redeemable preferred stock was convertible. The redeemable preferred stock was convertible into common stock at the option of the stockholder based upon a conversion rate as defined by the related agreement. In the event of a public offering of the Company's common stock resulting in gross proceeds of at least $10 million, the redeemable preferred stock would have converted into common stock upon the effective date of the registration statement. Dividends were cumulative and accrued at the rate of $0.28, $0.16, $0.14, and $0.128 per share on the Series D, Series C, Series B, and Series A redeemable convertible preferred stock, respectively. On the earlier of June 30, 2004, or the repayment of the subordinated note described in Note 5, the Company would have been required to redeem the redeemable convertible preferred stock.

8. NONREDEEMABLE PREFERRED STOCK, COMMON STOCK, AND OTHER STOCKHOLDERS EQUITY

PREFERRED STOCK

As of September 30, 1998 and 1997, there were 1 million shares of preferred stock, $0.01 par value per share authorized; but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights, and preferences as the Board of Directors may determine.

SERIES E CONVERTIBLE PREFERRED STOCK

The Series E convertible preferred stock was converted into the Company's common stock on September 30, 1998, in conjunction with the FASTech acquisition by the Company (see Note 2). Series E convertible preferred stockholders were entitled to the number of votes equal to the number of shares of common stock into which each share of Series E preferred stock was convertible. The Series E preferred stock was convertible into common stock at the option of the stockholder based upon a conversion rate as defined by the related agreement. In the event of a public offering of the Company's common stock resulting in gross proceeds of at least $10 million, the Series E preferred stock would have converted into common stock upon the effective date of the registration statement. In the event of liquidation of the Company, holders of Series E convertible preferred stock were entitled to receive, in preference to any distribution to the common stockholders, $3.50 per share, subject to anti-dilution adjustments, plus any accrued but unpaid dividends.

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Earnings Per Share

The following table is a summary of net income (loss) used in calculation of basic and diluted earnings per share (in thousands):

                                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                  1998         1997         1996
                                                                                --------      -------      ------

 Net income (loss) attributable to common
   stockholders used in calculating basic
   earnings per share                                                           $(18,882)     $(2,122)     $8,073

  Dividends on preferred stock                                                         -            -         521
                                                                                --------      -------      ------
 Net income (loss) used in calculation of
    diluted earnings per share                                                  $(18,882)     $(2,122)     $8,594
                                                                                --------      -------      ------

The following table is a summary of shares used in calculating basic and diluted earnings per share (in thousands):

                                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                 1998          1997         1996
                                                                                --------      -------      ------
    Weighted average number of shares outstanding
     used in computing basic earnings per share                                   10,269        7,818       7,628

    Dilutive securities:
      Common stock options                                                             -            -         776
      Redeemable convertible preferred stock                                           -            -         686
      Convertible preferred stock                                                      -            -          18
                                                                                --------      -------      ------
    Shares used in computing
     diluted earnings per share                                                   10,269        7,818       9,108
                                                                                --------      -------      ------

10.  Stock Plans

1995 EMPLOYEE STOCK PURCHASE PLAN

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Plan") which enables eligible employees to purchase shares of the Company's common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 150,000 shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the market price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 1998, the Company has reserved 40,279 shares of common stock for issuance under the 1995 Plan.

1992 COMBINATION STOCK OPTION PLAN

The 1992 Combination Stock Option Plan (the "1992 Plan") allows for the grant of non-qualified and incentive stock options for the purchase of up to 1,550,000 shares of the Company's common stock, net of cancellations, by employees, directors or consultants who provide services to the Company. The Board of Directors of the Company is responsible for administration of the 1992 Plan. Stock options granted under the plan have generally been granted at exercise prices, as determined by the Board of Directors, of not less than the fair value per common share on the date of the grant. Both non-qualified and incentive stock options are exercisable at various dates as determined by the Board of Directors. Incentive stock options are exercisable either within 10 years of the date of grant or within 5 years of the date of grant for employees holding greater than 10% of the Company's voting stock.

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

The 1993 Non-Employee Director Stock Option Plan (the "Director Plan") allows for the issuance of stock options to directors who provide services to the Company. In fiscal 1997, the Company's stockholders approved an increase in the number of shares issuable under the Director Plan from 90,000 to 190,000 shares. The price of the stock options is determined by the Board of Directors and are priced at not less than the fair market value on the date of grant. Options vest over a five year period.

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

STOCK OPTIONS OF ACQUIRED COMPANY

In connection with the FASTech acquisition, the Company assumed 80,351 options in September 1998. These assumed options were granted at prices equal to the fair value at the date of grant, become exercisable in installments (generally ratably over five years), and expire ten years from the date of grant. The Company does not intend to issue any additional options under the FASTech stock option plans.

Aggregate stock option activity for all plans for the two years ended September 30, 1998 and 1997, is as follows:

                                           SEPTEMBER 30, 1998              SEPTEMBER 30 ,1997            SEPTEMBER 30, 1996
                                                    Weighted Average                Weighted Average               Weighted Average
                                     Options         Exercise Price      Options     Exercise Price     Options      Exercise Price
                                    ---------       ----------------    ---------   ----------------   ---------   ----------------

  Outstanding at beginning of year  1,265,196            $ 8.09         1,318,834          $ 6.25      1,108,321        $ 3.37
   Granted                            159,121             17.04           151,113           19.73        766,510         15.42
   Canceled                          (302,271)            13.29           (49,449)          12.69       (430,609)        17.19
   Exercised                          (69,511)             2.83          (155,302)           2.00       (125,388)         1.69
                                    ---------                           ---------                      ---------

  Outstanding at end of year        1,052,535            $ 8.30         1,265,196          $ 8.09       1,318,834       $ 6.25
                                    ---------       ----------------    ---------   ----------------   ----------   ---------------

  Options exercisable at end
    of year                           551,162            $ 4.67           337,893          $ 3.24        248,827        $ 2.37

  Weighted-average fair value of                         $ 9.74                            $12.71                       $ 9.26
   options granted

  Options available for future
    grant                             971,525
                                    ---------


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants made during fiscal 1998, fiscal 1997, and fiscal 1996: No dividend yield, risk free interest rates of 5.5% to 6.3%, expected option term of four years, expected forfeiture rate of 2.5%, and a volatility factor of 100%. The following table summarizes information about stock options outstanding at September 30, 1998:

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            Weighted-
  Average                                    Average         Weighted
  Range of             Outstanding          Remaining        Average                       Weighted-
  Exercise               as of           Contractual Life    Exercise      Number           Average
   Prices          September 30, 1998       (In Years)        Price      Exercisable     Exercise Price
----------------  -------------------    ----------------   ----------   -----------     ------------------
 $ 0.83 - $ 1.67         38,584                 4.3          $ 1.02        32,834            $ 0.94
 $ 2.21 - $ 2.43        475,500                 3.5            2.31       392,250              2.31
 $ 4.71 - $10.50         59,256                 5.6            7.14        25,113              4.80
 $11.00                 268,400                 7.8           11.00        72,350             11.00
 $11.50 - $14.75        137,400                 8.4           12.80         9,450             12.29
 $15.62 - $23.54         37,101                 7.3           20.42        10,859             19.73
 $47.07                  36,294                 5.6           47.07         8,306             47.07
----------------  -------------------    ----------------   ----------   ------------     -------------

                      1,052,535                 5.6          $ 8.30       551,162            $ 4.67
----------------  -------------------    ----------------   ----------   ------------     -------------

Had compensation expense for the Company's option grants to employees been determined based on the fair value at the date of grant and for shares of common stock purchased pursuant to the Employee Stock Purchase Plan, consistent with the methods prescribed by SFAS No. 123, the pro forma effect on the Company's net income would have been as follows:

                                                     For the year ended September 30,
(In thousands, except per share data)                    1998       1997     1996
-------------------------------------                  ---------  --------  ------

  Pro forma net income (loss) attributable to
   Common Stockholders                                 $(20,721)  $(3,061)  $7,474

  Pro forma basic earnings per share                   $  (2.02)  $ (0.39)  $ 0.98
   Pro forma diluted earnings per share                $  (2.02)  $ (0.39)  $ 0.82

Because most options vest over several years and additional option grants are expected to be made subsequent to September 30, 1998, the results of applying the fair value method may have a materially different effect on proforma net income in future years.

RIGHTS DISTRIBUTION

In July 1997, the Board of Directors declared a dividend of one preferred share purchase right (a "right") for each share of common stock outstanding on August 12, 1997. Each right entitles the registered holder to purchase

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the Company, upon certain triggering events, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Shares"), of the Company, at a purchase price of $135 per one one-thousandth of a Series A Preferred Share, subject to adjustment. Redemption of the rights could generally discourage a merger or tender offer involving the securities of the Company that is not approved by the Company's Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The rights will expire on the earlier of (i) July 31, 2007, or (ii) the date on which the rights are redeemed. The terms of the rights may generally be amended by the Board of Directors without the consent of the holders of the rights.

11.  BENEFIT PLAN

The Company sponsors defined contribution plans that meets the requirements of
Section 401(k) of the Internal Revenue Code. All domestic employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest on a pre-tax basis a percentage of their annual salary subject to statutory limitations. The Company's contribution expense was $0.2 million, $0.2 million, and $0.1 million in fiscal 1998, fiscal 1997, and fiscal 1996, respectively.

12.  GEOGRAPHIC, SIGNIFICANT CUSTOMERS, AND RELATED PARTY INFORMATION

Net revenues by geographic area are as follows (in thousands):

                                 For the year ended September 30,
                         1998                 1997                 1996
                         ----                 ----                 ----
North America     $58,613     59%     $ 67,484     62%     $ 84,536     75%
Asia               31,679     32%       33,304     31%       19,315     17%
Europe              9,570      9%        7,953      7%        8,879      8%
                  -------    ----     --------    ----     --------    ----
                  $99,862    100%     $108,741    100%     $112,730    100%
                  -------    ----     --------    ----     --------    ----


One of the Company's Directors is an executive with one of the Company's customers. Net revenue recognized from this customer was $15.9 million, $18.2 million, and $19.1 million in fiscal 1998, 1997, and 1996, respectively. Amounts due from this customer included in accounts receivable at September 30, 1998 and 1997, were $2.4 million and $5.3 million, respectively. Related party amounts included in accounts receivable are on standard terms and manner of settlement.

The Company did not have any other single customer that accounted for more than 10% of the Company's net revenues in fiscal 1998, fiscal 1997, and fiscal 1996. A financial instrument which potentially exposes the Company to concentration of credit risk is accounts receivable, as the Company's customers are concentrated in the semiconductor industry and relatively few customers account for a significant portion of the Company's revenues. At September 30, 1998 and 1997, three customers accounted for approximately 34% and 39%, respectively, of accounts receivable. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

13.  COMMITMENTS AND CONTINGENCY

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating and capital leases (Notes 4 and 5) that expire through 2003. Rent expense under operating leases for fiscal 1998, fiscal 1997, and fiscal 1996 was $4.6 million, $3.2 million, and $2.5 million, respectively. Future minimum lease payments under operating and capital leases with initial or remaining noncancelable terms of one or more years are as follows as of September 30, 1998 (in thousands):

                            BROOKS AUTOMATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          CAPITAL  OPERATING
           YEAR                                           LEASES    LEASES
           ----                                           -------  ---------
           1999                                              $263     $1,850
           2000                                               113      1,822
           2001                                                 8      1,498
           2002                                                 0      1,636
           2003                                                 0         12
           Thereafter                                           0          0
                                                          -------  ---------
           Total minimum lease payments                      $384     $6,818
           Less amount representing interest                   24  =========
                                                          -------
           Net present value of minimum lease payments       $360
                                                          =======

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

14.  RESTRUCTURING COSTS

During fiscal year 1998, the Company approved and implemented a restructuring program designed to align the Company's cost structure with lower revenue levels indicative of the recent decline in demand for semiconductor equipment. These actions involved approximately 120 employees, all of whom were terminated prior to September 30, 1998. Accordingly, during fiscal 1998, the Company recorded a charge of $1.3 million related to the restructuring program, primarily for employee severance costs. No significant amount remained accrued at September 30, 1998.

In addition, the Company recorded charges of $1.4 million in connection with its acquisition of FASTech (see Note 2), reflecting estimated costs to exit duplicate facilities. This amount is primarily comprised of estimated lease costs on FASTech's former headquarters facility and was included in accrued expenses at September 30, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Brooks Automation, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in nonredeemable preferred stock, common stock and other stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Boston, Massachusetts
November 19, 1998

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Brooks Automation, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 19, 1998 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Boston, Massachusetts
November 19, 1998

                            BROOKS AUTOMATION, INC.
          SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                             Additions
                                                                             ---------
(In thousands)                                           Balance at   Charged to   Charged to    Deductions    Balance
                                                         beginning    costs and    other         and           at end
Description                         Year ended           of year      expenses     accounts      write-offs    of year
----------------------------------  ------------------  ----------    --------     -----------   ----------    -------

Allowance for doubtful accounts:
                                    September 30, 1998  $      776    $  1,295     $    -        $    (173)    $ 1,898

                                    September 30, 1997         840         322          -             (386)        776

                                    September 30, 1996         563         516          -             (239)        840


Deferred tax asset valuation
  allowance:                        September 30, 1998       3,651       2,278          -              -         5,929

                                    September 30, 1997       1,334       2,317          -              -         3,651

                                    September 30, 1996       1,021         313          -              -         1,334

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

                                    PART IV

ITEM 14.  EXHIBITS

(a)  1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements and financial statement schedule of the Company are listed in the index under Part II, Item 8, in this Form 10-K.

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or notes thereto.

 (a) 3.  EXHIBITS
-----------------

Exhibit No.                                                            Reference
-----------                                                            ---------

2.01         Merger Agreement relating to the reincorporation of the       A**
             Registrant in Delaware

2.02         Agreement and Plan of Merger relating to the combination      L**
             of FASTech Integration, Inc. with the Registrant

3.01         Certificate of Incorporation of the Registrant                A**

3.02         Bylaws of the Registrant                                      A**

3.03         Certificate of Designation of Series A Junior                 H**
             Participating Preferred Stock

4.01         Specimen Certificate for shares of the Registrant's           A**
             Common Stock

4.02         Description of Capital Stock (contained in the                A**
             Certificate of Incorporation of the Registrant, filed as Exhibit 3.01)

4.03         Rights Agreement dated July 23, 1997                          I**

10.01        Agreement between the Registrant and Robert J. Therrien       A**

10.02        Employment Agreement between the Registrant and               A**
             Robert J. Therrien dated as of October 1, 1994*

10.03        Employment Agreement between the Registrant and               A**
             Stanley D. Piekos*

10.04        Intentionally Omitted

10.05        Intentionally Omitted

10.06        Form of Indemnification Agreement for directors and           A**
             officers of the Registrant

10.07        Form of Selling Stockholder's Agreement                       B**

10.12        Revolving Credit and Security Agreement with U.S. Trust       A**

10.13        Loan and Security Agreement with the Massachusetts Business   A**
             Development Corporation

10.14        Guarantee of Robert J. Therrien of Revolving Credit           A**
             Agreement with US Trust and Release

10.18        Lease Extension Agreement                                     C**

10.19        Headquarters Lease                                            B**

10.20        Loan Agreement between Brooks Automation, Inc. and            D**
             U.S. Trust dated June 25, 1996

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

10.23        Revolving Loan Note First Amendment dated April 30, 1997      F**

10.24        Participation Agreement dated April 30, 1997                  F**

10.25        Loan Agreement Second Amendment dated June 30, 1997           G**

10.26        Loan Agreement First Amendment dated June 3, 1997             G**

10.27        Amendment to Master Short Term Foreign Currency               G**
             Borrowing Agreement with Core States Bank dated
             June 3, 1997

10.28        Employment Agreement between the Registrant and            Filed
             Ellen Richstone*                                           herewith

21.01        Subsidiaries of the Registrant                             Filed
                                                                        herewith

23.01        Consent of PricewaterhouseCoopers LLP                      Filed
                                                                        herewith

27.01        Financial Data Schedule                                    Filed
                                                                        herewith

99.01        1993 Nonemployee Director Stock Option Plan                   J* **

99.02        1992 Combination Stock Option Plan                            K* **

99.30        1995 Employee Stock Purchase Plan                             E**
____________________

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

I Incorporated by reference to the Company's current report on Form 8-K filed on August 7, 1997.

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

L Incorporated by reference to the Company's current report on Form 8-K filed on October 15, 1998.

*    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.


(b)  REPORTS ON FORM 8-K
-------------------------

There were no reports on Form 8-K filed during the fiscal year ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BROOKS AUTOMATION, INC.


Date:  December  29, 1998         By:  /s/ Robert J. Therrien
                                       -----------------------------
                                       Robert J. Therrien, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURE                          TITLE                        DATE
            ---------                          -----                        ----
/s/  Robert J. Therrien              Director and President (Principal      December 29, 1998
----------------------------------   Executive Officer)
     Robert J. Therrien

/s/  Ellen B. Richstone              Senior Vice President                  December 29, 1998
----------------------------------   and Chief Financial Officer
     Ellen B. Richstone              (Principal Financial Officer)

/s/  Deborah D. Fox                   Principal Accounting Officer          December 29, 1998
----------------------------------
     Deborah D. Fox

/s/  Roger D. Emerick                 Director                              December 29, 1998
----------------------------------
     Roger D. Emerick

/s/  Amin J. Khoury                   Director                              December 29, 1998
----------------------------------
     Amin J. Khoury