Form 10-Q
period 1998-12-31
BROOKS AUTOMATION INC
filed 1999-02-16
CIK 933974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the quarterly period ended:   December 31, 1998

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

          As of February 9, 1999, there were outstanding 11,046,250 shares of the Company's Common Stock, $0.01 par value.

          This report, including all exhibits and attachments, contains 20 pages.

                            BROOKS AUTOMATION, INC.

                                     INDEX


                                                                                          Page
PART I.        FINANCIAL INFORMATION                                                     Number
-------        ---------------------                                                     ------
Item 1          Financial Statements:

                Condensed Consolidated Balance Sheet at December 31, 1998,
                and September 30, 1998                                                        3

                Condensed  Consolidated Statement of Operations for the three months
                ended December 31, 1998 and 1997                                              4

                Condensed Consolidated Statement of Cash Flows for the three months
                ended December 31, 1998 and 1997                                              5

                Notes to Condensed Consolidated Financial Statements                         6-7

Item 2          Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                8-11

Item 3          Quantitative and Qualitative Disclosures about Market Risk                   12

Risk Factors                                                                                 13-16

PART II.        OTHER INFORMATION
--------        -----------------

Item 6          Exhibits and Reports on Form 8-K                                             17

Signatures                                                                                   18

                            BROOKS AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


(In thousands, except share data)
                                             December 31,     September 30,
                                                 1998              1998
                                            ---------------  ---------------
                                              (unaudited)
Assets
Current assets:
 Cash and cash equivalents                        $ 70,411         $ 68,161
 Accounts receivable, net of
    allowance for doubtful accounts
    of $1,898 and including related
    party receivables of $906 and
    $2,365, respectively                            18,660           20,701
 Inventories                                        17,237           19,589
 Prepaid expenses and other
    current assets                                   1,866            3,535
 Deferred income taxes                               6,204            6,106
                                                  --------         --------
    Total current assets                           114,378          118,092

Fixed assets, net                                   18,255           18,606
Other assets                                         4,532            4,254
                                                  --------         --------
    Total assets                                  $137,165         $140,952
                                                  ========         ========

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                 $  2,938         $  5,505
 Deferred revenue                                    3,086            2,935
 Accrued expenses and other
    current liabilities                              9,052            9,731
                                                  --------         --------
    Total current liabilities                       15,076           18,171

Long-term debt and capital
    lease obligations                                   35              130
Deferred income taxes                                  738              888
                                                  --------         --------
    Total liabilities                               15,849           19,189
                                                  --------         --------

Stockholders' equity:
 Preferred stock, $0.01 par
    value; 1,000,000 shares
    authorized;  none issued
    and outstanding                                      -                -
 Common stock, $0.01 par value;
    21,500,000 shares authorized;
    11,019,270 and 11,007,281
    shares issued and outstanding,
    respectively                                       110              110
 Additional paid-in capital                        128,884          128,839
 Cumulative translation adjustment                    (461)            (536)
 Deferred compensation                                (111)            (119)
 Accumulated deficit                                (7,106)          (6,531)
                                                  --------         --------
    Total stockholders' equity                     121,316          121,763
                                                  --------         --------
    Total liabilities and
    stockholders' equity                          $137,165         $140,952
                                                  ========         ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

(In thousands, except share data)

                                        Three months ended December 31,
                                              1998           1997
                                           ----------    ----------
Revenues:
 Product, including related
   party revenues of $705
   and $4,745, respectively                   $15,155       $25,033
 Services                                       4,654         4,615
                                              -------       -------
   Total revenues                              19,809        29,648
                                              -------       -------

Cost of revenues:
 Product                                        8,568        15,038
 Services                                       2,500         2,971
                                              -------       -------
   Total cost of revenues                      11,068        18,009
                                              -------       -------

Gross profit                                    8,741        11,639
                                              -------       -------
Operating expenses:
 Research and development                       4,092         6,744
 Selling, general and
   administrative                               5,727         7,075
                                              -------       -------
   Total operating expenses                     9,819        13,819
                                              -------       -------

Loss from operations                           (1,078)       (2,180)
Interest income                                   757           955
Interest expense                                   33           265
                                              -------       -------

Loss before income taxes                         (354)       (1,490)
Income tax provision                              221         1,364
                                              -------       -------

Net loss                                         (575)       (2,854)
Dividends on preferred
 stock                                              -          (131)
                                              -------       -------

Net loss attributable to
 common stockholders                          $  (575)      $(2,985)
                                              =======       =======

Loss per share:
 Basic                                        $ (0.05)      $ (0.29)
 Diluted                                      $ (0.05)      $ (0.29)

Shares used in computing loss
   per share:
 Basic                                         11,010        10,194
 Diluted                                       11,010        10,194


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                   Three months ended December 31,
(In thousands)                                                                        1998                 1997
                                                                                   -----------          ----------
Cash flows from operating activities
Net loss                                                                           $      (575)         $   (2,854)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization                                                         1,686               2,024
   Compensation expense related to common stock options                                      8                  26
   Deferred income taxes                                                                  (330)              1,334
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 2,078               4,647
     Inventories                                                                         2,376              (2,940)
     Prepaid expenses and other current assets                                           1,703                (347)
     Accounts payable                                                                   (2,568)                262
     Deferred revenue                                                                      174                (178)
     Accrued expenses and other current liabilities                                       (851)               (718)
                                                                                   -----------          ----------
        Net cash provided by operating activities                                        3,701               1,256
                                                                                   -----------          ----------

Cash flows from investing activities
Purchases of fixed assets                                                               (1,292)             (1,624)
Increase in other assets                                                                  (235)               (413)
                                                                                   -----------          ----------
        Net cash used in investing activities                                           (1,527)             (2,037)
                                                                                   -----------          ----------

Cash flows from financing activities
Payments on long-term debt                                                                (102)               (322)
Proceeds from sale and leaseback of equipment                                                -                 258
Proceeds from issuance of common stock                                                      45                 292
                                                                                   -----------          ----------
        Net cash (used in) provided by financing activities                                (57)                228
                                                                                   -----------          ----------


Elimination of net cash activities of FASTech for the three
  months ended December 31, 1997                                                             -              (1,761)
                                                                                   -----------          ----------

Effects of exchange rate changes on cash and cash equivalents                              133                (284)

                                                                                   -----------          ----------
Net increase (decrease) in cash and cash equivalents                                     2,250              (2,598)


Cash and cash equivalents, beginning of period                                          68,161              75,253
                                                                                   -----------          ----------

Cash and cash equivalents, end of period                                           $    70,411          $   72,655
                                                                                   ===========          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BROOKS AUTOMATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1. Basis of Presentation
   ----------------------

   The accompanying unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with the instructions to Article 10 of Securities and Exchange Commission
   Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements for the three months ended December 31, 1997, have been restated to reflect the fiscal 1998 acquisition of FASTech Integration, Inc., which was accounted for under the pooling of interests method. Certain prior year's balances have been reclassified in order to conform to the current year's presentation. For further information, refer to the audited consolidated financial statements of the Company that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

   The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year.


2. Inventories
   -----------

   Inventories consist of the following          December 31,  September 30,
   (in thousands):                                   1998           1998
                                                 ------------  -------------
    Raw materials and purchased parts                 $ 7,360        $ 8,815
    Work-in-process                                     7,037          7,878
    Finished goods                                      2,840          2,896
                                                      -------        -------
                                                      $17,237        $19,589
                                                      =======        =======

3.  Earnings Per Share
    ------------------

    The following is a summary of the shares used in computing basic and diluted earnings per share (in thousands):

                                                Three months ended December 31,
                                                        1998          1997
                                                      ------        ------
  Weighted average shares outstanding
   used in computing basic earnings
   per share                                          11,010        10,194
  Dilutive securities                                      -             -
                                                      ------        ------
  Shares used in computing diluted
   earnings per share                                 11,010        10,194
                                                      ======        ======


4. Comprehensive Income
   --------------------

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive loss, which was comprised of net loss and foreign currency translation adjustments, was $0.5 million and $3.6 million for the three months ended December 31, 1998 and 1997, respectively.

                           BROOKS AUTOMATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

5. Recent Accounting Pronouncements
   --------------------------------

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information on operating segments in interim and annual financial statements. The statement is effective for the Company for fiscal 1999; however, the Company has no interim disclosure requirements in the year of adoption. Adoption of this statement will not have a material impact on the Company's results of operations or financial position.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial position.

6. Significant Customers and Related Party Information
   ----------------------------------------------------

   For the three months ended December 31, 1998, the Company had revenues from two customers (not related parties) representing 20% and 16% of total revenues. For the three months ended December 31, 1997, the Company had revenues from a related party representing 16% of total revenues. At December 31, 1998, accounts receivable from two customers (not related parties) accounted for 14% and 11% of total accounts receivable. At September 30, 1998, accounts receivable from one customer (not a related party) represented 14% of total accounts receivable and accounts receivable from a related party represented 11% of total accounts receivable. Related party amounts included in accounts receivable are on standard terms and manner of settlement.

7. Contingency
   -----------

   There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from a third party alleging infringements of such party's patent rights by certain of the Company's products. The Company's patent counsel is investigating the claim, and the Company believes the patents claimed may be invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe that it is probable that future events related to this threatened matter will have a material adverse effect on the Company's business.

                            BROOKS AUTOMATION, INC.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Certain statements in this quarterly report constitute "forward-looking statements" which involve known risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include the factors that may affect future results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.

OVERVIEW

The predecessor of Brooks Automation, Inc. (the "Company") was organized in February 1989 and acquired the semiconductor wafer handling business of the Brooks Automation Division of Aeronca Electronics, Inc., a subsidiary of Fleet Aerospace Corporation, in March 1989. The Company and its predecessors have been in the semiconductor wafer handling business since 1978.

In 1992 the Company introduced the family of vacuum central wafer handling systems and modules that forms the foundation of the Company's current business. In 1994 the Company introduced a similar family of systems and modules for flat panel display substrates, including a next-generation magnetically driven vacuum transfer robot. In 1996 the Company acquired Techware Systems Corporation, a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997 the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers. In 1998 the Company acquired FASTech Integration, Inc. ("FASTech"), a designer and supplier of top-to-bottom integrated manufacturing execution system software solutions.

Many of the Company's customers purchase the Company's vacuum transfer robots and other modules before purchasing the Company's vacuum central wafer handling systems. The Company believes that once a customer has selected the Company's products for a process tool, the customer is likely to rely on those products for the life of that process tool model, which can be in excess of five years. The Company's product revenues include sales of hardware and software products; the Company's service revenues include revenue from maintenance contracts and application consulting contracts.

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

The Company's business is highly dependent upon the capital expenditures of semiconductor and flat panel display manufacturers, which historically have been cyclical, and the Company's ability to develop, manufacture, and sell new products and product enhancements. The Company's results will also be affected, especially when measured on a quarterly basis, by the volume, composition and timing of orders, conditions in industries served by the Company, competition, and general economic conditions.

The Company's stock is currently quoted on the Nasdaq National Market under the symbol "BRKS."

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                      For the three months ended December 31,

                                        1998                           1997
                                       --------                      ---------
Revenues:
   Product                                76.5%                          84.4%
   Services                               23.5%                          15.6%
                                       --------                      ---------
      Total revenues                     100.0%                         100.0%
                                       ========                      =========
Gross profit:
   Product                                43.5%                          39.9%
   Services                               46.3%                          35.6%
      Total gross profit                  44.1%                          39.3%

Operating expenses:
   Research and development               20.7%                          22.7%
   Selling, general and
    administrative                        28.9%                          23.9%
                                       --------                      ---------

Loss from operations                      (5.5%)                         (7.3%)

Interest income                            3.9%                           3.2%

Interest expense                          (0.2%)                         (0.9%)
                                       --------                      ---------

Loss before income taxes                  (1.8%)                         (5.0%)
                                      =========                     ==========

THREE MONTHS ENDED DECEMBER 31, 1998, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997:

Revenues

Total revenues decreased 33.2% to $19.8 million for the three months ended December 31, 1998, compared with revenues in the comparable quarter of the prior fiscal year. Product revenues decreased $9.9 million or 39.5% primarily as a result of an $8.1 million decrease in hardware revenues and a $1.8 million decrease in software revenues; and services revenues increased slightly to $4.7 million. The decrease in product revenues was primarily the result of the prolonged economic recession currently impacting the semiconductor industry and related fabrication equipment sector. Foreign revenues for the three months ended December 31, 1998, were $11.9 million (60.2% of revenues) including $7.6 million of direct sales to Asian customers, compared with foreign revenues of $10.6 million (35.7% of revenues), including $6.9 million of direct sales to Asian customers in the comparable quarter of the prior fiscal year. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 1999. However, there can be no assurance that foreign revenues particularly from Asia, which is suffering regional economic downturns, will remain a strong component of the Company's total revenues.

Gross Profit

Overall, the gross profit as a percentage of total revenues increased to 44.1% for the three months ended December 31, 1998, compared to 39.3%, in the
comparable quarter of the prior fiscal year.   The gross profit percentage for
product revenues was 43.5%, an increase from the 39.9% in the comparable quarter of the prior fiscal year primarily as a result of an improvement in the mix of products sold and reductions in costs due to recently implemented cost controls. The gross profit rate in the period is impacted by the mix of products sold during the period.

The gross profit as a percentage of services revenues increased to 46.3% for the three months ended December 31, 1998, as compared with 35.6% in the comparable quarter of the prior fiscal year primarily as a result of cost reductions. Included in the cost of services revenues are global support costs, which consist primarily of personnel costs and travel expenses.

Research and Development

Research and development expenses decreased 39.3% to $4.1 million (20.7% of revenues) for the three months ended December 31, 1998, from $6.7 million (22.7% of revenues) in the comparable quarter of the prior fiscal year. The decrease in research and development expenses in the current quarter is due primarily to lower personnel and personnel-related costs following a reduction in headcount in the second and fourth quarters of fiscal 1998 and a reduction in incremental spending, primarily consulting fees and other expenses incurred during the first quarter of fiscal 1998 related to the launch of new atmospheric products and the transition to the next generation of vacuum wafer handling products.

Selling, General and Administrative

Selling, general and administrative expenses decreased 19.1% to $5.7 million (28.9% of revenues) for the three months ended December 31, 1998, from $7.1 million (23.9% of revenues) in the comparable quarter of the prior fiscal year. The decrease in selling, general and administrative expenses is due primarily to lower personnel and personnel-related costs following a reduction in headcount in the second and fourth quarters of fiscal 1998 and expense control programs initiated during the third and fourth quarters of fiscal 1998.

Interest Income and Interest Expense

Interest income decreased to $757,000 for the three months ended December 31, 1998, from $955,000 in the comparable quarter of the prior fiscal year. The decrease in interest income is primarily due to lower interest rates. Interest expense for the three months ended December 31, 1998, decreased to $33,000 from $265,000 in the comparable period of the prior fiscal year primarily due to the fact that most of the debt outstanding was repaid during fiscal 1998. Included in the prior period's interest expense was $115,000 of deferred financing costs resulting from the repayment of the related note payable and interest on subordinated notes retired and capital leases repaid during fiscal 1998.

Income Tax Provision

The Company recorded a tax provision of $221,000 during the three months ended December 31, 1998, primarily due to taxes on revenues and profits from foreign operations.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's principal source of liquidity consisted of $70.4 million in cash and cash equivalents, compared to $68.2 million at September 30, 1998. The Company had working capital of $99.3 million as of December 31, 1998, compared to $99.9 million at September 30, 1998.

For the three months ended December 31, 1998, cash and cash equivalents increased $2.2 million primarily as a result of $3.7 million in cash generated by operating activities, partially offset by $1.6 million in cash used for investing and financing activities. The improvement in operating cash flow resulted primarily from decreases in accounts receivable, inventory, and prepaid expenses partially offset by a decrease in accounts payable and the Company's net loss adjusted for noncash items.

The Company's primary investing activities encompassed capital spending aggregating $1.3 million primarily for business information systems including computer hardware and software, as well as headquarters facility improvements. The Company expects to continue to make capital expenditures to support its business activities. Financing activities consisted primarily of repayments of long-term debt and capital lease obligations. The Company believes that current cash and cash equivalent balances will be adequate to fund planned working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS

The year 2000 issue is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four digits to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Although the Company believes that its systems are year 2000 compliant, the Company utilizes third-party equipment and software that may not be year 2000 compliant. In addition, the Company's products and software are often sold to be integrated into or interfaced with third-party equipment or software. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be vulnerable to any failures by its major suppliers, service providers, and customers to remedy their own internal IT and non-IT system year 2000 issues which could, among other things, have a material adverse effect on the Company's supplies and orders. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect its suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to year 2000 issues, there can be no assurance that these third parties will not experience year 2000 problems or that any problems would not have an adverse material effect on the Company's business, results of operations and financial condition. Because the cost and timing of year 2000 compliance by third parties such as suppliers, service providers and customers is not within the Company's control, the Company cannot give any assurance with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve year 2000 compliance.

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

                             BROOKS AUTOMATION, INC.

             ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


INTEREST RATE EXPOSURE

Based on the Company's overall interest exposure at December 31, 1998, including all interest rate sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.


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

                                  RISK FACTORS


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

Customer Concentration

Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the three months ended December 31, 1998, and in fiscal 1998 and fiscal 1997 accounted for 66%, 61%, and 60% of total revenues, respectively. In the three months ended December 31, 1998, sales to two customers (not related parties) accounted for 20% and 16% of total revenues. In fiscal 1998 and fiscal 1997, sales to Lam Research Corporation (a related party), accounted for 16% and 17% of the Company's total revenues, respectively. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from any significant customer including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks of International Sales and Operations

During the three months ended December 31, 1998, and in fiscal 1998 and fiscal 1997, the Company derived 60%, 41%, and 38% of its revenues from customers located outside the United States. The Company anticipates that international revenues will continue to account for a significant portion of its revenues. To support its international customers, the Company maintains subsidiaries in Japan, South Korea, Taiwan, and Singapore. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers.

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

Attraction and Retention of Key Personnel

Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well trained domestic and international personnel. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for the Company to hire such personnel. Competition for such personnel is intense, and there can be no assurance that the Company will attract and retain personnel necessary for the development of its business.

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

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. The Company had received notice from General Signal Corporation ("General Signal") alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of the Company's products. The notification advised the Company that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, Inc. ("Applied Materials"). According to a press release issued by Applied Materials, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to the Company. Applied Materials has not contacted the Company regarding these newly acquired patents. The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Any patent litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's intellectual property rights it may seek to enter into a royalty or licensing arrangement. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially and adversely affect the Company's business, financial condition and results of operations.

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


Item 6 (a)    EXHIBITS

              Exhibit No.
              -----------
              27.01  Financial Data Schedule


Item 6 (b)    REPORTS ON FORM 8-K

              The Company filed a Current Report on Form 8-K dated October 15, 1998, reporting the acquisition of FASTech Integration, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.



February 15, 1999                           /s/ Robert J. Therrien
----------------                           --------------------------------
[Date]                                     Robert J. Therrien
                                           Director and President
                                           (Principal Executive Officer)

February 15, 1999                          /s/ Ellen B. Richstone
-----------------                          --------------------------------
[Date]                                     Ellen B. Richstone
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)