Form 10-Q
period 1999-03-31
BROOKS AUTOMATION INC
filed 1999-05-17
CIK 933974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
For the quarterly period ended: March 31, 1999

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

                             --------------------

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

     As of May 6, 1999, there were outstanding 11,059,047 shares of the Company's Common Stock, $0.01 par value.

     This report, including all exhibits and attachments, contains 20 pages.

                            BROOKS AUTOMATION, INC.

                                     INDEX


                                                                          Page
PART I.   FINANCIAL INFORMATION                                        Number(s)
-------   ---------------------                                        ---------

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 1999
           and September 30, 1998                                          3

          Condensed Consolidated Statements of Operations for the
           six months and three months ended March 31, 1999 and 1998       4

          Condensed Consolidated Statements of Cash Flows for the
           six months ended March 31, 1999 and 1998                        5

          Notes to Condensed Consolidated Financial Statements             6-8

Item 2    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-13

Item 3    Quantitative and Qualitative Disclosures about Market Risk       14

Risk Factors                                                               15-18

PART II.  OTHER INFORMATION
--------  -----------------

Item 4    Submission of Matters to a Vote of Security Holders              19

Item 6    Exhibits and Reports on Form 8-K                                 19

Signatures                                                                 20

                            BROOKS AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands, except share data)                                                    March 31,           September 30,
                                                                                        1999                 1998
                                                                                        ----                 ----
                                                                                    (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                         $  69,277            $  68,161
   Accounts receivable, net of allowances for doubtful accounts of
     $1,981 and $1,898, respectively, and including related party
     receivables of $2,940 and $2,365, respectively                                     23,123               20,701
   Inventories                                                                          16,839               19,589
   Prepaid expenses and other current assets                                             9,075                9,641
                                                                                     ---------            ---------
     Total current assets                                                              118,314              118,092

Fixed assets, net                                                                       17,488               18,606
Other assets                                                                             4,370                4,254
                                                                                     ---------            ---------
     Total assets                                                                    $ 140,172            $ 140,952
                                                                                     =========            =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                  $   5,473            $   5,505
   Accrued expenses and other current liabilities                                       12,099               12,666
                                                                                     ---------            ---------
     Total current liabilities                                                          17,572               18,171

Other long-term liabilities                                                                759                1,018
                                                                                     ---------            ---------
     Total liabilities                                                                  18,331               19,189
                                                                                     ---------            ---------

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares authorized;
     none issued and outstanding                                                             -                    -
   Common stock, $0.01 par value; 21,500,000 shares authorized;
     11,057,058 and 11,007,281 shares issued and outstanding, respectively                 111                  110
   Additional paid-in capital                                                          129,237              128,839
   Cumulative translation adjustment                                                      (431)                (536)
   Deferred compensation                                                                  (104)                (119)
   Accumulated deficit                                                                  (6,972)              (6,531)
                                                                                     ---------            ---------
     Total stockholders' equity                                                        121,841              121,763
                                                                                     ---------            ---------
     Total liabilities and stockholders' equity                                      $ 140,172            $ 140,952
                                                                                     =========            =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



(In thousands, except share related data)                         Six months ended March 31,     Three months ended March 31,
                                                                    1999             1998            1999            1998
                                                                    ----             ----            ----            ----
Revenues:
  Product                                                         $ 33,635         $ 43,779        $ 18,480        $ 18,746
  Services                                                           9,450            9,944           4,796           5,329
                                                                  --------         --------        --------        --------
                  Total revenues                                    43,085           53,723          23,276          24,075
                                                                  --------         --------        --------        --------

Cost of revenues:
  Product                                                           18,024           30,714           9,456          16,235
  Services                                                           5,953            7,635           3,453           4,105
                                                                  --------         --------        --------        --------
                  Total cost of revenues                            23,977           38,349          12,909          20,340
                                                                  --------         --------        --------        --------

Gross profit                                                        19,108           15,374          10,367           3,735
                                                                  --------         --------        --------        --------

Operating expenses:
  Research and development                                           8,797           12,944           4,705           6,200
  Selling, general and administrative                               11,920           14,501           6,193           7,426
                                                                  --------         --------        --------        --------
                  Total operating expenses                          20,717           27,445          10,898          13,626
                                                                  --------         --------        --------        --------

Loss from operations                                                (1,609)         (12,071)           (531)         (9,891)
Interest income, net                                                 1,473            1,508             749             818
                                                                  --------         --------        --------        --------

Income (loss) before income taxes                                     (136)         (10,563)            218          (9,073)
Income tax provision (benefit)                                         305           (1,287)             83          (2,651)
                                                                  --------         --------        --------        --------

Net income (loss)                                                     (441)          (9,276)            135          (6,422)
Dividends on preferred stock                                             -              261               -             130
                                                                  --------         --------        --------        --------

Net income (loss) attributable to common stockholders             $   (441)        $ (9,537)       $    135        $ (6,552)
                                                                  ========         ========        ========        ========

Income (loss) per share:
  Basic                                                           $  (0.04)        $  (0.93)       $   0.01        $  (0.64)
  Diluted                                                         $  (0.04)        $  (0.93)       $   0.01        $  (0.64)

Shares used in computing income (loss) per share:
  Basic                                                             11,028           10,235          11,045          10,275
  Diluted                                                           11,028           10,235          11,793          10,275




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                                 Six months ended March 31,
(In thousands)                                                                                   1999                 1998
                                                                                                 ----                 ----

Cash flows from operating activities
Net loss                                                                                      $   (441)             $ (9,276)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                               3,369                 3,802
     Compensation expense related to common stock options                                           15                    73
     Deferred income taxes                                                                        (277)               (1,370)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                      (2,402)                9,281
       Inventories                                                                               2,765                (3,602)
       Prepaid expenses and other current assets                                                   566                  (619)
       Accounts payable                                                                            (38)                  709
       Accrued expenses and other current liabilities                                             (477)                 (700)
                                                                                              --------              --------
         Net cash provided by (used in) operating activities                                     3,080                (1,702)
                                                                                              --------              --------

Cash flows from investing activities
Purchases of fixed assets, net                                                                  (2,085)               (3,631)
Increase in other assets                                                                          (194)                 (373)
                                                                                              --------              --------
         Net cash used in investing activities                                                  (2,279)               (4,004)
                                                                                              --------              --------

Cash flows from financing activities
Payments on capital leases                                                                        (200)                 (417)
Proceeds from sale and leaseback of equipment                                                        -                   151
Proceeds from issuance of common stock                                                             399                   388
                                                                                              --------              --------
         Net cash provided by financing activities                                                 199                   122
                                                                                              --------              --------
Elimination of net cash activities of FASTech for the
 three months ended December 31, 1997                                                                -                (1,761)
                                                                                              --------              --------

Effects of exchange rate changes on cash and cash equivalents                                      116                    93
                                                                                              --------              --------

Net increase (decrease) in cash and cash equivalents                                             1,116                (7,252)

Cash and cash equivalents, beginning of period                                                  68,161                75,253
                                                                                              --------              --------
Cash and cash equivalents, end of period                                                      $ 69,277              $ 68,001
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

                            BROOKS AUTOMATION, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Basis of  Presentation
   ----------------------

   The accompanying unaudited condensed consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements for the six and three months ended March 31, 1998, have been restated to reflect the fiscal 1998 acquisition of FASTech Integration, Inc., which was accounted for under the pooling of interests method. Certain prior year balances have been reclassified to conform to the current year presentation. For further information, refer to the audited consolidated financial statements of the Company that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

   The results of operations for the six months and three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year.

2. Inventories
   -----------

   Inventories consist of the following (in thousands):

                                               March 31,    September 30,
                                                 1999           1998
                                            -------------   -------------

   Raw materials and purchased parts            $ 5,377        $ 8,815
   Work-in-process                                8,666          7,878
   Finished goods                                 2,796          2,896
                                            -------------   -------------
                                                $16,839        $19,589
                                            =============   =============

3. Income (Loss) Per Share
   -----------------------

   The following is a summary of the shares used in computing basic and diluted income (loss) per share (in thousands):

                                                                      Six months ended                Three months ended
                                                                          March 31,                         March 31,
                                                                    1999             1998             1999             1998
                                                                   ------           ------           ------           ------
   Weighted average shares outstanding used in computing
    basic income (loss) per share                                  11,028           10,235           11,045           10,275
   Dilutive securities                                                  -                -              748                -
                                                                   ------           ------           ------           ------
   Shares used in computing diluted income (loss) per share        11,028           10,235           11,793           10,275
                                                                   ======           ======           ======           ======

4. Comprehensive Income (Loss)
   ---------------------------

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net income (loss) or stockholders' equity. Total comprehensive income (loss), which was comprised of net income (loss) and foreign currency translation adjustments, was as follows (in thousands):

                                                                  Six months ended March 31,       Three months ended March 31,
                                                                     1999             1998             1999             1998
                                                                   --------         --------         --------         --------
   Net income (loss)                                               $   (441)        $ (9,276)        $    135         $ (6,422)
   Foreign currency translation adjustments                             105             (211)              30              504
                                                                   --------         --------         --------         --------
   Total comprehensive income (loss)                               $   (336)        $ (9,487)        $    165         $ (5,918)
                                                                   ========         ========         ========         ========

5. Recent Accounting Pronouncements
   --------------------------------

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information on
   operating segments in interim and annual financial statements.   The
   statement is effective for the Company for fiscal 1999, however, there are no interim disclosure requirements in the year of adoption. Adoption of this statement will not have an impact on the Company's results of operations or financial position.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial position.

6. Significant Customers and Related Party Information
   ----------------------------------------------------

   For the six months ended March 31, 1999 and 1998, the Company had revenues from a related party representing 10% and 19% of revenues, respectively. For the three months ended March 31, 1999 and 1998, the Company had revenues from a related party representing 15% and 29% of revenues, respectively. At March 31, 1999 and September 30, 1998, accounts receivable from a related party accounted for 13% and 11% of total accounts receivable, respectively.

   For the six months ended March 31, 1999 and 1998, the Company had revenues from a customer (not the same customer in each period and not a related party) representing 13% and 10% of revenues, respectively. For the three months ended March 31, 1999, the Company had revenues from a customer (not a related party) representing 10% of revenues. For the three months ended March 31, 1998, the Company had revenues from two customers (not related parties) which each represented 12% of revenues. At March 31, 1999, there were no non-related parties representing more than 10% of accounts receivable. At September 30, 1998, accounts receivable from one customer (not a related party) represented 14% of total accounts receivable.

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

8. Subsequent Events
   -----------------

   In April 1999 the Company acquired Hanyon Technology, Inc. ("Hanyon") for $6.6 million in cash subject to certain post closing adjustments. The Company will use the purchase accounting method to account for the acquisition. Hanyon, based in Korea, provides Manufacturing Executing Systems (MES) and automation software and systems integration services to the semiconductor and LCD industries in Korea and Taiwan.

   In April 1999 the Company announced an agreement to form a joint venture in Korea with Samsung Electronics. The Company's initial cash investment in this joint venture will be $3.5 million. This joint venture will be 70% owned by the Company and 30% owned by Samsung, and is being organized to design, develop, and manufacture atmospheric flat panel display loaders along with other products.

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

   OVERVIEW

   Brooks Automation, Inc. (the "Company") is in the semiconductor wafer handling business. In 1992 the Company introduced the family of vacuum central wafer handling systems and modules that forms the foundation of the Company's current business. In 1994 the Company introduced a similar family of systems and modules for flat panel display substrates, including a next-generation magnetically driven vacuum transfer robot. In 1996 the Company acquired Techware Systems Corporation, a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997 the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers. In 1998 the Company acquired FASTech Integration, Inc. ("FASTech"), a designer and supplier of top-to-bottom integrated Manufacturing Execution System (MES) software solutions.

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

   The Company's foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company's international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' equity. To the extent the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risk of currency fluctuation.

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

   RESULTS OF OPERATIONS

   The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                                    Six months ended                      Three months ended
                                                                       March 31,                               March 31,
                                                                1999                1998                1999                 1998
                                                                ----                ----                ----                 ----
   Revenues:
      Product                                                   78.1%               81.5%               79.4%                 77.9%
      Services                                                  21.9%               18.5%               20.6%                 22.1%
                                                               ------              ------              ------                ------

         Total revenues                                        100.0%              100.0%              100.0%                100.0%
                                                               ------              ------              ------                ------


   Gross profit:
      Product                                                   46.4%               29.8%               48.8%                 13.4%
      Services                                                  37.0%               23.2%               28.0%                 23.0%
                                                               ------              ------              ------                ------

         Total gross profit                                     44.3%               28.6%               44.5%                 15.5%
                                                               ------              ------              ------                ------


   Operating expenses:
      Research and development                                  20.4%               24.1%               20.2%                 25.8%
      Selling, general and administrative                       27.6%               27.0%               26.6%                 30.8%
                                                               ------              ------              ------                ------


   Loss from operations                                         (3.7%)             (22.5%)              (2.3%)               (41.1%)

   Interest income, net                                          3.4%                2.8%                3.2%                  3.4%
                                                               ------              ------              ------                ------


   Income (loss) before income taxes                            (0.3%)             (19.7%)               0.9%                (37.7%)
                                                               ======              ======              ======                ======



   SIX AND THREE MONTHS ENDED MARCH 31, 1999, COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 1998:

   Revenues

   For the six months ended March 31, 1999, total revenues decreased 19.8% to $43.1 million compared to $53.7 million for the six months ended March 31, 1998. Product revenues decreased by 23.2% to $33.6 million and service revenues decreased 5.0% to $9.5 million. For the three months ended March 31, 1999, total revenues decreased 3.3% to $23.3 million compared with revenues of $24.1 million in the comparable quarter of the prior fiscal year. Product revenues decreased 1.4% to $18.5 million and service revenues decreased 10% to $4.8 million. The decrease in product revenues for the three and six months was primarily the result of the prolonged economic downturn currently impacting the semiconductor industry and related fabrication equipment sector. For the six months ended March 31, 1999, international sales represented 46% of total revenue compared to 33% for the comparable six months of the prior fiscal year. For the three months ended March 31, 1999, international sales represented 34% of total revenue compared to 30% for the comparable quarter last year. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 1999. However, there can be no assurance that foreign revenues, particularly from Asia, which is suffering regional economic downturns, will remain a strong component of the Company's total revenues.

   Gross Profit

   Overall, the gross profit percentage increased to 44.3% for the six months ended March 31, 1999, compared to 28.6% (36.4% excluding an inventory charge of $4.2 million to provide additional reserves for slow-moving and obsolete inventories) in the comparable six months of the prior fiscal year. The gross profit percentage for product revenue was 46.4%, an increase compared to 29.8% (39.4% excluding the inventory charge) in the comparable six months of the prior fiscal year. For the three months ended March 31, 1999, the gross profit percentage increased to 44.5%, compared to 15.5% (33.0% excluding the inventory charge) in the comparable quarter of the prior fiscal year. The gross profit percentage for product revenues was 48.8%, an increase from 13.4% (35.8% excluding the inventory charge) in the comparable quarter of the prior fiscal year. The increase is primarily a result of lower material costs for hardware products and an increased percentage of higher margin software revenues.

   For the six months ended March 31, 1999, the gross profit percentage of service revenues increased to 37.0% from 23.2% in the comparable six months of the prior fiscal year. For the three months ended March 31, 1999, the gross profit percentage of service revenues increased to 28.0% as compared with 23.0% in the comparable quarter of the prior fiscal year. These improvements are primarily a result of personnel and personnel-related cost reductions. Included in the cost of services revenues are global support costs, which consist primarily of personnel costs and travel expenses.

   Research and Development

   Research and development expenses decreased 32.0% to $8.8 million (20.4% of revenues) for the six months ended March 31, 1999, from $12.9 million (24.1% of revenues) in the comparable six months of the prior fiscal year. For the three months ended March 31, 1999, research and development expenses decreased 24.1% to $4.7 million (20.2% of revenues) from $6.2 million (25.8% of revenues) in the comparable quarter of the prior fiscal year. The decrease in research and development expenses is due primarily to lower personnel and personnel-related costs following a reduction in headcount in the second and fourth quarters of fiscal 1998.

   Selling, General and Administrative

   Selling, general and administrative expenses decreased 17.8% to $11.9 million (27.6% of revenues) for the six months ended March 31, 1999, from $14.5 million (27.0% of revenues) in the comparable six months of the prior fiscal year. Selling, general and administrative expenses decreased 16.6% to $6.2 million (26.6% of revenues) for the three months ended March 31, 1999, from $7.4 million (30.8% of revenues) in the comparable quarter of the prior fiscal year. The decrease in selling, general and administrative expenses is due primarily to lower personnel and personnel-related costs following a reduction in headcount in the second and fourth quarters of fiscal 1998 and expense control programs initiated during the third and fourth quarters of fiscal 1998.

   Interest Income, Net

   Interest income, net was relatively consistent for the six months ended March 31, 1999 and 1998. Interest income, net for the three months ended March 31, 1999, decreased to $749,000 from $818,000 in the comparable quarter of the prior fiscal year. The decrease in interest income, net is due primarily to lower interest rates earned on invested funds in the current period. The comparable 1998 period includes interest expense of $71,000 for deferred financing costs resulting from the repayment of a note and interest on subordinated notes, as well as capital leases repaid during fiscal 1998.

   Income Tax Provision

   The Company recorded tax provisions of $305,000 and $83,000, respectively, for the six and three-month periods ended March 31, 1999, due primarily to taxes on revenues and profit from foreign operations. The Company recorded net tax benefits of $1,287,000 and $2,651,000, respectively, during the six and three month periods of the prior fiscal year primarily reflecting the tax benefit of domestic net operating losses.

   LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1999, the Company's principal source of liquidity consisted of $69.3 million in cash and cash equivalents, compared to $68.2 million at September 30, 1998. The Company had working capital of $100.7 million as of March 31, 1999, compared to $99.9 million at September 30, 1998.

   For the six months ended March 31, 1999, cash and cash equivalents increased $1.1 million primarily as a result of $3.1 million of cash generated by operating activities, partially offset by $2.3 million of cash used for investing activities. The positive operating cash flow resulted primarily from decreases in inventory and prepaid expenses and other current assets and the Company's net loss adjusted for non-cash items partially offset by a decrease in accrued liabilities and an increase in accounts receivable.

   The Company's investing activities consisted of capital spending aggregating $2.1 million during the six months ended March 31, 1999, primarily for business information systems including computer hardware and software, as well as headquarters facility improvements. The Company expects to continue to make capital expenditures to support its business activities. Additionally, the Company is considering the acquisition of companies, technologies or products in 1999 which are complementary to its business. In April 1999, the Company acquired Hanyon Technology, Inc. for $6.6 million in cash subject to certain post closing adjustments. Financing activities consisted of repayments of long-term debt and capital lease obligations more than offset by the proceeds from the issuance of common stock. The Company believes that current cash and cash equivalent balances will be adequate to fund planned working capital and capital expenditure requirements for at least the next twelve months.

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

   Although the Company believes that its systems are year 2000 compliant, the Company utilizes third-party equipment and software that may not be year 2000 compliant. In addition, the Company's products and software are often sold to be integrated into or interfaced with third-party equipment or software. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be vulnerable to any failures by its major suppliers, service providers, and customers to remedy their own internal IT and non-IT system year 2000 issues which could, among other things, have a material adverse effect on the Company supplies and orders. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to year 2000 issues, there can be no assurance that these third parties will not experience year 2000 problems or that any problems would not have an adverse material effect on the Company's business, results of operations and financial condition. Because the cost and timing of year 2000 compliance by third parties such as suppliers, service providers and customers is not within the Company's control, the Company cannot give any assurance with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve year 2000 compliance.

   The Company is currently developing a contingency plan in the event year 2000 problems relating to its operations arise. The Company's failure to develop a contingency plan could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                            BROOKS AUTOMATION, INC.

              ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

   INTEREST RATE EXPOSURE

   Based on the Company's overall interest exposure at March 31, 1999, including all interest rate sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

   CURRENCY RATE EXPOSURE

   The Company's foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company's international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' equity. To the extent the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risk of currency fluctuation.

   STOCK PRICE

   The stock prices of semiconductor equipment companies are subject to significant fluctuations. The Company's stock price may be affected by a variety of factors that could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; quarterly fluctuations in the Company's actual or anticipated operating results and order levels; general conditions in the semiconductor and flat panel display industries or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers and suppliers. In addition, in recent years the stock market in general and the market for shares of small capitalization and semiconductor industry-related companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock of the Company will not decline.

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

   The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of semiconductor and flat panel display substrate handling systems, which have relatively high selling prices compared to its other products. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty. These factors could have a material adverse effect on the Company's business, financial condition, revenues and results of operations.

   Dependence on Semiconductor Industry

   The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and is presently experiencing a period of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. The Company's financial condition, revenues and results of operations have been materially and adversely affected by the semiconductor industry downturns and may be materially adversely affected by future downturns. The Company believes that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment. In addition, the Company believes (on the basis of its experience during the course of the present downturn) that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations.

   Customer Concentration

   Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in the six months ended March 31, 1999 and 1998 accounted for 60% and 64% of total revenues, respectively. In the six months ended March 31, 1999 and 1998, sales to one customer (not the same customer and not a related party) accounted for 13% and 10% of total revenues, respectively. In fiscal 1999 and 1998, sales to Lam Research Corporation (a related party), accounted for 10% and 19% of the Company's total revenues, respectively. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company's products. A reduction or delay in orders from any significant customer including reductions or delays due to market, economic or competitive conditions in the semiconductor or flat panel display industries, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The Company's new products are generally incorporated into an OEM customer's process tools at the design stage. However, customer decisions to use the Company's products, which can often require significant expenditures by the Company without any assurance of success, often precede the generation of sales, if any, by a year or more. There can be no assurance that the Company will continue to achieve design wins, that the process tools manufactured by the Company's customers will be introduced in a timely manner or that such systems will achieve market acceptance. The Company's or its customers' failure to develop and introduce new products successfully and in a timely manner could materially and adversely affect the Company's business, financial condition and results of operations.

   Risks of International Sales and Operations

   During the six months ended March 31, 1999 and 1998, the Company derived 46% and 33% of its revenues from customers located outside North America. The Company anticipates that international revenues will continue to account for a significant portion of its revenues. To support its international customers, the Company maintains subsidiaries in Japan, South Korea, Taiwan, UK, Germany and Singapore. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers.

   The Company will continue to be affected, for the foreseeable future, by unstable Asian economies, particularly in Japan and South Korea. As a result, there are uncertainties that may affect future operations. It is not possible to determine the future effect a continuation of the Asian economic situation may have on the Company's liquidity and earnings.

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

   New Products and Rapid Technological Change

   The semiconductor and flat panel display manufacturing industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue. The Company's success will depend upon its ability to enhance its existing products and to develop and market new products to meet customer requirements. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs and market acceptance of the Company's products and its customers' products. Currently, the Company's major development programs include expanding its product offerings of semiconductor substrate handling systems to address emerging industry requirements for 300mm wafer and fourth generation flat panel substrates, as well as wafer handling systems and modules for atmospheric process tools. In addition, the Company continues to develop and enhance its MES and process control software product offerings. There can be no assurance that the Company will adjust to changing market conditions or be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to successfully market these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

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

   Risks Associated with Acquisitions

   The Company completed the acquisition of FASTech on September 30, 1998, and Hanyon Technology in April 1999. Additionally, the Company is considering the acquisition of companies, technologies, or products in 1999 which are complementary to its business. Acquisitions by the Company of other companies or businesses will require, among other things, integration of the companies' respective products, technologies, management information systems, distribution channels and key personnel, and the coordination of their sales, marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully, if at all. If significant difficulties are encountered in the integration of the existing products or technologies or the development of new products and technologies, resources could be diverted from new product development; and delays in new product introductions could occur. The integration of operations and technologies will require the dedication of management and other personnel which may distract their attention from the day-to-day business of the Company, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Failure to successfully accomplish the integration and development of the companies' operations and technologies would likely have a material adverse effect on the Company's business, financial condition, and results of operations.

   Intellectual Property Protection and Related Contingency

   The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, the Company believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. It is the Company's policy to require all technical and management personnel to enter into nondisclosure agreements. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development programs. There can be no assurance that any patent obtained will provide protection or be of commercial benefit to the Company, or that its validity will not be challenged. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Others may have filed and in the future may file patent applications that are similar or identical to those of the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

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

   Volatility of Stock Price

   The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business, quarterly fluctuations in the Company's actual or anticipated operating results and order levels, general conditions in the semiconductor and flat panel display industries or the worldwide economy, announcements of technological innovations, new products or product enhancements by the Company or its competitors, developments in patents or other intellectual property rights and litigation, and developments in the Company's relationships with its customers and suppliers. In addition, in recent years the stock market in general and the market for shares of small capitalization and semiconductor industry-related companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock of the Company will not decline.

                            BROOKS AUTOMATION, INC.

                          PART II.  OTHER INFORMATION


Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

              The following matter was submitted to a vote of security holders during the Company's Annual Meeting held February 25, 1999.

              1. Election of directors:

                                        Votes Cast For  Authority Withheld
                                        --------------  ------------------
                 Robert J. Therrien       8,909,158          137,598
                 Roger D. Emerick         8,909,158          137,598
                 Amin J. Khoury           8,908,725          138,031

Item 6 (a)    EXHIBITS.
              ---------

              Exhibit No.
              -----------
               2.03 Stock for Cash Purchase Agreement dated as of March 31, 1999 among the registrant, Hanyon, and certain other parties, incorporated by reference to the Company's Current Report on Form 8-K dated May 6, 1999.


              27.01        Financial Data Schedule

Item 6 (b)    REPORTS ON FORM 8-K
              -------------------

     The Company filed a Current Report on Form 8-K dated May 6, 1999, reporting the acquisition of Hanyon Technology.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BROOKS AUTOMATION, INC.




      May 14, 1999                 /s/ Robert J. Therrien
------------------------           ---------------------------------------------
                                   Robert J. Therrien
                                   Director and President
                                   (Principal Executive Officer)

      May 14, 1999                 /s/ Ellen B. Richstone
------------------------           ---------------------------------------------
                                   Ellen B. Richstone
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)