Form 10-Q
period 1999-06-30
BROOKS AUTOMATION INC
filed 1999-08-16
CIK 933974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           United States of America

                                   FORM 10-Q


(Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: June 30, 1999

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

                                      01824
                                   (Zip Code)

       Registrant's telephone number, including area code: (978) 262-2400

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

                             Yes [X]     No [ ]

     As of August 9, 1999, there were outstanding 11,108,476 shares of the Company's Common Stock, $0.01 par value.

     This report, including all exhibits and attachments, contains 23 pages.

                             BROOKS AUTOMATION, INC.

                                      INDEX



                                                                                            Page
PART I.          FINANCIAL INFORMATION                                                    Number(s)
-------          ---------------------                                                    ---------
Item 1            Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 1999
                    and September 30, 1998                                                    3

                  Condensed Consolidated Statements of Operations for the nine months
                    and three months ended June 30, 1999 and 1998                             4

                  Condensed Consolidated Statements of Cash Flows for the nine months
                    ended June 30, 1999 and 1998                                              5

                  Notes to Condensed Consolidated Financial Statements                        6-8

Item 2            Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                     9-14

Item 3            Quantitative and Qualitative Disclosures about Market Risk                  15

Risk Factors                                                                                  16-21

PART II.         OTHER INFORMATION
--------         -----------------

Item 6            Exhibits and Reports on Form 8-K                                            22

Signatures                                                                                    23

                             BROOKS AUTOMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                                    June 30,        September 30,
                                                                                       1999               1998
                                                                                    ---------          ---------
                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                        $  68,101          $  68,161

   Accounts receivable, net of allowances for doubtful accounts of
      $1,719 and $1,898, respectively, and including related party
      receivables of $3,548 and $2,365, respectively                                   25,340
                                                                                                          20,701
   Inventories                                                                         19,085             19,589
   Prepaid expenses and other current assets                                           10,114              9,641
                                                                                    ---------          ---------
      Total current assets                                                            122,640            118,092

Fixed assets, net                                                                      17,230             18,606
Other assets                                                                           10,079              4,254
                                                                                    ---------          ---------
      Total assets                                                                  $ 149,949          $ 140,952
                                                                                    =========          =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                 $   6,539          $   5,505
   Accrued expenses and other current liabilities                                      18,311             12,666
                                                                                    ---------          ---------
      Total current liabilities                                                        24,850             18,171

Long-term liabilities                                                                   1,518              1,018
                                                                                    ---------          ---------
      Total liabilities                                                                26,368             19,189
                                                                                    ---------          ---------
Minority Interest                                                                       1,500                  -
                                                                                    ---------          ---------
Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares authorized;  none
      issued and outstanding                                                              --                 --
   Common stock, $0.01 par value;  21,500,000 shares authorized; 11,069,774
      and 11,007,281 shares issued and outstanding, respectively                          111                110
   Additional paid-in capital                                                         129,340            128,839
   Cumulative translation adjustment                                                     (573)              (536)
   Deferred compensation                                                                  (79)              (119)
   Accumulated deficit                                                                 (6,718)            (6,531)
                                                                                    ---------          ---------
      Total stockholders' equity                                                      122,081            121,763
                                                                                    ---------          ---------
      Total liabilities and stockholders' equity                                    $ 149,949          $ 140,952
                                                                                    =========          =========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(In thousands, except share related data)                 Nine months ended June 30,   Three months ended June 30,
                                                             1999           1998           1999           1998
                                                           --------       --------       --------       --------
Revenues:
   Product                                                 $ 54,140       $ 64,674       $ 20,504       $ 20,895
   Services                                                  15,309         14,876          5,860          4,932
                                                           --------       --------       --------       --------
     Total revenues                                          69,449         79,550         26,364         25,827
                                                           --------       --------       --------       --------

Cost of revenues:
   Product                                                   28,826         47,016         10,801         15,743
   Services                                                   9,555          9,795          3,603          2,719
                                                           --------       --------       --------       --------
     Total cost of revenues                                  38,381         56,811         14,404         18,462
                                                           --------       --------       --------       --------

Gross profit                                                 31,068         22,739         11,960          7,365
                                                           --------       --------       --------       --------

Operating expenses:
   Research and development                                  13,661         17,994          4,864          5,050
   Selling, general and administrative                       19,145         20,750          7,225          6,249
                                                           --------       --------       --------       --------
     Total operating expenses                                32,806         38,744         12,089         11,299
                                                           --------       --------       --------       --------

Loss from operations                                         (1,738)       (16,005)          (129)        (3,934)
Interest income, net                                         (2,087)        (2,236)          (614)          (728)
                                                           --------       --------       --------       --------

Income (loss) before income taxes                               349        (13,769)           485         (3,206)
Income tax provision (benefit)                                  536         (1,541)           232           (254)
                                                           --------       --------       --------       --------

Net income (loss)                                              (187)       (12,228)           253         (2,952)
Dividends on preferred stock                                   --              391           --              130
                                                           --------       --------       --------       --------

Net income (loss) attributable to common stockholders      $   (187)      $(12,619)      $    253       $ (3,082)
                                                           ========       ========       ========       ========

Earnings (loss) per share:
   Basic                                                   $  (0.02)      $  (1.23)      $   0.02       $  (0.30)
   Diluted                                                 $  (0.02)      $  (1.23)      $   0.02       $  (0.30)

Shares used in computing earnings (loss) per share:
   Basic                                                     11,039         10,252         11,061         10,285
   Diluted                                                   11,039         10,252         11,814         10,285


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Nine months ended June 30,
(In thousands)                                                                   1999              1998
                                                                               --------          --------
Cash flows from operating activities:
Net loss                                                                       $   (187)         $(12,228)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                5,390             5,298
     Compensation expense related to common stock
       options                                                                       40                96
     Deferred income taxes                                                       (1,058)           (1,596)
     Changes in operating assets and liabilities:
       Accounts receivable                                                          899            10,396
       Inventories                                                                  786              (285)
       Prepaid expenses and other current assets                                   (258)             (303)
       Accounts payable                                                             (86)           (2,808)
       Accrued expenses and other current liabilities                             2,034              (481)
                                                                               --------          --------
          Net cash provided by (used in) operating
          activities                                                              7,560            (1,911)
                                                                               --------          --------

Cash flows from investing activities:
Purchases of fixed assets, net                                                   (2,837)           (4,004)
Purchase of businesses, net of cash acquired                                     (6,451)             --
Minority holder investment in joint venture                                       1,500              --
Increase in other assets                                                           (318)             (100)
                                                                               --------          --------
          Net cash used in investing activities                                  (8,106)           (4,104)
                                                                               --------          --------

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations                 (191)             (357)
Proceeds from line of credit                                                         --             1,166
Proceeds from issuance of common stock                                              502               673
                                                                               --------          --------
          Net cash provided by financing activities                                 311             1,482
                                                                               --------          --------

Elimination of net cash activities of FASTech for the
   three months ended December 31, 1997                                            --              (1,761)

Effects of exchange rate changes on cash and cash
   equivalents                                                                      175              (736)
                                                                               --------          --------

Net decrease in cash and cash equivalents                                           (60)           (7,030)

Cash and cash equivalents, beginning of period                                   68,161            75,253
                                                                               --------          --------
Cash and cash equivalents, end of period                                       $ 68,101          $ 68,223
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

                             BROOKS AUTOMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.    Basis of  Presentation
      ----------------------

      The accompanying unaudited condensed consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements for the nine and three months ended June 30, 1998, have been restated to reflect the fiscal 1998 acquisition of FASTech Integration, Inc., which was accounted for under the pooling of interests method. Certain prior year balances have been reclassified to conform to the current year presentation. For further information, refer to the audited consolidated financial statements of the Company that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

      The results of operations for the nine months and three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year.

2.    Inventories
      -----------

      Inventories consist of the following (in thousands):

                                                   June 30,        September 30,
                                                     1999               1998
                                                   -------            -------

      Raw materials and purchased parts            $ 6,258            $ 8,815
      Work-in-process                                9,485              7,878
      Finished goods                                 3,342              2,896
                                                   -------            -------
                                                   $19,085            $19,589
                                                   =======            =======


3.    Earnings (Loss) Per Share
      -------------------------

      The following is a summary of the shares used in computing basic and diluted earnings (loss) per share (in thousands):


                                                                      Nine months ended       Three months ended
                                                                           June 30,                June 30,
                                                                       1999        1998        1999        1998
                                                                      ------      ------      ------      ------
      Weighted average shares outstanding used in computing
         basic earnings (loss) per share                              11,039      10,252      11,061      10,285
      Dilutive effect of stock options                                  --          --           753        --
                                                                      ------      ------      ------      ------
      Shares used in computing diluted earnings (loss) per share      11,039      10,252      11,814      10,285
                                                                      ======      ======      ======      ======

      For the nine months ended June 30, 1999 and 1998 and the three months ended June 30, 1998 diluted loss per share does not differ from basic loss per share since potential common shares from the exercise of stock options are anti-dilutive.

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

                                                   Nine months ended June 30,   Three months ended June 30,
                                                      1999           1998           1999           1998
                                                    --------       --------       --------       --------
      Net income (loss)                             $   (187)      $(12,228)      $    253       $ (2,952)
      Foreign currency translation adjustments           (37)          (466)          (142)          (255)
                                                    --------       --------       --------       --------
      Total comprehensive income (loss)             $   (224)      $(12,694)      $    111       $ (3,207)
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

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial position.

6.    Significant Customers and Related Party Information
      ---------------------------------------------------

      For the nine months ended June 30, 1999 and 1998, the Company had revenues from a related party representing 14% and 17% of revenues, respectively. For the three months ended June 30, 1999 and 1998, the Company had revenues from a related party representing 21% and 13% of revenues, respectively. At June 30, 1999 and September 30, 1998, accounts receivable from a related party accounted for 14% and 11% of total accounts receivable, respectively.

      For the nine months ended June 30, 1999 the Company had revenues from two customers (not related parties) representing 11% and 10% of revenues. For the three months ended June 30, 1999, the Company had revenues from a customer (not a related party) representing 11% of revenues. At September 30, 1998, accounts receivable from one customer (not a related party) represented 14% of total accounts receivable.

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

8.    Acquisitions
      ------------

      In April 1999 the Company acquired the assets of Hanyon Technology, Inc. ("Hanyon") for $6.6 million in cash. Hanyon, based in Korea, provides Manufacturing Executing Systems (MES) and automation software and systems integration services to the semiconductor and liquid crystal display industries in Korea and Taiwan. The Hanyon acquisition was accounted for as a purchase of assets.

      In June 1999, the Company acquired the assets of Domain Manufacturing Corporation for $3.8 million in cash. Domain is a leading developer of process development, data analysis, and advanced process control solutions. The Domain acquisition was accounted for as a purchase of assets.

      The Company amortizes goodwill from the purchase of these companies over a period of five years.

      In June 1999 the Company formed a joint venture in Korea with Samsung Electronics. The Company's initial cash investment in this joint venture was $3.5 million. This joint venture is 70% owned by the Company and 30% owned by Samsung, and has been organized to design, develop, and manufacture atmospheric flat panel display loaders along with other products. The Company consolidates the financial results of the joint venture and accounts for the minority interest in the financial statements.


9.    Subsequent Events
      -----------------

      In July 1999, the Company entered into a merger agreement with Smart Machines, Inc., subject to Smart Machines shareholders' approval and other customary closing conditions. If the merger is completed, the Company would issue approximately $12.5 million in the Company's common stock to former Smart Machines stockholders and noteholders. Smart Machines is located in San Jose, California and manufactures direct drive Selectively Compliant Assembly Robot Arm, or SCARA, atmospheric and vacuum robots. The merger is expected to be accounted for as a pooling of interest.

      In July 1999, the Company has also signed a letter of intent to acquire substantially all of the assets and assume certain liabilities of the Infab division of Jenoptik AG in exchange for 1,086,630 shares of the Company's common stock. The Infab division is a worldwide supplier of advanced factory automation systems headquartered in Germany. As part of the proposed transaction, Jenoptik would be entitled to representation on the Company's Board of Directors and Jenoptik would agree to various restrictions on its acquisition or disposition of the Company's common stock. The proposed acquisition is subject to the completion by the Company of substantial due diligence on the Infab division, the negotiation and resolution of significant business and legal issues, and the negotiation and completion of a mutually satisfactory acquisition agreement among the parties. The Company can not guarantee that this transaction will be completed on acceptable terms, or be completed at all. The proposed acquisition, if completed, would be accounted for as a purchase of assets.

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

      OVERVIEW

      Brooks Automation, Inc. (the "Company") is a leading supplier of tool and factory automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries. Founded in 1978, the Company has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment. The Company's products have evolved from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated handling systems that increase the throughput and utilization of equipment used to make semiconductors and flat panel displays.

      In 1992 the Company introduced the family of vacuum central wafer handling systems and modules that forms the foundation of the Company's current business. In 1994 the Company introduced a similar family of systems and modules for flat panel display substrates, including a next-generation magnetically driven vacuum transfer robot. In 1996 the Company acquired Techware Systems Corporation, a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997 the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers. In 1999, the Company developed a next-generation 200mm and 300mm wafer handling system, the Gemini Express 6000, which features the LeapFrog robot and offers improvement in flexibility permitting multiple wafer sizes to be handled concurrently.

      In 1998, the Company expanded its integration software capabilities by acquiring FASTech Integration, Inc. FASTech designs, develops, markets and supports an integrated suite of manufacturing execution system workflow software product for the semiconductor, electronics and general discrete manufacturing industries, further expanding the Company's integration software capabilities. In 1999 the Company acquired Hanyon Technology, Inc. and Domain Manufacturing Corporation to enhance its position in factory automation software through integrated process control and optimization solutions. In 1999 the Company entered into a joint venture with Samsung Electronics to design, develop and manufacture automation systems in Korea.

      The Company's revenues include sales of hardware and software products. The Company's service revenues include revenue from maintenance contracts and fixed fee application consulting contracts.

      The majority of the Company's revenues have been generated by sales to customers in the United States, although the Company believes that a significant portion of these customers incorporate the Company's products into equipment sold to their foreign customers. The Company's foreign sales have occurred principally in Japan, South Korea, Taiwan and Europe.

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








      RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated as a percentage of revenues:


                                                            Nine months ended             Three months ended
                                                                 June 30,                      June 30,
                                                           1999           1998           1999           1998
                                                           ----           ----           ----           ----
            Revenues:
               Product                                     84.5%          81.3%          77.8%          80.9%
               Services                                    15.5%          18.7%          22.2%          19.1%
                                                          ------         ------         ------         ------
                  Total revenues                          100.0%         100.0%         100.0%         100.0%
                                                          ------         ------         ------         ------

            Gross profit:
               Product                                     46.8%          27.3%          47.3%          24.7%
               Services                                    37.6%          34.2%          38.5%          44.9%
                  Total gross profit                       44.7%          28.6%          45.4%          28.5%

            Operating expenses:
               Research and development                    19.7%          22.6%          18.4%          19.6%
               Selling, general and administrative         27.5%          26.1%          27.5%          24.1%
                                                          ------         ------         ------         ------

            Loss from operations                           (2.5%)        (20.1%)         (0.5%)        (15.2%)
            Interest income, net                            3.0%           2.8%           2.3%           2.8%
                                                          ------         ------         ------         ------

            Income (loss) before income taxes               0.5%         (17.3%)          1.8%         (12.4%)
                                                          ======         ======         ======         ======

      NINE AND THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH NINE AND THREE MONTHS ENDED JUNE 30, 1998:

      Revenues

      For the nine months ended June 30, 1999, total revenues decreased 12.7% to $69.4 million compared to $79.6 million for the nine months ended June 30, 1998. Product revenues decreased by 16.3% to $54.1 million and service revenues increased 2.9% to $15.3 million. For the three months ended June 30, 1999, total revenues increased 2.1% to $26.4 million compared with revenues of $25.8 million in the comparable quarter of the prior fiscal year. Product revenues decreased 1.9% to $20.5 million and service revenues increased 18.8% to $5.9 million. The decrease in product revenues was primarily the result of the prolonged economic downturn currently impacting the semiconductor industry and related fabrication equipment sector. The increase in service revenues was primarily due to increased factory automation consulting and additional revenue due to the inclusion of Hanyon Technology, Inc. For the nine months ended June 30, 1999, international sales represented 41% of total revenues compared to 38% for the comparable nine months of the prior fiscal year. For the three months ended June 30, 1999, international sales represented 34% of total revenues compared to 49% for the comparable quarter last year. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 1999. There can be no assurance that foreign revenues, particularly from Asia, will remain a strong component of the Company's total revenues.

      Gross Profit

      Overall, the gross profit percentage increased to 44.7% for the nine months ended June 30, 1999, compared to 28.6% (33.9% excluding an inventory charge in the second quarter of fiscal 1998 of $4.2 million to provide additional reserves for slow-moving and obsolete inventories) in the comparable nine months of the prior fiscal year. The gross profit percentage for product revenue was 46.8% compared to 27.3% (33.8% excluding the inventory charge) in the comparable nine months of the prior fiscal year. For the three months ended June 30, 1999, the gross profit percentage increased to 45.4%, compared to 28.5% in the comparable quarter of the prior fiscal year. The gross profit percentage for product revenues was 47.3%, an increase from 24.7% in the comparable quarter of the prior fiscal year. The gross margin improvement is primarily due to lower material costs for hardware products and an increased percentage of sales of higher margin hardware products.

      For the nine months ended June 30, 1999, the gross profit percentage of service revenues increased to 37.6% from 34.2% in the comparable nine months of the prior fiscal year. For the three months ended June 30, 1999, the gross profit percentage of service revenues decreased to 38.5% as compared with 44.9% in the comparable quarter of the prior fiscal year. In future periods, gross profit may be adversely affected by changes in the mix of products sold, pricing pressures or increases in cost of revenues.

      Research and Development

      Research and development expenses decreased 24.1% to $13.7 million (19.7% of revenues) for the nine months ended June 30, 1999, from $18.0 million (22.6% of revenues) in the comparable nine months of the prior fiscal year. For the three months ended June 30, 1999, research and development expenses decreased 3.7% to $4.9 million (18.4% of revenues) from $5.1 million (19.6% of revenues) in the comparable quarter of the prior fiscal year. The decrease in research and development expenses is due primarily to lower personnel and personnel-related costs following a reduction in headcount in the second and fourth quarters of fiscal 1998.

      However, the Company plans to continue to make investments in research and development to enhance existing and develop new semiconductor and flat panel display products and software products. The Company believes that research and development expenditures are essential to maintaining its competitive position in the semiconductor and flat panel display fabrication equipment and software markets and expects these expenditure levels to continue at or above current levels in the foreseeable future.

      Selling, General and Administrative

      Selling, general and administrative expenses decreased 7.7% to $19.1 million (27.5% of revenues) for the nine months ended June 30, 1999, from $20.8 million (26.1% of revenues) in the comparable nine months of the prior fiscal year. The decrease in selling, general and administrative expenses is due primarily to lower personnel and personnel-related costs following a reduction in headcount in the second and fourth quarters of fiscal 1998 and expense control programs initiated during the third and fourth quarters of fiscal 1998. Selling, general and administrative expenses increased 15.6% to $7.2 million (27.5% of revenues) for the three months ended June 30, 1999, from $6.2 million (24.1% of revenues) in the comparable quarter of the prior fiscal year. The increase in selling, general and administrative expenses for the quarter is due primarily to the inclusion of Hanyon.

      Interest Income, Net

      Interest income, net of interest and other expense, for the nine months ended June 30, 1999 decreased to $2.1 million from $2.2 million in the comparable nine months of the prior fiscal year. Interest income, net for the three months ended June 30, 1999, decreased to $614,000 from $728,000 in the comparable quarter of the prior fiscal year. The decrease in interest income, net is due primarily to lower interest rates earned on invested funds in the current period. The comparable three months ended June 30, 1998 includes interest expense of $71,000 for deferred financing costs resulting from a repayment of the related note, as well as interest on subordinated notes and capital leases repaid during fiscal 1998.

      Income Tax Provision

      The Company recorded tax provisions of $536,000 and $232,000, respectively, for the nine and three-month periods ended June 30, 1999, due primarily to withholding taxes related to foreign operations. The Company recorded net tax benefits of $1,541,000 and $254,000, respectively, during the nine and three month periods of the prior fiscal year primarily reflecting the tax benefit of domestic net operating losses.

      LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company's principal source of liquidity consisted of $68.1 million in cash and cash equivalents, compared to $68.2 million at September 30, 1998. The Company had working capital of $97.8 million as of June 30, 1999, compared to $99.9 million at September 30, 1998.

      For the nine months ended June 30, 1999, cash and cash equivalents decreased $60,000 primarily as a result of $8.1 million of cash used for investing activities, offset by $7.6 million of cash provided by operating activities.

      The Company's investing activities consisted of $6.5 million for the purchase of businesses, net of cash acquired; capital spending aggregating $2.8 million, $3.5 million for the formation of a joint venture and the receipt of $1.5 million investment from the Company's partner in the joint venture during the nine months ended June 30, 1999. The capital expenditures were primarily for business information systems including computer hardware and software, as well as headquarters facility improvements. The Company expects to continue to make capital expenditures to support its business activities. Additionally, the Company is considering the acquisition of companies, technologies or products in 1999 which are complementary to its business.


      Financing activities consisted of repayments of long-term debt and capital lease obligations more than offset by the proceeds from the issuance of common stock under the Company's employee stock plan.

      In the third quarter of fiscal 1999, the Company acquired Hanyon Technology, Inc. for $6.6 million in cash and Domain Manufacturing Corporation for $3.8 million in cash. In addition, the Company formed a joint venture with Samsung Electronics and made an investment of $3.5 million. The other party to the joint venture invested $1.5 million. During the fourth quarter of 1999, the Company entered into an agreement and plan of merger with Smart Machines and signed a letter of intent to acquire the assets of the Infab division of Jenoptik AG..

      The Company is currently in discussion with potential lenders for a $25 million line of credit to help fund future acquisitions. The Company believes that current cash and cash equivalent balances and the anticipated line of credit together will be adequate to fund planned working capital, capital expenditures, and investing requirements for at least the next twelve months. The Company can not guarantee that the anticipated line of credit will be obtained or will have terms that will be satisfactory to the Company.

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

         Internal infrastructure compliance. The Company may be affected by year 2000 issues related to noncompliant information technology systems and other systems operated or sold by the Company or by third parties. The Company has substantially completed assessment of its internal information technology systems and applications and believes that all critical applications are year 2000 compliant. The Company also has evaluated its information technology hardware and its non-information technology systems, including facilities and other operations, such as financial, security and utility systems. Though the Company believes these systems are substantially year 2000 compliant, the Company has scheduled remediation for non-compliant year 2000 items for completion by the end of the calendar year.

         Product compliance. The Company has completed a Year 2000 readiness evaluation of its current generation of released products and believes that products distributed after December 31, 1998 are Year 2000 compliant. The Company cannot guarantee that product testing has identified all Year 2000 related issues that could have an adverse affect on the Company's financial condition and results of operations.

         Acquisitions. The Company has acquired three businesses since September 1998, FASTech, Hanyon Technology, Inc., and Domain Manufacturing Corporation. The Company is in various stages of negotiation with respect to the acquisition of several additional businesses. The Company has entered into the definitive merger agreement with Smart Machines. As part of the Company's due diligence examination of completed acquisitions, the Company conducts a limited evaluation of the acquired business' year 2000 readiness. The Company believes there are no significant year 2000 related issues arising from the companies that the Company has acquired. The Company cannot guarantee that it has identified and properly evaluated year 2000 issues relating to the acquired companies. The Company also can give no assurance that it will properly identify year 2000 issues relating to any companies acquired in the future.

         Third party Compliance. Although the Company believes that its systems are year 2000 compliant, the Company utilizes third-party equipment and software that may not be year 2000 compliant. In addition, the Company's products and software are often sold and integrated into or interfaced with third-party equipment or software. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal information technology and non-information technology systems' year 2000 issues which could, among other things, have a material adverse effect on the Company's supplies and orders. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate, based upon surveys and discussions, that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to year 2000 issues, there can be no assurance that these third parties will not experience year 2000 problems or that any problems would not have an adverse material effect on the Company's business, results of operations and financial condition. Because the cost and timing of year 2000 compliance by third parties such as suppliers, service providers and customers is not within the Company's control, the Company cannot give any assurance with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve year 2000 compliance.

      The Company relies on commercial or government suppliers for services related to the Company's infrastructure, including utilities, transportation, financial, governmental, communications and other services. These suppliers pose an undetermined risk to the Company's facilities and operations worldwide. In some cases, alternate suppliers of these services, such as electrical utilities, are unavailable, and failure by a supplier could adversely impact the Company.

         Costs. Based on its investigation to date, the Company does not expect the total cost of its year 2000 assessment and planning to have a material adverse effect on the Company's business or financial results. On a cumulative basis, the Company has incurred approximately $500,000 in year 2000 compliance costs. The Company expects to incur an additional $300,000 in year 2000 compliance costs through the end of the calendar year. The Company is continuing its assessment and developing alternatives that may require additional expenses.

         Contingency Plan. The Company is currently developing a contingency plan in the event year 2000 problems relating to its operations arise. The Company's failure to develop a contingency plan could have a material adverse effect on the Company's business, results of operations and financial condition.

         Worst Case Scenario. To the extent that the Company does not identify any material non-compliant information technology systems or non-information technology systems operated by the Company or by third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

                             BROOKS AUTOMATION, INC.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

      INTEREST RATE EXPOSURE

      Based on the Company's overall interest exposure at June 30, 1999, including all interest rate sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

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

      The Company's Dependence on the Cyclical Semiconductor Industry Materially Affects the Demand for The Company's Products. The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and is presently experiencing a period of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. The Company's revenues in the past have been materially adversely affected by semiconductor industry downturns or slowdowns and may be materially adversely affected by future downturns. The Company believes (on the basis of its experience during the present downturn) that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment.

      The Company's Reliance on a Small Number of Customers for a Large Portion of Its Revenues Could Have a Material Adverse Effect on the Company's Results of Operations. A significant portion of the Company's revenues in each fiscal period has been concentrated among a limited number of customers. If the Company lost one or more of these major customers, or if one or more major customers decreased its orders, the Company's business would be materially and adversely affected. Sales to the Company's ten largest customers accounted for 60% and 61% of total revenues in the first nine months of fiscal 1999 and 1998, respectively. Approximately 14% and 17% of the Company's total revenues in the first nine months of 1999 and 1998, respectively were derived from sales to Lam Research Corporation, the Company's largest customer and a related party. The Company expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results depend on the success of these customers and the Company's success in selling products to them.

      Delays in Shipment of a Few Systems Could Substantially Decrease Revenues For a Period. The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of semiconductor and flat panel display handling systems. These systems have relatively high selling prices compared to its other products. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to unanticipated delays in manufacturing, testing, shipping or product acceptance.

      The Company Has Significant Fixed Costs Which Are Not Easily Reduced if Revenues Fall Below Expectations. The Company's expense levels are based, in part, on its expectations as to future revenues. Many of the Company's expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The Company's ability to reduce expenses is also constrained by the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability for its existing customer base. These investments create significant fixed costs that the Company may be unable to reduce rapidly, if at all, in the event of a semiconductor industry downturn or other reduction in revenue. Accordingly, any downturn in revenue could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's Sales Volume is Affected by Its Original Equipment Manufacturing Customers' Sales Volume. The Company's products are principally sold to original equipment manufacturers which incorporate the Company's products into their equipment. Due to the significant capital commitments usually incurred by semiconductor and flat panel display manufacturers in their purchases of equipment from these original equipment manufacturers, they demand highly reliable products which may require several years for the original equipment manufacturers to develop. The Company's revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of its customers in developing and marketing equipment which incorporates the Company's products.

      The Company's Lengthy Sales Cycle Requires the Company to Incur Significant Expenses With No Assurance That The Company will Generate Revenue. The Company's new products are generally incorporated into an original equipment manufacturers' customer's process tools at the design stage. However, customer decisions to use the Company's products can often require significant expenditures by the Company without any assurance of success. These customer decisions often precede the generation of volume sales, if any, by a year or more. The Company cannot guarantee that it will continue to achieve design wins or that the process tools manufactured by the Company's customers will be commercially successful. The company's or its customers' failure to develop and introduce new products successfully and in a timely manner could materially adversely affect the Company's business and results of operations.

      The Company's Operating Results Fluctuate Significantly. The Company's operating results have in the past fluctuated and may in the future continue to fluctuate significantly depending upon a variety of factors. Some of these factors may include:

      .   the level of demand for semiconductors in general;

      .   cyclicality in the market for semiconductor manufacturing equipment;

      .   the timing and size of orders from the Company's customer base;

      . the ability of the Company to manufacture, test and deliver products in a timely and cost effective manner;

      . the Company's success in winning competitions with competitors for orders;

      . the timing of new product announcements and releases by the Company and its competitors;

      .   the mix of products sold by the Company; and

      .   competitive pricing pressures.

      The Company Conducts Its Business Internationally, Which Exposes It to a Number of Difficulties in Coordinating Its Activities Outside the United States and Dealing with Multiple Regulatory Environments. Approximately 41% and 38% of the Company's total revenues in the first nine months of fiscal 1999 and 1998, respectively, were derived from customers located outside the United States. The Company anticipates that international sales will continue to account for a significant portion of its revenues. The Company's international business may be materially adversely affected by:

      . difficulties in staffing and managing operations in multiple locations in many countries;

      .   greater difficulties in trade accounts receivable collection;

      .   possibly adverse tax consequences;

      .   governmental currency controls;

      .   changes in various regulatory requirements;

      .   political and economic changes and disruptions;

      .   currency exchange rate changes;

      .   export/import controls; and

      .   tariff regulations.

      To support its international customers, the Company maintains subsidiaries in several countries, including Japan, South Korea, Germany, United Kingdom, Taiwan and Singapore. The Company cannot guarantee that it will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. For the foreseeable future the Company will continue to be affected by unstable Asian economies, particularly those in Japan and South Korea. It is not possible to determine the future effect a continuation of the Asian economic crisis may have on the Company's financial position and results of operations.

      Although the Company's international sales are primarily denominated in US dollars, changes in currency exchange rates can make it more difficult for the Company to compete with foreign manufacturers on price. If the Company's international sales increase relative to the Company's total revenues, these factors could have a more pronounced effect on the Company's operating results.

      The Company Must Continually Improve Its Technology to Remain Competitive. Technology changes rapidly in the semiconductor and flat panel display manufacturing industries. The Company believes that this will continue to be true. The Company's success will depend upon its ability to enhance its existing products and to develop and market new products to meet customer requirements. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs, and market acceptance of the Company's products and its customers' products. In order to address emerging industry requirements for larger diameter 300mm wafer and fourth generation flat panel substrates, the Company's current major development programs include expanding its product offerings of data storage and for semiconductor and flat panel display substrate handling systems as well as wafer handling systems and modules for atmospheric process tools. In addition, the Company continues to develop and enhance its factory automation software product offerings, including its manufacturing execution systems and equipment automation solutions for factorywide integration. The Company cannot guarantee that it will adjust to changing market conditions or be commercially successful in introducing products or product enhancements.

      The Company Faces Significant Competition which Could Result in Decreased Demand for the Company's Products or Services. The markets for the Company's products are intensely competitive and the Company may not be able to compete successfully. The Company believes that its primary competition is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs in-house rather than by purchasing systems or modules from an independent supplier such as the Company. Many of these original equipment manufacturers have substantially greater resources than the Company. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer and flat panel display substrate handling systems and modules. The Company may not be successful in selling its products to original equipment manufacturers that currently satisfy their substrate handling needs in-house, regardless of the performance or the price of the Company's products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become competitors of the Company.

      The Company's Business Could be Materially Adversely Affected if the Company Fails to Adequately Integrate Acquired Businesses. The Company has completed a number of acquisitions in a short period of time, subjecting it to significant risks, including:

      . difficulties in the assimilation of operations, products and corporate cultures;

      .   difficulties in completing the development of acquired technologies;

      .   difficulties in managing geographically remote units;

      . the risks of entering markets or types of businesses in which it has limited or no direct experience; and

      .   the potential loss of key employees of the acquired companies.

      Any delay or failure to integrate an acquired company, technology or product line could result in the additional expenditure of money, charges to income and increased demands on the time of the Company's management. As a result of these and other risks, the Company may not realize anticipated benefits from recent acquisitions. The Company's failure to achieve these benefits could have a material adverse effect on the Company's business, results of operations or financial condition.

      Future Acquisitions May Involve Expending Significant funds, Incurring Additional Debt or the Issuance of Additional Securities, Which May Materially Affect the Company's Results of Operations and be Dilutive to Shareholders. The negotiation of potential acquisitions and the integration of an acquired business diverts the time and resources of the Company's management from the day-to-day operation of the Company's business. Acquisitions may involve expending significant funds, incurring additional debt or the issuance of additional securities, which may materially adversely affect the Company's results of operations and be dilutive to the Company's shareholders. If the Company expends significant funds or incurs additional debt, its ability to obtain financing for working capital or other purposes could decline and the Company may be more vulnerable to economic downturns and competitive pressures.

      The Company May Have Difficulty Protecting Its Intellectual Property. The Company's ability to compete is heavily affected by its ability to protect its intellectual property. The Company relies primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect its intellectual property. The steps the Company has taken to protect its technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Company patents could be invalidated or circumvented. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent, as do the laws of the United States. This may make the possibility of piracy of the Company's technology and products more likely. The Company cannot assure you that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of the Company's technology.

      The Company's Operations Could Infringe the Intellectual Property Rights of Others. Particular aspects of the Company's technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to the Company's business. The Company cannot predict the extent to which it may be required to seek licenses. The Company cannot guarantee that the terms of any licenses the Company may be required to seek will be reasonable.

      The Company's Business May Be Materially and Adversely Affected By Certain Infringement Claims. The Company has received notice from General Signal Corporation alleging infringements of its patent rights by certain of the Company's products. The notification advised the Company that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against the Company and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by the Company, these five patents would appear to be the patents referred to by General Signal in its prior notice to the Company. Applied Materials has not contacted the Company regarding these patents.

      The Company Needs Employees Who Are Difficult to Hire And Retain. The Company needs to hire additional management level employees and substantial numbers of employees with technical backgrounds for both the Company's hardware and software engineering and support staffs. The market for these employees is becoming increasingly competitive, and the Company has occasionally experience delays in hiring these personnel. The Company's inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis would adversely effect the Company's ability to develop, manufacture, install and support systems.

      The Company is Not Protected By Long-Term Contracts with Its Customers. The Company generally does not enter into long-term contracts with its customers and cannot be certain as to future order levels from them. The Company's customers, including Lam Research Corporation, could reduce, delay or cease orders for products and services at any time, which could materially adversely affect the Company's business and results of operations.

      Provisions of the Company's Certificate of Incorporation, Bylaws and Contracts Make a Takeover of the Company More Difficult, Which Could Discourage Attractive Takeover Offers and Limit the Price Investors May be Willing to Pay for the Company's Common Stock. The Company's Certificate of Incorporation and Bylaws contain provisions that may make an acquisition of the Company more difficult and discourage changes in the Company's management. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock. In addition, the Company has adopted a rights plan (popularly known as a "poison pill"). In many potential takeover situations, rights issued under the plan become exercisable to purchase the Company's common stock at a price substantially discounted from the then applicable market price of the Company's common stock. Because of its possible dilutive effect to a potential acquirer, the rights plan could generally discourage third parties from proposing a merger with or tender offer for the Company that is not approved by the Company's board of directors. Accordingly, the rights plan could have an adverse impact on shareholders who might want to vote in favor of the merger or participate in the tender offer. In addition, shares of the Company's preferred stock may be issued upon terms the board of directors deems appropriate without shareholder approval. The Company's ability to issue preferred stock in such a manner could enable its board of directors to prevent changes in the Company's management or control.

      The Volatility of the Company's Stock Price Could Adversely Affect Your Investment in the Company's Stock. The market price of the Company's common stock has fluctuated widely. For example, between April 26, 1999 and April 28, 1999, the price of the Company's common stock dropped from approximately $27.88 to $19.63 per share. Between January 25, 1999 and January 29, 1999, the price of the Company's common stock rose from approximately $17.06 to $24.06 per share. Consequently, the current market price of the Company's common stock may not be indicative of future market prices, and the Company may not be able to sustain or increase the value of your investment in the Company's common stock. Factors affecting the Company's stock price may include:

      .   variations in operating results from quarter to quarter;

      . changes in earnings estimates by analysts or the Company's failure to meet analysts' expectations;

      .   market conditions in the industry;

      .   general economic conditions; and

      .   low volume of trading of the Company's common stock.

      In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of many high technology companies like the Company. These market fluctuations could adversely affect the market price of the Company's common stock.

      Year 2000 Readiness; Year 2000 Problems Could Disrupt The Company's Business. The year 2000 problem is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four digits to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has evaluated its internal software and products for year 2000 problems. The Company believes that its products and business will not be substantially affected by the year 2000 problem and that the Company has no significant exposure to liabilities related to the year 2000 problem for the products the Company has sold. The Company has also communicated with others, including vendors, suppliers and customers whose computer systems' functionality could directly impact the Company's operations.

      Although the Company believes its planning efforts are adequate to address its year 2000 concerns, undetected year 2000 problems may cause the Company to experience negative consequences or significant costs. The Company cannot be sure that its vendors, suppliers, customers or businesses that it may acquire will not experience similar consequences or costs. Such consequences or costs could have a material adverse effect on the Company.

                             BROOKS AUTOMATION, INC.

                           PART II. OTHER INFORMATION





Item 6 (a)  EXHIBITS.
            --------

            Exhibit No.
            -----------

            2.04 Stock for Cash Purchase Agreement dated as of June 30, 1999 between the registrant and Domain Manufacturing. Incorporated by reference to the Company's Current Report on Form 8-K dated July 14, 1999.

            27.01 Financial Data Schedule

            The following financial data schedules have been restated to reflect a pooling of interests with FASTech Integration, Inc.

            27.02 Restated Financial Data Schedule
            27.03 Restated Financial Data Schedule
            27.04 Restated Financial Data Schedule
            27.05 Restated Financial Data Schedule
            27.06 Restated Financial Data Schedule
            27.07 Restated Financial Data Schedule
            27.08 Restated Financial Data Schedule
            27.09 Restated Financial Data Schedule
            27.10 Restated Financial Data Schedule

Item 6 (b)  REPORTS ON FORM 8-K
            ------------------

            The Company filed a Current Report on Form 8-K dated May 6, 1999 reporting the acquisition of Hanyon Technology, Inc. Subsequently, on July 6, 1999 the Company filed an amended report on Form 8-K including the financial statements of Hanyon.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             BROOKS AUTOMATION, INC.





  August 16, 1999                        /s/ Robert J. Therrien
-------------------                      -------------------------------
                                         Robert J. Therrien
                                         Director and President
                                         (Principal Executive Officer)


  August 16, 1999                        /s/ Ellen B. Richstone
-------------------                      -------------------------------
                                         Ellen B. Richstone
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)