Form 10-K
period 1999-09-30
BROOKS AUTOMATION INC
filed 1999-12-29
CIK 933974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (no fee required)

       For the transition period from                to                .

                        COMMISSION FILE NUMBER: 0-25434

                            BROOKS AUTOMATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                  04-3040660
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

15 ELIZABETH DRIVE, CHELMSFORD, MASSACHUSETTS                  01824
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  978-262-2400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                       Rights to Purchase Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of November 30, 1999, was $233,659,280 based on the closing price of $27.25 on that date on the Nasdaq Stock Market. As of November 30, 1999, 12,766,076 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Brooks Automation, Inc. ("Brooks" or the "Company") is a leading supplier of tool and factory hardware and software automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries. Founded in 1978, Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company's offerings have evolved from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions from process tools to factory scheduling used to optimize fab performance. In 1998 and 1999 the Company diversified and entered the factory automation market, beginning with the acquisition of FASTech Integration, Inc. Through a recent series of acquisitions Brooks has emerged as one of the leading suppliers of factory automation software and hardware solutions to end users in these industries.

INDUSTRY BACKGROUND

     Fabrication of semiconductors and flat panel displays requires a large number of complex process steps in which electrically insulating or conductive materials are deposited and etched into patterns on the surface of a substrate or wafer. A flat panel display substrate may contain as few as two laptop computer displays, while a wafer may contain more than 100 semiconductors. Flat panel display substrates are typically rectangular in shape. Wafers are circular, typically 200 mm or 300 mm in diameter. A simplified production sequence consists of deposition, photolithography and etch processes. In deposition, one or more layers of a film of material are deposited on a substrate or wafer. Then, with photolithography the desired circuit pattern is imaged on the deposited material. Finally, in the etch process, the material not covered with the pattern is selectively removed. Each deposition, photolithography or etch process requires the use of one or more process tools.

     Semiconductor and flat panel display substrates must be handled in ultraclean environments during this manufacturing process, either in a clean room at atmospheric pressure levels, in controlled environments such as nitrogen purged atmospheric or a vacuum environment. Physical vapor deposition, chemical vapor deposition, etch and ion implant are typically conducted in a vacuum environment. The types of semiconductor equipment operating at atmospheric, rather than vacuum pressure, are much more diverse and encompass a range of tools relating to steps before, during and after photolithography and a wide range of process tools as well as inspection and metrology tools. Semiconductor and flat panel display process tools generally use vacuum environments for deposition and etch processes, and atmospheric environments for photolithography and other processes.

     The automation requirements of the wafer and substrate handling equipment markets have resulted in two common architectural solutions -- cluster tools and in-line handling systems. Cluster tool handling systems typically link together multiple processes such as deposition, etch and heating and cooling of the substrate using a transfer robot located in a central vacuum chamber. In-line handling systems typically link together multiple processes such as photoresist processing using a transfer robot located on an atmospheric horizontal traverser. In these systems, the process tools are lined up rather than clustered around an automation tool. The traversers in these systems move substrates back and forth across the line of process tools. The in-line architecture is now emerging in the stripping, cleaning and chemical mechanical polishing process markets.

     In a cluster tool, a standard cassette of up to 25 wafers enters the vacuum environment through a vacuum cassette elevator load lock. The load lock is sealed and pumped to vacuum and then opened to the central wafer handling system. A central transfer robot then carries the wafers between the cassette and the different process and conditioning modules through the central vacuum chamber. After all the wafers have been processed within the cluster tool and returned to the cassette in the load lock, the load lock is sealed from the vacuum central chamber and vented to atmospheric pressure. The cassette of wafers is then removed from the cluster tool through the load lock. Vacuum cluster tools often employ two load locks, with the wafers from one load lock being actively transferred, conditioned and processed while wafers in the other load lock are being brought to or removed from vacuum conditions. Although cluster tool load lock doors are located in the most stringent and most expensive clean room environments to avoid contamination of wafers when being transferred into and out of a cluster tool, the main cluster tool platform and its modules are located behind the clean room wall in an equipment bay in a less stringent and less expensive atmospheric pressure clean room environment.

     Production is made more difficult when operating in a vacuum environment. Unlike atmospheric transfer robots, which often use vacuum suction to hold a substrate in place when being carried, vacuum transfer robots use gravity and the friction between the substrate and the robot's hand, known as an end effector. Carrying a substrate in a vacuum requires sophisticated motion control to maximize the speed of substrate transfer, while maintaining the substrate position and placement accuracy. Production can also be improved through the use of sophisticated software algorithms that carefully control the speed and scheduling of substrate transfers within the cluster tool.

     Vacuum environments create further challenges in constructing and operating a highly reliable central handling system. Materials must be carefully selected and surface finished to reduce and control particle and molecular contamination. Many plastics and lubricants do not work in a vacuum as they emit gases that contaminate the vacuum environment. Gears, pulleys and other mechanical interfaces and moving parts, which are potential sources of particle contamination within the vacuum environment, must be minimized. Pumping and venting of load locks must be carefully controlled to reduce wafer contamination.

     From the overall factory perspective, semiconductor and flat panel display manufacturers use a wide variety of hardware and software systems to automate and control their operations. The factory information systems are utilized to improve factory performance. Almost all wafer fabrication factories, known as fabs, apply statistical process control to their processes and equipment. Manufacturing execution system ("MES") applications coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications. Many fabs use sensors and software applications to monitor equipment performance and provide automated notification of out-of-control conditions and on-line help in troubleshooting. In addition, many fabs use automated tracking systems to collect large amounts of data about process and product conditions, equipment maintenance and operation history, lot production history, and yield results. Engineers use applied statistical tools to analyze large volumes of data from multiple sources in order to identify and correct problems that negatively impact yields, equipment utilization and throughput.

     Material handling automation includes interbay, intrabay and step-level automation. Interbay automation is the movement of lots between equipment bays using automated guided vehicles (AGVs), or overhead tracks to transport lots between stockers serving the bays. Intrabay automation concerns the movement of lots between stockers and processing machines in the bay using AGVs or traveling robot arms. Step-level automation includes the use of robot arms or tracks to handle wafers or cassettes of wafers between lot box and processing chamber, or between consecutive processing chambers.

PRODUCTS

TOOL AUTOMATION

     Brooks offers a full complement of tool automation systems for semiconductor and flat panel display substrate handling and products for data storage. Brooks has developed comprehensive product lines that encompass automation modules, complete handling systems and integrated software and controls for its targeted markets. Brooks' take out systems, robots and modules are designed, developed and produced with similar technologies and can use Brooks' ClusterLink software. Brooks uses the synergies of its complementary products to respond to changing industry demands such as processing larger diameter 300mm semiconductor wafers and the larger, fourth generation flat panel display substrates.

     Brooks believes its products and services for tool automation offer significant advantages in a number of areas, including those set forth below:

     Throughput. Throughput refers to the production of substrates within specifications. Brooks' patented LeapFrog robots have been able to achieve significant improvements in throughput compared to other robots. Brooks also has been able to increase throughput by developing patented algorithms to calculate efficient trajectories and acceleration and deceleration profiles known as time optimal trajectories for its robot arms while reducing vibrations and maintaining position control of the substrate being transported. Brooks has developed system software to improve cluster tool throughput. By combining digital signal processing technology with time optimal trajectory software, Brooks believes that it has achieved additional reductions in transfer time.

     Reliability. Brooks has developed and implemented a rigorous design and test program to enhance and evaluate product reliability. Brooks' reliability initiative is guided by the computer-based reliability models developed by SEMATECH and Sandia National Laboratories. The magnetic drive in Brooks' latest generation robots transmits force magnetically, without piercing the vacuum barrier, and eliminates the need for moveable vacuum seals. By designing robots with fewer moving parts and eliminating moveable seals, Brooks believes that it will be able to increase the reliability of its transfer robots significantly. Brooks' goal is to continue to increase mean time between equipment failures.

     Accuracy. As wafer and substrate sizes increase and placement accuracy becomes more demanding, it is becoming increasingly important to minimize tracking errors, substrate sliding and the bending or wobbling of the robot arm. Brooks' transfer robots contain a closed loop servo control, which monitors and maintains placement accuracy in the rotational axis by obtaining constant positioning feedback. Many other transfer robots use an open loop stepper control system that commands a robot to move a specified number of steps with limited or no feedback as to the final position of the robot. These stepper systems can lead to misplacement of the robot arm if the number of steps is miscounted. To further enhance tracking, Brooks has incorporated a closed loop feedback system with a proprietary digital signal processing-based controller in its latest generation of robots.

     Contamination Control. Brooks has designed its wafer and flat panel display substrate handling systems and modules to reduce contamination by using several design criteria:

     - limited moving parts within the tool environment and above the wafer or substrate plane;

     - picking and placing with a vertical motion to prevent wafer or substrate sliding on process module surfaces and cassette slots;

     - gentle handling motions which reduce relative wafer or substrate vibration and movement on the transfer robot end effectors;

     - controlled load lock pumping and venting;

     - incorporation of materials that reduce contamination;

     - assembly, test and packaging in Brooks' clean rooms.

FACTORY AUTOMATION

     Brooks develops and markets a suite of factory automation software solutions, including manufacturing execution systems, cell control, process control, systems process optimization systems and factory automation solutions. MES software is designed to control plant floor operations and fill the gap between control applications and enterprise resource planning systems. MES applications coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications. Brooks provides integrated MES products for controlling complex manufacturing processes, a flexible, distributed manufacturing execution system framework for improved integration and adaptability to increases in the size of the framework, and object-based software tools for customization and equipment integration. Cell control applications provide the run-time coordination between factory operators, process equipment and material identification and delivery systems. In addition, Brooks offers software solutions for engineering data analysis, advanced process control, design of experiments and process development and optimization tools.

     Brooks provides complete solutions for 200mm Standard Mechanical Interface Facilities (SMIF) and MiniEnvironment and 300mm Front Opening Uniform Pod (FOUP) automation. Brooks believes its factory interface solutions enhance return on investment in new fabs, and in retrofit projects, as well as investment in process tools, by providing solutions for full integration, automation and ramp-up qualification of the manufacturing equipment.

     Brooks believes its products and services for factory automation offer significant advantages in a number of areas, including those set forth below:

     Process Management. For factory automation, Brooks offers software solutions for material control, work-in-progress, tracking, maintenance management, process and equipment control, recipe management and process optimization.

     Throughput. Data from equipment and processes is captured in the manufacturing execution system, to manage and optimize the flow of work-in-progress throughout the factory. The Company's software solutions support overall equipment utilization, process optimization and throughput.

     Equipment Utilization. Brooks software solutions for equipment give early warning of problems to minimize unscheduled downtime and manage preventative maintenance cycles to improve equipment utilization.

     Process Optimization. Data from the equipment is readily available to engineers so they can identify significant process variations and respond to them rapidly to enhance manufacturing processes.

The following table lists Brooks' primary product offerings within each of the markets it serves:

TOOL AUTOMATION MARKETS                       PRODUCT LINES
Semiconductor Vacuum Products                 Central Wafer Handling Systems
                                              Transfer Robots
                                              Thermal Conditioning Modules (Cool and Degas)
                                              Cassette Elevator Load Locks
                                              Aligners

Semiconductor Atmospheric and Inert
Environment Products                          Central Wafer Handling Systems
                                              In-line Wafer Handling Systems
                                              Transfer Robots
                                              Thermal Conditioning Modules (Cool)
                                              Cassette Elevator Load Locks
                                              Aligners

Flat Panel Display Products                   Central Substrate Handling Systems
                                              Transfer Robots
                                              Cassette Elevator Load Locks
                                              Thermal Conditioning Modules (Degas)
                                              Tool Buffers

Tool Control Software                         Clusterlink
                                              ControlPower
                                              ControlVision

FACTORY AUTOMATION MARKETS                    PRODUCT LINES
Factory Automation Software                   Customizable Cell Control Solutions
                                              Integrated Manufacturing Execution System Solutions
                                              Computerized Maintenance Management Software
                                              Equipment Automation Solutions
                                              Process Optimization Solutions
                                              Engineering Data Analysis Tools
                                              Advanced Process Control Solutions

Factory Interface Automation                  Standard Mechanical Interface Facilities (SMIF)
                                              Front Opening Uniform Pods (FOUP) Interfaces
                                              Equipment Front End Modules (EFEM)
                                              Tool Stockers and Buffers
                                              Substrate Sorters
                                              Carrier Tracking Systems
                                              Minienvironments

TOOL AUTOMATION SEMICONDUCTOR VACUUM PRODUCTS

VACUUM CENTRAL WAFER HANDLING SYSTEMS

     Brooks' family of Marathon Express vacuum central wafer handling systems handle wafer sizes of 100mm to 300mm in diameter, are offered with four to eight sides, referred to as ports, and have vacuum ranges of 10(-3) to 10(-8) torr. Torr is a measure of vacuum pressure. Each port can accommodate process modules meeting SEMI/MESC industry standards. Using a two-load lock configuration, Brooks' Marathon Express 800 eight-sided central wafer handling system can accommodate up to six process modules. Marathon Express systems typically incorporate either Brooks' single or its dual frog-arm MagnaTran 7 vacuum transfer robot, one or more of Brooks' vacuum cassette elevator load locks, Brooks' TopLigner wafer aligner, and, if required, Brooks' TopCooler wafer cooling module. The Company has been able to increase the availability of ports for use with process modules by developing a wafer aligner and a cooling module which mount between a vacuum cassette elevator load lock or process module and the central wafer handling chamber.

     In 1999, Brooks developed a next-generation 200mm and 300mm wafer handling system, the Gemini Express 6000, which features the dual same-side LeapFrog MagnaTran 7 robot, the newly-developed AcuTran 7 transfer robot and standardized open cassette SMIF and FOUP interfaces. The system offers improvement in flexibility to meet factory wafer carrier and size requirements, and permits multiple wafer sizes to be handled concurrently.

VACUUM TRANSFER ROBOTS

     Brooks' vacuum transfer robot, the MagnaTran 7, is a second generation magnetic drive robot that incorporates the Company's patented time optimal trajectory software algorithms to control and monitor its operation. The MagnaTran 7 is smaller and lighter than its predecessor. Building on its experience in developing robot wafer transfer technology, Brooks has developed the dual, same-side LeapFrog high-productivity arm configuration. The LeapFrog arm is only available on the MagnaTran 7 robot and is a feature of Brooks' Marathon Express and Gemini Express central handling systems. These robots are constructed to SEMI/MESC industry standards and are also sold separately for use with other vacuum wafer handling applications. Brooks believes that the technical advances implemented to meet the requirements of the flat panel display industry enabled Brooks to adopt its MagnaTran robots, with minimal technical modifications, to handle 300mm wafers.

VACUUM WAFER HANDLING AND CONDITIONING MODULES

     Vacuum Cassette Elevator Load Locks. Brooks has developed a family of vacuum cassette elevator load locks to hold, raise and lower cassettes of wafers for cluster tools and other vacuum automation equipment. Brooks' VCE 6 200mm cassette load lock features flexible and changeable interfaces, is field upgradable and is available with either a manual or automatic door configuration. The automatic door uses an innovative low particle, low profile drive mechanism, which opens vertically below the cluster platform for compatability with a number of methodologies for transporting batches of wafers from destination to destination within the semiconductor fabrication facility. These methodologies include standard mechanical interfaces, automated guided vehicles and rail guided vehicles. Brooks has developed the VCE 5 for 300mm wafers with a batch wafer transfer arm and a front opening unified pod interface. Like cassettes, front opening unified pods are devices used to carry wafers from process tool to process tool while maintaining a clean environment. Brooks has developed the small volume facilities lock for 300mm wafers to interface with Brooks' atmospheric, in-line handling system.

     Vacuum Aligners. Wafer processing requires precise alignment and, often, orientation of a wafer for processing. The Company's TopLigner wafer aligner provides fast one-step wafer alignment by optically sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position. The TopLigner is designed for intermodule mounting between a module, such as the cassette load lock and the central wafer handling chamber, in order to conserve a port of the cluster tool. Brooks' TopLigner is designed for 200mm and 300mm wafer alignment.

     Vacuum Cool Modules. Brooks' TopCooler cool station cools wafers after hot processing to a temperature that allows placement into a plastic wafer cassette. Brooks' TopCooler is designed for 200mm and 300mm wafer applications.

SEMICONDUCTOR ATMOSPHERIC AND INERT ENVIRONMENT PRODUCTS.

     Building upon its vacuum wafer handling systems, Brooks is pursuing the development of a broad line of products for atmospheric applications. Atmospheric wafer handling systems may be segregated into two subcategories: the traditional ambient atmospheric wafer handling systems and "inert," principally nitrogen, environment wafer handling systems. The traditional atmospheric wafer handling systems include fully integrated automated wafer handling platforms for open, ambient air in-line wafer handling platforms. The inert environment wafer handling systems include fully integrated, automated wafer handling platforms for at or above atmospheric pressure cluster tools. Brooks' line of inert environment products include the AX500, AX600 and AX6000, which were launched in fiscal 1997.

ATMOSPHERIC WAFER HANDLING SYSTEMS

     Brooks is developing its second generation atmospheric wafer handling systems, the atmospheric front end, or AFE, to handle wafer sizes from 150mm to 300mm in diameter. The systems are expected to offer two to four unified pod staging locations and may be operated in demanding clean room environments. These configurations are being developed to meet broad market requirements. The AFE is being designed for 200mm and 300mm wafer open cassettes, 200mm SMIF and 300mm FOUP applications. Brooks plans to incorporate its single SCARA arm AcuTran 7 atmospheric transfer robot and AcuLigner wafer aligner into the AFE systems.

ATMOSPHERIC TRANSFER ROBOTS

     Building on its experience in developing transfer robots and employing its magnetic direct drive technology, Brooks has developed the AcuTran 7, its next-generation atmospheric transfer robot, to handle up to 300mm wafers in ambient atmospheric environments. The Company plans for these robots to be a standard feature of its AFE in-line wafer handling systems, to be constructed to SEMI industry standards and to be sold separately for use with other atmospheric wafer handling applications. Brooks has also developed a wet environment robot, the AquaTran 7, which has the same features as the AcuTran 7 with the addition of wet environment capability. Some wafer fabrication processes such as cleaning, electroplating and chemical mechanical planarization operate in environments with caustic solutions. These environments are known as wet environments. Brooks' robots incorporate digital signal processing technology and patented time optimal trajectory software to control and monitor their operation.

OTHER ATMOSPHERIC WAFER HANDLING MODULES

     Brooks' AcuLigner wafer aligner has been developed for fast one-step 150mm to 300mm wafer alignment by optically sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position.

FLAT PANEL DISPLAY PRODUCTS

     In 1994, Brooks introduced a family of vacuum central substrate handling systems and modules for the flat panel display deposition and etch process equipment markets, shipping its first Hercules central substrate handling system for a flat panel display vacuum cluster tool in July 1994.

     The Hercules systems can handle flat panel display substrates from 350mm x 460mm to 600mm x 720mm in size. The Hercules system includes Brooks' MagnaTran 70 magnetically driven frog-arm vacuum transfer robot with two or three axes of motion and single or dual arm options, a single substrate load lock, or a 20 to 30 substrate cassette elevator load lock and a seven substrate batch degas module.

     Brooks has developed a next generation magnetic drive robot, the MagnaTran 70, for the flat panel display market. The MagnaTran 70 robot series is smaller and lighter and features an optional extended vertical axis for deployment in Brooks' next generation platforms. The Company has also developed the MagnaTran 77 Long Z Axis and MagnaTran 74 long reach flat panel display robots.

TOOL CONTROL SOFTWARE

     Brooks provides ClusterLink 3 tool control system software to control its vacuum wafer handling systems, graphical user interface and process modules. The software interfaces with process tool controllers and provides environment control, load lock pumping and venting, error recovery diagnostics, safety control and scheduling of wafer transfers. When providing a turn-key solution that includes Brooks' system control and scheduling software, the Company is able to provide guarantees relating to throughput and particle contamination.

FACTORY AUTOMATION PRODUCTS

FACTORY AUTOMATION SOFTWARE

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

     STATIONworks is a packaged set of tools that integrates process and production data from various equipment with a MES, including Brooks' FACTORYworks product. STATIONworks includes a library of equipment interface drivers (currently 150 unique drivers) that are provided as a part of the Tool-Object-Model portion of the product. The product also provides a common service design that gives customers the capability to develop customer services that are re-usable across various applications.

     Xsite is an integrated software package providing a computerized means of controlling many aspects of maintenance activity, from breakdown analysis and work order control to condition monitoring and preventive maintenance scheduling. The product provides the ability to display and utilize charts, diagrams and drawings.

     Starfire is a software solution for process characterization and process optimization. Starfire systematically leverages expertise of manufacturing development teams and engineers to successfully employ statistical and analysis methods.

     RS/Series and Cornerstone provide applied statistical software for engineers who manage complex manufacturing processes.

     Patterns combines event recognition technology with traditional control techniques to provide real-time equipment monitoring, fault detection, and end-point detection. Patterns can be used with different types of equipment in different manufacturing processes.

FACTORY INTERFACE AUTOMATION

     Brooks Automation factory interface hardware and software solutions include a system of minienvironments and automated transfer mechanisms to isolate the semiconductor wafer from the production environment. This isolation protects the product from contamination, which can adversely affect its performance.

STANDARD MECHANICAL INTERFACE FACILITIES

     Brook's 200 mm SMIF products can be divided into 2 major product lines. The first product line consists of cassette loaders including ERGOSPEED 3800, which was one of the first systems incorporating ergonomics designs. Brooks also offers a second generation loader in this product line, ERGOSPEED II, which offers improved footprint, ergonomics, loading time and communications. The second 200mm SMIF product line offers a range of products including the integrated SMIF Elevator, the ISE 200 and variations on these products. Both SMIF product lines feature operator safety, reliability in operation and wafer handling protection.

FRONT OPENING UNIFIED PODS

     Brooks offers a wide and customizable range of FOUPs. Brooks' FOUPs typically provide easy installation, ultra clean operation, fast cycle times, reliability and operator safety. Brooks' FOUPs can be equipped with advanced functionality, including features such as communication, ccd-mapping and carrier identification. These products can handle wafers ranging from 100 mm to 300 mm. Brooks' FIXLOAD is compliant with SEMI standards for 300mm FOUPs.

MINIENVIRONMENTS, STOCKERS, SORTERS AND BUFFER SYSTEMS

     A minienvironment is made up of sealed containers that encapsulate wafer cassettes with engineered airflows that surround process equipment and robotic systems that transfer wafer cassettes into and out of process equipment. Brooks provides technologically and dimensionally tailored minienvironments to end-users and OEM customers.

     Brook's factory interface product line also includes stockers and sorters for interbay, intrabay and step-level automation. The minienvironment maintains and controls cleanliness independent of the external room environment.

     Brooks offers a sophisticated modular buffer system. The capacity and the configuration of the buffer system is highly flexible and allows storage capacities from 4 to 12 FOUPs. Typical buffers are used for process equipment with high wafer throughput such as metrology, wet bench and furnace systems.

TRACKING SYSTEMS

     In addition, the Company also provides carrier tracking systems, for automated tracking and control of the wafers at the batch, lot and wafer level throughout the manufacturing process. Brooks' IridNet advanced tracking system provides efficient material management, shortens cycle times by minimizing search time for work-in-process and the elimination of mis-processed lots.

     Brooks' latest carrier identification (CID) product is the ReadPoint 300RF, designed specifically for the needs of semiconductor manufacturing based on 300 mm wafers.

CUSTOMERS

     Brooks' customers for wafer and flat panel display substrate handling systems are primarily original equipment manufacturers and semiconductor manufacturers who are constructing new and/or retrofitting existing vacuum and atmospheric automation of their process equipment or developing advanced process equipment for internal use. Brooks' customers for factory automation software and factory interface solutions are primarily semiconductor manufacturers. The Company's current customers are primarily located in the United States, Japan, South Korea, Taiwan, Singapore and Europe. Brooks markets its developing family of atmospheric central wafer handling equipment to its existing customers in the vacuum and flat panel display markets and to potential new customers.

     Relatively few customers account for a substantial portion of Brooks' revenues. The following chart presents sales to the Company's ten largest customers and sales to Lam Research Corporation, Brooks' largest customer, as a percentage of total revenue for the periods indicated:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Ten largest customers                                           63%       61%       60%
Lam Research Corporation                                        15%       16%       17%

     A reduction or delay in orders from Lam or other significant customers could have a material adverse effect on Brooks' results of operations. See Note 15, "Segment, Geographic, Significant Customers and Related Party Information," in Brooks' consolidated financial statements for further discussion of Brooks' sales by geographic region.

     Brooks derives a significant amount of direct foreign revenues. The following chart presents foreign revenue as a percentage of total revenue for the periods indicated:

YEAR ENDED SEPTEMBER 30,
------------------------
1999      1998     1997
----     ------   ------
  41%      41%      38%

     The Company expects foreign revenues to continue to represent a significant percentage of total revenues in the foreseeable future. Brooks cannot guarantee that geographical growth rates, if any, in the foreseeable future will be comparable to those achieved in recent years. See "Item 7. Risk Factors -- Brooks Conducts Its Business Internationally, Which Exposes It to a Number of Difficulties in Coordinating Its Activities Outside the United States and in Dealing with Multiple Regulatory Environments" for a discussion of additional factors which could adversely affect foreign revenues.

MARKETING, SALES AND CUSTOMER SUPPORT

     Brooks markets and sells its tool and factory automation hardware and software solutions for factory performance optimization in the United States, Japan, South Korea, Taiwan, Singapore and Europe through its direct sales and marketing organization. The selling process for Brooks' products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different organization levels to provide planning and product customization and to assure open communication and support. Brooks also utilizes a network of value-added integration partners to provide implementation and integration services for its products.

     The Company's marketing activities also include participation in trade shows, publication of articles in trade journals, participation in industry forums and distribution of sales literature. To enhance this communication and support, particularly with its international customers, Brooks maintains technology centers in the United States, British Columbia, Japan, South Korea, Taiwan, Singapore and Germany. These facilities, together with Brooks' headquarters, maintain demonstration equipment for customers to evaluate. Customers are also encouraged to discuss the features and applications of Brooks' demonstration equipment with Brooks' engineers located at these facilities. The Company maintains a number of regional sales and service centers throughout the world.

     In 1998, Brooks developed a new sales and marketing tool, a process tool throughput simulator, to enable the evaluation of various wafer handling system configurations to identify the preferred tool configuration for a specific application. This tool simulates the movement of wafers with execution times, scheduling algorithms, and flow sequences similar to those of actual process tools and outputs this information visually. This tool is capable of comparing multiple tool configurations simultaneously for preferred fit comparison.

     Brooks provides support to its customers with:

     - telephone technical support access 24-hours a day, 365 days a year;

     - direct training programs; and

     - operating manuals and other technical support information for Brooks' products.

     The Company maintains spare parts inventories in all of its locations to enable its personnel to serve Brooks' customers and repair their products more efficiently.

COMPETITION

     The semiconductor and flat panel display process equipment manufacturing industries are highly competitive and characterized by continual change and improvement in technology. Although other independent companies sell vacuum and atmospheric wafer and flat panel display substrate handling automation systems and vacuum transfer robots to original equipment manufacturers, Brooks believes that its primary competition is from the larger, integrated semiconductor and flat panel display original equipment manufacturers that satisfy their substrate handling needs in-house rather than by purchasing handling systems or modules from an independent source such as Brooks. Such original equipment manufacturers comprise the majority of Brooks' current and potential customers. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. Brooks believes that most vacuum central wafer handling systems and modules are manufactured in-house by original equipment manufacturers. Many of the companies in these industries have significantly greater research and development, clean room manufacturing, marketing and financial resources than Brooks.

     Many original equipment manufacturers have substantial resources and expertise in substrate handling and automation in vacuum and atmospheric environments and will only purchase Brooks' products if Brooks can demonstrate improved product performance, as measured by throughput, reliability, contamination control and accuracy, at an acceptable price. Brooks believes that it competes favorably with original equipment manufacturers and other independent suppliers with respect to all of these factors. However, Brooks cannot guarantee that it will be successful in selling its products to original equipment manufacturers that currently satisfy their wafer and flat panel handling needs in-house or from other independent suppliers, regardless of the performance or the price of Brooks' products.

     Brooks' sale of its products for the flat panel display process equipment market is heavily dependent upon its penetration of the Japanese market. Brooks is continuing to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, Brooks may be at a competitive disadvantage to Japanese suppliers.

     Brooks believes that the primary competitive factors in the end-user market for factory automation software and process control software are product functionality, price/performance, ease of use, hardware and software platform compatibility, vendor reputation and financial stability. Brooks believes its products currently compete favorably with other systems on the primary factors listed above. Brooks also believes that the relative importance of these competitive factors may change over time. Brooks experiences direct competition in the semiconductor industry from various competitors, including Applied Materials-Consilium, PRI-Promis, SAS Institute and numerous small, independent software companies.

     Brooks believes that the competitive factors in the factory interface market are technical and technological capabilities reliability, price/performance, and global sales and support capability. Furthermore, Brooks believes that it distinguishes itself from its competitors through product innovations, technological experience and solid skill base, wide product range and perceived excellence in performance of products and services, quality and reliability. Brooks' robots are easy to use and flexible and are being maintained by a globally trained, skilled field service support organization. The effectiveness of marketing, sales and price secure the Company's competitive position in the market. In this market, Brooks encounters direct competition from Asyst, Fortrend, Kensington and Irvine. Some of these competitors have extensive engineering, manufacturing and marketing capabilities.

RESEARCH AND DEVELOPMENT

     Brooks' research and development efforts are focused on developing new products for the semiconductor, data storage, and flat panel display process equipment industries and further enhancing the functionality, reliability and performance of existing products. Brooks' engineering, marketing, operations and management personnel have developed close collaborative relationships with many of its customer counterparts and have used these relationships to identify market demands and target Brooks' research and development to meet those demands. Brooks' current research and development efforts include the continued development and enhancement of Brooks' semiconductor and flat panel display products, including Gemini Express vacuum central wafer handling systems and modules, fourth generation flat panel display substrate handling systems and modules, 300mm loadport modules, integrated equipment front end modules, atmospheric handling systems and modules, manufacturing execution system and station control software and factory automation software solutions. The Company also maintains relationships with IC manufacturers and equipment suppliers to define hardware and software solutions for equipment front-end automation, contamination control, logistic management, material tracking and equipment integration.

MANUFACTURING

     Brooks' manufacturing operations consist primarily of product assembly, integration, and testing. Brooks has adopted stringent quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of its products. Brooks is ISO 9001 certified.

     Brooks employs a just-in-time manufacturing strategy. Brooks believes that this strategy, coupled with the outsourcing of non-critical subassemblies, reduces fixed operating costs, improves working capital efficiency, reduces manufacturing cycle times and improves flexibility to rapidly adjust its production capacities. While Brooks often uses single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, Brooks believes that these parts and materials are readily available from other supply sources. Brooks also believes that its software development and manufacturing facilities are more than adequate to service foreseeable needs.

PATENTS AND PROPRIETARY RIGHTS

     Brooks relies upon trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing agreements to protect its technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, Brooks believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is Brooks' policy to require all technical and management personnel to enter into nondisclosure agreements.

     Brooks has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. Brooks cannot guarantee that any patent obtained will provide protection or be of commercial benefit to Brooks. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. Brooks cannot guarantee that these efforts will meaningfully protect its trade secrets. As of September 30, 1999, Brooks had obtained 52 United States patents and had 48 United States patent applications pending on its behalf. In addition, Brooks had obtained 12 foreign patents and had 87 foreign patent applications pending on its behalf. Brooks' United States patents expire at various times from 2005 to 2018. Brooks cannot guarantee that its pending patent applications or any future applications will be approved or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to those of Brooks. These patent applications may have priority over patent applications filed by Brooks.

     There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Any patent litigation would be costly and could divert the efforts and attention of Brooks' management and technical personnel, which could have a material adverse effect on Brooks' business, financial condition and results of operations. Brooks cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of Brooks' products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect Brooks' business, financial condition and results of operations. If any such claims are asserted against Brooks' intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. Brooks cannot guarantee, however, that a license will be available on reasonable terms or at all. Brooks could decide in the alternative to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and could divert the efforts and attention of Brooks' management and technical personnel, which could materially and adversely affect Brooks' business, financial condition and results of operations.

     Brooks had received notice from General Signal Corporation alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of Brooks' products. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents.

BACKLOG

     Backlog for Brooks' products as of September 30, 1999, totaled $48.9 million. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of Brooks' revenues for any future period. A substantial percentage of current business generates no backlog because the Company delivers its products and services in the same period in which the order is received.

EMPLOYEES

     At September 30, 1999, Brooks had approximately 850 employees. Brooks believes its future success will depend in large part on its ability to attract and retain highly skilled employees. Approximately 75 employees in the Company's Jena, Germany facility are covered by a collective bargaining agreement. Brooks considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

     Brooks has a seven year lease, ending August 2002, for its headquarters and primary manufacturing facility in Chelmsford, Massachusetts. This facility is a two-story brick structure with approximately 130,000 square feet of space. The Company maintains additional manufacturing facilities in California, Colorado and Germany. Brooks maintains hardware and software development facilities in Massachusetts, California, Germany, South Korea and Canada. The Company maintains sales and service offices in California, Arizona, Japan, South Korea, Taiwan and the United Kingdom. Brooks maintains sales offices in Massachusetts, Florida, Oregon, Texas, Germany, France and Singapore.

ITEM 3.  LEGAL PROCEEDINGS

     Brooks is not a party to any material pending legal proceedings. See "Patents and Proprietary Rights," in Part I, Item 1, "Business," for a description of certain potential patent disputes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 1999, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "BRKS." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock, as reported by the Nasdaq National Market:

                                                               HIGH      LOW
                                                              ------    ------
Fiscal year ended September 30, 1999
First quarter                                                 $17.44    $ 8.25
  Second quarter                                              $26.38    $14.50
  Third quarter                                               $28.38    $16.75
  Fourth quarter                                              $31.00    $17.38

Fiscal year ended September 30, 1998
  First quarter                                               $41.13    $12.38
  Second quarter                                              $19.25    $13.00
  Third quarter                                               $17.50    $11.38
  Fourth quarter                                              $12.75    $ 8.13

NUMBER OF HOLDERS

     As of November 30, 1999, there were 336 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     Other than dividends paid by Brooks Canada prior to its acquisition by the Company, the Company has never paid or declared any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

ISSUANCE OF UNREGISTERED COMMON STOCK

     On September 30, 1999, Brooks completed the acquisition of certain assets of the Infab Division of Jenoptik AG in exchange for 914,286 shares of the Company's common stock, subject to adjustment. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                         1999      1998(A)     1997(A)     1996(A)     1995(A)
                                       --------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED SEPTEMBER 30,
Revenues(b)                            $103,906    $100,252    $109,427    $112,730    $68,488
Gross profit                           $ 46,029    $ 26,724    $ 44,117    $ 54,769    $34,404
Income (loss) from operations          $(11,496)   $(29,874)   $ (2,996)   $ 10,426    $ 6,312
Income (loss) before income taxes      $ (8,899)   $(27,244)   $ (3,702)   $ 10,390    $ 6,420
Net income (loss)                      $ (7,884)   $(22,563)   $ (4,169)   $  6,470    $ 4,715
Accretion and dividends on preferred
  stock                                $    654    $  1,420    $  1,005    $    521    $   521
Net income (loss) available to common
  stockholders                         $ (8,538)   $(23,983)   $ (5,174)   $  5,949    $ 4,194
Diluted earnings (loss) per share      $  (0.76)   $  (2.32)   $  (0.66)   $   0.65    $  0.55
Shares used in computing diluted
  earnings (loss) per share              11,192      10,337       7,880       9,161      7,685

                                         1999      1998(a)     1997(a)     1996(a)     1995(a)
                                       --------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
AS OF SEPTEMBER 30,
Total assets                           $177,145    $145,321    $166,292    $ 80,693    $66,379
Working capital                        $105,796    $103,238    $119,550    $ 35,826    $35,721
Current portion of long-term debt      $    537    $    505    $    803    $  2,848    $ 1,759
Long-term debt (less current portion)  $    801    $  3,344    $  2,624    $  1,052    $ 1,026
Redeemable convertible preferred
  stock                                $     --    $  3,562    $ 13,029    $  9,831    $ 9,298
Stockholders' equity                   $142,146    $118,634    $128,797    $ 47,904    $38,883

---------------
(a) Amounts have been restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999.

(b) Includes revenues from a related party of $15.3 million, $15.9 million, $18.2 million, $19.1 million and $10.5 million in fiscal 1999, 1998, 1997, 1996 and 1995, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

     Based on Brooks' overall interest exposure at September 30, 1999, including all interest rate sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

CURRENCY RATE EXPOSURE

     Brooks' foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of Brooks' international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Brooks' international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' equity. To the extent Brooks expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Brooks will be exposed to increased risk of currency fluctuation.

STOCK PRICE

     The stock prices of semiconductor equipment companies are subject to significant fluctuations. Brooks' stock price may be affected by a variety of factors that could cause the price of Brooks' common stock to fluctuate, perhaps substantially, including: announcements of developments related to Brooks' business; quarterly fluctuations of Brooks' actual or anticipated operating results and order levels; general conditions in the semiconductor and flat panel display industries or the worldwide economy; announcements of technological innovations; new products or product enhancements by Brooks or its competitors; developments in patents or other intellectual property rights and litigation; and developments in Brooks' relationships with its customers and suppliers. In addition, in recent years, both the stock market in general and the market for shares of small capitalization and semiconductor industry-related companies in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of Brooks' common stock. There can be no assurance that the market price of the common stock of Brooks will not decline.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" which involve known risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Brooks Automation, Inc. ("Brooks" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include the factors that may affect future results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.

OVERVIEW

     The predecessor of Brooks was organized in February 1989 and acquired the semiconductor wafer handling business of the Brooks Automation Division of Aeronca Electronics, Inc., a subsidiary of Fleet Aerospace Corporation, in March 1989.

     Brooks is a leading supplier of tool and factory hardware and software automation solutions for the global semiconductor, data storage, and flat panel display manufacturing industries. Founded in 1978, Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company's offerings have evolved from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions from process tools to factory scheduling used to optimize fab performance. In 1998 and 1999 the Company diversified and entered the factory automation market, beginning with the acquisition of FASTech Integration, Inc. Through a recent series of acquisitions Brooks has emerged as one of the leading suppliers of factory automation software and hardware solutions to end users in these markets.

     In 1992, the Company introduced the family of vacuum central wafer handling systems and modules that forms the foundation of the Company's current business. In 1994, the Company introduced a similar family of systems and modules for flat panel display substrates, including a next-generation magnetically driven vacuum transfer robot. In 1996, the Company acquired Techware Systems Corporation ("Techware"), a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997, the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers. In 1998, the Company acquired FASTech Integration, Inc. ("FASTech"), a designer and supplier of top-to-bottom integrated Manufacturing Execution Systems ("MES") software solutions. Both of these acquisitions were accounted for under the pooling of interests method.

     The Company made several acquisitions during fiscal year 1999. On April 21, 1999, the Company completed the acquisition of Hanyon Technology, Inc. ("Hanyon"). Hanyon, based in Korea, provides MES systems integration services and cell control automation solutions to the semiconductor and liquid crystal display industries in Korea and Taiwan. On June 30, 1999, the Company completed the acquisition of substantially all the assets and certain liabilities of Domain Manufacturing Corporation ("Domain"). Domain is a leading developer of process development, data analysis and advanced process control software. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of Hanyon and Domain for the periods subsequent to their respective dates of acquisition.

     On August 31, 1999, the Company completed the acquisition of Smart Machines Inc. ("Smart Machines"). Smart Machines produces process tool automation components for semiconductor manufacturers. This acquisition was accounted for as a pooling of interests. Accordingly, the Company's historical financial results have been restated to include the results of Smart for all periods presented.

     On September 30, 1999, the Company completed the acquisition of certain assets of the Infab Division ("Infab") of Jenoptik AG, a leading supplier of advanced factory interface systems. This acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets are included in the Company's Consolidated Balance Sheet as of September 30, 1999.

     In June 1999, the Company formed a joint venture in Korea with Samsung Electronics. This joint venture is 70% owned by the Company and 30% owned by Samsung, and has been organized to design, develop, and manufacture atmospheric flat panel display loaders along with other products. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the financial statements.

     Many of the Company's customers purchase the Company's vacuum transfer robots and other modules before purchasing the Company's vacuum central wafer handling systems. The Company believes that once a customer has selected the Company's products for a process tool, the customer is likely to rely on those products for the life of that process tool model, which can be in excess of five years. Conversely, losing a bid for a MES does not preclude the Company from securing optimization products to fit with a competitor's manufacturing execution systems.

     The Company's product revenues include sales of hardware and software products. The Company's service revenues include revenue from maintenance contracts, fixed fee application consulting contracts, and time and material based contracts.

     The majority of the Company's revenues have been generated by sales to customers in the United States, although the Company believes that a significant portion of these customers incorporate the Company's products into equipment sold to their foreign customers. The Company's foreign sales have occurred principally in Japan, South Korea, Taiwan, Singapore and Europe.

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

                             RESULTS OF OPERATIONS

IMPACT OF ACQUISITION-RELATED, RESTRUCTURING AND OTHER COSTS

     During the fourth quarter of fiscal 1999, the Company recorded $5.3 million of acquisition-related, restructuring and other costs. These charges were comprised of $1.0 million in inventory-related costs, $1.2 million for transaction costs related to the Smart Machines acquisition, $1.9 million for restructuring charges and $1.2 million of additional depreciation expense due to shortening the lives of certain assets. The restructuring charges include costs to terminate certain employees and the write-off of certain fixed assets during fiscal 1999 under a plan approved and implemented by management during fiscal 1999. During fiscal 1998, the Company recorded acquisition-related, restructuring and other costs of $11.8 million. These charges included $6.2 million of inventory-related costs, $2.4 million of FASTech acquisition-related costs, $1.5 million of restructuring charges, $0.7 million of accounts receivable reserves, $0.7 million of additional depreciation charges and $0.3 million of interest expense. The following table reflects the results of operations for the three years ended September 30, 1999, including the effect of the acquisition-related, restructuring and other costs for the years ended September 30, 1999 and 1998:

                             YEAR ENDED SEPTEMBER 30, 1999                YEAR ENDED SEPTEMBER 30, 1998
                       -----------------------------------------    -----------------------------------------
                                      ACQUISITION-                                 ACQUISITION-
                                        RELATED,                                     RELATED,                     AS REPORTED
                                      RESTRUCTURING                                RESTRUCTURING                  YEAR ENDED
                                        AND OTHER                                    AND OTHER                   SEPTEMBER 30,
                       AS REPORTED        COSTS        PRO FORMA    AS REPORTED        COSTS        PRO FORMA        1997
                       -----------    -------------    ---------    -----------    -------------    ---------    -------------
Revenues
Product                 $ 82,437        $     --       $ 82,437      $ 80,856         $    --       $ 80,856        $89,063
  Service                 21,469              --         21,469        19,396              --         19,396         20,364
                        --------        --------       --------      --------         -------       --------        -------
    Total revenues       103,906              --        103,906       100,252              --        100,252        109,427
                        --------        --------       --------      --------         -------       --------        -------
Cost of revenues
  Product                 44,311          (1,638)(a)     42,673        61,990          (6,579)(d)     55,411         52,953
  Service                 13,566              --         13,566        11,538              --         11,538         12,357
                        --------        --------       --------      --------         -------       --------        -------
    Total cost of
      revenues            57,877          (1,638)        56,239        73,528          (6,579)        66,949         65,310
                        --------        --------       --------      --------         -------       --------        -------
Gross profit              46,029           1,638         47,667        26,724           6,579         33,303         44,117
                        --------        --------       --------      --------         -------       --------        -------
Operating expenses
  Research and
  development             22,425            (339)(b)     22,086        25,376            (167)(b)     25,209         22,208
  Selling, general
    and
    administrative        31,631            (185)(b)     31,446        27,500          (1,010)(e)     26,490         24,905
  Amortization of
    acquired
    intangible assets        349              --            349            --              --             --             --
  Acquisition-related
    and restructuring
    costs                  3,120          (3,120)(c)         --         3,722          (3,722)(f)         --             --
                        --------        --------       --------      --------         -------       --------        -------
Total operating
  expenses                57,525          (3,644)        53,881        56,598          (4,899)        51,699         47,113
                        --------        --------       --------      --------         -------       --------        -------
Loss from operations     (11,496)          5,282         (6,214)      (29,874)         11,478        (18,396)        (2,996)
Interest (income)         (3,150)             --         (3,150)       (3,629)             --         (3,629)          (234)
Interest expense             368              --            368           999            (345)(g)        654            940
Other (income)
  expense                    225              --            225            --              --             --             --
                        --------        --------       --------      --------         -------       --------        -------
Loss before income
  taxes                 $ (8,939)       $  5,282       $ (3,657)     $(27,244)        $11,823       $(15,421)       $(3,702)
                        ========        ========       ========      ========         =======       ========        =======

---------------
 (a) Comprised of $1.0 million of inventory-related charges and $0.6 million of additional depreciation expense.

 (b) Additional depreciation expense.

 (c) Comprised of $1.2 million for transaction costs related to the Smart Machines acquisition, $0.3 million for severance costs and $1.6 million for the write-off of certain fixed assets.

(d) Comprised of $6.2 million of inventory-related charges, $0.1 million of severance costs and $0.3 million of additional depreciation expense.

 (e) Comprised of $0.7 million of additional accounts receivable reserves, $0.2 million of additional depreciation expense and $0.1 million for severance and other transaction-related costs.

 (f) Comprised of $1.4 million of costs to exit duplicate facilities, $1.0 million of legal, accounting and other transaction-related costs and $1.3 million for severance costs.

 (g) Charges reflect interest expense incurred on retirement of debt in conjunction with the Company's acquisition of FASTech.

FISCAL YEAR ENDED SEPTEMBER 30, 1999, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

REVENUES

     Total revenues increased 3.6%, to $103.9 million in fiscal 1999, compared to revenues of $100.3 million in fiscal 1998. Product revenues increased $1.6 million, or 2.0%, primarily as a result of improving 200mm revenues. Service revenues increased $2.1 million, or 10.7%, primarily as a result of the Company's acquisitions and the impact of the acquisitions on consulting services associated with factory automation.

     Foreign revenues for fiscal 1999 were $42.6 million (41.0% of revenues), including $31.4 million of direct sales to Asian customers, compared with foreign revenues of $41.3 million (41.2% of revenues), including $31.7 million of direct sales to Asian customers in the prior fiscal year. The Company expects that foreign revenues will continue to account for a significant portion of total revenues in fiscal 2000. However, there can be no assurance that foreign revenues, particularly from Asia, will remain a strong component of the Company's total revenues.

GROSS PROFIT

     Gross profit increased to 44.3% for fiscal 1999, compared to 26.7% for fiscal 1998. Gross profit on product revenues increased to 46.3%, compared to 23.3% for fiscal 1998. Included in the cost of product revenues for fiscal 1999 and fiscal 1998 are charges of $1.6 million and $6.6 million, respectively, for acquisition-related, restructuring and other costs. The fiscal 1999 charges are comprised of a $1.0 million charge to provide additional reserves for slow-moving and obsolete inventories and $0.6 million of additional depreciation expense, while the fiscal 1998 charge was comprised of $6.2 million to provide additional reserves for slow-moving and obsolete inventories, $0.3 million for additional depreciation costs and $0.1 million for severance costs. Excluding these costs, gross profit on product revenues was 48.2% for fiscal 1999, an increase from 31.5% for fiscal 1998 due to improving manufacturing capacity utilization and the acquisition of higher margin software product businesses. In future periods, gross profit may be adversely affected by changes in the mix of products sold, continued pricing pressures or increases in cost of product revenues.

     Gross profit on service revenues was 36.8% for fiscal 1999, compared to 40.5% for fiscal 1998. Included in the cost of service revenues are global customer support costs, consisting primarily of personnel costs and travel expenses. Global customer support costs were $7.8 million and $6.0 million for fiscal 1999 and fiscal 1998, respectively.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased by 11.6%, to $22.4 million for fiscal 1999, from $25.4 million in the prior year. Research and development expenses also decreased as a percentage of revenues, to 21.6% in fiscal 1999, compared to 25.3% in the prior year. The spending decrease was the effect of reduced personnel costs and other related spending associated with the changing mix of supported technologies. The Company believes that research and development expenditures are essential to maintaining its competitive position as a leading supplier of tool and factory hardware and software automation solutions in the semiconductor, data storage and flat panel display manufacturing industries; the Company expects gross expenditure levels to continue at or above current levels in the future.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 15.0%, to $31.6 million (30.4% of revenues) in fiscal 1999, compared to $27.5 million (27.4% of revenues) in fiscal 1998. Fiscal 1999 expenses included $0.2 million for additional deprecation expense. Fiscal 1998 expenses included $1.0 million for additional accounts receivable reserves and additional depreciation expense. The spending increase over last year is due to expanded sales and marketing activities as well as increased general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements. The Company expects that future expenditure levels will continue at or above current levels to support its worldwide sales and administrative organizations.

ACQUISITION-RELATED AND RESTRUCTURING COSTS

     In fiscal 1999, the Company incurred acquisition-related and restructuring costs of $3.1 million, comprised of $1.2 million for transaction costs related to the Smart Machines acquisition, $0.3 million for severance costs and $1.6 million for the write-off of certain fixed assets. The fiscal 1998 acquisition-related and restructuring costs of $3.7 million were comprised of $1.4 million to exit duplicate facilities, $1.0 million for legal, accounting and other transaction costs related to the FASTech acquisition and $1.3 million for severance costs.

INTEREST INCOME AND INTEREST EXPENSE

     Interest income decreased by 13.2%, to $3.2 million in fiscal 1999, compared to $3.6 million in the prior fiscal year, due primarily to lower cash and investment asset balances. Interest expense decreased by 63.2%, to $0.4 million in fiscal 1999, from $1.0 million in fiscal 1998, due primarily to 1998 costs for acquisition-related deferred financing costs to retire debt in conjunction with the acquisition of FASTech and reduced borrowings.

INCOME TAX PROVISION (BENEFIT)

     The Company recorded net tax benefits of $1.0 million and $4.7 million in fiscal 1999 and fiscal 1998, respectively. These tax benefits are primarily due to anticipated future tax benefit of domestic net operating losses and research and development credits, which were partially offset by $1.6 million and $3.8 million increases in the deferred tax asset valuation allowance in fiscal 1999 and fiscal 1998, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 1998, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

REVENUES

     Total revenues decreased 8.4% to $100.3 million in fiscal 1998, compared with revenues of $109.4 million in fiscal 1997. Product revenues decreased $8.2 million (9.2%) primarily as a result of a decrease in flat panel display revenues and software revenues, which was partially offset by an increase in 200mm and 300mm revenues. Service revenues decreased $1.0 million (4.8%). The decreases in product and services revenues are primarily the result of the prolonged economic downturn which adversely impacted the semiconductor industry and related tool and factory hardware and software automation sector.

     Foreign revenues for fiscal 1998 were $41.2 million (41.2% of revenues), including $31.7 million of direct sales to Asian customers, compared with foreign revenues of $41.3 million (37.8% of revenues), including $33.3 million of direct sales to Asian customers in the prior fiscal year.

GROSS PROFIT

     Overall, gross profit as a percentage of revenues decreased to 26.7% for fiscal 1998, compared with 40.3% for fiscal 1997. Gross profit as a percentage of product revenues decreased to 23.3%, compared with 40.5% for fiscal 1997. Included in the cost of product revenues for fiscal 1998 were $6.6 million of charges related primarily to increased inventory reserves and severance costs. The gross profit percentage for product revenues before these costs in fiscal 1998 was 31.5%. The decrease from the prior fiscal year was primarily a result of continued underutilization of manufacturing capacity (due in part to customer requested shipment delays primarily in the first half of fiscal 1998) and pricing pressure from volume production customers.

     Gross profit percentage on service revenues as a percentage of service revenues was 40.5% for fiscal 1998, compared with 39.3% for the prior year. Included in service revenues are global support costs, which decreased 7.7% to $6.0 million for fiscal 1998, from $6.5 million in the prior fiscal year. Global support costs consist primarily of personnel costs and travel expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 14.3%, to $25.4 million (25.3% of revenues) from $22.2 million (20.3% of revenues) in the prior fiscal year. The increase primarily resulted from incremental spending associated with the launch of new atmospheric products and the transition to next generation vacuum wafer handling products, as the Company continued to make investments in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 10.4% to $27.5 million (27.4% of revenues) for fiscal 1998, from $24.9 million (22.8% of revenues) in the prior fiscal year. Fiscal 1998 expenses include $1.0 million for additional accounts receivable reserves and additional depreciation expense. Before these charges, selling, general, and administrative expenses increased 6.4% to $26.5 million (26.4% of revenues), primarily due to the worldwide expansion of the Company's sales and administrative organizations during the first half of the year.

ACQUISITION-RELATED AND RESTRUCTURING COSTS

     In fiscal 1998 the Company incurred acquisition-related costs of $3.7 million that consisted principally of $1.4 million of costs to exit duplicate facilities, $1.0 million of legal, accounting, and other transaction costs related to the FASTech acquisition and $1.3 million of severance costs.

INTEREST INCOME AND INTEREST EXPENSE

     Interest income increased to $3.6 million for fiscal 1998, from $0.2 million in the prior fiscal year. The increase in interest income was due to higher cash and investment balances during fiscal 1998, resulting primarily from the Company's $80.8 million public stock offering in September 1997. Interest expense of $1.0 million in fiscal 1998 remained relatively unchanged from $0.9 million in the prior fiscal year.

INCOME TAX PROVISION (BENEFIT)

     The Company recorded a net tax benefit of $4.7 million for fiscal 1998, primarily due to the anticipated future tax benefit of domestic net operating losses and research and development tax credit carryforwards generated during 1998, which were partially offset by the $3.8 million increase in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $66.4 million at September 30, 1999, a decrease of $3.1 million from September 30, 1998.

     Cash provided by operations during the year ended September 30, 1999 was $5.5 million, despite a net loss of $7.9 million for the year, and is primarily attributable to depreciation and amortization of $10.4 million, as well as decreases in inventories of $2.0 million and increases in accounts payable, deferred revenue and accrued acquisition-related and restructuring costs of $1.6 million, $1.8 million and $1.7 million, respectively, offset by increases in deferred income taxes and accounts receivable of $3.0 million and $4.4 million, respectively.

     Cash used in investing activities during the year ended September 30, 1999 was $10.6 million, and includes $5.7 million used for capital additions and cash payments of $14.0 million for business acquisitions, partially offset by $9.4 million of cash from acquired companies.

     Cash provided by financing activities was $1.7 million, and is primarily attributable to proceeds of $1.7 million from the issuance of the Company's common stock and $1.2 million of long-term borrowings, partially offset by payments of long-term debt of $1.2 million.

     On December 15, 1999, the Company entered into a definitive agreement to acquire Auto-Soft Corporation and AutoSimulations, Inc. from their sole stockholder, Daifuku America Corporation, the US affiliate of Daifuku Co., Ltd., subject to satisfaction of customary closing conditions. Upon the completion of the transaction, which is expected to occur in January 2000, the Company will be required to pay $27.0 million in cash, issue shares of common stock with an aggregate value of $16.0 million and issue a Note in the amount of $16.0 million payable one year after the date of Closing. The Note will be unsecured and bear interest at 4% per year.

     In September 1999, the Company obtained a commitment letter for an unsecured revolving credit facility for borrowings and letters of credit up to $30.0 million. The proposed credit facility will terminate at the end of two years. The interest rates for borrowings under the proposed facility are expressed in relation to LIBOR and a margin of 1.75% to 2.25% or from 0.25% to 0.75% above a base rate. The borrowings and letters of credit are expected to be used for working capital and general purposes, including financing potential acquisitions. The Company believes that this borrowing facility, together with current cash and cash equivalent balances, will be adequate to fund the acquisition of Auto-Soft Corporation and AutoSimulations, Inc., planned working capital and capital expenditures and acquisition requirements for at least the next twelve months. The Company cannot guarantee that it will obtain the borrowing facility on favorable terms, if at all.

                         YEAR 2000 READINESS DISCLOSURE

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

Internal infrastructure compliance. Brooks may be affected by year 2000 issues related to non-compliant information technology systems and other systems operated or sold by Brooks or by third parties. Brooks has completed the assessment of its internal information technology systems and applications and believes that all critical applications are year 2000 compliant. Brooks also has evaluated its information technology hardware and its non-information technology systems, including facilities and other operations, such as financial, security and utility systems. Brooks believes these systems are year 2000 compliant.

Product compliance. Brooks has completed a Year 2000 readiness evaluation of its current generation of released products and believes that products distributed after December 31, 1998 are Year 2000 compliant. Brooks cannot guarantee that product testing has identified all Year 2000 related issues that could have an adverse affect on Brooks' financial condition and results of operations.

Acquisitions. Brooks has acquired five businesses since September 1998 including: Infab, Smart Machines, Domain, Hanyon and FASTech. Brooks has signed a definitive agreement to acquire Auto-Soft Corporation and AutoSimulations, Inc., scheduled to close in January 2000 and is in various stages of negotiation with respect to the acquisition of several additional businesses. As part of Brooks' due diligence examination of completing acquisitions, the Company conducted an evaluation of their year 2000 readiness. Brooks believes there are no significant year 2000 related issues arising from the companies that it has acquired. Brooks can give no assurance that it will properly identify year 2000 issues relating to any companies acquired in the future.

Third Party Compliance. Although Brooks believes that its own systems are year 2000 compliant, the Company utilizes third party equipment and software that may not be year 2000 compliant. In addition, Brooks' products and software are often sold, integrated into or interfaced with third party equipment or software. Failure of third party equipment or software to operate properly with regard to the year 2000 and thereafter could require Brooks to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on Brooks' business, results of operations and financial condition. Brooks may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal information technology and non-information technology systems year 2000 issues which could have a material adverse effect on Brooks' supplies and orders. At this time, Brooks is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although Brooks does not currently anticipate, based upon surveys and discussions, that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to year 2000 issues, although there can be no assurance that these third parties will not experience year 2000 problems or that any such problems will not have an adverse material effect on Brooks' business, results of operations and financial condition. Because the cost and timing of year 2000 compliance by third parties such as suppliers, service providers and customers is not within Brooks' control, Brooks cannot give any assurance with respect to the cost or timing of such efforts or any potential adverse effects on Brooks of any failure by these third parties to achieve year 2000 compliance.

Brooks relies on commercial and government suppliers for services related to Brooks' infrastructure, including utilities, transportation, financial, governmental, communications and other services. These suppliers pose an undetermined risk to Brooks' facilities and operations worldwide. In some cases, alternate suppliers of these services, such as electrical utilities, are unavailable, and failure by a supplier could adversely impact Brooks.

Costs. Based on its investigation to date, Brooks does not expect the total cost of its year 2000 assessment and planning to have a material adverse effect on Brooks' business or financial results. On a cumulative basis, Brooks has incurred approximately $0.8 million in year 2000 compliance costs.

Contingency Plan. Brooks has developed contingency plans, as appropriate, and believes its year 2000 compliance efforts to be materially complete in the event year 2000 problems relating to its operations arise. Brooks' failure to develop a contingency plan could have a material adverse effect on Brooks' business, results of operations and financial condition.

Worst Case Scenario. To the extent that Brooks does not identify any material non-compliant information technology systems or non-information technology systems operated by Brooks or by third parties, such as Brooks' suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of Brooks, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. Brooks believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on Brooks' business, results of operations and financial condition.

                   RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and does not expect that its revenues or earnings will be materially affected.

     In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (Fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results.

     Brooks' Dependence on the Cyclical Semiconductor Industry Materially Affects the Demand for Brooks' Products. Brooks' business is significantly dependent on capital expenditures by manufacturers of semiconductors. Brooks' revenues in the past have been materially adversely affected by semiconductor industry downturns or slowdowns and may be materially adversely affected by future downturns. Brooks believes (on the basis of its experience during the recent downturn) that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment and factory automation products.

     Brooks' Reliance on a Small Number of Customers For a Large Portion of Its Revenues Could Have a Material Adverse Effect on Brooks' Results of
Operations. A significant portion of Brooks' revenues in each fiscal period have been concentrated among a limited number of customers. If Brooks lost one or more of these major customers, or if one or more major customers decreased its orders, Brooks' business would be materially and adversely affected. Sales to Brooks' ten largest customers accounted for 63% of total revenues in fiscal 1999 and 61% of total revenues in fiscal 1998. Approximately 15% of Brooks' total revenues in 1999 and 16% in fiscal 1998 were derived from sales to Lam Research Corporation, Brooks' largest customer and a related party. Brooks expects that sales to Lam will continue to represent a significant portion of the Company's revenues for the foreseeable future. Brooks' future operating results depend on the success of these customers and Brooks' success in selling products to them at somewhat lower percentages of total revenue.

     Delays in Shipment of a Few Systems Could Substantially Decrease Revenues For a Period. Brooks has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of semiconductor and flat panel display handling systems. These systems have relatively high selling prices compared to its other products. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on Brooks' total revenues and operating results for a particular period. Brooks' operating results for a particular period could be adversely affected if orders for a small number of systems are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to unanticipated delays in manufacturing, testing, shipping or product acceptance. Similarly, timing of signing software licenses could affect software revenue in any given period.

     Brooks Has Significant Fixed Costs Which Are Not Easily Reduced If Revenues Fall Below Expectations. Brooks' expense levels are based, in part, on its expectations as to future revenues. Many of Brooks' expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Brooks' ability to reduce expenses is also constrained by the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability for its existing customer base. These investments create significant fixed costs that Brooks may be unable to reduce rapidly, if at all, in the event of a semiconductor industry downturn or other reduction in revenue. Accordingly, any downturn in revenue could have a material adverse effect on Brooks' business, financial condition and results of operations.

     Brooks' Sales Volume is Affected by Its Original Equipment Manufacturing Customers' Sales Volume. Brooks' products are principally sold to original equipment manufacturers which incorporate Brooks' products into their equipment. Due to the significant capital commitments usually incurred by semiconductor and flat panel display manufacturers in their purchases of equipment from these original equipment manufacturers, they demand highly reliable products which may require several years for the original equipment manufacturers to develop. Brooks' revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of its customers in developing and marketing equipment which incorporates Brooks' products. Similarly, the growth of the Company's software business is predicated on the building of new or significant upgrading of existing fabs. Should the volume of new fab development and/or upgrades decrease, the Company's revenues could be adversely affected.

     Brooks' Lengthy Sales Cycle Requires Brooks to Incur Significant Expenses With No Assurance That Brooks Will Generate Revenue. Brooks' new products are generally incorporated into an original equipment manufacturers' customer's process tools at the design stage. However, customer decisions to use Brooks' products can often require significant expenditures by Brooks without any assurance of success. These customer decisions often precede the generation of volume sales, if any, by a year or more. Brooks cannot guarantee that it will continue to achieve design wins or that the process tools manufactured by Brooks' customers will be commercially successful. Brooks' or its customers' failure to develop and introduce new products successfully and in a timely manner could materially adversely affect Brooks' business and results of operations.

     Brooks' Operating Results Fluctuate Significantly. Brooks' operating results have in the past fluctuated and may in the future continue to fluctuate significantly depending upon a variety of factors. Some of these factors may include:

     - the level of demand for semiconductors in general;

     - cyclicality in the market for semiconductor manufacturing equipment;

     - the timing and size of orders from Brooks' customer base;

     - the ability of Brooks to manufacture, test and deliver products in a timely and cost effective manner;

     - Brooks' success in winning competitions with competitors for orders;

     - the timing of new product announcements and releases by Brooks and its competitors;

     - the mix of products sold by Brooks;

     - competitive pricing pressures; and

     - level of automation required in fab extensions, upgrades and new facilities.

     Brooks' Business Could be Materially Adversely Affected If Brooks Fails to Adequately Integrate Acquired Businesses. The negotiation of potential acquisitions and the integration of an acquired business diverts the time and resources of Brooks' management from the day-to-day operation of Brooks' business. Brooks has completed a number of acquisitions in a short period of time, subjecting it to significant risks, including:

     - difficulties in the assimilation of operations, products and corporate cultures;

     - difficulties in completing the development of acquired technologies;

     - difficulties in managing geographically remote units;

     - the risks of entering markets or types of businesses in which it has limited or no direct experience; and

     - the potential loss of key employees of the acquired companies.

     Any delay or failure to integrate an acquired company, technology or product line could result in the additional expenditure of money, charges to income and increased demands on the time of Brooks' management.

As a result of these and other risks, Brooks may not realize anticipated benefits from recent acquisitions. Brooks' failure to achieve these benefits could have a material adverse effect on Brooks' business, results of operations or financial condition.

     Future Acquisitions May Involve Expending Significant Funds, Incurring Additional Debt or the Issuance of Additional Securities, Which May Materially Affect Brooks' Results of Operations and be Dilutive to Shareholders. Future acquisitions may involve expending significant funds, incurring additional debt or the issuance of additional securities, which may materially adversely affect Brooks' results of operations and be dilutive to Brooks shareholders. In addition to the five acquisitions recently completed, in December 1999 the Company signed a definitive agreement to acquire Auto-Soft Corporation and AutoSimulations, Inc. for approximately $59 million, payable in cash, stock and notes. If Brooks expends significant funds or incurs additional debt, its ability to obtain financing for working capital or other purposes could decline and Brooks may be more vulnerable to economic downturns and competitive pressures.

     Brooks Conducts Its Business Internationally, Which Exposes It to a Number of Difficulties in Coordinating Its Activities Outside the United States and in Dealing with Multiple Regulatory Environments. Approximately 41% of Brooks' total revenues in both fiscal 1999 and fiscal 1998 were derived from customers located outside the United States. Brooks anticipates that international sales will continue to account for a significant portion of its revenues. Brooks' international business may be materially adversely affected by:

     - difficulties in staffing and managing operations in multiple locations in many countries;

     - greater difficulties in trade accounts receivable collection;

     - possibly adverse tax consequences;

     - governmental currency controls;

     - changes in various regulatory requirements;

     - political and economic changes and disruptions;

     - currency exchange rate changes; and

     - export/import controls; and tariff regulations.

     To support its international customers, Brooks maintains subsidiaries in several countries, including Japan, South Korea, Germany, United Kingdom, France, Ireland, Malaysia, Netherlands, Taiwan and Singapore. Brooks cannot guarantee that it will be able to manage these operations effectively or that Brooks' investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. For the foreseeable future Brooks may continue to be affected by unstable Asian economies, particularly those in Japan and South Korea. It is not possible to determine the future effect a continuation of the Asian economic crisis may have on Brooks' financial position and results of operations.

     Although Brooks' international sales are primarily denominated in U.S. dollars, changes in currency exchange rates can make it more difficult for Brooks to compete with foreign manufacturers on price. If Brooks' international sales increase relative to Brooks' total revenues, these factors could have a more pronounced effect on Brooks' operating results.

     Brooks Must Continually Improve Its Technology to Remain
Competitive. Technology changes rapidly in the semiconductor, data storage and flat panel display manufacturing industries. Brooks believes that this will continue to be true. Brooks' success will depend upon its ability to enhance its existing products and to develop and market new products to meet customer requirements. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs, and market acceptance of Brooks' products and its customers' products. In order to address emerging industry requirements for larger diameter 300mm wafer and fourth generation flat panel substrates, Brooks' current major development programs include expanding its product offerings for data storage manufacturers and for semiconductor and flat panel display substrate handling systems, as well as wafer handling systems and modules for atmospheric process tools. In addition, Brooks continues to develop and enhance its factory automation software product offerings, including its manufacturing execution systems, and equipment automation solutions and factory interface systems for factory-wide integration. Brooks cannot guarantee that it will adjust to changing market conditions or be commercially successful in introducing products or product enhancements.

     Brooks Faces Significant Competition Which Could Result in Decreased Demand for Brooks' Products or Services. The markets for Brooks' products are intensely competitive and Brooks may not be able to compete successfully. Brooks believes that its primary competition is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs in-house rather than by purchasing systems or modules from an independent supplier such as Brooks. Many of these original equipment manufacturers have substantially greater resources than Brooks. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer and flat panel display substrate handling systems and modules. Brooks may not be successful in selling its products to original equipment manufacturers that currently satisfy their substrate handling needs in-house, regardless of the performance or the price of Brooks' products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become competitors of Brooks.

     Brooks May Have Difficulty Protecting Its Intellectual Property. Brooks' ability to compete is heavily affected by its ability to protect its intellectual property. Brooks relies primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect its intellectual property. The steps Brooks has taken to protect its technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Brooks patents could be invalidated or circumvented. The laws of certain foreign countries in which Brooks' products are or may be developed, manufactured or sold may not protect Brooks' products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of Brooks' technology and products more likely. There can be no assurance that the steps taken by Brooks to protect its intellectual property will be adequate to prevent misappropriation of Brooks' technology.

     Brooks' Operations Could Infringe the Intellectual Property Rights of Others. Particular aspects of Brooks' technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to Brooks' business. Brooks cannot predict the extent to which it may be required to seek licenses. Brooks cannot guarantee that the terms of any licenses Brooks may be required to seek will be reasonable.

     Brooks' Business May Be Materially Adversely Affected By Infringement Claims by General Signal. Brooks has received notice from General Signal Corporation alleging infringements of its patent rights by certain of Brooks' products. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against Brooks and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five

General Signal patents. Although not verified by Brooks, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents.

     The Skilled Employees Brooks Needs Are Difficult To Hire And
Retain. Brooks needs to hire additional management level employees and substantial numbers of employees with technical backgrounds for both Brooks' hardware and software engineering and support staffs. The market for these employees is becoming increasingly competitive, and Brooks has occasionally experienced delays in hiring these personnel. Brooks' inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect Brooks' ability to develop, manufacture, install and support systems.

     Brooks is Not Protected By Long-Term Contracts With Its Customers. Brooks generally does not enter into long-term contracts with its customers and cannot be certain as to future order levels from them. Brooks' customers, including Lam Research Corporation, could reduce, delay or cease orders for products and services at any time, which could materially adversely affect Brooks' business and results of operations.

     Provisions of Brooks' Certificate of Incorporation, Bylaws and Contracts Make a Takeover of Brooks More Difficult, Which Could Discourage Attractive Takeover Offers and Limit the Price Investors May be Willing to Pay for Brooks' Common Stock. Brooks' Certificate of Incorporation and Bylaws contain provisions that may make an acquisition of Brooks more difficult and discourage changes in Brooks' management. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Brooks' common stock. In addition, Brooks has adopted a rights plan (popularly known as a "poison pill"). In many potential takeover situations, rights issued under the plan become exercisable to purchase Brooks' common stock at a price substantially discounted from the then applicable market price of Brooks' common stock. Because of its possible dilutive effect to a potential acquiror, the rights plan could generally discourage third parties from proposing a merger with or tender offer for Brooks that is not approved by Brooks' board of directors. Accordingly, the rights plan could have an adverse impact on stockholders who might want to vote in favor of the merger or participate in the tender offer. In addition, shares of Brooks' preferred stock may be issued upon terms the board of directors deems appropriate without stockholders approval. Brooks' ability to issue preferred stock in such a manner could enable its board of directors to prevent changes in Brooks' management or control.

     The Volatility of Brooks' Stock Price Could Adversely Affect an Investment in Brooks' Stock. The market price of Brooks' common stock has fluctuated widely. For example, between April 26, 1999 and April 28, 1999, the price of Brooks' common stock dropped from approximately $27.88 to $19.63 per share. Between January 25, 1999 and January 29, 1999, the price of Brooks' common stock rose from approximately $17.06 to $24.06 per share. Consequently, the current market price of Brooks' common stock may not be indicative of future market prices, and Brooks may not be able to sustain or increase the value of an investment in Brooks' common stock. Factors affecting Brooks' stock price may include:

     - variations in operating results from quarter to quarter;

     - changes in earnings estimates by analysts or Brooks' failure to meet analysts' expectations;

     - market conditions in the industry;

     - general economic conditions;

     - low volume of trading of Brooks' common stock; and

     - number of firms making a market in Brooks' common stock.

     In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of many high technology companies like Brooks. These market fluctuations could adversely affect the market price of Brooks' common stock.

     Year 2000 Readiness; Year 2000 Problems Could Disrupt Brooks'
Business. The year 2000 problem is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four digits to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Brooks has evaluated its internal software and products for year 2000 problems. Brooks believes that its products and business will not be substantially affected by the year 2000 problem and that Brooks has no significant exposure to liabilities related to the year 2000 problem for the products Brooks has sold. Brooks has also communicated with others, including vendors, suppliers and customers whose computer systems' functionality could directly impact Brooks' operations.

     Although Brooks believes its planning efforts are adequate to address its year 2000 concerns, undetected year 2000 problems may cause Brooks to experience negative consequences or significant costs. Brooks cannot be sure that its vendors, suppliers, customers or businesses that it may acquire, including AutoSoft, Inc. and AutoSimulations, Inc., will not experience similar consequences or costs. Such consequences or costs could have a material adverse effect on Brooks.

     Availability of Financing. The Company may need to raise additional funds through public or private debt or equity offerings in order to make other acquisitions and otherwise implement its strategy. The Company is in the process of seeking a $30.0 million unsecured credit facility. While the Company believes that this facility will provide sufficient capital availability for the foreseeable future, there can be no assurance the facility will be obtained, or that sufficient capital for additional acquisitions or strategic initiatives will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Report of Independent Accountants                              33
       Consolidated Balance Sheets at September 30, 1999 and 1998     34
       Consolidated Statements of Operations for the three years
         ended September 30, 1999, 1998 and 1997                      35
       Consolidated Statements of Changes in Stockholders' Equity
       for the three years ended September 30, 1999, 1998 and 1997    36
       Consolidated Statements of Cash Flows for the three years
         ended September 30, 1999, 1998 and 1997                      37
       Notes to Consolidated Financial Statements                     39
       FINANCIAL STATEMENT SCHEDULES:
         Report of Independent Accountants on Financial Statement
            Schedule                                                  59
         Schedule II -- Valuation and Qualifying Accounts and
            Reserves                                                  60

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Brooks Automation, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
November 17, 1999

                            BROOKS AUTOMATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,
                                                              --------------------------------
                                                                 1999                 1998
                                                              -----------          -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
ASSETS
Current assets
  Cash and cash equivalents                                    $ 66,366             $ 69,479
  Accounts receivable, net, including related party
    receivables of $3,384 and $2,365, respectively               32,904               20,856
  Inventories                                                    28,917               20,170
  Prepaid expenses and other current assets                       2,999                3,631
  Deferred income taxes                                           6,542                7,968
                                                               --------             --------
    Total current assets                                        137,728              122,104
Fixed assets, net                                                17,434               18,949
Intangible assets, net                                           13,719                  874
Deferred income taxes                                             4,192                  494
Other assets                                                      4,072                2,900
                                                               --------             --------
    Total assets                                               $177,145             $145,321
                                                               ========             ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt and capital lease
    obligations                                                $    537             $    505
  Accounts payable                                                6,993                3,320
  Deferred revenue                                                6,127                2,935
  Accrued compensation and benefits                               4,909                3,498
  Accrued acquisition-related and restructuring costs             3,868                2,254
  Accrued income taxes payable                                    2,093                2,359
  Accrued expenses and other current liabilities                  7,405                3,995
                                                               --------             --------
    Total current liabilities                                    31,932               18,866
Long-term debt and capital lease obligations                        801                  844
Convertible notes                                                    --                2,500
Deferred income taxes                                               174                  915
Other long-term liabilities                                         632                   --
                                                               --------             --------
    Total liabilities                                            33,539               23,125
                                                               --------             --------
Commitments and contingencies
Minority interests                                                1,460                   --
                                                               --------             --------
Redeemable convertible preferred stock, no par value,
  3,249,511 shares authorized, 1,166,581 shares issued and
  outstanding at September 30, 1998                                  --                3,562
                                                               --------             --------
Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding at September 30,
    1999 and 1998                                                    --                   --
  Nonredeemable convertible preferred stock, no par value,
    3,376,478 shares authorized, 3,331,478 shares issued and
    outstanding at September 30, 1998, liquidation value at
    September 30, 1998 -- $6,481                                     --                6,467
  Common stock, $0.01 par value, 21,500,000 shares
    authorized, 12,760,084 and 11,007,281 shares issued and
    outstanding, respectively                                       128                  110
  Additional paid-in capital                                    168,827              131,424
  Deferred compensation                                             (65)                (119)
  Accumulated other comprehensive loss                           (1,093)                (536)
  Accumulated deficit                                           (25,651)             (18,712)
                                                               --------             --------
    Total stockholders' equity                                  142,146              118,634
                                                               --------             --------
    Total liabilities, redeemable convertible preferred
      stock and stockholders' equity                           $177,145             $145,321
                                                               ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                 1999          1998           1997
                                                              ----------    -----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Product, including related party revenues of $15,255,
  $15,878 and $18,176, respectively                            $82,437       $ 80,856       $89,063
  Services                                                      21,469         19,396        20,364
                                                               -------       --------       -------
     Total revenues                                            103,906        100,252       109,427
                                                               -------       --------       -------
Cost of revenues
  Product                                                       44,311         61,990        52,953
  Services                                                      13,566         11,538        12,357
                                                               -------       --------       -------
     Total cost of revenues                                     57,877         73,528        65,310
                                                               -------       --------       -------
Gross profit                                                    46,029         26,724        44,117
                                                               -------       --------       -------
Operating expenses
  Research and development                                      22,425         25,376        22,208
  Selling, general and administrative                           31,631         27,500        24,905
  Amortization of acquired intangible assets                       349             --            --
  Acquisition-related and restructuring costs                    3,120          3,722            --
                                                               -------       --------       -------
     Total operating expenses                                   57,525         56,598        47,113
                                                               -------       --------       -------
Loss from operations                                           (11,496)       (29,874)       (2,996)
Interest income                                                  3,150          3,629           234
Interest expense                                                   368            999           940
Other income (expense)                                            (225)            --            --
                                                               -------       --------       -------
Loss before income taxes and minority interests                 (8,939)       (27,244)       (3,702)
Income tax provision (benefit)                                  (1,015)        (4,681)          467
                                                               -------       --------       -------
Loss before minority interests                                  (7,924)       (22,563)       (4,169)
Minority interests in earnings (loss) of consolidated
  subsidiaries                                                     (40)            --            --
                                                               -------       --------       -------
Net loss                                                        (7,884)       (22,563)       (4,169)
Accretion and dividends on preferred stock                        (654)        (1,420)       (1,005)
                                                               -------       --------       -------
Net loss attributable to common stockholders                   $(8,538)      $(23,983)      $(5,174)
                                                               =======       ========       =======
Loss per share attributable to common stockholders
  Basic                                                        $ (0.76)      $  (2.32)      $ (0.66)
  Diluted                                                      $ (0.76)      $  (2.32)      $ (0.66)
Shares used in computing loss per share
  Basic                                                         11,192         10,337         7,880
  Diluted                                                       11,192         10,337         7,880

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     NONREDEEMABLE                                                             ACCUMULATED
                                      CONVERTIBLE      COMMON     ADDITIONAL                                      OTHER
                                       PREFERRED      STOCK AT     PAID-IN       DEFERRED     COMPREHENSIVE   COMPREHENSIVE
                                         STOCK        PAR VALUE    CAPITAL     COMPENSATION   INCOME (LOSS)   INCOME (LOSS)
                                     --------------   ---------   ----------   ------------   -------------   -------------
BALANCE AT SEPTEMBER 30, 1996           $ 6,106         $ 77       $ 34,464       $(110)                         $  (179)
Public offering                                           23         80,739
Shares issued under stock option
 and purchase plans                                        2            843
Deferred compensation                                                   368        (368)
Amortization of deferred
 compensation                                                                        62
Accretion and dividends on
 preferred stock
Income tax benefit from stock
 options                                                                926
Comprehensive loss:
 Net loss                                                                                       $ (4,169)
 Currency translation adjustments                                                                     73              73
                                                                                                --------
   Comprehensive loss                                                                           $ (4,096)
                                                                                                ========
Issuance of common stock and
 warrants                                                             2,887
Issuance of preferred stock                 513
                                        -------         ----       --------       -----                          -------
BALANCE AT SEPTEMBER 30, 1997             6,619          102        120,227        (416)                            (106)
Shares issued under stock option
 and purchase plans                                        1            806
Common stock issued in acquisitions        (152)           7         10,900
Deferred compensation                                                  (208)        208
Amortization of deferred
 compensation                                                                        89
Accretion and dividends on
 preferred stock
Income tax adjustment from stock
 options                                                               (301)
Comprehensive loss:
 Net loss                                                                                       $(22,563)
 Currency translation adjustments                                                                   (430)           (430)
                                                                                                --------
   Comprehensive loss                                                                           $(22,993)
                                                                                                ========
Elimination of FASTech net loss for
 the three months ended
 December 31, 1997
                                        -------         ----       --------       -----                          -------
BALANCE AT SEPTEMBER 30, 1998             6,467          110        131,424        (119)                            (536)
Shares issued under stock option
 and purchase plans                                        4          1,679
Common stock issued in acquisitions      (6,467)          14         35,594
Amortization of deferred
 compensation                                                                        54
Accretion and dividends on
 preferred stock
Income tax benefit from stock
 options                                                                130
Comprehensive loss:
 Net loss                                                                                       $ (7,884)
 Currency translation adjustments                                                                   (557)           (557)
                                                                                                --------
   Comprehensive loss                                                                           $ (8,441)
                                                                                                ========
Elimination of Smart Machines net
 loss
                                        -------         ----       --------       -----                          -------
BALANCE AT SEPTEMBER 30, 1999 FOR
 THE THREE MONTHS ENDED DECEMBER
 31, 1998                               $               $128       $168,827       $ (65)                         $(1,093)
                                        =======         ====       ========       =====                          =======

                                       RETAINED
                                       EARNINGS
                                     (ACCUMULATED
                                       DEFICIT)      TOTAL
                                     ------------   --------
BALANCE AT SEPTEMBER 30, 1996          $  7,545     $ 47,903
Public offering                                       80,762
Shares issued under stock option
 and purchase plans                                      845
Deferred compensation                                     --
Amortization of deferred
 compensation                                             62
Accretion and dividends on
 preferred stock                         (1,005)      (1,005)
Income tax benefit from stock
 options                                                 926
Comprehensive loss:
 Net loss                                (4,169)      (4,169)
 Currency translation adjustments                         73
   Comprehensive loss                                     --
Issuance of common stock and
 warrants                                              2,887
Issuance of preferred stock                              513
                                       --------     --------
BALANCE AT SEPTEMBER 30, 1997             2,371      128,797
Shares issued under stock option
 and purchase plans                                      807
Common stock issued in acquisitions         147       10,902
Deferred compensation
Amortization of deferred
 compensation                                             89
Accretion and dividends on
 preferred stock                         (1,420)      (1,420)
Income tax adjustment from stock
 options                                                (301)
Comprehensive loss:
 Net loss                               (22,563)     (22,563)
 Currency translation adjustments                       (430)
   Comprehensive loss                                     --
Elimination of FASTech net loss for
 the three months ended
 December 31, 1997                        2,753        2,753
                                       --------     --------
BALANCE AT SEPTEMBER 30, 1998           (18,712)     118,634
Shares issued under stock option
 and purchase plans                                    1,683
Common stock issued in acquisitions                   29,141
Amortization of deferred
 compensation                                             54
Accretion and dividends on
 preferred stock                           (654)        (654)
Income tax benefit from stock
 options                                                 130
Comprehensive loss:
 Net loss                                (7,884)      (7,884)
 Currency translation adjustments                       (557)
   Comprehensive loss                                     --
Elimination of Smart Machines net
 loss                                     1,599        1,599
                                       --------     --------
BALANCE AT SEPTEMBER 30, 1999 FOR
 THE THREE MONTHS ENDED DECEMBER
 31, 1998                              $(25,651)    $142,146
                                       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(7,884)  $(22,563)  $ (4,169)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                10,443      8,545      6,496
  Compensation expense related to common stock options             51         89         62
  Deferred income taxes                                        (3,017)    (4,779)       285
  Minority interests                                              (40)        --         --
  Changes in operating assets and liabilities, net of the
     effect of acquisitions:
     Accounts receivable                                       (4,396)    15,263     (3,734)
     Inventories                                                1,962      4,134     (5,879)
     Prepaid expenses and other current assets                  1,213     (1,296)       133
     Accounts payable                                           1,556     (4,265)     1,149
     Deferred revenue                                           1,763        398        297
     Accrued compensation and benefits                            858        517        (15)
     Accrued acquisition-related and restructuring costs        1,724      2,254         --
     Accrued expenses and other current liabilities             1,299       (351)      (501)
                                                              -------   --------   --------
       Net cash provided by (used in) operating activities      5,535     (2,054)    (5,876)
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                      (5,716)    (4,575)    (7,994)
Cash paid in acquisitions                                     (13,977)        --         --
Cash received in acquisitions                                   9,361         --         --
Increase in other assets                                         (252)      (188)    (2,007)
                                                              -------   --------   --------
       Net cash used in investing activities                  (10,584)    (4,763)   (10,001)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) borrowings under lines of credit               --         --     (2,019)
Net increase (decrease) in short-term borrowings                   --        825         --
Proceeds from issuance of convertible notes                        --      2,500         --
Payments of long-term debt                                     (1,165)    (3,098)      (850)
Issuance of long-term debt                                      1,154         --      2,500
Proceeds from sale and leaseback of equipment                       -         --        258
Proceeds from issuance of preferred stock, net of issuance
  costs                                                            --         --      4,525
Proceeds from issuance of common stock, net of issuance
  costs                                                         1,683        807     82,241
                                                              -------   --------   --------
       Net cash provided by financing activities                1,672      1,034     86,655
                                                              -------   --------   --------
Elimination of net cash activities of FASTech for the three
  months ended December 31, 1997                                   --     (1,761)        --
                                                              -------   --------   --------
Elimination of net cash activities of Smart Machines for the
  three months ended December 31, 1998                            (63)        --         --
                                                              -------   --------   --------
Effects of exchange rate changes on cash and cash
  equivalents                                                     327       (310)       (98)
                                                              -------   --------   --------

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
Net increase (decrease) in cash and cash equivalents           (3,113)    (7,854)    70,680
Cash and cash equivalents, beginning of period                 69,479     77,333      6,653
                                                              -------   --------   --------
Cash and cash equivalents, end of period                      $66,366   $ 69,479   $ 77,333
                                                              =======   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                        $   338   $    418   $    896
Cash paid during the year for income taxes                    $ 1,049   $    240   $  1,517
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES
Fixed assets acquired under capital lease                     $    --   $     --   $    411
Deferred compensation related to stock options                $    --   $   (208)  $    368
Accretion and dividends on preferred stock                    $   654   $  1,420   $  1,005

     The Company utilized available funds and issued common stock in connection with certain business combinations during the year ended September 30, 1999. The fair values of the assets and liabilities of the acquired companies are presented as follows:

Assets acquired                                               $30,218
Liabilities assumed                                            (8,414)
                                                              -------
     Net assets acquired                                      $21,804
                                                              =======
The acquisitions were funded as follows:
          Cash                                                $10,447
          Stock                                                22,473
          Transaction costs                                     2,391
          Cash received                                          (400)
                                                              -------
               Total                                          $34,911
                                                              =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE BUSINESS

     Brooks Automation, Inc. (the "Company") is an independent supplier of tool and factory hardware and software automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries. Founded in 1978, the Company has distinguished itself as a technology and market leader, particularly in the cluster-tool vacuum-processing environment and in integrated factory automation software applications. In 1998 and 1999 the Company has diversified and entered the factory automation market, beginning with the acquisition of FASTech Integration, Inc. ("FASTech"). Through a recent series of acquisitions, Brooks has emerged as one of the largest suppliers of automation software solutions to end users in the semiconductor, electronics and general discrete manufacturing industries.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     On April 2, and June 30, 1999, the Company completed the acquisitions of Hanyon Technology, Inc. ("Hanyon") and certain assets and liabilities of Domain Manufacturing Corporation ("Domain"), respectively. On September 30, 1999, the Company acquired certain assets of the Infab Division ("Infab") of Jenoptik AG (see note 3). These transactions were accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of these companies for the periods subsequent to their respective dates of acquisition.

     On August 31, 1999, the Company acquired Smart Machines Inc. ("Smart Machines") in a transaction accounted for as a pooling of interests (see note
3). Accordingly, the accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of Smart Machines for all periods prior to the acquisition.

     Certain amounts in previously issued financial statements have been reclassified to conform to current presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

REVENUE RECOGNITION

     Revenue from product sales and software license sales is recorded upon shipment to the customer provided that no significant obligations remain and collection of the related receivable is probable. When insignificant obligations remain after shipment of the product, the Company accrues the estimated costs of such obligations upon shipment. A provision for product warranty costs is recorded to estimate costs associated with such warranty

                            BROOKS AUTOMATION, INC.

liabilities. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.

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

CASH AND CASH EQUIVALENTS

     The Company invests its excess cash in repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1999, all cash and cash equivalents were classified as available-for-sale and as items for which cost approximates fair value. At September 30, 1998, cash and cash equivalents include $45.6 million and $23.9 million of securities which are classified as available-for-sale and held to maturity, respectively, and for which cost approximates fair value.

INVENTORIES

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The Company provides inventory reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology and other economic factors. While the Company often uses sole source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, the Company believes that these parts and materials are readily available from several supply sources.

FIXED ASSETS

     Fixed assets are recorded at cost and depreciated over their estimated useful lives, which range from 3 to 5 years for computer equipment and software, 5 to 7 years for machinery and equipment, and 3 to 10 years for furniture and fixtures using the straight-line method. Equipment held under capital leases is recorded at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the leases. Leasehold improvements and equipment held under capital leases are amortized over the shorter of their estimated useful lives or the term of the respective leases. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

PATENTS

     Patents includes capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the shorter of seven years or the estimated economic life of the patents. Acquired patent costs are amortized over three years using the straight-line method. As of September 30, 1999 and 1998, the net book value of the Company's capitalized costs, included in Intangible assets included in the accompanying consolidated balance sheets, were $6.1 million and $0.9 million, respectively. Amortization expense associated with recorded patents

                            BROOKS AUTOMATION, INC.

was $0.3 million and $0.2 million in the years ended September 30, 1999 and 1998, respectively. Accumulated amortization was $1.0 million and $0.7 million at September 30, 1999 and 1998, respectively.

GOODWILL

     The Company's net book value of excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $7.6 million at September 30, 1999. The Company had no goodwill recorded at September 30, 1998. Goodwill is being amortized over the periods estimated to be benefitted, from three to five years. Amortization expense was $0.3 million for the year ended September 30, 1999. The Company will periodically evaluate goodwill to determine if impairment exists based upon estimated undiscounted future cash flows, net of taxes, over the remaining useful life of the assets. The impairment, if any, will be measured by the difference between carrying value and estimated discounted future cash flows, net of taxes, and will be charged to expense in the period identified.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the related product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products. Such costs have not been significant to date.

STOCK-BASED COMPENSATION

     The Company's stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense on stock option grants to employees for a fixed number of shares is recognized only to the extent that the exercise price on the date of grant is less than the current fair market value of the Company's common stock. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with FAS 123.

INCOME TAXES

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Deferred income tax expense or benefit represents the change in the net deferred tax asset and liability balances.

FOREIGN CURRENCY

     The functional currency of the Company's international subsidiaries is the local currency. Accordingly, foreign currency financial statements of the Company's international subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as accumulated other

                            BROOKS AUTOMATION, INC.

comprehensive income (loss). Foreign currency translation adjustments are the only component added to the Company's net loss in the calculation of comprehensive net loss.

LOSS PER SHARE

     Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share in loss years exclude common share equivalents, as their inclusion would have an anti-dilutive effect. The Company's net loss, for purposes of calculating basic and diluted loss per share, has been adjusted by accretion and dividends related to the Company's preferred stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and does not expect that its revenues or earnings will be materially affected.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS 133 will not have a significant effect on the Company's results of operations or financial position.

3.  ACQUISITIONS

INFAB

     On September 30, 1999, the Company acquired certain assets of Infab in exchange for 914,286 shares of the Company's common stock. Infab is a worldwide supplier of advanced factory automation systems headquartered in Germany. The assets purchased principally included fixed assets, inventory, receivables, patents and intellectual property.

                            BROOKS AUTOMATION, INC.

     A summary of the acquisition follows (in thousands):

Common stock                                                    $22,473
Transaction costs                                                 1,476
                                                                -------
  Total consideration                                            23,949
Estimated fair value of net tangible assets acquired             16,451
Estimated fair value of identifiable intangibles                  5,154
                                                                -------
  Excess of purchase price over fair value of net tangible
     assets acquired                                            $ 2,344
                                                                =======

     The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired includes an accrual of $2.7 million, consisting of $0.5 million of costs to exit certain duplicate facilities and $2.2 million for severance costs to former Infab employees. The Company will amortize both the identifiable intangibles and goodwill over three years using the straight-line method. The excess of the purchase price over the fair value of the net tangible and identifiable intangibles assets acquired has been recorded based on a preliminary price allocation. Finalization of the allocation of the purchase price to assets acquired will be made after analyses of their fair values.

DOMAIN

     On June 30, 1999, the Company acquired certain assets and certain liabilities of Domain for $3.8 million in cash. Domain is a leading developer of process development, data analysis and advanced process control solutions. The excess of purchase price (including transaction costs of $0.3 million and $0.2 million of severance-related liabilities), over net assets acquired was $3.6 million, and was recorded as goodwill. The Company will amortize this goodwill over five years using the straight-line method.

HANYON

     On April 21, 1999, the Company purchased 90.5% of the issued and outstanding capital stock of Hanyon for $6.6 million in cash. Hanyon, based in Korea, provides MES and automation software and systems integration services to the semiconductor and flat panel industries in Korea and Taiwan.

     A summary of the acquisition follows (in thousands):

Cash                                                          $6,647
Transaction costs                                                715
                                                              ------
  Total consideration                                          7,362
Estimated fair value of assets acquired                        5,353
                                                              ------
  Excess of purchase price over fair value of net assets
     acquired                                                 $2,009
                                                              ======

The Company will amortize this goodwill over five years using the straight-line method.

     The acquisitions were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values.

     The following pro forma results of operations have been prepared as though the acquisitions had occurred as of the beginning of the fiscal year prior to the acquisitions. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been

                            BROOKS AUTOMATION, INC.

made as of those dates or of results of operations that may occur in the future (in thousands except per share data):

                                                                    (UNAUDITED)
                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Revenues                                                       $129,611      $155,301
Loss from continuing operations                                $(15,144)     $(49,717)
Loss attributable to common stockholders                       $(15,801)     $(51,137)
Net loss per share applicable to common stockholders           $  (1.31)     $  (4.39)

SMART MACHINES

     On August 31, 1999, the Company acquired Smart Machines Inc. ("Smart Machines") and issued 496,742 shares of common stock in exchange for all of the outstanding common and preferred shares of Smart Machines. The transaction was accounted for as a pooling of interests. Smart Machines is located in San Jose, California, and manufactures direct drive Selectively Compliant Assembly Robot Arm ("SCARA"), atmospheric and vacuum robots. In connection with this acquisition, the Company incurred $1.2 million of costs, consisting primarily of transaction costs to effect the acquisition.

     The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for Smart Machines for all periods prior to the acquisition. As a result of conforming dissimilar year ends, Smart Machines' results of operations for the three months ended December 31, 1998 are included in both of the Company's fiscal years 1999 and 1998. Accordingly, an amount equal to Smart Machines' net loss applicable to common stockholders for the three months ended December 31, 1998, was eliminated from consolidated retained earnings for the year ended September 30, 1999. Revenues, net loss and net loss applicable to common stockholders for that quarter were $243,000, $1,374,000 and $1,599,000, respectively.

     Revenues and net loss for the previously separate companies are as follows (in thousands):

                                                    (UNAUDITED)
                                                    NINE MONTHS
                                                       ENDED       YEAR ENDED SEPTEMBER 30,
                                                     JUNE 30,      ------------------------
                                                       1999           1998          1997
                                                    -----------    ----------    ----------
Revenues
  Brooks Automation, Inc.                             $69,449       $ 99,862      $108,741
  Smart Machines Inc.                                     537            390           686
                                                      -------       --------      --------
                                                      $69,986       $100,252      $109,427
                                                      =======       ========      ========
Net loss
  Brooks Automation, Inc.                             $  (185)      $(18,361)     $ (1,601)
  Smart Machines Inc.                                  (2,437)        (4,202)       (2,568)
                                                      -------       --------      --------
                                                      $(2,622)      $(22,563)     $ (4,169)
                                                      =======       ========      ========

                            BROOKS AUTOMATION, INC.

FASTech

     On September 30, 1998, the Company acquired FASTech and issued 852,428 shares of common stock in exchange for all of the outstanding common and preferred shares of FASTech. In connection with this acquisition, the Company incurred $2.4 million of costs, consisting primarily of transaction costs to effect the acquisition and costs to exit duplicate facilities. As a result of conforming dissimilar year-ends, FASTech's results of operations for the three months ended December 31, 1997 (including revenues, operating loss and net loss of $5.0 million, $1.0 million and $2.8 million, respectively), are included in both of the Company's fiscal years 1998 and 1997. Accordingly, an amount equal to FASTech's net loss for the three months ended December 31, 1997, was eliminated from consolidated retained earnings for the year ended September 30, 1998.

4.  JOINT VENTURE

     In June 1999 the Company formed a joint venture in Korea with Samsung Electronics ("Samsung"). The Company's initial cash investment in this joint venture was $3.5 million. This joint venture is 70% owned by the Company and 30% owned by Samsung, and has been organized to design, develop and manufacture atmospheric flat panel display loaders along with other products. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the financial statements.

5.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Accounts receivable                                           $34,591    $22,754
Less allowances                                                 1,687      1,898
                                                              -------    -------
                                                              $32,904    $20,856
                                                              =======    =======

6.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Raw materials and purchased parts                             $14,655    $ 9,316
Work-in-process                                                10,154      7,958
Finished goods                                                  4,108      2,896
                                                              -------    -------
                                                              $28,917    $20,170
                                                              =======    =======

                            BROOKS AUTOMATION, INC.

7.  FIXED ASSETS

     Fixed assets consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Computer equipment and software                               $18,144    $17,302
Machinery and equipment                                        10,914     12,842
Furniture and fixtures                                          5,982      5,315
Leasehold improvements                                          6,513      5,526
                                                              -------    -------
                                                               41,553     40,985
Less accumulated depreciation and amortization                 24,119     22,036
                                                              -------    -------
                                                              $17,434    $18,949
                                                              =======    =======

     Included in the above amounts is computer equipment and software and machinery and equipment acquired under capital leases of $2.7 million as of both September 30, 1999 and 1998. Accumulated amortization on fixed assets under capital lease was $2.6 million and $2.4 million at September 30, 1999 and 1998, respectively. Amortization expense for fixed assets under capital leases was $0.2 million, $0.6 million, and $0.7 million for the years ended September 30, 1999, 1998, and 1997, respectively. Depreciation expense was $7.0 million, $7.9 million and $6.0 million for the years ended September 30, 1999, 1998 and 1997, respectively.

8.  DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt consists of the following (in thousands):

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Convertible notes                                             $   --    $2,500
Credit facility for working capital borrowings at 8.92% per
annum, secured by assets, expiring December 31, 1999           1,209       980
Capital lease obligations at rates of 5% to 21% per annum,
  secured by certain fixed assets, expiring at various dates
  through November 2000                                          129       369
                                                              ------    ------
                                                               1,338     3,849
Less current portion                                             537       505
                                                              ------    ------
Long-term debt                                                $  801    $3,344
                                                              ======    ======

     On June 15, 1998, Smart Machines issued convertible promissory notes in the amount of $2.5 million. The notes were convertible into Smart Machines Series D preferred stock and Smart Machines common stock. Interest at the rate of 7.00% per year was payable in cash upon conversion of the notes. The outstanding balance of the convertible promissory notes and related interest was converted into the Company's common stock on August 31, 1999, in conjunction with the acquisition of Smart Machines.

     In November 1998, Smart Machines entered into a loan and security agreement with a leasing company. The agreement, which expires December 31, 1999, allowed for working capital borrowings of up to $2.0 million and equipment loans of up to $0.5 million. All borrowings are collateralized by Smart Machines' assets, have a stated interest rate of 8.92% per year for working capital borrowings, and 8.63% per year for equipment loans. At September 30, 1999, the Company had working capital loans outstanding, for $1,209,000 maturing through

                            BROOKS AUTOMATION, INC.

April 2002, respectively. The loans are payable in monthly installments of principal and interest, with 10.0% principal payback due at the time of the final payment. Annual principal payments due under these notes are $433,000, $494,000 and $282,000 in the years ended September 30, 2000, 2001, and 2002, respectively.

9.  INCOME TAXES

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------
                                                           1999       1998       1997
                                                          -------    -------    ------
Current:
  Federal                                                 $   272    $  (887)   $ (987)
  State                                                        66          5        12
  Foreign                                                   1,664       (212)    1,157
                                                          -------    -------    ------
                                                            2,002     (1,094)      182
                                                          -------    -------    ------
Deferred:
  Federal                                                  (2,403)    (3,031)      (41)
  State                                                      (429)      (554)      265
  Foreign                                                    (185)        (2)       61
                                                          -------    -------    ------
                                                           (3,017)    (3,587)      285
                                                          -------    -------    ------
                                                          $(1,015)   $(4,681)   $  467
                                                          =======    =======    ======

     The components of income (loss) before income taxes, including minority interests, are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                         1999        1998       1997
                                                       --------    --------    -------
Domestic                                               $(11,052)   $(26,880)   $(5,293)
Foreign                                                   2,153        (364)     1,591
                                                       --------    --------    -------
                                                       $ (8,899)   $(27,244)   $(3,702)
                                                       ========    ========    =======

                            BROOKS AUTOMATION, INC.

     The significant components of the net deferred tax asset are as follows (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Reserves not currently deductible                             $ 7,227    $ 4,818
Federal and state tax credits                                   5,081      4,397
Capitalized research and development                            2,894      1,953
Net operating loss carryforwards                                6,525      6,255
Other                                                              --        444
                                                              -------    -------
  Gross deferred tax assets                                    21,727     17,867
                                                              -------    -------
Depreciation and amortization                                     174        881
Other                                                              --         34
                                                              -------    -------
  Gross deferred tax liabilities                                  174        915
                                                              -------    -------
  Deferred tax asset valuation allowance                       10,993      9,405
                                                              -------    -------
  Net deferred tax asset                                      $10,560    $ 7,547
                                                              =======    =======

     The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

                                                           YEAR ENDED SEPTEMBER 30,
                                                         -----------------------------
                                                          1999       1998       1997
                                                         -------    -------    -------
Taxes computed at federal statutory rate                 $(3,115)   $(9,536)   $(1,296)
State income taxes, net of federal tax benefit              (235)      (494)      (277)
Research and development tax credits                        (544)      (840)      (870)
Foreign sales corporation tax benefit                         --         --       (381)
Foreign income taxed at different rates                      726        266        407
Nondeductible transaction expenses                           371        195         --
Change in deferred tax asset valuation allowance           1,588      3,795      3,020
Permanent differences                                        309         90         50
Elimination of FASTech provision for the three months
  ended December 31, 1997                                     --      1,334         --
Other                                                       (115)       509       (186)
                                                         -------    -------    -------
                                                         $(1,015)   $(4,681)   $   467
                                                         =======    =======    =======

     The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested. A valuation allowance has been established for certain of the future domestic income tax benefits primarily related to income tax loss carryforwards and temporary differences based on management's assessment that it is more likely than not that such benefits will not be realized. The Company's valuation allowance increased to $11.0 million at September 30, 1999.

     As of September 30, 1999, the Company had federal and state net operating losses of approximately $27.3 million and federal and state research and development tax credit carryforwards of approximately $5.0 million

                            BROOKS AUTOMATION, INC.

available to reduce future tax liabilities, which expire at various dates through 2019. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The redeemable convertible preferred stock issued by Smart Machines was converted into the Company's common stock on August 31, 1999, in conjunction with the acquisition of Smart Machines by the Company. As of September 30, 1998, Smart Machines redeemable convertible preferrred stock, no par value, recorded at issuance price plus accumulated accretion and net of issuance costs, consisted of the following (in thousands):

                                                                SEPTEMBER 30, 1998
                                                                ------------------
Series D, 2,287,250 shares authorized and issued, 1,166,581
  shares outstanding                                                  $3,562
Series E, 962,261 shares authorized and issued, none
outstanding                                                               --
                                                                      ------
                                                                      $3,562
                                                                      ======

     Each share of preferred stock was entitled to vote on an "as converted" basis along with common shareholders. At any time after May 2, 2003, upon written request from the holders of at least 66 2/3% of the Series D and Series E preferred stock, Smart Machines would have been required to redeem the shares specified in the request at a price of $3.50 and $4.25 per share, respectively, plus $0.175 and $0.225 per share, compounded annually, per share of Series D and Series E preferred stock, respectively. At September 30, 1998, the redemption value of the outstanding redeemable convertible preferred stock was $4.1 million.

11.  STOCKHOLDERS EQUITY

PREFERRED STOCK

     As of September 30, 1999 and 1998, there were 1 million shares of preferred stock, $0.01 par value per share authorized; but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights, and preferences as the Board of Directors may determine.

NONREDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Smart Machines Series A, Series B and Series C nonredeemable convertible preferred stock was converted into the Company's common stock on August 31, 1999, in conjunction with the acquisition of Smart Machines. As of September 30, 1998, Smart Machines' nonredeemable convertible preferrred stock, no par value, recorded at issuance price, net of issuance costs, consisted of the following (in thousands):

                                                                SEPTEMBER 30, 1998
                                                                ------------------
Series A, 1,965,000 shares authorized, issued and
outstanding                                                           $1,965
Series B, 532,382 shares authorized, issued and outstanding            1,597
Series C, 879,096 shares authorized and issued, 834,096
  shares outstanding                                                   2,905
                                                                      ------
                                                                      $6,467
                                                                      ======

     Each share of nonredeemable, convertible preferred stock was entitled to vote on an "as converted" basis along with common shareholders. The preferred stock was convertible, at the option of the holders, at any time, into common stock on a one-to-one basis subject to certain adjustments. Conversion was automatic upon the

                            BROOKS AUTOMATION, INC.

closing of a public offering of common shares for aggregate proceeds of not less than $10.0 million, with an offering price of not less than $10.00 per share, or the vote of a majority of the holders of the outstanding shares of Series A, Series B and Series C preferred stock, voting together as a single class and the vote of 75% of the holders of Series D and Series E preferred stock, voting together as a single class.

12.  LOSS PER SHARE

     The following table is a summary of net loss attributable to common stockholders used in the calculation of basic and diluted loss per share (in thousands):

                                                           YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------
                                                         1999        1998       1997
                                                        -------    --------    -------
Net loss                                                $(7,884)   $(22,563)   $(4,169)
Accretion and dividends on preferred stock                 (654)     (1,420)    (1,005)
                                                        -------    --------    -------
Net loss attributable to common stockholders for basic
  and diluted loss per share                            $(8,538)   $(23,983)   $(5,174)
                                                        =======    ========    =======

     The following table is a summary of shares used in calculating basic and diluted loss per share (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                            -------------------------
                                                             1999      1998     1997
                                                            ------    ------    -----
Weighted average number of shares and share equivalents
used in computing basic loss per share                      11,192    10,337    7,880
Dilutive securities:
  Common stock options and warrants                             --        --       --
                                                            ------    ------    -----
Shares used in computing diluted loss per share             11,192    10,337    7,880
                                                            ======    ======    =====

     Options and warrants to purchase approximately 774,000, 635,000 and 965,000 shares of common stock were excluded from the computation of diluted loss per share for the years ended September 30, 1999, 1998 and 1997, respectively, as their effect would be antidilutive.

13.  STOCK PLANS

1995 EMPLOYEE STOCK PURCHASE PLAN

     On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Plan") which enables eligible employees to purchase shares of the Company's common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 250,000 shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the market price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 1999, 154,486 shares of common stock have been purchased under the plan and 95,514 remain available for purchase under the plan.

                            BROOKS AUTOMATION, INC.

1992 COMBINATION STOCK OPTION PLAN

     Under the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended ("incentive stock options"), and other options which are not qualified as incentive stock options ("nonqualified stock options"). Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 1,950,000 shares of Common Stock has been reserved for issuance under the 1992 Plan. Of these shares, options on 1,062,043 have been granted and are outstanding and 262,925 shares remain available for grant as of September 30, 1999.

1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The purpose of the 1993 Nonemployee Director Stock Option Plan (the "Directors Plan") is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its Common Stock. Each director who is not an employee of the Company or any of its subsidiaries is eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director receives an automatic grant of an option to purchase 10,000 shares of Common Stock upon becoming a director of the Company and an option to purchase 5,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 190,000 shares of Common Stock has been reserved for issuance under the Directors Plan. Of these shares, options on 56,000 have been granted and are outstanding and 96,000 shares remain available for grant as of September 30, 1999.

1998 EMPLOYEE EQUITY INCENTIVE PLAN

     The purpose of the 1998 Employee Equity Incentive Plan (the "1998 Plan"), adopted by the Board of Directors of the Company in April 1998, is to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, are eligible to participate in the 1998 Plan. Under the 1998 Plan, the Compensation Committee may award only nonqualified stock options. Options granted under the 1998 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 850,000 shares of Common Stock have been reserved for issuance under the 1998 Plan. Of these shares, options on 794,375 have been granted and are outstanding and 55,725 shares remain available for grant as of September 30, 1999.

STOCK OPTIONS OF ACQUIRED COMPANIES

     In connection with the acquisition of Smart Machines, the Company assumed 8,889 options in August 1999. These assumed options were granted at prices equal to the fair value at the date of grant, become exercisable in installments (generally ratably over four years), and expire ten years from the date of grant. The Company does not intend to issue any additional options under the Smart Machines stock option plans.

                            BROOKS AUTOMATION, INC.

     In connection with the acquisition of FASTech, the Company assumed 80,351 options in September 1998. These assumed options were granted at prices equal to the fair value at the date of grant, become exercisable in installments (generally ratably over five years), and expire ten years from the date of grant. The Company does not intend to issue any additional options under the FASTech stock option plans.

     Aggregate stock option activity for all plans for the years ended September 30, 1999, 1998 and 1997, is as follows:

                                                    YEAR ENDED SEPTEMBER 30,
                             -----------------------------------------------------------------------
                                     1999                     1998                     1997
                             ---------------------    ---------------------    ---------------------
                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                          AVERAGE                  AVERAGE                  AVERAGE
                              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                             ---------    --------    ---------    --------    ---------    --------
Options outstanding at
  beginning of year          1,059,155     $ 8.47     1,274,245     $ 8.20     1,347,378     $ 6.26
Granted                      1,331,746     $18.31       172,710     $17.75       158,604     $19.97
Exercised                     (298,948)    $ 3.77       (70,229)    $ 3.01      (155,302)    $ 2.00
Canceled                      (116,471)    $16.75      (317,571)    $13.64       (76,435)    $10.93
                             ---------                ---------                ---------
Options outstanding at end
  of year                    1,975,482     $15.33     1,059,155     $ 8.47     1,274,245     $ 8.20
                             =========                =========                =========
Options exercisable at end
  of year                      465,152     $ 7.32       553,063     $ 4.71       378,635     $ 3.18
                             =========                =========                =========
Weighted average fair value
  of options granted during
  the period                               $13.07                   $ 9.72                   $15.78
Options available for
  future grant                 414,650
                             =========

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants made during fiscal 1999, fiscal 1998, and fiscal 1997: no dividend yield, risk free interest rates of 5.5% to 6.3%, expected option term of four years, expected forfeiture rate of 2.5%, and a volatility factor of 100%. The following table summarizes information about stock options outstanding at September 30, 1999:

                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           -----------------------------------------------   ------------------------
                                          WEIGHTED-
                                           AVERAGE
                                          REMAINING          WEIGHTED-                   WEIGHTED-
        RANGE OF                       CONTRACTUAL LIFE   AVERAGE EXERCISE                AVERAGE
    EXERCISE PRICES         SHARES         (YEARS)             PRICE         SHARES    EXERCISE PRICE
    ---------------        ---------   ----------------   ----------------   -------   --------------
$ 0.8330     -  $ 1.6700      31,768         3.2              $ 0.9777        31,768      $ 0.9777
$ 2.2100     -  $ 2.2130     233,750         4.9              $ 2.2110       230,150      $ 2.2110
$ 4.7070     -  $10.5000     284,896         8.3              $ 9.3532        17,457      $ 5.0683
$11.0000     -  $13.3750     372,525         7.1              $11.8061       151,125      $11.4298
$14.1200     -  $20.0000     437,304         8.7              $15.1062        14,321      $17.9905
$20.2500     -  $27.8750     582,323         8.9              $24.9831         5,839      $22.0725
$42.6700     -  $47.0704      32,916         5.3              $46.1145        14,492      $45.8647
------------------------   ---------   ----------------   ----------------   -------   --------------
$ 0.8330     -  $47.0704   1,975,482         7.8              $15.3293       465,152      $ 7.3243
                           =========                                         =======

                            BROOKS AUTOMATION, INC.

     Had compensation expense for the Company's option grants to employees been determined based on the fair value at the date of grant and for shares of common stock purchased pursuant to the Employee Stock Purchase Plan, consistent with the methods prescribed by FAS 123, the pro forma effect on the Company's net income would have been as follows (in thousands, except per share data):

                                                            YEAR SEPTEMBER 30,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
Pro forma net loss                                    $(10,939)   $(25,079)   $(5,801)
Pro forma loss per share
  Basic                                               $  (0.98)   $  (2.43)   $ (0.74)
  Diluted                                             $  (0.98)   $  (2.43)   $ (0.74)

     Because most options vest over several years and additional option grants are expected to be made subsequent to September 30, 1999, the results of applying the fair value method may have a materially different effect on pro forma net income in future years.

RIGHTS DISTRIBUTION

     In July 1997, the Board of Directors declared a dividend of one preferred share purchase right (a "right") for each share of common stock outstanding on August 12, 1997. Each right entitles the registered holder to purchase from the Company, upon certain triggering events, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Shares"), of the Company, at a purchase price of $135 per one one-thousandth of a Series A Preferred Share, subject to adjustment. Redemption of the rights could generally discourage a merger or tender offer involving the securities of the Company that is not approved by the Company's Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The rights will expire on the earlier of (i) July 31, 2007, or (ii) the date on which the rights are redeemed. The terms of the rights may generally be amended by the Board of Directors without the consent of the holders of the rights.

14.  BENEFIT PLAN

     The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All domestic employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest on a pre-tax basis a percentage of their annual salary subject to statutory limitations. The Company's contribution expense was $0.2 million in each of the years ended September 30, 1999, 1998 and 1997.

15.  SEGMENT, GEOGRAPHIC, SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     The Company has two reportable segments: tool automation and factory automation. The tool automation segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems. Tool automation product revenue is comprised of factory hardware and tool control software products. Tool automation services revenue is comprised of spare parts sales and tool control application consulting services. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market. Factory automation product revenues include factory software and factory interface hardware product. Factory automation services revenue primarily consists of revenues related to consulting and software customization.

                            BROOKS AUTOMATION, INC.

     The Company evaluates performance and allocates resources based on revenues and operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. The tool automation segment includes the results of Smart Machines for all periods presented and all of the Company's corporate general and administrative expenses. Costs excluded from segments' operating income primarily consist of amortization of acquired intangible assets, interest and income taxes, and acquisition-related and restructuring costs. Segment assets exclude deferred taxes, acquired intangible assets and investments in subsidiaries.

     Financial information for the Company's business segments is as follows (in millions):

                                                       TOOL        FACTORY
                                                    AUTOMATION    AUTOMATION     TOTAL
                                                    ----------    ----------    --------
YEAR ENDED SEPTEMBER 30, 1999
Revenue:
     Product                                         $ 70,475      $11,962      $ 82,437
     Services                                           9,246       12,223        21,469
                                                     --------      -------      --------
  Total                                              $ 79,721      $24,185      $103,906
                                                     ========      =======      ========
Gross margin                                         $ 27,694      $18,335      $ 46,029
Operating income (loss)                              $ (8,516)     $   489      $ (8,027)
Depreciation                                         $  5,628      $ 1,327      $  6,955
Assets                                               $134,116      $18,930      $153,046
YEAR ENDED SEPTEMBER 30, 1998
  Revenue:
     Product                                         $ 70,806      $10,050      $ 80,856
     Services                                          12,824        6,572        19,396
                                                     --------      -------      --------
  Total                                              $ 83,630      $16,622      $100,252
                                                     ========      =======      ========
Gross margin                                         $ 15,625      $11,099      $ 26,724
Operating loss                                       $(20,396)     $(5,756)     $(26,152)
Depreciation                                         $  6,108      $ 1,812      $  7,920
Assets                                               $129,859      $ 7,000      $136,859
YEAR ENDED SEPTEMBER 30, 1997
  Revenue:
     Product                                         $ 73,707      $15,356      $ 89,063
     Services                                          13,388        6,976        20,364
                                                     --------      -------      --------
  Total                                              $ 87,095      $22,332      $109,427
                                                     ========      =======      ========
Gross margin                                         $ 27,151      $16,966      $ 44,117
Operating loss                                       $ (2,486)     $  (510)     $ (2,996)
Depreciation                                         $  4,656      $ 1,329      $  5,958
Assets                                               $151,507      $11,259      $162,766

                            BROOKS AUTOMATION, INC.

     A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                         YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Segment operating loss                               $ (8,027)   $(26,152)   $ (2,996)
Amortization of acquired intangibles                      349          --          --
Acquisition-related and restructuring costs             3,120       3,722          --
                                                     --------    --------    --------
  Total operating loss                               $(11,496)   $(29,874)   $ (2,996)
                                                     ========    ========    ========
Segment assets                                       $153,592    $136,859    $162,766
Deferred tax asset                                     10,734       8,462       3,526
Acquired intangible assets                             12,819          --          --
                                                     --------    --------    --------
  Total assets                                       $177,145    $145,321    $166,292
                                                     ========    ========    ========

     Net revenues by geographic area are as follows (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
North America                                        $ 61,346    $ 59,003    $ 68,170
Asia                                                   31,386      31,679      33,304
Europe                                                 11,174       9,570       7,953
                                                     --------    --------    --------
                                                     $103,906    $100,252    $109,427
                                                     ========    ========    ========

     Long-lived assets, including property, plant and equipment and intangible assets are as follows (in thousands):

                                                            AS OF SEPTEMBER 30,
                                                      -------------------------------
                                                       1999        1998        1997
                                                      -------     -------     -------
North America                                         $19,095     $19,037     $21,204
Asia                                                    2,965         772         604
Europe                                                  9,093          14          16
                                                      -------     -------     -------
                                                      $31,153     $19,823     $21,824
                                                      =======     =======     =======

     One of the Company's directors is an executive with one of the Company's customers. Net revenue recognized from this customer was $15.3 million, $15.9 million, and $18.2 million in fiscal 1999, 1998 and 1997, respectively. Amounts due from this customer included in accounts receivable at September 30, 1999 and 1998, were $3.4 and $2.4 million, respectively. Related party amounts included in accounts receivable are on standard terms and manner of settlement.

     In fiscal 1999, two other customers each accounted for more than 10% of the Company's revenues. The Company did not have any other single customer that accounted for more than 10% of the Company's net revenues in fiscal 1998 or fiscal 1997.

                            BROOKS AUTOMATION, INC.

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

16.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases manufacturing and office facilities and certain equipment under operating and capital leases that expire through 2005. Rent expense under operating leases for fiscal 1999, fiscal 1998 and fiscal 1997 was $4.1 million, $4.8 million and $3.3 million, respectively. Future minimum lease payments under operating and capital leases with initial or remaining noncancelable terms of one or more years are as follows as of September 30, 1999 (in thousands):

                                                              CAPITAL    OPERATING
YEAR ENDED SEPTEMBER 30,                                      LEASES      LEASES
------------------------                                      -------    ---------
2000                                                           $117       $ 4,274
2001                                                             40         2,897
2002                                                             --         2,549
2003                                                             --         1,722
2004                                                             --         1,231
Thereafter                                                       --         1,078
                                                               ----       -------
  Total minimum lease payments                                  157       $13,751
                                                                          =======
Less amount representing interest                                28
                                                               ----
  Net present value of minimum lease payments                  $129
                                                               ====

     Total amounts to be received under subleases are $1.2 million in fiscal
2000.

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

17.  ACQUISITION-RELATED AND RESTRUCTURING COSTS

     During fiscal 1999, the Company recorded acquisition-related and restructuring costs of $3.1 million. These costs reflect $1.2 million of legal, accounting and other costs associated with acquiring Smart Machines. In

                            BROOKS AUTOMATION, INC.

addition, the Company approved and implemented a restructuring program designed to integrate its current year acquisitions. These actions involved 7 employees, all of whom were terminated prior to September 30, 1999 and the write-off of certain fixed assets prior to September 30, 1999. Accordingly, during fiscal 1999, the Company recorded a charge of $1.9 million related to the restructuring program.

     During fiscal year 1999, the Company recorded $2.9 million of costs in purchase accounting transactions consisting of $2.4 million for severance costs related to former employees and $0.5 million to exit certain duplicate facilities.

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

     In addition, during 1998, the Company recorded charges of $1.4 million in connection with its acquisition of FASTech, reflecting estimated costs to exit duplicate facilities. This amount is primarily comprised of estimated lease costs on FASTech's former headquarters facility. The Company also recorded charges of $1.0 million related to legal, accounting and other costs in connection with the FASTech acquisition.

     The activity related to the Company's acquisition-related and restructuring liabilities is below (in thousands):

                                                             FISCAL 1999 ACTIVITY
                                    -----------------------------------------------------------------------
                                                        NEW INITIATIVES
                                       BALANCE       ----------------------                      BALANCE
                                    SEPTEMBER 30,                 PURCHASE                    SEPTEMBER 30,
                                        1998         EXPENSE     ACCOUNTING    UTILIZATION        1999
                                    -------------    --------    ----------    -----------    -------------
Facilities                             $1,294         $   --       $  450        $  (599)        $1,145
Depreciable assets                         --          1,628           20         (1,648)            --
Workforce-related                         238            332        2,380           (238)         2,712
Other                                     722          1,160           --         (1,871)            11
                                       ------         ------       ------        -------         ------
                                       $2,254         $3,120       $2,850        $(4,356)        $3,868
                                       ======         ======       ======        =======         ======

                                                             FISCAL 1998 ACTIVITY
                                    -----------------------------------------------------------------------
                                                        NEW INITIATIVES
                                       BALANCE       ----------------------                      BALANCE
                                    SEPTEMBER 30,                 PURCHASE                    SEPTEMBER 30,
                                        1997         EXPENSE     ACCOUNTING    UTILIZATION        1998
                                    -------------    --------    ----------    -----------    -------------
Facilities                               $--          $1,400         $--         $  (106)        $1,294
Depreciable assets                       --               --         --               --             --
Workforce-related                        --            1,300         --           (1,062)           238
Other                                    --            1,022         --             (300)           722
                                         --           ------         --          -------         ------
                                         $--          $3,722         $--         $(1,468)        $2,254
                                         ==           ======         ==          =======         ======

18.  SUBSEQUENT EVENTS (UNAUDITED)

     In September 1999, the Company obtained a commitment letter for an unsecured revolving credit facility for borrowings and letters of credit up to $30.0 million. The credit facility will terminate at the end of two years.

                            BROOKS AUTOMATION, INC.

The interest rates for borrowings are expressed in relation to LIBOR and a margin of 1.75% to 2.25% or from 0.25% to 0.75% above a base rate. The letter of credit margin rates are from 1.75% to 2.25%. The borrowings and letters of credit are expected to be used for working capital and general corporate purposes, including financing potential acquisitions.

     On December 15, 1999, the Company entered into a definitive agreement to acquire Auto-Soft Corporation and AutoSimulations, Inc. from their sole stockholder, Daifuku America Corporation, subject to the satisfaction of customary closing conditions. Upon completion of the transaction, the Company will be required to pay $27.0 million in cash, issue shares of common stock with an aggregate value of $16.0 million; such number of shares to be determined as of the closing date in accordance with the agreement, and issue a note in the amount of $16.0 million payable one year from the date of closing. The note will be unsecured and bear interest at 4.0% per year. Auto-Soft Corporation develops and markets custom designed software and standard software for automated material handling applications. AutoSimulations, Inc. develops and markets industrial simulation and semiconductor factory scheduling software. The transaction is expected to be completed in January 2000 and will be accounted for using the purchase method of accounting.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Brooks Automation, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 17, 1999 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
December 29, 1999

                            BROOKS AUTOMATION, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                            ADDITIONS
                                                     ------------------------
                                       BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS    BALANCE AT
                                       BEGINNING     COSTS AND       OTHER          AND           END
                                        OF YEAR       EXPENSES      ACCOUNTS     WRITE-OFFS     OF YEAR
           (IN THOUSANDS)              ----------    ----------    ----------    ----------    ----------
Allowance for doubtful accounts
Year ended September 30,
     1999                                $1,898        $  188                      $(399)       $ 1,687
     1998                                $  776        $1,295                      $(173)       $ 1,898
     1997                                $  840        $  322                      $(386)       $   776
Deferred tax asset valuation
  allowance
  Year ended September 30,
     1999                                $9,405        $1,588                                   $10,993
     1998                                $5,610        $3,795                                   $ 9,405
     1997                                $2,590        $3,020                                   $ 5,610

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

                                    PART IV

ITEM 14.  EXHIBITS

     (a) 1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The consolidated financial statements of the Company and Schedule II Valuation and Qualifying Accounts and Reserves of the Company are listed in the index under Part II, Item 8, in this Form 10-K.

     Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     (a) 3. EXHIBITS

EXHIBIT NO.                            REFERENCE
-----------   ------------------------------------------------------------
    2.01      Intentionally Omitted
    2.02      Agreement and Plan of Merger relating to the combination of     L**
              FASTech Integration, Inc. with the Registrant
    2.03      Stock for Cash Purchase Agreement Relating to the               N**
              Acquisition of Hanyon Tech. Co., Ltd. by the Registrant
    2.04      Assets for Cash Purchase Agreement Relating to the              O**
              Acquisition of Substantially all of the Assets of Domain
              Manufacturing Corporation and it's Subsidiary Domain
              Manufacturing SARL by the Registrant
    2.05      Agreement and Plan of Merger Relating to the Combination of     P**
              Smart Machines Inc. with the Registrant

EXHIBIT NO.                            REFERENCE
-----------   ------------------------------------------------------------
    2.06      Master Purchase Agreement Relating to the Acquisition of        Q**
              Substantially All of the Assets of the Infab Division of
              Jenoptik AG by the Registrant
    3.01      Certificate of Incorporation of the Registrant                  A**
    3.02      Bylaws of the Registrant                                        A**
    3.03      Certificate of Designation of Series A Junior Participating     H**
              Preferred Stock
    4.01      Specimen Certificate for shares of the Registrant's Common      A**
              Stock
    4.02      Description of Capital Stock (contained in the Certificate      A**
              of Incorporation of the Registrant, filed as Exhibit 3.01)
    4.03      Rights Agreement dated July 23, 1997                            I**
   10.01      Intentionally Omitted
   10.02      Employment Agreement between the Registrant and Robert J.       A**
              Therrien dated as of October 1, 1994*
   10.03      Intentionally Omitted
   10.04      Intentionally Omitted
   10.05      Intentionally Omitted
   10.06      Form of Indemnification Agreement for directors and officers    A**
              of the Registrant
   10.07      Intentionally Omitted
   10.12      Intentionally Omitted
   10.13      Intentionally Omitted
   10.14      Intentionally Omitted
   10.18      Lease Extension Agreement                                       C**
   10.19      Headquarters Lease                                              B**
   10.20      Intentionally Omitted
   10.21      Intentionally Omitted
   10.22      Intentionally Omitted
   10.23      Intentionally Omitted
   10.24      Intentionally Omitted
   10.25      Intentionally Omitted
   10.26      Intentionally Omitted
   10.27      Intentionally Omitted
   10.28      Employment Agreement between the Registrant and Ellen           M**
              Richstone*
   10.29      Stockholder Agreement between Jenoptik AG, M+W Zander           Q**
              Holding GmbH, Robert Therrien and the Registrant
   10.30      Form of Agreement between Executive Officers and Registrant     Filed
              Relating to Change of Control*                                  herewith
   10.31      Agreement between Ellen Richstone and Registrant Relating to    Filed
              Change of Control*                                              herewith
   10.32      Lease Agreement between the Registrant and Clearfield           Filed
              Investments, LLC for the Registrant's Colorado manufacturing    herewith
              facility
   10.33      Transitional Services Agreement between the Registrant and      Filed
              Jenoptik AG relating to the Registrant's German                 herewith
              manufacturing facility
   10.34      Lease Agreement between a subsidiary of the Registrant and      Filed
              Montague Oaks Phase I & II for the Registrant's California      herewith
              manufacturing facility

EXHIBIT NO.                            REFERENCE
-----------   ------------------------------------------------------------
   21.01      Subsidiaries of the Registrant                                  Filed
                                                                              herewith
   23.01      Consent of PricewaterhouseCoopers LLP                           Filed
                                                                              herewith
   27.01      Financial Data Schedule as of and for the year ended            Filed
              September 30, 1999                                              herewith
   27.02      Financial Data Schedule as of and for the year ended            Filed
              September 30, 1998                                              herewith
   99.01      1993 Nonemployee Director Stock Option Plan                     J* **
   99.02      1992 Combination Stock Option Plan                              K* **
   99.03      1995 Employee Stock Purchase Plan                               E**
   99.04      1998 Employee Equity Incentive Plan                             Filed
                                                                              herewith

---------------
A Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-87296). The number set forth herein is the number of the Exhibit in said registration statement.

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

M Incorporated by reference to the Company's annual report on Form 10-K for the year ended September 30, 1998. The number assigned to the Exhibit is the same as the number assigned to the Exhibit in said annual report.

N Incorporated by reference to the Company's current report on Form 8-K filed on May 6, 1999.

O Incorporated by reference to the Company's current report on Form 8-K filed on July 14, 1999.

P Incorporated by reference to the Company's current report on Form 8-K filed on September 15, 1999.

Q Incorporated by reference to the Company's current report on Form 8-K filed on October 15, 1999.

*     Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

     (b) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

     (1) Amended current report on Form 8-K/A filed on July 7, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.

        - The following audited financial statements of Hanyon together with the report thereon by Samil Accounting Corporation were filed with the Form 8-K/A:

           Balance Sheet as of December 31, 1998
           Income Statement for the year ended December 31, 1998
           Statement of Appropriation of Retained Earnings for the year ended December 31, 1998
           Statement of Cash Flows for the year ended December 31, 1998
           Notes to the Financial Statements

        - The following unaudited pro forma consolidated condensed financial statements of the Company and Hanyon were filed with the Form 8-K/A:

           Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1999
          Unaudited Pro Forma Condensed Consolidated Income Statement for the six months ended March 31, 1999
          Unaudited Pro Forma Condensed Consolidated Income Statement for the year ended September 30, 1998
          Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements

     (2) Current report on Form 8-K filed on July 14, 1999 relating to the acquisition of substantially all of the assets of Domain Manufacturing Corporation and its subsidiary Domain Manufacturing SARL by the Company.

     (3) Current report on Form 8-K filed on September 15, 1999 relating to the Combination of Smart Machines Inc. with the Company.

     (4) Amended current report on Form 8-K/A filed on September 29, 1999 relating to the Combination of Smart Machines Inc. with the Company.

        - The following audited Financial Statements of Smart Machines Inc. were filed with the Form 8-K/A:

           Smart Machines Inc. Balance Sheets as of December 31, 1998 and 1997;

           Smart Machines Inc. Statements of Operations for the years ended December 31, 1998, 1997 and 1996 and for the period from October 1, 1994 (date of inception) to December 31, 1998;

           Smart Machines Inc. Statements of Changes in Nonredeemable Preferred Stock and Shareholders' Equity (Deficit) for the period from October 1, 1994 (date of inception) to December 31, 1998;

           Smart Machines Inc. Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 and for the period from October 1, 1994 (date of inception) to December 31, 1998;

           Smart Machines Inc. Notes to Financial Statements;

           Report of Independent Accountants;

           Smart Machines Inc. Unaudited Condensed Balance Sheet as of March 31, 1999 and Condensed Balance Sheet as of December 31, 1998;

           Smart Machines Inc. Unaudited Condensed Statements of Operations for the three months ended March 31, 1999 and 1998, and for the period from October 1, 1994 (date of inception) to March 31, 1999;

           Smart Machines Inc. Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 1999 an 1998, and for the period from October 1, 1994 (date of inception) to the March 31, 1999; and

           Smart Machines Inc. Notes to Unaudited Condensed Financial
           Statements.

        - The following Unaudited Pro Forma Financial Information for the Company and Smart Machines Inc. were filed with the Form 8-K/A

           Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1999;

           Pro Forma Condensed Consolidated Statements of Operations for the six months ended March 31, 1999 and 1998, and the years ended September 30, 1998, 1997 and 1996; and

           Notes to Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: December 29, 1999                   /s/ ROBERT J. THERRIEN
                                          --------------------------------------
                                          Robert J. Therrien, President

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

SIGNATURE                                                         TITLE                     DATE
---------                                                         -----                     ----

/s/ ROBERT J. THERRIEN                               Director and President           December 29, 1999
---------------------------------------------------  (Principal Executive Officer)
Robert J. Therrien

/s/ ELLEN B. RICHSTONE                               Senior Vice President and Chief  December 29, 1999
---------------------------------------------------  Financial Officer (Principal
Ellen B. Richstone                                   Financial Officer)

/s/ STEVEN E. HEBERT                                 Principal Accounting Officer     December 29, 1999
---------------------------------------------------
Steven E. Hebert

/s/ ROGER D. EMERICK                                 Director                         December 29, 1999
---------------------------------------------------
Roger D. Emerick

                                                     Director
---------------------------------------------------
Amin J. Khoury

/s/ JUERGEN GIESSMANN                                Director                         December 29, 1999
---------------------------------------------------
Juergen Giessmann

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
   10.30      Form of Agreement between Executive Officers and Registrant     Filed
              Relating to Change of Control*                                  herewith
   10.31      Agreement between Ellen Richstone and Registrant Relating to    Filed
              Change of Control*                                              herewith
   10.32      Lease Agreement between the Registrant and Clearfield           Filed
              Investments, LLC for the Registrant's Colorado manufacturing    herewith
              facility
   10.33      Transitional Services Agreement between the Registrant and      Filed
              Jenoptik AG relating to the Registrant's German                 herewith
              manufacturing facility
   10.34      Lease Agreement between a subsidiary of the Registrant and      Filed
              Montague Oaks Phase I & II for the Registrant's California      herewith
              manufacturing facility
   21.01      Subsidiaries of the Registrant                                  Filed
                                                                              herewith
   23.01      Consent of PricewaterhouseCoopers LLP                           Filed
                                                                              herewith
   27.01      Financial Data Schedule as of and for the year ended            Filed
              September 30, 1999                                              herewith
   27.02      Financial Data Schedule as of and for the year ended            Filed
              September 30, 1998                                              herewith
   99.04      1998 Employee Equity Incentive Plan                             Filed
                                                                              herewith