Form 10-Q
period 1999-12-31
BROOKS AUTOMATION INC
filed 2000-02-14
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: December 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to _______

                         Commission File Number 0-25434

                             BROOKS AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-3040660
-------------------------------                              -------------------
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

                                    Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (January 31, 2000):

      Common stock, $0.01 par value                    13,354,937 shares

                             BROOKS AUTOMATION, INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets as of December 31, 1999
                 (unaudited) and September 30, 1999                         3

             Consolidated Statements of Operations for the three
                months ended December 31, 1999 and 1998 (unaudited)         4

             Consolidated Statements of Cash Flows for the three
                months ended December 31, 1999 and 1998 (unaudited)         5

             Notes to Consolidated Financial Statements (unaudited)         6

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       27

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                                 28

Signatures                                                                 30

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except per share data)                                         (UNAUDITED)
                                                                              December 31,      September 30,
                                                                                  1999              1999
                                                                              ------------      -------------
ASSETS
Current assets
  Cash and cash equivalents                                                     $ 61,097          $ 66,366
  Accounts receivable, net, including related party receivables of $3,817
    and $3,384, respectively                                                      43,912            32,904
  Inventories                                                                     29,997            28,917
  Prepaid expenses and other current assets                                        2,754             2,999
  Deferred income taxes                                                            4,854             6,542
                                                                                --------          --------
    Total current assets                                                         142,614           137,728

Fixed assets, net of accumulated depreciation of $26,071 and $24,119,
  respectively                                                                    18,897            17,434
Intangible assets, net of accumulated amortization of $2,207 and $1,361,
  respectively                                                                    13,065            13,719
Deferred income taxes                                                              5,214             4,192
Other assets                                                                       4,004             4,072
                                                                                --------          --------

        Total assets                                                            $183,794          $177,145
                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt and capital lease obligations               $    531          $    537
  Accounts payable                                                                 8,820             6,993
  Deferred revenue                                                                 6,575             6,127
  Accrued compensation and benefits                                                7,027             4,909
  Accrued acquisition-related and restructuring costs                              3,665             3,868
  Accrued income taxes payable                                                     3,196             2,093
  Accrued expenses and other current liabilities                                   6,180             7,405
                                                                                --------          --------
    Total current liabilities                                                     35,994            31,932

Long-term debt and capital lease obligations                                         683               801
Deferred income taxes                                                                  7               174
Other long-term liabilities                                                          688               632
                                                                                --------          --------
        Total liabilities                                                         37,372            33,539
                                                                                --------          --------

Commitments and contingencies

Minority interests                                                                 1,367             1,460
                                                                                --------          --------

Stockholders' equity
  Preferred stock, $0.01, 1,000,000 shares authorized, none issued and
    outstanding                                                                       --                --
  Common stock, $0.01 par value,  21,500,000 shares authorized, 12,781,181
    and 12,760,084 shares issued and outstanding, respectively                       128               128
  Additional paid-in capital                                                     168,982           168,827
  Deferred compensation                                                              (58)              (65)
  Accumulated other comprehensive loss                                            (1,210)           (1,093)
  Accumulated deficit                                                            (22,787)          (25,651)
                                                                                --------          --------
        Total stockholders' equity                                               145,055           142,146
                                                                                --------          --------

        Total liabilities and stockholders' equity                              $183,794          $177,145
                                                                                ========          ========


       The accompanying notes are an integral part of these consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share data)

                                                                         THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                       1999             1998(1)
                                                                     -------           -------

Revenues
  Product, including related party revenues of $6,973 and
    $738, respectively                                               $43,069           $15,398
  Services                                                             7,211             4,654
                                                                     -------           -------
    Total revenues                                                    50,280            20,052
                                                                     -------           -------

Cost of revenues
  Product                                                             22,175             8,987
  Services                                                             3,653             2,500
                                                                     -------           -------
    Total cost of revenues                                            25,828            11,487
                                                                     -------           -------

Gross profit                                                          24,452             8,565
                                                                     -------           -------

Operating expenses
  Research and development                                             7,140             4,930
  Selling, general and administrative                                 12,501             6,041
  Amortization of acquired intangible assets                             795                --
                                                                     -------           -------
    Total operating expenses                                          20,436            10,971
                                                                     -------           -------

Income (loss) from operations                                          4,016            (2,406)
Interest income                                                          643               771
Interest expense                                                          38                75
Other income (expense)                                                   (41)              (18)
                                                                     -------           -------

Income (loss) before income taxes and minority interests               4,580            (1,728)
Income tax provision (benefit)                                         1,808              (197)
                                                                     -------           -------

Income (loss) before minority interests                                2,772            (1,531)
Minority interests in loss of consolidated subsidiary                    (93)               --
                                                                     -------           -------

Net income (loss)                                                      2,865            (1,531)
Accretion and dividends on preferred stock                                --              (225)
                                                                     -------           -------

Net income (loss) attributable to common stockholders                $ 2,865           $(1,756)
                                                                     =======           =======

Earnings (loss) per share attributable to common stockholders
  Basic                                                              $  0.22           $ (0.16)
  Diluted                                                            $  0.21           $ (0.16)

Shares used in computing earnings (loss) per share
  Basic                                                               12,769            11,087
  Diluted                                                             13,411            11,087


(1) Amounts have been restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999.



       The accompanying notes are an integral part of these consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                  1999           1998(1)
                                                                                --------         -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $  2,865         $(1,531)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                  2,627           1,771
    Compensation expense related to common stock options                               7              52
    Deferred income taxes                                                            524            (748)
    Minority interests                                                               (93)             --
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (10,820)          1,973
      Inventories                                                                   (872)          2,776
      Prepaid expenses and other current assets                                      244           1,731
      Accounts payable                                                             1,687          (2,487)
      Deferred revenue                                                               398             174
      Accrued acquisition-related and restructuring costs                           (203)         (1,017)
      Accrued expenses and other current liabilities                               1,981             240
                                                                                --------         -------
          Net cash provided by (used in) operating activities                     (1,655)          2,934
                                                                                --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                         (3,346)         (1,313)
Purchase of businesses, net of cash acquired                                        (147)             --
Increase in other assets                                                              --            (235)
                                                                                --------         -------
          Net cash used in investing activities                                   (3,493)         (1,548)
                                                                                --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                                      --             (21)
Proceeds from issuance of convertible notes                                           --           1,000
Payments of long-term debt                                                          (124)           (230)
Issuance of long-term debt                                                            --              --
Proceeds from issuance of common stock, net of issuance
  costs                                                                              155              45
                                                                                --------         -------
          Net cash provided by financing activities                                   31             794
                                                                                --------         -------

Elimination of net cash activities of Smart Machines for
  the three months ended December 31, 1998                                            --             (63)
                                                                                --------         -------

Effects of exchange rate changes on cash and cash
  equivalents                                                                       (152)            133
                                                                                --------         -------

Net increase (decrease) in cash and cash equivalents                              (5,269)          2,250
Cash and cash equivalents, beginning of period                                    66,366          69,479
                                                                                --------         -------

Cash and cash equivalents, end of period                                        $ 61,097         $71,729
                                                                                ========         =======


(1) Amounts have been restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999.



       The accompanying notes are an integral part of these consolidated financial statements.

                             BROOKS AUTOMATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (the "Company") included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments necessary for a fair presentation of the results for the periods presented have been reflected.

      The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 1999.

      The Company made several acquisitions during fiscal year 1999 which were accounted for using the purchase method of accounting: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 2, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 1999 include the results of these acquired entities.

      In June 1999, the Company formed a joint venture in Korea with Samsung Electronics ("Samsung"). This joint venture is 70% owned by the Company and 30% owned by Samsung. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

      The consolidated financial statements for the three months ended December 31, 1998 have been restated to reflect the acquisition of Smart Machines Inc. ("Smart Machines") in a pooling of interests transaction effective August 31, 1999.

      In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. Accordingly, provisions of SOP 98-9 are effective for the Company's fiscal year 2000. Implementation of the provisions of this SOP has not had a material effect on revenues or earnings.

2.    BUSINESS ACQUISITIONS

      In connection with the acquisitions of Infab, Domain and Hanyon, the following pro forma results of operations have been prepared as though the acquisitions had occurred as of the beginning of the period presented. This pro forma financial information does not purport to be indicative of the results of operations

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



      that would have been attained had the acquisitions been made as of that date or of results of operations that may occur in the future (in thousands, except per share data):

                                                             Three Months
                                                                Ended
                                                             December 31,
                                                                 1998
                                                             ------------

      Revenues                                                 $ 27,783
      Net loss                                                 $(12,018)
      Net loss attributable to common stockholders             $(12,243)
      Net loss per share applicable to common stockholders     $  (1.02)

      On August 31, 1999, the Company acquired Smart Machines in a transaction recorded as a pooling of interests. The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for Smart Machines for all periods prior to the acquisition. Revenues and net loss for the previously separate companies are as follows (in thousands):

                                                             Three Months
                                                                Ended
                                                             December 31,
                                                                 1998
                                                             ------------
      Revenues
         Brooks Automation, Inc.                               $19,809
         Smart Machines Inc.                                       243
                                                               -------
                                                               $20,052
                                                               =======

      Net loss
         Brooks Automation, Inc.                               $  (575)
         Smart Machines Inc.                                      (956)
                                                               -------
                                                               $(1,531)
                                                               =======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

3.    EARNINGS PER SHARE

      The following table is a summary of net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per share (in thousands):

                                                                             Three months ended December 31,
                                                                             -------------------------------
                                                                                 1999               1998
                                                                                ------            -------

      Net income (loss)                                                         $2,865            $(1,531)
      Accretion and dividends on preferred stock                                    --               (225)
                                                                                ------            -------
      Net income (loss) attributable to common stockholders for
         basic and diluted earnings per share                                   $2,865            $(1,756)
                                                                                ======            =======

      The following table is a summary of shares used in calculating basic and diluted earnings per share (in thousands):

                                                                             Three months ended December 31,
                                                                             -------------------------------
                                                                                 1999               1998
                                                                                ------            -------

      Weighted average number of shares used in computing basic
         earnings per share                                                     12,769            11,087
      Dilutive securities:
            Common stock options and warrants                                      642                --
                                                                                ------            ------
      Shares used in computing diluted earnings per share                       13,411            11,087
                                                                                ======            ======

      Options and warrants to purchase approximately 493,000 shares of common stock were excluded from the computation of diluted loss per share for the three months ended December 31, 1998, as their effect would be antidilutive.

4.    COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment. Comprehensive income was $2,748,000 and comprehensive loss was $1,456,000 for the three-month periods ended December 31, 1999 and 1998, respectively.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

5.    SEGMENT, GEOGRAPHIC, SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

      The Company has two reportable segments: tool automation and factory automation. The tool automation segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems. Tool automation product revenues are comprised of factory hardware and tool control software products. Tool automation services revenue is comprised of spare parts sales and tool control application consulting services. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market. Factory automation product revenues include factory software and factory interface hardware products. Factory automation services revenue primarily consists of revenues related to consulting and software customization.

      The Company evaluates performance and allocates resources based on revenues and operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets is excluded from the segments' operating income. The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues.

      Financial information for the Company's business segments is as follows (in thousands):

                                                               Tool           Factory
                                                            Automation       Automation          Total
                                                            ----------       ----------         -------

      THREE MONTHS ENDED DECEMBER 31, 1999
        Revenue:
          Product                                             $28,197          $14,872          $43,069
          Services                                              2,790            4,421            7,211
                                                              -------          -------          -------
        Total                                                 $30,987          $19,293          $50,280
                                                              =======          =======          =======

      Gross margin                                            $12,243          $12,209          $24,452
      Operating income (loss)                                 $ 3,461          $ 1,350          $ 4,811

      THREE MONTHS ENDED DECEMBER 31, 1998
        Revenue:
          Product                                             $12,677          $ 2,721          $15,398
          Services                                              2,625            2,029            4,654
                                                              -------          -------          -------
        Total                                                 $15,302          $ 4,750          $20,052
                                                              =======          =======          =======

      Gross margin                                            $ 4,892          $ 3,673          $ 8,565
      Operating income (loss)                                 $(2,317)         $   (89)         $(2,406)

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


      A reconciliation of the Company's reportable segment operating income
      (loss) to the corresponding consolidated amounts for the three-month periods ended December 31, 1999 and 1998 is as follows (in thousands):

                                                          Three months ended
                                                              December 31,
                                                        ---------------------
                                                         1999           1998
                                                        ------        -------

      Segment operating income (loss)                   $4,811        $(2,406)
      Amortization of acquired intangibles                 795             --
                                                        ------        -------
        Total operating income (loss)                   $4,016        $(2,406)
                                                        ======        =======

      Net revenues by geographic area are as follows (in thousands):

                                                          Three months ended
                                                              December 31,
                                                        ---------------------
                                                          1999          1998
                                                        -------       -------

      North America                                     $24,106       $ 8,045
      Asia                                               14,286         7,650
      Europe                                             11,888         4,357
                                                        -------       -------
                                                        $50,280       $20,052
                                                        =======       =======

      One of the Company's directors is also a director of one of the Company's customers. Net revenue recognized from this customer was $6,973,000 and $738,000, or 13.9% and 3.7% of revenues, in the three months ended December 31, 1999 and 1998, respectively. Amounts due from this customer included in accounts receivable at December 31, 1999 and September 30, 1999 were $3,817,000 and $3,384,000, respectively. Related party amounts included in accounts receivable are on standard terms and manner of settlement.

      In the three months ended December 31, 1999 there were no other customers that accounted for more than 10% of revenues. In the three months ended December 31, 1998, two other customers each accounted for more than 10% of revenues; sales to these customers were 19.4% and 15.9% of revenues in the quarter.

6.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following (in thousands):

                                                 December 31,   September 30,
                                                    1999            1999
                                                 ------------   -------------

      Accounts receivable                          $46,038         $34,591
      Less allowances                                2,126           1,687
                                                   -------         -------
                                                   $43,912         $32,904
                                                   =======         =======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


7.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                   December 31,   September 30,
                                                       1999           1999
                                                   ------------   -------------

      Raw materials and purchased parts               $19,594        $14,655
      Work-in-process                                   7,339         10,154
      Finished goods                                    3,064          4,108
                                                      -------        -------
                                                      $29,997        $28,917
                                                      =======        =======


8.    ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

      The activity related to the Company's acquisition-related and restructuring liabilities during the three months ended December 31, 1999 is below (in thousands):

                                ----------------------------------------------------------------------------------
                                    Balance                                                          Balance
                                 September 30,                         Purchase                    December 31,
                                     1999         New Initiatives     Accounting    Utilization        1999
                                ----------------------------------------------------------------------------------

      Facilities                    $1,145              $ --            $ --           $ (48)         $1,097
      Depreciable assets                --                --              --              --              --
      Workforce-related              2,512                --              --            (155)          2,357
      Other                            211                --              --              --             211
                                    ------              ----            ----           -----          ------
                                    $3,868              $ --            $ --           $(203)         $3,665
                                    ======              ====            ====           =====          ======


9.    CONTINGENCIES

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from a third party alleging infringements of such party's patent rights by certain of the Company's products. The Company's patent counsel is investigating the claim and the Company believes the patents claimed may be invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe it is probable that the future events related to this threatened matter would have an adverse effect on the Company's business.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


10.   SUBSEQUENT EVENTS

      On January 7, 2000, the Company entered into an agreement for an unsecured revolving credit facility for borrowings and letters of credit of up to $30.0 million. The credit facility will terminate at the end of two years. The interest rates for borrowings and letters of credit under the facility are expressed in relation to LIBOR and a margin of 1.75% to 2.25%, or from 0.25% to 0.75% above a base rate. The Company expects to use the borrowings and letters of credit for working capital and general purposes, including financing potential acquisitions.

      On January 6, 2000, the Company completed the acquisition of the businesses of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. ASC is a leading material handling software and systems integration company focusing on manufacturing and distribution of logistic systems for the semiconductor industry. ASI is a world leader in robotic and material handling simulation, scheduling and real time dispatching software for the semiconductor industry. At closing, the Company paid $27.0 million in cash, 535,404 shares of Brooks common stock with a value of $14.7 million and a $16.0 million promissory note payable in one year.

      In February 2000, the Company entered into operating leases for manufacturing and office facilities through 2010. These leases contain renewal and sublease options. Future minimum annual lease payments are approximately $1.4 million to $3.0 million over the term of the leases.

                             BROOKS AUTOMATION, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report constitute "forward-looking statements" which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Brooks Automation, Inc. ("Brooks" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include the factors that may affect future results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.

OVERVIEW

The Company is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries such as the data storage and flat panel display manufacturing industries. The Company's product revenues include sales of hardware and software products. The Company's service revenues are primarily comprised of tool control application consulting services, consulting, software customization and spare parts sales.

Many of the Company's customers purchase the Company's vacuum transfer robots and other modules before purchasing the Company's vacuum central wafer handling systems. The Company believes that once a customer has selected the Company's products for a process tool, the customer is likely to rely on those products for the life of that process tool model, which can be in excess of five years. Conversely, losing a bid for a manufacturing execution system ("MES") does not preclude the Company from securing optimization products to fit with a competitor's MES.

A significant portion of the Company's revenues have been generated by sales to customers in the United States, although the Company believes that a significant portion of these customers incorporate the Company's products into equipment sold to their foreign customers. The Company's foreign sales have occurred principally in Japan, South Korea, Taiwan, Singapore and Europe.

The Company's foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company's international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". To the extent that the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risk of currency fluctuation.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


BASIS OF PRESENTATION

The Company made several acquisitions during fiscal year 1999 which were accounted for using the purchase method of accounting: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 2, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 1999 include the results of these acquired entities.

In June 1999, the Company formed a joint venture in Korea with Samsung Electronics ("Samsung"). This joint venture is 70% owned by the Company and 30% owned by Samsung. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the financial statements.

The financial statements for the three months ended December 31, 1998 have been restated to reflect the acquisition of Smart Machines Inc. ("Smart Machines") in a pooling of interests transaction effective August 31, 1999.

RECENT DEVELOPMENTS

On January 6, 2000, the Company completed the acquisition of the businesses of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. ASC is a leading material handling software and systems integration company focusing on manufacturing and distribution of logistic systems for the semiconductor industry. ASI is a world leader in robotic and material handling simulation, scheduling and real time dispatching software for the semiconductor industry. The Company acquired ASC and ASI for $27.0 million in cash, 535,404 shares of Brooks common stock with a value of $14.7 million and a $16.0 million promissory note payable in one year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

For the three months ended December 31, 1999, the Company reported net income of $2.9 million, compared to a net loss of $1.5 million in the same prior year period. Net income before amortization of acquired intangible assets, net of taxes, was $3.3 million in the three months ended December 31, 1999. There was no amortization of acquired intangible assets for the three months ended December 31, 1998.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


REVENUES

The Company reported revenues of $50.3 million in the three months ended December 31, 1999, compared to $20.1 million in the same prior year period. Product revenues increased $27.7 million, or 179.7%. This growth is primarily attributable to the overall strength in the original equipment manufacturer ("OEM") markets, software business growth and acquisitions. Services revenues increased $2.5 million, or 54.9%, primarily as a result of the Company's acquisitions and the impact of those acquisitions on consulting services associated with factory automation.

Foreign revenues were $26.2 million, or 52.1% of revenues, and $12.0 million, or 59.9% of revenues, in the three-month periods ended December 31, 1999 and 1998, respectively. The Company expects that foreign revenues will continue to account for a significant portion of total revenues.

GROSS PROFIT

Gross profit increased to 48.6% for the three months ended December 31, 1999, compared to 42.7% for the same prior year period.

Gross profit on product revenues increased to 48.5% for the three months ended December 31, 1999, from 41.6% in the comparable prior year period. The increase is primarily attributable to improvements in manufacturing capacity utilization and the acquisition of higher margin software product businesses, partially offset by the Infab operations' historically lower margin structure. In future periods, gross profit may be adversely affected by changes in product mix or continued price competition.

Gross profit on service revenues was 49.3% for the three months ended December 31, 1999, an increase from 46.3% in the three months ended December 31, 1998. The increase is primarily attributable to improved market conditions and change in services mix. Included in the cost of services revenues are global support customer costs, consisting primarily of personnel costs and travel expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by 44.8%, to $7.1 million in the three months ended December 31, 1999, from $4.9 million in the comparable prior year period. However, research and development expenses decreased as a percentage of revenues, to 14.2% in the three months ended December 31, 1999, from 24.6% in the same prior year period. The increase in absolute spending is the result of the research and development efforts related to the Company's recent acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to next generation vacuum wafer handling products, partially offset by the elimination of redundant research and development programs. The Company will continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 106.9%, to $12.5 million, in the three months ended December 31, 1999, compared to $6.0 million in the same prior year period. However, selling, general and administrative expenses decreased as a percentage of revenues, to 24.9%, in the three months ended December 31, 1999, from 30.1% in the comparable prior year period. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements, while the improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense for acquired intangible assets totaled $0.8 million in the three months ended December 31, 1999, and is related to acquired intangible assets of the Infab, Domain and Hanyon acquisitions, all of which occurred during the second half of fiscal 1999. There was no amortization expense for the three months ended December 31, 1998.

INTEREST INCOME AND EXPENSE

Interest income decreased by 16.6%, to $0.6 million, in the three months ended December 31, 1999, compared to $0.8 million in the same period of the prior year, due primarily to lower cash and investment asset balances. Interest expense decreased by 49.3%, to $38,000, in the three months ended December 31, 1999, from $75,000 in the comparable prior year period.

INCOME TAX PROVISION (BENEFIT)

The Company recorded net income tax expense of $1.8 million and net tax benefits of $0.2 million in the three months ended December 31, 1999 and 1998, respectively. The tax provision is attributable to federal, state, foreign and withholding taxes. Federal and state taxes have been reduced for net operating losses, research and development tax credits and a foreign sales corporation benefit.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $61.1 million at December 31, 1999, a decrease of $5.3 million from September 30, 1999. In connection with its acquisition of ASC and ASI on January 6, 2000, the Company paid Daifuku America $27.0 million in cash and issued Daifuku America a note in the amount of $16.0 million, which is due on January 6, 2001.

Cash used in operations was $1.7 million, and is primarily attributable to an increase in accounts receivable of $10.8 million, partially offset by depreciation and amortization of $2.6 million, and increases of $1.7 million and $2.0 million in accounts payable and accrued expenses and other current liabilities, respectively.

Cash used in investing activities was $3.5 million, and was principally comprised of $3.3 million used for capital additions, primarily in telecommunications, systems infrastructure and for computer requirements. Cash provided by financing activities was $31,000, comprised of $155,000 of proceeds from the issuance of common stock, net of issuance costs, partially offset by $124,000 for payments of long-term debt.

While the Company has no significant capital commitments, as the Company expands its product offerings and prepares for expected growth, the Company anticipates that it will continue to make capital expenditures to support its business. The Company is also planning to expand its capacity in its new Chelmsford facility and acquire capital equipment and management information systems. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company has an unsecured revolving credit facility for borrowings and letters of credit of up to $30.0 million. The credit facility will terminate in January 2002. The interest rates for borrowings and letters of credit under the facility are expressed in relation to LIBOR and a margin of 1.75% to 2.25%, or from 0.25% to 0.75% above a base rate. In connection with the lease for its new Chelmsford facility, the Company issued its landlord a letter of credit in the amount of $1.0 million to secure the Company's obligations under the lease. This reduced the amount available to the Company under the credit facility to $29.0 million. Under the terms of the credit facility, the Company is required to comply with various covenants, including the maintenance of specified financial ratios, as defined, and limits on the Company's annual level of capital expenditures. At January 31, 2000, the Company was in compliance with these covenants.

The Company believes that anticipated cash from operations, available funds and borrowings available under the Company's bank lines of credit and the proceeds from the proposed sale of common stock described below, will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for at least the next twelve months. The sufficiency of the Company's resources to fund its needs for capital is subject to known and unknown risks, uncertainties and other factors which may have a material adverse effect on the Company's business, including, without limitation, the factors discussed under "Factors That May Affect Future Results."

The Company has filed a registration statement for a public offering of 3,250,000 shares of the Company's common stock. The Company is proposing to sell 2,750,000 of these shares and selling stockholders are proposing to sell 500,000 shares. The Company will not receive any of the proceeds from the shares sold by the selling stockholders. The Company plans to apply any proceeds of the offering, net of expenses, for working capital and general corporate purposes. The Company cannot guarantee that it will complete the offering on favorable terms, if at all.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


YEAR 2000 READINESS DISCLOSURE

The year 2000 issue is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four digits to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Problems associated with the year 2000 may not become apparent until some time after January 2000.

           Internal infrastructure compliance. Brooks may be affected by year 2000 issues related to non-compliant information technology systems and other systems operated or sold by Brooks or by third parties. Brooks has substantially completed assessment of its internal information technology systems and applications and believes that all critical applications are year 2000 compliant. Brooks also has evaluated its information technology hardware and its non-information technology systems, including facilities and other operations, such as financial, security and utility systems. As of the end of calendar year 1999, Brooks had completed the remediation of all items identified as non-compliant.

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

           Acquisitions. Brooks has acquired seven businesses since September 1998: Auto-Soft Corporation, AutoSimulations, Inc., Infab, Smart Machines, FASTech, Hanyon and Domain. Brooks is in various stages of negotiation with respect to the acquisition of several additional businesses. As part of Brooks' due diligence examination of completing acquisitions, Brooks conducted a limited evaluation of their year 2000 readiness. Brooks believes there are no significant year 2000 related issues arising from the companies that Brooks has acquired. Brooks cannot guarantee that it has identified and properly evaluated year 2000 issues relating to the acquired companies. Brooks also can give no assurance that it will properly identify year 2000 issues relating to any companies acquired in the future.

           Third Party Compliance. Although Brooks believes that its systems are year 2000 compliant, Brooks utilizes third party equipment and software that may not be year 2000 compliant. In addition, Brooks' products and software are often sold integrated into or interfaced with third party equipment or software. Failure of third party equipment or software to operate properly with regard to the year 2000 and thereafter could require Brooks to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on Brooks' business, results of operations and financial condition. Brooks may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal information technology and non-information technology system year 2000 issues which could, among other things, have a material adverse effect on Brooks supplies and orders. At this time, Brooks is unable to estimate the nature or extent of any potential

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although Brooks does not currently anticipate, based upon surveys, discussions and actual experience to date in 2000, that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to year 2000 issues, there can be no assurance that these third parties will not experience year 2000 problems or that any problems would have an adverse material effect on Brooks' business, results of operations and financial condition. Because the cost and timing of year 2000 compliance by third parties such as suppliers, service providers and customers is not within Brooks' control, Brooks cannot give any assurance with respect to the cost or timing of such efforts or any potential adverse effects on Brooks of any failure by these third parties to achieve year 2000 compliance.

           Brooks relies on commercial or government suppliers for services related to Brooks' infrastructure, including utilities, transportation, financial, governmental, communications and other services. These suppliers pose an undetermined risk to Brooks' facilities and operations worldwide. In some cases, alternate suppliers of these services, such as electrical utilities, are unavailable, and failure by a supplier could adversely impact Brooks.

           Costs. Based on its investigation to date, Brooks does not expect the total cost of its year 2000 assessment and planning to have a material adverse effect on Brooks' business or financial results. On a cumulative basis, Brooks has incurred approximately $800,000 in year 2000 compliance costs. Brooks does not anticipate the need for additional significant expenditures.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. Accordingly, provisions of SOP 98-9 are effective for the Company's fiscal year 2000. Implementation of the provisions of this SOP has not had a material effect on revenues or earnings.


FACTORS THAT MAY AFFECT FUTURE RESULTS


     You should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. While these are the risks and uncertainties we believe are most important for you to consider, you should know that they are not the only risks or uncertainties facing us or which may adversely affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and you could lose all or part of the money you paid to buy our common stock.

                        RISKS RELATING TO OUR OPERATIONS

     The Cyclical Demand of Semiconductor Manufacturers Affects our Operating Results. Our business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers' capital expenditures is dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. During these downturns, our revenues have dropped and we have incurred losses. We believe that downturns in the semiconductor manufacturing industry will occur in the future and will result in decreased demand for our products. Despite the addition of our factory automation business in fiscal 1999, our financial results will continue to be dependent on capital expenditures by semiconductor manufacturers. Downturns in the semiconductor business, when fewer new facilities are being built, could harm our financial results as have downturns in the past.

     Our Sales Volume Depends on the Sales Volume of our Original Equipment Manufacturer Customers. We sell a majority of our tool automation products to original equipment manufacturers who incorporate our products into their equipment. Therefore, our revenues are directly dependent on the ability of these customers to develop and market their equipment in a timely, cost-effective manner.

     We Rely on a Small Number of Customers for a Large Portion of our Revenues. We receive a significant portion of our revenues in each fiscal period from a limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, would adversely affect our business. Sales to our ten largest customers accounted for 56% of total revenues in the three months ended December 31, 1999 and 63% of total revenues in fiscal 1999. Sales to Lam Research Corporation, our largest customer, accounted for approximately 14% of total revenues in the three months ended December 31, 1999 and 15% of our total revenues in 1999.

     Delays in Shipment of a few of our Large Orders Could Substantially Decrease our Revenues. Historically, a substantial portion of our quarterly and annual revenues came from sales of a small number of large orders. These orders consist of products with high selling prices compared to our other products. As a result, the timing of the recognition of revenue from one of these large orders can have a significant impact on our total revenues and operating results for a particular period. Our operating results could be harmed if orders for even a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

     We Have Significant Fixed Costs which are not Easily Reduced if Revenues Fall Below Expectations. Our expense levels are based in part on our future revenue expectations. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. If we do not meet our sales goals we may be unable to rapidly reduce these fixed costs. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base. Accordingly, if we suffer an unexpected downturn in revenue, our inability to reduce fixed costs rapidly could increase the adverse impact on our results of operations.

     Our Lengthy Sales Cycle Requires us to Incur Significant Expenses with No Assurance that we Will Generate Revenue. Our tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from our original equipment manufacturer customers, we must develop products for selection by a potential customer at the design stage. This often requires us to make significant expenditures without any assurance of success. The original equipment manufacturer's design decisions often precede the generation of volume sales, if any, by a year or more. We also must complete successfully a lengthy evaluation period before we can achieve volume sales of our manufacturing execution system software and process optimization software to our factory automation customers. We cannot guarantee that we will continue to achieve design wins or satisfy evaluations by our factory automation customers of our software. We cannot guarantee that the equipment manufactured by our original equipment manufacturing customers will be commercially successful. If we or our original equipment manufacturing customers fail to develop and introduce new products successfully and in a timely manner, our business and financial results will suffer.

     Our International Business Operations Expose us to a Number of Difficulties in Coordinating our Activities Abroad and in Dealing with Multiple Regulatory Environments. Approximately 52% of our total revenues in the three months ended December 31, 1999 and 41% of our total revenues in fiscal 1999 were derived from customers located outside North America. We anticipate that international sales will continue to account for a significant portion of our revenues. Our vendors are located in several different foreign countries. As a result of our international business operations, we are subject to various risks, including:

     - difficulties in staffing and managing operations in multiple locations in many countries;

     - challenges presented by collecting trade accounts receivable in foreign jurisdictions;

     - possible adverse tax consequences;

     - governmental currency controls;

     - changes in various regulatory requirements;

     - political and economic changes and disruptions; and

     - export/import controls and tariff regulations.

     To support our international customers, we maintain locations in several countries, including Japan, South Korea, Germany, United Kingdom, Malaysia, Taiwan, Singapore and Canada. We cannot guarantee that we will be able to manage these operations effectively. We cannot assure you that our investment in these international operations will enable us to compete successfully in international markets or to meet the service and support needs of our customers, some of whom are located in countries where we have no infrastructure.

     Although our international sales are primarily denominated in U.S. dollars, changes in currency exchange rates can make it more difficult for us to compete with foreign manufacturers on price. If our international sales increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

     We Must Continually Improve our Technology to Remain Competitive. Technology changes rapidly in the semiconductor, data storage and flat panel display manufacturing industries. We believe our success will depend upon our ability to enhance our existing products and to develop and market new products to meet customer needs. We cannot guarantee that we will identify and adjust to changing market conditions or succeed in introducing commercially rewarding products or product enhancements. The success of our product development and introduction depends on a number of factors, including:

     - accurately identifying and defining new products;

     - completing and introducing new product designs in a timely manner;

     - market acceptance of our products and our customers' products; and

     - determining a comprehensive, integrated product strategy.

     We Face Significant Competition Which Could Result in Decreased Demand for Our Products or Services. The markets for our products are intensely competitive and we may not be able to compete successfully. We believe that our primary competition in the tool automation market is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs themselves rather than by purchasing systems or modules from an independent supplier like us. Many of these original equipment manufacturers have substantially greater resources than we do. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. We may not be successful in selling our products to original equipment manufacturers that currently satisfy their wafer or substrate handling needs themselves, regardless of the performance or the price of our products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become our competitors.

     We believe that the primary competitive factors in the end-user semiconductor manufacturer market for factory automation software and process control software are product functionality, price/performance, ease of use, hardware and software platform compatibility, vendor reputation and financial stability. The relative importance of these competitive factors may change over time. We directly compete in this market with various competitors, including Applied Materials-Consilium, PRI-Promis, IBM-Poseidon and numerous small, independent software companies. We also compete with the in-house software staffs of semiconductor manufacturers like NEC. Most of those manufacturers have substantially greater resources than us.

     We believe that the primary competitive factors in the factory interface market are technical and technological capabilities, reliability, price/performance, ease of integration and global sales and support capability. In this market, we compete directly with Asyst, Fortrend, Kensington and Rorze. Some of these competitors have substantial financial resources and extensive engineering, manufacturing and marketing capabilities.

     We believe our sale of products for the flat panel display process equipment market is heavily dependent upon our penetration of the Japanese market. In addressing the Japanese markets, we may be at a competitive disadvantage to Japanese suppliers that, historically, have been the supplier of choice to these markets.

     Much of our Success and Value Lies in our Ownership and Use of Intellectual Property and our Failure to Protect That Property Could Adversely Affect our Future Growth. Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect our intellectual property. The steps we have taken to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not fully protect our products or intellectual property rights. This may make the possibility of piracy of our technology and products more likely. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We may engage in litigation to:

     - enforce our patents;

     - protect our trade secrets or know-how;

     - defend ourselves against claims we infringe the rights of others; or

     - determine the scope and validity of the patents or intellectual property rights of others.

     Any litigation could result in substantial cost to us and divert the attention of our management, which could harm our operating results.

     Our Operations Could Infringe on the Intellectual Property Rights of Others. Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses or alter our products so that they no longer infringe the rights of others. We cannot guarantee that the terms of any licenses we may be required to seek will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of our products.

     Our Business May be Harmed by Infringement Claims of General Signal or Applied Materials. We received notice from General Signal Corporation alleging infringements of its patent rights by certain of our products. The notification advised us that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by us, these five patents would appear to be the patents referred to by General Signal in its prior notice to us. Applied Materials has not contacted us regarding these patents.

     We do not have Long-Term Contracts with our Customers and our Customers may Cease Purchasing our Products at Any Time. We generally do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

     - our customers can cease purchasing our products at any time without penalty;

     - our customers are free to purchase products from our competitors;

     - we are exposed to competitive price pressure on each order; and

     - our customers are not required to make minimum purchases.

     Year 2000 Readiness; Year 2000 Problems Could Disrupt our Business. The year 2000 problem is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four digits to define the applicable year. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities. Problems associated with the year 2000 may not become apparent until some time after January 2000.

     We have evaluated our internal software and products for year 2000 problems. We believe that our products and business will not be substantially affected by the year 2000 problem and that we have no significant exposure to liabilities related to the year 2000 problem for the products that we have sold. We have also communicated with others, including suppliers and customers whose computer systems' functionality could directly impact our operations.

     Although we believe our planning efforts are adequate to address our year 2000 concerns, undetected year 2000 problems may cause us to experience negative consequences or significant costs. We cannot be sure that our suppliers, customers or businesses that we may acquire will not experience similar consequences or costs. Such consequences or costs could adversely affect our business.

                          RISKS RELATING TO OUR GROWTH

     Rapid Growth is Straining our Operations and Requiring us to Incur Costs to Upgrade our Infrastructure. During the last two quarters, we have experienced extremely rapid growth in our operations, the number of our employees, our product offerings and the geographic area of our operations. Our growth places a significant strain on our management, operations and financial systems. Our future operating results will be dependent in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our financial condition, results of operations and business could be materially adversely affected.

     Our Operating Results Would Be Harmed if One of our Key Suppliers Fails to Deliver Components for Our Products. We currently procure many of our components on an as needed, purchase order basis. We do not carry significant inventories or have any long-term supply contracts with our vendors. With the recent increased demand for semiconductor manufacturing equipment, our suppliers are facing significant challenges in providing components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions in product shipments. This would materially and adversely affect our operating results.

     Our Business Could be Harmed if We Fail to Adequately Integrate the Operations of Our Acquisitions. Our management must devote substantial time and resources to the integration of the operations of our acquired businesses with our business and with each other. If we fail to accomplish this integration efficiently, we may not realize the anticipated benefits of our acquisitions. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of our acquired businesses, presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger entity. We have completed a number of acquisitions in a short period of time. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of additional difficulties of integration, including:

     - difficulties in the assimilation of products and designs into integrated solutions;

     - difficulties in informing customers, suppliers and distributors of the effects of the acquisitions and integrating them into our overall operations;

     - difficulties integrating personnel with disparate business backgrounds and cultures;

     - difficulties in defining and executing a comprehensive product strategy;

     - difficulties in managing geographically remote units;

     - difficulties associated with managing the risks of entering markets or types of businesses in which we have limited or no direct experience; and

     - difficulties in minimizing the loss of key employees of the acquired businesses.

     If we delay integrating or fail to integrate an acquired business or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management's attention and financial and other resources. Our failure to adequately address these difficulties could harm our business and financial results.

     Our Business May be Harmed by Acquisitions We Complete in the Future. We plan to continue to pursue additional acquisitions of related businesses. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention and risks associated with unanticipated problems or latent liabilities. If we are successful in pursuing future acquisitions, we will be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

     We May not be Able to Recruit and Retain Necessary Personnel Because of Intense Competition for Highly Skilled Personnel. We need to hire and retain substantial numbers of employees with technical backgrounds for both our hardware and software engineering and support staffs. The market for these employees is intensively competitive, and we have occasionally experienced delays in hiring these personnel. Due to the cyclical nature of the demand for our products, we have had to reduce our workforce and then rebuild our workforce as our business has gone through downturns followed by upturns. We currently need to hire a number of highly skilled employees, especially in manufacturing, to meet customer demand. Due to the competitive nature of the labor markets in which we operate, this type of employment cycle increases our risk of not being able to retain and recruit key personnel. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect our ability to develop, manufacture, install and support our products.

                       RISKS RELATING TO OUR COMMON STOCK

     Our Operating Results Fluctuate Significantly, Which Could Negatively Impact our Business and our Stock Price. Our margins, revenues and other operating results can fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

     - the level of demand for semiconductors in general;

     - cycles in the market for semiconductor manufacturing equipment and automation software;

     - the timing and size of orders from our customer base;

     - our ability to manufacture, test and deliver products in a timely and cost-effective manner;

     - our success in winning competitions for orders;

     - the timing of our new product announcements and releases and those of our competitors;

     - the mix of products sold by us;

     - competitive pricing pressures; and

     - the level of automation required in fab extensions, upgrades and new facilities.

We entered into the factory automation software business in fiscal 1999. We believe a substantial portion of our revenues from this business will be dependent on achieving project milestones. As a result, our revenue from this business will be subject to fluctuations depending upon a number of factors, including whether we can achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

     The Volatility of our Stock Price Could Adversely Affect an Investment in our Stock. The market price of our common stock has fluctuated widely. For example, between August 25, 1999 and August 31, 1999, the price of our common stock dropped from approximately $25.13 to $21.75 per share. Between January 4, 2000 and January 27, 2000, the price of our common stock rose from approximately $30.63 to $54.44 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

     - variations in operating results from quarter to quarter;

     - changes in earnings estimates by analysts or our failure to meet analysts' expectations;

     - changes in the market price per share of our public company customers;

     - market conditions in the industry;

     - general economic conditions;

     - low trading volume of our common stock; and

     - the number of firms making a market in our common stock.

     In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like us. These market fluctuations could adversely affect the market price of our common stock.

     Provisions of our Certificate of Incorporation, Bylaws and Contracts May Discourage Takeover Offers and may Limit the Price Investors Would be Willing to Pay for our Common Stock. Our certificate of incorporation and bylaws contain provisions that may make an acquisition of us more difficult and discourage changes in our management. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, we have adopted a rights plan. In many potential takeover situations, rights issued under the plan become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock. Because of its possible dilutive effect to a potential acquiror, the rights plan would generally discourage third parties from proposing a merger with or initiating a tender offer for us that is not approved by our board of directors. Accordingly, the rights plan could have an adverse impact on our stockholders who might want to vote in favor of the merger or participate in the tender offer. In addition, shares of our preferred stock may be issued upon terms the board of directors deems appropriate without stockholder approval. Our ability to issue preferred stock in such a manner could enable our board of directors to prevent changes in our management or control.

                             BROOKS AUTOMATION, INC.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at December 31, 1999, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

CURRENCY RATE EXPOSURE

Brooks' foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of Brooks' international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Brooks' international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". To the extent Brooks expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Brooks will be exposed to increased risk of currency fluctuation.

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

BROOKS AUTOMATION, INC.

PART II.   OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

             Exhibit No.     Description
             -----------     -----------

                10.1 Revolving Credit Agreement dated as of January 7, 2000 among Brooks Automation, Inc., ABN AMRO BANK N.V. and the other lending institutions set forth on Schedule 1 attached hereto and ABN AMBRO BANK N.V., as Agent

                10.2         Revolving Credit Note to ABN AMRO BANK N.V.

                10.3 Lease Agreement Between W9/TIB Real Estate Limited Partnership, as landlord, and Brooks Automation, Inc., as tenant, for 15 Elizabeth Drive, Chelmsford, MA

                10.4 Lease Agreement Between W9/TIB Real Estate Limited Partnership, as landlord, and Brooks Automation, Inc., as tenant, for 16 Elizabeth Drive, Chelmsford, MA

                27.1 Financial Data Schedule for the quarterly period ended December 31, 1999

                27.2 Financial Data Schedule for the quarterly period ended December 31, 1998, restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999.

         (b) The following reports on Form 8-K were filed during the quarterly period ended December 31, 1999:

             (1) Current report on Form 8-K filed on October 15, 1999, relating to the acquisition of certain assets of the Infab Division of Jenoptik AG by the Company.

             (2) Amended current report on Form 8-K/A filed on December 14,
                 1999, relating to the acquisition of certain assets of the Infab Division of Jenoptik AG by the Company.

                 The following financial statements of the Infab Division and pro forma combined condensed financial statements of the Company and the Infab Division were filed with the Form 8-K/A:

                  Independent Accountants' Report
                  Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Operations for the years ended
                    December 31, 1996, 1997 and 1998
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1997 and 1998
                  Notes to the Consolidated Financial Statements
                  Fixed Asset Movement Schedules for the years ended
                    December 31, 1997 and 1998
                  Reconciliation of Net Income to U.S. GAAP
                  Unaudited Consolidated Balance Sheets as of December 31,
                    1998 and June 30, 1999
                  Unaudited Consolidated Statements of Operations for the six
                    months ended June 30, 1998 and 1999
                  Unaudited Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1998 and 1999
                  Notes to the Unaudited Consolidated Financial Statements

                    Unaudited Pro Forma Combined Condensed Balance Sheet as of
                      June 30, 1999
                    Unaudited Pro Forma Combined Condensed Statement of
                      Operations for the nine months ended June 30, 1999
                    Unaudited Pro Forma Combined Condensed Statement of
                      Operations for the year ended September 30, 1998
                    Notes to the Unaudited Pro Forma Combined Condensed
                      Financial Statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BROOKS AUTOMATION, INC.





DATE: February 11, 2000             /s/ Robert J. Therrien
                                    --------------------------------------------
                                    Robert J. Therrien
                                    Director and President
                                    (Principal Executive Officer)





DATE: February 11, 2000             /s/ Ellen B. Richstone
                                    --------------------------------------------
                                    Ellen B. Richstone
                                    Senior Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

    10.1 Revolving Credit Agreement dated as of January 7, 2000 among Brooks Automation, Inc., ABN AMRO BANK N.V. and the other lending institutions set forth on Schedule 1 attached hereto and ABN AMBRO BANK N.V., as Agent

    10.2        Revolving Credit Note to ABN AMRO BANK N.V.

    10.3 Lease Agreement Between W9/TIB Real Estate Limited Partnership, as landlord, and Brooks Automation, Inc., as tenant, for 15 Elizabeth Drive, Chelmsford, MA

    10.4 Lease Agreement Between W9/TIB Real Estate Limited Partnership, as landlord, and Brooks Automation, Inc., as tenant, for 16 Elizabeth Drive, Chelmsford, MA

    27.1        Financial Data Schedule for the quarterly period ended December
                31, 1999

    27.2 Financial Data Schedule for the quarterly period ended December 31, 1998, restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999.