Form 10-Q
period 2000-03-31
BROOKS AUTOMATION INC
filed 2000-05-15
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (March 31, 2000):

    Common stock, $0.01 par value                       16,640,442 shares

                             BROOKS AUTOMATION, INC.

                                      INDEX

                                                                                               PAGE NUMBER
                                                                                               -----------
PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Consolidated Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
                    September 30, 1999                                                              3

                 Consolidated Statements of Operations for the three and six months
                    ended March 31, 2000 and 1999 (unaudited)                                       4

                 Consolidated Statements of Cash Flows for the six months ended
                    March 31, 2000 and 1999 (unaudited)                                             5

                 Notes to Consolidated Financial Statements (unaudited)                             6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                          13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                           27


PART II.      OTHER INFORMATION
--------      -----------------
Item 2.       Changes in Securities and Use of Proceeds                                            28

Item 4.       Submission of Matters to a Vote of the Security Holders                              28

Item 6.       Exhibits and Reports on Form 8-K                                                     29

Signatures                                                                                         31

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)                                                 (UNAUDITED)
                                                                                       MARCH 31,                 SEPTEMBER 30,
                                                                                         2000                        1999
                                                                                       ---------                 -------------
ASSETS
Current assets
  Cash and cash equivalents                                                                 $ 256,790                  $  66,366
  Accounts receivable, net, including related party receivables of $5,557
    and $3,384, respectively                                                                   67,287                     32,904
  Inventories                                                                                  36,456                     28,917
  Prepaid expenses and other current assets                                                     8,447                      2,999
  Deferred income taxes                                                                         5,539                      6,542
                                                                                            ---------                  ---------
    Total current assets                                                                      374,519                    137,728

Fixed assets, net of accumulated depreciation of $36,233 and $24,119,
  respectively                                                                                 22,786                     17,434
Intangible assets, net of accumulated amortization of $7,110 and $1,361,
  respectively                                                                                 56,881                     13,719
Deferred income taxes                                                                           6,250                      4,192
Other assets                                                                                    4,531                      4,072
                                                                                            ---------                  ---------

        Total assets                                                                        $ 464,967                  $ 177,145
                                                                                            =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                             $  16,000                  $       -
  Current portion of long-term debt and capital lease obligations                                 516                        537
  Accounts payable                                                                             14,372                      6,993
  Deferred revenue                                                                             10,808                      6,127
  Accrued compensation and benefits                                                             9,228                      4,909
  Accrued acquisition-related and restructuring costs                                           3,463                      3,868
  Accrued income taxes payable                                                                  6,481                      2,093
  Accrued expenses and other current liabilities                                               15,947                      7,405
                                                                                            ---------                  ---------
    Total current liabilities                                                                  76,815                     31,932

Long-term debt and capital lease obligations                                                      562                        801
Deferred income taxes                                                                             395                        174
Other long-term liabilities                                                                       739                        632
                                                                                            ---------                  ---------
        Total liabilities                                                                      78,511                     33,539
                                                                                            ---------                  ---------

Commitments and contingencies

Minority interests                                                                              1,352                      1,460
                                                                                            ---------                  ---------

Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
    issued and outstanding                                                                          -                          -
  Common stock, $0.01 par value,  21,500,000 shares authorized, 16,640,442
    and 12,760,084 shares issued and outstanding, respectively                                    166                        128
  Additional paid-in capital                                                                  408,085                    168,827
  Deferred compensation                                                                           (50)                       (65)
  Accumulated other comprehensive loss                                                         (1,763)                    (1,093)
  Accumulated deficit                                                                         (21,334)                   (25,651)
                                                                                            ---------                  ---------
        Total stockholders' equity                                                            385,104                    142,146
                                                                                            ---------                  ---------

        Total liabilities and stockholders' equity                                          $ 464,967                  $ 177,145
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

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



(In thousands, except share data)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              MARCH 31,                         MARCH 31,
                                                                        2000           1999 (1)            2000          1999 (1)
                                                                     ----------     -----------        -----------     -----------

Revenues
  Product, including related party revenues of $8,554 and
    $3,401 for the three month periods and $15,527 and
    $4,139 for the six month periods, respectively                    $ 59,204        $ 18,710          $ 102,273        $ 34,108
  Services                                                              13,806           4,796             21,017           9,450
                                                                      --------        --------          ---------        --------
    Total revenues                                                      73,010          23,506            123,290          43,558
                                                                      --------        --------          ---------        --------

Cost of revenues
  Product                                                               30,202           9,853             52,377          18,840
  Services                                                               8,786           3,453             12,439           5,953
                                                                      --------        --------          ---------        --------
    Total cost of revenues                                              38,988          13,306             64,816          24,793
                                                                      --------        --------          ---------        --------

Gross profit                                                            34,022          10,200             58,474          18,765
                                                                      --------        --------          ---------        --------

Operating expenses
  Research and development                                               9,770           5,179             16,910          10,109
  Selling, general and administrative                                   15,208           6,386             27,709          12,427
  Amortization of acquired intangible assets                             4,804               -              5,599               -
                                                                      --------        --------          ---------        --------
    Total operating expenses                                            29,782          11,565             50,218          22,536
                                                                      --------        --------          ---------        --------

Income (loss) from operations                                            4,240          (1,365)             8,256          (3,771)
Interest income                                                          1,039             767              1,682           1,538
Interest expense                                                           196              92                234             167
Other income (expense)                                                      31               4                (10)            (14)
                                                                      --------        --------          ---------        --------

Income (loss) before income taxes and minority interests                 5,114            (686)             9,694          (2,414)
Income tax provision (benefit)                                           3,677             (78)             5,485            (275)
                                                                      --------        --------          ---------        --------

Income (loss) before minority interests                                  1,437            (608)             4,209          (2,139)
Minority interests in loss of consolidated subsidiary                      (15)              -               (108)              -
                                                                      --------        --------          ---------        --------

Net income (loss)                                                        1,452            (608)             4,317          (2,139)
Accretion and dividends on preferred stock                                   -            (162)                 -            (387)
                                                                      --------        --------          ---------        --------

Net income (loss) attributable to common stockholders                 $  1,452        $   (770)         $   4,317        $ (2,526)
                                                                      ========        ========          =========        ========

Earnings (loss) per share attributable to common
stockholders
  Basic                                                               $   0.10        $  (0.07)         $    0.32        $  (0.23)
  Diluted                                                             $   0.09        $  (0.07)         $    0.30        $  (0.23)

Shares used in computing earnings (loss) per share
  Basic                                                                 14,002          11,113             13,386          11,096
  Diluted                                                               15,362          11,113             14,387          11,096


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

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                                             SIX MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        2000                  1999 (1)
                                                                                        ----                  --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                         $  4,317                $(2,139)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
    Depreciation and amortization                                                           10,092                  3,524
    Compensation expense related to common stock options                                        15                     59
    Deferred income taxes                                                                      651                   (857)
    Minority interests                                                                        (108)                     -
    (Gain)loss on fixed asset disposal                                                          28                      -
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  (24,219)                (2,455)
      Inventories                                                                           (7,972)                 3,225
      Prepaid expenses and other current assets                                             (4,176)                   604
      Accounts payable                                                                       6,767                     21
      Deferred revenue                                                                       2,083                    387
      Accrued acquisition-related and restructuring costs                                     (405)                (1,241)
      Accrued expenses and other current liabilities                                         9,108                    456
                                                                                          --------                -------
          Net cash provided by (used in) operating activities                               (3,819)                 1,584
                                                                                          --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                                   (5,215)                (2,137)
Purchase of businesses, net of cash acquired                                               (24,004)                     -
Proceeds from sale of depreciable assets                                                       313                      -
Increase in other assets                                                                      (791)                  (194)
                                                                                          --------                -------
          Net cash used in investing activities                                            (29,697)                (2,331)
                                                                                          --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                                                 -                    (95)
Proceeds from issuance of convertible notes                                                      -                  1,500
Payments of long-term debt                                                                    (260)                  (337)
Issuance of long-term debt                                                                       -                      -
Proceeds from issuance of common stock, net of issuance
  costs                                                                                    223,912                    401
                                                                                          --------                -------
          Net cash provided by financing activities                                        223,652                  1,469
                                                                                          --------                -------

Elimination of net cash activities of Smart Machines for
  the three months ended December 31, 1998                                                       -                    (63)
                                                                                          --------                -------

Effects of exchange rate changes on cash and cash
  equivalents                                                                                  288                    116
                                                                                          --------                -------

Net increase (decrease) in cash and cash equivalents                                       190,424                    775
Cash and cash equivalents, beginning of period                                              66,366                 69,479
                                                                                          --------                -------

Cash and cash equivalents, end of period                                                  $256,790                $70,254
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

     On January 6, 2000, the Company acquired Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and six months ended March 31, 2000 include the results of these acquired entities for the period subsequent to their acquisition.

     The Company made several acquisitions during fiscal year 1999 which were accounted for using the purchase method of accounting: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 2, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and six months ended March 31, 2000 include the results of these acquired entities.

     In June 1999, the Company formed a joint venture in Korea with Samsung Electronics ("Samsung"). This joint venture is 70% owned by the Company and 30% owned by Samsung. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

     The consolidated financial statements for the three and six months ended March 31, 1999 have been restated to reflect the acquisition of Smart Machines Inc. ("Smart Machines") in a pooling of interests transaction effective August 31, 1999.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal 2001. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.

2.   BUSINESS ACQUISITIONS

     On January 6, 2000, the Company completed the acquisition of the businesses of ASC and ASI from Daifuku America. ASC is a leading material handling software and systems integration company focusing on manufacturing and distribution of logistic systems for the semiconductor industry. ASI is a world leader in robotic and material handling simulation, scheduling and real time dispatching software for the semiconductor industry. At closing, the Company paid $27.0 million in cash, 535,404 shares of Brooks common stock with a value of $14.7 million, and issued a $16.0 million promissory note payable in one year, bearing interest at a rate of 4.0% per annum. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16").

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)



     A summary of the acquisition follows (in thousands):

     Consideration:
        Cash                                                           $27,000
        Common stock                                                    14,727
        Promissory note                                                 16,000
        Transaction costs                                                3,500
                                                                       -------
           Total consideration                                          61,227
     Net tangible assets acquired                                       12,603
                                                                       -------
     Excess of purchase price over net tangible assets acquired        $48,624
                                                                       =======

     The excess of the purchase price over the fair value of the net tangible assets acquired has been recorded based on a preliminary purchase price allocation. Finalization of the allocation of the purchase price to tangible and identifiable intangible assets acquired will be made after the completion of analyses of their fair values. The Company anticipates that the weighted average useful life of the acquired intangible assets will be three years. The assets are being amortized using the straight-line method.

     The following pro forma results of operations have been prepared as though the acquisition had occurred as of the beginning of the fiscal year prior to the acquisition. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of those dates or of results of operations that may occur in the future (in thousands except per share data):

                                                                       Three months ended           Six months ended
                                                                           March 31,                    March 31,
                                                                      2000           1999           2000          1999
                                                                   --------------------------------------------------------

     Revenues                                                        $73,010        $32,049         $129,182     $ 62,940
     Net income (loss)                                               $ 1,214        $(5,000)        $ (1,946)    $(10,450)
     Net income (loss) attributable to common stockholders           $ 1,214        $(5,162)        $ (1,946)    $(10,837)
     Net income (loss) per share applicable to common
       stockholders                                                  $  0.08        $ (0.44)        $  (0.14)    $  (0.93)



3.   REVOLVING CREDIT FACILITY

     On January 7, 2000, the Company entered into an agreement for an unsecured revolving credit facility with ABN AMRO Bank N.V. and other lending institutions. The two-year facility provides for borrowings and letters of credit of up to $30.0 million. The interest rates for borrowings and letters of credit under the facility are expressed in relation to LIBOR and a margin of 1.75% to 2.25%, or from 0.25% to 0.75% above a base rate. At March 31, 2000, $1.0 million of the facility was in use, all of it for letters of credit. This facility was subsequently replaced by a $10.0 million uncommitted demand promissory note credit facility with ABN AMRO Bank N.V. ("ABN AMRO"). ABN AMRO is not obligated to extend loans or issue letters of credit under this facility.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)



4.   COMMON STOCK OFFERING

     On March 7, 2000, the Company completed a public offering of 3,250,000 shares of its common stock, of which 2,750,000 shares were offered by the Company and 500,000 were offered by selling stockholders. The Company realized proceeds, net of issuance costs, of approximately $220 million on the sale of the initial 2,750,000 shares and the additional 320,500 shares purchased by the underwriters from the Company on March 23, 2000 to cover over-allotments of shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

5.   EARNINGS PER SHARE

     The following table is a summary of net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per share (in thousands):

                                                                        Three months ended           Six months ended
                                                                            March 31,                    March 31,
                                                                       2000           1999           2000          1999
                                                                   --------------------------------------------------------

     Net income (loss)                                               $ 1,452        $ (608)       $ 4,317        $ (2,139)
     Accretion and dividends on preferred stock                           --          (162)            --            (387)
                                                                     -------        ------        -------        --------
     Net income (loss) applicable to common stockholders for
       basic and diluted earnings per share                          $ 1,452        $ (770)       $ 4,317        $ (2,526)
                                                                     =======        ======        =======        ========


     The following table is a summary of shares used in calculating basic and diluted earnings per share (in thousands):

                                                                       Three months ended           Six months ended
                                                                            March 31,                    March 31,
                                                                       2000           1999           2000          1999
                                                                   --------------------------------------------------------

     Weighted average number of shares used in computing basic
       earnings per share                                             14,002         11,113        13,386          11,096
     Dilutive securities:
        Common stock options and warrants                              1,360             --         1,001              --
                                                                      ------         ------        ------          ------
     Shares used in computing diluted earnings per share              15,362         11,113        14,387          11,096
                                                                      ======         ======        ======          ======

     Options and warrants to purchase approximately 780,000 and 637,000 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended March 31, 1999, respectively, as their effect would be antidilutive.

6.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment. Comprehensive income was $899,000 and $3,647,000 for the three and six month periods ended March 31, 2000, respectively. Comprehensive loss was $578,000 and $2,034,000 for the three and six month periods ended March 31, 1999, respectively.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)



7.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has two reportable segments: tool automation and factory automation. The tool automation segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems. Tool automation product revenue is comprised of factory hardware and tool control software products. Tool automation service revenue is comprised of spare parts sales and tool control application consulting services. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market. Factory automation product revenues include factory software and factory interface hardware products. Factory automation service revenue primarily consists of revenues related to consulting and software customization.

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

     Financial information for the Company's business segments is as follows (in thousands):

                                                        Tool          Factory
                                                      Automation     Automation       Total
                                                      ----------     ----------       -----
     THREE MONTHS ENDED MARCH 31, 2000
       Revenue:
         Product                                       $ 37,111       $ 22,093       $ 59,204
         Services                                         3,097         10,709         13,806
                                                       --------       --------       --------
       Total                                           $ 40,208       $ 32,802       $ 73,010
                                                       ========       ========       ========

       Gross margin                                    $ 17,393       $ 16,629       $ 34,022
       Operating income (loss)                         $  6,694       $  2,350       $  9,044

     THREE MONTHS ENDED MARCH 31, 1999
       Revenue:
         Product                                       $ 16,791       $  1,919       $ 18,710
         Services                                         2,265          2,531          4,796
                                                       --------       --------       --------
       Total                                           $ 19,056       $  4,450       $ 23,506
                                                       ========       ========       ========

       Gross margin                                    $  6,911       $  3,289       $ 10,200
       Operating income (loss)                         $   (976)      $   (389)      $ (1,365)

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


                                                        Tool          Factory
                                                      Automation     Automation       Total
                                                      ----------     ----------       -----
     SIX MONTHS ENDED MARCH 31, 2000
       Revenue:
         Product                                       $ 65,308       $ 36,965      $ 102,273
         Services                                         5,887         15,130         21,017
                                                       --------       --------      ---------
       Total                                           $ 71,195       $ 52,095      $ 123,290
                                                       ========       ========      =========

       Gross margin                                    $ 29,636       $ 28,838      $  58,474
       Operating income (loss)                         $ 10,155       $  3,700      $  13,855

     SIX MONTHS ENDED MARCH 31, 1999
       Revenue:
         Product                                       $ 29,468       $  4,640      $  34,108
         Services                                         4,890          4,560          9,450
                                                       --------      ---------      ---------
       Total                                           $ 34,358       $  9,200      $  43,558
                                                       ========      =========      =========

       Gross margin                                    $ 11,803       $  6,962      $  18,765
       Operating income (loss)                         $ (3,293)      $   (478)     $  (3,771)

     A reconciliation of the Company's reportable segment operating income
     (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2000 and 1999 is as follows (in thousands):

                                                       Three months ended             Six months ended
                                                            March 31,                     March 31,
                                                       2000          1999            2000          1999
                                                  --------------------------------------------------------

     Segment operating income (loss)                   $9,044      $ (1,365)       $ 13,855    $ (3,771)
     Amortization of acquired intangibles               4,804            --           5,599          --
                                                       ------      --------        --------    --------
       Total operating income (loss)                   $4,240      $ (1,365)       $  8,256    $ (3,771)
                                                       ======      ========        ========    ========

     Net revenues by geographic area are as follows (in thousands):

                                                       Three months ended             Six months ended
                                                            March 31,                     March 31,
                                                       2000          1999            2000          1999
                                                  --------------------------------------------------------

     North America                                   $ 35,835       $ 15,501      $  59,941    $ 23,546
     Asia                                              22,997          6,325         37,283      13,975
     Europe                                            14,178          1,680         26,066       6,037
                                                     --------       --------      ---------    --------
                                                     $ 73,010       $ 23,506      $ 123,290    $ 43,558
                                                     ========       ========      =========    ========


8.   SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     One of the Company's directors is also a director of one of the Company's customers. Net revenue recognized from this customer was $8,554,000 and $3,401,000, or 11.7% and 14.5% of revenues, in the three months ended March 31, 2000 and 1999, respectively. Net revenue recognized from this customer in the six months ended March 31, 2000 and 1999, was $15,527,000 and $4,139,000, or 12.6% and 9.5% of revenues, respectively. Amounts due from this customer included in accounts receivable at March 31, 2000 and September 30, 1999 were $5,557,000 and $3,384,000, respectively. Related party amounts included in accounts receivable are on standard terms and manner of settlement.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



     In the three months ended March 31, 2000, the Company had no other customers that accounted for more than 10% of revenues. In the comparable prior year period, one other customer accounted for more than 10% of revenues; sales to this customer were 10.6% of revenues. In the six months ended March 31, 2000, the Company had no other customers that accounted for more than 10% of revenues. The Company had one other customer who accounted for more than 10% of revenues in the six months ended March 31, 1999; sales to this customer were 13.1% of revenues in the period.

9.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (in thousands):

                                                March 31,       September 30,
                                                   2000             1999
                                                ---------       -------------

     Accounts receivable                        $ 69,527          $ 34,591
     Less allowances                               2,240             1,687
                                                --------          --------
                                                $ 67,287          $ 32,904
                                                ========          ========


10.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                March 31,       September 30,
                                                   2000             1999
                                                ---------       -------------

     Raw materials and purchased parts          $ 19,580          $ 14,655
     Work-in-process                              11,142            10,154
     Finished goods                                5,734             4,108
                                                --------          --------
                                                $ 36,456          $ 28,917
                                                ========          ========


11.  INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                March 31,       September 30,
                                                   2000             1999
                                                ---------       -------------

     Patents                                    $  6,826          $  7,127
     Goodwill                                     57,165             7,953
                                                --------          --------
                                                  63,991            15,080
     Less accumulated amortization                 7,110             1,361
                                                --------          --------
                                                $ 56,881          $ 13,719
                                                ========          ========

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



12.  ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

     The activity related to the Company's acquisition-related and restructuring liabilities during the six months ended March 31, 2000 is below (in thousands):

                              Balance                    Balance
                           September 30,                 March 31,
                               1999       Utilization      2000
                           ---------------------------------------

     Facilities               $ 1,145        $ (90)      $ 1,055
     Depreciable assets            --           --            --
     Workforce-related          2,512         (265)        2,247
     Other                        211          (50)          161
                              -------        -----       -------
                              $ 3,868        $(405)      $ 3,463
                              =======        =====       =======


13.  CONTINGENCIES

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

14.  SUBSEQUENT EVENTS

     On May 5, 2000, the Company acquired Irvine Optical Company, L.L.C. ("Irvine Optical") in exchange for 307,493 shares of Common Stock. Subsequently, the Company repaid a long-term debt obligation of Irvine Optical in the amount of $7,089,000. The acquisition will be accounted for as a pooling of interests. Irvine Optical, a California limited liability company located in Burbank, California, is engaged principally in the design, engineering and manufacturing of wafer handling and inspection equipment for sale primarily to the semiconductor industry. Irvine Optical had revenues of approximately $11 million in the year ended December 31, 1999.

     On May 2, 2000 the Company terminated its $30.0 million unsecured revolving credit facility for a $10.0 million uncommitted demand promissory note credit facility with ABN AMRO. The new facility is payable on demand or on December 31, 2001, whichever occurs first. ABN AMRO is not obligated to extend loans or issue letters of credit under this facility. The interest rates for borrowings and letters of credit under the facility are expressed in relation to LIBOR and a margin of 1.75%, or at 0.75% above ABN AMRO's base rate. Approximately $1.1 million in face amount of letters of credit outstanding under the revolving credit facility were transferred to the replacement facility.

                             BROOKS AUTOMATION, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report constitute "forward-looking statements" which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Brooks Automation, Inc. ("Brooks" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a further discussion of the various risks affecting the business, refer to "Factors That May Affect Future Results" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.

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

A significant portion of the Company's revenues have been generated by sales to customers in the United States, although the Company believes that a significant portion of these customers incorporate the Company's products into equipment sold to their foreign customers. The Company's foreign sales have occurred principally in Asia and Europe. Sales in Asia have occurred primarily in Japan and South Korea, and, to a lesser extent, in Taiwan and Singapore.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



BASIS OF PRESENTATION

On January 6, 2000, the Company completed the acquisition of the businesses of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and six months ended March 31, 2000 include the results of ASC and ASI for the period subsequent to their acquisition.

The Company made several acquisitions during fiscal year 1999 which were accounted for using the purchase method of accounting: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 2, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and six months ended March 31, 2000 include the results of these acquired entities.

In June 1999, the Company formed a joint venture in Korea with Samsung Electronics ("Samsung"). This joint venture is 70% owned by the Company and 30% owned by Samsung. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the financial statements.

The financial statements for the three months and six months ended March 31, 1999 have been restated to reflect the acquisition of Smart Machines Inc. ("Smart Machines") in a pooling of interests transaction effective August 31, 1999.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 1999

The Company reported net income of $1.5 million for the three months ended March 31, 2000, compared to a net loss of $0.6 million in the same prior year period. Net income before amortization of acquired intangible assets, net of taxes, was $6.0 million for the three months ended March 31, 2000. There was no amortization of acquired intangible assets in the three months ended March 31, 1999. The Company reported net income of $4.3 million for the six months ended March 31, 2000. This compares to a net loss of $2.1 million in the same period of the prior year. Net income before amortization of acquired intangible assets, net of taxes, was $9.3 million for the six months ended March 31, 2000. There was no amortization of acquired intangible assets in the six months ended March 31, 1999.

REVENUES

The Company reported revenues of $73.0 million in the three months ended March 31, 2000, compared to $23.5 million in the same prior year period. For the six months ended March 31, 2000, the Company reported revenues of $123.3 million. This compares to revenues of $43.6 million in the six months ended March 31, 1999. Product revenues increased $40.5 million, or 216.4%, to $59.2 million, in the three months ended March 31, 2000, compared to the three months ended March 31, 1999. Product revenues for the six months ended March 31, 2000, were $102.3 million, nearly three times greater than product revenues of $34.1 million in the same prior year period. This growth is primarily attributable to acquisitions, the overall strength in the original equipment manufacturer ("OEM") markets and software business growth. Service revenues for the three months ended March 31, 2000 were $13.8 million, an increase of $9.0 million, or 187.9%, from the three months ended March 31, 1999. Service revenues for the six months ended March 31, 2000 increased $11.6 million, or 122.4%, for the six months ended March 31, 2000, from $9.4 million in the six months ended March 31, 1999. These increases are primarily the result of the Company's acquisitions and the impact of those acquisitions on consulting services associated with factory automation.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



Foreign revenues were $37.2 million, or 50.9% of revenues, and $8.0 million, or 34.1% of revenues, in the three month periods ended March 31, 2000 and 1999, respectively. For the six month periods ended March 31, 2000 and 1999, foreign revenues were $63.3 million, or 51.4% of revenues, and $20.0 million, or 45.9% of revenues, respectively. The Company expects that foreign revenues will continue to account for a significant portion of total revenues.

GROSS PROFIT

Gross profit increased to 46.6% for the three months ended March 31, 2000, compared to 43.4% for the same prior year period. Gross profit for the six months ended March 31, 2000 was 47.4%, an increase from 43.1% for the comparable prior year period.

Gross profit on product revenues increased to 49.0% for the three months ended March 31, 2000, from 47.3% in the comparable prior year period. Gross profit on product revenues increased to 48.8% for the six months ended March 31, 2000, from 44.8% in the same prior year period. The increase in both the three and six month periods is primarily attributable to improvements in manufacturing capacity utilization and the acquisition of higher margin software product businesses, partially offset by the Infab operations' lower margins. In future periods, gross profit may be adversely affected by changes in product mix or price competition.

Gross profit on service revenues was 36.4% for the three months ended March 31, 2000, an increase from 28.0% for the three months ended March 31, 1999. Gross profit on service revenues increased to 40.8% for the six months ended March 31, 2000, from 37.0% in the same prior year period. The increase in both the three and six month periods is primarily attributable to improved market conditions and change in service mix. Included in the cost of services revenues are global support customer costs, consisting primarily of personnel costs and travel expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2000 were $9.8 million, an increase of $4.6 million, compared to $5.2 million in the three months ended March 31, 1999. Research and development expenses for the six months ended March 31, 2000 were $16.9 million, an increase of $6.8 million, or 67.3%, compared to the same prior year period. However, research and development expenses decreased as a percentage of revenues in both the three and six month periods ended March 31, 2000, to 13.4% and 13.7%, respectively. This compares to 22.0% and 23.2% of revenues in the three and six months ended March 31, 1999, respectively. The increase in absolute spending is the result of the research and development efforts related to the Company's recent acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to next generation vacuum wafer handling products. These increases were partially offset by the elimination of redundant research and development programs. The Company expects to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $15.2 million for the three months ended March 31, 2000, an increase of $8.8 million, compared to $6.4 million in the same prior year period. Selling, general and administrative expenses increased by $15.3 million, to $27.7 million for the six months ended March 31, 2000, compared to $12.4 million in the six months ended March 31, 1999. However, selling, general and administrative expenses decreased as a percentage of revenues in both the three and six month periods ended March 31, 2000, to 20.8% and 22.5%, respectively. This compares to 27.2% and 28.5% of revenues in the three and six months ended March 31, 1999, respectively. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements, while the improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense for acquired intangible assets totaled $4.8 million and $5.6 million in the three and six months ended March 31, 2000, and is related to acquired intangible assets of the ASC and ASI acquisition, which was consummated January 6, 2000, and the Infab, Domain and Hanyon acquisitions, all of which occurred during the second half of fiscal 1999. Accordingly, there was no amortization of acquired intangible assets recorded in the three or six months ended March 31, 1999.

INTEREST INCOME AND EXPENSE

Interest income increased by 35.5%, to $1.0 million, in the three months ended March 31, 2000, and by 9.4%, to $1.7 million, in the six months ended March 31, 2000, due primarily to higher cash and investment asset balances which resulted from the Company's public offering of shares of common stock in March 2000. Interest income was $0.8 million and $1.5 million in the three and six months ended March 31, 1999. Interest expense was $0.2 million and $0.1 million in the three months ended March 31, 2000 and 1999, respectively. Interest expense in the three months ended March 31, 2000 relates primarily to the note payable issued to Daifuku America in partial consideration for ASC and ASI. Interest expense was $0.2 million in each of the six month periods ended March 31, 2000 and 1999.

INCOME TAX PROVISION (BENEFIT)

The Company recorded net income tax expense of $5.5 million and net tax benefits of $0.3 million for the six months ended March 31, 2000 and 1999, respectively. The tax provision is attributable to federal, state, foreign and withholding taxes. Federal and state taxes have been reduced for net operating losses, research and development tax credits and a foreign sales corporation benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $256.8 million at March 31, 2000, an increase of $190.4 million from September 30, 1999. The Company realized proceeds, net of issuance costs, of approximately $220 million from a public offering of shares of its common stock in March 2000. In connection with its acquisition of ASC and ASI on January 6, 2000, the Company paid Daifuku America $27.0 million in cash and issued Daifuku America a note in the amount of $16.0 million, which is due on January 6, 2001.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



Cash used in operations was $3.8 million, and is primarily attributable to increases in accounts receivable, inventories and prepaid expenses and other current assets of $24.2 million, $8.0 million and $4.2 million, respectively, partially offset by depreciation and amortization of $10.1 million, and increases of $6.8 million and $9.1 million in accounts payable and accrued expenses and other current liabilities, respectively.

Cash used in investing activities was $29.7 million, and was principally comprised of $24.0 million used for the purchase of businesses, net of cash acquired (primarily the acquisition of ASC and ASI) and $5.2 million used for capital additions, primarily in telecommunications, systems infrastructure and for computer requirements. Cash provided by financing activities was $223.6 million, comprised of $223.9 million of proceeds from the issuance of common stock, net of issuance costs and $0.3 million for payments of long-term debt.

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

Because of its strong cash position, the Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. At March 31, 2000, $1.0 million of the original facility was in use, all for letters of credit. The Company transferred all of its obligations under the terminated facility, which consisted of outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility.

The Company believes that its existing resources, including the proceeds received from its recent sale of common stock will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for at least the next twelve months. The sufficiency of the Company's resources to fund its needs for capital is subject to known and unknown risks, uncertainties and other factors which may have a material adverse effect on the Company's business, including, without limitation, the factors discussed under "Factors That May Affect Future Results."

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

         Internal infrastructure compliance. Brooks may be affected by year 2000 issues related to non-compliant information technology systems and other systems operated or sold by Brooks or by third parties. Brooks has completed assessment of its internal information technology systems and applications and believes that all critical applications are year 2000 compliant. Brooks also has evaluated its information technology hardware and its non-information technology systems, including facilities and other operations, such as financial, security and utility systems. As of the end of calendar year 1999, Brooks had completed the remediation of all items identified as non-compliant.

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

         Acquisitions. Brooks has acquired eight businesses since September 1998: Irvine Optical, ASC, ASI, Infab, Smart Machines, FASTech, Hanyon and Domain. Brooks is in various stages of negotiation with respect to the acquisition of additional businesses. As part of Brooks' due diligence examination of these businesses, Brooks conducted a limited evaluation of their year 2000 readiness. Brooks believes there are no significant year 2000 related issues arising from the companies that Brooks has acquired. Brooks cannot guarantee that it has identified and properly evaluated year 2000 issues relating to the acquired companies. Brooks also can give no assurance that it will properly identify year 2000 issues relating to any companies acquired in the future.

         Third Party Compliance. Although Brooks believes that its systems are year 2000 compliant, Brooks utilizes third party equipment and software that may not be year 2000 compliant. In addition, Brooks' products and software are often sold integrated into or interfaced with third party equipment or software. Failure of third party equipment or software to operate properly with regard to the year 2000 and thereafter could require Brooks to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on Brooks' business, results of operations and financial condition. Brooks may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal information technology and non-information technology system year 2000 issues which could, among other things, have a material adverse effect on Brooks supplies and orders. At this time, Brooks is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although Brooks does not currently anticipate, based upon surveys, discussions and actual experience to date in 2000, that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to year 2000 issues, there can be no assurance that these third parties will not experience year 2000 problems or that any problems would not have an adverse material effect on Brooks' business, results of operations and financial condition. Because the cost and timing of year 2000 compliance by third parties such as suppliers, service providers and customers is not within Brooks' control, Brooks cannot give any assurance with respect to the cost or timing of such efforts or any potential adverse effects on Brooks of any failure by these third parties to achieve year 2000 compliance.

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

         Costs. Based on its investigation to date, Brooks does not expect the total cost of its year 2000 assessment and planning to have a material adverse effect on Brooks' business or financial results. On a cumulative basis, Brooks has incurred approximately $800,000 in year 2000 compliance costs. Brooks has not incurred material year 2000 compliance costs in fiscal 2000 and does not anticipate the need for additional significant expenditures.

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

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal 2001. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.

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

                        RISKS RELATING TO OUR OPERATIONS

         The Cyclical Demand of Semiconductor Manufacturers Affects our Operating Results. Our business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers' capital expenditures is dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. During these downturns, our revenues have dropped, and we have incurred losses. We believe that downturns in the semiconductor manufacturing industry will occur in the future and will result in decreased demand for our products. Despite the addition of our factory automation business in fiscal 1999, our financial results will continue to be dependent on capital expenditures by semiconductor manufacturers. Downturns in the semiconductor business, when fewer new facilities are being built, could harm our financial results as have downturns in the past.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued




         We Rely on a Small Number of Customers for a Large Portion of our Revenues. We receive a significant portion of our revenues in each fiscal period from a limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, would adversely affect our business. Sales to our ten largest customers accounted for approximately 53% of total revenues in the six months ended March 31, 2000 and 63% of total revenues in fiscal 1999.

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

         We Have Significant Fixed Costs Which Are Not Easily Reduced if Revenues Fall Below Expectations. Our expense levels are based in part on our future revenue expectations. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. If we do not meet our sales goals we may be unable to rapidly reduce these fixed costs. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position to maintain service and support for our existing global customer base. Accordingly, if we suffer an unexpected downturn in revenue, our inability to reduce fixed costs rapidly could increase the adverse impact on our results of operations.

         Our Lengthy Sales Cycle Requires Us to Incur Significant Expenses With No Assurance That We Will Generate Revenue. Our tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from our original equipment manufacturer customers, we must develop products for selection by a potential customer at the design stage. This often requires us to make significant expenditures, without any assurance of success. The original equipment manufacturer's design decisions often precede the generation of volume sales, if any, by a year or more. We also must complete successfully a lengthy evaluation period before we can achieve volume sales of our manufacturing execution system software and process optimization software to our factory automation customers. We cannot guarantee that we will continue to achieve design wins or satisfy evaluations by our factory automation customers of our software. We cannot guarantee that the equipment manufactured by our original equipment manufacturing customers will be commercially successful. If we or our original equipment manufacturing customers fail to develop and introduce new products successfully and in a timely manner, our business and financial results will suffer.

         Our International Business Operations Expose Us to a Number of Difficulties in Coordinating Our Activities Abroad and in Dealing with Multiple Regulatory Environments. Approximately 51% of our total revenues in the six months ended March 31, 2000, and 41% of our total revenues in fiscal 1999, were derived from customers located outside North America. We anticipate that international sales will continue to account for a significant portion of our revenues. Our vendors are located in several different foreign countries. As a result of our international business operations, we are subject to various risks, including:

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



         Much of Our Success and Value Lies in Our Ownership and Use of Intellectual Property and Our Failure to Protect That Property Could Adversely Affect Our Future Growth. Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect our intellectual property. The steps we have taken to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not fully protect our products or intellectual property rights. This may make the possibility of piracy of our technology and products more likely. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We may engage in litigation to:

   -     enforce our patents;
   -     protect our trade secrets or know-how;
   -     defend ourselves against claims we infringe on the rights of others; or
   - determine the scope and validity of the patents or intellectual property rights of others.

Any litigation could result in substantial cost to us and divert the attention of our management, which could harm our operating results.

         Our Operations Could Infringe on the Intellectual Property Rights of Others. Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses or alter our products so that they no longer infringe on the rights of others. We cannot guarantee that the terms of any licenses we may be required to seek will be reasonable. Similarly, changing our products or processes to avoid infringing on the rights of others may be costly or impractical or could detract from the value of our products.

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

We have evaluated our internal software and products for year 2000 problems. We believe that our products and business will not be substantially affected by the year 2000 problem and that we have no significant exposure to liabilities related to the year 2000 problems for the products that we have sold. We have also communicated with others, including suppliers and customers whose computer systems' functionality could directly impact our operations.

Although we believe our planning efforts are adequate to address our year 2000 concerns, undetected year 2000 problems may cause use to experience negative consequences or significant costs. We cannot be sure that our suppliers, customers or businesses that we may acquire will not experience similar consequences or costs. Such consequences or costs could adversely affect our business.

                          RISKS RELATING TO OUR GROWTH

         Rapid Growth is Straining Our Operations and Requiring Us to Incur Costs to Upgrade Our Infrastructure. During the last three quarters, we have experienced extremely rapid growth in our operations, the number of our employees, our product offerings and the geographic area of our operations. Our growth places a significant strain on our management, operations and financial systems. Our future operating results will be dependent in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our financial condition, results of operations and business could be materially adversely affected.

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

         Our Business May Be Harmed by Acquisitions We Complete in the Future. We plan to continue to pursue additional acquisitions of related businesses. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention and risks associated with future acquisitions, we will be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

         We May Not Be Able to Recruit and Retain Necessary Personnel Because of Intense Competition for Highly Skilled Personnel. We need to hire and retain substantial numbers of employees with technical backgrounds for both our hardware and software engineering and support staffs. The market for these employees is intensely competitive, and we have occasionally experienced delays in hiring these personnel. Due to the cyclical nature of the demand for our products, we have had to reduce our workforce and then rebuild our workforce as our business has gone through downturns followed by upturns. We currently need to hire a number of highly skilled employees, especially in manufacturing, to meet customer demand. Due to the competitive nature of the labor markets in which we operate, this type of employment cycle increases our risk of not being able to retain and recruit key personnel. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect our ability to develop, manufacture, install and support our products.

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

         The Volatility of Our Stock Price Could Adversely Affect an Investment in Our Stock. The market price of our common stock has fluctuated widely. For example, between February 11, 2000 and February 22, 2000, the price of our common stock dropped from approximately $67.75 to $56.38 per share. Between March 30, 2000 and April 19, 2000, the price of our common stock rose from approximately $58.25 to $85.56 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

         Provisions of Our Certificate of Incorporation, Bylaws and Contracts May Discourage Takeover Offers and May Limit the Price Investors Would Be Willing to Pay for Our Common Stock. Our certificate of incorporation and bylaws contain provisions that may make an acquisition of us more difficult and discourage changes in our management. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, we have adopted a rights plan. In many potential takeover situations, rights issued under the plan become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock. Because of its possible dilutive effect to a potential acquirer, the rights plan would generally discourage third parties from proposing a merger with or initiating a tender

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



offer for us that is not approved by our board of directors. Accordingly, the rights plan could have an adverse impact on our stockholders who might want to vote in favor of the merger or participate in the tender offer. In addition, shares of our preferred stock may be issued upon terms the board of directors deems appropriate without stockholder approval. Our ability to issue preferred stock in such a manner could enable our board of directors to prevent changes in our management or control.

                             BROOKS AUTOMATION, INC.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at March 31, 2000, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.


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

                             BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Amendment to Certificate of Incorporation -- Following receipt of stockholder approval at the special meeting of stockholders of the Company on February 24, 2000, the Company amended its certificate of incorporation to increase the authorized shares of its Common Stock from 21,500,000 shares to 43,000,000 shares. This amendment to the Company's certificate of incorporation did not otherwise affect the rights of the holders of the Company's Common Stock. All of the additional shares resulting from the increase in the Company's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as the shares of Common Stock previously outstanding.

         Recent sales of unregistered securities--Pursuant to the terms of an Agreement and Plan of Merger dated as of December 16, 1999 among the Company, ASC Merger Corp., ASI Merger Corp., Daifuku America and Daifuku Co., Ltd., the Company acquired the businesses of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI"). The Company issued an aggregate of 535,404 shares of its Common Stock on January 6, 2000 as part of the purchase price to acquire the businesses of ASC and ASI. The Company reported this transaction on Form 8-K filed on January 19, 2000. The issuance of the Common Stock pursuant to the acquisition of ASI and ASC was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on February 24, 2000, at which the stockholders voted to (i) elect directors to the Company's board of directors for terms of office expiring at the 2001 Annual Meeting of Stockholders; (ii) approve the Company's 2000 Combination Stock Option Plan; (iii) approve an amendment to the Company's 1995 Employee Stock Option Plan to increase the number of shares of Common Stock available under the 1995 Plan by an additional 500,000 shares of Common Stock; and (iv) approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 21,500,000 shares to 43,000,000 shares. The Company's stockholders voted on these matters as follows:

  (i)    Election of Directors

         Robert J. Therrien, with 10,998,373 shares voting for and 492,166 shares withheld;

         Roger D. Emerick with 10,903,111 shares voting for and 587,428 shares withheld;

         Amin J. Khoury with 10,885,391 shares voting for and 605,148 shares withheld;

         Juergen Giessmann with 10,899,365 shares voting for and 591,174 voting withheld;

 (ii) to amend the Company's 2000 Combination Stock Option Plan with 6,218,984 shares voting for, 3,305,956 shares voting against, 16,111 shares abstaining and 1,949,488 broker non-votes;

(iii) to amend the Company's 1995 Employee Stock Option Plan with 9,061,449 shares voting for, 467,097 shares voting against, 12,505 shares abstaining and 1,949,488 broker non-votes;

 (iv) to amend the Company's Certificate of Incorporation with 10,425,868 shares voting for, 1,058,086 broker non-votes and 6,585 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are included herein:

              Exhibit No.      Description
              -----------      -----------

                  3.01          Certificate of Incorporation as Amended

                 10.1           Demand Promissory Note Agreement dated as of
                                May 2, 2000, between Brooks Automation, Inc. and ABN AMRO Bank N.V.

                 27.1 Financial Data Schedule for the quarterly period ended March 31, 2000

                 27.2 Financial Data Schedule for the quarterly period ended March 31, 1999, restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999

                 99.3           1995 Employee Stock Purchase Plan as amended
                                January 6, 2000

                 99.4           1998 Employee Equity Incentive Plan

                 99.7           2000 Combination Stock Option Plan


         (b) The following reports on Form 8-K were filed during the quarterly period ended March 31, 2000:

              (1) Current report on Form 8-K filed on January 19, 2000, relating to the acquisition of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation, a U.S. subsidiary of Daifuku Co., Ltd.

              (2) Amended current report on Form 8-K/A filed on February 14, 2000, relating to the acquisition of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation, a U.S. subsidiary of Daifuku Co., Ltd.

                    The following audited (except where noted) financial statements of AutoSimulations, Inc. and Subsidiaries together with the report thereon by PricewaterhouseCoopers LLP were filed with the Form 8-K/A:


                     AUTOSIMULATIONS, INC. AND SUBSIDIARIES

                     Report of Independent Accountants

                     Consolidated Balance Sheets as of December 31, 1999
                        (unaudited) and March 31, 1999 and 1998

                     Consolidated Statements of Operations for the nine months
                        ended December 31, 1999 and 1998 (unaudited) and the years ended March 31, 1999 and 1998, the period from November 27, 1996 to March 31, 1997 and the period from April 1, 1996 to November 26, 1996

                     Consolidated Statement of Changes in Stockholder's Equity
                        for the nine months ended December 31, 1999 (unaudited), the years ended March 31, 1999 and 1998, the period from November 27, 1996 to March 31, 1997 and the period from April 1, 1996 to November 26, 1996

                     Notes to Consolidated Financial Statements

                  The following audited (except where noted) financial statements of Auto-Soft Corporation and Subsidiary together with the report thereon by PricewaterhouseCoopers LLP were filed with the Form 8-K/A:


                     AUTO-SOFT CORPORATION AND SUBSIDIARY

                     Report of Independent Accountants

                     Consolidated Balance Sheets as of December 31, 1999
                        (unaudited) and March 31, 1999 and 1998

                     Consolidated Statements of Operations for the nine months
                        ended December 31, 1999 and 1998 (unaudited), the years ended March 31, 1999 and 1998, the period from September 6, 1996 to March 31, 1997 and the period from April 1, 1996 to September 5, 1996

                     Consolidated Statements of Changes in Stockholder's Equity
                        for the nine months ended December 31, 1999 (unaudited), the years ended March 31, 1999 and 1998, the period from September 5, 1996 to March 31, 1997 and the period from April 1, 1996 to September 5, 1996

                     Consolidated Statements of Cash Flows for the nine months
                        ended December 31, 1999 and 1998 (unaudited), the years ended March 31, 1999 and 1998, the period from September 6, 1996 to March 31, 1997 and the period from April 1, 1996 to September 5, 1996

                     Notes to Consolidated Financial Statements

                  The following unaudited pro forma combined condensed financial statements of the Company, AutoSimulations, Inc. and Subsidiaries and Auto-Soft Corporation and Subsidiary were filed with the Form 8-K/A:

                     Unaudited Pro Forma Combined Condensed Balance Sheet as of
                        December 31, 1999

                     Unaudited Pro Forma Combined Condensed Statement of
                        Operations for the three months ended December 31, 1999

                     Unaudited Pro Forma Combined Condensed Statement of
                        Operations for the year ended September 30, 1999

                     Notes to Unaudited Pro Forma Combined Condensed Financial
                        Statements

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BROOKS AUTOMATION, INC.







DATE: May 12, 2000                    /s/ Robert J. Therrien
                                      ----------------------
                                      Robert J. Therrien
                                      Director and President
                                      (Principal Executive Officer)







DATE: May 12, 2000                    /s/ Ellen B. Richstone
                                      ----------------------
                                      Ellen B. Richstone
                                      Senior Vice President of Finance and
                                      Administration and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX



              Exhibit No.       Description
              -----------       -----------
                  3.01          Certificate of Incorporation as Amended

                 10.1 Demand Promissory Note Agreement dated as of May 2, 2000, between Brooks Automation, Inc. and ABN AMRO Bank N.V.

                 27.1 Financial Data Schedule for the quarterly period ended March 31, 2000

                 27.2 Financial Data Schedule for the quarterly period ended March 31, 1999, restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999

                 99.3           1995 Employee Stock Purchase Plan as amended
                                January 6, 2000

                 99.4           1998 Employee Equity Incentive Plan

                 99.7           2000 Combination Stock Option Plan