Form 10-Q
period 2000-06-30
BROOKS AUTOMATION INC
filed 2000-08-10
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended: June 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (June 30, 2000):

     Common stock, $0.01 par value                         17,157,687 shares

                             BROOKS AUTOMATION, INC.

                                      INDEX



                                                                     PAGE NUMBER
                                                                     -----------
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 2000
                 and September 30, 1999 (unaudited)                       3

              Consolidated Statements of Operations for the
                 three and nine months ended June 30, 2000
                 and 1999 (unaudited)                                     4

              Consolidated Statements of Cash Flows for the nine
                 months ended June 30, 2000 and 1999 (unaudited)          5

              Notes to Consolidated Financial Statements (unaudited)      6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    25


PART II.   OTHER INFORMATION
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K                              26

Signatures                                                               27

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



(In thousands, except share data)
                                                                              June 30,   September 30,
                                                                                2000        1999(1)
                                                                              --------   -------------
Assets
Current assets
  Cash and cash equivalents                                                   $233,263     $ 66,366
  Accounts receivable, net, including related party receivables of $6,275
    and $3,384, respectively                                                    84,843       35,570
  Inventories                                                                   53,454       38,274
  Prepaid expenses and other current assets                                      8,904        3,580
  Deferred income taxes                                                          7,022        6,542
                                                                              --------     --------
    Total current assets                                                       387,486      150,332

Fixed assets, net of accumulated depreciation of $38,226 and $25,551,
  respectively                                                                  28,178       18,185
Intangible assets, net of accumulated amortization of $14,916 and $1,890,
  respectively                                                                  57,660       16,228
Deferred income taxes                                                           15,920        4,192
Other assets                                                                     4,707        4,863
                                                                              --------     --------
        Total assets                                                          $493,951     $193,800
                                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                               $ 16,000     $    213
  Revolving line of credit                                                           -        5,600
  Current portion of long-term debt and capital lease obligations                  741          537
  Accounts payable                                                              20,154       12,472
  Deferred revenue                                                              15,100        6,879
  Accrued compensation and benefits                                              8,230        4,909
  Accrued acquisition-related and restructuring costs                            3,356        3,868
  Accrued income taxes payable                                                   4,628        2,093
  Accrued expenses and other current liabilities                                19,176        8,367
                                                                              --------     --------
    Total current liabilities                                                   87,385       44,938

Long-term debt and capital lease obligations                                       437          801
Senior subordinated note payable                                                     -        5,878
Deferred income taxes                                                              377          174
Other long-term liabilities                                                        406          878
                                                                              --------     --------
        Total liabilities                                                       88,605       52,669
                                                                              --------     --------

Commitments and contingencies

Minority interests                                                               1,211        1,460
                                                                              --------     --------

Members' capital - 10,000 units issued and 1,000 units outstanding at
  September 30, 1999                                                                 -          930
                                                                              --------     --------

Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
    issued and outstanding                                                           -            -
  Common stock, $0.01 par value,  43,000,000 shares authorized,  17,157,687
    and 12,760,084 shares issued and outstanding, respectively                     172          128
  Additional paid-in capital                                                   427,749      168,827
  Deferred compensation                                                            (42)         (65)
  Accumulated other comprehensive loss                                          (1,912)      (1,093)
  Accumulated deficit                                                          (21,832)     (29,056)
                                                                              --------     --------
        Total stockholders' equity                                             404,135      138,741
                                                                              --------     --------
        Total liabilities and stockholders' equity                            $493,951     $193,800
                                                                              ========     ========


(1) Amounts have been restated to reflect the acquisition of Irvine Optical Company LLC in a pooling of interests transaction effective May 5, 2000.


  The accompanying notes are an integral part of these consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands, except per share data)

                                                                    Three months ended     Nine months ended
                                                                        June 30,                June 30,
                                                                    2000     1999(1)(2)   2000(1)     1999(1)(2)
                                                                   -------   ----------   -------     ----------
Revenues
  Product, including related party revenues of $9,926 and
    $5,426 for the three month periods and $25,453 and
    $9,565 for the nine month periods, respectively                $71,487    $23,195     $184,423     $61,610
  Services                                                          16,340      5,859      37,357       15,309
                                                                   -------    -------     -------      -------
    Total revenues                                                  87,827     29,054     221,780       76,919
                                                                   -------    -------     -------      -------

Cost of revenues
  Product                                                           37,361     13,161      96,397       34,964
  Services                                                          10,551      3,602      22,990        9,555
                                                                   -------    -------     -------      -------
    Total cost of revenues                                          47,912     16,763     119,387       44,519
                                                                   -------    -------     -------      -------

Gross profit                                                        39,915     12,291     102,393       32,400
                                                                   -------    -------     -------      -------

Operating expenses
  Research and development                                          11,326      5,726      29,426       16,482
  Selling, general and administrative                               18,656      8,074      47,952       21,828
  Amortization of acquired intangible assets                         4,907         54      10,614          162
  Acquisition-related charges                                          677          -         677            -
                                                                   -------    -------     -------      -------
    Total operating expenses                                        35,566     13,854      88,669       38,472
                                                                   -------    -------     -------      -------

Income (loss) from operations                                        4,349     (1,563)     13,724       (6,072)
Interest income                                                      3,797        787       5,479        2,325
Interest expense                                                       319        351       1,112        1,151
Other income (expense)                                                (125)      (107)       (135)        (121)
                                                                   -------    -------     -------      -------

Income (loss) before income taxes and minority interests             7,702     (1,234)     17,956       (5,019)
Income tax provision (benefit)                                       5,357        (62)     10,842         (337)
                                                                   -------    -------     -------      -------

Income (loss) before minority interests                              2,345     (1,172)      7,114       (4,682)
Minority interests in earnings (loss) of consolidated subsidiary      (141)        37        (249)          37
                                                                   -------    -------     -------      -------

Net income (loss)                                                    2,486     (1,209)      7,363       (4,719)
Accretion and dividends on preferred stock                               -       (162)          -         (549)
                                                                   -------    -------     -------      -------

Net income (loss) attributable to common stockholders              $ 2,486    $(1,371)    $ 7,363      $(5,268)
                                                                   =======    =======     =======      =======

Earnings (loss) per share attributable to common
stockholders
  Basic                                                            $  0.15    $ (0.12)    $  0.51      $ (0.47)
  Diluted                                                          $  0.14    $ (0.12)    $  0.47      $ (0.47)

Shares used in computing earnings (loss) per share
  Basic                                                             16,934     11,129      14,568       11,110
  Diluted                                                           18,269     11,129      15,681       11,110



(1) Amounts for previously reported periods have been restated to reflect the acquisition of Irvine Optical Company LLC in a pooling of interests transaction effective May 5, 2000.

(2) Amounts have been restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999.



  The accompanying notes are an integral part of these consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                        Nine months ended
                                                                            June 30,
                                                                      2000(1)    1999(1)(2)
                                                                     --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  7,363     $(4,719)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                      18,338       6,777
    Compensation expense related to common stock options                   23         112
    Deferred income taxes                                                 851      (1,934)
    Minority interests                                                   (249)          -
    (Gain)loss on depreciable asset disposal                              (61)          -
    Changes in operating assets and liabilities:
      Accounts receivable                                             (38,939)        878
      Inventories                                                     (18,712)        324
      Prepaid expenses and other current assets                        (4,509)         56
      Accounts payable                                                 10,976         367
      Deferred revenue                                                  6,442         357
      Accrued acquisition-related and restructuring costs                (512)       (549)
      Accrued expenses and other current liabilities                    1,304       3,545
                                                                     --------     -------
          Net cash provided by (used in) operating activities         (17,685)      5,214
                                                                     --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                             (10,597)     (3,100)
Purchase of businesses, net of cash acquired                          (24,661)     (6,451)
Minority holder investment in joint venture                                 -       1,500
Proceeds from sale of depreciable assets                                  430           -
(Increase)decrease in other assets                                        116        (593)
                                                                     --------     -------
          Net cash used in investing activities                       (34,712)     (8,644)
                                                                     --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                            -        (192)
Net (repayments of) borrowings under lines of credit                   (5,263)        601
Proceeds from issuance of convertible notes                                 -       1,500
Payments of long-term debt and capital lease obligations                 (371)       (364)
Issuance of long-term debt                                                  -           -
Proceeds from issuance of common stock, net of issuance
  costs                                                               224,858         512
                                                                     --------     -------
          Net cash provided by financing activities                   219,224       2,057
                                                                     --------     -------

Elimination of net cash activities of Smart Machines for
  the three months ended December 31, 1998                                  -         (63)
                                                                     --------     -------

Elimination of net cash activities of Irvine Optical for the
   three months ended December 31, 1999                                    14           -
                                                                     --------     -------

Effects of exchange rate changes on cash and cash
  equivalents                                                              56         175
                                                                     --------     -------

Net increase (decrease) in cash and cash equivalents                  166,897      (1,261)
Cash and cash equivalents, beginning of period                         66,366      69,496
                                                                     --------     -------

Cash and cash equivalents, end of period                             $233,263     $68,235
                                                                     ========     =======


(1) Amounts for previously reported periods have been restated to reflect the acquisition of Irvine Optical Company LLC in a pooling of interests transaction effective May 5, 2000.

(2) Amounts have been restated to reflect the acquisition of Smart Machines Inc. in a pooling of interests transaction effective August 31, 1999.



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

     On June 23, 2000, the Company acquired the assets of MiTeX Solutions ("MiTeX"). The acquisition was accounted for using the purchase method of accounting. The Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 2000 do not include any results of MiTeX, except for the cash payments made for consideration and transaction costs. The results of operations for MiTeX for the period from acquisition to June 30, 2000, are not material to the consolidated results of the Company.

     On May 5, 2000, the Company acquired Irvine Optical Company LLC ("Irvine Optical") in a transaction accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of Irvine Optical for all periods prior to the acquisition. Additionally, the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 1999 have also been restated to reflect the acquisition of Smart Machines Inc. ("Smart Machines") in a pooling of interests transaction effective August 31, 1999.

     On January 6, 2000, the Company acquired Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 2000 include the results of these acquired entities for the period subsequent to their acquisition.

     The Company made several acquisitions during fiscal year 1999 which were accounted for using the purchase method of accounting: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 21, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 2000 include the results of these acquired entities. The Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 1999 include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



     fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will now be required in the Company's fourth quarter of fiscal 2001. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.


2.   BUSINESS ACQUISITIONS

     On June 23, 2000, the Company acquired substantially all of the assets of MiTeX. MiTeX, located in Canton, Michigan, provides run-to-run controller technology which will be a component of the Company's integrated Advanced Process Control strategy for advanced 200mm facilities and 300mm facilities. In consideration, the Company paid $300,000 cash, 5,486 shares of its common stock and the potential for an additional amount ("royalties") up to a maximum of $5.0 million in the aggregate over the next five years. These royalties will be calculated at the end of each year and are based on net revenue and gross margin performance of the MiTeX business unit. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16").

     On May 5, 2000, the Company acquired Irvine Optical in exchange for 309,013 shares of Brooks common stock. Subsequently, the Company repaid a revolving credit facility of Irvine Optical in the amount of $6.7 million. The acquisition was accounted for as a pooling of interests. Irvine Optical, a California limited liability company located in Burbank, California, is engaged principally in the design, engineering and manufacturing of wafer handling and inspection equipment for sale primarily to the semiconductor industry.

     The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for Irvine Optical for all periods prior to the acquisition. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):


                             Three months ended         Nine months ended
                                   June 30,                 June 30,
                              2000         1999         2000        1999
                            --------    ---------    ---------    --------
Revenues
  Brooks Automation, Inc.   $ 82,000    $  26,428    $ 205,290    $ 69,986
   Irvine Optical LLC          5,827        2,626       16,490       6,933
                            --------    ---------    ---------    --------
                            $ 87,827    $  29,054    $ 221,780    $ 76,919
                            ========    =========    =========    ========

Net income (loss)
  Brooks Automation, Inc.   $  2,164    $    (483)   $   6,481    $ (2,622)
  Irvine Optical LLC             322         (726)         882      (2,097)
                            --------    ---------    ---------    --------
                            $  2,486    $  (1,209)   $   7,363    $ (4,719)
                            ========    =========    =========    ========

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



     On January 6, 2000, the Company completed the acquisition of the businesses of ASC and ASI from Daifuku America. The acquisition was accounted for using the purchase method of accounting. The following pro forma results of operations have been prepared as though the acquisition had occurred as of the beginning of the fiscal year prior to the acquisition. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of that date or of results of operations that may occur in the future (in thousands except per share data):


                                                        Three months ended    Nine months ended
                                                             June 30,             June 30,
                                                          2000     1999       2000       1999
                                                        -------   -------    --------   --------

Revenues                                                $87,827   $39,610    $227,672   $106,857
Net income (loss)                                       $ 2,255   $(5,094)   $    869   $(16,915)
Net income (loss) attributable to common stockholders   $ 2,255   $(5,256)   $    869   $(17,464)
Net income (loss) per share applicable to common
  stockholders                                          $  0.12   $ (0.45)   $   0.05   $  (1.50)



3.   REVOLVING CREDIT FACILITY

     On May 2, 2000, the Company terminated its $30.0 million unsecured revolving credit facility, replacing it with a $10.0 million uncommitted demand promissory note credit facility with ABN AMRO Bank N.V. ("ABN AMRO"). The new facility is payable on demand or on December 31, 2001, whichever occurs first. ABN AMRO is not obligated to extend loans or issue letters of credit under this facility. The interest rates for borrowings and letters of credit under the facility are expressed in relation to LIBOR and a margin of 1.75%, or at 0.75% above ABN AMRO's base rate. Approximately $1.1 million in face amount of letters of credit outstanding under the revolving credit facility were transferred to the replacement facility. At June 30, 2000, $1.3 million of the facility was in use, all of it for letters of credit.


4.   EARNINGS (LOSS) PER SHARE

     The following table is a summary of net income (loss) attributable to common stockholders used in the calculation of basic and diluted earnings
     (loss) per share (in thousands):


                                                          Three months ended   Nine months ended
                                                              June 30,            June 30,
                                                           2000      1999       2000      1999
                                                          ------    -------    ------    -------
Net income (loss)                                         $2,486    $(1,209)   $7,363    $(4,719)
Accretion and dividends on preferred stock                    --       (162)       --       (549)
                                                          ------    -------    ------    -------
Net income (loss) applicable to common stockholders for
  basic and diluted earnings per share                    $2,486    $(1,371)   $7,363    $(5,268)
                                                          ======    =======    ======    =======


                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     The following table is a summary of shares used in calculating basic and diluted earnings (loss) per share (in thousands):

                                                               Three months ended    Nine months ended
                                                                    June 30,             June 30,
                                                                2000       1999       2000       1999
                                                               ------     ------     ------     ------
Weighted average number of shares used in computing basic
  earnings (loss) per share                                    16,934     11,129     14,568     11,110
Dilutive securities:
     Common stock options and warrants                          1,335         --      1,113         --
                                                               ------     ------     ------     ------
Shares used in computing diluted earnings (loss) per share     18,269     11,129     15,681     11,110
                                                               ======     ======     ======     ======


     Options and warrants to purchase approximately 816,000 and 697,000 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended June 30, 1999, respectively, as their effect would be antidilutive.


5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment. Comprehensive income was $2,337,000 and $6,544,000 for the three and nine month periods ended June 30, 2000, respectively. Comprehensive loss was $1,351,000 and $4,756,000 for the three and nine month periods ended June 30, 1999, respectively.


6.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has two reportable segments: tool automation and factory automation. The tool automation segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems. Tool automation revenue is comprised of factory hardware, including factory interface hardware products, tool control software products, spare parts sales and tool control application consulting services. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market, including consulting and software customization.

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

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



     Financial information for the Company's business segments is as follows (in thousands):

                                       Tool          Factory
                                    Automation     Automation      Total
                                    ----------     ----------     --------
Three months ended June 30, 2000
  Revenues                           $ 64,680       $23,147       $ 87,827
  Gross margin                       $ 24,416       $15,499       $ 39,915
  Operating income                   $  8,716       $ 1,217       $  9,933

Three months ended June 30, 1999
  Revenues                           $ 22,664       $ 6,390       $ 29,054
  Gross margin                       $  7,793       $ 4,498       $ 12,291
  Operating loss                     $ (1,378)      $  (131)      $ (1,509)

Nine months ended June 30, 2000
  Revenues                           $165,898       $55,882       $221,780
  Gross margin                       $ 63,300       $39,093       $102,393
  Operating income                   $ 19,729       $ 5,286       $ 25,015

Nine months ended June 30, 1999
  Revenues                           $ 61,329       $15,590       $ 76,919
  Gross margin                       $ 20,940       $11,460       $ 32,400
  Operating loss                     $ (5,301)      $  (609)      $ (5,910)


     A reconciliation of the Company's reportable segment operating income
     (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2000 and 1999 is as follows (in thousands):

                                               Three months ended       Nine months ended
                                                    June 30,                June 30,
                                                2000       1999         2000        1999
                                               ------     -------      -------     -------
Segment operating income (loss)                $9,933     $(1,509)     $25,015     $(5,910)
Amortization of acquired intangible assets      4,907          54       10,614         162
Acquisition-related charges                       677          --          677          --
                                               ------     -------      -------     -------
  Total operating income (loss)                $4,349     $(1,563)     $13,724     $(6,072)
                                               ======     =======      =======     =======

     Net revenues by geographic area are as follows (in thousands):


                            Three months ended       Nine months ended
                                June 30,                  June 30,
                             2000       1999          2000        1999
                           -------     --------     --------     -------
North America              $46,903     $ 18,330     $111,741     $44,097
Asia                        28,647        8,811       71,486      23,175
Europe                      12,277        1,913       38,553       9,647
                           -------     --------     --------     -------
                           $87,827     $ 29,054     $221,780     $76,919
                           =======     ========     ========     =======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


7.   SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     One of the Company's directors is also a director of one of the Company's customers. Net revenue recognized from this customer was $9,926,000 and $5,426,000, or 11.3% and 18.7% of revenues, in the three months ended June 30, 2000 and 1999, respectively. Net revenue recognized from this customer in the nine months ended June 30, 2000 and 1999, was $25,453,000 and $9,565,000, or 11.5% and 12.4% of revenues, respectively. Amounts due from this customer included in accounts receivable at June 30, 2000 and September 30, 1999 were $6,275,000 and $3,384,000, respectively. Related party amounts included in accounts receivable are on standard terms and manner of settlement.


     In both the three and nine month periods ended June 30, 2000, the Company had no other customer that accounted for more than 10% of revenues. In the three months ended June 30, 1999, one other customer accounted for more than 10% of revenues; sales to this customer were 10.1% of revenues for the period. The Company had no other customer who accounted for more than 10% of revenues in the nine months ended June 30, 1999.


8.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (in thousands):

                             June 30,   September 30,
                              2000          1999
                             -------    -------------
     Accounts receivable     $87,067       $37,306
     Less allowances           2,224         1,736
                             -------       -------
                             $84,843       $35,570
                             =======       =======


9.   INVENTORIES

     Inventories consist of the following (in thousands):

                                           June 30,   September 30,
                                             2000         1999
                                           -------    -------------
     Raw materials and purchased parts     $38,396       $23,062
     Work-in-process                         8,503        10,154
     Finished goods                          6,555         5,058
                                           -------       -------
                                           $53,454       $38,274
                                           =======       =======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



10.  INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                         June 30,    September 30,
                                          2000          1999
                                         -------     -------------
     Patents                             $ 7,107       $ 7,127
     Capitalized software                  3,761            --
     License agreements                      635            --
     Goodwill                             61,073        10,991
                                         -------       -------
                                          72,576        18,118
     Less accumulated amortization        14,916         1,890
                                         -------       -------
                                         $57,660       $16,228
                                         =======       =======


11.  ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

     The activity related to the Company's acquisition-related and restructuring liabilities during the nine months ended June 30, 2000 is below (in thousands):


                              Balance                      Balance
                           September 30,                   June 30,
                               1999        Utilization      2000
                           ------------    -----------     --------
     Facilities               $ 1,145        $  (139)       $1,006
     Depreciable assets            --             --            --
     Workforce-related          2,512           (323)        2,189
     Other                        211            (50)          161
                              -------        -------        ------
                              $ 3,868        $  (512)       $3,356
                              =======        =======        ======


12.  CONTINGENCIES

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


BASIS OF PRESENTATION

On June 23, 2000, the Company acquired the assets of MiTeX Solutions ("MiTeX"). The acquisition was accounted for using the purchase method of accounting. The Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 2000 do not include any results of MiTeX, except for the cash payments made for consideration and transaction costs. The results of operations for MiTeX for the period from acquisition to June 30, 2000, are not material to the consolidated results of the Company.

On May 5, 2000, the Company acquired Irvine Optical Company LLC ("Irvine Optical") in a transaction accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the financial position and results of operations of Irvine Optical for all periods prior to the acquisition. Additionally, the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 1999 have also been restated to reflect the acquisition of Smart Machines Inc. ("Smart Machines") in a pooling of interests transaction effective August 31, 1999.

On January 6, 2000, the Company completed the acquisition of the businesses of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 2000 include the results of ASC and ASI for the period subsequent to their acquisition.

The Company made several acquisitions during fiscal year 1999 which were accounted for using the purchase method of accounting: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 21, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended June 30, 2000 include the results of these acquired entities.

In June 1999, the Company formed a joint venture in Korea with Samsung Electronics ("Samsung"). This joint venture is 70% owned by the Company and 30% owned by Samsung. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the financial statements.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 1999

The Company reported net income of $2.5 million for the three months ended June 30, 2000, compared to a net loss of $1.2 million in the same prior year period. Net income for the nine months ended June 30, 2000 was $7.4 million, compared to a net loss of $4.7 million in the same prior year period. Net income before amortization of acquired intangible assets and acquisition-related charges, net of taxes, was $8.1 million and $18.1 million for the three and nine months ended June 30, 2000, respectively. For the three and nine months ended June 30, 1999, the Company had net losses of $1.0 million and $4.8 million, respectively, before amortization of acquired intangible assets, net of taxes. There were no acquisition-related charges recorded by the Company in either of these prior year periods.

REVENUES

The Company reported revenues of $87.8 million in the three months ended June 30, 2000, compared to $29.1 million in the same prior year period. For the nine months ended June 30, 2000, the Company reported revenues of $221.8 million. This compares to revenues of $76.9 million in the nine months ended June 30, 1999. The increase in total revenue is attributable to both of the Company's operating segments, with the factory automation segment showing slightly higher increases, on a percentage basis, than the tool automation segment, for both the three and nine month periods ended June 30, 2000, compared to the same prior year periods. The factory automation segment's higher growth rate is the result of acquisitions combined with higher sales volume. Product revenues more than tripled, to $71.5 million, in the three months ended June 30, 2000, compared to $23.2 million in

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


the three months ended June 30, 1999. Product revenues of $184.4 million for the nine months ended June 30, 2000, were virtually triple the $61.6 million reported in the same prior year. This growth is primarily attributable to acquisitions and the overall strength in the original equipment manufacturer ("OEM") and End User markets. Service revenues for the three months ended June 30, 2000 were $16.3 million, an increase of $10.5 million, or 178.9%, from the three months ended June 30, 1999. Service revenues for the nine months ended June 30, 2000 increased $22.0 million, or 144.0%, for the nine months ended June 30, 2000, from $15.3 million in the nine months ended June 30, 1999. These increases are primarily the result of the Company's acquisitions and the impact of those acquisitions on consulting services associated with factory automation.

Foreign revenues were $40.9 million, or 46.6% of revenues, and $10.7 million, or 36.9% of revenues, in the three month periods ended June 30, 2000 and 1999, respectively. For the nine month periods ended June 30, 2000 and 1999, foreign revenues were $110.0 million, or 49.6% of revenues, and $32.8 million, or 42.7% of revenues, respectively. The increase is primarily the result of the Company's expanded global presence from its recent acquisitions. The Company expects that foreign revenues will continue to account for a significant portion of total revenues.

GROSS PROFIT

Gross profit increased to 45.4% for the three months ended June 30, 2000, compared to 42.3% for the same prior year period. Gross profit for the nine months ended June 30, 2000 was 46.2%, an increase from 42.1% for the comparable prior year period. The Company's tool automation segment gross profit increased overall, to 37.7% and 38.2% for the three and nine months ended June 30, 2000, from 34.4% and 34.1% for the comparable prior year periods. Gross profit for the Company's factory automation segment declined slightly, to 67.0% and 70.0% for the three and nine months ended June 30, 2000, from 70.4% and 73.5% for the three and nine months ended June 30, 1999. This decline is primarily attributable to the acquired service business of ASC, which has a historically lower margin structure than that of the Company.

Gross profit on product revenues increased to 47.7% for the three months ended June 30, 2000, from 43.3% in the comparable prior year period. Gross profit on product revenues increased to 47.7% for the nine months ended June 30, 2000, from 43.2% in the same prior year period. The increase in both the three and nine month periods is primarily attributable to improvements in manufacturing capacity utilization and the acquisition of higher margin software product businesses, partially offset by the Infab operations' historically lower margin structure. In future periods, gross profit may be adversely affected by changes in product mix or price competition.

Gross profit on service revenues was 35.4% for the three months ended June 30, 2000, a decrease from 38.5% for the three months ended June 30, 1999. The decrease is primarily attributable to business mix within the June 30, 2000 quarter. However, gross profit on service revenues increased for the nine months ended June 30, 2000, compared to the same prior year period. Gross profit on service revenues for the nine months ended June 30, 2000 and 1999 was 38.5% and 37.6%, respectively. This increase is primarily the result of improved market conditions and overall change in service mix. Included in the cost of services revenues are global support customer costs, consisting primarily of personnel costs and travel expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 2000 were $11.3 million, an increase of $5.6 million, compared to $5.7 million in the three months ended June 30, 1999. Research and development expenses for the nine months ended June 30, 2000 were $29.4 million, an increase of $12.9 million, or 78.5%, compared to the same prior year period. However, research and development expenses decreased as a percentage of revenues in both the three and nine month periods ended June 30, 2000, to 12.9% and 13.3%, respectively. This compares to 19.7% and 21.4% of revenues in the three and nine months ended June 30, 1999, respectively. The

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



increase in absolute spending is the result of the research and development efforts related to the Company's recent acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to the next generation vacuum wafer handling products, partially offset by the elimination of redundant research and development programs. The Company will continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $18.7 million for the three months ended June 30, 2000, an increase of $10.6 million, compared to $8.1 million in the same prior year period. Selling, general and administrative expenses increased by $26.1 million, to $47.9 million for the nine months ended June 30, 2000, compared to $21.8 million in the nine months ended June 30, 1999. However, selling, general and administrative expenses decreased as a percentage of revenues in both the three and nine month periods ended June 30, 2000, to 21.2% and 21.6%, respectively. This compares to 27.8% and 28.4% of revenues in the three and nine months ended June 30, 1999, respectively. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements, while the improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense for acquired intangible assets totaled $4.9 million and $10.6 million in the three and nine months ended June 30, 2000, and relates to acquired intangible assets of the ASC and ASI acquisition, which was consummated January 6, 2000, the Infab, Domain and Hanyon acquisitions, all of which occurred during the second half of fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets was $0.1 million and $0.2 million in the three and nine months ended June 30, 1999, respectively, and relates to Irvine Optical.

ACQUISITION-RELATED CHARGES

Acquisition-related charges of $0.7 million in both the three and nine month periods ended June 30, 2000 relate primarily to transaction costs in connection with the May 5, 2000 acquisition of Irvine Optical. There were no acquisition-related charges recorded in the comparable prior year periods.

INTEREST INCOME AND EXPENSE

Interest income increased by $3.0 million, to $3.8 million, in the three months ended June 30, 2000, and by $3.2 million, to $5.5 million, in the nine months ended June 30, 2000, due primarily to higher cash and investment asset balances which resulted from the Company's public offering of shares of common stock in March 2000. Interest income was $0.8 million and $2.3 million in the three and nine months ended June 30, 1999. Interest expense of $0.3 million and $0.4 million for the three months ended June 30, 2000 and 1999, respectively, and $1.1 million and $1.2 million for the corresponding nine month periods then ended, relates primarily to Irvine Optical's debt, which was discharged in the current quarter. Also included in interest expense for the three and nine months ended June 30, 2000 is interest on the Company's note payable to Daifuku America related to the acquisition of ASC and ASI.

INCOME TAX PROVISION (BENEFIT)

The Company recorded net income tax expense of $10.8 million and net tax benefits of $0.3 million for the nine months ended June 30, 2000 and 1999, respectively. The tax provision is attributable to federal, state, foreign and withholding taxes. Federal and state taxes have been reduced for net operating losses, research and development tax credits and a foreign sales corporation benefit.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $233.3 million at June 30, 2000, an increase of $166.9 million from September 30, 1999. The Company realized proceeds, net of issuance costs, of approximately $220 million from a public offering of shares of its common stock in March 2000. In connection with its acquisition of ASC and ASI on January 6, 2000, the Company paid Daifuku America $27.0 million in cash and issued Daifuku America a note in the amount of $16.0 million, which is due on January 6, 2001. In addition, the Company paid Irvine Optical's $6.7 million revolving credit facility balance subsequent to its acquisition in May 2000.

Cash used in operations was $17.7 million, and is primarily attributable to increases in accounts receivable, inventories and prepaid expenses and other current assets of $38.9 million, $18.7 million and $4.5 million, respectively, partially offset by depreciation and amortization of $18.3 million, and increases of $11.0 million and $1.3 million in accounts payable and accrued expenses and other current liabilities, respectively. The increase in accounts receivable and inventories is primarily attributable to the Company's recent rapid growth. The Company's increased sales, particularly in Asia, combined with a greater number of long-term project contracts, have also contributed to the increase in accounts receivable.

Cash used in investing activities was $34.7 million, and was principally comprised of $24.7 million used for the purchase of businesses, net of cash acquired (primarily the acquisition of ASC and ASI) and $10.6 million used for capital additions, primarily in telecommunications, systems infrastructure and for computer requirements, including expenditures needed to accommodate the Company's expanding capacity needs, including the completion of its additional facility in Chelmsford, Massachusetts.

Cash provided by financing activities was $219.2 million, comprised of $224.9 million of proceeds from the issuance of common stock, net of issuance costs, partially offset by $5.3 million for net repayments on the revolving credit facility pooled in the acquisition of Irvine Optical and $0.4 million for the payment of prior long-term debt of the Company.

While the Company has no significant capital commitments, as it expands its product offerings and prepares for expected growth, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

Because of its strong cash position, the Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. The Company transferred all of its outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At June 30, 2000, $1.3 million of the facility was in use, all of it for letters of credit.

The Company believes that its existing resources will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for at least the next twelve months. The sufficiency of the Company's resources to fund its needs for capital is subject to known and unknown risks, uncertainties and other factors which may have a material adverse effect on the Company's business, including, without limitation, the factors discussed under "Factors That May Affect Future Results."

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will now be required in the Company's fourth quarter of fiscal 2001. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.

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

         We Rely on a Small Number of Customers for a Large Portion of our Revenues. We receive a significant portion of our revenues in each fiscal period from a limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, would adversely affect our business. Sales to our ten largest customers accounted for approximately 43% of total revenues in the nine months ended June 30, 2000 and 57% of total revenues in fiscal 1999.

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

         Our International Business Operations Expose Us to a Number of Difficulties in Coordinating Our Activities Abroad and in Dealing with Multiple Regulatory Environments. Approximately 50% of our total revenues in the nine months ended June 30, 2000, and 42% of our total revenues in fiscal 1999, were derived from customers located outside North America. We anticipate that international sales will continue to account for a significant portion of our revenues. Our vendors are located in several different foreign countries. As a result of our international business operations, we are subject to various risks, including:

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

         Our Future Growth Relies in Part on the Commercial Adoption of 300mm Wafer Technology, Which is Progressing More Slowly Than Expected, and Competition for 300mm Orders May Be Intense. Our future growth relies in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. Any significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly reduce our opportunities for future growth. Moreover, continued delay in the transition to 300mm technology could permit our competitors to introduce competing or superior 300mm products. Competition, including price competition, for such 300mm orders could be vigorous and could harm our results of operations.


         Year 2000 Readiness; Year 2000 Problems Could Disrupt Our Business. Problems associated with the year 2000 may not become apparent until some time after January 2000. We believe that our products and business will not be substantially affected by the year 2000 problem and that we have no significant exposure to liabilities related to the year 2000 problem for the products that we have sold. Although we believe our planning efforts are adequate to address our year 2000 concerns, undetected year 2000 problems may cause us to experience negative consequences or significant costs. We cannot be sure that our suppliers, customers or businesses that we may acquire will not experience similar consequences or costs. Such consequences or costs could adversely affect our business.

                          RISKS RELATING TO OUR GROWTH

         Rapid Growth is Straining Our Operations and Requiring Us to Incur Costs to Upgrade Our Infrastructure. During the last year, we have experienced extremely rapid growth in our operations, the number of our employees, our product offerings and the geographic area of our operations. Our growth places a significant strain on our management, operations and financial systems. Our future operating results will be dependent in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our financial condition, results of operations and business could be materially adversely affected.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


         The Volatility of Our Stock Price Could Adversely Affect an Investment in Our Stock. The market price of our common stock has fluctuated widely. For example, between April 14, 2000 and April 28, 2000, the price of our common stock rose from approximately $62.38 to $89.69 per share. Between April 28, 2000 and May 31, 2000, the price of our common stock dropped from approximately $89.69 to $39.75 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

                             BROOKS AUTOMATION, INC.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at June 30, 2000, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.


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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          EXHIBIT NO.     DESCRIPTION
          -----------     -----------

             2.1 Interests for Stock Purchase Agreement dated as of May 5, 2000 among the Registrant, Irvine Optical and Irvine's unit members, as amended (incorporated by reference to Exhibit 2.02 of the Registrant's Registration Statement on Form S-3 (No. 333-42620)).

            27.1 Financial Data Schedule for the quarterly period ended June 30, 2000

            27.2 Financial Data Schedule for the quarterly period ended June 30, 1999, restated to reflect the acquisitions of Irvine Optical Company LLC and Smart Machines Inc. in pooling of interests transactions effective May 5, 2000 and August 31, 1999, respectively.

     (b) The following reports on Form 8-K were filed during the quarterly period ended June 30, 2000:

          (1) Current report on Form 8-K filed on May 19, 2000, relating to the acquisition of Irvine Optical LLC from Ronald A. McIntyre, Christopher G. McIntyre and The Peninsula Fund Limited Partnership.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BROOKS AUTOMATION, INC.



DATE: August 10, 2000                       /s/ Robert J. Therrien
                                            ----------------------
                                            Robert J. Therrien
                                            Director and President
                                            (Principal Executive Officer)



DATE: August 10, 2000                       /s/ Ellen B. Richstone
                                            ----------------------
                                            Ellen B. Richstone
                                            Senior Vice President of Finance and
                                            Administration and Chief Financial
                                            Officer(Principal Financial Officer)

                                  EXHIBIT INDEX


     EXHIBIT NO.      DESCRIPTION
     -----------      -----------

        2.1 Interests for Stock Purchase Agreement dated as of May 5, 2000 among the Registrant, Irvine Optical and Irvine's unit members, as amended (incorporated by reference to Exhibit 2.02 of the Registrant's Registration Statement on Form S-3 (No. 333-42620)).

       27.1           Financial Data Schedule for the quarterly period ended
                      June 30, 2000

       27.2 Financial Data Schedule for the quarterly period ended June 30, 1999, restated to reflect the acquisitions of Irvine Optical Company LLC and Smart Machines Inc. in pooling of interests transactions effective May 5, 2000 and August 31, 1999, respectively.