Form 10-K
period 2000-09-30
BROOKS AUTOMATION INC
filed 2000-12-22
CIK 933974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2000 OR

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

                         Common Stock, $0.01 par value
                        Rights to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]
The aggregate market value of the registrant's Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of November 30, 2000, was $318,532,732.88 based on the closing price per share of $22.64 on that date on the Nasdaq Stock Market. As of November 30, 2000, 17,223,759 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Brooks Automation, Inc. ("Brooks" or the "Company") is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries such as the data storage and flat panel display manufacturing industries. Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company's offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the flow of resources in the factory from process tools to factory scheduling and dispatching. In 1998, the Company began an aggressive program of investment and acquisition. By the close of fiscal year 2000, Brooks had emerged as one of the leading suppliers of factory and tool automation solutions for semiconductor and original equipment manufacturers.

INDUSTRY BACKGROUND

     Semiconductor manufacturing has become and continues to be increasingly automated. Today, almost every aspect of processing includes automation, from tracking work-in-process to recipe management to process control and scheduling. Factory and tool automation directly impacts factory performance. Factory performance, in turn, drives semiconductor manufacturers' ability to:

     - get to market first when product profitability is greatest; and

     - drive manufacturing costs down to remain competitive in the face of constant downward price pressure.

     Fabrication of semiconductors and flat panel displays requires a large number of complex process steps in which electrically insulating or conductive materials are deposited and etched into patterns on the surface of a substrate or wafer. A flat panel display substrate may contain as few as two laptop computer displays, while a wafer may contain more than 500 semiconductors. Flat panel display substrates are typically rectangular in shape. Wafers are circular, typically 200mm or 300mm in diameter. A simplified production sequence consists of deposition, photolithography and etch processes. In deposition, one or more layers of a film of material are deposited on a substrate or wafer. Then, with photolithography, the desired circuit pattern is imaged on the deposited material. Finally, in the etch process, the material not covered with the pattern is selectively removed. Each deposition, photolithography or etch process requires the use of one or more process tools. This basic sequence is repeated up to 25 times for complex semiconductor devices. The overall process can consist of over 400 process steps.

     Semiconductor and flat panel display substrates must be handled in ultraclean environments during this manufacturing process, either in a clean room at atmospheric pressure levels, in controlled environments such as nitrogen purged atmospheric environment or in a vacuum environment. Physical vapor deposition, chemical vapor deposition, etch and ion implant are typically conducted in a vacuum environment. The types of semiconductor equipment operating at atmospheric pressure, rather than vacuum pressure, are much more diverse and encompass a range of tools relating to steps before, during and after photolithography and a wide range of process tools as well as inspection and metrology tools. Semiconductor and flat panel display process tools generally use vacuum environments for deposition and etch processes, and atmospheric environments for photolithography and other processes.

     The automation requirements of the wafer and substrate handling equipment markets have resulted in two common architectural solutions -- cluster tools and in-line handling systems. Cluster tool handling systems typically link together multiple processes such as deposition, etch and heating and cooling of the substrate using a transfer robot located in a central vacuum chamber. In-line handling systems typically link together multiple processes such as photoresist processing, using a transfer robot located on an atmospheric horizontal traverser. In these systems, the process tools are lined up rather than clustered around an automation tool. The traversers in these systems move substrates back and forth across the line of process tools. The in-line architecture is now emerging in the stripping, cleaning and chemical mechanical polishing process markets.

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

     Production is more difficult in a vacuum environment. Unlike atmospheric transfer robots, which often use vacuum suction to hold a substrate in place when being carried, vacuum transfer robots use gravity and the friction between the substrate and the robot's hand, known as an end effector. Carrying a substrate in a vacuum requires sophisticated motion control to maximize the speed of substrate transfer, while maintaining the substrate position and placement accuracy. Production can also be improved through the use of sophisticated software algorithms that carefully control the speed and scheduling of substrate transfers within the cluster tool.

     Vacuum environments create further challenges in constructing and operating a highly reliable central handling system. Materials must be carefully selected and surface finished to reduce and control particle and molecular contamination. Many plastics and lubricants do not work in a vacuum, as they emit gases that contaminate the vacuum environment. Gears, pulleys and other mechanical interfaces and moving parts, that are potential sources of particle contamination within the vacuum environment, must be minimized. Pumping and venting of load locks must be carefully controlled to reduce wafer contamination.

     From the overall factory perspective, semiconductor and flat panel display manufacturers use a wide variety of hardware and software systems to automate and control their operations. The factory automation systems are utilized to improve factory performance. Almost all fabrication facilities, or fabs apply statistical process control to their processes and equipment. Manufacturing execution system ("MES") applications coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications. Many fabs use sensors and software applications to monitor equipment performance and provide automated notification of out-of-control conditions and on-line help in troubleshooting. In addition, many fabs use automated tracking systems to collect large amounts of data about process and product conditions, equipment maintenance and operation history, lot production history and yield results. Engineers use applied statistical tools to analyze large volumes of data from multiple sources in order to identify and correct problems that negatively impact yields, equipment utilization and throughput. Finally, capacity planning and scheduling solutions are used to efficiently manage all the constraints in the factory, from shift schedules to machine efficiency. These solutions help increase throughput, improve utilization of resources and reduce in-process inventory.

     Material handling automation includes sorters and interbay, intrabay and step-level automation. Sorters perform random sampling of wafers for statistical process control routines, which, when coupled with metrology inspection, help assure the quality of the process tool and the materials used in the fabrication process. Interbay automation is the movement of lots between equipment bays using automated guided vehicles ("AGVs") or overhead tracks to transport lots between stockers serving the bays. Intrabay automation concerns the movement of lots between stockers and processing machines in the bay using AGVs or traveling robot arms. Step-level automation includes the use of robot arms or tracks to handle wafers or cassettes of wafers between lot box and processing chamber, or between consecutive processing chambers.

PRODUCTS

AUTOMATION SYSTEMS

     Brooks offers a comprehensive line of wafer handling solutions, including robotics and systems, for the vacuum, atmospheric and flat panel markets, and is a leader in the vacuum and tools software markets.

     Building on its vacuum wafer handling systems, the Company has developed an extensive line of products for atmospheric applications. Atmospheric wafer handling systems may be grouped into two categories: the traditional ambient atmospheric wafer handling systems and "inert," principally nitrogen, environment wafer handling systems. The traditional atmospheric wafer handling systems include fully integrated automated wafer handling platforms for open, ambient air in-line wafer handling platforms.

TOOL AUTOMATION

     Brooks provides tool automation systems for semiconductor and flat panel display substrate handling and products for data storage. The Company has developed comprehensive product lines that encompass automation modules, complete handling systems and integrated software and controls for targeted markets. The Company uses a common architectural foundation in the design and production of systems, robots and modules. These shared technologies and common software controls enable us to respond to changing industry demands, such as processing larger diameter 300mm semiconductor wafers and the larger, fourth generation flat panel display substrates.

     The Company provides components to customers who build their own systems and complete, integrated systems to those customers who do not.

     Brooks believes its products and services for tool automation offer significant advantages in a number of areas, including those set forth below:

     Throughput. Throughput refers to the production of substrates within specifications. The Company's patented LeapFrog robots have been able to achieve significant improvements in throughput compared to other robots. Brooks has also been able to increase throughput by developing patented algorithms to calculate efficient trajectories and acceleration and deceleration profiles known as time optimal trajectories for its robot arms while reducing vibrations and maintaining position control of the substrate being transported. Brooks has developed system software to improve cluster tool throughput. By combining digital signal processing technology with time optimal trajectory software, the Company believes that it has achieved additional reductions in transfer time.

     Reliability. Brooks has developed and implemented a rigorous design and test program to enhance and evaluate product reliability. The Company's reliability initiative is guided by the computer-based reliability models developed by SEMATECH and Sandia National Laboratories. The magnetic drive in Brooks' latest generation robots transmits force magnetically, without piercing the vacuum barrier, and eliminates the need for moveable vacuum seals. By designing robots with fewer moving parts and eliminating moveable seals, Brooks believes that it will be able to increase the reliability of its transfer robots significantly. The Company's goal is to continue to increase mean time between equipment failures.

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

     - Limiting moving parts within the tool environment and above the wafer or substrate plane;

     - Picking and placing with a vertical motion to prevent wafer or substrate sliding on process module surfaces and cassette slots;

     - Gentle handling motions that reduce relative wafer or substrate vibration and movement on the transfer robot end effectors;

     - Controlling load lock pumping and venting;

     - Incorporating materials that reduce contamination; and

     - Assembling, testing and packaging in Brooks' clean rooms.

FACTORY INTERFACE SOLUTIONS

     Brooks provides comprehensive solutions for 200mm Standard Mechanical Interface Facilities ("SMIF"), MiniEnvironments and 300mm Front Opening Uniform Pod ("FOUP") automation. The Company's load ports for 200mm and 300mm wafer carriers are designed so that carriers can be accessed by most types of transport systems. Brooks Equipment Front-End Modules ("EFEMs") can be configured for 200mm or 300mm wafers without modification of system hardware or software.

     Brooks provides advanced lot tracking with interfaces to major automated material handling systems ("AMHS"). Brooks factory interface solutions also include multicassette sorting systems. Finally, Brooks provides equipment interfaces and control software to integrate material tracking, work in process ("WIP") tracking and real-time dispatching functions. The Company believes its factory interface solutions enhance return on investment in new fabs and retrofit projects, as well as investment in process tools, by providing integrated automation solutions to manage the complex logistics of material handling and sorting.

FACTORY AUTOMATION SOLUTIONS

     Semiconductor manufacturers require factory automation systems that track WIP, move material, start and stop processing, monitor sorting operations, collect process data, change controllable variables, select recipes and control dispatching.

     Brooks has designed a family of factory automation solutions to automate and control the flow of resources through the factory. The MES provides the unifying framework for factory automation. The MES fills the gap between control applications and enterprise resource planning systems. The system includes integrated applications for material control, WIP tracking, maintenance management, process and equipment control, recipe management, process optimization and factory scheduling. These applications integrate, coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications.

     Brooks factory automation solutions are configurable and scaleable. The Company's flexible, distributed MES framework can be configured to meet site-specific requirements. This typically reduces complicated, resource-intensive customization efforts for semiconductor manufacturers. The MES framework is scaleable and adaptable to changes in factory operations. This gives semiconductor manufacturers the opportunity to leverage their investment in automation solutions across products, technologies and process tools. Brooks offers a variety of specific applications for material control, wafer logistics, process and tool control, recipe management, scheduling, dispatching and WIP tracking to help semiconductor manufacturers build efficient, flexible and responsive manufacturing operations. These solutions help assure that date from the equipment is not isolated on "process islands", but is readily available to engineers so they can identify significant process variations and respond to them rapidly. Data from equipment and processes is also available to the manufacturing execution system, helping the MES manage and optimize the flow of work-in-progress throughout the factory. The Company's software solutions provide access to over 200 process tools for driving the flow of data to the MES and factory scheduling systems, supporting efficiencies at the process level, and supporting overall equipment utilization, process optimization and throughput.

     The following table lists the Company's primary product offerings within each of the markets it serves:

AUTOMATION SYSTEMS                              PRODUCT LINES
------------------                              -------------
Vacuum Intra-Tool Automation                    Central Wafer Handling Systems
                                                Transfer Robots
                                                Thermal Conditioning Modules (Cool and
                                                Degas)
                                                Cassette Elevator Load Locks
                                                Aligners
Atmospheric Intra-Tool Automation               Wafer Handling Systems
                                                Transfer Robots
                                                Thermal Conditioning Modules (Cool)
                                                Cassette Elevator Load Locks
                                                Aligners
Flat Panel Display Products                     Indexers
                                                Substrate Handling Systems
                                                Transfer Robots
                                                Cassette Elevator Load Locks
                                                Thermal Conditioning Modules (Degas)
Tool Controllers and Software                   ClusterLink
Run-to-Run Control                              ControlVision
                                                ExpressLink
                                                APC Link
Factory Interfaces and Wafer Sorters            Standard Mechanical (SMIF) Interfaces
                                                Front Opening Uniform Pods (FOUP) Interfaces
                                                Mini-Environments, Load Ports
                                                Equipment Front End Modules (EFEM)
                                                Sorters, Indexers
                                                Carrier Tracking Systems
FACTORY AUTOMATION SOLUTIONS                    PRODUCT LINES
----------------------------                    -------------
Integrated CIM solutions                        FABworks, LCDworks
WIP Tracking and Automation                     FACTORYworks
Recipe, Reticle Management                      PhotoStation, WaferTrax, ReticleTrax
Scheduling and Dispatching                      Autosched AP, APF, RTD
Material Control and Tracking                   MCS CLASS
Equipment and Cell Control                      STATIONworks, CELLworks
Engineering Data Analysis                       RS/Series, Cornerstone
Maintenance Management                          Xsite
Fault Detection and Classification              Patterns
Process Development                             Starfire Process Optimization

AUTOMATION SYSTEMS PRODUCTS

VACUUM INTRA-TOOL AUTOMATION

VACUUM CENTRAL WAFER HANDLING SYSTEMS

     Brooks' family of Marathon Express vacuum central wafer handling systems handles wafer sizes of 100mm to 300mm in diameter. These systems are offered with four to eight sides, referred to as ports, and have vacuum ranges of 10-3 to 10-8 torr. Torr is a measure of vacuum pressure. Each port can accommodate process modules meeting SEMI/MESC industry standards. Using a two-load lock configuration, Brooks' Marathon Express 800 eight-sided central wafer handling system can accommodate up to six process modules. Marathon Express systems typically incorporate either Brooks' single or dual frog-arm MagnaTran 7 vacuum transfer robot, one or more of Brooks' vacuum cassette elevator load locks, Brooks' TopLigner wafer aligner, and, if required, Brooks' TopCooler wafer cooling module. The Company has been able to increase the availability of ports for use with process modules by developing a wafer aligner and a cooling module which mount between a vacuum cassette elevator load lock or process module and the central wafer handling chamber.

     In 1999, Brooks developed a next-generation 200mm and 300mm wafer handling system, the Gemini Express 6000, which features the dual same-side LeapFrog MagnaTran 7 robot, the AcuTran 7 transfer robot and standardized open cassette SMIF and FOUP interfaces. The system offers improvements in flexibility to meet factory wafer carrier and size requirements and permits multiple wafer sizes to be handled concurrently.

     Gemini Express-series 200mm/300mm bridge systems utilize Brooks' atmospheric handling robotics and non-indexing Small Volume Locks to allow increased WIP for higher throughput applications. Configurations are available for vacuum levels ranging from 10(-3) Torr to <5 10(-8) Torr. Common components between all Gemini Express systems such as robots, vacuum systems and frame assemblies as well as controls make the Gemini series a configurable platform for 200mm/300mm production. The systems can handle both 200mm and 300mm wafers at the same time without any hardware changes.

VACUUM TRANSFER ROBOTS

     Brooks' vacuum transfer robot, the MagnaTran 7, is a second generation magnetic drive robot that incorporates the Company's patented time optimal trajectory software algorithms to control and monitor its operation. Building on its experience in developing robot wafer transfer technology, Brooks has developed the dual, same-side LeapFrog high-productivity arm configuration. The LeapFrog arm is only available on the MagnaTran 7 robot and is a feature of Brooks' Marathon Express and Gemini Express central handling systems. These robots are constructed to SEMI/MESC industry standards and are also sold separately for use with other vacuum wafer handling applications. Brooks believes that the technical advances implemented to meet the requirements of the flat panel display industry enable Brooks to adopt its MagnaTran robots, with minimal technical modifications, to handle 300mm wafers.

THERMAL CONDITIONING UNITS

     Brooks' TopCooler cool station cools wafers after hot processing to a temperature that allows placement into a plastic wafer cassette. Brooks' TopCooler is designed for 200mm and 300mm wafer applications.

VACUUM CASSETTE ELEVATOR LOAD LOCKS

     Brooks has developed a family of vacuum cassette elevator load locks to hold, raise and lower cassettes of wafers for cluster tools and other vacuum automation equipment. Brooks' VCE 6 200mm cassette load lock features flexible and changeable interfaces, is field upgradable and is available with either a manual or automatic door configuration. The automatic door is designed for compatibility with a number of methodologies for transporting batches of wafers from destination to destination within the semiconductor fabrication facility. These methodologies include standard mechanical interfaces, automated guided vehicles and rail guided vehicles. Brooks has developed the VCE 5 for 300mm wafers with a batch wafer transfer arm and a FOUP interface. Like cassettes, FOUPs are devices used to carry wafers from process tool to process tool while maintaining a clean environment. Brooks has developed the small volume facilities lock for 300mm wafers to interface with Brooks' atmospheric, in-line handling system.

VACUUM ALIGNERS

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

ATMOSPHERIC INTRA-TOOL AUTOMATION

     The inert environment wafer handling systems include fully integrated, automated wafer handling platforms for at or above atmospheric pressure cluster tools. The traditional atmospheric wafer handling systems include fully integrated automated wafer handling platforms for open, ambient air in-line wafer handling platforms.

ATMOSPHERIC WAFER HANDING SYSTEMS

     Brooks' Atmospheric Express platforms include the AX500, AX600 and AX6000, which were launched in fiscal 1997. They are available in 6-sided configurations for both 200mm and 300mm wafers. These low cost systems are designed for applications that do not require vacuum pressure, but rather only a strictly controlled nitrogen environment free of oxygen and water vapor.

     Brooks' Gemini Express atmospheric front end platforms are used for direct loading of process modules such as Cleaning, Atmospheric Pressure Chemical Vapor Deposition ("APCVD"), Rapid Thermal Processing ("RTP") and ashing. They can also be used to load wafers into vacuum load lock modules attached to a vacuum cluster tool.

ATMOSPHERIC TRANSFER ROBOTS

     Building on its experience in developing transfer robots and employing its magnetic direct drive technology, Brooks developed the AcuTran 7, an atmospheric transfer robot, to handle up to 300mm wafers in ambient atmospheric environments. The Company uses these robots as a standard component of its atmospheric in-line wafer handling systems. The robots are built to SEMI industry standards and sold separately for use with other atmospheric wafer handling applications. Brooks also developed a wet environment robot, the AquaTran 7, which has the same features as the AcuTran 7, with the addition of wet environment capability. Some wafer fabrication processes such as cleaning, electroplating and chemical mechanical planarization operate in environments with caustic solutions. These environments are known as wet environments. Brooks' robots incorporate digital signal processing technology and patented time optimal trajectory software to control and monitor their operation.

     The Reliance ATR(TM) is the first member of Brook's next generation Reliance family of atmospheric Series 8 robots. Like the Series 7 robots, the Reliance family of robots uses direct drive technology. No belts, pulleys or gears are used in the drive. The Reliance ATR offers all of the performance benefits of the AcuTran 7. All advanced software features developed for the Brooks Series 7 family of robots have been ported to the Reliance family of Series 8 controls. The Reliance ATR incorporates a common controls architecture.

ATMOSPHERIC ALIGNERS

     The technologies developed by Brooks for its InLigner aligners have been applied to the AcuLine(TM) atmospheric aligners. Brooks' AcuLigner wafer aligner has been developed for fast one-step 150mm to 300mm wafer alignment by optically sensing the location of the wafer on the aligner and communicating that position to the vacuum transfer robot. Using this information, the transfer robot adjusts the placement of its arm to pick up the wafer in the proper position.

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

     Brooks has developed a next generation magnetic drive robot, the MagnaTran 70, for the flat panel display market. The MagnaTran 70 robot series is smaller and lighter and features an optional extended vertical axis for deployment in Brooks' next generation platforms. The Company also has developed the MagnaTran 77 Long Z Axis and MagnaTran 74 long reach flat panel display robots. These robots handle the larger substrates.

     In 1999, Brooks Automation introduced the BALI-400 Series LCD Indexer for fourth generation liquid crystal display ("LCD") glass manufacturing equipment. The BALI 400 provides a Class 10 mini-environment for substrate handling and is designed to load and unload substrates from process equipment.

TOOL CONTROL SOLUTIONS AND RUN-TO-RUN CONTROL

     Brooks software and hardware for equipment control works with a wide array of factory tool types. The solutions are configurable for rapid integration with existing and new tool designs in 200mm and 300mm fabs. In addition, they can be configured for different types of operations -- embedded, embedded plus front-end graphical user interface ("GUI"), as well as embedded with both front-end GUI and supervisory control. Brooks' tool control solutions support single-wire tool operation and conform to SEMI industry standards.

TOOL CONTROLLERS

     The ControlVision(TM) software environment has been optimized to provide process control functionality. Its flexibility, modularity and open architecture design provide users with control software solutions that are adaptable to a variety of process tool configurations. ControlVision applications can be modified and linked into factory automation networks via standard industry communications interfaces.

     ControlVisionJ(TM) is based on ControlVision(TM). It is the next-generation equipment control engine. Using ControlVisionJ, OEMs can shorten their software development cycle and costs, because they can re-use up to 80 percent of their application code for similar tool configurations. Developed for control of thin film processes such as PVD, CVD, Etch, Epitaxy, Ash, RTP and others, ControlVisionJ offers a comprehensive feature set for equipment OEMs to build real-time control systems.

     Brooks provides ClusterLink 3 tool control system software to control its vacuum wafer handling systems, graphical user interface and process modules. The software interfaces with process tool controllers and provides environment control, load lock pumping and venting, error recovery diagnostics, safety control and scheduling of wafer transfers.

     ClusterLink(TM) TMC software for transport/cassette module control is fully integrated with Brooks' line of automation platforms. ClusterLink TMC is designed to deliver optimal throughput in a variety of configurations. It can operate in either standalone mode for maintenance operations, or in CTC-driven mode for operational and maintenance procedures.

     ClusterLink(TM) CTC software utilizes a predictive, real-time reactive, optimizing scheduler designed to maximize different tool configuration and wafer flow throughputs. Centralized alarm handling, recipe management, data storage, configuration/set-up information, wafer tracking and reporting features are all provided. ClusterLink CTC includes standard industry communications interfaces for integration with factory networks. It is designed for integration with ClusterLink TMC and PMC software modules and includes cluster tool integration services for customization of individual tool applications and operator interface.

     ExpressLink(TM) is used to control FabExpress(TM), Brooks' new equipment front-end module ("EFEM"). Brooks' ExpressLink EFEM control software package builds on the common technologies of the ClusterLink(TM) and ControlVision products. ExpressLink also works with existing process tool design. ExpressLink includes integral support for wafer alignment, wafer identification and carrier identification, and integrates to factory host systems via a SEMI E-30 compliant GEM (generic equipment model) interface.

     Brooks' new TEC-3000(TM) family of Controllers consists of a single module controller ("SMC") and a multi-module system ("MMS"). The SMC provides a solution for single module equipment control -- with extensive I/O and Ethernet communications. The MMS integrates multiple controllers -- supervisory, transport, process -- into a single package. Brooks believes this enables OEMs to spend less time sourcing and integrating hardware, and more time focusing on their core competency.

     Brooks also provides APCLink for Run To Run ("R2R") Control. It is a SEMATECH-compliant APC Framework with plug-ins for integrated R2R control and fault detection and classification ("FDC"). R2R has been identified by the Semiconductor Industry Association and I300I as a key technology for advanced 200mm facilities and as a required component of 300mm facilities, providing tighter control of uniformity across the wafer, increased process capability, reduced scrap, reduced need for non-product wafers and test wafers, reduced equipment down-time and increased process yield. The Company's run-to-run software offers a model-based, pre-process control mechanism. It slightly modifies recipes for enhanced performance and improved run-to-run variability.

FACTORY INTERFACE SOLUTIONS

     Brooks' factory interface hardware and software solutions include a system of minienvironments and automated transfer mechanisms to isolate the semiconductor wafer from the production environment. This isolation protects the product from contamination, which can adversely affect its performance.

STANDARD MECHANICAL INTERFACE FACILITIES

     Brooks' 200mm SMIF products can be divided into two major product lines. The fist product line consists of cassette loaders, including ERGOSPEED 3800, which was one of the first systems incorporating ergonomics designs. Brooks also offers a second generation loader in this product line, ERGOSPEED II, which offers improved footprint, ergonomics, loading time and communications. The second 200mm SMIF product line offers a range of products, including the integrated SMIF Elevator, the ISE 200 and variations on these products. Both SMIF product lines feature operator safety, reliability in operation and wafer handling protection.

FRONT OPENING UNIFIED PODS

     Brooks offers a wide and customizable range of FOUPs. Brooks believes its FOUPs provide easy installation, ultra-clean operation, fast cycle times, reliability and operator safety. Brooks' FOUPs can be equipped with advanced functionality, including features such as communication, ccd-mapping and carrier identification. These products can handle wafers ranging from 100mm to 300mm in size. Brooks' FIXLOAD is compliant with SEMI standards for 300mm FOUPs.

MINIENVIRONMENTS, LOAD PORTS

     A minienvironment is comprised of sealed containers that encapsulate wafer cassettes with engineered airflows that surround process equipment and robotic systems that transfer wafer cassettes into and out of process equipment. Brooks provides technologically and dimensionally tailored minienvironments to end-users and OEM customers.

     Brooks' load port module family includes BOLTS-compatible (Box Opener/Loader to Tool Standard) units for FOUP, SMIF and open cassettes delivered either manually or by AMHS (automated material handling systems) systems.

EQUIPMENT FRONT-END MODULES

     FabExpress, released in fiscal 2000, is Brooks' new self-contained EFEM for semiconductor processing equipment. FabExpress provides equipment OEMs with a low-cost, plug-and-play, factory integration solution for 300mm and hybrid fabs.
FabExpress:

     - is based on a controls architecture;

     - eliminates the need for power supplies and computers;

     - addresses configuration and SEMI software standard compliance issues through a Java-based API and development environment;

     - offers multiple load port selections;

     - supports multiple cassette tracking hardware; and

     - delivers wafers to process wafers with a smaller footprint than other systems.

     FabExpress incorporates Brooks' ExpressLink EFEM control software package, which is based on the common technologies of the ClusterLink(TM) and ControlVision(TM) products.

SORTERS, INDEXERS

     Brooks provides open and closed cassette solutions for wafer handling and lot process control. Standard systems include micro and macro inspection and multi-cassette sorting tools. Systems are certified for SEMI standards CE, S2-93 and S8-95. OEM applications include front-end handling and robotic solutions as well as SECS/GEM (communication protocol) compatibility.

     The Company's MapTrak(TM) Express is a 300mm wafer logistics station. It is part of the Company's family of modular wafer sorters engineered for ultra-high cleanliness and maximum throughput. The components are designed for fast wafer transfer to promote high productivity and high yield. The handlers within the MapTrak

Express directly access the wafers in the FOUP on the integrated load port module. The MapTrak Express enables the user to align and identify wafers quickly and safely. In the ultra-clean minienvironment component, wafers can be rapidly handled in a wide variety of sorting tasks.

TRACKING SYSTEMS

     The Company provides carrier tracking systems for automated tracking and control of the wafers at the batch, lot and wafer level throughout the manufacturing process. Tracking systems support both 200mm and 300mm semiconductor manufacturing. Brooks' Iridnet provides an advanced tracking system that allows customers to track products, people, tools and other resources throughout the fab. Tracking technologies are applied through a common customer interface to create a complete, cost-effective tracking solution. Iridnet promotes efficient material management, shortens cycle times by minimizing search time for work-in-process and the elimination of mis-processed lots.

     Brooks' MCS CLASS provides real-time material control for fab-wide interbay and intrabay AMHS equipment. The system tracks movement and storage of lots, reticles, and other materials. It is integrated with MES and equipment automation applications.

FACTORY AUTOMATION SOLUTIONS

INTEGRATED COMPUTER INTEGRATED MANUFACTURING ("CIM") SOLUTIONS

     FABworks is built upon the Company's suite of factory automation products to provide pre-configured applications tailored to meet the requirements of 300mm wafer manufacturing as well as highly automated 200mm factories. It includes extensions to handle carrier and full wafer traceability, real-time dispatching, test wafer management, sorter management, transport interfaces, recipe and reticle management.

     LCDworks is an integrated MES designed specifically for the LCD manufacturing industry. LCDworks is built on Brooks' FACTORYworks MES solution. The LCDworks solution includes integrated and comprehensive functions for the line operator, line engineer, production manager and others who require production and engineering information. The functions that are included are Operator interfaces, Automation services, Statistical process control, Monitoring and Reporting.

WIP TRACKING AND AUTOMATION

     FACTORYworks is a set of integrated, graphical MES application modules that allow customers to configure their factory resources and process plans, track inventory and orders, collect and analyze production data, monitor equipment, dispatch work orders to manufacturing operators and trace consumption of components into finished products. These modules provide tools designed to allow customers to define manufacturing workflow and extend and customize the standard applications to meet site-specific needs.

     Brooks ReticleTrax reticle management system tracks the location/status of all reticles throughout the fab and in off-site storage locations via a web-based user interface, reducing the stepper idle time that occurs when operators have to search for reticles. ReticleTrax can also control the transport of reticles using AMHS equipment to ensure on-time delivery. The MES/host interface of ReticleTrax reduces misprocessing by allowing automatic selection of the appropriate reticle for each lot. ReticleTrax provides comprehensive reticle management including reticle archiving/reactivation, automated inspection/cleaning cycles, a reticle reservation system, replacement reticle tracking, and reticle histories. Additionally, all the reticles needed to process a specific product can be grouped together and managed as a family of reticles.

     PhotoStation is designed to improve throughput for the entire track/stepper processing cycle by reducing equipment wait time and lot setup errors. PhotoStation accomplishes this by providing advanced automation that synchronizes and coordinates the track and stepper as if they were one tool with one GUI. Lot setup for both the track and the stepper is performed at the same time using a single operator console (or host interface). Having a single setup point increases operator productivity since the operator no longer is required to walk back and forth between the track and stepper consoles to set up lots.

     WaferTrax is an independent wafer-level tracking system that works in conjunction with optical character recognition ("OCR") readers to ensure the correct processing of all wafers throughout the fab process.

SCHEDULING AND DISPATCHING

     Brooks' Autosched AP provides finite capacity planning and scheduling. The system schedules constraints in the factory including shift schedules, work setup rules, batching, preventative maintenance, and machine efficiency. Typically, the system includes integration services for manufacturing, distribution and logistics systems. It is readily interfaced with real-time inventory control, automated storage and retrieval systems, and MES systems.

     Brooks' AutoSimulations Productivity Family ("APF") dispatching and simulation software allows customers to experiment with alternative designs and "what if" scenarios before they invest in building or remodeling their factory or fab. The APF software solution provides a dispatcher, report and simulator that work together to improve throughput while reducing cycle time and work-in-process without adding equipment or personnel.

     Brooks' Real Time Dispatcher ("RTD") provides access to the status of the shop floor via a repository and executes dispatching rules whenever signaled to do so by the MES. Dispatching rules are flexible, can contain multiple criteria, and can reference the dynamic state of any entity in the factory. The repository is stored on a different machine than the MES database, so queries to the repository for reporting and dispatching do not slow down the MES itself.

MATERIAL CONTROL AND TRACKING

     CLASS MCS is a material control system ("MCS") that controls automated material handling systems from multiple vendors. It offers an integrated real-time scheduler/dispatcher designed to dynamically optimize lot movement throughout the fab process. Brooks' APF family of rules-based scheduling products has been integrated with Brooks' CLASS MCS to provide real-time intrabay and interbay dispatch of material, batching and queuing of lots according to priorities/equipment status, and ad-hoc reporting to locate bottlenecks. CLASS MCS supports the standards and functionality required for 300mm environments including IBSEM, Stocker SEM, and control of intrabay material delivery to process equipment load ports.

EQUIPMENT AND CELL CONTROL

     STATIONworks is a packaged set of tools that integrates process and production data from various equipment with a MES, including Brooks' FACTORYworks product. STATIONworks includes a library of equipment interface drivers (currently approximately 200 unique drivers) that are provided as a part of the Tool-Object-Model portion of the product. The product also provides a common service design that gives customers the capability to develop customer services that are re-usable across various applications.

     CELLworks is a set of software tools for developing manufacturing applications that manage, monitor and coordinate equipment, material and operators. These object-based tools are designed to provide an integrated environment for building and deploying applications that are independent of specific manufacturing devices, hardware platforms and databases.

ENGINEERING DATA ANALYSIS

     RS/Series and Cornerstone provide applied statistical software for engineers who manage complex manufacturing processes.

MAINTENANCE MANAGEMENT

     Xsite is an integrated software package providing a computerized means of controlling many aspects of maintenance activity, from breakdown analysis and work order control to condition monitoring and preventive maintenance scheduling. The product provides the ability to display and utilize charts, diagrams and drawings.

FAULT DETECTION AND CLASSIFICATION

     Patterns combines event recognition technology with traditional control techniques to provide real-time equipment monitoring, fault detection, and end-point detection. Patterns can be used with different types of equipment in different manufacturing processes.

PROCESS DEVELOPMENT

     Starfire is a software solution for process characterization and process optimization. Starfire systematically leverages expertise of manufacturing development teams and engineers to employ statistical and analysis methods.

CUSTOMERS

     Brooks' customers for wafer and flat panel display substrate handling systems are primarily original equipment manufacturers ("OEMs") and semiconductor manufacturers who are constructing new and/or retrofitting existing vacuum and atmospheric automation of their process equipment or developing advanced process equipment for internal use. Brooks' customers for factory automation software and factory interface solutions are primarily semiconductor manufacturers. The Company's customers are primarily located in the United States, Japan, South Korea, Europe, Southeast Asia and Taiwan. Brooks markets its developing family of atmospheric central wafer handling equipment to its existing customers in the vacuum and flat panel display markets and to potential new customers.

     Relatively few customers account for a substantial portion of Brooks' revenues. Sales to the Company's ten largest customers, which include Lam Research Corporation ("Lam"), Brooks largest customer, and to Lam, as a percentage of total sales are as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Ten largest customers                                           43%       52%       52%
Lam Research Corporation                                        11%       13%       14%

     A reduction or delay in orders from Lam or other significant customers could have a material adverse effect on Brooks' results of operations. See Note 11, "Segment and Geographic Information," of the consolidated financial statements for further discussion of the Company's sales by geographic region and of the Company's revenues, income and assets by financial reporting segment.

     Brooks derives a significant amount of its total revenues from direct foreign sales. Revenues outside the United States were approximately 49%, 42% and 44% of total revenues for the years ended September 30, 2000, 1999 and 1998, respectively.

     The Company expects foreign revenues to continue to represent a significant percentage of total revenues in the foreseeable future. Brooks cannot guarantee that geographical revenue rates in the foreseeable future will be comparable to those achieved in recent years. See "Factors That May Affect Future
Results -- Brooks Conducts Its Business Internationally, Which Exposes It to a Number of Difficulties in Coordinating Its Activities Outside the United States and in Dealing with Multiple Regulatory Environments" for a discussion of additional factors which could adversely affect foreign revenues.

MARKETING, SALES AND CUSTOMER SUPPORT

     Brooks markets and sells its tool and factory automation hardware and software solutions for factory performance optimization in the United States, Japan, South Korea, Taiwan, Southeast Asia and Europe through its direct sales and marketing organization. The selling process for Brooks' products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different organization levels to provide planning and product customization and to assure open communication and support. Brooks also utilizes a network of value-added integration partners to provide implementation and integration services for its factory automation software products.

     The Company's marketing activities also include participation in trade shows, publication of articles in trade journals, seminars, participation in industry forums and distribution of sales literature. To enhance this communication and support, particularly with its international customers, Brooks maintains technology and implementation centers in the United States, British Columbia, Japan, South Korea, Taiwan, Singapore, Malaysia, the United Kingdom and Germany. These facilities, together with Brooks' headquarters, maintain demonstration equipment for customers to evaluate. Customers are also encouraged to discuss the features and applications of Brooks' demonstration equipment with Brooks' engineers located at these facilities. The Company maintains a number of regional sales and service centers throughout the world.

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

     Brooks' sale of its products for the flat panel display process equipment market is heavily dependent upon its penetration of the Japanese market. Brooks continues to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, Brooks may be at a competitive disadvantage to Japanese suppliers.

     Brooks believes that the primary competition for its factory automation software business is from several semiconductor-focused application software companies and a larger number of systems integrators.

     Brooks believes that the primary competitive factors in the end-user market for factory automation software and process control software are breadth of solution offerings, product functionality, degree of integration, price/ performance, ease of implementation, hardware and software platform compatibility, vendor reputation and financial stability. Brooks believes its products currently compete favorably with other systems on the primary factors listed above. Brooks also believes that the relative importance of these competitive factors may change over time. Brooks experiences direct competition in the semiconductor factory automation market industry from various competitors, including Applied Materials-Consilium, PRI-Promis, IBM and numerous small independent software companies.

     Brooks believes that the competitive factors in the factory interface market are technical and technological capabilities reliability, price/performance, and global sales and support capability. Furthermore, Brooks believes that it distinguishes itself from its competitors through product innovations, technological experience and solid skill base, wide product range and perceived excellence in performance of products and services, quality and reliability. Brooks' robots are easy to use and flexible and are being maintained by a globally trained, skilled field service support organization. The effectiveness of marketing, sales and price secure the Company's competitive position in the market. In this market, Brooks encounters direct competition from Asyst, Fortrend and Kensington. Some of these competitors have extensive engineering, manufacturing and marketing capabilities.

RESEARCH AND DEVELOPMENT

     Brooks' research and development efforts are focused on developing new products for the semiconductor, data storage and flat panel display process equipment industries and further enhancing the functionality, degree of integration, reliability and performance of existing products. Brooks' engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their counterparts in customer organizations and have used these relationships to identify market demands and target Brooks' research and development to meet those demands. Brooks' current research and development efforts include the continued development and enhancement of Brooks' semiconductor and flat panel display products, including Gemini Express vacuum central wafer handling systems and modules, fourth generation flat panel display substrate handling systems and modules, 300mm loadport modules, integrated equipment front-end modules, atmospheric handling systems and modules, manufacturing execution system, station control software, advanced tool control solutions, advanced process control solutions, factory scheduling and dispatching solutions and material handling control software. Furthermore, the Company is investing in a common information systems framework to provide ease of integration across these applications. The Company also maintains relationships with IC manufacturers and equipment suppliers to define hardware and software solutions for equipment front-end automation, contamination control, logistic management, material tracking and equipment integration.

MANUFACTURING

     Brooks' manufacturing operations consist primarily of product assembly, integration, and testing. Brooks has adopted stringent quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of its products. The Company's facilities in Chelmsford, MA, Germany and Scotland are ISO 9001 certified.

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

PATENTS AND PROPRIETARY RIGHTS

     Brooks relies upon trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing agreements to protect its technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, Brooks believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is Brooks' policy to require all technical and management personnel to enter into nondisclosure agreements. Brooks cannot guarantee that these efforts will meaningfully protect its trade secrets.

     Brooks has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. Brooks cannot guarantee that any patent obtained will provide protection or be of commercial benefit to Brooks. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques, As of September 30, 2000, Brooks had obtained 76 United States patents and had 42 United States patent applications pending on its behalf. In addition, Brooks had obtained 78 foreign patents and had 161 foreign patent applications pending on its behalf. Brooks' United States patents expire at various times from 2005 to 2019. Brooks cannot guarantee that its pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to those of Brooks. These patent applications may have priority over patent applications filed by Brooks.

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

BACKLOG

     Backlog for Brooks' products as of September 30, 2000, totaled $118.2 million. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for the Company's automation systems segment and factory automation solutions segment was $79.8 million and $38.4 million, respectively, at September 30, 2000. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of Brooks' revenues for any future period. A substantial percentage of current business generates no backlog because the Company delivers its products and services in the same period in which the order is received.

EMPLOYEES

     At September 30, 2000, Brooks had approximately 1,600 employees. Brooks believes its future success will depend in large part on its ability to attract and retain highly skilled employees. Approximately 150 employees in the Company's Jena, Germany facility are covered by a collective bargaining agreement. Brooks considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

     Brooks corporate headquarters and primary manufacturing facility is located in two buildings, comprising the Brooks campus, in Chelmsford, Massachusetts. Brooks maintains additional manufacturing facilities, all of which are leased. Information on these facilities is in the table below:

                                                                  SQUARE FOOTAGE
LOCATION                                  FUNCTIONS                  (APPROX)       LEASE EXPIRATION
--------                                  ---------               --------------    ----------------
Chelmsford, Massachusetts       Corporate headquarters,              131,000        June 2010
                                manufacturing, training,
                                software development
Chelmsford, Massachusetts       Manufacturing, R&D-hardware           80,000        June 2010
                                and software
Tempe, Arizona                  Manufacturing                         10,000        January 2001
Richmond, Canada                Manufacturing, training               41,000        October 2002
Burbank, California             Manufacturing, sales and              41,000        January 2001
                                support, R&D-hardware
San Jose, California            Manufacturing, R&D-hardware           15,000        November 2001
                                and software
Colorado Springs, Colorado      Manufacturing, training, R&D-         14,000        April 2004
                                hardware and software
Jena, Germany                   Manufacturing                         22,000        December 2002

     The Company's automation systems segment utilizes the manufacturing facilities in Massachusetts, Arizona, California, Colorado and Germany. The Company's factory automation solutions segment utilizes the manufacturing facility in Canada.

     Brooks maintains additional sales and service offices in Japan, South Korea, Taiwan and the United Kingdom. Brooks maintains sales offices in Florida, Indiana, Massachusetts, Michigan, New Mexico, New York, Oregon, Pennsylvania, Texas, Utah, France, Germany, Malaysia and Singapore. Training is also provided at the majority of these sites. The sales, service and training locations serve both of the Company's segments.

ITEM 3.  LEGAL PROCEEDINGS

     Brooks is not a party to any material pending legal proceedings. See "Patents and Proprietary Rights," in Part I, Item 1, "Business," for a description of certain potential patent disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "BRKS". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock, as reported by the Nasdaq National Market:

                                                               HIGH      LOW
                                                              ------    ------
Fiscal year ended September 30, 2000
  First quarter                                               $34.25    $16.69
  Second quarter                                              $83.25    $29.75
  Third quarter                                               $91.88    $37.00
  Fourth quarter                                              $69.38    $29.63
Fiscal year ended September 30, 1999
  First quarter                                               $17.44    $ 8.25
  Second quarter                                              $26.38    $14.50
  Third quarter                                               $28.38    $16.75
  Fourth quarter                                              $31.00    $17.38

NUMBER OF HOLDERS

     As of November 30, 2000, there were 300 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     Other than dividends paid by one of our subsidiaries prior to its acquisition by Brooks, Brooks has never paid or declared any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. Brooks' current policy is to retain all of its earnings to finance future growth.

ISSUANCE OF UNREGISTERED COMMON STOCK

     On January 6, 2000, Brooks completed the acquisition of the businesses of Auto-Soft Corporation and Auto Simulations, Inc. from Daifuku America Corporation in exchange for cash and 535,404 shares of Brooks common stock, subject to adjustment. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

     On May 5, 2000, Brooks completed the acquisition of Irvine Optical Company LLC in exchange for 309,013 shares of Brooks common stock, subject to adjustment. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

     On June 23, 2000, Brooks completed the acquisition of substantially all of the assets of MiTeX Solutions, Inc. in exchange for cash and 5,486 shares of Brooks common stock, subject to adjustment. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       YEAR ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------
                                      2000(2)     1999(1)(3)    1998(1)     1997(1)     1996(1)
                                      --------    ----------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues(4)                           $321,099     $114,955     $117,290    $126,572    $126,213
Gross profit                          $149,735     $ 49,821     $ 33,257    $ 52,007    $ 60,530
Income (loss) from operations         $ 16,845     $(12,307)    $(29,316)   $ (1,728)   $ 11,483
Income (loss) before income taxes
  and minority interests              $ 25,232     $(10,897)    $(27,996)   $ (3,168)   $ 11,176
Net income (loss)                     $ 12,753     $ (9,842)    $(23,315)   $ (3,635)   $  7,245
Accretion and dividends on preferred
  stock                               $     --     $    654     $  1,420    $  1,005    $    521
Net income (loss) attributable to
  common stockholders                 $ 12,753     $(10,496)    $(24,735)   $ (4,640)   $  6,724
Diluted earnings (loss) per share     $   0.78     $  (0.94)    $  (2.39)   $  (0.59)   $   0.71
Shares used in computing diluted
  earnings (loss) per share             16,351       11,192       10,337       7,880       9,468

                                                          AS OF SEPTEMBER 30,
                                       ---------------------------------------------------------
                                         2000       1999(1)      1998(1)     1997(1)     1996(1)
                                       --------    ----------    --------    --------    -------
                                                            (IN THOUSANDS)
Total assets                           $513,128     $193,800     $157,755    $179,277    $88,576
Working capital                        $303,080     $105,394     $104,176    $119,165    $37,279
Notes payable and revolving credit
  facilities                           $ 16,000     $  5,813     $  4,348    $  3,703    $    --
Current portion of long-term debt and
  capital lease obligations            $    519     $    537     $    511    $  1,327    $ 5,254
Long-term debt and capital lease
  obligations (less current portion)
  and senior subordinated note         $    282     $  6,679     $  9,038    $  6,210    $ 1,647
Redeemable convertible preferred
  stock                                $     --     $     --     $  3,562    $ 13,029    $ 9,831
Members' capital                       $     --     $    930     $  1,134    $    195    $    --
Stockholders' equity                   $413,854     $138,741     $116,810    $128,664    $49,779

                                                     FIRST         SECOND        THIRD         FOURTH
                                                   QUARTER(1)    QUARTER(1)    QUARTER(1)    QUARTER(1)
                                                   ----------    ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED SEPTEMBER 30, 2000
Revenues(5)                                         $54,396       $79,557       $87,827       $99,319
Gross profit                                        $26,347       $36,131       $39,915       $47,342
Net income                                          $ 3,004       $ 1,873       $ 2,486       $ 5,390
Net income attributable to common stockholders      $ 3,004       $ 1,873       $ 2,486       $ 5,390
Diluted earnings per share                          $  0.22       $  0.12       $  0.14       $  0.29
YEAR ENDED SEPTEMBER 30, 1999
Revenues(6)                                         $21,584       $26,281       $29,054       $38,036
Gross profit                                        $ 8,863       $11,246       $12,291       $17,421
Net loss                                            $(2,455)      $(1,055)      $(1,209)      $(5,123)
Net loss attributable to common stockholders        $(2,680)      $(1,217)      $(1,371)      $(5,228)
Diluted loss per share                              $ (0.24)      $ (0.11)      $ (0.12)      $ (0.46)

---------------
(1) Amounts have been restated to reflect the acquisition of Irvine Optical Company LLC in a pooling of interests transaction effective May 5, 2000.

(2) Amounts include results of operations of the Infab Division of Jenoptik AG (acquired September 30, 1999), Auto-Soft Corporation and AutoSimulations, Inc. (acquired January 6, 2000) and MiTeX Solutions (acquired June 23, 2000) for the periods subsequent to their respective acquisitions.

(3) Amounts include results of operations of Domain Manufacturing Corporation (acquired June 30, 1999) and Hanyon Technology, Inc. (acquired April 21,
    1999) for the periods subsequent to their respective acquisitions.

(4) Includes revenues from a related party of $36.9 million, $15.3 million, $15.9 million, $19.1 million and $10.5 million in the years ended September 30, 2000, 1999, 1998, 1997 and 1996, respectively.

(5) Includes revenues from a related party of $7.0 million, $8.5 million, $9.9 million and $11.5 million in the first, second, third and fourth quarters of the fiscal year ended September 30, 2000, respectively.

(6) Includes revenues from a related party of $0.7 million, $3.4 million, $5.5 million and $5.7 million in the first, second, third and fourth quarters of the fiscal year ended September 30, 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" which involve know risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Brooks to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include the factors that may affect future results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

OVERVIEW

     The predecessor Brooks was organized in February 1989 and acquired the semiconductor wafer handling business of the Brooks Automation Division of Aeronca Electronics, Inc., a subsidiary of Fleet Aerospace Corporation, in March 1989.

     Brooks is a leading supplier of tool and factory hardware and software automation solutions for the global semiconductor, data storage, and flat panel display manufacturing industries. Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company's offerings have evolved from individual robots used to optimize fab performance. In 1998 and 1999 the Company diversified and entered the factory automation market, beginning with the acquisition of FASTech Integration, Inc. Through a recent series of acquisitions Brooks has emerged as one of the leading suppliers of factory automation software and hardware solutions to end users in these markets.

     In 1992, the Company introduced the family of vacuum central wafer handling systems and modules that forms the foundation of the Company's current business. In 1994, the Company introduced a similar family of systems and modules for flat panel display substrates, including a next-generation magnetically driven vacuum transfer robot. In 1996, the Company acquire Techware Systems Corporation ("Techware"), a designer and supplier of integrated equipment control software for the semiconductor and related industries, expanding its software and control capability. In 1997, the Company introduced a line of products for the atmospheric handling market, including in-line and controlled environment systems, robots, aligners and traversers. In 1998, the Company acquired FASTech Integration, Inc. ("FASTech"), a designer and supplier of top-to-bottom integrated Manufacturing Execution Systems ("MES") software solutions. Both of these acquisitions were accounted for under the pooling of interests methods.

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

     On September 30, 1999, the Company completed the acquisition of certain assets of the Infab Division ("Infab") of Jenoptik AG, a leading supplier of advanced factory interface systems. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and Cash Flows contain the results of Infab for the periods subsequent to the date of its acquisition.

     On May 5, 2000, the Company acquired Irvine Optical Company LLC ("Irvine Optical"). Irvine Optical is a manufacturer of micro/macro inspection, wafer handling, and sorting and control equipment, primarily for the semiconductor industry. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of Irvine Optical for all periods prior to the acquisition.

     On January 6, 2000, the Company completed the acquisition of the businesses of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. ASC is a material handling software and systems integration company. ASC is a robotic and material handling simulation, schedule and real time dispatching software company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2000 include the results of ASC and ASI for the period subsequent to their acquisition.

     On June 23, 2000, the Company acquired the assets of MiTeX Solutions ("MiTeX"), a provider of run-to-run control technology. The acquisition was accounted for using the purchase method of accounting. The Company's Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2000 include the results of MiTeX for the period from July 1, 2000 to September 30, 2000. The results of operations of MiTeX for the period from acquisition to June 30, 2000, are not material to the consolidated results of the Company.

     In June 1999, the Company formed a joint venture in Korea with Samsung Electronics. This joint venture is 70% owned by the Company and 30% owned by Samsung, and has been organized to design, develop, and manufacture atmospheric flat panel display loaders along with other products. The Company consolidated fully the financial position and results of operations of the joint venture and accounts for the minority interest in the financial statements.

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

     The Company's business is highly dependent upon the capital expenditures of semiconductor and flat panel display manufacturers which historically have been cyclical, and the Company's ability to develop, manufacture and sell new products and product enhancements. The Company's revenues grew substantially in fiscal 2000 compared to fiscal 1999 due in large part to high levels of capital expenditures of semiconductor manufacturers. The Company cannot guarantee that these levels of expenditure will be sustained in fiscal 2001. The Company's results will also be affected, especially when measured on a quarterly basis, by the volume, composition and timing of orders, conditions in industries served by the Company, competition and general economic conditions.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000, COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

     The Company reported net income of $12.8 million for the year ended September 30, 2000, compared to a net loss of $9.8 million in the previous year. The results for the year ended September 30, 2000 include $18.5 million of amortization of acquired intangible assets and $0.6 million of acquisition-related charges. The Company's net loss attributable to common stockholders in the previous year includes $0.6 million of amortization of acquired intangible assets, $5.3 million of acquisition-related and restructuring charges and other costs and $0.7 million of accretion and dividends on preferred stock. There was no accretion or dividends on preferred stock in the year ended September 30, 2000.

REVENUES

     The Company reported revenues of $321.1 million in the year ended September 30, 2000, compared to $115.0 million in the previous year, a 179.3% increase. The overall increase is principally attributable to the strength in both the original equipment manufacturer ("OEM") and end user markets and incremental revenue from acquisitions. This Company experienced growth in all of the geographic regions in which it operates. Both the automation systems segment and the factory automation solutions segment increased from the prior year, by 159.8% and 252.6%, respectively.

     Product revenues increased $174.8 million, or 187.0%, to $268.3 million in the year ended September 30, 2000, from $93.5 million in the previous fiscal year. This growth is primarily attributable to the overall strength in the OEM and End User markets and acquisitions.

     Service revenues increased $31.3 million, or 146.0%, to $52.8 million. This increase is primarily attributable to internal growth and the Company's acquisitions.

     Revenues outside the United States were $155.8 million, or 48.5% of revenues, and $48.0 million, or 41.7% of revenues, in the years ended September 30, 2000 and 1999, respectively. The increase is primarily the result of the Company's expanded global presence from its recent acquisitions. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues, particularly from Asia, will remain a strong component of the Company's total revenues.

GROSS MARGIN

     Gross margin increased to 46.6% for the year ended September 30, 2000, compared to 43.3% for the previous year. The Company's automation systems segment gross margin increased to 38.9% in the year ended September 30, 2000, from 34.3% in the prior year, and is primarily the result of operational efficiencies and change in product mix. This increase was partially offset by a decrease in gross margin of the Company's factory automation solutions segment, to 68.0% in the year ended September 30, 2000, from 77.4% in the prior year. This segment's gross margin decline is primarily attributable to the acquired service business of ASC, which has a historically lower margin structure than that of the segment. In future years, gross margin may be adversely affected by changes in product mix and/or price competition.

     Gross margin on product revenues was 49.3% for the year ended September 30, 2000. Gross margin on product revenues for the year ended September 30, 1999, which included charges aggregating $1.6 million, comprised of $1.0 million to provide additional reserves for slow-moving and obsolete inventories and $0.6 million of additional depreciation expense, was 44.8%. Excluding these charges, gross margin for the year ended September 30, 1999, was 46.5%. The increase is primarily attributable to improvements in manufacturing capacity utilization and the acquisition of higher margin software product businesses, partially offset by the Infab operations' historically lower margin structure.

     Gross margin on service revenues decreased to 33.0% for the year ended September 30, 2000, from 36.8% in the previous year. The decrease is primarily a result of business mix, combined with ASC's historically lower margin structure. Included in the cost of service revenues are global customer support costs, consisting primarily of personnel costs and travel expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the year ended September 30, 2000, were $42.9 million, an increase of $18.9 million, compared to $24.0 million in the previous year. However, research and development expenses decreased as a percentage of revenues, to 13.4%, from 20.9% in fiscal 1999. The increase in absolute spending is the result of the research and development efforts related to the Company's recent acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to the next generation vacuum wafer handling products, partially offset by the elimination of redundant research and development programs. The Company plans to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $70.9 million for the year ended September 30, 2000, an increase of $36.5 million, compared to $34.4 million in the previous year. However, selling, general and administrative expenses decreased as a percentage of revenues, to 22.1% in the year ended September 30, 2000, from 30.0% in the previous year. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements, while the improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base. The Company expects that future expenditure levels will continue at or above current levels to support its worldwide sales and administrative organizations.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

     Amortization expense for acquired intangible assets totaled $18.5 million for the year ended September 30, 2000, and relates to acquired intangible assets from the June 23, 2000 Mitex acquisition, the January 6, 2000 ASC and ASI acquisition, the Infab, Domain and Hanyon acquisitions, all of which occurred during the second half of fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets was $0.6 million in the year ended September 30, 1999, and relates to the Domain and Hanyon acquisitions and Irvine Optical.

ACQUISITION-RELATED AND RESTRUCTURING COSTS

     Acquisition-related charges of $0.6 million in the year ended September 30, 2000, relate primarily to transaction costs in connection with the acquisition of Irvine Optical. In fiscal 1999, the Company incurred acquisition-related and restructuring costs of $3.1 million, comprised of $1.2 million for transaction costs related to the Smart Machines acquisition, $0.3 million for severance costs and $1.6 million for the write-off of certain fixed assets.

INTEREST INCOME AND EXPENSE

     Interest income increased by $6.6 million, to $9.7 million, in the year ended September 30, 2000, compared to the previous year. This increase is due primarily to higher cash and investment asset balances which resulted from the Company's public offering of shares of common stock in March 2000. Interest expense of $1.3 million and $1.5 million for the years ended September 30, 2000 and 1999, respectively, relates primarily to Irvine Optical's debt, which was discharged on May 6, 2000. Fiscal 2000 interest expense also includes interest on the Company's note payable to Daifuku America issued as part of the consideration for ASC and ASI.

INCOME TAX PROVISION (BENEFIT)

     The Company recorded net income tax expense of $12.8 million for the year ended September 30, 2000, and net income tax benefits of $1.0 million for the year ended September 30, 1999. The fiscal 2000 tax provision is attributable to federal, state, foreign and withholding taxes. Federal and state taxes have been reduced for net operating losses, research and development tax credits and a foreign sales corporation benefit. The tax benefit recorded in fiscal 1999 is primarily due to anticipated future tax benefit of domestic net operating losses and research and development credits, partially offset by a $1.6 million increase in the deferred tax asset valuation allowance.

YEAR ENDED SEPTEMBER 30, 1999, COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

     The Company reported a net loss of $9.8 million for the year ended September 30, 1999 (including $0.6 million of amortization of acquired intangible assets and $5.3 million of acquisition-related and restructuring charges and other costs), compared to a net loss of $23.3 million in the previous year (including $0.2 million of amortization of acquired intangible assets and $11.8 million of acquisition-related and restructuring charges and other costs). The Company reported net losses attributable to common stockholders (after dividends and accretion on preferred stock) of $10.5 million and $24.7 million for the years ended September 30, 1999 and 1998, respectively.

REVENUES

     The Company reported revenues of $115.0 million in the year ended September 30, 1999, compared to $117.3 million in the previous year, a 2.0% decline. However, excluding the results of Irvine Optical, revenues increased 3.6%, to $103.9 million in the year ended September 30, 1999, from $100.3 million in the previous year. The decrease in total revenue is attributable to the automation systems segment, which includes Irvine Optical, partially offset by an increase in the factory automation solutions segment's revenue.

     Product revenues decreased $4.4 million, or 4.5%, to $93.5 million in the year ended September 30, 1999, from $97.9 million in the previous fiscal year. The decline is the net result of Irvine Optical's lower revenues, partially offset by improving 200mm revenues.

     Service revenues increased $2.1 million, or 10.7%, to $21.5 million. This increase is primarily attributable to the Company's acquisitions and the impact of those acquisitions on consulting services associated with factory automation. Revenues outside the United States were $48.0 million, or 41.7% of revenues, and $51.9 million, or 44.3% of revenues, in the years ended September 30, 1999 and 1998, respectively.

GROSS MARGIN

     Gross margin increased to 43.3% for the year ended September 30, 1999, compared to 28.3% for the previous year. Both of the Company's segments showed improved gross margin performance. The Company's automation systems segment gross margin increased to 34.3% in the year ended September 30, 1999, from 22.0% in the prior year. This increase is primarily the result of improved manufacturing capacity utilization. The Company's factory automation solutions segment gross margin was 77.4% in the year ended September 30, 1999, an increase from 66.8% in the previous year. This increase is primarily due to the acquisition of higher margin software product businesses.

     Gross margin on product revenues increased to 44.8% for the year ended September 30, 1999, from 25.9% in the previous year. Included in the cost of product revenues for the years ended September 30, 1999 and 1998 are charges of $1.6 million and $6.6 million, respectively, for acquisition-related, restructuring and other costs. The fiscal 1999 charges are comprised of a $1.0 million charge to provide additional reserves for slow-moving and obsolete inventories and $0.6 million of additional depreciation expense, while the fiscal 1998 charge was comprised of $6.2 million to provide additional reserves for slow-moving and obsolete inventories, $0.3 million for additional depreciation costs and $0.1 million for severance costs. Excluding these costs, gross margin on product revenues was 46.5% and 32.7% for the years ended September 30, 1999 and 1998, respectively.

     Gross margin on service revenues decreased to 36.8% for the year ended September 30, 1999, from 40.5% in the previous year. Included in the cost of service revenues are global customer support costs, consisting primarily of personnel costs and travel expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the year ended September 30, 1999 were $24.0 million, a decrease of $3.0 million, from $27.0 million in the previous year. Research and development expenses also decreased as a percentage of revenues, to 20.9% in the year ended September 30, 1999, compared to 23.0% in the previous year. The spending decrease was the effect of reduced personnel costs and other related spending associated with the changing mix of supported technologies.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 8.9%, to $34.4 million for the year ended September 30, 1999, compared to $31.6 million in the previous year. Selling, general and administrative expenses also increased as a percentage of revenues, to 30.0% in the year ended September 30, 1999, from 27.0% in the previous year. Fiscal 1999 expenses included $0.2 million for additional depreciation expense and fiscal 1998 expenses included $1.0 million for additional accounts receivable reserves and additional depreciation expense.

The spending increase is due to expanded sales and marketing activities as well as increased general and administration support costs associated with the Company's acquisitions and infrastructure improvements completed in 1999.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

     Amortization expense for acquired intangible assets totaled $0.6 million for the year ended September 30, 1999, and relates to the Infab, Domain and Hanyon acquisitions, all of which occurred during the second half of fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets was $0.2 million for the year ended September 30, 1998, and is attributable to Irvine Optical.

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

INTEREST INCOME AND EXPENSE

     Interest income decreased by 13.2%, to $3.2 million, in the year ended September 30, 1999, compared to $3.6 million in the previous year, due primarily to lower cash and investment asset balances. Interest expense decreased by 34.1%, to $1.5 million in the year ended September 30, 1999, from $2.3 million in the previous year. Fiscal 1998 interest expense includes $0.3 million to retire debt in conjunction with the acquisition of FASTech. The decrease is primarily attributable to reduced borrowings and the aforementioned fiscal 1998 debt retirement charge.

INCOME TAX BENEFIT

     The Company recorded net tax benefits of $1.0 million and $4.7 million in the years ended September 30, 1999 and 1998, respectively. These tax benefits are primarily due to anticipated future tax benefit of domestic net operating losses and research and development credits, which were partially offset by $1.6 million and $3.8 million increases in the deferred tax asset valuation allowance in fiscal 1999 and fiscal 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $131.2 million at September 30, 2000, an increase of $64.8 million from September 30, 1999. The Company realized proceeds, net of issuance costs, of $220.5 million from a public offering of shares of its common stock in March 2000. In connection with its acquisition of ASC and ASI on January 6, 2000, the Company paid Daifuku America $27.0 million in cash and issued Daifuku America a note in the amount of $16.0 million, which is due on January 6, 2001. The Company has invested net $103.0 million of excess cash in short- and long-term marketable securities. At September 30, 2000, $88.0 million was invested in marketable securities with maturities of one year or less and $15.0 million in marketable securities which will mature October 1, 2001 or later.

     Cash used in operations was $13.2 million, and is primarily attributable to increases in accounts receivable, inventories and prepaid expenses and other current assets of $50.6 million, $26.8 million and $7.8 million, respectively, partially offset by depreciation and amortization of $30.2 million, and increases of $12.0 million in accounts payable, $8.4 million in deferred revenue, $9.7 million in accrued compensation and benefits and $8.7 million in accrued expenses and other current liabilities. The increase in accounts receivable and inventories is primarily attributable to the Company's recent rapid growth. The Company's increased sales, particularly in Asia, combined with a greater number of long-term contracts, have also contributed to the increase in accounts receivable.

     Cash used in investing activities was $141.9 million, and was principally comprised of $118.0 million for the purchase of marketable securities, partially offset by $15.0 million of marketable securities sold/matured, $24.4 million used for the purchase of businesses, net of cash acquired (primarily the acquisition of ASC and ASI) and $13.7 million used for capital additions, primarily in its telecommunications systems infrastructure and for computer requirements, including expenditures needed to accommodate the Company's expanding capacity needs, such as the completion this year of its additional facility in Chelmsford, Massachusetts.

     Cash provided by financing activities was $220.1 million, comprised of $220.5 million of proceeds from the public offering of common stock, net of $12.9 million of issuance costs, and $5.4 million of proceeds from the exercise of common stock options and the employee stock purchase plan. The total proceeds of $225.9 million from the issuance of common stock were partially offset by $5.3 million for net repayments on the revolving credit facility of an acquired entity and $0.5 million for the payment of long-term debt of the Company.

     While the Company has no significant capital commitments, as it expands its product offerings and prepares for expected growth, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

     The Company terminated its $30.0 million unsecured revolving credit facility and entered into a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. The Company transferred all of its outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At September 30, 2000, $1.3 million of the facility was in use, all of it for letters of credit.

     The Company believes that its existing resources will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for at least the next twelve months. The sufficiency of the Company's resources to fund its needs for capital is subject to known and unknown risks, uncertainties and other factors which may have a material adverse effect on the Company's business, including without limitation, the factors discussed under "Factors That May Affect Future Results."

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Application of this pronouncement has not had a material impact on the Company's financial position or results of operations.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In

June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will now be required in the Company's fourth quarter of fiscal 2001. The Company is currently determining the impact that SAB 101 may have on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement was amended by the issuance of Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement was further amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company's management anticipates that the adoption of FAS 133 will not have a significant effect on the Company's results or operations or financial position, as the Company currently does not utilize derivative instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by Brooks or statements made by its employees may contain forward-looking information that involves substantial known and unknown risks and uncertainties such as those described below that could cause actual results to differ materially from targets or projected results.

     You should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. While these are the risks and uncertainties we believe are most important for you to consider, you should know that they are not the only risks or uncertainties facing us or which may adversely affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and you could you lose all or part of the money you paid to buy our common stock.

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

     We Rely on a Small Number of Customers for a Large Portion of our Revenues. We receive a significant portion of our revenues in each fiscal period from a limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, would adversely affect our business. Sales to our ten largest customers accounted for approximately 43% and 52% of total revenues in the years ended September 30, 2000 and 1999, respectively. Sales to Lam Research Corporation, our largest customer, accounted for approximately 11% and 13% of total revenues in the years ended September 30, 2000 and 1999, respectively.

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

     Our International Business Operations Expose Us to a Number of Difficulties in Coordinating Our Activities Abroad and in Dealing with Multiple Regulatory Environments. Approximately 49% and 42% of our total revenues were derived from customers located outside North America in the years ended September 30, 2000 and 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues. Our vendors are located in several different foreign countries. As a result of our international business operations, we are subject to various risks, including:

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

     To support our international customers, we maintain locations in several countries, including Canada, Germany, Japan, Malaysia, Singapore, South Korea, Taiwan, France and the United Kingdom. We cannot guarantee that we will be able to manage these operations effectively. We cannot assure you that our investment in these international operations will enable us to compete successfully in international markets or to meet the service and support needs of our customers, some of whom are located in countries where we have no infrastructure.

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

     Our Future Growth Relies in Part on the Commercial Adoption of 300mm Wafer Technology, Which is Progressing More Slowly Than Expected, and Competition for 300mm Orders May Be Intense. Our future growth relies in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. Any significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly reduce our opportunities for future growth. Moreover, continued delay in transition to 300mm technology could permit our competitors to introduce competing or superior 300mm products. Competition, including price competition, for such 300mm orders could be vigorous and could harm our results of operations.

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

     We entered into the factory automation software business in fiscal 1999. We believe a portion of our revenues from this business is dependent on achieving project milestones. As a result, our revenue from this business will be subject to fluctuations depending upon a number of factors, including whether we can achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

     The Volatility of Our Stock Price Could Adversely Affect an Investment in Our Stock. The market price of our common stock has fluctuated widely. For example, between April 14, 2000 and April 28, 2000, the closing price of our common stock rose from approximately $62.38 to $89.69 per share. Between April 28, 2000 and May 31, 2000, the price of our common stock dropped from approximately $89.69 to $39.75 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

     The Company believes within a 95% confidence level that its overall interest exposure at September 30, 2000, including all interest rate sensitive instruments, a near-term change in interest rates, based on historical interest rate movements, would not materially affect the consolidated results of operations or financial position.

CURRENCY RATE EXPOSURE

     Brooks' foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of Brooks' international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Brooks' international subsidiaries is the local currency, foreign translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' equity. To the extent Brooks expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Brooks will be exposed to increased risk of currency fluctuation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reports of Independent Accountants                             40
    Report of Independent Auditors                                 41
    Consolidated Balance Sheets as of September 30, 2000 and
      1999                                                         42
    Consolidated Statements of Operations for the three years
      ended September 30, 2000, 1999 and 1998                      43
    Consolidated Statements of Changes in Stockholders' Equity
      for the three years ended September 30, 2000, 1999 and
      1998                                                         44
    Consolidated Statements of Cash Flows for the three years
      ended September 30, 2000, 1999 and 1998                      45
    Notes to Consolidated Financial Statement                      47
    FINANCIAL STATEMENT SCHEDULES:
      Schedule II - Valuation and Qualifying Accounts and
         Reserves                                                  70

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Brooks Automation, Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Irvine Optical Company LLC, a wholly owned subsidiary acquired through a pooling of interests during the year ended September 30, 2000, which statements reflect total assets of $16,492,000 as of December 31, 1999, and total revenues of $11,049,000 and $17,038,000 for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Irvine Optical Company LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
November 15, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Members
Irvine Optical Company, LLC

     We have audited the balance sheets of Irvine Optical Company, LLC (the Company) as of December 31, 1999 and 1998, and the related statements of operations, members' deficit, and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     The financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's ability to generate sufficient revenue and ultimately achieve profitable operations is uncertain. The Company's future prospects depend upon its ability to demonstrate sustained product sales and to generate sufficient working capital through new financing and/or operating cash flows, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
                                                  /s/ ERNST & YOUNG LLP

March 3, 2000, except for Note 4
as to which the date is March 31, 2000

                            BROOKS AUTOMATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets
  Cash and cash equivalents                                   $131,203     $ 66,366
  Marketable securities                                         88,034           --
  Accounts receivable, net, including related party
     receivables of $6,820 and $3,384, respectively             92,779       35,570
  Inventories                                                   56,975       38,274
  Prepaid expenses and other current assets                      8,441        3,580
  Deferred income taxes                                         17,952        6,542
                                                              --------     --------
          Total current assets                                 395,384      150,332
Fixed assets, net                                               24,899       18,185
Intangible assets, net                                          60,263       16,842
Long-term marketable securities                                 15,000           --
Deferred income taxes                                           13,361        4,192
Other assets                                                     4,221        4,249
                                                              --------     --------
            Total assets                                      $513,128     $193,800
                                                              ========     ========
LIABILITIES, MINORITY INTERESTS, MEMBERS' CAPITAL AND
  STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                               $ 16,000     $    213
  Revolving line of credit                                          --        5,600
  Current portion of long-term debt
     and capital lease obligations                                 519          537
  Accounts payable                                              20,874       12,472
  Deferred revenue                                              17,018        6,879
  Accrued compensation and benefits                             14,407        4,909
  Accrued acquisition-related and restructuring costs              538        3,868
  Accrued income taxes payable                                   9,188        2,093
  Accrued expenses and other current liabilities                13,760        8,367
                                                              --------     --------
          Total current liabilities                             92,304       44,938
Long-term debt and capital lease obligations                       282          801
Senior subordinated note payable                                    --        5,878
Deferred income taxes                                            5,064          174
Other long-term liabilities                                        438          878
                                                              --------     --------
          Total liabilities                                     98,088       52,669
                                                              --------     --------
Commitments and contingencies
Minority interests                                               1,186        1,460
                                                              --------     --------
Members' capital -- 10,000 units issued and 1,000 units
  outstanding at September 30, 1999                                 --          930
                                                              --------     --------
Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                        --           --
  Common stock, $0.01 par value, 43,000,000 shares
     authorized, 17,218,484 and 12,760,084 shares issued and
     outstanding, respectively                                     172          128
  Additional paid-in capital                                   433,101      168,827
  Deferred compensation                                            (35)         (65)
  Accumulated other comprehensive loss                          (2,942)      (1,093)
  Accumulated deficit                                          (16,442)     (29,056)
                                                              --------     --------
          Total stockholders' equity                           413,854      138,741
                                                              --------     --------
            Total liabilities, minority interests, members'
               capital and stockholders' equity               $513,128     $193,800
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Product, including related party revenues of $36,934,
     $15,255 and $15,913, respectively                         $268,281      $ 93,486      $ 97,894
  Services                                                       52,818        21,469        19,396
                                                               --------      --------      --------
          Total revenues                                        321,099       114,955       117,290
                                                               --------      --------      --------
Cost of revenues
  Product                                                       135,993        51,568        72,495
  Services                                                       35,371        13,566        11,538
                                                               --------      --------      --------
          Total cost of revenues                                171,364        65,134        84,033
                                                               --------      --------      --------
Gross profit                                                    149,735        49,821        33,257
                                                               --------      --------      --------
Operating expenses
  Research and development                                       42,950        24,000        27,023
  Selling, general and administrative                            70,856        34,443        31,621
  Amortization of acquired intangible assets                     18,506           565           207
  Acquisition-related and restructuring charges                     578         3,120         3,722
                                                               --------      --------      --------
          Total operating expenses                              132,890        62,128        62,573
                                                               --------      --------      --------
Income (loss) from operations                                    16,845       (12,307)      (29,316)
Interest income                                                   9,707         3,150         3,629
Interest expense                                                  1,318         1,515         2,300
Other income (expense)                                               (2)         (225)           (9)
                                                               --------      --------      --------
Income (loss) before income taxes and minority interests         25,232       (10,897)      (27,996)
Income tax provision (benefit)                                   12,753        (1,015)       (4,681)
                                                               --------      --------      --------
Income (loss) before minority interests                          12,479        (9,882)      (23,315)
Minority interests in loss of consolidated subsidiary              (274)          (40)           --
                                                               --------      --------      --------
Net income (loss)                                                12,753        (9,842)      (23,315)
Accretion and dividends on preferred stock                           --          (654)       (1,420)
                                                               --------      --------      --------
Net income (loss) attributable to common stockholders          $ 12,753      $(10,496)     $(24,735)
                                                               ========      ========      ========
Earnings (loss) per share
  Basic                                                        $   0.84      $  (0.94)     $  (2.39)
  Diluted                                                      $   0.78      $  (0.94)     $  (2.39)
Shares used in computing earnings (loss) per share
  Basic                                                          15,224        11,192        10,337
  Diluted                                                        16,351        11,192        10,337

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  NONREDEEMABLE
                                   CONVERTIBLE     COMMON     ADDITIONAL
                                    PREFERRED     STOCK AT     PAID-IN       DEFERRED     COMPREHENSIVE
                                      STOCK       PAR VALUE    CAPITAL     COMPENSATION   INCOME (LOSS)
                                  -------------   ---------   ----------   ------------   -------------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance September 30, 1997           $6,619         $102       $120,227      $  (416)
Shares issued under stock option
 and purchase plans (112,694
 shares)                                               1            806
Common stock issued in
 acquisitions (697,695) shares         (152)           7         10,900
Deferred compensation                                              (208)         208
Amortization of deferred
 compensation                                                                     89
Accretion and dividends on
 preferred stock
Revaluation of members' capital
Income tax adjustment from stock
 options                                                           (301)
Comprehensive loss:
 Net loss                                                                                   $(23,315)
 Currency translation
   adjustments                                                                                  (430)
                                                                                            --------
 Comprehensive loss                                                                         $(23,745)
                                                                                            ========
Elimination of FASTech net loss
 for the three months
 ended December 31, 1997
                                     ------         ----       --------      -------
Balance September 30, 1998            6,467          110        131,424         (119)
Shares issued under stock option
 and purchase plans (341,877
 shares)                                               4          1,679
Common stock issued in
 acquisitions (1,410,926 shares)     (6,467)          14         35,594
Amortization of deferred
 compensation                                                                     54
Accretion and dividends on
 preferred stock
Revaluation of members' capital
Income tax benefit from stock
 options                                                            130
Comprehensive loss:
 Net loss                                                                                   $ (9,842)
 Currency translation
   adjustments                                                                                  (557)
                                                                                            --------
     Comprehensive loss                                                                     $(10,399)
                                                                                            ========
Elimination of Smart Machines
 net loss for the three
 months ended December 31, 1998
                                     ------         ----       --------      -------
Balance September 30, 1999               --          128        168,827          (65)
Shares issued under stock option
 and purchase plans and warrants
 (537,997 shares)                                      5          5,397
Common stock offering (3,070,500
 shares)                                              31        220,445
Common stock issued in
 acquisitions (849,903 shares)                         8         21,829
Amortization of deferred
 compensation                                                                     30
Income tax benefit from stock
 options                                                          6,738
Income tax benefit from
 acquisition                                                      9,865
Comprehensive income:
 Net income                                                                                 $ 12,753
 Currency translation
   adjustments                                                                                (1,849)
                                                                                            --------
   Comprehensive income                                                                     $ 10,904
                                                                                            ========
Elimination of Irvine Optical
 net income for the three
 months ended December 31, 1999
                                     ------         ----       --------      -------
Balance September 30, 2000           $   --         $172       $433,101      $   (35)
                                     ======         ====       ========      =======

                                   ACCUMULATED      RETAINED
                                      OTHER         EARNINGS
                                  COMPREHENSIVE   (ACCUMULATED
                                      LOSS          DEFICIT)      TOTAL
                                  -------------   ------------   --------
                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Balance September 30, 1997           $  (106)       $  2,238     $128,664
Shares issued under stock option
 and purchase plans (112,694
 shares)                                                              807
Common stock issued in
 acquisitions (697,695) shares                           147       10,902
Deferred compensation                                                  --
Amortization of deferred
 compensation                                                          89
Accretion and dividends on
 preferred stock                                      (1,420)      (1,420)
Revaluation of members' capital                         (939)        (939)
Income tax adjustment from stock
 options                                                             (301)
Comprehensive loss:
 Net loss                                            (23,315)     (23,315)
 Currency translation
   adjustments                          (430)                        (430)
 Comprehensive loss
Elimination of FASTech net loss
 for the three months
 ended December 31, 1997                               2,753        2,753
                                     -------        --------     --------
Balance September 30, 1998              (536)        (20,536)     116,810
Shares issued under stock option
 and purchase plans (341,877
 shares)                                                            1,683
Common stock issued in
 acquisitions (1,410,926 shares)                                   29,141
Amortization of deferred
 compensation                                                          54
Accretion and dividends on
 preferred stock                                        (654)        (654)
Revaluation of members' capital                          377          377
Income tax benefit from stock
 options                                                              130
Comprehensive loss:
 Net loss                                             (9,842)      (9,842)
 Currency translation
   adjustments                          (557)                        (557)
     Comprehensive loss
Elimination of Smart Machines
 net loss for the three
 months ended December 31, 1998                        1,599        1,599
                                     -------        --------     --------
Balance September 30, 1999            (1,093)        (29,056)     138,741
Shares issued under stock option
 and purchase plans and warrants
 (537,997 shares)                                                   5,402
Common stock offering (3,070,500
 shares)                                                          220,476
Common stock issued in
 acquisitions (849,903 shares)                                     21,837
Amortization of deferred
 compensation                                                          30
Income tax benefit from stock
 options                                                            6,738
Income tax benefit from
 acquisition                                                        9,865
Comprehensive income:
 Net income                                           12,753       12,753
 Currency translation
   adjustments                        (1,849)                      (1,849)
   Comprehensive income
Elimination of Irvine Optical
 net income for the three
 months ended December 31, 1999                         (139)        (139)
                                     -------        --------     --------
Balance September 30, 2000           $(2,942)       $(16,442)    $413,854
                                     =======        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------    -------    --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)                                           $  12,753    $(9,842)   $(23,315)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                30,213     11,536       9,364
    Compensation expense related to common stock options             30         54          89
    Deferred income taxes                                        (8,533)    (3,017)     (4,779)
    Minority interests                                             (274)       (40)         --
    (Gain) loss on disposal of long-lived assets                   (142)        --          --
    Changes in operating assets and liabilities:
      Accounts receivable                                       (50,624)    (4,483)     14,525
      Inventories                                               (26,842)    (2,290)      5,287
      Prepaid expenses and other current assets                  (7,777)     1,052      (1,427)
      Accounts payable                                           11,954      6,188      (5,935)
      Deferred revenue                                            8,385      1,763         398
      Accrued compensation and benefits                           9,684        858         517
      Accrued acquisition-related and restructuring costs          (680)     1,724       2,254
      Accrued expenses and other current liabilities              8,661      1,651        (744)
                                                              ---------    -------    --------
         Net cash provided by (used in) operating activities    (13,192)     5,154      (3,766)
                                                              ---------    -------    --------
Cash flows from investing activities
    Purchases of fixed assets                                   (13,706)    (6,029)     (4,643)
    Acquisition of businesses, net of cash acquired             (24,399)    (4,476)         --
    Purchases of marketable securities                         (118,034)        --          --
    Sale/maturity of marketable securities                       15,000         --          --
    Proceeds from sale of long-lived assets                         735         --          --
    Increase in other assets                                     (1,509)      (701)       (682)
                                                              ---------    -------    --------
         Net cash used in investing activities                 (141,913)   (11,206)     (5,325)
                                                              ---------    -------    --------
Cash flows from financing activities
    Net (repayments of) borrowings under lines of credit         (5,263)     1,252         645
    Net increase (decrease) in short-term borrowings                 --       (260)        825
    Proceeds from issuance of convertible notes                      --         --       2,500
    Proceeds from issuance of senior subordinated debt               --         --       2,500
    Payments of long-term debt and capital lease obligations       (537)    (1,171)     (3,952)
    Issuance of long-term debt                                       --      1,154          --
    Proceeds from issuance of common stock, net of issuance
      costs                                                     225,878      1,683         807
                                                              ---------    -------    --------
         Net cash provided by (used in) financing activities    220,078      2,658       3,325
                                                              ---------    -------    --------
Elimination of net cash activities of Irvine Optical for the
  three months ended December 31, 1999                               14         --          --
                                                              ---------    -------    --------
Elimination of net cash activities of Smart Machines for the
  three months ended December 31, 1998                               --        (63)         --
                                                              ---------    -------    --------
Elimination of net cash activities of FASTech for the three
  months ended December 31, 1997                                     --         --      (1,761)
                                                              ---------    -------    --------
Effects of exchange rate changes on cash and cash
  equivalents                                                      (150)       327        (310)
                                                              ---------    -------    --------
Net increase (decrease) in cash and cash equivalents             64,837     (3,130)     (7,837)
Cash and cash equivalents, beginning of period                   66,366     69,496      77,333
                                                              ---------    -------    --------
Cash and cash equivalents, end of period                      $ 131,203    $66,366    $ 69,496
                                                              =========    =======    ========
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                      $   1,387    $ 1,128    $  1,643
  Cash paid during the year for income taxes, net of refunds  $   9,787    $ 1,049    $    240
Supplemental disclosure of noncash financing and investing
  activities
    Deferred compensation related to stock options            $      --    $    --    $   (208)
    Accretion and dividends on preferred stock                $      --    $   654    $  1,420
    Conversion of senior subordinated note payable to common
      stock                                                   $   5,878    $    --    $     --
    Conversion of members' capital to common stock            $     930    $    --    $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------    -------    --------
                                                                       (IN THOUSANDS)
The Company utilized available funds, issued common stock
and issued a note in connection with certain business
combinations during the years ended September 30, 2000 and
1999. The fair values of the assets and liabilities of the
acquired companies are presented as follows:
    Assets acquired                                           $  14,166    $30,218    $     --
    Liabilities assumed                                         (17,364)    (8,414)         --
                                                              ---------    -------    --------
         Net assets acquired (liabilities assumed)            $  (3,198)   $21,804    $     --
                                                              =========    =======    ========
The acquisitions were funded as follows:
    Cash consideration                                        $  27,300    $10,447    $     --
    Common stock                                                 15,027     22,473          --
    Note issued to seller                                        16,000         --          --
    Transaction costs                                             2,874      1,891          --
    Cash received                                                (5,775)    (7,862)         --
                                                              ---------    -------    --------
                                                              $  55,426    $26,949    $     --
                                                              =========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE BUSINESS

     Brooks Automation, Inc. ("Brooks" or the "Company") is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries such as the data storage and flat panel display manufacturing industries. The Company's product revenues include sales of hardware and software products. The Company's service revenues are primarily comprised of tool control application consulting services, software customization and spare parts sales.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     On June 23, 2000, the Company acquired the assets of MiTeX Solutions ("MiTeX"). The acquisition was accounted for using the purchase method of accounting. The Company's Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2000 include the results of MiTeX for the period from July 1, 2000 to September 30, 2000. The results of operations for MiTeX for the period from acquisition to June 30, 2000, are not material to the consolidated results of the Company.

     On May 5, 2000, the Company acquired Irvine Optical Company LLC ("Irvine Optical") in a transaction accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of Irvine Optical for all periods prior to the acquisition. Prior to its acquisition by the Company, Irvine Optical's fiscal year-end was December 31. Accordingly, the Company's consolidated balance sheet as of September 30, 1999, includes Irvine Optical's balance sheet as of December 31, 1999, and the Company's consolidated statements of operations for the years ended September 30, 1999 and 1998, include Irvine Optical's results of operations for the years ended December 31, 1999 and 1998, respectively. As a result of conforming dissimilar year-ends, Irvine Optical's results of operations for the three months ended December 31, 1999, are included in both of the Company's fiscal years 2000 and 1999. An amount equal to Irvine Optical's net income for the three months ended December 31, 1999, was eliminated from consolidated retained earnings for the year ended September 30, 2000. Irvine Optical's revenues and net income for that quarter were $4.1 million and $0.1 million, respectively.

     On January 6, 2000, the Company completed the acquisition of the businesses of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku Co., Ltd. of Japan. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2000 include the results of ASC and ASI for the period subsequent to their acquisition.

     On August 31, 1999 the Company completed the acquisition of Smart Machines Inc. ("Smart Machines"). The acquisition was accounted for as a pooling of interests. Accordingly, the results of operations and financial position of Smart Machines are included in the Company's consolidated results for all periods presented.

     The Company made several acquisitions during the year ended September 30, 1999, which were accounted for using the purchase method of accounting: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc.

                            BROOKS AUTOMATION, INC.

("Hanyon") on April 21, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of these acquired entities for all periods subsequent to their acquisition.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of acquisition-related and restructuring reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

FOREIGN CURRENCY TRANSLATION

     For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and accordingly, translation adjustments are reported in Accumulated other comprehensive income (loss). To date, foreign currency translation adjustments are the only component added to the Company's net income (loss) in the calculation of comprehensive net income (loss).

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At both September 30, 2000 and 1999, all cash equivalents were classified as available-for-sale and are held at amortized cost, which approximates fair value.

MARKETABLE SECURITIES

     The Company invests its excess cash in marketable debt and equity securities. The Company records these securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, investments in debt and equity securities classified as available for sale are reported at fair value, while investments in debt securities classified as held to maturity are reported at unamortized cost. Marketable securities reported as current assets represent investments that mature within one year. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the values will be reclassified to current assets. At September 30, 2000, the Company's

                            BROOKS AUTOMATION, INC.

marketable securities include U.S. Government and corporate debt securities with maturities not exceeding 14 months.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in repurchase agreements, treasury bills, certificates of deposit and commercial paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company's customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company's revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

FIXED ASSETS

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by use of the straight-line method. Depreciable lives are summarized below:

Buildings                                                           20 years
Computer equipment and software                                  2 - 6 years
Machinery and equipment                                          2 - 7 years
Furniture and fixtures                                          3 - 10 years

     Equipment held under capital leases is recorded at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the leases. Leasehold improvements and equipment held under capital leases are amortized over the shorter of their estimated useful lives or the term of the respective leases. Equipment used for demonstrations to customers is included in machinery and equipment and is depreciated over its estimated useful life. Repair and maintenance costs are expensed as incurred.

INTANGIBLE ASSETS

     Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the shorter of seven years or the estimated economic life of the patents. The fair value of acquired patents are amortized over three years using the straight-line method. As of September 30, 2000 and 1999, the net book value of the Company's patents was $4.1 million and $6.1 million, respectively.

                            BROOKS AUTOMATION, INC.

     Costs incurred in the research and development of the Company's products are expensed as incurred, expect for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products. As of both September 30, 2000 and 1999, the net book value of the Company's capitalized software was $0.6 million.

     Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of businesses the Company has acquired. As of September 30, 2000 and 1999, the net book value of goodwill was $43.4 million and $10.1 million, respectively.

     Amortization expense for all intangible assets was $19.5 million and $1.3 million for the years ended September 30, 2000 and 1999, respectively.

     Whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company evaluates the carrying value of intangible assets to determine if impairment exists. This evaluation is based upon estimated undiscounted future cash flows, net of taxes, over the remaining useful life of the assets. The impairment, if any, will be measured by the difference between carrying value and estimated discounted future cash flows, net of taxes, and will be charged to expense in the period identified.

     The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents                                                          3 - 7 years
Completed technology                                                 5 years
License agreements                                                   5 years
Trademarks and trade names                                           5 years
Non-competition agreements                                           5 years
Assembled workforces                                                 3 years
Customer relationships                                               4 years
Goodwill                                                        3 - 15 years

REVENUE RECOGNITION

     Revenue from product sales and software license sales is recorded upon transfer of title and risk of loss to the customer provided that no significant obligations remain and collection of the related receivable is probable. A provision for product warranty costs is recorded to estimate costs associated with such warranty liabilities. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.

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

                            BROOKS AUTOMATION, INC.

STOCK-BASED COMPENSATION

     The Company's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with FAS 123.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share in loss years exclude common share equivalents, as their inclusion would have an anti-dilutive effect. The Company's net income (loss), for purposes of calculating basic and diluted earnings per share, has been adjusted by dividends and accretion related to the Company's preferred stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities and long- and short-term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, investments debt securities classified as available for sale and the Company's long- and short-term debt approximate their fair value at both September 30, 2000 and 1999. The carrying amounts reported for investments in debt securities classified as held-to-maturity are reported at unamortized cost, which equals fair value, as the debt securities are not discounted upon purchase.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Application of this pronouncement has not had a material impact on the Company's financial position or results of operations.

                            BROOKS AUTOMATION, INC.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will now be required in the Company's fourth quarter of fiscal 2001. The Company is currently determining the impact that SAB 101 may have on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement was amended by the issuance of Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement was further amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivatives is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company's management anticipates that the adoption of FAS 133 will not have a significant effect on the Company's results or operations or financial position, as the Company currently does not utilize derivative instruments.

3.  BUSINESS ACQUISITIONS

MiTEX

     On June 23, 2000, the Company acquired substantially all of the assets of MiTeX. MiTeX, located in Canton, Michigan, provides run-to-run controller technology. In consideration, the Company paid $300,000 cash, 5,486 shares of its common stock and the potential for an additional amount ("royalties") of up to $5.0 million in the aggregate over the next five years. The royalties will be calculated at the end of each fiscal year based on net revenue and gross margin performance of the MiTeX business unit. These royalties will be recorded to Cost of product revenues in the year that the costs are incurred. Amounts recorded to Cost of product revenues in the year ended September 30, 2000 were immaterial. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16").

IRVINE OPTICAL

     On May 5, 2000, the Company acquired Irvine Optical in exchange for 309,013 shares of Brooks common stock. The acquisition was accounted for as a pooling of interests. Irvine Optical is engaged principally in the design, engineering and manufacturing of wafer handling and inspection equipment for sale primarily to the semiconductor industry. In connection with this acquisition, the Company incurred $0.6 million of costs, consisting primarily of transaction costs to effect the acquisition.

     The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for Irvine Optical for all periods prior to the acquisition. As a result of conforming dissimilar year-ends, Irvine Optical's results of operations for the three months ended December 31, 1999, are included in both of the Company's fiscal years 2000 and 1999. Accordingly, an amount equal to Irvine Optical's net income for the three months ended December 31, 1999, was eliminated from consolidated retained

                            BROOKS AUTOMATION, INC.

earnings for the year ended September 30, 2000. Irvine Optical's revenues and net income for that quarter were $4.1 million and $0.1 million, respectively.

     The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows:

                                                     SIX MONTHS
                                                       ENDED       YEAR ENDED SEPTEMBER 30,
                                                     MARCH 31,     ------------------------
                                                        2000          1999          1998
                                                     ----------    ----------    ----------
Revenues
  Brooks Automation, Inc.                             $123,290      $103,906      $100,252
  Irvine Optical LLC                                    10,663        11,049        17,038
                                                      --------      --------      --------
                                                      $133,953      $114,955      $117,290
                                                      ========      ========      ========
Net income (loss)
  Brooks Automation, Inc.                             $  4,317      $ (7,884)     $(22,563)
  Irvine Optical LLC                                       560        (1,958)         (752)
                                                      --------      --------      --------
                                                      $  4,877      $ (9,842)     $(23,315)
                                                      ========      ========      ========

ASC/ASI

     On January 6, 2000, the Company completed the acquisition of the businesses of ASC and ASI from Daifuku America. ASC is a material handling software and systems integration company focusing on manufacturing and distribution of logistic systems for the semiconductor industry. ASI develops, markets and sells robotic and material handling simulation, scheduling and real time dispatching software for the semiconductor industry. At closing, the Company paid $27.0 million in cash, issued 535,404 shares of Brooks common stock with a value of $14.7 million and issued a $16.0 million promissory note payable in one year, bearing interest at a rate of 4.0% per annum. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16.

     A summary of the acquisition follows (in thousands):

Consideration:
  Cash, net of cash acquired of $5,775                          $21,225
  Common stock                                                   14,727
  Promissory note                                                16,000
  Transaction costs                                               2,498
                                                                -------
       Total consideration                                       54,450
Estimated fair value of net liabilities assumed                   3,198
                                                                -------
Excess of purchase price over fair value of net liabilities
  assumed                                                       $57,648
                                                                =======

     The excess of purchase price over the fair value of net liabilities assumed and identifiable intangible assets has been recorded based on a preliminary price allocation. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed will be made after analysis of their fair values. Any reduction in purchase price resulting from this analysis will be recognized at the time of settlement.

                            BROOKS AUTOMATION, INC.

     A portion of the excess of purchase price over the fair value of net liabilities assumed was allocated to certain identifiable intangible assets based on the report of an independent appraiser. The balance of the excess was recorded as goodwill. The allocation of the $57.6 million of excess of purchase price over the fair value of net liabilities assumed to specific intangible assets and their estimated useful lives is as follows (dollars in thousands):

                                                           ALLOCATION    ESTIMATED USEFUL LIFE
                                                           ----------    ---------------------
Completed technology                                        $ 4,505             5 years
Customer relationships                                        1,305             4 years
Trademarks and trade names                                    1,564             5 years
Non-competition agreement                                     1,033             5 years
Assembled workforces                                          5,880             3 years
Goodwill                                                     43,361             3 years
                                                            -------
                                                            $57,648
                                                            =======

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

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                    (UNAUDITED)
Revenues                                                       $326,991      $163,532
Net income (loss)                                              $  5,554      $(31,124)
Net income (loss) attributable to common stockholders          $  5,554      $(31,778)
Net income (loss) per share attributable to common
  stockholders                                                 $   0.34      $  (2.71)

INFAB

     On September 30, 1999, the Company acquired certain assets of Infab in exchange for 914,286 shares of the Company's common stock. Infab is a worldwide supplier of advanced factory automation systems headquartered in Germany. The assets purchased principally included fixed assets, inventory, receivables, patents and intellectual property.

     A summary of the acquisition follows:

Consideration:
  Common stock                                                $22,473
  Transaction costs                                             1,127
                                                              -------
     Total consideration                                       23,600
Fair value of net tangible assets acquired                     12,033
Fair value of identifiable intangible assets                    5,154
                                                              -------
Excess of purchase price over fair value of net tangible and
  identifiable intangible assets acquired                     $ 6,413
                                                              =======

                            BROOKS AUTOMATION, INC.

     As part of the preliminary purchase price allocation recorded at September 30, 1999, the Company had established an accrual of $2.7 million related primarily to severance costs and costs to exit certain duplicate facilities. During the year ended September 30, 2000, review of these accruals determined that the accruals were not required due to changed conditions and circumstances subsequent to the preliminary purchase price allocation. Accordingly, these accruals were reversed and recorded as a purchase accounting adjustment to goodwill. Additionally, during the year ended September 30, 2000, the Company finalized its evaluation of the fair value of assets acquired and liabilities assumed. This evaluation resulted in a reduction to the value of net tangible assets acquired of $7.1 million, primarily related to inventories and accounts receivable, and resulting in an increase to goodwill for the same amount.

SMART MACHINES

     On August 31, 1999, the Company acquired Smart Machines and issued 496,640 shares of common stock in exchange for all of the outstanding common and preferred shares of Smart Machines Inc. ("Smart Machines"). The transaction was accounted for as a pooling of interests. Smart Machines is located in San Jose, California, and manufactures direct drive Selectively Compliant Assembly Robot Arm ("SCARA") atmospheric and vacuum robots. In connection with this acquisition, the Company incurred $1.2 million of costs, consisting primarily of transaction costs to affect the acquisition. As a result of conforming dissimilar year-ends, Smart Machines' results of operations for the three months ended December 31, 1998, are included in both of the Company's fiscal years 1999 and 1998. Accordingly, an amount equal to Smart Machines' net loss applicable to common stockholders for the three months ended December 31, 1998, was eliminated from consolidated retained earnings for the year ended September 30, 1999. Smart Machines' revenues, net loss and net loss applicable to common stockholders for that quarter were $0.2 million, $1.4 million and $1.6 million, respectively.

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

4.  EARNINGS (LOSS) PER SHARE

     The following table is a summary of net income (loss) applicable to common stockholders used in the calculation of basic and diluted earnings (loss) per share (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                        2000        1999        1998
                                                       -------    --------    --------
Net income (loss)                                      $12,753    $ (9,842)   $(23,315)
Accretion and dividends on preferred stock                  --        (654)     (1,420)
                                                       -------    --------    --------
Net income (loss) applicable to common stockholders    $12,753    $(10,496)   $(24,735)
                                                       =======    ========    ========

                            BROOKS AUTOMATION, INC.

     The following table is a summary of shares used in calculating basic and diluted earnings (loss) per share (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Weighted average shares used in computing basic earnings
  (loss) per share                                         15,224    11,192    10,337
Dilutive securities:
  Common stock options and warrants                         1,127        --        --
                                                           ------    ------    ------
Shares used in computing diluted earnings (loss) per
  share                                                    16,351    11,192    10,337
                                                           ======    ======    ======

     Options to purchase approximately 291,000 shares of common stock were excluded from the computation of diluted income per share for the year ended September 30, 2000, as their effect would be anti-dilutive. However, these options could become dilutive in future periods. Options and warrants to purchase approximately 774,000 and 635,000 shares of common stock were excluded from the computation of diluted loss per share for the years ended September 30, 1999 and 1998, respectively, as their effect would be anti-dilutive.

5.  INCOME TAXES

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                        2000        1999        1998
                                                       -------    --------    --------
Current:
  Federal                                              $ 8,621    $    272    $   (887)
  State                                                  1,177          66           5
  Foreign                                                7,737       1,664        (212)
                                                       -------    --------    --------
                                                        17,535       2,002      (1,094)
                                                       -------    --------    --------
Deferred:
  Federal                                               (5,017)     (2,403)     (3,031)
  State                                                    134        (429)       (554)
  Foreign                                                  101        (185)         (2)
                                                       -------    --------    --------
                                                        (4,782)     (3,017)     (3,587)
                                                       -------    --------    --------
                                                       $12,753    $ (1,015)   $ (4,681)
                                                       =======    ========    ========

     The components of income (loss) before income taxes, but including minority interests, are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                        2000        1999        1998
                                                       -------    --------    --------
Domestic                                               $18,992    $(13,010)   $(27,632)
Foreign                                                  6,514       2,153        (364)
                                                       -------    --------    --------
                                                       $25,506    $(10,857)   $(27,996)
                                                       =======    ========    ========

                            BROOKS AUTOMATION, INC.

     The significant components of the net deferred tax asset are as follows (in thousands):

                                                           YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------
                                                         2000        1999       1998
                                                        -------    --------    -------
Reserves not currently deductible                       $20,377    $  7,227    $ 4,818
Federal and state tax credits                             8,182       5,081      4,397
Capitalized research and development                      1,895       2,894      1,953
Net operating loss carryforwards                          6,407       6,525      6,255
Other                                                        --          --        444
                                                        -------    --------    -------
  Gross deferred tax asset                               36,861      21,727     17,867
                                                        -------    --------    -------
Depreciation and amortization                             5,088         174        881
Other                                                       119          --         34
                                                        -------    --------    -------
Gross deferred tax liability                              5,207         174        915
                                                        -------    --------    -------
Valuation reserve                                         5,548      10,993      9,405
                                                        -------    --------    -------
Net deferred tax asset                                  $26,106    $ 10,560    $ 7,547
                                                        =======    ========    =======

     The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

                                                           YEAR ENDED SEPTEMBER 30,
                                                         -----------------------------
                                                          2000       1999       1998
                                                         -------    -------    -------
Taxes computed at federal statutory rate                 $ 8,927    $(3,115)   $(9,536)
State income taxes, net of federal tax benefit               852       (235)      (494)
Research and development tax credits                      (1,061)      (544)      (840)
Foreign sales corporation tax benefit                       (474)        --         --
Foreign income taxed at different rates                    1,157        (81)       266
Nondeductible transaction expenses                           379        371        195
Change in deferred tax asset valuation allowance            (447)     1,588      3,795
Permanent differences                                        298        309         90
Elimination of FASTech provision                              --         --      1,334
Nondeductible amortization of goodwill                     3,751         --         --
Foreign tax credit carryforwards                          (2,754)        --         --
Withholding taxes                                          2,125        807         --
Other                                                         --       (115)       509
                                                         -------    -------    -------
                                                         $12,753    $(1,015)   $(4,681)
                                                         =======    =======    =======

     The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested. A valuation allowance has been established for certain of the future domestic income tax benefits primarily related to Research and Development and Foreign Tax Credits based on management's assessment that it is more likely than not that such benefits will not be realized. The Company's valuation allowance decreased $5.4 million to $5.5 million at September 30, 2000.

                            BROOKS AUTOMATION, INC.

     As of September 30, 2000, the Company had federal and state net operating losses of approximately $22.0 million and federal and state research and development tax credit carryforwards of approximately $4.2 million and foreign tax credit carryforwards of approximately $4.0 million available to reduce future tax liabilities, which expire at various dates through 2020. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions.

6.  FINANCING ARRANGEMENTS

     On January 7, 2000, the Company entered into an agreement for an unsecured revolving credit facility with ABN AMRO Bank N.V. ("ABN AMRO") and other lending institutions. The two-year facility provided for borrowings and letters of credit of up to $30.0 million. The Company replaced this facility with a $10.0 million uncommitted demand promissory note credit facility with ABN AMRO on May 2, 2000. The new facility is payable on demand or on December 31, 2001, whichever occurs first. ABN AMRO is not obligated to extend loans or issue letters of credit under this facility. The interest rates for borrowings and letters of credit under the facility are expressed in relation to LIBOR and a margin of 1.75%, or at 0.75% above ABN AMRO's base rate. Approximately $1.1 million in face amount of letters of credit outstanding under the original facility were transferred to the replacement facility. At September 30, 2000, $1.3 million of the facility was in use, all of it for letters of credit.

     In connection with the acquisition of ASC and ASI, the Company issued a promissory note to Daifuku America in the amount of $16.0 million, bearing interest at 4.0% per annum. The interest on the note is being paid quarterly, with the principal payment of $16.0 million due on January 6, 2001.

     At the time of its acquisition by the Company, Irvine Optical had a revolving line of credit agreement that allowed Irvine Optical to borrow up to $7.2 million based upon a borrowing base of eligible accounts receivable and inventory. Subsequent to its acquisition of Irvine Optical, the Company repaid Irvine Optical's revolving credit facility.

     Long-term debt consists of the following (in thousands):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000     1999
                                                              ----    ------
Senior subordinated note payable                              $ --    $5,878
Credit facility for working capital borrowings at 8.92% per
  annum, secured by assets                                     775     1,209
Capital lease obligations at rates of 5.0% to 21.0% per
  annum, secured by certain fixed assets, expiring at
  various dates through November 2000                           26       129
                                                              ----    ------
                                                               801     7,216
Less current portion                                           519       537
                                                              ----    ------
Long-term debt                                                $282    $6,679
                                                              ====    ======

     In 1997, Irvine Optical issued a senior subordinated note payable to a private lender in the amount of $3.2 million. The senior subordinated note was subsequently amended several times. At the time of its acquisition by the Company, Irvine Optical's outstanding balance on the senior subordinated note payable was $5.9 million. This outstanding balance was converted into the Company's common stock on May 5, 2000, in conjunction with the acquisition of Irvine Optical.

                            BROOKS AUTOMATION, INC.

     In November 1998, Smart Machines entered into a loan and security agreement with a leasing company. The agreement allowed for working capital borrowings of up to $2.0 million and equipment loans of up to $0.5 million. The ability to borrow against this facility expired on December 31, 1999. All borrowings are collateralized by Smart Machines' assets and have stated interest rates of 8.92% and 8.63% per year for working capital borrowings and equipment loans, respectively. At September 30, 2000, the Company had working capital loans of $0.8 million outstanding, maturing through April 2002. The loans are payable in monthly installments of principal and interest, with a 10.0% principal payback due at the time of the final payment. Annual principal payments due under these notes are $0.5 million and $0.3 million in the years ended September 30, 2001 and 2002, respectively.

7.  POSTRETIREMENT BENEFITS

     The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations. The Company's contribution expense was $1.1 million, $0.2 million and $0.2 million in the years ended September 30, 2000, 1999 and 1998, respectively.

8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     At September 30, 2000 and 1999, there were one million shares of preferred stock, $0.01 par value per share authorized; however, none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

COMMON STOCK OFFERING

     On March 7, 2000, the Company completed a public offering of 3,250,000 shares of its common stock, of which 2,750,000 shares were offered by the Company and 500,000 were offered by selling stockholders. The Company realized proceeds, net of $12.9 million of issuance costs, of $220.5 million on the sale of the initial 2,750,000 shares and the additional 320,500 shares purchased by the underwriters from the Company on March 23, 2000 to cover over-allotments of shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

WARRANTS

     In connection with debt it had issued prior to its acquisition by the Company, Smart Machines had issued warrants to purchase 10,000 shares of its Series C preferred stock, 57,182 shares of its Series D preferred stock, 961,234 shares of its Series E stock and 42,658 shares of its common stock. These warrants were converted into warrants to purchase the Company's common stock on August 31, 1999, in conjunction with the acquisition of Smart Machines. As of September 30, 2000, there were 84,691 warrants outstanding at an exercise price of $25.56 per share, all of which expire on May 30, 2001. At September 30, 1999, and 93,220 warrants were outstanding, of which 699 were exercisable at $42.67 per share and 92,521 were exercisable at $25.56 per share.

                            BROOKS AUTOMATION, INC.

RIGHTS DISTRIBUTION

     In July 1997, the Board of Directors declared a dividend of one preferred purchase right (a "right") for each share of common stock outstanding on August 12, 1997. Each right entitles the registered holder to purchase from the Company, upon certain triggering events, one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Series A Preferred Shares"), par value $0.01 per share, of the Company, at a purchase price of $135.00 per one one-thousandth of a Series A Preferred Share, subject to adjustment. Redemption of the rights could generally discourage a merger or tender offer involving the securities of the Company that is not approved by the Company's Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The rights will expire on the earlier of July 31, 2007 or the date on which the rights are redeemed. The terms of the rights may generally be amended by the Board of Directors without the consent of the holders of the rights.

9.  STOCK PLANS

2000 COMBINATION STOCK OPTION PLAN

     The purposes of the 2000 Combination Stock Option Plan (the "2000 Plan"), adopted by the Board of Directors of the Company in February 2000, are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) options that are not qualified as incentive stock options ("nonqualified stock options"). All employees of the Company or any affiliate of the Company are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 1,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, 388,206 shares are outstanding and 611,794 shares remain available for grant as of September 30, 2000.

1998 EMPLOYEE EQUITY INCENTIVE PLAN

     The purposes of the 1998 Employee Equity Incentive Plan (the "1998 Plan"), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. A total of 2,300,000 shares of common stock have been reserved for issuance under the 1998 Plan. Of these shares, options on 1,931,325 shares are outstanding and 285,438 shares remain available for grant as of September 30, 2000. In order to align the 1998 Plan with its current practices, in January 2000, the Board of Directors amended the 1998 Plan to eliminate the Company's ability to award nonqualified stock options with exercise prices at less than fair market value.

1995 EMPLOYEE STOCK PURCHASE PLAN

     On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Plan") which enables eligible employees to purchase shares of the Company's common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 750,000 shares during six-month offering periods

                            BROOKS AUTOMATION, INC.

commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the market price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2000, 201,277 shares of common stock have been purchased under the 1995 Plan and 548,723 remain available for purchase.

1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The purpose of the 1993 Non-Employee Director Stock Option Plan (the "Directors Plan") is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. Each director who is not an employee of the Company or any of its subsidiaries is eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director receives an automatic grant of an option to purchase 10,000 shares of common stock upon becoming a director of the Company and an option to purchase 5,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vest over a period of five years and generally expire ten years from the date of grant. A total of 190,000 shares of common stock has been reserved for issuance under the Directors Plan. Of these shares, options on 71,000 shares are outstanding and 71,000 shares remain available for grant as of September 30, 2000.

1992 COMBINATION STOCK OPTION PLAN

     Under the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and other options which are not qualified as incentive stock options ("nonqualified stock options"). Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 1,950,000 shares of common stock has been reserved for issuance under the 1992 Plan. Of these shares, options on 898,172 shares are outstanding and 56,514 shares remain available for grant as of September 30, 2000.

STOCK OPTIONS OF ACQUIRED COMPANY

     In connection with the acquisition of FASTech, the Company assumed 80,351 options in September 1998. These assumed options were granted at prices equal to the fair value at the date of grant, become exercisable in installments (generally ratably over five years) and expire ten years from the date of grant. The Company does not intend to issue any additional options under the FASTech stock option plans. As of September 30, 2000, 26,710 options are outstanding.

                            BROOKS AUTOMATION, INC.

STOCK OPTION ACTIVITY AND PRO FORMA INFORMATION

     Aggregate stock option activity for all plans for the years ended September 30, 2000, 1999 and 1998, is as follows:

                                                    YEAR ENDED SEPTEMBER 30,
                             -----------------------------------------------------------------------
                                     2000                     1999                     1998
                             ---------------------    ---------------------    ---------------------
                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                          AVERAGE                  AVERAGE                  AVERAGE
                              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                             ---------    --------    ---------    --------    ---------    --------
Options outstanding at
  beginning of year          1,975,482     $15.33     1,059,155     $ 8.47     1,274,245     $ 8.20
Granted                      2,072,281     $35.96     1,331,746     $18.31       172,710     $17.75
Exercised                     (488,812)    $ 8.83      (298,948)    $ 3.77       (70,229)    $ 3.01
Canceled                      (243,538)    $25.73      (116,471)    $16.75      (317,571)    $13.64
                             ---------                ---------                ---------
Options outstanding at end
  of year                    3,315,413     $28.41     1,975,482     $15.33     1,059,155     $ 8.47
                             =========                =========                =========
Options exercisable at end
  of year                      375,508     $15.66       465,152     $ 7.32       553,063     $ 4.71
                             =========                =========                =========
Weighted average fair value
  of options granted during
  the period                               $26.24                   $13.07                   $ 9.72
Options available for
  future grant               1,024,746
                             =========

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of that Statement. The fair value of each option grant was estimated on the date of grant; the fair value of each employee stock purchase was estimated on the commencement date of each offering period using the Black-Scholes option pricing model with the following assumptions:

                                                         YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------
                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Risk-free interest rate                           6.3% - 6.6%   5.5% - 6.3%   5.5% - 6.3%
Volatility                                               103%          100%          100%
Expected life (years) -- options                         4.0           4.0           4.0
Expected life (years) -- Employee Stock Purchase
  Plan                                                   0.5           0.5           0.5
Dividend yield                                             0%            0%            0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because

                            BROOKS AUTOMATION, INC.

changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except earnings per share information):

                                                           YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------
                                                         2000       1999        1998
                                                        ------    --------    --------
Pro forma net income (loss)                             $8,361    $(12,897)   $(25,831)
Pro forma net income (loss) per share
  Basic                                                 $ 0.55    $  (1.15)   $  (2.50)
  Diluted                                               $ 0.51    $  (1.15)   $  (2.50)

     Because most options vest over several years and additional option grants are expected to be made subsequent to September 30, 2000, the results of applying the fair value method may have a materially different effect on pro forma net income in future years.

     The following table summarizes information about stock options outstanding at September 30, 2000:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      -----------------------------------------------   --------------------------
                                  WEIGHTED-AVERAGE
                                     REMAINING
     RANGE OF                     CONTRACTUAL LIFE   WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
  EXERCISE PRICES      SHARES         (YEARS)         EXERCISE PRICE    SHARES     EXERCISE PRICE
-------------------   ---------   ----------------   ----------------   -------   ----------------
$ 0.8330 - $1.6700       16,750         2.58             $ 1.1075        16,750       $ 1.1075
$ 2.2100 - $2.2130       53,250         3.89             $ 2.2129        53,250       $ 2.2129
$ 4.7070 - $10.5000     212,646         7.93             $ 9.6174        29,309       $ 9.5611
$11.0000                120,417         5.82             $11.0000        75,392       $11.0000
$11.7500 - $14.6250     365,631         7.95             $14.1106        51,873       $13.6968
$14.7500 - $21.7500     438,056         8.75             $19.8078        61,929       $21.1136
$21.8750 - $27.2500     300,065         8.55             $26.9264        71,291       $26.8925
$27.7500 - $30.2500     936,612         9.26             $30.1238         1,000       $27.8125
$31.4375 - $39.7500     478,219         7.20             $39.2836            --       $     --
$40.0000 - $68.0000     354,367         7.25             $53.1650        14,714       $45.7138
$69.2500 - $78.8750      39,100         9.43             $74.4512            --       $     --
$83.3750                    300         6.55             $83.3750            --       $     --
-------------------   ---------         ----             --------       -------       --------
$ 0.8330 - $83.3750   3,315,413         8.14             $28.4124       375,508       $15.6631
                      =========                                         =======

10.  ACQUISITION-RELATED AND RESTRUCTURING COSTS AND ACCRUALS

     During the year ended September 30, 2000, the Company recorded acquisition-related costs of $0.6 million, primarily for legal, accounting and other costs associated with acquiring Irvine Optical.

                            BROOKS AUTOMATION, INC.

     During the year ended September 30, 1999, the Company recorded acquisition-related and restructuring costs of $3.1 million, including $1.2 million of legal, accounting and other costs associated with acquiring Smart Machines. In addition, the Company approved and implemented a restructuring program designed to integrate its fiscal 1999 acquisitions. These actions involved 7 employees, all of whom were terminated prior to September 30, 1999, and the write-off of certain fixed assets prior to September 30, 1999. Accordingly, during fiscal 1999, the Company recorded a charge of $1.9 million related to the restructuring program. The Company also recorded $2.9 million of costs in purchase accounting transactions consisting of $2.0 million for severance costs principally related to former Infab employees, $0.6 million to exit certain duplicate facilities and $0.3 million for other related costs.

     During the year ended September 30, 1998, the Company approved and implemented a restructuring program designed to align the Company's cost structure with lower revenue levels indicative of the decline in that period in demand for semiconductor equipment. These actions involved approximately 120 employees, all of whom were terminated prior to September 30, 1998. Accordingly, the Company recorded a charge of $1.3 million for employee severance costs. The Company also recorded charges of $2.4 million in connection with its acquisition of FASTech. This charge is comprised of $1.4 million to exit duplicate facilities, principally, FASTech's former headquarters facility, and $1.0 million for legal, accounting and other costs in connection with the acquisition.

     Periodically, the accruals related to the restructuring and acquisition-related charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the year ended September 30, 2000, review of these accruals identified $2.7 million of excess reserves which had initially been recorded as part of the purchase accounting for Infab. The reversal of these reserves was recorded as a purchase accounting adjustment to Infab goodwill.

The activity related to the Company's acquisition-related and restructuring accruals is below (in thousands):

                                                              FISCAL 2000 ACTIVITY
                                     ----------------------------------------------------------------------
                                                         NEW INITIATIVES
                                        BALANCE       ---------------------                      BALANCE
                                     SEPTEMBER 30,                PURCHASE                    SEPTEMBER 30,
                                         1999         EXPENSE    ACCOUNTING    UTILIZATION        2000
                                     -------------    -------    ----------    -----------    -------------
Facilities                              $1,325         $ --       $  (450)       $  (368)         $507
Depreciable assets                          --           --            --             --            --
Workforce-related                        2,332           --        (2,000)          (312)           20
Other                                      211          578          (200)          (578)           11
                                        ------         ----       -------        -------          ----
                                        $3,868         $578       $(2,650)       $(1,258)         $538
                                        ======         ====       =======        =======          ====

                            BROOKS AUTOMATION, INC.

                                                             FISCAL 1999 ACTIVITY
                                    ----------------------------------------------------------------------
                                                        NEW INITIATIVES
                                       BALANCE       ---------------------                      BALANCE
                                    SEPTEMBER 30,                PURCHASE                    SEPTEMBER 30,
                                        1998         EXPENSE    ACCOUNTING    UTILIZATION        1999
                                    -------------    -------    ----------    -----------    -------------
Facilities                             $1,294        $   --       $  630        $  (599)        $1,325
Depreciable assets                         --         1,628           20         (1,648)            --
Workforce-related                         238           332        2,000           (238)         2,332
Other                                     722         1,160          200         (1,871)           211
                                       ------        ------       ------        -------         ------
                                       $2,254        $3,120       $2,850        $(4,356)        $3,868
                                       ======        ======       ======        =======         ======

                                                             FISCAL 1998 ACTIVITY
                                    ----------------------------------------------------------------------
                                                        NEW INITIATIVES
                                       BALANCE       ---------------------                      BALANCE
                                    SEPTEMBER 30,                PURCHASE                    SEPTEMBER 30,
                                        1997         EXPENSE    ACCOUNTING    UTILIZATION        1998
                                    -------------    -------    ----------    -----------    -------------
Facilities                               $--         $1,400         $--         $  (106)        $1,294
Depreciable assets                       --              --         --               --             --
Workforce-related                        --           1,300         --           (1,062)           238
Other                                    --           1,022         --             (300)           722
                                         --          ------         --          -------         ------
                                         $--         $3,722         $--         $(1,468)        $2,254
                                         ==          ======         ==          =======         ======

11.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has two reportable segments: automation systems and factory automation solutions. The automation systems segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems. Automation systems revenue is comprised of factory hardware, including factory interface hardware products, tool control software products, spare parts sales and tool control application consulting services. The factory automation solutions segment provides software products for the semiconductor manufacturing execution system ("MES") market, including consulting and software customization.

     The Company evaluates performance and allocates resources based on revenues and operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related and restructuring costs are excluded from the segments' operating income. The Company's non-allocable overhead costs, which include corporate general and administrative expenses, but exclude amortization of acquired intangible assets and acquisition-related and restructuring costs, are allocated between the segments based upon segment revenues. Segment assets exclude deferred taxes, acquired intangible assets, all assets of the Company's Securities Corporation subsidiary and investments in subsidiaries.

                            BROOKS AUTOMATION, INC.

     Financial information for the Company's business segments is as follows (in thousands):

                                                                   FACTORY
                                                    AUTOMATION    AUTOMATION
                                                     SYSTEMS      SOLUTIONS      TOTAL
                                                    ----------    ----------    --------
YEAR ENDED SEPTEMBER 30, 2000
Revenues                                             $235,810      $85,289      $321,099
Gross profit                                         $ 91,766      $57,969      $149,735
Operating income                                     $ 30,657      $ 5,272      $ 35,929
Depreciation                                         $  7,712      $ 2,988      $ 10,700
Assets                                               $171,111      $43,965      $215,076
YEAR ENDED SEPTEMBER 30, 1999
Revenues                                             $ 90,768      $24,187      $114,955
Gross profit                                         $ 31,111      $18,710      $ 49,821
Operating loss                                       $ (6,291)     $(2,331)     $ (8,622)
Depreciation                                         $  6,014      $ 1,327      $  7,341
Assets                                               $ 99,169      $18,930      $118,069
YEAR ENDED SEPTEMBER 30, 1998
Revenues                                             $100,668      $16,622      $117,290
Gross profit                                         $ 22,158      $11,099      $ 33,257
Operating loss                                       $(19,631)     $(5,756)     $(25,387)
Depreciation                                         $  6,439      $ 1,812      $  8,251
Assets                                               $115,669      $ 7,000      $122,669

     A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the years ended September 30, 2000, 1999 and 1998 is as follows (in thousands):

                                                      AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         2000            1999            1998
                                                     ------------    ------------    ------------
Segment operating income (loss)                        $ 35,929        $ (8,622)       $(25,387)
Amortization of acquired intangibles                     18,506             565             207
Acquisition-related and restructuring costs                 578           3,120           3,722
                                                       --------        --------        --------
  Total operating income (loss)                        $ 16,845        $(12,307)       $(29,316)
                                                       ========        ========        ========
Segment assets                                         $215,076        $118,099        $122,669
Deferred tax asset                                       31,313          10,734           8,462
Acquired intangible assets                               58,405          15,328           2,725
Securities Corporation assets                           208,334          49.639          23,899
                                                       --------        --------        --------
  Total assets                                         $513,128        $193,800        $157,755
                                                       ========        ========        ========

                            BROOKS AUTOMATION, INC.

     Net revenues by geographic area are as follows (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
North America                                        $165,177    $ 66,687    $ 65,383
Asia/Pacific                                          111,573      35,328      37,437
Europe                                                 44,349      12,940      14,470
                                                     --------    --------    --------
                                                     $321,099    $114,955    $117,290
                                                     ========    ========    ========

     Long-lived assets, including property, plant and equipment and intangible assets are as follows (in thousands):

                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
North America                                           $74,244    $22,969    $23,184
Asia/Pacific                                              4,948      2,965        772
Europe                                                    5,970      9,093         14
                                                        -------    -------    -------
                                                        $85,162    $35,027    $23,970
                                                        =======    =======    =======

12.  SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     One of the Company's directors is also a director of one of the Company's customers. Net revenue recognized from this customer was $36.9 million, $15.3 million and $15.9 million in the years ended September 30, 2000, 1999 and 1998, respectively. These amounts comprised 11.5%, 13.3% and 13.6% of revenues in the aforementioned years, respectively. Amounts due from this customer included in accounts receivable at September 30, 2000 and 1999 were $6.8 million and $3.4 million, respectively. Related party amounts included in accounts receivable are on standards terms and manner of settlement. The Company had no other customer who accounted for more than 10% of the Company's revenues in any of the years ended September 30, 2000, 1999 or 1998.

                            BROOKS AUTOMATION, INC.

13.  OTHER BALANCE SHEET INFORMATION

     Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Accounts receivable                                           $94,709    $37,306
Less allowances                                                 1,930      1,736
                                                              -------    -------
                                                              $92,779    $35,570
                                                              =======    =======
Inventories
  Raw materials and purchased parts                           $33,827    $23,062
  Work-in-process                                              13,668     10,154
  Finished goods                                                9,480      5,058
                                                              -------    -------
                                                              $56,975    $38,274
                                                              =======    =======
Fixed assets
  Computer equipment and software                             $23,525    $18,527
  Machinery and equipment                                      20,449     11,916
  Furniture and fixtures                                        6,665      6,096
  Buildings and land                                            1,573         --
  Leasehold improvements                                        9,169      6,589
                                                              -------    -------
                                                               61,381     43,128
  Less accumulated depreciation and amortization               36,482     24,943
                                                              -------    -------
                                                              $24,899    $18,185
                                                              =======    =======
Intangible assets
  Patents                                                     $ 6,781    $ 7,127
  Capitalized software                                          1,805      1,420
  Completed technology                                          4,505         --
  License agreements                                              678         --
  Trademarks and trade names                                    1,564         --
  Non-competition agreements                                    1,033         --
  Assembled workforces                                          5,880         --
  Customer relationships                                        1,305         --
  Goodwill                                                     58,638     10,991
                                                              -------    -------
                                                               82,189     19,538
  Less accumulated amortization                                21,926      2,696
                                                              -------    -------
                                                              $60,263    $16,842
                                                              =======    =======

     The fixed asset balance includes computer equipment and software and machinery and equipment aggregating $2.9 million as of both September 30, 2000 and 1999, acquired under capital leases. Accumulated amortization on fixed assets under capital lease was $2.9 million and $2.7 million at September 30, 2000 and 1999, respectively. Amortization expense for fixed assets under capital leases was $0.1 million, $0.2 million and

                            BROOKS AUTOMATION, INC.

$0.6 million for the years ended September 30, 2000, 1999 and 1998, respectively. Depreciation expense was $10.6 million, $10.0 million and $7.9 million for the years ended September 30, 2000, 1999 and 1998, respectively.

14.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases manufacturing and office facilities and certain equipment under operating and capital leases that expire through 2010. Rental expense under operating leases for the years ended September 30, 2000, 1999 and 1998 was $5.4 million, $4.4 million and $4.9 million, respectively. Future minimum lease commitments on noncancelable operating leases and sublease income are as follows (in thousands):

                                                              OPERATING    SUBLEASE
                                                               LEASES       INCOME
                                                              ---------    --------
YEAR ENDED SEPTEMBER 30,
  2001                                                         $ 6,009      $  698
  2002                                                           5,003         552
  2003                                                           4,322         368
  2004                                                           3,809          --
  2005                                                           3,795          --
  Thereafter                                                    15,172          --
                                                               -------      ------
     Total minimum lease payments                              $38,110      $1,618
                                                               =======      ======

     These future minimum lease commitments include approximately $1.5 million related to a facility the Company has elected to abandon in connection with its restructuring and acquisition-related initiatives. The Company has subleased this facility through the remaining lease period for an equivalent amount, which is included in the future sublease income reported above.

     As of September 30, 2000, the Company's only remaining capital lease obligation was a payment of approximately $26,000, due in the first quarter of fiscal 2001.

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

                            BROOKS AUTOMATION, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                            ADDITIONS
                                                     ------------------------
                                       BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS    BALANCE AT
                                       BEGINNING     COSTS AND       OTHER          AND           END
                                        OF YEAR       EXPENSES      ACCOUNTS     WRITE-OFFS     OF YEAR
                                       ----------    ----------    ----------    ----------    ----------
                                                                 (IN THOUSANDS)
Allowance for doubtful accounts
  Year ended September 30,
     2000                               $ 1,736        $  530        $  256       $  (592)      $ 1,930
     1999                               $ 2,049        $  188        $   --       $  (501)      $ 1,736
     1998                               $   833        $1,389        $   --       $  (173)      $ 2,049
Deferred tax asset valuation
  allowance
  Year ended September 30,
     2000                               $10,993        $2,754        $1,242       $(9,441)      $ 5,548
     1999                               $ 9,405        $1,588        $   --       $    --       $10,993
     1998                               $ 5,610        $3,795        $   --       $    --       $ 9,405

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to b filed by the Company within 120 days after the close of its fiscal year.

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

     (a) 3. EXHIBITS

EXHIBIT NO.                            REFERENCE
-----------   ------------------------------------------------------------
    2.01      Intentionally Omitted
    2.02      Agreement and Plan of Merger relating to the combination of
              FASTech Integration, Inc. with the Registrant                   L**
    2.03      Stock for Cash Purchase Agreement relating to the
              acquisition of Hanyon Technology, Inc. with the Registrant      N**
    2.04      Assets for Cash Purchase Agreement relating to the
              acquisition of substantially all of the assets of Domain
              Manufacturing Corporation and its subsidiary Domain
              Manufacturing SARL by the Registrant                            O**
    2.05      Agreement and Plan of Merger relating to the combination of
              Smart Machines Inc. with the Registrant                         P**
    2.06      Master Purchase Agreement relating to the acquisition of
              substantially all of the assets of the Infab Division of
              Jenoptik AG by the Registrant                                   Q**

EXHIBIT NO.                            REFERENCE
-----------   ------------------------------------------------------------
    2.07      Agreement and Plan of Merger by and among Brooks, Daifuku
              America Corporation and Daifuku Co., Ltd. relating to the
              acquisition of the businesses of Auto-Soft Corporation and
              AutoSimulations, Inc. from Daifuku America Corporation by
              Registrant                                                      T**
    2.08      Interests for Stock Purchase Agreement, as amended, relating
              to the acquisition of Irvine Optical Company LLC                W**
    3.01      Certificate of Incorporation of the Registrant, as amended      V**
    3.02      Bylaws of the Registrant                                        A**
    3.03      Certificate of Designation of Series A Junior Participating
              Preferred Stock                                                 H**
    4.01      Specimen Certificate for shares of the Registrant's Common
              Stock                                                           A**
    4.02      Description of Capital Stock (contained in the Certificate
              of Incorporation                                                A**
              of the Registrant, filed as Exhibit 3.01)
    4.03      Rights Agreement dated July 23, 1997                            I**
   10.01      Intentionally Omitted
   10.02      Employment Agreement between the Registrant and Robert J.
              Therrien dated as of October 1, 1994                            A* **
   10.03      Intentionally Omitted
   10.04      Intentionally Omitted
   10.05      Intentionally Omitted
   10.06      Form of Indemnification Agreement for Directors and Officers
              of the Registrant                                               A**
   10.07      Intentionally Omitted
   10.12      Intentionally Omitted
   10.13      Intentionally Omitted
   10.14      Intentionally Omitted
   10.18      Lease Extension Agreement                                       C**
   10.19      Headquarters Lease                                              B**
   10.20      Intentionally Omitted
   10.21      Intentionally Omitted
   10.22      Intentionally Omitted
   10.23      Intentionally Omitted
   10.24      Intentionally Omitted
   10.25      Intentionally Omitted
   10.26      Intentionally Omitted
   10.27      Intentionally Omitted
   10.28      Employment Agreement between the Registrant and Ellen
              Richstone*                                                      M* **
   10.29      Stockholder Agreement between Jenoptik AG, M+W Zander
              Holding GmbH, Robert                                            Q**
              Therrien and the Registrant relating to the acquisition of substantially all
              of the assets of the Infab Division of Jenoptik AG by the
              Registrant
   10.30      Form of Agreement between Executive Officers and Registrant
              Relating to Change of Control                                   R* **
   10.31      Agreement between Ellen Richstone and Registrant Relating to
              Change of Control                                               R* **
   10.32      Lease Agreement between the Registrant and Clearfield
              Investments, LLC for the Registrant's Colorado manufacturing
              facility                                                        R**

EXHIBIT NO.                            REFERENCE
-----------   ------------------------------------------------------------
   10.33      Transitional Services Agreement between the Registrant and
              Jenoptik AG relating to the Registrant's German
              manufacturing facility                                          R**
   10.34      Lease Agreement between a subsidiary of the Registrant and
              Montague Oaks Phase I & II for the Registrant's California
              manufacturing facility                                          R**
   10.35      Revolving Credit Agreement dated as of January 7, 2000 among
              Brooks Automation, Inc., ABN AMRO BANK N.V., the other
              lending institution and ABN AMBRO BANK N.V., as Agent           S**
   10.36      Revolving Credit Note to ABN AMRO BANK N.V.                     S**
   10.37      Lease Agreement between W9/TIB Real Estate Limited
              Partnership, as landlord, and Brooks Automation, Inc., as
              tenant, for 15 Elizabeth Drive, Chelmsford, MA                  S**
   10.38      Lease Agreement between W9/TIB Real Estate Limited
              Partnership, as landlord, and Brooks Automation, Inc., as
              tenant, for 16 Elizabeth Drive, Chelmsford, MA                  S**
   10.39      Stockholder Agreement by and among Brooks, Daifuku America
              Corporation and Daifuku Co., Ltd. relating to the
              acquisition of the businesses of Auto-Soft Corporation and
              AutoSimulations, Inc. from Daifuku America Corporation by
              Registrant                                                      T**
   10.40      Corporate Noncompetition and Proprietary Information
              Agreement by and among Brooks, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the
              businesses of Auto-Soft Corporation and AutoSimulations,
              Inc. from Daifuku America Corporation by Registrant             T**
   10.41      Demand Promissory Note Agreement dated as of May 2, 2000,
              between Registrant and ABN AMRO Bank N.V.                       V**
   10.42      Stockholder Agreement between the Registrant and M+W Zander
              Holding AG                                                      Filed
                                                                              herewith
   21.01      Subsidiaries of the Registrant                                  Filed
                                                                              herewith
   23.01      Consent of PricewaterhouseCoopers LLP                           Filed
                                                                              herewith
   23.02      Consent of Ernst & Young LLP                                    Filed
                                                                              herewith
   27.01      Financial Data Schedule as of and for the year ended
              September 30, 2000                                              Filed
                                                                              herewith
   27.02      Financial Data Schedule as of and for the year ended
              September 30, 1999                                              Filed
                                                                              herewith
   27.03      Financial Data Schedule as of and for the year ended
              September 30, 1998                                              Filed
                                                                              herewith
   99.01      1993 Nonemployee Director Stock Option Plan                     J* **
   99.02      1992 Combination Stock Option Plan                              K* **
   99.03      1995 Employee Stock Purchase Plan, as amended                   V* **
   99.04      1998 Employee Equity Incentive Plan                             V* **
   99.05      Form of Selling Stockholder Agreement                           U**
   99.06      Intentionally Omitted
   99.07      2000 Combination Stock Option Plan                              V* **

---------------
A Incorporated by reference to the Registrant's registration statement of Form S-1 (Registration No. 33-87296). The number set forth herein is the number of the Exhibit in said registration statement.

B Incorporated by reference to the Registrant's registration statement on Form S-1 (Registration No. 33-93102). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

C Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended March 31, 1995. The number assigned to the Exhibit above is the same as the number assigned to the Exhibit in said quarterly report.

H Incorporated by reference in the Registrant's registration statement on Form S-3 (No. 333-34487). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

I Incorporated by reference to the Registrant's current report on Form 8-K filed on August 7, 1997.

J Incorporated by reference to the Registrant's registration statement on Form S-8 (No. 333-22717). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

K Incorporated by reference to the Registrant's registration statement on Form S-8 (No. 333-07313). The number assigned to each Exhibit above is the same as the number assigned to the Exhibit in said registration statement.

L Incorporated by reference to the Registrant's current report on Form 8-K filed on October 15, 1998.

M Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended September 30, 1998. The number assigned to the Exhibit is the same as the number assigned to the Exhibit in said annual report.

N Incorporated by reference to the Registrant's current report on Form 8-K filed on May 6, 1999.

O Incorporated by reference to the Registrant's current report on Form 8-K filed on July 14, 1999.

P Incorporated by reference to the Registrant's current report on Form 8-K filed on September 15, 1999

Q Incorporated by reference to the Registrant's current report on Form 8-K filed on October 15, 1999.

R Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended September 30, 1999. The number assigned to the Exhibit is the same as the number assigned to the Exhibit in said annual report.

S Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended December 31, 1999.

T Incorporated by reference to the Registrant's current report on Form 8-K filed on January 19, 2000.

U Incorporated by reference to the Registrant's registration statement on Form S-3 (Registration No. 333-30282.

V Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000.

W Incorporated by reference to the Registrant's registration statement on Form S-3 (Registration No. 333-42620).

*  Management contract or compensatory plan or arrangement.

**In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

     (b) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarterly period ended September 30, 2000:

     (1) Current report on Form 8-K filed on July 5, 2000, relating to the acquisition of Irvine Optical Company LLC from Ronald A. McIntyre, Christopher G. McIntyre and The Peninsula Fund Limited Partnership.

         The following supplemental financial information was filed with the Form 8-K:

        Combined Consolidated Balance Sheets as of March 31, 2000

        Combined Consolidated Balance Sheets as of September 30, 1999

        Combined Consolidated Statements of Operations for the six months ended March 31, 2000

        Combined Consolidated Statements of Operations for the three months ended March 31, 2000

        Combined Consolidated Statements of Operations for the three months ended December 31, 1999

        Combined Consolidated Statements of Operations for the year ended September 30, 1999, the nine months ended June 30, 1999, the six months ended March 31, 1999 and the three months ended December 31, 1998

        Combined Consolidated Statements of Operations for the three months ended September 30, 1999

        Combined Consolidated Statements of Operations for the three months ended June 30, 1999

        Combined Consolidated Statements of Operations for the three months ended March 31, 1999

        Combined Consolidated Statements of Operations for the three months ended December 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: December 12, 2000                   /s/ ROBERT J. THERRIEN
                                          --------------------------------------
                                          Robert J. Therrien, President

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

SIGNATURE                                                        TITLE                      DATE
---------                                                        -----                      ----

/s/ ROBERT J. THERRIEN                               Director and President           December 12, 2000
---------------------------------------------------    (Principal Executive
Robert J. Therrien                                     Officer)

/s/ ELLEN B. RICHSTONE                               Senior Vice President and        December 12, 2000
---------------------------------------------------    Chief Financial Officer
Ellen B. Richstone                                     (Principal Financial
                                                       Officer)

/s/ STEVEN E. HEBERT                                 Principal Accounting Officer     December 12, 2000
---------------------------------------------------
Steven E. Hebert

/s/ ROGER D. EMERICK                                 Director                         December 12, 2000
---------------------------------------------------
Roger D. Emerick

/s/ AMIN J. KHOURY                                   Director                         December 12, 2000
---------------------------------------------------
Amin J. Khoury

/s/ JUERGEN GIESSMANN                                Director                         December 12, 2000
---------------------------------------------------
Juergen Giessmann