Form 10-Q
period 2000-12-31
BROOKS AUTOMATION INC
filed 2001-02-14
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: December 31, 2000

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

                                        Yes X     No
                                           ---       --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (January 31, 2001):

     Common stock, $0.01 par value                17,279,221 shares

                            BROOKS AUTOMATION, INC.

                                     INDEX



                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 2000
             (unaudited) and September 30, 2000                             3

           Consolidated Statements of Operations for the three
             months ended December 31, 2000 and 1999 (unaudited)            4

           Consolidated Statements of Cash Flows for the three
             months ended December 31, 2000 and 1999 (unaudited)            5

           Notes to Consolidated Financial Statements (unaudited)           6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  24

Signatures                                                                 25

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

                                                          (UNAUDITED)
                                                         December 31,   September 30,
                                                            2000            2000
                                                         ------------   -------------
Assets
Current assets
  Cash and cash equivalents                               $  82,972     $ 131,203
  Marketable securities                                     140,329        88,034
  Accounts receivable, net, including related party
    receivables of $7,000 and $6,820, respectively          106,303        92,779
  Inventories                                                64,772        56,975
  Prepaid expenses and other current assets                   8,221         8,441
  Deferred income taxes                                      18,912        17,952
                                                          ---------     ---------
    Total current assets                                    421,509       395,384

Fixed assets, net of accumulated depreciation of
  $40,094 and $36,482, respectively                          26,849        24,899
Intangible assets, net of accumulated amortization
  of $29,093 and $21,926, respectively                       55,094        60,263
Long-term marketable securities                                   -        15,000
Deferred income taxes                                        15,476        13,361
Other assets                                                  6,276         4,221
                                                          ---------     ---------
        Total assets                                      $ 525,204     $ 513,128
                                                          =========     =========

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                           $  16,000     $  16,000
  Current portion of long-term debt and capital
    lease obligations                                           579           519
  Accounts payable                                           23,981        20,874
  Deferred revenue                                           16,030        17,018
  Accrued compensation and benefits                          12,511        14,407
  Accrued acquisition-related and restructuring costs           510           538
  Accrued income taxes payable                               16,074         9,188
  Accrued expenses and other current liabilities             14,529        13,760
                                                          ---------     ---------
    Total current liabilities                               100,214        92,304

Long-term debt and capital lease obligations                     79           282
Deferred income taxes                                         4,666         5,064
Other long-term liabilities                                     456           438
                                                          ---------     ---------
        Total liabilities                                   105,415        98,088
                                                          ---------     ---------

Contingencies (Note 9)

Minority interests                                            1,129         1,186
                                                          ---------     ---------

Stockholders' equity
  Preferred stock, $0.01, 1,000,000 shares authorized,
    none issued and outstanding                                   -             -
  Common stock, $0.01 par value,  43,000,000 shares
     authorized, 17,227,059 and 17,218,484 shares
     issued and outstanding, respectively                       172           172
  Additional paid-in capital                                433,233       433,101
  Deferred compensation                                         (27)          (35)
  Accumulated other comprehensive loss                       (3,255)       (2,942)
  Accumulated deficit                                       (11,463)      (16,442)
                                                          ---------     ---------
        Total stockholders' equity                          418,660       413,854
                                                          ---------     ---------

        Total liabilities, minority interests and
         stockholders' equity                             $ 525,204     $ 513,128
                                                          =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(In thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                         2000        1999(1)
                                                      ---------     --------
Revenues
  Product, including related party revenues
    of $10,859 and $6,973, respectively               $  88,026     $ 47,185
  Services                                               19,552        7,211
                                                      ---------     --------
    Total revenues                                      107,578       54,396
                                                      ---------     --------

Cost of revenues
  Product                                                45,915       24,396
  Services                                               13,644        3,653
                                                      ---------     --------
    Total cost of revenues                               59,559       28,049
                                                      ---------     --------

Gross profit                                             48,019       26,347
                                                      ---------     --------

Operating expenses
  Research and development                               13,273        7,738
  Selling, general and administrative                    21,878       13,330
  Amortization of acquired intangible assets              5,693          849
                                                      ---------     --------
    Total operating expenses                             40,844       21,917
                                                      ---------     --------

Income from operations                                    7,175        4,430
Interest income                                           3,956          643
Interest expense                                           (204)        (313)
Other expense, net                                         (841)         (41)
                                                      ---------     --------

Income before income taxes and
  minority interests                                     10,086        4,719
Income tax provision                                      5,164        1,808
                                                      ---------     --------

Income before minority interests                          4,922        2,911
Minority interests in loss of consolidated
  subsidiary                                                (57)         (93)
                                                      ---------     --------

Net income                                            $   4,979     $  3,004
                                                      =========     ========

Earnings per share
  Basic                                               $    0.29     $   0.23
  Diluted                                             $    0.28     $   0.22

Shares used in computing earnings per share
  Basic                                                  17,222       13,076
  Diluted                                                17,598       13,718


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

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                  2000        1999(1)
                                                                ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $   4,979    $  3,004
Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                                   8,770       2,890
    Compensation expense related to common stock options                8           7
    Deferred income taxes                                            (428)        524
    Minority interests                                                (57)        (93)
    Changes in operating assets and liabilities:
      Accounts receivable                                         (13,446)    (10,854)
      Inventories                                                  (7,257)     (4,178)
      Prepaid expenses and other current assets                       249        (172)
      Accounts payable                                              2,990       6,025
      Deferred revenue                                             (1,025)        398
      Accrued acquisition-related and restructuring costs             (28)       (203)
      Accrued expenses and other current liabilities                2,433         924
                                                                ---------    --------
          Net cash used in operating activities                    (2,812)     (1,728)
                                                                ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                          (4,997)     (3,534)
Purchase of businesses, net of cash acquired                       (1,244)       (147)
Purchase of short-term marketable securities                      (37,295)          -
Increase in other assets                                           (2,611)       (144)
                                                                ---------    --------
          Net cash used in investing activities                   (46,147)     (3,825)
                                                                ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit                                    -         651
Net decrease in short-term borrowings                                   -        (260)
Payments of long-term debt                                           (143)       (124)
Proceeds from issuance of common stock                              1,047         155
                                                                ---------    --------
          Net cash provided by financing activities                   904         422
                                                                ---------    --------

Elimination of net cash activities of Irvine Optical for
  the three months ended December 31, 1999                              -          14
                                                                ---------    --------

Effects of exchange rate changes on cash and cash
  equivalents                                                        (176)       (152)
                                                                ---------    --------

Net decrease in cash and cash equivalents                         (48,231)     (5,269)
Cash and cash equivalents, beginning of period                    131,203      66,366
                                                                ---------    --------

Cash and cash equivalents, end of period                        $  82,972    $ 61,097
                                                                =========    ========


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

     The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2000.

     On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and services distributor in Japan. The transaction was recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2000, include the results of this acquired entity for the period subsequent to its acquisition.

     The Company made several acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB 16: MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2000, include the results of these acquired entities.

     The consolidated financial statements and notes thereto for the three months ended December 31, 1999 have been restated to reflect the acquisition of Irvine Optical Company LLC ("Irvine Optical") in a pooling of interests transaction effective May 5, 2000.

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

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

2.   BUSINESS ACQUISITIONS

     On December 13, 2000, the Company acquired substantially all of the assets of the business unit which acts as a distributor for ASI's software products ("ASI-Japan"), from Daifuku Co., Ltd. of Japan ("Daifuku"). The Company had acquired ASI from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku, on January 6, 2000. Upon its acquisition ASI-Japan was integrated into the Company's subsidiary in Japan. The ASI-Japan business unit provides direct sales and support for ASI's integrated factory automation solutions to simulation and scheduling customers in Japan. In consideration, the Company paid $1.1 million cash. The transaction was recorded using the purchase method of accounting in accordance with APB 16. The excess of purchase price over net assets acquired of $1.1 million will be amortized over three years using the straight-line method.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                           Three months ended
                                                               December 31,
                                                             2000      1999
                                                           -------    -------
Numerator:
  Net income                                               $ 4,979    $ 3,004
                                                           =======    =======

Denominator:
  Denominator for basic earnings per share - weighted
    average shares                                          17,222     13,076
  Effect of dilutive securities:
    Common stock options and warrants                          376        642
                                                           -------    -------
  Denominator for diluted earnings per share - adjusted
    weighted average shares and assumed conversions         17,598     13,718
                                                           =======    =======

Basic earnings per share                                   $  0.29    $  0.23
Diluted earnings per share                                 $  0.28    $  0.22


     Options to purchase approximately 2,290,000 and 359,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2000 and 1999, respectively, as their effect would be anti-dilutive. However, these options could become dilutive in future periods.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

4.   COMPREHENSIVE INCOME

     Comprehensive income for the Company is computed as the sum of net income and the change in the cumulative translation adjustment. Comprehensive income was $4,666,000 and $2,887,000 for the three month periods ended December 31, 2000 and 1999, respectively.

5.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has three reportable segments: tool automation systems, factory interface solutions and factory automation solutions. The tool automation systems segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems and products for data storage. The factory interface solutions segment provides hardware and software solutions, including minienvironments and automated transfer mechanisms, to isolate the semiconductor wafer from the production environment. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market, including consulting and software customization.

     The Company evaluates performance and allocates resources based on revenues and operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets is excluded from the segments' operating income. The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. The Company had two reportable segments in the prior year. Accordingly, all prior year information has been restated to conform to the present year presentation.

     Financial information for the Company's business segments is as follows (in thousands):

                                         Tool       Factory     Factory
                                      Automation   Interface   Automation
                                        Systems    Solutions    Solutions    Total
                                      ----------   ---------   ----------- --------
THREE MONTHS ENDED DECEMBER 31, 2000
  Revenues                              $53,752    $ 26,754     $27,072    $107,578
  Gross margin                          $19,923    $ 10,013     $18,083    $ 48,019
  Operating income                      $ 7,333    $  3,410     $ 2,125    $ 12,868

THREE MONTHS ENDED DECEMBER 31, 1999
  Revenues                              $30,701    $ 10,937     $12,758    $ 54,396
  Gross margin                          $12,419    $  3,748     $10,180    $ 26,347
  Operating income (loss)               $ 3,167    $   (416)    $ 2,528    $  5,279


     A reconciliation of the Company's reportable segment operating income to the corresponding consolidated amounts for the three month periods ended December 31, 2000 and 1999 is as follows (in thousands):

                                                  Three months ended
                                                     December 31,
                                                   2000       1999
                                                  -------    ------

     Segment operating income                     $12,868    $5,279
     Amortization of acquired intangible assets     5,693       849
                                                  -------    ------
            Total operating income                $ 7,175    $4,430
                                                  =======    ======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     Net revenues by geographic area are as follows (in thousands):

                            Three months ended
                                December 31,
                           2000           1999
                         --------       -------

     North America       $ 59,248       $26,291
     Asia/Pacific          28,416        16,158
     Europe                19,914        11,947
                         --------       -------
                         $107,578       $54,396
                         ========       =======


6.   SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     One of the Company's directors is also a director of one of the Company's customers. Net revenue recognized from this customer was $10.9 million and $7.0 million, or 10.1% and 12.9% of revenues, in the three months ended December 31, 2000 and 1999, respectively. Amounts due from this customer included in accounts receivable at December 31, 2000 and September 30, 2000 were $7.0 million and $6.8 million, respectively. Related party amounts included in accounts receivable are on standard terms and manner of settlement. The Company had no other customer that accounted for more than 10% of revenues in the three month periods ended December 31, 2000 or 1999.

     On January 23, 2001, one of the Company's directors resigned his position as a director of one of the Company's customers. Accordingly, this customer will not be considered a related party in subsequent reporting periods.

7.   ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

     The activity related to the Company's acquisition-related and restructuring liabilities during the three months ended December 31, 2000 is below (in thousands):


                                Balance                        Balance
                             September 30,                   December 31,
                                  2000        Utilization         2000
                             -------------    -----------    ------------

     Facilities                  $ 507           $  (8)          $499
     Workforce-related              20             (20)             -
     Other                          11               -             11
                                 -----           -----           ----
                                 $ 538           $ (28)          $510
                                 =====           =====           ====

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


8.   OTHER BALANCE SHEET INFORMATION

     Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

                                               December 31,    September 30,
                                                   2000             2000
                                               ------------    -------------

     Accounts receivable                         $109,546         $94,709
     Less allowances                                3,243           1,930
                                                 --------         -------
                                                 $106,303         $92,779
                                                 ========         =======

     Inventories
       Raw materials and purchased parts         $ 45,667         $33,827
       Work-in-process                             11,686          13,668
       Finished goods                               7,419           9,480
                                                 --------         -------
                                                 $ 64,772         $56,975
                                                 ========         =======

9.   CONTINGENCY

     There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. In 1992, the Company received notice from a third party alleging infringements of such party's patent rights by certain of the Company's products. The Company believes the patents claimed may be invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe it is probable that the future events related to this threatened matter would have an adverse effect on the Company's business.


10.  SUBSEQUENT EVENTS

     The Company completed the purchase of its headquarters complex on January 29, 2001 for approximately $27 million in cash.

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

The Company's business is highly dependent upon the capital expenditures of semiconductor and flat panel display manufacturers, which historically have been cyclical, and the Company's ability to develop, manufacture and sell new products and product enhancements. The Company's revenues grew substantially in fiscal 2000 compared to fiscal 1999 due in large part to high levels of capital expenditures of semiconductor manufacturers. The Company cannot guarantee that these levels of expenditures will be sustained through fiscal 2001. The Company's results are also effected, especially when measured on a quarterly basis, by the volume, composition and timing of orders, conditions in industries served by the Company, competition and general economic conditions.

                            BROOKS AUTOMATION, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued


BASIS OF PRESENTATION

On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and services distributor in Japan. The transaction was recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2000, include the results of this acquired entity for the period subsequent to its acquisition.

The Company made several acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB16:
MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2000, include the results of these acquired entities.

The consolidated financial statements and notes thereto for the three months ended December 31, 1999 have been restated to reflect the acquisition of Irvine Optical Company LLC ("Irvine Optical") in a pooling of interests transaction effective May 5, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

The Company reported net income of $5.0 million for the three months ended December 31, 2000, compared to $3.0 million in the same prior year period. The results for the three months ended December 31, 2000, include $5.7 million of amortization of acquired intangible assets. The results for the three months ended December 31, 1999, include $0.8 million of amortization of acquired intangible assets. The Company did not record any acquisition-related charges in either period.

REVENUES

The Company reported revenues of $107.6 million in the three months ended December 31, 2000, compared to $54.4 million in the same prior year period, a 97.8% increase. The overall increase is principally attributable to incremental revenue from acquisitions and the strength in both the original equipment manufacturer ("OEM") and end user markets. The Company experienced growth in all of the geographic regions in which it operates.

All of the Company's segments reported increases in revenues from the prior year. The Company's tool automation systems segment reported revenues of $53.7 million in the three months ended December 31, 2000, an increase of 75.2% from $30.7 million in the comparable prior year period. This increase is primarily attributable to growth in the vacuum business area. Revenues for the Company's factory interface solutions segment were $26.8 million in the three months ended December 31, 2000, compared to $10.9 million in the same prior year period, an increase of 145.9%. This increase is the result of strong growth in the Company's sorter and SMIF product lines. The Company's factory automation solutions segment reported revenues of $27.1 million in the three months ended December 31, 2000, an increase of 111.7% from revenues of $12.8 million in the same period of the prior year. This increase is principally due to the acquisition of ASC and ASI on January 6, 2000.

                            BROOKS AUTOMATION, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

Product revenues increased $40.8 million, or 86.4%, to $88.0 million in the three months ended December 31, 2000, from $47.2 million in the three months ended December 31, 1999. This growth is primarily attributable to acquisitions and the overall strength in the OEM and end user markets.

Service revenues increased $12.4 million, or 172.2%, to $19.6 million in the three months ended December 31, 2000, compared to $7.2 million in the same prior year period. This increase is primarily attributable to the Company's acquisition and internal growth.

Foreign revenues were $48.7 million, or 45.2% of revenues, and $28.2 million, or 51.8% of revenues, in the three month periods ended December 31, 2000 and 1999, respectively. The increase is primarily the result of the Company's expanded global presence from its recent acquisitions and expanded sales and marketing activities. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues achieved will remain a strong component of the Company's total revenues.

GROSS MARGIN

Gross margin decreased to 44.6% for the three months ended December 31, 2000, compared to 48.4% for the same prior year period. The Company's tool automation systems segment gross margin decreased to 37.1% for the three months ended December 31, 2000, from 40.5% for the comparable prior year period. This decrease is primarily attributable to newer products in the atmospheric business which have not yet achieved their optimal manufacturing volume. Gross margin for the Company's factory interface solutions segment was 37.4% for the three months ended December 31, 2000, an increase compared to 34.3% for the same prior year period. This increase is primarily the result of product mix. The Company's factory automation solutions gross margin decreased to 66.8% for the three months ended December 31, 2000, from 79.8% for the same prior year period. The decrease is primarily attributable to the acquired service business of ASC, which has a historically lower margin structure than that of the segment.

Gross margin on product revenues was 47.8% for the three months ended December 31, 2000, a decrease from 48.3% for the same prior year period. The decrease is primarily attributable to the higher level of end user hardware contribution in the business mix combined with the increase of newer products which have not yet achieved their optimal manufacturing volume.

Gross margin on service revenues decreased to 30.2% for the three months ended December 31, 2000, from 49.3% for the comparable period of the prior year. The decrease is primarily a result of business mix, combined with ASC's historically lower margin structure.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 2000, were $13.3 million, an increase of $5.6 million, compared to $7.7 million in the three months ended December 31, 1999. However, research and development expenses decreased as a percentage of revenues, to 12.3% in the three months ended December 31, 2000, from 14.2% in the same prior year period. The increase in absolute spending is the result of the research and development related to the Company's recent acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to the next generation vacuum wafer handling products, partially offset by the elimination of redundant research and development programs. The Company plans to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

                            BROOKS AUTOMATION, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $21.9 million for the three months ended December 31, 2000, an increase of $8.6 million, compared to $13.3 million in the same prior year period. However, selling, general and administrative expenses decreased as a percentage of revenues, to 20.3% in the three months ended December 31, 2000, from 24.5% in the three months ended December 31, 1999. The increase in absolute spending is the result of expanded sales and marketing activities as well as completed acquisitions and infrastructure improvements, while the improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base. The Company expects that future expenditure levels will continue at or above current levels to support its worldwide sales and administrative organizations.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense for acquired intangible assets totaled $5.7 million in the three months ended December 31, 2000, and relates to the acquired intangible assets of the ASC and ASI acquisition, which was consummated January 6, 2000, the Infab, Domain and Hanyon acquisitions, all of which occurred during the second half of fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets was $0.8 million in the three months ended December 31, 1999 and relates to the Infab, Domain and Hanyon acquisitions and Irvine Optical's acquisition of a corporation in March 1997.

INTEREST INCOME AND EXPENSE

Interest income increased by $3.3 million, to $3.9 million, in the three months ended December 31, 2000, due primarily to higher cash and investment asset balances which resulted from the Company's public offering of shares of common stock in March 2000. Interest income was $0.6 million in the three months ended December 31, 1999. Interest expense of $0.2 million for the three months ended December 31, 2000 is primarily related to the Company's note payable to Daifuku America related to the acquisition of ASC and ASI. Interest expense of $0.3 million for the three months ended December 31, 1999 relates primarily to Irvine Optical's debt, which was discharged in the third fiscal quarter of 2000.

INCOME TAX PROVISION

The Company recorded net income tax expense of $5.2 million and $1.8 million for the three months ended December 31, 2000 and 1999, respectively. The tax provision is attributable to federal, state, foreign and withholding taxes. Federal and state taxes have been reduced for net operating losses, research and development tax credits and a foreign sales corporation benefit.

                            BROOKS AUTOMATION, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $83.0 million at December 31, 2000, a decrease of $48.2 million from September 30, 2000. This decrease in cash and cash equivalents is primarily the result of the Company's purchase of marketable securities. In connection with its acquisition of ASC and ASI on January 6, 2000, the Company has a note payable to Daifuku America in the amount of $16.0 million. This note was subsequently paid in full on January 5, 2001. In addition, the Company completed the purchase of its headquarters complex on January 29, 2001 for approximately $27 million in cash.

Cash used in operations was $2.8 million, and is primarily attributable to increases in accounts receivable and inventories of $13.4 million and $7.3 million, respectively, partially offset by depreciation and amortization of $8.8 million, and increases of $3.0 million and $2.4 million in accounts payable and accrued expenses and other current liabilities, respectively. The increase in accounts receivable and inventories is primarily attributable to the Company's recent rapid growth. The Company's increased sales, particularly in Asia, combined with a greater number of long-term project contracts, have also contributed to the increase in accounts receivable.

Cash used in investing activities was $46.1 million, and was principally comprised of $37.3 million for the purchase of marketable securities, $5.0 million used for capital additions, primarily in telecommunications, systems infrastructure and for computer requirements, $2.6 million used for the purchase of other assets, and $1.2 million used for the purchase of businesses.

Cash provided by financing activities was $0.9 million, comprised of $1.0 million of proceeds from the issuance of common stock, resulting from issuance of stock under the Company's employee stock purchase plan and the exercise of stock options, partially offset by $0.1 million for the payment of prior long-term debt of the Company.

While the Company has no significant capital commitments, as it expands its product offerings, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. The Company transferred all of its outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At December 31, 2000, $1.0 million of the facility was in use, all of it for letters of credit.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").
This statement was amended by the issuance of Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement was further amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a significant effect on the Company's results of operations or financial position, as the Company currently does not utilize derivative instruments.

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

         We Rely on a Small Number of Customers for a Large Portion of our Revenues. We receive a significant portion of our revenues in each fiscal period from a limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, would adversely affect our business. Sales to our ten largest customers accounted for approximately 49% of total revenues in the three months ended December 31, 2000 and 43% of total revenues in fiscal 2000.

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

     Rising Energy Costs In California May Result in Increased Operating Expenses and Reduced Net Income. California is currently experiencing an energy crisis. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next several months relative to the rest of the United States. Because we maintain one of our manufacturing facilities in Southern California, our operating expenses with respect to that location may increase if this trend continues. If we cannot pass along these costs to our customers, our margins will suffer and our net income could decrease.

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

     Our International Business Operations Expose Us to a Number of Difficulties in Coordinating Our Activities Abroad and in Dealing with Multiple Regulatory Environments. Approximately 45% of our total revenues in the three months ended December 31, 2000, and 49% of our total revenues in fiscal 2000, were derived from customers located outside North America. We anticipate that international sales will continue to account for a significant portion of our revenues. Our vendors are located in several different foreign countries. As a result of our international business operations, we are subject to various risks, including:

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

                             BROOKS AUTOMATION, INC.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at December 31, 2000, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          Exhibit No.   Description
          -----------   -----------

            10.43        Retention Agreement for J. Pelusi dated June 16, 2000.

     (b) No reports on Form 8-K were filed during the quarterly period ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BROOKS AUTOMATION, INC.



DATE: February 14, 2001                 /s/ Robert J. Therrien
                                        --------------------------------
                                        Robert J. Therrien
                                        Director and President
                                        (Principal Executive Officer)



DATE: February 14, 2001                 /s/ Ellen B. Richstone
                                        --------------------------------
                                        Ellen B. Richstone
                                        Senior Vice President of Finance and
                                        Administration and Chief Financial
                                        Officer (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit No.     Description
-----------     -----------

   10.43        Retention Agreement for J. Pelusi dated June 16, 2000.