Form 10-Q
period 2001-03-31
BROOKS AUTOMATION INC
filed 2001-05-11
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (April 30, 2001):

     Common stock, $0.01 par value                       17,394,299 shares

                             BROOKS AUTOMATION, INC.

                                      INDEX


                                                                                                          PAGE NUMBER
                                                                                                          -----------

PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2001 and
                 September 30, 2000 (unaudited)                                                                 3

               Consolidated Statements of Operations for the three and six months
                 ended March 31, 2001 and 2000 (unaudited)                                                      4

               Consolidated Statements of Cash Flows for the six months
                 ended March 31, 2001 and 2000 (unaudited)                                                      5

               Notes to Consolidated Financial Statements (unaudited)                                           6

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                           12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                       28


PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                                        29

Item 4.       Submission of Matters to a Vote of the Security Holders                                          29

Item 6.       Exhibits and Reports on Form 8-K                                                                 30

Signatures                                                                                                     31

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       MARCH 31,         SEPTEMBER 30,
                                                                                         2001                2000
                                                                                       ---------         -------------
ASSETS
Current assets
  Cash and cash equivalents                                                            $  70,599           $ 131,203
  Marketable securities                                                                   76,038              88,034
  Accounts receivable, net, including related party receivables of $6,820
    at September 30, 2000 (See Note 6)                                                   119,957              92,779
  Inventories                                                                             70,596              56,975
  Prepaid expenses and other current assets                                               11,993               8,441
  Deferred income taxes                                                                   18,379              17,952
                                                                                       ---------           ---------
    Total current assets                                                                 367,562             395,384

Property, plant and equipment
  Buildings and land                                                                      31,500               1,573
  Computer equipment and software                                                         33,255              23,525
  Machinery and equipment                                                                 17,530              19,958
  Furniture and fixtures                                                                   7,432               6,665
  Leasehold improvements                                                                   9,089               9,169
  Construction in progress                                                                 1,698                 491
                                                                                       ---------           ---------
                                                                                         100,504              61,381
  Less:  Accumulated depreciation and amortization                                       (43,092)            (36,482)
                                                                                       ---------           ---------
    Net property, plant and equipment                                                     57,412              24,899
Intangible assets, net                                                                    76,677              60,263
Long-term marketable securities                                                               --              15,000
Deferred income taxes                                                                     16,972              13,361
Other assets                                                                               5,483               4,221
                                                                                       ---------           ---------

        Total assets                                                                   $ 524,106           $ 513,128
                                                                                       =========           =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                        $      --           $  16,000
  Current portion of long-term debt and capital lease obligations                            536                 519
  Accounts payable                                                                        19,368              20,874
  Deferred revenue                                                                        21,369              17,018
  Accrued compensation and benefits                                                       12,775              14,407
  Accrued acquisition-related and restructuring costs                                        395                 538
  Accrued income taxes payable                                                            22,743               9,188
  Accrued expenses and other current liabilities                                          22,092              13,760
                                                                                       ---------           ---------
    Total current liabilities                                                             99,278              92,304

Long-term debt and capital lease obligations                                                  --                 282
Deferred income taxes                                                                      4,627               5,064
Other long-term liabilities                                                                  474                 438
                                                                                       ---------           ---------
        Total liabilities                                                                104,379              98,088
                                                                                       ---------           ---------
Contingencies (See Note 8)

Minority interests                                                                         1,034               1,186
                                                                                       ---------           ---------
Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
    issued and outstanding                                                                    --                  --
  Common stock, $0.01 par value, 43,000,000 shares authorized, 17,387,374 and
    17,218,484 shares issued and outstanding, respectively                                   174                 172
  Additional paid-in capital                                                             438,499             433,101
  Deferred compensation                                                                      (20)                (35)
  Accumulated other comprehensive loss                                                    (5,794)             (2,942)
  Accumulated deficit                                                                    (14,166)            (16,442)
                                                                                       ---------           ---------
        Total stockholders' equity                                                       418,693             413,854
                                                                                       ---------           ---------

        Total liabilities, minority interests and stockholders' equity                 $ 524,106           $ 513,128
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

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands, except per share data)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              MARCH 31,                         MARCH 31,
                                                                         2001           2000(1)           2001            2000(1)
                                                                      ---------        ---------        ---------        ---------

Revenues
  Product, including related party revenues of $3,075 and
    $13,934 for the periods from January 1, 2001 and October 1,
    2000 through January 23, 2001, respectively, and $8,554
    and $15,527 for the three and six month periods ended
    March 31, 2000, respectively (See Note 6)                         $  83,420        $  65,751        $ 171,446        $ 112,936
  Services                                                               25,320           13,806           44,872           21,017
                                                                      ---------        ---------        ---------        ---------
    Total revenues                                                      108,740           79,557          216,318          133,953
                                                                      ---------        ---------        ---------        ---------
Cost of revenues
  Product                                                                42,348           34,640           88,263           59,036
  Services                                                               19,620            8,786           33,264           12,439
                                                                      ---------        ---------        ---------        ---------
    Total cost of revenues                                               61,968           43,426          121,527           71,475
                                                                      ---------        ---------        ---------        ---------
Gross profit                                                             46,772           36,131           94,791           62,478
                                                                      ---------        ---------        ---------        ---------
Operating expenses
  Research and development                                               15,079           10,362           28,352           18,100
  Selling, general and administrative                                    22,447           15,966           44,325           29,296
  Amortization of acquired intangible assets                              6,942            4,858           12,635            5,707
  Acquisition-related charges                                             1,018               --            1,018               --
                                                                      ---------        ---------        ---------        ---------
    Total operating expenses                                             45,486           31,186           86,330           53,103
                                                                      ---------        ---------        ---------        ---------
Income from operations                                                    1,286            4,945            8,461            9,375
Interest income                                                           2,193            1,039            6,149            1,682
Interest expense                                                             89              480              293              793
Other income (expense)                                                      227               31             (614)             (10)
                                                                      ---------        ---------        ---------        ---------
Income before income taxes and minority interests                         3,617            5,535           13,703           10,254
Income tax provision                                                      6,415            3,677           11,579            5,485
                                                                      ---------        ---------        ---------        ---------
Income (loss) before minority interests                                  (2,798)           1,858            2,124            4,769
Minority interests in loss of consolidated subsidiary                       (95)             (15)            (152)            (108)
                                                                      ---------        ---------        ---------        ---------
Net income (loss)                                                     $  (2,703)       $   1,873        $   2,276        $   4,877
                                                                      =========        =========        =========        =========
Earnings (loss) per share
  Basic                                                               $   (0.16)       $    0.13        $    0.13        $    0.36
  Diluted                                                             $   (0.16)       $    0.12        $    0.13        $    0.34

Shares used in computing earnings (loss) per share
  Basic                                                                  17,335           14,002           17,279           13,386
  Diluted                                                                17,335           15,362           17,841           14,387


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

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                              2001              2000(1)
                                                                           ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $   2,276           $   4,877
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                             18,845              10,659
    Compensation expense related to common stock options                          15                  15
    Deferred income taxes                                                     (6,978)                651
    Minority interests                                                          (152)               (108)
    Loss on depreciable asset disposals                                          118                  28
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (20,687)            (25,436)
      Inventories                                                            (13,062)            (11,784)
      Prepaid expenses and other current assets                               (3,555)             (4,517)
      Accounts payable                                                        (2,018)             11,171
      Deferred revenue                                                         2,249               2,083
      Accrued acquisition-related and restructuring costs                       (143)               (405)
      Accrued expenses and other current liabilities                          18,791               7,740
                                                                           ---------           ---------
          Net cash used in operating activities                               (4,301)             (5,026)
                                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                   (37,078)             (5,431)
Purchase of businesses, net of cash acquired                                 (29,980)            (24,004)
Sale of short-term marketable securities                                      26,996                  --
Proceeds from sale of depreciable assets                                           2                 313
Increase in other assets                                                      (2,470)             (1,036)
                                                                           ---------           ---------
          Net cash used in investing activities                              (42,530)            (30,158)
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings                                        (16,000)               (202)
Net borrowings under lines of credit                                              --               1,854
Payments of long-term debt and capital lease obligations                        (265)               (260)
Issuance of long-term debt                                                        --                   2
Proceeds from issuance of common stock, net of issuance costs                  2,699             223,912
                                                                           ---------           ---------
          Net cash provided by (used in) financing activities                (13,566)            225,306
                                                                           ---------           ---------

Elimination of net cash activities of Irvine Optical for the
   three months ended December 31, 1999                                           --                  14
                                                                           ---------           ---------

Effects of exchange rate changes on cash and cash
  equivalents                                                                   (207)                288
                                                                           ---------           ---------

Net increase (decrease) in cash and cash equivalents                         (60,604)            190,424
Cash and cash equivalents, beginning of period                               131,203              66,366
                                                                           ---------           ---------

Cash and cash equivalents, end of period                                   $  70,599           $ 256,790
                                                                           =========           =========


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

                             BROOKS AUTOMATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (the "Company") included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for the periods presented have been reflected.

     The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2000.

     On February 16, 2001, the Company acquired SEMY Engineering, Inc. ("SEMY"), a provider of advanced process and equipment control systems for the semiconductor industry. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and services distributor in Japan. Both transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, the Company's Consolidated Statements of Operations for the three and six months ended March 31, 2001 and Consolidated Statement of Cash Flows for the six months ended March 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

     The Company made several acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB 16: MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and six months ended March 31, 2001, include the results of these acquired entities. The Company's Consolidated Statements of Operations and of Cash Flows for the comparable prior year periods include the results of ASC and ASI for the period subsequent to their acquisition.

     The consolidated financial statements and notes thereto for the three and six months ended March 31, 2000 have been restated to reflect the acquisition of Irvine Optical Company LLC ("Irvine Optical") in a pooling of interests transaction effective May 5, 2000.

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

2.   BUSINESS ACQUISITIONS

     On February 16, 2001, the Company acquired SEMY, a wholly owned subsidiary of Semitool, Inc. SEMY, located in Phoenix, Arizona, is a provider of advanced process and equipment control systems for the semiconductor industry. In consideration, the Company paid $36.0 million cash and issued 73,243 shares of Brooks common stock with a value of $2.7 million. The transaction was recorded using the purchase method of accounting in accordance with APB 16. The excess of purchase price over net assets acquired of $33.1 million has been recorded based on a preliminary purchase price allocation. Finalization of the

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     allocation of the purchase price to tangible and identifiable intangible assets acquired will be made after the completion of analyses of their fair values. The Company anticipates that the weighted average useful life of the acquired intangible assets will be three years. The assets are being amortized using the straight-line method.

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

                                               Three months ended                       Six months ended
                                                    March 31,                               March 31,
                                            2001                2000                2001                2000
                                         ---------------------------------------------------------------------

    Revenues                             $ 110,288           $  83,571           $ 224,239           $ 141,720
    Net income (loss)                    $  (4,100)          $     317           $     111           $   1,494
    Net income (loss) per share          $   (0.24)          $    0.02           $    0.01           $    0.10

     On December 13, 2000, the Company acquired substantially all of the assets of the business unit which acts as a distributor for ASI's software products ("ASI-Japan"), from Daifuku Co., Ltd. of Japan ("Daifuku"). The Company had acquired ASI from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku, on January 6, 2000. Upon its acquisition ASI-Japan was integrated into the Company's subsidiary in Japan. The ASI-Japan business unit provides direct sales and support for ASI's integrated factory automation solutions to simulation and scheduling customers in Japan. In consideration, the Company paid $1.1 million cash. The transaction was recorded using the purchase method of accounting in accordance with APB 16. The excess of purchase price over net assets acquired of $1.0 million will be amortized over three years using the straight-line method.

     The Company received an aggregate of $6.0 million in cash payments as settlements for shortfalls in the net asset values acquired relative to two recent acquisitions. As a result, the Company recorded reductions of $5.1 million and $0.9 million to acquired intangible assets in the three months ended March 31, 2001 and December 31, 2000, respectively.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


3.   EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                             Three months ended                    Six months ended
                                                                  March 31,                            March 31,
                                                           2001               2000              2001              2000
                                                         ---------------------------------------------------------------

Numerator:
  Net income (loss)                                      $ (2,703)          $  1,873          $  2,276          $  4,877
                                                         ========           ========          ========          ========

Denominator:
  Denominator for basic earnings (loss) per
   share - weighted average shares                         17,335             14,002            17,279            13,386
  Effect of dilutive securities:
   Common stock options and warrants                           --              1,360               562             1,001
                                                         --------           --------          --------          --------
  Denominator for diluted earnings (loss) per
   share - adjusted weighted average shares and
   assumed conversions                                     17,335             15,362            17,841            14,387
                                                         ========           ========          ========          ========

Basic earnings (loss) per share                          $  (0.16)          $   0.13          $   0.13          $   0.36
Diluted earnings (loss) per share                        $  (0.16)          $   0.12          $   0.13          $   0.34

     Options to purchase approximately 2,525,000 and 1,800 shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000, respectively, as their effect would be anti-dilutive. Options to purchase approximately 2,033,000 and 180,000 shares of common stock were excluded from the computation of diluted earnings per share for the six months ended March 31, 2001 and 2000, respectively, as their effect would be anti-dilutive. However, these options could become dilutive in future periods.

4.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment, which is the only component of the Company's accumulated other comprehensive loss. The Company's comprehensive loss for the three and six month periods ended March 31, 2001 was $5,242,000 and $576,000, respectively. Comprehensive income was $1,320,000 and $4,207,000 for the three and six month periods ended March 31, 2000, respectively.

5.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has three reportable segments: tool automation systems, factory interface solutions and factory automation solutions. The tool automation systems segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems, products and components and products for data storage. The factory interface solutions segment provides hardware and software solutions, including minienvironments and automated transfer mechanisms, to isolate the semiconductor wafer from the production environment. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market, including consulting and software customization.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     The Company evaluates performance and allocates resources based on revenues and operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related charges are excluded from the segments' operating income. The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred taxes, acquired intangible assets, all assets of the Company's Securities Corporation and investments in subsidiaries. The Company had two reportable segments in the prior year. Accordingly, all prior year information has been restated to conform to the present year presentation.

     Financial information for the Company's business segments is as follows (in thousands):

                                                  Tool             Factory            Factory
                                                Automation        Interface         Automation
                                                 Systems          Solutions          Solutions          Total
                                                ---------------------------------------------------------------

     THREE MONTHS ENDED MARCH 31, 2001
       Revenues                                 $ 51,102          $ 24,673           $ 32,965          $108,740
       Gross margin                             $ 22,180          $  9,671           $ 19,234          $ 51,085
       Operating income                         $  6,675          $    955           $  1,616          $  9,246

     THREE MONTHS ENDED MARCH 31, 2000
       Revenues                                 $ 40,111          $ 17,868           $ 21,578          $ 79,557
       Gross margin                             $ 17,541          $  4,348           $ 14,242          $ 36,131
       Operating income (loss)                  $  8,260          $     (2)          $  1,545          $  9,803

     SIX MONTHS ENDED MARCH 31, 2001
       Revenues                                 $104,854          $ 51,427           $ 60,037          $216,318
       Gross margin                             $ 42,103          $ 19,684           $ 37,317          $ 99,104
       Operating income                         $ 14,008          $  4,365           $  3,741          $ 22,114

     SIX MONTHS ENDED MARCH 31, 2000
       Revenues                                 $ 70,812          $ 28,805           $ 34,336          $133,953
       Gross margin                             $ 29,960          $  8,096           $ 24,422          $ 62,478
       Operating income (loss)                  $ 11,426          $   (417)          $  4,073          $ 15,082

    Assets
       March 31, 2001                           $209,745          $44,322            $57,196           $311,263
       September 30, 2000                       $118,952          $52,159            $43,965           $215,076

     A reconciliation of the Company's reportable segment operating income to the corresponding consolidated amounts for the three and six month periods ended March 31, 2001 and 2000 is as follows (in thousands):

                                                            Three months ended                 Six months ended
                                                                 March 31,                        March 31,
                                                           2001            2000             2001             2000
                                                         ----------------------------------------------------------

     Segment operating income                            $ 9,246          $ 9,803          $22,114          $15,082
     Amortization of acquired intangible assets            6,942            4,858           12,635            5,707
     Acquisition-related charges                           1,018               --            1,018               --
                                                         -------          -------          -------          -------
        Total operating income                           $ 1,286          $ 4,945          $ 8,461          $ 9,375
                                                         =======          =======          =======          =======

     A reconciliation of the Company's reportable segment assets to the corresponding consolidated amounts as of March 31, 2001 and September 30, 2000 is as follows (in thousands):

                                                        March 31,     September 30,
                                                          2001            2000
                                                        --------------------------

    Segment assets                                     $311,263         $215,076
    Deferred tax asset                                   35,351           31,313
    Acquired intangible assets                           74,166           58,405
    Securities Corporation asstss                       103,326          208,334
                                                       --------         --------
                                                       $524,106         $513,128
                                                       ========         ========

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     Net revenues by geographic area are as follows (in thousands):

                                Three months ended                  Six months ended
                                     March 31,                          March 31,
                              2001              2000              2001              2000
                            --------------------------------------------------------------

     North America          $ 59,782          $ 38,547          $119,030          $ 64,839
     Asia/Pacific             31,058            26,681            59,474            42,838
     Europe                   17,900            14,329            37,814            26,276
                            --------          --------          --------          --------
                            $108,740          $ 79,557          $216,318          $133,953
                            ========          ========          ========          ========

6.   SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     One of the Company's directors had previously also been a director of one of the Company's customers. On January 23, 2001, this individual resigned his position with the Company's customer. Accordingly, this customer will not be considered a related party in subsequent reporting periods. Revenues recognized from this customer in the current fiscal year through January 23, 2001 were $3.1 million for the period from January 1, 2001 and $13.9 million for the period from October 1, 2000. Revenues recognized from this customer in the three and six months ended March 31, 2000 were $8.6 million and $15.5 million, or 10.8% and 11.6% of revenues, respectively. Revenues from this customer for the three and six month periods ended March 31, 2001, also comprised more than 10% of revenues; 12.3% and 11.2%, respectively. The amount due from this customer included in accounts receivable at September 30, 2000 was $6.8 million. Related party amounts included in accounts receivable are on standard terms and manner of settlement.

     The Company had no other customer that accounted for more than 10% of revenues in the three or six month periods ended March 31, 2001 and 2000.

7.   OTHER BALANCE SHEET INFORMATION

     Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

                                                     March 31,       September 30,
                                                       2001               2000
                                                     -----------------------------

       Accounts receivable                           $123,240          $ 94,709
       Less allowances                                  3,283             1,930
                                                     --------          --------
                                                     $119,957          $ 92,779
                                                     ========          ========

       Inventories
          Raw materials and purchased parts          $ 50,752          $ 33,827
          Work-in-process                              15,478            13,668
          Finished goods                                4,366             9,480
                                                     --------          --------
                                                     $ 70,596          $ 56,975
                                                     ========          ========

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


                                                 March 31,       September 30,
                                                   2001              2000
                                                 -----------------------------

       Intangible assets
          Patents                                $  5,608          $  6,781
          Capitalized software                      2,697             1,805
          Completed technology                      4,505             4,505
          License agreements                          678               678
          Trademarks and trade names                1,564             1,564
          Non-competition agreements                1,033             1,033
          Assembled workforces                      5,880             5,880
          Customer relationships                    1,305             1,305
          Goodwill                                 85,498            58,638
                                                 --------          --------
                                                  108,768            82,189
          Less accumulated amortization            32,091            21,926
                                                 --------          --------
                                                 $ 76,677          $ 60,263
                                                 ========          ========

8.   CONTINGENCY

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


BASIS OF PRESENTATION

On February 16, 2001, the Company acquired SEMY Engineering, Inc. ("SEMY"), a provider of advanced process and equipment control systems for the semiconductor industry. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and services distributor in Japan. Both transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, the Company's Consolidated Statements of Operations for the three and six months ended March 31, 2001 and Consolidated Statement of Cash Flows for the six months ended March 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

The Company made several acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB16:
MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three and six months ended March 31, 2001, include the results of these acquired entities. The Company's Consolidated Statements of Operations and of Cash Flows for the three and six months ended March 31, 2000, include the results of ASC and ASI for the period subsequent to their acquisition.

The consolidated financial statements and notes thereto for the three and six months ended March 31, 2000 have been restated to reflect the acquisition of Irvine Optical Company LLC ("Irvine Optical") in a pooling of interests transaction effective May 5, 2000.

RESULTS OF OPERATIONS

The Company's business is significantly dependent on capital expenditures by semiconductor manufacturers, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company's revenues grew substantially in fiscal 2000 compared to fiscal 1999 due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn. As a result, the Company anticipates lower shipments of its products in the next few quarters. While the Company will take selective cost reduction actions in many areas of its business in response to this downturn, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, such as its infrastructure, customer support and new products.

THREE AND SIX MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2000

The Company reported a net loss of $2.7 million for the three months ended March 31, 2001, compared to net income of $1.9 million in the same prior year period. Net income for the six months ended March 31, 2001 was $2.3 million, compared to $4.9 million in the same prior year period. The loss for the quarter is partially attributable to the effect of the goodwill amortization recorded for the acquisition of ASC and ASI which is non-deductible for purposes of the Company's income tax provision. As pre-tax earnings have declined due to the overall downturn in the semiconductor industry, the effective tax rate has increased due to the significant amount of goodwill amortization that cannot be deducted.

The results for the three months ended March 31, 2001 include $6.9 million of amortization of acquired intangible assets and $1.0 million of acquisition-related costs; the results for the prior year quarter include $4.9 million of amortization of acquired intangible assets. The results for the six months ended March 31, 2001 include $12.6 million of amortization of acquired intangible assets and $1.0 of acquisition-related costs;

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


included in the prior year period results is $5.7 million of amortization of acquired intangible assets. The Company did not record acquisition-related costs in either the three or six month periods ended March 31, 2000.

REVENUES

The Company reported revenues of $108.7 million in the three months ended March 31, 2001, compared to $79.6 million in the same prior year period. For the six months ended March 31, 2001, the Company reported revenues of $216.3 million. This compares to revenues of $134.0 million in the six months ended March 31, 2000. The overall increase is principally attributable to incremental revenue from acquisitions and the strength in both the original equipment manufacturer ("OEM") and end user markets. The Company experienced growth in all of the geographic regions in which it operates.

All of the Company's segments reported increases in revenues from the prior year three and six month periods. The Company's tool automation systems segment reported revenues of $51.1 million in the three months ended March 31, 2001, an increase of 27.4%, from the same prior year period. The segment's revenues for the six months ended March 31, 2001, increased 48.1%, to $104.9 million, from the same prior year period. These increases are primarily attributable to growth in the vacuum business area. The Company's factory interface solutions segment reported increases of 38.1% and 78.5%, to $24.7 million and $51.4 million, in the three and six months ended March 31, 2001, respectively, compared to the same prior year periods, reflecting the strong growth in the Company's sorter and SMIF product lines. The Company's factory automation solutions segment reported revenues of $32.9 million and $60.0 million in the three and six months ended March 31, 2001, respectively. This segment's revenues increased 52.8% for the three month period and 74.9% for the six month period ended March 31, 2001, compared to the same prior year periods. These increases are principally due to internal growth, the acquisition of SEMY in the current quarter, and the acquisition of ASC and ASI on January 6, 2000. In future periods, the Company anticipates that more of this segment's revenues will be recognized and recorded on a percentage of completion basis due to its mix of product and services contracts.

Product revenues increased 26.9%, to $83.4 million, in the three months ended March 31, 2001, compared to $65.8 million in the three months ended March 31, 2000. Product revenues of $171.4 million for the six months ended March 31, 2001, were 51.8% higher than the $112.9 million reported in the same prior year period. This growth is primarily attributable to acquisitions and the overall strength in the OEM and end user markets, including increased 300mm sales.

Service revenues for the three months ended March 30, 2001 were $25.3 million, an increase of $11.5 million, or 83.4%, from the three months ended March 31, 2000. Service revenues for the six months ended March 31, 2001 increased $23.9 million, to $44.9 million, more than double the $21.0 million reported in the same prior year period. These increases are primarily attributable to the Company's acquisitions and internal growth.

Foreign revenues were $49.0 million, or 45.0% of revenues, and $41.0 million, or 51.5% of revenues, in the three month periods ended March 31, 2001 and 2000, respectively. For the six month periods ended March 31, 2001 and 2000, foreign revenues were $97.7 million, or 45.1% of revenues, and $69.2 million, or 51.7% of revenues, respectively. The absolute increases in both the three and six month periods are primarily the result of the Company's expanded global presence from its recent acquisitions and expanded sales and marketing activities. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues achieved will remain a strong component of the Company's total revenues.

GROSS MARGIN

Gross margin decreased to 43.0% for the three months ended March 31, 2001, compared to 45.4% for the same prior year period. Gross margin for the six months ended March 31, 2001 was 43.8%, a decrease from 46.6% for the comparable prior year period.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


The Company's tool automation systems segment gross margins decreased, to 43.4% and 40.2% for the three and six month periods ended March 31, 2001, respectively, compared to 43.7% for the three month period ended March 31, 2000 and 42.3% for the six months then ended. These decreases are primarily attributable to change in product mix and newer products in the atmospheric business which have not yet achieved their optimal manufacturing volume. Gross margin for the Company's factory interface solutions segment was 39.2% for the three months ended March 31, 2001, an increase from 24.3% for the same prior year period. The segment's gross margin for the six months ended March 31, 2001 also increased compared to the same prior year period, to 38.3% from 28.1%, respectively. These increases are primarily the result of product mix. The Company's factory automation solutions gross margin decreased to 58.4% for the three months ended March 31, 2001, from 66.0% for the same prior year period. The segment's gross margin for the six months ended March 31, 2001 also decreased, to 62.2%, compared to 71.1% for the six months ended March 31, 2000. These decreases are primarily attributable to product mix and the acquired service business of ASC, which has a historically lower margin structure than that of the segment.

Gross margin on product revenues was 49.2% for the three months ended March 31, 2001, an increase from 47.3% for the same prior year period. The Company's product gross margin for the six months ended March 31, 2001, also increased, to 48.5%, from 47.7% for the six months ended March 31, 2000. The increases are principally attributable to product mix.

Gross margin on service revenues decreased to 22.5% and 25.9% for the three and six months ended March 31, 2001, respectively, from 36.4% and 40.8% for the three and six months ended March 31, 2000, respectively. The decreases are primarily the result of business mix, combined with ASC's historically lower margin structure.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2001 were $15.1 million, an increase of $4.7 million, compared to $10.4 million in the three months ended March 31, 2000. Research and development expenses for the six months ended March 31, 2001 were $28.4 million, an increase of $10.3 million, or 56.6%, compared to the same prior year period. Research and development expenses increased slightly as a percentage of revenues in the three months ended March 31, 2001, to 13.9%, compared to 13.0% in the same prior year period. The Company's research and development expenditures in the three months ended March 31, 2001 were partially based upon the Company's revenue expectations for the period. The increase in these expenditures as a percentage of revenues for this three month period is attributable in part to the downturn currently affecting the semiconductor industry, which began to impact the Company during this period. To a lesser extent, this increase is attributable to higher spending levels associated with the Company's recent acquisitions. For the six months ended March 31, 2001, research and development expenses decreased as a percentage of revenues, to 13.1%, from 13.5% in the same prior year period. The increase in absolute spending is the result of the research and development related to the Company's recent acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to the next generation vacuum wafer handling products, partially offset by the elimination of redundant research and development programs. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $22.4 million for the three months ended March 31, 2001, an increase of $6.4 million, compared to $16.0 million in the same prior year period. Selling, general and administrative expenses increased by $15.0 million, to $44.3 million, for the six months ended March 31, 2001, compared to $29.3 million for the six months ended March 31, 2000. Selling, general and administrative expenses increased slightly as a percentage of revenues in the three months ended March 31, 2001, to 20.6%, from 20.1% in the same prior year period. Similar to research and development expenses, selling, general and administrative expense levels were based partly upon the Company's revenue expectations for the three month

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


period ended March 31, 2001. As a result, the increase as a percentage of revenues for this period is in part a result of the industry downturn. Selling, general and administrative expenses decreased as a percentage of revenues in the six months ended March 31, 2001, to 20.5%, from 21.9% in the same prior year. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements, while the six month improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense for acquired intangible assets totaled $6.9 million and $12.6 million in the three and six months ended March 31, 2001, and relates to the intangible assets recorded by the Company for the acquisitions of SEMY and ASI-Japan in the current fiscal year; ASC, ASI and MiTeX in the prior fiscal year; Infab, Domain and Hanyon in the fiscal year ended September 30, 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets was $4.9 million and $5.7 million in the three and six months ended March 31, 2000, respectively.

ACQUISITION-RELATED CHARGES

The Company reported $1.0 million of acquisition-related charges in both the three and six months ended March 31, 2001. The Company did not record any acquisition-related charges in either the three or six months ended March 31, 2000.

INTEREST INCOME AND EXPENSE

Interest income increased by $1.2 million, to $2.2 million, in the three months ended March 31, 2001, and by $4.5 million, to $6.1 million, in the six months March 31, 2001, due primarily to higher cash and investment asset balances which resulted from the Company's public offering of shares of common stock in March 2000. However, the Company anticipates lower interest income in subsequent periods due to the recent expenditures related to acquisitions and the purchase of the Company's headquarters complex in Chelmsford, Massachusetts. Interest expense decreased to $0.1 million for the three months ended March 31, 2001, compared to $0.5 million in the same prior year period. Interest expense for the six months ended March 31, 2001 was $0.3 million, $0.5 million less than the same prior year period. The reduction in interest expense is the result of the January 5, 2001 discharge of the Company's note payable to Daifuku America related to the acquisition of ASC and ASI, as well as the payment of Irvine Optical's debt by the Company subsequent to its acquisition.

INCOME TAX PROVISION

The Company recorded net income tax expense of $11.6 million and $5.5 million for the six months ended March 31, 2001 and 2000, respectively. The tax provision is attributable to federal, state, foreign and withholding taxes. As discussed above, the effect of the non-deductible goodwill amortization recorded for the acquisition of ASC and ASI has a material effect on the income tax provision. As pre-tax earnings have declined due to the overall downturn in the semiconductor industry, the effective tax rate has increased due to the significant amount of goodwill amortization that cannot be deducted.

Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $70.6 million at March 31, 2001, a decrease of $60.6 million from September 30, 2000. This decrease in cash and cash equivalents is primarily the result of net cash consideration of $34.7 million for SEMY on February 16, 2001, payment of the Company's $16.0 million note payable to Daifuku America on January 5, 2001 in connection with its January 2000 acquisition of ASC and ASI, and the purchase of the Company's headquarters complex on January 29, 2001 for approximately $29 million in cash.

Cash used in operations was $4.3 million for the six months ended March 31, 2001, and is primarily attributable to increases in accounts receivable, inventories and the Company's net deferred tax asset of $20.7 million, $13.1 million and $7.0 million, respectively, and a $2.0 million decrease in accounts payable, partially offset by depreciation and amortization of $18.8 million and an increase in accrued expenses and other current liabilities of $18.8 million. The increase in accounts receivable and inventories is primarily attributable to the Company's growth through March 31, 2001. The Company's increased sales, particularly in Asia, combined with a greater number of long-term project contracts, have also contributed to the increase in accounts receivable.

Cash used in investing activities was $42.5 million for the six months ended March 31, 2001, and was principally comprised of $34.7 million for the purchase of SEMY, net of cash acquired, $1.3 million of cash payments for other acquisitions, $37.1 million used for capital additions, including $28.9 million for the purchase of the Company's headquarters complex located in Chelmsford, Massachusetts and $2.5 million used for the purchase of other assets. These expenditures were partially offset by the sale of $27.0 million of the Company's investments in marketable securities and $6.0 million in cash payments to the Company for settlements related to previous acquisitions the Company had made.

Cash used in financing activities was $13.6 million for the six months ended March 31, 2001, comprised of $16.0 million paid to retire the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI and $0.3 million for the payment of long-term debt, partially offset by $2.7 million of proceeds from the sale of the Company's common stock, resulting from the issuance of stock under the Company's employee stock purchase plan and the exercise of options to purchase the Company's common stock.

While the Company has no significant capital commitments, as it expands its product offerings, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. The Company transferred all of its outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At March 31, 2001, approximately $20,000 of the facility was in use, all of it for letters of credit.

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

                    RISK FACTORS RELATING TO OUR OPERATIONS

THE CYCLICAL DEMAND OF SEMICONDUCTOR MANUFACTURERS AFFECTS OUR OPERATING
RESULTS.

     Our business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers' capital expenditures is dependent on the current and anticipated market demand for semiconductors. The semiconductor industry is cyclical and is currently experiencing a downturn. We anticipate we will have lower shipments of our products during the next few quarters. Despite this expected reduced volume, we plan to continue to invest in those areas which we believe are important to our long-term growth, such as our infrastructure, customer support and new products. As a result, consistent with our experience with downturns in the past, we believe the existing industry downturn will lead to reduced revenues for us and may cause us to incur losses.

OUR SALES VOLUME DEPENDS ON THE SALES VOLUME OF OUR ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND ON INVESTMENT IN MAJOR CAPITAL EXPANSION PROGRAMS BY SEMICONDUCTOR MANUFACTURING COMPANIES.

     We sell a majority of our tool automation products to original equipment manufacturers that incorporate our products into their equipment. Therefore, our revenues are directly dependent on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. We also generate significant revenue in large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits. Our revenue is dependent, in part, on continued capital investment of semiconductor manufacturing companies.

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUES.

     We receive a significant portion of our revenues in each fiscal period from a limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, would adversely affect our business. Sales to our ten largest customers accounted for approximately 47% of total revenues in the six months ended March 31, 2001 and 43% of total revenues in fiscal 2000. Sales to Lam Research Corporation, our largest customer, accounted for approximately 11% of our total revenues for the six months ended March 31, 2001 and for the fiscal year ended September 30, 2000.

DELAYS IN OR CANCELLATION OF SHIPMENT OF A FEW OF OUR LARGE ORDERS COULD SUBSTANTIALLY DECREASE
OUR REVENUES.

     Historically, a substantial portion of our quarterly and annual revenues has come from sales of a small number of large orders. These orders consist of products with high selling prices compared to our other products. As a result, the timing of when we recognize revenue from one of these large orders can have a significant impact on our total revenues and operating results for a particular period. Our operating results could be harmed if a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

WE HAVE SIGNIFICANT FIXED COSTS WHICH ARE NOT EASILY REDUCED IF REVENUES FALL BELOW EXPECTATIONS.

     Our expense levels are based in part on our future revenue expectations. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. If we do not meet our sales goals we may be unable to rapidly reduce these fixed costs. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base. Accordingly, if we suffer an unexpected downturn in revenue, our inability to reduce fixed costs rapidly could increase the adverse impact on our operations.

OUR LENGTHY SALES CYCLE REQUIRES US TO INCUR SIGNIFICANT EXPENSES WITH NO ASSURANCE THAT WE WILL GENERATE REVENUE.

     Our tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from our original equipment manufacturer customers, we must develop products for selection by a potential customer at the design stage. This often requires us to make significant expenditures, without any assurance of success. The original equipment manufacturer's design decisions often precede the generation of volume sales, if any, by a year or more. We also must complete successfully a lengthy evaluation and proposal process before we can achieve volume sales of our factory automation software to our factory automation customers. We cannot guarantee that we will continue to achieve design wins or satisfy evaluations by our end-user customers of our software. We cannot guarantee that the equipment manufactured by our original equipment manufacturing customers will be commercially successful. If we or our original equipment manufacturing customers fail to develop and introduce new products successfully and in a timely manner, our business and financial results will suffer.

OUR INTERNATIONAL BUSINESS OPERATIONS EXPOSE US TO A NUMBER OF DIFFICULTIES IN COORDINATING OUR ACTIVITIES ABROAD AND IN DEALING WITH MULTIPLE REGULATORY ENVIRONMENTS.

     Approximately 45% of our total revenues in the six months ended March 31, 2001, and 49% of our total revenues in fiscal 2000, were derived from customers located outside North America. We anticipate that international sales will continue to account for a significant portion of our revenues. Our vendors are located in several different foreign countries. As a result of our international business operations, we are subject to various risks, including:

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

     To support our international customers, we maintain locations in several countries, including Canada, Germany, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. We cannot guarantee that we will be able to manage these operations effectively. We cannot assure you that our investment in these international operations will enable us to compete successfully in international markets or to meet the service and support needs of our customers, some of whom are located in countries where we have no infrastructure.

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

WE MUST CONTINUALLY IMPROVE OUR TECHNOLOGY TO REMAIN COMPETITIVE.

     Technology changes rapidly in the semiconductor, data storage and flat panel display manufacturing industries. We believe our success depends in part upon our ability to enhance our existing products and to develop and market new products to meet customer needs. We cannot guarantee that we will identify and adjust to changing market conditions or succeed in introducing commercially rewarding products or product enhancements. The success of our product development and introduction depends on a number of factors, including:

     - accurately identifying and defining new market opportunities and products;

     - completing and introducing new product designs in a timely manner;

     - market acceptance of our products and our customers' products;

     - development of a comprehensive, integrated product strategy; and

     - efficient implementation and installation services.

WE FACE SIGNIFICANT COMPETITION WHICH COULD RESULT IN DECREASED DEMAND FOR OUR PRODUCTS OR SERVICES.

     The markets for our products are intensely competitive and we may be unable to compete successfully. We believe that our primary competition in the tool automation market is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from an independent supplier like us. Many of these original equipment manufacturers have substantially greater resources than we do. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. We may not be successful in selling our products to original equipment manufacturers that internally satisfy their wafer or substrate handling needs, regardless of the performance or the price of our products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become our competitors.

     We believe that the primary competitive factors in the end-user semiconductor manufacturer market for factory automation software and process control software are product functionality, price/performance, ease of use, ease of integration, hardware and software platform compatibility, vendor reputation and financial stability. The relative importance of these competitive factors may change over time. We directly compete in this market with various competitors, including Applied Materials-Consilium, PRI, IBM and numerous small, independent software companies. We also compete with the in-house software staffs of semiconductor manufacturers like NEC. Most of those manufacturers have substantially greater resources than we do.

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

     - defend ourselves against claims alleging we infringe the rights of others; or

     - determine the scope and validity of the patents or intellectual property rights of others.

Any litigation could result in substantial cost to us and divert the attention of our management, which could harm our operating results and our ability to grow.

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

OUR BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF GENERAL SIGNAL OR APPLIED MATERIALS.

     We received notice from General Signal Corporation alleging certain of our products infringed its patent rights. The notification advised us that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by us, these five patents would appear to be the patents referred to by General Signal in its prior notice to us. Applied Materials has not contacted us regarding these patents.

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

OUR OPERATING RESULTS WOULD BE HARMED IF ONE OF OUR KEY SUPPLIERS FAILS TO DELIVER COMPONENTS FOR OUR PRODUCTS.

     We currently obtain many of our components on an as needed, purchase order basis. We do not have any long-term supply contracts with our vendors. When demand for semiconductor manufacturing equipment increases, our suppliers face significant challenges in providing components on a timely basis.

Our inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions in product shipments. This would materially and adversely affect our operating results.

RISING ENERGY COSTS IN CALIFORNIA MAY RESULT IN INCREASED OPERATING EXPENSES AND REDUCED NET INCOME.

     California is currently experiencing an energy crisis. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next several months relative to the rest of the United States. Because we maintain one of our manufacturing facilities in Southern California, our operating expenses with respect to that facility may increase if this trend continues. If we cannot pass along these costs to our customers, our margins will suffer and our net income could decrease.

OUR FUTURE GROWTH COULD BE HARMED IF THE COMMERCIAL ADOPTION OF 300MM WAFER TECHNOLOGY CONTINUES TO PROGRESS SLOWLY OR IS NOT ADOPTED BY THE INDUSTRY.

     Our future growth relies in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly reduce our opportunities for future growth. Moreover, continued delay in transition to 300mm technology could permit our competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm our results of operations.

OUR RECENT RAPID GROWTH IS STRAINING OUR OPERATIONS AND REQUIRING US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

     During the last calendar year and through March 31, 2001, we have experienced extremely rapid growth in our operations, the number of our employees, our product offerings and the geographic area of our operations. Our growth has placed a significant strain on our management, operations and financial systems. Our future operating results will be dependent in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our financial condition, results of operations and business could be harmed.

WE MAY BE UNABLE TO RECRUIT AND RETAIN NECESSARY PERSONNEL BECAUSE OF INTENSE COMPETITION FOR HIGHLY SKILLED PERSONNEL.

     We need to retain a substantial number of employees with technical backgrounds for both our hardware and software engineering and support staffs. The market for these employees is intensively competitive, and we have occasionally experienced delays in hiring these personnel. Due to the cyclical nature of the demand for our products and the current downturn in the semiconductor market, we recently reduced our workforce by approximately 4.0% as a cost reduction measure. If the semiconductor market experiences an upturn, we may need to rebuild our workforce. Due to the competitive nature of the labor markets in which we operate, this type of employment cycle increases our risk of not being able to retain and recruit key personnel. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect our ability to develop, manufacture, install and support our products.

OUR SYSTEMS INTEGRATION SERVICES BUSINESS HAS GROWN SIGNIFICANTLY RECENTLY AND OUR POOR EXECUTION OF THOSE SERVICES COULD ADVERSELY IMPACT OUR OPERATING RESULTS.

     The number of projects we are pursuing for our systems integration services business has grown significantly recently. This business consists of integrating combinations of our software and hardware products to provide more comprehensive solutions for our end-user customers. The delivery of these services typically is complex, requiring that we coordinate personnel with varying technical backgrounds in performing substantial amounts of services in accordance with timetables. We are in the early stages of developing this business and we are subject to the risks attendant to entering a business in which we have limited direct experience. In addition, our ability to supply these services and increase our revenues is limited by our ability to retain, hire and train systems integration personnel. We believe that there is significant competition for these personnel with the advanced skills and technical knowledge that we need. Some of our competitors may have greater resources to hire personnel with that skill and knowledge. Our operating margins could be adversely impacted if we do not effectively hire and train additional personnel or deliver systems integration services to our customers on a satisfactory and timely basis consistent with our budgets.

CHANGES TO ACCOUNTING STANDARDS AND RULES COULD ADVERSELY AFFECT THE TIMING OF WHEN WE RECOGNIZE REVENUE.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. When we adopt SAB 101, currently required in our fourth quarter of fiscal 2001, we expect to recognize revenue when we substantially complete the terms of the applicable sales arrangement. While we have not fully assessed the impact on us of the adoption of SAB 101, it may require a portion of our quarterly revenues to be deferred. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the quarter in which we implemented SAB 101, with a cumulative adjustment in that quarter to reflect the effect of the change. As a result, while SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have an adverse affect on our reported results of operations in the quarter that SAB 101 is implemented.

                   RISK FACTORS RELATING TO OUR ACQUISITIONS

OUR BUSINESS COULD BE HARMED IF WE FAIL TO ADEQUATELY INTEGRATE THE OPERATIONS OF OUR ACQUISITIONS.

     Our management must devote substantial time and resources to the integration of the operations of our acquired businesses with our core business and with each other. If we fail to accomplish this integration efficiently, we may not realize the anticipated benefits of our acquisitions. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of our acquired businesses, presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger entity. We have completed a number of acquisitions in a short period of time. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of additional difficulties of integration, including:

     - assimilating products and designs into integrated solutions;

     - informing customers, suppliers and distributors of the effects of the acquisitions and integrating them into our overall operations;

     - integrating personnel with disparate business backgrounds and cultures;

     - defining and executing a comprehensive product strategy;

     - managing geographically remote units;

     - managing the risks of entering markets or types of businesses in which we have limited or no direct experience; and

     - minimizing the loss of key employees of the acquired businesses.

     If we delay the integration or fail to integrate an acquired business or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management's attention and financial and other resources. Our failure to adequately address these difficulties could harm our business and financial results.

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

                   RISK FACTORS RELATING TO OUR COMMON STOCK

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

     - the mix of products we sell;

     - competitive pricing pressures; and

     - the level of automation required in fab extensions, upgrades and new facilities.

     We entered the factory automation software business in fiscal 1999. We believe a substantial portion of our revenues from this business will be dependent on achieving project milestones. As a result, our revenue from this business will be subject to fluctuations depending upon a number of factors, including whether we can achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

OUR STOCK PRICE IS VOLATILE.

     The market price of our common stock has fluctuated widely. For example, between April 2, 2001 and April 30, 2001, the closing price of our common stock rose from approximately $36.69 to $62.61 per share and between July 17, 2000 and August 10, 2000, the price of our common stock dropped from approximately $68.00 to $35.38 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

BECAUSE A LIMITED NUMBER OF STOCKHOLDERS, INCLUDING A MEMBER OF OUR MANAGEMENT TEAM, OWN A SUBSTANTIAL NUMBER OF OUR SHARES AND ARE PARTIES TO VOTING AGREEMENTS, DECISIONS MADE BY THEM MAY BE DETRIMENTAL TO YOUR INTERESTS.

     By virtue of their stock ownership and voting agreements, Robert J. Therrien, our president and chief executive officer, Jenoptik AG and Daifuku America Corporation have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our certificate of incorporation, mergers, sales of assets and other acquisitions or sales. We cannot assure you that these stockholders will not exercise their influence over us in a manner detrimental to your interests. As of May 9, 2001, Mr. Therrien holds approximately 5.8% of our common stock, M+W Zander Holding GmbH, a subsidiary of Jenoptik AG, holds approximately 4.5% of our common stock and Daifuku America Corporation, the U.S. affiliate of Daifuku Co. Ltd. of Japan, holds approximately 1.6% of our common stock. Collectively, these stockholders hold approximately 11.9% of our outstanding common stock.

     On September 30, 1999 we entered into a stockholders agreement with Mr. Therrien, M+W Zander Holding GmbH and Jenoptik AG. This agreement was amended on October 16, 2000. Under the amended agreement, M+W Zander Holding GmbH agreed to vote all of its shares on all matters in accordance with the recommendation of a majority of our board of directors.

     On January 6, 2000, in connection with our acquisition of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation, we entered into a stockholders agreement with Daifuku America Corporation and Daifuku Co., Ltd. Under the stockholders agreement, Daifuku agreed to vote all of its shares of our common stock at each meeting of our stockholders in accordance with the recommendation of our board of directors.

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

                             BROOKS AUTOMATION, INC.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at March 31, 2001, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

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

                             BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Recent sales of unregistered securities--Pursuant to the terms of the Stock Purchase Agreement dated as of February 16, 2001 between the Company and Semitool, Inc. the Company acquired the business of SEMY Engineering, Inc. ("SEMY"). The Company issued 73,243 shares of its Common Stock on February 16, 2001 as part of the purchase price to acquire SEMY. The Company reported this transaction on Form 8-K filed on March 1, 2001. The issuance of the Common Stock pursuant to the acquisition of SEMY was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on February 28, 2001, at which the stockholders voted to (i) elect directors to the Company's board of directors for terms of office expiring at the 2002 Annual Meeting of Stockholders; (ii) approve an amendment to the Company's 2000 Combination Stock Option Plan; and (iii) approve an amendment to the Company's 1992 Combination Stock Option Plan. The Company's stockholders voted on these matters as follows:

(i)   Election of Directors

      Robert J. Therrien, with 14,707,089 shares voting for and 540,857 shares withheld;

      Roger D. Emerick with 14,202,455 shares voting for and 1,045,491 shares withheld;

      Amin J. Khoury with 14,699,839 shares voting for and 548,107 shares withheld;

      Juergen Giessmann with 14,703,450 shares voting for and 544,496 shares withheld;

(ii) to amend the Company's 2000 Combination Stock Option Plan with 12,277,874 shares voting for, 561,473 shares voting against, 27,136 shares abstaining and 2,381,463 broker non-voting shares;

(iii) to amend the Company's 1992 Combination Stock Option Plan with 11,911,166 shares voting for, 829,709 shares voting against, 125,608 shares abstaining and 2,381,463 broker non-voting shares.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included herein:

            Exhibit No.     Description
            -----------     -----------

              10.44 Purchase Agreement for the Registrant's headquarters dated January 17, 2001.

        (b) The following reports on Form 8-K were filed during the quarterly period ended March 31, 2001:

            (1) Current Report on Form 8-K filed on March 1, 2001, relating to the acquisition of SEMY Engineering, Inc. from Semitool, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BROOKS AUTOMATION, INC.


DATE: May 11, 2001                           /s/ Robert J. Therrien
                                             -----------------------------------
                                             Robert J. Therrien
                                             Director and President
                                             (Principal Executive Officer)


DATE: May 11, 2001                           /s/ Ellen B. Richstone
                                             -----------------------------------
                                             Ellen B. Richstone
                                             Senior Vice President of Finance
                                             and Administration and Chief
                                             Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  10.44 Purchase Agreement for the Registrant's headquarters dated January 17, 2001.