Form 10-Q
period 2001-06-30
BROOKS AUTOMATION INC
filed 2001-08-14
CIK 933974

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: June 30, 2001

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _______ to _______


                         Commission File Number 0-25434
                                                -------

                             BROOKS AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                    04-3040660
       ----------                                   ----------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (June 30, 2001):

     Common stock, $0.01 par value                   18,111,285 shares

                             BROOKS AUTOMATION, INC.

                                      INDEX


                                                                                 PAGE NUMBER
                                                                                --------------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                 Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                     September 30, 2000                                                 3

                 Consolidated Statements of Operations for the three and nine
                     months ended June 30, 2001 and 2000 (unaudited)                    4

                 Consolidated Statements of Cash Flows for the nine months
                     ended June 30, 2001 and 2000 (unaudited)                           5

                 Notes to Consolidated Financial Statements (unaudited)                 6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                             16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk               35

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                         36

Signatures                                                                             37


                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)


                                                                                     June 30,          September 30,
                                                                                       2001                2000
                                                                                 ---------------     ----------------
                                                                                   (unaudited)
Assets
Current assets
  Cash and cash equivalents                                                       $    194,839      $    131,203
  Marketable securities                                                                 24,714            88,034
  Accounts receivable, net, including related party receivables of $265 and
    $6,820 at June 30, 2001 and September 30, 2000, respectively (See Note 6)          113,007            92,779
  Inventories                                                                           65,107            56,975
  Prepaid expenses and other current assets                                             12,172             8,441
  Deferred income taxes                                                                 18,861            17,952
                                                                                  ------------      ------------
    Total current assets                                                               428,700           395,384

Property, plant and equipment
  Buildings and land                                                                    31,389             1,573
  Computer equipment and software                                                       35,134            23,525
  Machinery and equipment                                                               16,177            19,958
  Furniture and fixtures                                                                10,009             6,665
  Leasehold improvements                                                                 9,561             9,169
  Construction in progress                                                               5,872               491
                                                                                  ------------      ------------
                                                                                       108,142            61,381
  Less:  Accumulated depreciation and amortization                                     (48,015)          (36,482)
                                                                                  ------------      ------------
    Net property, plant and equipment                                                   60,127            24,899
Intangible assets, net                                                                 109,622            60,263
Long-term marketable securities                                                        111,717            15,000
Deferred income taxes                                                                   18,525            13,361
Other assets                                                                             6,047             4,221
                                                                                  ------------      ------------
        Total assets                                                              $    734,738      $    513,128
                                                                                  ============      ============

Liabilities, Minority Interests and Stockholders' Equity
Current liabilities
  Notes payable                                                                   $     16,912      $     16,000
  Current portion of long-term debt and capital lease obligations                          478               519
  Accounts payable                                                                      16,487            20,874
  Deferred revenue                                                                      18,935            17,018
  Accrued compensation and benefits                                                     15,763            14,407
  Accrued acquisition-related and restructuring costs                                      401               538
  Accrued income taxes payable                                                          18,015             9,188
  Accrued expenses and other current liabilities                                        20,500            13,760
                                                                                  ------------      ------------
    Total current liabilities                                                          107,491            92,304

Convertible subordinated notes                                                         175,000                --
Long-term debt and capital lease obligations                                                35               282
Deferred income taxes                                                                    4,636             5,064
Other long-term liabilities                                                                646               438
                                                                                  ------------      ------------
        Total liabilities                                                              287,808            98,088
                                                                                  ------------      ------------
Contingencies (See Note 10)

Minority interests                                                                         924             1,186
                                                                                  ------------      ------------

Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
    issued and outstanding                                                                 --                --
  Common stock, $0.01 par value,  43,000,000 shares authorized, 18,111,285
    and 17,218,484 shares issued and outstanding, respectively                             181               172
  Additional paid-in capital                                                           465,879           433,101
  Deferred compensation                                                                    (12)              (35)
  Accumulated other comprehensive loss                                                  (6,180)           (2,942)
  Accumulated deficit                                                                  (13,862)          (16,442)
                                                                                  ------------      ------------
        Total stockholders' equity                                                     446,006           413,854
                                                                                  ------------      ------------
        Total liabilities, minority interests  and stockholders' equity           $    734,738      $    513,128
                                                                                  ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(In thousands, except per share data)


                                                                  Three months ended             Nine months ended
                                                                        June 30,                      June 30,
                                                              --------------------------    ----------------------------
                                                                 2001            2000          2001             2000
                                                              -----------     ----------    -----------     ------------
Revenues
  Product, including related party revenues of $13,934 for
     the period from October 1, 2000 through January 23,
     2001, and $9,926 and $25,453 for the three and nine
     month periods ended June 30, 2000, respectively
     (See Note 6)                                              $  72,178      $  71,487      $ 243,624      $ 184,423
  Services                                                        21,589         16,340         66,461         37,357
                                                               ---------      ---------      ---------      ---------
    Total revenues                                                93,767         87,827        310,085        221,780
                                                               ---------      ---------      ---------      ---------
Cost of revenues
  Product                                                         36,566         37,361        124,829         96,397
  Services                                                        14,179         10,551         47,443         22,990
                                                               ---------      ---------      ---------      ---------
    Total cost of revenues                                        50,745         47,912        172,272        119,387
                                                               ---------      ---------      ---------      ---------
Gross profit                                                      43,022         39,915        137,813        102,393
                                                               ---------      ---------      ---------      ---------
Operating expenses
  Research and development                                        16,253         11,326         44,605         29,426
  Selling, general and administrative                             22,472         18,656         66,797         47,952
  Amortization of acquired intangible assets                       7,844          4,907         20,479         10,614
  Acquisition-related charges                                        699            677          1,717            677
                                                               ---------      ---------      ---------      ---------
    Total operating expenses                                      47,268         35,566        133,598         88,669
                                                               ---------      ---------      ---------      ---------
Income (loss) from operations                                     (4,246)         4,349          4,215         13,724
Interest income                                                    2,975          3,797          9,124          5,479
Interest expense                                                   1,040            319          1,333          1,112
Other income (expense)                                               163           (125)          (451)          (135)
                                                               ---------      ---------      ---------      ---------

Income (loss) before income taxes and minority interests          (2,148)         7,702         11,555         17,956
Income tax provision (benefit)                                    (2,342)         5,357          9,237         10,842
                                                               ---------      ---------      ---------      ---------
Income before minority interests                                     194          2,345          2,318          7,114
Minority interests in loss of consolidated subsidiary               (110)          (141)          (262)          (249)
                                                               ---------      ---------      ---------      ---------
Net income                                                     $     304      $   2,486      $   2,580      $   7,363
                                                               =========      =========      =========      =========

Earnings per share
  Basic                                                        $    0.02      $    0.15      $    0.15      $    0.51
  Diluted                                                      $    0.02      $    0.14      $    0.14      $    0.47

Shares used in computing earnings per share
  Basic                                                           17,518         16,934         17,358         14,568
  Diluted                                                         18,584         18,269         18,089         15,681


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(In thousands)


                                                                           Nine months ended
                                                                                June 30,
                                                                      ---------------------------
                                                                         2001            2000
                                                                      ----------      -----------
Cash flows from operating activities
Net income                                                             $   2,580       $   7,363
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                         31,413          18,338
    Compensation expense related to common stock options                      23              23
    Deferred income taxes                                                 (8,700)            851
    Amortization of debt discount                                              4              --
    Minority interests                                                      (262)           (249)
    (Gain) loss on disposal of long-lived assets                              75             (61)
    Changes in operating assets and liabilities:
      Accounts receivable                                                (12,880)        (38,939)
      Inventories                                                         (7,263)        (18,712)
      Prepaid expenses and other current assets                           (3,386)         (4,509)
      Accounts payable                                                    (5,077)         10,976
      Deferred revenue                                                      (631)          6,442
      Accrued acquisition-related and restructuring costs                   (137)           (512)
      Accrued expenses and other current liabilities                      14,307           1,304
                                                                       ---------       ---------
          Net cash provided by (used in) operating activities             10,066         (17,685)
                                                                       ---------       ---------

Cash flows from investing activities
Purchases of property, plant and equipment                               (43,244)        (10,597)
Purchase of businesses, net of cash acquired                             (32,131)        (24,661)
Purchase of marketable securities                                       (133,655)             --
Sale of marketable securities                                            100,258              --
Proceeds from sale of long-lived assets                                        8             430
Decrease in other assets                                                   2,167             116
                                                                       ---------       ---------
          Net cash used in investing activities                         (106,597)        (34,712)
                                                                       ---------       ---------
Cash flows from financing activities
Net decrease in short-term borrowings                                    (16,000)             --
Net repayments of borrowings under lines of credit                            --          (5,263)
Proceeds from issuance of convertible subordinated notes, net of
  issuance costs                                                         169,543              --
Payments of long-term debt and capital lease obligations                    (390)           (371)
Proceeds from issuance of common stock, net of issuance costs              7,276         224,858
                                                                       ---------       ---------
          Net cash provided by financing activities                      160,429         219,224
                                                                       ---------       ---------
Elimination of net cash activities of Irvine Optical for the
   three months ended December 31, 1999                                       --              14
                                                                       ---------       ---------
Effects of exchange rate changes on cash and cash
  equivalents                                                               (262)             56
                                                                       ---------       ---------
Net increase in cash and cash equivalents                                 63,636         166,897
Cash and cash equivalents, beginning of period                           131,203          66,366
                                                                       ---------       ---------
Cash and cash equivalents, end of period                               $ 194,839       $ 233,263
                                                                       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BROOKS AUTOMATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries ("Brooks" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

     The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2000.

     On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.'s e-Diagnostics product line infrastructure ("e-Diagnostics"). The e-Diagnostics programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. On June 25, 2001, the Company acquired CCS Technology, Inc. ("CCST"), a supplier of 300mm automation test and certification software located in Williston, Vermont. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The results of operations for the e-Diagnostics product line and CCST for the periods from their respective acquisitions to June 30, 2001 are not material to the consolidated results of the Company.

     On May 15, 2001, Brooks acquired SimCon N.V. ("SimCon"), a value-added reseller for the Company's simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, the Company acquired SEMY Engineering, Inc. ("SEMY"), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and services distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with APB 16. Accordingly, the Company's Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and Consolidated Statement of Cash Flows for the nine months ended June 30, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

     The Company made several acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB 16: MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. The Company's Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     Certain amounts in previously issued financial statements have been reclassified to conform to current presentation.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. The Company is required to adopt FAS 142 in the fiscal year beginning October 1, 2002, at which time amortization of goodwill will cease. The Company is currently assessing the impact of FAS 142 on its financial position and results of operations.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will now be required in the Company's fourth quarter of fiscal 2001. The Company does not anticipate the adoption of SAB 101 to have a significant impact on financial results in the current fiscal year.

2.   BUSINESS ACQUISITIONS

     On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.'s ("KLA-Tencor") e-Diagnostics product line infrastructure. The e-Diagnostics programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. The acquisition was recorded using the purchase method of accounting in accordance with APB 16. In consideration, the Company issued 331,153 shares of Brooks common stock with a market value of $16.0 million at the time of issuance, and issued a $17.0 million one-year, interest-free note payable to the selling stockholders. The note is payable in cash or common stock, or any combination thereof, at the Company's discretion. The Company has discounted the note payable using an imputed interest rate of 4.75%, to $16.2 million, for accounting purposes and is amortizing the resulting discount to interest expense through the note's maturity date. There is also the potential for additional purchase consideration (an "earnout") of up to $8.0 million in the aggregate over the next three years, contingent upon meeting certain performance objectives. The earnout will be recorded as an addition to the purchase price at the time it becomes probable that a payment will be required and the amount can be reasonably estimated. In addition, there is also the potential for royalty payments by the Company to KLA-Tencor over the next four years, contingent upon meeting certain revenue levels. The royalties will be recorded as costs of sales at the time it becomes probable that a payment will be required and the amount can be reasonably estimated. The earnout and royalties are payable in cash or Brooks common stock, or any combination thereof, at the Company's discretion. The excess of purchase price over net assets acquired of $33.8 million has been recorded as goodwill, based on a preliminary purchase price allocation. Finalization of the allocation of the purchase price to tangible and identifiable intangible assets acquired will be made after the completion of analyses of their fair values. The Company anticipates that the weighted average useful life of the acquired intangible assets will be three years. The assets are being amortized using the straight-line method. Pro forma results of operations are not presented as the amounts are immaterial compared to the Company's historical results due to the recent commercialization of the technology.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     On June 25, 2001, the Company acquired CCST, a supplier of 300mm automation test and certification software located in Williston, Vermont. The acquisition was recorded using the purchase method of accounting in accordance with APB 16. In consideration, the Company paid $1.2 million of cash and issued 78,475 shares of Brooks common stock with a market value of $4.0 million at the time of issuance. The preliminary estimate of excess of purchase price over net assets acquired of $5.1 million has been recorded as goodwill and will be amortized over three years using the straight-line method. Pro forma results of operations are not presented for the CCST acquisition as the amounts are immaterial compared to the Company's historical results.

     On May 15, 2001, Brooks acquired SimCon, a privately-held value-added reseller for the Company's simulation, scheduling, production analysis and dispatching software, headquartered in Belgium. The acquisition was recorded using the purchase method of accounting in accordance with APB 16. In consideration, the Company paid $1.1 million of cash, issued 13,741 shares of Brooks common stock with a market value of $750,000 at the time of issuance and provided for additional purchase consideration (an "earnout") of up to $900,000 in the aggregate through September 2002, contingent upon meeting certain performance objectives. The earnout will be recorded as an addition to purchase price at the time it becomes probable that a payment will be required and the amount can be reasonably estimated. In addition, the Company issued an interest-free note payable to the selling stockholders for shares of Brooks common stock with a market value of $750,000, due one year from the transaction closing date. The Company has discounted the note payable at 4.75%, to $714,375, for accounting purposes and is amortizing the resulting discount to interest expense through the note's maturity date. The number of shares to be issued will be based upon the market value of the Company's common stock at the time of maturity. The preliminary estimate of excess of purchase price over net assets acquired of $2.1 million has been recorded as goodwill and will be amortized over three years using the straight-line method. Pro forma results of operations are not presented for the SimCon acquisition as the amounts are immaterial compared to the Company's historical results.

     On February 16, 2001, the Company acquired SEMY, a wholly owned subsidiary of Semitool, Inc. SEMY, located in Phoenix, Arizona, is a provider of advanced process and equipment control systems for the semiconductor industry. In consideration, the Company paid $36.0 million cash and issued 73,243 shares of Brooks common stock with a value of $2.7 million. The transaction was recorded using the purchase method of accounting in accordance with APB 16. The excess of purchase price over net assets acquired of $33.3 million has been recorded as goodwill based on a preliminary purchase price allocation. Finalization of the allocation of the purchase price to tangible and identifiable intangible assets acquired will be made after the completion of analyses of their fair values. The Company anticipates that the weighted average useful life of the acquired intangible assets will be three years. The assets are being amortized using the straight-line method.

     The following pro forma results of operations have been prepared as though the acquisition had occurred as of the beginning of the fiscal year prior to the acquisition. As the results of SEMY are included fully in the Company's operations for the three months ended June 30, 2001, these results are presented for comparative purposes only. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     of that date or of results of operations that may occur in the future (in thousands except per share data):


                                                             Three months ended              Nine months ended
                                                                  June 30,                       June 30,
                                                          --------------------------    ---------------------------
                                                            2001            2000            2001           2000
                                                          (Actual)       (Pro forma)    (Pro forma)     (Pro forma)
                                                          --------       -----------    -----------     -----------
     Revenues                                             $ 93,767         $ 92,858      $ 318,006       $ 234,578
     Net income                                           $    304         $  1,092      $     400       $   2,565
     Earnings per share (diluted)                         $   0.02         $   0.06      $    0.02       $    0.16

     On December 13, 2000, the Company acquired substantially all of the assets of the business unit which acts as a distributor for ASI's software products ("ASI-Japan"), from Daifuku Co., Ltd. of Japan ("Daifuku"). The Company had acquired ASI from Daifuku America Corporation ("Daifuku America"), a U.S. subsidiary of Daifuku, on January 6, 2000. Upon its acquisition ASI-Japan was integrated into the Company's subsidiary in Japan. The ASI-Japan business unit provides direct sales and support for ASI's integrated factory automation solutions to simulation and scheduling customers in Japan. In consideration, the Company paid $1.1 million cash. The transaction was recorded using the purchase method of accounting in accordance with APB 16. The excess of purchase price over net assets acquired of $1.0 million was recorded as goodwill and is being amortized over three years using the straight-line method. Pro forma results of operations are not presented for the ASI-Japan acquisition as the amounts do are immaterial compared to the Company's historical results.

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

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


3.   EARNINGS PER SHARE

     Below is a reconciliation of earnings per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands, except per share data):


                                                             Three months ended              Nine months ended
                                                                  June 30,                       June 30,
                                                       ------------------------------- ------------------------------
                                                            2001            2000            2001           2000
                                                       ---------------- -------------- --------------- --------------
     Basic earnings per share:
      Net income                                          $    304          $ 2,486        $ 2,580         $ 7,363
                                                          --------          -------        -------         -------
      Weighted average common shares outstanding            17,518           16,934         17,358          14,568
                                                          --------          -------        -------         -------
          Basic earnings per share                        $   0.02          $  0.15        $  0.15         $  0.51
                                                          --------          -------        -------         -------
     Diluted earnings per share:
      Net income                                          $    304          $ 2,486        $ 2,580         $ 7,363
      After-tax equivalent of interest expense on
       notes payable                                             2               --              2              --
                                                          --------          -------        -------         -------
      Income for purposes of computing diluted
       earnings per share                                 $    306          $ 2,486        $ 2,582         $ 7,363
                                                          --------          -------        -------         -------
      Weighted average common shares outstanding            17,518           16,934         17,358          14,568
      Dilutive stock options and warrants                    1,036            1,335            721           1,113
      Weighted average assumed conversion of notes
       payable                                                  30               --             10              --
                                                          --------          -------        -------         -------
      Weighted average common shares outstanding for
       purposes of computing diluted earnings per
       share                                                18,584           18,269         18,089          15,681
                                                          ========          =======        =======         =======
          Diluted earnings per share                      $   0.02          $  0.14        $  0.14         $  0.47
                                                          ========          =======        =======         =======


     Options to purchase and assumed conversions totaling approximately 2,492,000 and 2,221,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2001, respectively, as their effect would be anti-dilutive. Options to purchase approximately 254,000 and 205,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2000, respectively, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.

4.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the Company is computed as the sum of net income and the change in the cumulative translation adjustment, which is the only component of the Company's accumulated other comprehensive loss. The Company's comprehensive loss for the three and nine month periods ended June 30, 2001 was $82,000 and $658,000, respectively. Comprehensive income was $2,337,000 and $6,544,000 for the three and nine month periods ended June 30, 2000, respectively.

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

     The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related charges are excluded from the segments' operating income (loss). The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred taxes, acquired intangible assets, all assets of the Company's Securities Corporation and investments in subsidiaries.

     The Company had two reportable segments in the prior year. Additionally, during the three months ended June 30, 2001, the Company transferred one of its business units from the factory interface solutions segment to the tool automation systems segment to more accurately reflect that business unit's current and projected revenues. At the same time, the Company transferred one of its business units from the factory automation solutions segment to the tool automation systems segment in order capitalize on synergies within the tool automation systems segment and enhance the activities of that business unit. Accordingly, all prior period amounts have been restated to reflect these changes and conform to current presentation.

     Financial information for the Company's business segments is as follows (in thousands):


                                                        Tool          Factory          Factory
                                                     Automation      Interface       Automation
                                                       Systems       Solutions        Solutions        Total
                                                  ---------------- --------------- -------------- ----------------
     Three months ended June 30, 2001
       Revenues                                        $ 38,236      $ 25,161         $ 30,370       $ 93,767
       Gross margin                                    $ 13,960      $  7,702         $ 21,360       $ 43,022
       Operating income                                $  2,157      $  2,105         $     35       $  4,297

     Three months ended June 30, 2000
       Revenues                                        $ 46,940      $ 17,784         $ 23,103       $ 87,827
       Gross margin                                    $ 19,173      $  5,537         $ 15,205       $ 39,915
       Operating income                                $  6,945      $  1,791         $  1,197       $  9,933

     Nine months ended June 30, 2001
       Revenues                                        $150,737      $ 72,688         $ 86,660       $310,085
       Gross margin                                    $ 54,914      $ 26,015         $ 56,884       $137,813
       Operating income (loss)                         $ 21,060      $  5,668         $   (317)      $ 26,411

     Nine months ended June 30, 2000
       Revenues                                        $119,348      $ 46,593         $ 55,839       $221,780
       Gross margin                                    $ 49,481      $ 14,110         $ 38,802       $102,393
       Operating income                                $ 17,537      $  2,209         $  5,269       $ 25,015

     Assets

       June 30, 2001                                   $216,656      $ 46,563         $ 51,683       $314,902
       September 30, 2000                              $128,713      $ 48,505         $ 37,858       $215,076

                            BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



     A reconciliation of the Company's reportable segment operating income to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2001 and 2000 is as follows (in thousands):


                                                     Three months ended         Nine months ended
                                                           June 30,                  June 30,
                                                     --------------------      --------------------
                                                      2001         2000          2001         2000
                                                     -------     --------      -------      -------

     Segment operating income                        $ 4,297      $ 9,933      $26,411      $25,015
     Amortization of acquired intangible assets        7,844        4,907       20,479       10,614
     Acquisition-related charges                         699          677        1,717          677
                                                     -------      -------      -------      -------
        Total operating income (loss)                $(4,246)     $ 4,349      $ 4,215      $13,724
                                                     =======      =======      =======      =======

     A reconciliation of the Company's reportable segment assets to the corresponding consolidated amounts as of June 30, 2001 and September 30, 2000 is as follows (in thousands):


                                                       June 30,        September 30,
                                                         2001             2000
                                                      ----------       -------------

     Segment assets                                    $ 314,902         $ 215,076
     Deferred tax asset                                   37,386            31,313
     Acquired intangible assets                          107,066            58,405
     Securities Corporation assets                       275,384           208,334
                                                       ---------         ---------
                                                       $ 734,738         $ 513,128
                                                       =========         =========

     Net revenues by geographic area are as follows (in thousands):


                                                     Three months ended           Nine months ended
                                                           June 30,                    June 30,
                                                     ----------------------     -----------------------
                                                       2001         2000          2001         2000
                                                     --------     ---------     --------      ---------

     North America                                   $ 41,924      $ 46,902     $ 160,955     $ 111,741
     Asia/Pacific                                      35,600        28,647        95,073        71,485
     Europe                                            16,243        12,278        54,057        38,554
                                                     --------      --------     ---------     ---------
                                                     $ 93,767      $ 87,827     $ 310,085     $ 221,780
                                                     ========      ========     =========     =========

6.   SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     One of the Company's directors had previously also been a director of one of the Company's customers. On January 23, 2001, this individual resigned his position with the Company's customer. Accordingly, this customer is not considered a related party in subsequent reporting periods. Revenues recognized from this customer in the current fiscal year through January 23, 2001 were $13.9 million. Revenues recognized from this customer in the three and nine months ended June 30, 2000 were $9.9 million and $25.5 million, or 11.3% and 11.5% of revenues, respectively. Revenues from this customer for the three and nine month periods ended June 30, 2001 did not comprise more than 10% of revenues. The amount due from this customer included in accounts receivable at September 30, 2000 was $6.8 million.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


     The Company had one customer that accounted for more than 10% of revenues in the three months ended June 30, 2001. Revenues from that customer comprised 10.8% of revenues for the period. The Company had no other customers that accounted for more than 10% of revenues in the three or nine month periods ended June 30, 2001 or in either the three or nine month periods ended June 30, 2000.

     On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also a director of one of the Company's customers. Accordingly, this customer will be considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the period from June 11, 2001 through June 30, 2001 are not material to the consolidated results of the Company. The amount due from this customer included in accounts receivable at June 30, 2001 was $0.3 million.

     Related party amounts included in accounts receivable are on standard terms and manner of settlement.

7.   ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

     The activity related to the Company's acquisition-related and restructuring liabilities during the nine months ended June 30, 2001, is below (in thousands):


                                          Balance                         Balance
                                       September 30,                      June 30,
                                           2000          Utilization       2001
                                      --------------     -----------     ----------

     Facilities                           $ 507            $(117)           $ 390
     Workforce-related                       20              (20)              --
     Other                                   11               --               11
                                          -----            -----            -----
                                          $ 538            $(137)           $ 401
                                          =====            =====            =====

8.   CONVERTIBLE SUBORDINATED NOTES

     On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2008. The amount sold includes $25.0 million principal amount of notes purchased by the initial purchasers upon exercise in full of their 30-day option to purchase additional notes. The Company received net proceeds of $169.5 million from the sale.

     Interest on the notes will be paid on June 1 and December 1 of each year, with the first interest payment due on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes on or after June 6, 2004, or earlier if the price of the Company's common stock reaches the prices described in the offering circular. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company's common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company's senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



9.   OTHER BALANCE SHEET INFORMATION

     Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):


                                                      June 30,       September 30,
                                                        2001             2000
                                                     ---------       -------------

       Accounts receivable                           $ 116,287           $ 94,709
       Less allowances                                   3,280              1,930
                                                     ---------           --------
                                                     $ 113,007           $ 92,779
                                                     =========           ========
       Inventories
          Raw materials and purchased parts          $  47,215           $ 33,827
          Work-in-process                               13,387             13,668
          Finished goods                                 4,505              9,480
                                                     ---------           --------
                                                     $  65,107           $ 56,975
                                                     =========           ========
       Intangible assets
          Patents                                    $   4,187           $  6,781
          Capitalized software                           3,129              1,805
          Completed technology                           4,505              4,505
          License agreements                               678                678
          Trademarks and trade names                     1,564              1,564
          Non-competition agreements                     1,033              1,033
          Assembled workforces                           5,880              5,880
          Customer relationships                         1,305              1,305
          Goodwill                                     127,736             58,638
                                                     ---------           --------
                                                       150,017             82,189
          Less accumulated amortization                 40,395             21,926
                                                     ---------           --------
                                                     $ 109,622           $ 60,263
                                                     =========           ========

10.  CONTINGENCY

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

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

11.  SUBSEQUENT EVENT

     On July 12, 2001, the Company acquired Progressive Technologies, Inc. ("PTI") in a transaction to be accounted for as a pooling of interests. As part of the merger, the Company issued 715,004 shares of Brooks common stock, with an aggregate value of approximately $31.5 million at the time of issuance, to the shareholders of PTI. PTI is a leading manufacturer of high-precision air flow and pressure control systems for semiconductor processing, headquartered in Tewksbury, Massachusetts. PTI will become a business unit within the Company's Factory Interface Solutions segment.

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

A significant portion of the Company's revenues have been generated by sales to customers in the United States, although the Company believes that a significant portion of these customers incorporate the Company's products into equipment sold to their foreign customers. The Company's foreign sales have occurred principally in Asia and Europe. Sales in Asia have occurred primarily in Japan, South Korea and Taiwan, and, to a lesser extent, in Singapore.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

BASIS OF PRESENTATION

On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.'s e-Diagnostics product line infrastructure ("e-Diagnostics"). The e-Diagnostics programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. On June 25, 2001, the Company acquired CCS Technology, Inc. ("CCST"), a supplier of 300mm automation test and certification software located in Williston, Vermont. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The results of operations for the e-Diagnostics product line infrastructure and CCST for the periods from their respective acquisitions to June 30, 2001, are not material to the consolidated results of the Company.

On May 15, 2001, Brooks acquired SimCon N.V. ("SimCon"), a value-added reseller for the Company's simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, the Company acquired SEMY Engineering, Inc. ("SEMY"), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and services distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with APB 16. Accordingly, the Company's Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and Consolidated Statement of Cash Flows for the nine months then ended include the results of these acquired entities for the periods subsequent to their respective acquisitions.

The Company made several acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB16:
MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. The Company's Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

RESULTS OF OPERATIONS

The Company's business is significantly dependent on capital expenditures by semiconductor manufacturers, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company's revenues grew substantially in fiscal 2000 compared to fiscal 1999 due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

downturn. As a result, the Company anticipates lower shipments of its products in the next few quarters, compared to the quarter ended June 30, 2001. In the quarter ended March 31, 2001, the Company had taken selective cost reduction actions in many areas of its business in response to this downturn. However, during the current quarter, the Company began to implement additional steps to manage costs, including further reductions to headcount, salary and wage reductions and reduced spending. Although the Company will continue to take a proactive approach to cost management in response to this downturn, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, such as its infrastructure, customer support and new products.

Three and Nine Months Ended June 30, 2001, Compared to Three and Nine Months Ended June 30, 2000

The Company reported net income of $0.3 million for the three months ended June 30, 2001, compared to $2.5 million in the same prior year period. The Company's net income for the nine months ended June 30, 2001 was $2.6 million, compared to $7.4 million in the same prior year period.

The results for the three months ended June 30, 2001 include $7.8 million of amortization of acquired intangible assets and $0.7 million of acquisition-related costs; the results for the prior year quarter include $4.9 million of amortization of acquired intangible assets and $0.7 million of acquisition-related costs. The results for the nine months ended June 30, 2001 include $20.5 million of amortization of acquired intangible assets and $1.7 million of acquisition-related costs; included in the prior year period results is $10.6 million of amortization of acquired intangible assets and $0.7 million of acquisition-related costs.

The reduced earnings in the current fiscal year also are partially attributable to the effect of the goodwill amortization recorded for the acquisition of ASC and ASI, which is non-deductible for purposes of the Company's income tax provision. As pre-tax earnings have declined due to the overall downturn in the semiconductor industry, the effective tax rate has increased due to the significant amount of goodwill amortization that cannot be deducted.

Revenues

The Company reported revenues of $93.8 million in the three months ended June 30, 2001, compared to $87.8 million in the same prior year period. For the nine months ended June 30, 2001, the Company reported revenues of $310.1 million. This compares to revenues of $221.8 million in the nine months ended June 30, 2000. The overall increase in revenues is principally attributable to incremental revenue from acquisitions and the strength earlier in the fiscal year in both the original equipment manufacturer ("OEM") and end user markets.

The Company's tool automation systems segment reported revenues of $38.2 million in the three months ended June 30, 2001, a decrease of 18.5%, from the same prior year period. However, the segment's revenues for the nine months ended June 30, 2001, increased 26.3%, to $150.7 million, from the same prior year period. The decrease for the three month period is attributable to the current downturn in the semiconductor industry, while the overall nine month increase is primarily attributable to growth in the vacuum business area earlier in the fiscal year. The Company's factory interface solutions segment reported increases of 41.5% and 56.0%, to $25.2 million and $72.7 million, in the three and nine months ended June 30, 2001, respectively, compared to the same prior year periods, reflecting in part the strong growth in the Company's SMIF product line. The Company's factory automation solutions segment reported revenues of $30.4 million and $86.7 million in the three and nine months ended June 30, 2001, respectively. This segment's revenues increased 31.5% for the three month period and 55.2% for the nine month period ended June 30, 2001, compared to the same prior year periods. These increases are principally due to internal growth, the acquisition of SEMY on February 16, 2001, and the acquisition of ASC and ASI on January 6, 2000.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

Product revenues increased $0.7 million, to $72.2 million, in the three months ended June 30, 2001, compared to $71.5 million in the three months ended June 30, 2000. Product revenues of $243.6 million for the nine months ended June 30, 2001, were 32.1% higher than the $184.4 million reported in the same prior year period. This growth is primarily attributable to acquisitions and internal growth, including increased 300mm sales.

Service revenues for the three months ended June 30, 2001 were $21.6 million, an increase of $5.3 million, or 32.1%, from the three months ended June 30, 2000. Service revenues for the nine months ended June 30, 2001 increased $29.1 million, to $66.5 million, a 77.9% increase from the $37.4 million reported in the same prior year period. These increases are primarily attributable to the Company's acquisitions and internal growth.

Foreign revenues were $51.8 million, or 55.3% of revenues, and $40.9 million, or 46.6% of revenues, in the three month periods ended June 30, 2001 and 2000, respectively. For the nine month periods ended June 30, 2001 and 2000, foreign revenues were $149.5 million, or 48.2% of revenues, and $110.1 million, or 49.7% of revenues, respectively. The absolute increases in both the three and nine month periods are primarily the result of the Company's expanded global presence from its recent acquisitions and expanded sales and marketing activities. The Company expects that foreign revenues will continue to account for a significant portion of total revenues.

Gross Margin

Gross margin increased to 45.9% for the three months ended June 30, 2001, compared to 45.4% for the same prior year period. Gross margin for the nine months ended June 30, 2001 was 44.4%, a decrease from 46.2% for the comparable prior year period.

The Company's tool automation systems segment gross margins decreased to 36.5% and 36.4%, for the three and nine month periods ended June 30, 2001, respectively, compared to 40.8% for the three month period ended June 30, 2000 and 41.5% for the nine months then ended. These decreases are primarily attributable to change in product mix and newer products which have not yet achieved their optimal manufacturing volume, coupled with the effects of the current downturn in the semiconductor industry. Gross margin for the Company's factory interface solutions segment was 30.6% for the three months ended June 30, 2001, a slight decrease from 31.1% for the same prior year period. However, the segment's gross margin for the nine months ended June 30, 2001 increased compared to the same prior year period, to 35.8% from 30.3%, respectively. The nine month increases are primarily the result of product and services mix. The Company's factory automation solutions gross margin increased, to 70.3% for the three months ended June 30, 2001, from 65.8% for the same prior year period. However, the segment's gross margin for the nine months ended June 30, 2001 decreased, to 65.6%, compared to 69.5% for the nine months ended June 30, 2000. The increase for the three month period is primarily attributable to the Company's cost reduction initiatives, while the decrease for the nine month period is primarily attributable to product and services mix.

Gross margin on product revenues was 49.3% for the three months ended June 30, 2001, an increase from 47.7% for the same prior year period. The Company's product gross margin for the nine months ended June 30, 2001, also increased, to 48.8%, from 47.7% for the nine months ended June 30, 2000. The increases are principally attributable to product mix.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

Gross margin on service revenues decreased to 34.3% and 28.6% for the three and nine months ended June 30, 2001, respectively, from 35.4% and 38.5% for the three and nine months ended June 30, 2000, respectively, and are primarily the result of business mix.

Research and Development

Research and development expenses for the three months ended June 30, 2001 were $16.2 million, an increase of $4.9 million, compared to $11.3 million in the three months ended June 30, 2000. Research and development expenses for the nine months ended June 30, 2001 were $44.6 million, an increase of $15.2 million, or 51.6%, compared to the same prior year period. Research and development expenses increased as a percentage of revenues in the three months ended June 30, 2001, to 17.3%, compared to 12.9% in the same prior year period. The increase in these expenditures as a percentage of revenues for this three month period is attributable in part to the downturn currently affecting the semiconductor industry, which began to impact the Company during the previous quarterly period. To a lesser extent, this increase is attributable to higher spending levels associated with the Company's recent acquisitions. For the nine months ended June 30, 2001, research and development expenses also increased as a percentage of revenues, to 14.4%, from 13.3% in the same prior year period. The increase in absolute spending is the result of the research and development related to the Company's recent acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to the next generation vacuum wafer handling products, partially offset by the elimination of redundant research and development programs. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

Selling, General and Administrative

Selling, general and administrative expenses were $22.5 million for the three months ended June 30, 2001, an increase of $3.8 million, compared to $18.7 million in the same prior year period. Selling, general and administrative expenses increased by $18.8 million, to $66.8 million, for the nine months ended June 30, 2001, compared to $48.0 million for the nine months ended June 30, 2000. Selling, general and administrative expenses increased as a percentage of revenues in the three months ended June 30, 2001, to 24.0%, from 21.2% in the same prior year period. The increase as a percentage of revenues for this period is in part a result of the industry downturn. Selling, general and administrative expenses decreased slightly as a percentage of revenues in the nine months ended June 30, 2001, to 21.5%, from 21.6% in the same prior year. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements, while the nine month improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base.

Amortization of Acquired Intangible Assets

Amortization expense for acquired intangible assets totaled $7.8 million and $20.5 million in the three and nine months ended June 30, 2001, respectively, and relates to the intangible assets recorded by the Company for the acquisitions of SimCon, SEMY and ASI-Japan in the current fiscal year; ASC, ASI and MiTeX in the prior fiscal year; Infab, Domain and Hanyon in the fiscal year ended September 30, 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense related to the intangible assets recorded by the Company for the acquisitions of the e-Diagnostics infrastructure and CCST

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

were not material to the consolidated results of the Company. Amortization expense for acquired intangible assets was $4.9 million and $10.6 million in the three and nine month periods ended June 30, 2000, respectively.

Acquisition-related Charges

The Company reported $0.7 million and $1.7 million of acquisition-related charges in the three and nine months ended June 30, 2001, respectively. The Company recorded $0.7 million of acquisition-related charges in both the three and nine month periods ended June 30, 2000.

Interest Income and Expense

Interest income decreased by $0.8 million, to $3.0 million, in the three months ended June 30, 2001, compared to the same prior year period, primarily a result of lower interest rates. However, interest income increased by $3.6 million, to $9.1 million, in the nine months ended June 30, 2001 from the comparable prior year period. This increase is due primarily to higher cash and investment asset balances which resulted from the Company's recently completed private placement of $175.0 million aggregate Convertible Subordinated Notes and the public offering of shares of its common stock in March 2000. Interest expense also increased, to $1.0 million for the three months ended June 30, 2001, compared to $0.3 million in the same prior year period. Interest expense for the nine months ended June 30, 2001 was $1.3 million, an increase of $0.2 million from the same prior year period. Interest expense in the three months ended June 30, 2001 primarily relates to the Company's Convertible Subordinated Notes. Interest expense in the nine months then ended primarily relates to the Company's Convertible Subordinated Notes and the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI, which was discharged on January 5, 2001. Interest expense in the comparable prior year periods primarily relates to Irvine Optical's debt, which was paid by Brooks subsequent to the Company's acquisition of Irvine Optical, and the Company's note payable to Daifuku America. The Company anticipates increased interest expense in subsequent periods as a result of the outstanding Convertible Subordinated Notes, as well as imputed interest expense on the notes payable related to the Company's recent acquisitions of the e-Diagnostics infrastructure and SimCon.

Income Tax Provision

The Company recorded net income tax expense of $9.2 million and $10.8 million for the nine months ended June 30, 2001 and 2000, respectively. The tax provision is attributable to federal, state, foreign and withholding taxes. As discussed above, the effect of the non-deductible goodwill amortization recorded for the acquisition of ASC and ASI has a material effect on the income tax provision. As pre-tax earnings have declined due to the overall downturn in the semiconductor industry, the effective tax rate has increased due to the significant amount of goodwill amortization that cannot be deducted.

Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $194.8 million at June 30, 2001, an increase of $63.6 million from September 30, 2000. This increase in cash and cash equivalents is primarily the result of proceeds of $169.5 million, net of costs, from the Company' private placement of Convertible Subordinated Notes completed on May 23, 2001, partially offset by payment of net cash consideration of $34.7 million for SEMY on February 16, 2001, payment of the Company's $16.0 million note payable to Daifuku America on January 5, 2001 in connection with its January 2000 acquisition of ASC and ASI, and the purchase of the Company's headquarters complex on January 29, 2001 for approximately $29 million in cash.

Cash provided by operations was $10.1 million for the nine months ended June 30, 2001, and is primarily attributable to net income, the adjustment to net income of $31.4 million for depreciation and amortization and an increase in accrued expenses and other current liabilities of $14.3 million, partially offset by increases in accounts receivable, inventories and the Company's net deferred tax asset of $12.9 million, $7.3 million and $8.7 million, respectively, and a $5.1 million decrease in accounts payable. The Company's increased sales, particularly in Asia, combined with a greater number of long-term project contracts, have contributed to the increase in accounts receivable.

Cash used in investing activities was $106.6 million for the nine months ended June 30, 2001, and was principally comprised of $133.7 million invested in marketable securities, $34.7 million for the purchase of SEMY, net of cash acquired, $3.4 million of cash payments for other acquisitions, net of cash acquired, $43.2 million used for capital additions, including $28.9 million for the purchase of the Company's headquarters complex located in Chelmsford, Massachusetts and $14.3 million used for the purchase of other assets. These expenditures were partially offset by the sale of $100.3 million of the Company's investments in marketable securities and $6.0 million in cash payments to the Company for settlements related to previous acquisitions the Company had made.

Cash provided by financing activities was $160.4 million for the nine months ended June 30, 2001, and is primarily comprised of $169.5 million, net of costs, received from the private placement of Convertible Subordinated Notes and $7.3 million from the issuance of stock under the Company's employee stock purchase plan and the exercise of options to purchase the Company's common stock. These amounts were partially offset by $16.0 million paid to retire the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI and $0.4 million for the payment of long-term debt.

While the Company has no significant capital commitments, as it expands its product offerings, the Company anticipates that it will continue to make capital expenditures to support its business and improve its computer systems infrastructure. In addition, assuming none of the Convertible Subordinated Notes are converted into common stock, the Company expects to expend approximately $8 million per year on interest related to these notes. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. The Company transferred all of its outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At June 30, 2001, approximately $0.3 million of the facility was in use, all of it for letters of credit.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. The Company is required to adopt FAS 142 in the fiscal year beginning October 1, 2002, at which time amortization off goodwill will cease. The Company is currently assessing the impact of FAS 142 on its financial position and results of operations.

In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will now be required in the Company's fourth quarter of fiscal 2001. The Company does not anticipate the adoption of SAB 101 to have a significant impact on financial results in the current fiscal year.

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

                     RISK FACTORS RELATING TO OUR OPERATIONS

The Cyclical Demand Of Semiconductor Manufacturers Affects Our Operating
Results.

Our business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers' capital expenditures is dependent on the current and anticipated market demand for semiconductors. The semiconductor industry is cyclical and is currently experience a downturn. We anticipate we will have lower shipments of our products during the next few quarters. Despite this expected reduced volume, we plan to continue to invest in those areas which we believe are important to our long-term growth, such as our infrastructure, customer support and new products. As a result, consistent with our experience with downturns in the past, we believe the existing industry downturn will lead to reduced revenues for us and may cause us to incur losses.

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

We Rely On A Small Number Of Customers For A Large Portion Of Our Revenues.

We receive a significant portion of our revenues in each fiscal period from a limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, would adversely affect our business. Sales to our ten largest customers accounted for approximately 42% of our total revenues in the nine months ended June 30, 2001 and 43% of total revenues in fiscal 2000. Sales to Lam Research Corporation, our largest customer, accounted for approximately 9% of our total revenues for the nine months ended June 30, 2001 and for the fiscal year ended September 30, 2000.

Delays In Or Cancellation Of Shipment Of A Few Of Our Large Orders Could Substantially Decrease Our Revenues.

Historically, a substantial portion of our quarterly and annual revenues has come from sales of a small number of large orders. These orders consist of product with high selling process compared to our other products. As a result, the timing of when we recognize revenue from one of these large orders can have a significant impact on our total revenues and operating results for a particular period. Our operating results could be harmed if a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

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

Our Lengthy Sales Cycle Requires Us To Incur Significant Expenses With No Assurance That We Will Generate Revenue.

Our tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from our original equipment manufacturer customers, we must develop products for selection by a potential customer at the design stage. This often requires us to make significant expenditures, without any assurance of success. The original equipment manufacturer's design decisions often precede the generation of volume sales, if any, by a year or more. We also must complete successfully a lengthy evaluation and proposal process before we can achieve volume sales of our factory automation software to our factory automation customers. We cannot guarantee that we will continue to achieve design wins or satisfy evaluations by our end-use customers of our software. We cannot guarantee that the equipment manufactured by our original equipment manufacturing customers will be commercially successful. If we or our original equipment manufacturing customers fail to develop and introduce new products successfully and in a timely manner, our business and financial results will suffer.

Our International Business Operations Expose Us To A Number Of Difficulties In Coordinating Our Activities Abroad And In Dealing With Multiple Regulatory Environments.

Approximately 48% of our total revenues in the nine months ended June 30, 2001, and 49% of our total revenues in fiscal 2000, were derived from customers located outside North America. We anticipate that international sales will continue to account for a significant portion of our revenues. Our vendors are located in several different foreign countries. As a result of our international business operations, we are subject to various risks, including:

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

Our Operating Results Would Be Harmed If One Of Our Key Suppliers Fails To Deliver Components For Our Products.

We currently obtain many of our components on an as needed, purchase order basis. We do not have any long-term supply contracts with our vendors. When demand for semiconductor manufacturing equipment increases, our suppliers face significant challenges in providing components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions tin product shipments. This would materially and adversely affect our operating results.

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

Our Future Growth Could Be Harmed If The Commercial Adoption of 300mm Wafer Technology Continues To Progress Slowly Or Is Not Adopted By The Industry.

Our future growth relies in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly reduce our opportunities for future growth. Moreover, continued delay in transition to 300mm technology could permit our competitors to introduce competing or superior 300mm products are more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm our results of operations.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

Our Recent Rapid Growth Is Straining Our Operations And Requiring Us To Incur Costs To Upgrade Our Infrastructure.

During the last calendar year and through March 31, 2001, we had experienced extremely rapid growth in our operations, the number of our employees, our product offerings and the geographic area of our operations. Our growth has placed a significant strain on our management, operations and financial systems. Our future operating results will be dependent in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our financial condition, results of operations and business could be harmed.

We May Be Unable To Recruit And Retain Necessary Personnel Because Of Intense Competition For Highly Skilled Personnel.

We need to retain a substantial number of employees with technical backgrounds for both our hardware and software engineering and support staffs. The market for these employees is intensively competitive, and we have occasionally experienced delays in hiring these personnel. Due to the cyclical nature of the demand for our products and the current downturn in the semiconductor market, we recently reduced our workforce by approximately 4% as a cost reduction measure. If the semiconductor market experiences an upturn, we may need to rebuild our workforce. Due to the competitive nature of the labor markets in which we operate, this type of employment cycle increases our risk of not being able to retain and recruit key personnel. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect our ability to develop, manufacture, install and support our products.

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

Changes In Accounting Standards And Rules Could Adversely Affect The Time Of When We Recognize Revenue.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. While we have not fully assessed the impact on us of the adoption of SAB 101, it may require a portion of our quarterly revenues to be deferred. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the quarter in which we implemented SAB 101, with a cumulative adjustment that quarter to reflect the effect of the change. As a result, while SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have an adverse effect on our reported results of operations in the quarter that SAB 101 is implemented.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                    RISK FACTORS RELATING TO OUR ACQUISITIONS

Our Business Could Be Harmed If We Fail To Adequately Integrate The Operations Of Our Acquisitions.

Our management must devote substantial time and resources to the integration of the operations of our acquired businesses with our core business and with each other. If we fail to accomplish this integration efficiently, we may not realize the anticipated benefits of our acquisitions. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting system and other aspects of the operation of our acquired business, presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger entity. We have completed a number of acquisitions in a short period of time. These business have operations and personnel located in Asia, Europe and the United States and present a number of additional difficulties of integration, including:

-   assimilating products and designs into integrated solutions;

- informing customers, suppliers and distributors of the effects of the acquisitions and integrating them into our overall operations;

-   integrating personnel with disparate business backgrounds and cultures

-   defining and executing a comprehensive product strategy;

-   managing geographically remote unites;

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

-   the number of firms making a market in our common stock.

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

On September 30, 1999 we entered into a stockholders agreement with Mr. Therrien, M+W Zander Holding GmbH and Jenoptik AG. This agreement was amended on October 16, 2000. Under the amended agreement M+W Zander Holding GmbH agreed to vote all of its shares on all matters in accordance with the recommendation of a majority of our board of directors.

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

Our certificate of incorporation and bylaws contain provisions that may make an acquisition of us more difficult and discourage changes in our management. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, we have adopted a rights plan. In many potential takeover situations, rights issued under the plan become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock. Because of its possible dilutive effect to a potential acquirer, the rights plan would generally discourage third parties from proposing a merger with or initiating a tender offer for us that is not approved by our board of directors. Accordingly, the rights plan could have an adverse impact of our stockholders who might want to vote in favor of the merger or participate in the tender offer. In addition, shares of our preferred stock may be issued upon terms the board of directors deems appropriate without stockholder approval. Our ability to issue preferred stock in such a manner could enable our board of directors to prevent changes in our management or control. Finally, upon a change of control of us, we may be required to purchase the notes at a price equal to 100% of the principal outstanding amount thereof, plus accrued and unpaid interest, if any, to the date of the purchase of the notes. Such a repurchase of the notes would represent a substantial expense; accordingly, the repayment of the notes upon a change of control of us could discourage third parties from proposing a merger with, initiating a tender offer for or otherwise attempting to gain control of us.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       RISK FACTORS RELATING TO THE NOTES

The Notes Are Subordinated.

         The notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. The indenture defines senior indebtedness as all of our indebtedness other than any indebtedness that expressly states that it is subordinated to the notes. The terms of the notes do not limit the amount of additional indebtedness, including secured indebtedness, that we can create, incur, assume or guarantee. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. In addition, the subordination provisions of the indenture provide that payments with respect to the notes will be blocked in the event of a payment default on senior indebtedness and may be blocked for up to 179 days each year in the event of certain non-payment defaults on senior indebtedness. As a result, there may be insufficient assets remaining to pay amounts due on any or all of the outstanding notes. In addition, under the subordination provisions of the indenture, payments that would otherwise be made to holders of the notes will instead be paid to holders of senior indebtedness under certain circumstances. As a result of these provisions, our other creditors (including trade creditors) that are not holders of senior indebtedness may recover more, ratably, than the holders of the notes. The notes are structurally subordinated to all liabilities, including trade payables, of our subsidiaries. The indenture governing the notes does not limit our or our subsidiaries' ability to incur debt, including senior indebtedness. Any right of ours to receive assets of any subsidiary upon its liquidation or reorganization, and the consequent right of the holders of the notes to participate in the assets will be subject to the claims of that subsidiary's creditors. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected.

We May Be Unable To Meet the Redemption Requirements Upon A Change In Control.

         Upon a change in control, the holders of our notes may require us to purchase all or a portion of the notes. If a change in control were to occur, we may not have enough funds to pay the purchase price for all tendered notes. Future agreements relating to our indebtedness might contain provisions that prohibit the repurchase of the notes upon a change in control. If a change in control occurs at a time when we are prohibited from purchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain consent, we could not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture. In such circumstances, or if a change in control would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would restrict payments to the holders of the notes. The term "change in control" is limited to certain specified transactions and may not include other events that might harm our financial condition. Our obligation to offer to purchase the notes upon a change in control would not necessarily afford the note holders protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

A Public Market May Not Develop for the Notes.

         Since the issuance of the notes, the initial purchasers have made a market in the notes. However, the initial purchasers are not obligated to make a market and may discontinue this market making activity at any time without notice. In addition, market-making activity by the initial purchasers will be subject to the limits imposed by the Securities Act and the Exchange Act. As a result, we cannot assure the holders of the notes that any market for the notes will develop or, if one does develop, that it will be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

Because of Our Substantial Indebtedness, We May be Unable to Adjust our Strategy to Meet Changing Conditions in the Future.

         As of June 30, 2001, we had long-term debt obligations of approximately $175 million due to the issuance of the 4.75% Convertible Subordinated Notes due 2008. This indebtedness could have several important consequences for our future operations. Specifically,

- we may be unable to obtain additional financing for capital expenditures, acquisitions or general corporate purposes;

- we may be unable to withstand changing competitive pressures, economic conditions or government regulations; and

- we may be unable to otherwise take advantage of significant business opportunities that may arise.

                             BROOKS AUTOMATION, INC.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at June 30, 2001, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

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

                             BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:


         Exhibit No.      Description

         -----------      -----------
         4.1              Form of Global Note for 4.75% Convertible Subordinated Notes of the Company due in Principal
                            Amount of $175,000,000 dated as of May 23, 2001*

         4.2              Registration Rights Agreement dated May 23, 2001 Among the Company and Credit Suisse
                            First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers)*

         4.3              Indenture dates as of May 23, 2001 between the Company and State Street Bank and Trust Company
                            (as Trustee)*


         * Incorporated by Reference to our current report on Form 8-K filed on May 29, 2001.

(b) The following reports on Form 8-K were filed during the quarterly period ended June 30, 2001:

(1) Current Report on Form 8-K filed on May 29, 2001, relating to the completion of the sale of the Company's private offering of $175.0 million aggregate principal amount of its 4.75% subordinated convertible notes.

(2) Current Report on Form 8-K filed on May 24, 2001, relating to the agreement and completion of the sale of the Company's private offering of $175.0 million aggregate principal amount of its 4.75% subordinated convertible notes.

(3) Current Report on Form 8-K filed on May 15, 2001, relating to the announcement of the Company's intention to commence a private offering of its convertible subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BROOKS AUTOMATION, INC.







DATE: August 13, 2001                /s/ Robert J. Therrien
                                     -----------------------------------
                                     Robert J. Therrien
                                     Director and President
                                     (Principal Executive Officer)







DATE: August 13, 2001                /s/ Ellen B. Richstone
                                     -----------------------------------
                                     Ellen B. Richstone
                                     Senior Vice President of Finance and
                                     Administration and Chief Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.      Description

------------     ------------

4.1              Form of Global Note for 4.75% Convertible Subordinated Notes of the Company due in Principal Amount of
                  $175,000,000 dated as of May 23, 2001*

4.3              Registration Rights Agreement dated May 23, 2001 Among the Company and Credit Suisse First Boston Corporation and
                  SG Cowen Securities Corporation (as representatives of several purchasers)*

4.3              Indenture dates as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee)*


* Incorporated by Reference to our current report on Form 8-K filed on May 29, 2001.