Form 10-K
period 2001-09-30
BROOKS AUTOMATION INC
filed 2001-12-13
CIK 933974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR FISCAL YEAR ENDED SEPTEMBER 30, 2001



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of November 30, 2001, was $576,558,732.75 based on the closing price per share of $36.75 on that date on the Nasdaq Stock Market. As of November 30, 2001, 19,913,483 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Brooks Automation, Inc. ("Brooks" or the "Company") is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries such as the data storage and flat panel display manufacturing industries. Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company's offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the flow of resources in the factory from process tools to factory scheduling and dispatching. In 1998, the Company began an aggressive program of investment and acquisition. By the close of fiscal year 2000, Brooks had emerged as one of the leading suppliers of factory and tool automation solutions for semiconductor and original equipment manufacturers. During fiscal 2001, the Company continued its program of strategic investment and acquisitions designed to broaden the depth and breadth of its offerings and market position.

INDUSTRY BACKGROUND

     Fabrication of semiconductors and flat panel displays requires a large number of complex process steps in which electrically insulating or conductive materials are deposited and etched into patterns on the surface of a substrate or wafer. A simplified production sequence consists of deposition, photolithography and etch processes. In deposition, one or more layers of a film of material are deposited on a substrate or wafer. Then, with photolithography, the desired circuit pattern is imaged on the deposited material. Finally, in the etch process, the material not covered with the pattern is selectively removed. Each deposition, photolithography or etch process requires the use of one or more process tools. This basic sequence is repeated up to 25 times for complex semiconductor devices. To become fully processed a bare silicon wafer will pass through as many as 400 or more process steps.

     State-of-the-art semiconductor manufacturing creates on-chip features 1,000 times narrower than a human hair, and it must control the dimensions of those features to within 10%. A fabrication facility, or "fab", contains hundreds of manufacturing tools. Wafer fabs process wafers in lots of 25. A flat panel display substrate may contain as few as two laptop computer displays, while a wafer may contain more than 500 semiconductor chips.

     One manufacturing facility could at any moment be processing wafers that will result in hundreds of different end products. The slightest drift or malfunction in any of the tools at any of the process steps can cause a process deviation. A manufacturing problem or deviation in a wafer fabrication plant can ruin an entire lot of 25 wafers, or multiple lots. One lot of 300mm (i.e. about 12 inches in diameter) wafers can be worth up to $7 million.

     As a result, semiconductor manufacturing has become and continues to be increasingly automated. Today, almost every aspect of processing includes automation, from material handling to tracking work-in-process to process control and scheduling. Factory and tool automation directly impacts factory performance. Factory performance, in turn, drives semiconductor manufacturers' ability to:

     - get to market first when product profitability is greatest; and

     - drive manufacturing costs down to remain competitive in the face of constant downward price pressure.

  TOOL AUTOMATION SYSTEMS

     Semiconductor and flat panel display substrates must be processed in ultra-clean environments. This means that manufacturing is either in a clean room at atmospheric pressure levels, a nitrogen purged atmospheric environment, or in a vacuum environment. Semiconductor and flat panel display process tools generally use vacuum environments for deposition and etch processes, and atmospheric environments for photolithography and other processes. Vacuum equipment is typically designed as cluster tools and atmospheric equipment is typically designed as in-line handling systems.

     Cluster tool handling systems typically link together multiple processes such as deposition, etch and heating/cooling of the substrate around a transfer robot located in a central vacuum chamber. In a cluster tool, a standard cassette of up to 25 wafers enters the vacuum environment through a vacuum cassette elevator load lock. The load lock is sealed and pumped to vacuum and then opened to the central wafer handling system. A central transfer robot then carries the wafers between the cassette and the different process and conditioning modules through the central vacuum chamber. After all the wafers have been processed within the cluster tool and returned to the cassette in the load lock, the load lock is sealed from the vacuum central chamber and vented to atmospheric pressure. The cassette of wafers is then removed from the cluster tool through the load lock. Vacuum cluster tools often employ two load locks, with the wafers from one load lock being actively transferred, conditioned and processed while wafers in the other load lock are being brought to or removed from vacuum conditions.

     In-line handling systems often link together multiple processes such as photo resist processing, using a transfer robot located on an atmospheric horizontal traverser. In these systems, the process modules are lined up rather than clustered around an automation handling system. Robotic traversers in these systems move substrates back and forth across the line of process modules. The in-line architecture is now emerging in the stripping, etch, cleaning and chemical mechanical polishing process markets. Some in-line architectures have their Process Modules loaded directly by an atmospheric robot (chemical mechanical polishing ("CMP"), track). Others utilize a transport mechanism in a vacuum load lock to load the process module (etch, rapid thermal processing ("RTP"), ashing).

  FACTORY INTERFACE SOLUTIONS

     Semiconductor manufacturers with 300mm, as well as advanced 200mm, projects utilize mini-environment technology for their factories. Mini-environment technology permits a factory to cost-effectively maintain the wafers in an environment that is 1,000 times cleaner than one that is typically found in a surgical operating room. The interface between a mini-environment that surrounds a tool and the outside factory is a critical element of a factory's total automation solution. Material handling automation includes sorters (moving wafers within and between carriers), interbay (moving wafer carriers between manufacturing areas), intrabay (moving wafer carriers from tool to tool within a manufacturing area) and tool-level automation. Tool-level automation uses robot arms or tracks to handle wafers or cassettes of wafers between lot box and processing chamber, or between consecutive processing chambers.

  FACTORY AUTOMATION SOLUTIONS

     Driven by increased global competition, shorter product lifecycles, and downward price pressures, semiconductor manufacturers are turning their attention to reducing manufacturing costs by improving the operational efficiencies of their manufacturing processes. This is evidenced by the continued investment, even in a down market, in 300mm manufacturing facilities on the basis of cost reduction. It is also supported by the strong push for more and better-advanced process control, equipment performance tracking and other optimization and manufacturing control applications.

     Semiconductor manufacturers require factory automation systems that document, control and report on the movement of material through the automated factory. To achieve this requires a high degree of integration of the many automation components. For example, the factory systems must simultaneously setup and run processing equipment automatically, route work-in-process dynamically based on the current state of the factory, collect process data, modify process variables, monitor semiconductor processing equipment performance and control the dispatching of work-in-process, to keep the factory at acceptable performance levels.

     As automation requirements have grown, semiconductor manufacturers' automation solutions have changed from add-on systems that have evolved over time, to full solutions that are specified, in detail, at the beginning of the factory planning process. The increasing requirement for automation makes it critical to semiconductor manufacturers that the automation systems they select work together in an integrated fashion at the time of deployment.

     Semiconductor and flat panel display manufacturers use a wide variety of hardware and software systems to automate and control their operations. To improve factory performance, they use factory automation systems. Almost all fabs apply statistical process control to their processes and equipment. Manufacturing execution system ("MES") applications coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications. Many fabs use sensors and software applications to monitor equipment performance, modify process parameters automatically, provide automated notification of out-of-control conditions and supply on-line help for troubleshooting. In addition, many fabs use automated tracking systems to collect large amounts of data about process and product conditions, equipment maintenance and operation history, lot production history and yield results. Engineers use applied statistical tools to analyze large volumes of data from multiple sources in order to identify and correct problems that negatively impact yields, equipment utilization and throughput. Finally, capacity planning and scheduling solutions are used to manage all the constraints in the factory, from limited resources during shift changes to factors effecting machine efficiency. These solutions help increase throughput, improve utilization of resources and reduce in-process inventory.

PRODUCTS

  TOOL AUTOMATION SYSTEMS

     Brooks provides vacuum and atmospheric tool automation systems for the semiconductor, MEMS (Micro-electronic Machines Systems), opto-electronic, flat panel display and data storage markets. Brooks has developed comprehensive product lines that encompass automation modules, handling systems and integrated software and controls. Brooks uses a common architectural foundation in the design and production of systems, robots and modules. Shared technologies and common software controls enable Brooks to respond to changing industry demands, such as processing larger diameter 300mm semiconductor wafers and the larger, fourth generation flat panel display substrates.

     Brooks provides components to customers who build their own systems and integrated systems to those customers who do not.

  FACTORY INTERFACE SOLUTIONS

     Brooks provides mini-environment and factory interface solutions that support 200mm Standard Mechanical Interface Facilities ("SMIF"), as well as solutions for 300mm factories, which utilize Brooks' Front Opening Unified Pod ("FOUP") technology. Brooks' Equipment Front-End Modules ("EFEMs") are compact interface solutions that provide the equipment supplier with an integrated system that consists of a mini-environment, load port(s), atmospheric robot(s), tool control and software interface modules.

     Brooks offers multi-cassette sorting systems. These sorters are often used for the random sampling of wafers for statistical process control routines, which, when coupled with metrology inspection, help assure the quality of the process tool and the materials used in the fabrication process. Brooks also provides advanced lot tracking that enables semiconductor manufacturers to monitor the exact location of every wafer in the factory. Brooks believes that its factory interface solutions enhance return on investment in new fabs, retrofit projects, as well as in process tools, by providing integrated automation solutions to manage the complex logistics of advanced semiconductor factories.

  FACTORY AUTOMATION SOLUTIONS

     Electronics manufacturing often requires software systems for decision support (reporting, planning, scheduling, dispatching, simulation, process development), tracking/management (work in process ("WIP"), durables (i.e. reticles and carriers), equipment, operators, recipes, maintenance, inventory), equipment or cell control (process equipment, measurement equipment, material handling systems, storage systems) and analysis (statistical process control, advanced process control, engineering data analysis, yield management, equipment performance tracking). As a result of the complexity of their processes and intolerance of even minor deviations from those processes, semiconductor fabs lead the way in driving the requirements for manufacturing automation software systems, often referred to as computer integrated manufacturing ("CIM") system. The heart of this system is the MES.

     Brooks offers a CIM solution that provides a unifying framework for factory automation. Brooks' MES software provides decision support and WIP tracking and management either stand-alone or as part of the CIM solution. Brooks' equipment integration products connect the manufacturing equipment to the advanced process control, factory automation, and other control applications. Brooks' solutions provide integrated applications for material control and durables management, WIP tracking and process optimization, maintenance management and equipment performance tracking, advanced process control and process optimization, factory scheduling and real-time dispatching, recipe management and engineering data collection, and engineering data analysis and statistical process control. These applications integrate, coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications.

     Brooks' solutions may be both process-specific and facility-wide. Brooks may deliver these solutions as a stand-alone product or as part of an integrated, CIM solution including systems integration services. Brooks' offerings address the automation software requirements for hi-tech manufacturing markets including semiconductor fab assembly and test areas, liquid crystal display, or LCD, MEMS, opto-electronics and data storage markets.

     The following table lists the Company's primary product offerings within each of the markets it serves:

SEGMENT                                                         PRODUCT LINES
-------                                                         -------------
TOOL AUTOMATION SYSTEMS
  Vacuum Intra-Tool Automation                 Central Wafer Handling Systems
                                               Transfer Robots
                                               Thermal Conditioning Modules (Cooling)
                                               Cassette Elevator Load Locks
                                               Aligners
  Atmospheric Intra-Tool Automation            Wafer Handling Systems
                                               Transfer Robots
                                               Thermal Conditioning Modules (Cooling)
                                               Aligners
  Flat Panel Display Products                  Indexers
                                               Substrate Handling Systems
                                               Transfer Robots
                                               Cassette Elevator Load Locks
  Tool Communications Software                 200mm/300mm Communications Software
                                               200mm/300mm Test Software
                                               e-Diagnostics Tool Interface Software
  Tool Automation Software                     Material Handling Control Software
                                               Cluster Tool Control Software
                                               EFEM Control Software
                                               Equipment Controllers
                                               Integration and Consulting Solutions
  Advanced Process Control Software            APC Foundation Software
                                               Patterns -- Fault Detection & Classification
                                               (FDC) Software
                                               Run-to-Run Software

SEGMENT                                                         PRODUCT LINES
-------                                                         -------------
FACTORY INTERFACE SOLUTIONS
  Factory Interfaces and Wafer Sorters         Standard Mechanical Interfaces (SMIF)
                                               300mm Front Opening Unified Pod (FOUP)
                                               Interfaces
                                               Mini-environments
                                               Pressure and Flow Controllers
                                               Equipment Front End Modules (EFEM)
                                               Sorters, Indexers
                                               Carrier Tracking Systems
FACTORY AUTOMATION SOLUTIONS
  CIM solutions                                FABready Suite for 300mm, FABready Suite for LCD
  Manufacturing Execution Software ("MES")     FACTORYworks
  Reticle Management and Lithography           PhotoStation, ReticleTrax
     Automation Software
  Scheduling and Dispatching                   Advanced Productivity Family
  Material Control and Tracking                CLASS MCS
  Equipment and Cell Control                   STATIONworks, CELLworks
  Engineering Data Analysis                    RS/Series, Cornerstone
  Maintenance Management                       Xsite
  Equipment Performance and Monitoring         SEARAMS, Sentinel, iConnect
  Process Development                          Starfire
  Statistical Process Control                  SPACE inside Brooks
  Advanced Process Control                     Patterns, ARRC, SMC, APCbuilder

CUSTOMERS

     Brooks' customers for tool automation systems are primarily original equipment manufacturers ("OEMs") and semiconductor manufacturers who are constructing new and/or retrofitting existing vacuum and atmospheric automation process equipment or developing advanced process equipment for internal use. Brooks' customers for factory automation software and factory interface solutions are primarily semiconductor manufacturers. The Company's customers are primarily located in the United States, Japan, South Korea, Europe, Taiwan and Southeast Asia. Brooks markets its developing family of atmospheric central wafer handling equipment to its existing customers in the vacuum and flat panel display markets and to potential new customers.

     Relatively few customers account for a substantial portion of Brooks' revenues. In fiscal 2000 and fiscal 1999, Lam Research Corporation ("Lam") was the Company's largest customer. In fiscal 2001, Novellus Systems, Inc. ("Novellus") was the Company's largest customer. Sales to the Company's ten largest customers, Novellus and Lam, as a percentage of total sales, are as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Ten largest customers                                          37%       43%       52%
Novellus Systems, Inc.                                         10%        7%        9%
Lam Research Corporation                                        7%       11%       12%

     A reduction or delay in orders from Novellus, Lam or other significant customers could have a material adverse effect on Brooks' results of operations. See Note 11, "Segment and Geographic Information," of the consolidated financial statements for further discussion of the Company's sales by geographic region and revenues, income and assets by financial reporting segment.

     Brooks derives a significant amount of its total revenues from direct foreign sales. Revenues outside the United States were approximately 50%, 48% and 43% of total revenues for the years ended September 30, 2001, 2000 and 1999, respectively.

     The Company expects foreign revenues to continue to represent a significant percentage of total revenues in the foreseeable future. Brooks cannot guarantee that geographical revenue rates in the foreseeable future will be comparable to those achieved in recent years. See "Factors That May Affect Future
Results -- Brooks' international business operations expose it to a number of difficulties in coordinating its activities abroad and in dealing with multiple regulatory environments" for a discussion of additional factors which could adversely affect foreign revenues."

MARKETING, SALES AND CUSTOMER SUPPORT

     Brooks markets and sells its tool and factory automation hardware and software solutions for factory performance optimization in the United States, Europe, Japan, South Korea, Southeast Asia and Taiwan through its direct sales and marketing organization. The selling process for Brooks' products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different organization levels to provide planning and product customization and to assure open communication and support. Brooks also utilizes a network of value-added integration partners to provide implementation and integration services for its factory automation software products.

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

     In 1998, Brooks developed a new sales and marketing tool, a process tool throughput simulator, to enable the evaluation of various wafer handling system configurations to identify the preferred tool configuration for a specific application. This tool simulates the movement of wafers with execution times, scheduling algorithms, and flow sequences similar to those of actual process tools and outputs this information visually. This tool is capable of comparing multiple tool configurations simultaneously for preferred fit comparisons.

     Brooks provides support to its customers with:

     - Telephone technical support access 24 hours a day, 365 days a year;

     - Direct training programs; and

     - Operating manuals and other technical support information for Brooks' products.

     The Company maintains spare parts inventories in most of its locations to enable its personnel to serve Brooks' customers and repair their products more efficiently.

COMPETITION

     The semiconductor and flat panel display process equipment manufacturing industries are highly competitive and characterized by continual change and improvements in technology. Although other independent companies sell vacuum and atmospheric wafer and flat panel display substrate handling automation systems and vacuum transfer robots to original equipment manufacturers, Brooks believes that its primary competition is from the larger, integrated semiconductor and flat panel display original equipment manufacturers that satisfy their substrate handling needs in-house rather than by purchasing handling systems or modules from an independent source, such as Brooks. Such original equipment manufacturers comprise the majority of Brooks' current and potential customers in this segment. Many of the companies in these industries have significantly greater research and development, clean room manufacturing, marketing and financial resources than Brooks. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules.

     Brooks believes its customers will only purchase Brooks' products if Brooks can demonstrate improved product performance, as measured by throughput, reliability, contamination control and accuracy, at an acceptable price. Brooks believes that it competes favorably with original equipment manufacturers and other independent suppliers with respect to all of these factors. However, Brooks cannot guarantee that it will be successful in selling its products to original equipment manufacturers that currently satisfy their wafer and flat panel handling needs in-house or from other independent suppliers, regardless of the performance or the price of Brooks' products.

     Brooks' sale of its products for the flat panel display process equipment market is heavily dependent upon its penetration of the Japanese market. Brooks continues to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, Brooks may be at a competitive disadvantage to Japanese suppliers.

     Brooks believes that the competitive factors in the factory interface solutions market are technical and technological capabilities, reliability, price/performance, ease of integration and global sales and support capability. Brooks believes that its solutions compete favorably with respect to all these factors. In this market, Brooks encounters direct competition from Asyst, Rorze, Fortrend, Newport, TDK, Yasakawa and Hirata. Some of these competitors have extensive engineering, manufacturing and marketing capabilities.

     Brooks believes that the primary competitive factors in the end-user market for factory automation software and process control solutions software are product functionality, degree of integration, price/performance, ease of implementation and installation, hardware and software platform compatibility, costs to support and maintain, vendor reputation and financial stability. Brooks believes its products currently compete favorably with other systems on the primary factors listed above. Brooks also believes that the relative importance of these competitive factors may change over time. Brooks experiences direct competition in the semiconductor factory automation market industry from various competitors, including Applied Materials-Consilium, IBM, Si-view, Compaq, TRW, Camstar and numerous small independent software companies.

RESEARCH AND DEVELOPMENT

     Brooks' research and development efforts are focused on developing new products for the semiconductor, data storage and flat panel display process equipment industries and further enhancing the functionality, degree of integration, reliability and performance of existing products. Brooks' engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their counterparts in customer organizations and have used these relationships to identify market demands and target Brooks' research and development to meet those demands. Brooks' current research and development efforts include the continued development and enhancement of Brooks' semiconductor and flat panel display products, including Gemini Express vacuum central wafer handling systems and modules, fourth generation flat panel display substrate handling systems and modules, 300mm loadport modules, integrated equipment front-end modules, atmospheric handling systems and modules, manufacturing execution system, station control software, advanced tool control solutions, advanced process control solutions, factory scheduling and dispatching solutions and material handling control software. Furthermore, the Company is investing in a common information systems framework to provide ease of integration across these applications. The Company also maintains relationships with integrated circuit manufacturers and equipment suppliers to define hardware and software solutions for equipment front-end automation, contamination control, logistic management, material tracking and equipment integration.

MANUFACTURING

     Brooks' manufacturing operations consist primarily of product assembly, integration, and testing. Brooks has adopted stringent quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of its products. The Company's facilities in Chelmsford, Massachusetts; Jena, Germany; Kiheung, Korea and Livingston, Scotland are ISO 9001 certified.

     Brooks employs a just-in-time manufacturing strategy for a large portion of its manufacturing process. Brooks believes that this strategy, coupled with the outsourcing of non-critical subassemblies, reduces fixed operating costs, improves working capital efficiency, reduces manufacturing cycle times and improves flexibility to rapidly adjust its production capacities. While Brooks often uses single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, Brooks believes that these parts and materials are readily available from other supply sources. Brooks also believes that its software development and manufacturing facilities are more than adequate to service foreseeable needs.

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

     Brooks has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. Brooks cannot guarantee that any patent obtained will provide protection or be of commercial benefit to Brooks. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2001, Brooks had obtained 116 United States patents and had 34 United States patent applications pending on its behalf. In addition, Brooks had obtained 152 foreign patents and had 199 foreign patent applications pending on its behalf. Brooks' United States patents expire at various times from May 2004 to July 2019. Brooks cannot guarantee that its pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to those of Brooks. These patent applications may have priority over patent applications filed by Brooks.

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

     On October 10, 2001, the United States Court of Appeals for the Federal Circuit ("CAFC") issued an order in Asyst Technologies, Inc. v. Empak, Inc., and Emtrak, Inc., Jenoptik AG, Jenoptik Infab, Inc., Jenoptik GMBH and Infab U.S. Operations, Inc,. and Meissner & Wurst (the "Asyst litigation"), that may ultimately affect certain products sold by Brooks. The product that may be affected is a transport system known as IridNet, which was acquired by Brooks as part of the purchase of the assets of the Infab division of Jenoptik AG on September 30, 1999. Asyst had filed suit against Jenoptik AG and other parties (collectively the "defendants") in the Northern District of California charging the defendants with infringing Asyst's U.S. Patent Nos. 4,974,166 and 5,097,421. The District Court granted certain motions for summary judgment in favor of the defendants and Asyst appealed. The order from the CAFC reversed the grant of summary judgment and remanded the case to the District Court for further proceedings regarding claim construction, infringement and invalidity of the Asyst patents. Brooks has received notice that Asyst may amend its complaint to name Brooks as an additional defendant. Based on Brooks' investigation of Asyst's allegations, Brooks does not believe it is infringing any claims of Asyst's patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in its case, Asyst may seek to prohibit Brooks from developing, marketing and using the IridNet product without a license. Brooks cannot guarantee that a license will be available to it on reasonable terms, if at all. If a license from Asyst is not available Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks may face litigation with Asyst. Jenoptik has indemnified Brooks for losses Brooks may incur in this action.

BACKLOG

     Backlog for Brooks' products as of September 30, 2001, totaled $102.7 million. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for the Company's tool automation systems segment, factory interface solutions segment and factory automation solutions segment was $37.4 million, $24.5 million and $40.8 million, respectively, at September 30, 2001. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of Brooks' revenues for any future period. A substantial percentage of current business generates no backlog because the Company delivers its products and services in the same period in which the order is received.

EMPLOYEES

     At September 30, 2001, Brooks had approximately 1,900 employees. Brooks believes its future success will depend in large part on its ability to attract and retain highly skilled employees. Approximately 140 employees in the Company's Jena, Germany facility are covered by a collective bargaining agreement. Brooks considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

     Brooks corporate headquarters and primary manufacturing facility is located in two buildings, comprising the Brooks campus, in Chelmsford, Massachusetts, which the Company purchased in January 2001. This purchase included a third building located at the same campus. The Company currently leases the third building to an unrelated party. The term of that lease concludes in November 2002. Prior to its purchase, the Company had leased its facilities in Chelmsford. Brooks maintains additional manufacturing facilities which are described in the table below:

                                                                  SQUARE FOOTAGE
LOCATION                                 FUNCTIONS                  (APPROX.)      LEASE EXPIRATION
--------                                 ---------                --------------   ----------------
Chelmsford, Massachusetts   Corporate headquarters,                  131,000       Owned
                            manufacturing, training, software
                            development
Chelmsford, Massachusetts   Manufacturing, R&D-hardware and           80,000       Owned
                            software
Sylmar, California          Manufacturing, R&D hardware               67,000       September 2011
Salt Lake City, Utah        Software development, training,           45,900       September 2006
                            systems
Richmond, Canada            Manufacturing, training                   41,000       October 2002
Burbank, California         Manufacturing, sales and support,         41,000       January 2002
                            R&D-hardware
Tewksbury, Massachusetts    Manufacturing, R&D-hardware               35,100       December 2005
Kiheung, Korea              Manufacturing, R&D hardware               28,400       September 2003
Jena, Germany               Manufacturing                             22,000       December 2002
Phoenix, Arizona            Manufacturing, R&D hardware and           19,500       Owned
                            software
San Jose, California        Manufacturing, R&D-hardware and           15,000       Month-to-month
                            software
Colorado Springs, Colorado  Manufacturing, training,                  14,000       April 2004
                            R&D-hardware and software
Tempe, Arizona              Manufacturing                             10,000       January 2002

     The Company's tool automation systems and factory interface solutions segments utilize the manufacturing facilities in Massachusetts, Arizona, California, Colorado, Germany, Korea and Canada. The Company's factory automation solutions segment utilizes the manufacturing facilities in Arizona, Utah, and Chelmsford.

     Brooks maintains additional sales and support service offices in Florida, Indiana, Massachusetts, Michigan, New Mexico, New York, Oregon, Pennsylvania, Texas, France, Germany, Malaysia, Singapore, Japan, South Korea, Taiwan, China, and the United Kingdom. Training is also provided at the majority of these sites. The sales, service and training locations serve all of the Company's segments.

     The Company is in the process of renegotiating its lease in San Jose. The operations in the Burbank facility are expected to relocate to Sylmar. The Tempe facility operations are transferring to Valencia, California, the facility occupied by General Precision Inc., which the Company acquired on October 5, 2001, upon the expiration of the Tempe lease.

ITEM 3.  LEGAL PROCEEDINGS

     Brooks is not a party to any material pending legal proceedings. See "Patents and Proprietary Rights," in Part I, Item 1, "Business," for a description of certain potential patent disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2001, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "BRKS". The following table sets forth, for the periods indicated, the high and low close prices per share of the Company's common stock, as reported by the Nasdaq National Market:

                                                               HIGH     LOW
                                                              ------   ------
Fiscal year ended September 30, 2001
  First quarter                                               $31.25   $20.25
  Second quarter                                              $44.39   $27.56
  Third quarter                                               $62.61   $35.45
  Fourth quarter                                              $52.25   $26.59
Fiscal year ended September 30, 2000
  First quarter                                               $34.25   $16.69
  Second quarter                                              $83.25   $29.75
  Third quarter                                               $91.88   $37.00
  Fourth quarter                                              $69.38   $29.63

NUMBER OF HOLDERS

     As of November 28, 2001, there were 364 holders on record of the Company's Common Stock.

DIVIDEND POLICY

     Other than dividends paid by one of our subsidiaries prior to its acquisition by Brooks, Brooks has never paid or declared any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. Brooks' current policy is to retain all of its earnings to finance future growth.

ISSUANCE OF UNREGISTERED COMMON STOCK

     On February 16, 2001, the Company acquired SEMY Engineering, Inc. in exchange for cash and 73,243 shares of Brooks common stock. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered pursuant to an effective registration statement on Form S-3.

     On May 15, 2001, the Company acquired SimCon N.V. in exchange for cash and 13,741 shares of Brooks common stock. Under the acquisition agreement, Brooks is also obligated to make a future payment of Brooks common stock worth $750,000 on May 15, 2002. The common stock issued and to be issued in the future in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering and Regulation S promulgated thereunder. The shares issued in this transaction have been registered pursuant to an effective registration statement on Form S-3.

     On June 25, 2001, the Company completed the acquisition of CCS Technology, Inc. in exchange for cash and 78,475 shares of Brooks common stock. The common stock issued in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered pursuant to an effective registration statement on Form S-3.

     On June 26, 2001, the Company completed the acquisition of KLA-Tencor, Inc.'s e-Diagnostics product business in exchange for a note payable and 331,153 shares of Brooks common stock. At the option of Brooks, the note payable may be paid in cash or in an equivalent amount of Brooks common stock. There is also the potential for additional purchase consideration of up to $8.0 million in the aggregate, contingent upon meeting certain performance objectives. At the option of Brooks, any additional purchase price consideration may be paid in an equivalent amount of Brooks common stock. The common stock issued and that may be issued in the future in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered pursuant to an effective registration statement on Form S-3.

     On July 12, 2001, the Company completed the acquisition of Progressive Technologies, Inc. in exchange for 715,004 shares of Brooks common stock. The common stock issued in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered pursuant to a registration statement on Form S-3 which has not been declared effective as of the date of this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report.

YEAR ENDED SEPTEMBER 30,                 2001(4)    2000(1)(2)   1999(1)(3)    1998(1)    1997(1)
------------------------                 --------   ----------   -----------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                 $381,716    $337,184     $122,957     $123,459   $133,827
Gross profit                             $152,384    $160,725     $ 55,152     $ 37,280   $ 59,739
Income (loss) from operations            $(43,904)   $ 20,084     $(11,822)    $(29,190)  $ (1,362)
Income (loss) before income taxes and
  minority interests                     $(36,523)   $ 28,444     $(10,448)    $(27,917)  $ (2,857)
Net income (loss)                        $(29,660)   $ 15,109     $ (9,534)    $(23,268)  $ (3,324)
Accretion and dividends on preferred
  stock                                  $     90    $    120     $    774     $  1,540   $  1,125
Net income (loss) attributable to
  common stockholders                    $(29,750)   $ 14,989     $(10,308)    $(24,808)  $ (4,449)
Basic earnings (loss) per share          $  (1.65)   $   0.96     $  (0.89)    $  (2.32)  $  (0.54)
Diluted earnings (loss) per share        $  (1.65)   $   0.88     $  (0.89)    $  (2.32)  $  (0.54)
Shares used in computing basic earnings
  (loss) per share                         18,015      15,661       11,542       10,687      8,230
Shares used in computing diluted
  earnings (loss) per share                18,015      17,192       11,542       10,687      8,230

AS OF SEPTEMBER 30,                         2001     2000(1)    1999(1)    1998(1)    1997(1)
-------------------                       --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total assets                              $703,831   $519,786   $197,300   $160,143   $181,967
Working capital                           $288,036   $306,836   $106,803   $105,210   $120,067
Notes payable and revolving credit
  facilities                              $ 17,122   $ 16,350   $  6,183   $  4,717   $  4,070
Current portion of long-term debt and
  capital lease obligations               $    392   $    524   $    544   $    523   $  1,379
Convertible subordinated notes            $175,000   $     --   $     --   $     --   $     --
Long-term debt and capital lease
  obligations (less current portion) and
  senior subordinated note                $     31   $    332   $    804   $  9,118   $  6,264
Redeemable convertible preferred stock    $     --   $  2,601   $  2,481   $  5,923   $ 15,270
Members' capital                          $     --   $     --   $    930   $  1,134   $    195
Stockholders' equity                      $424,169   $415,284   $137,913   $118,156   $129,963

                                                      FIRST        SECOND       THIRD       FOURTH
YEAR ENDED SEPTEMBER 30, 2001                       QUARTER(1)   QUARTER(1)   QUARTER(1)   QUARTER
-----------------------------                       ----------   ----------   ----------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                             $111,391     $111,987     $96,814     $ 61,524
Gross profit                                         $ 50,619     $ 48,866     $45,068     $  7,831
Net income (loss)                                    $  5,515     $ (2,592)    $   518     $(33,101)
Net income (loss) attributable to common
  stockholders                                       $  5,485     $ (2,622)    $   488     $(33,101)
Diluted earnings (loss) per share                    $   0.30     $  (0.14)    $  0.03     $  (1.76)

                                                      FIRST        SECOND       THIRD        FOURTH
YEAR ENDED SEPTEMBER 30, 2000                       QUARTER(1)   QUARTER(1)   QUARTER(1)   QUARTER(1)
-----------------------------                       ----------   ----------   ----------   ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                             $57,632      $83,543      $92,877      $103,132
Gross profit                                         $28,588      $38,880      $43,315      $ 49,942
Net income                                           $ 3,434      $ 2,427      $ 3,322      $  5,926
Net income attributable to common stockholders       $ 3,404      $ 2,397      $ 3,292      $  5,896
Diluted earnings per share                           $  0.24      $  0.15      $  0.17      $   0.31

---------------

(1) Amounts have been restated to reflect the acquisition of Progressive Technologies, Inc. in a pooling of interests transaction effective July 12, 2001.

(2) Amounts include results of operations of the Infab Division of Jenoptik AG (acquired September 30, 1999); Auto-Soft Corporation and AutoSimulations, Inc. (acquired January 6, 2000) and MiTeX Solutions (acquired June 23, 2000) for the periods subsequent to their respective acquisitions.

(3) Amounts include results of operations of Domain Manufacturing Corporation (acquired June 30, 1999) and Hanyon Technology, Inc. (acquired April 21,
    1999) for the periods subsequent to their respective acquisitions.

(4) Amounts include results of operations of SEMY Engineering, Inc. (acquired February 16, 2001), the KLA e-Diagnostics product business (acquired June 26, 2001), CCS Technology, Inc. (acquired June 25, 2001) and SimCon N.V. (acquired May 15, 2001) for the periods subsequent to their respective acquisitions.

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

OVERVIEW

     Brooks Automation, Inc. ("Brooks" or the "Company") is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries, such as the data storage and flat panel display manufacturing industries. Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company's offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the flow of resources in the factory from process tools to factory scheduling and dispatching. In 1998, the Company began an aggressive program of investment and acquisition. By the close of fiscal year 2000, Brooks had emerged as one of the leading suppliers of factory and tool automation solutions for semiconductor and original equipment manufacturers. During the fiscal year 2001, the Company continued its program of strategic investment and acquisitions designed to broaden the depth and breadth of its offerings and market position.

     The Company's revenues are generally distributed equally between the United States and foreign countries. The Company's foreign sales have occurred primarily in Europe, Japan, Korea, Taiwan and Singapore.

BASIS OF PRESENTATION

     On July 12, 2001, the Company acquired Progressive Technologies, Inc. ("PTI") in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of PTI for all periods prior to the acquisition. PTI is engaged in the development, production and distribution of air-flow regulation systems for clean room and process equipment in the semiconductor industry. Prior to its acquisition by the Company, PTI's fiscal year-end was December 31. Accordingly, the Company's consolidated balance sheet as of September 30, 2000, includes PTI's balance sheet as of December 31, 2000, and the Company's consolidated statements of operations for the years ended September 30, 2000 and 1999 include PTI's results of operations for the years ended December 31, 2000 and 1999, respectively. As a result of conforming dissimilar year-ends, PTI's results of operations for the three months ended December 31, 2000, are included in both of the Company's fiscal years 2001 and 2000. An amount equal to PTI's net income attributable to common stockholders for the three months ended December 31, 2000 was eliminated from consolidated accumulated deficit for the year ended September 30, 2001. PTI's revenues, net income and net income attributable to common stockholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

     On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.'s e-Diagnostics product business ("e-Diagnostics"). The e-Diagnostics programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. On June 25, 2001, the Company acquired CCS Technology, Inc. ("CCST"), a supplier of 300mm automation test and certification software located in Williston, Vermont. On May 15, 2001, the Company acquired SimCon N.V. ("SimCon"), a value-added reseller for the Company's simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, the Company acquired SEMY Engineering, Inc. ("SEMY"), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and service distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

     On May 5, 2000, the Company completed the acquisition of Irvine Optical Company LLC ("Irvine Optical") in a transaction accounted for as a pooling of interests. Accordingly, the results of operations and financial position of Irvine Optical are included in the Company's consolidated results for all periods presented. Prior to its acquisition by the Company, Irvine Optical's fiscal year-end was December 31. As a result of conforming dissimilar year-ends, Irvine Optical's results of operations for the three months ended December 31, 1999, are included in both of the Company's fiscal years 2000 and 1999. An amount equal to Irvine Optical's net income for the three months ended December 31, 1999, was eliminated from consolidated accumulated deficit for the year ended September 30, 2000. Irvine Optical's revenues and net income for that quarter were $4.1 million and $0.1 million, respectively.

     The Company completed two acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB 16:
MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. The Company's Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

     On August 31, 1999, the Company completed the acquisition of Smart Machines Inc. ("Smart Machines"). The acquisition was accounted for as a pooling of interests. Accordingly, the results of operations and financial position of Smart Machines are included in the Company's consolidated results for all periods presented.

     The Company completed several acquisitions during the year ended September 30, 1999, which were accounted for using the purchase method of accounting in accordance with APB 16: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 21, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of these acquired entities for all periods subsequent to their respective acquisitions.

     In June 1999, the Company formed a joint venture in Korea. This joint venture is 70% owned by the Company and 30% owned by third parties unaffiliated with the Company. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

RECENT DEVELOPMENTS

     On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation in exchange for approximately $11 million of cash, net of closing adjustments aggregating approximately $2 million. The Automation Systems Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. The transaction will be accounted for as a purchase of assets.

     On October 23, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire PRI Automation, Inc. ("PRI"). Pursuant to the Merger Agreement and subject to the terms and conditions contained therein, holders of each share of PRI common stock will receive 0.52 shares of the Company's common stock.

     The Merger, which is expected to close in the first calendar quarter of 2002, is contingent upon the fulfillment of certain conditions as provided in the Merger Agreement including, but not limited to, all required regulatory approvals, the approval of the Merger by the stockholders of PRI and the approval of the issuance of the Company's common stock in the Merger by the stockholders of the Company.

     PRI supplies advanced factory automation systems, software, and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers.

     On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company ("Tec-Sem") in exchange for $12.9 million in cash and 131,750 shares of Brooks common stock, which had a value of approximately $4 million at the time of issuance, subject to post-closing adjustments. At the same time, the Company obtained an option to acquire, and one of the selling stockholders was given a put to sell, the remaining 10% of the stock of Tec-Sem for $1.1 million in cash and 23,250 shares of Brooks common stock. The Company also made stock grants to certain key non-owner employees of Tec-Sem. Tec-Sem is a manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. The transaction will be accounted for as a purchase of assets.

     On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. ("GPI"), in exchange for 850,000 shares of Brooks common stock, with a market value of approximately $25 million at the time of issuance, subject to post-closing adjustments. GPI, located in Valencia, California, is a supplier of high-end mini-environment solutions for the semiconductor industry.

RESULTS OF OPERATIONS

     The Company's business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company's revenues grew substantially in fiscal 2000 compared to fiscal 1999 due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn, which began to significantly affect the Company in the second half of fiscal 2001 when the demand for the Company's products and services decreased significantly as semiconductor manufacturers sharply reduced capital expenditures. This downturn impacted all of the Company's business segments in the second half of fiscal 2001, affecting revenues and gross margins due to pricing pressure and underabsorbed costs. As a result of this downturn, the Company anticipates lower shipments of its products in the next year, which may result in lower revenues compared to the year ended September 30, 2001. During fiscal 2001, the Company has taken selective cost reduction actions in many areas of its business in response to this ongoing downturn. These cost management initiatives include reductions to headcount, salary and wage reductions and reduced spending. Although the Company will continue to take a proactive approach to cost management in response to this downturn, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, such as its infrastructure, customer support and new products.

YEAR ENDED SEPTEMBER 30, 2001, COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

     The Company reported a net loss of $29.7 million for the year ended September 30, 2001, compared to net income of $15.1 million in the previous year. The results for the year ended September 30, 2001, include $30.2 million of amortization of acquired intangible assets, $9.3 million of restructuring and acquisition-related charges and $17.2 million of other charges. These other charges, recorded in the fourth quarter, include $13.7 million recorded to cost of product sales, comprised of $13.1 million for valuation adjustments to inventories and $0.6 million for additional warranty reserves; $1.0 million of accelerated amortization of research and development expense; and $2.5 million of sales, general and administrative expense for additional accounts receivable allowances. The results for the previous year include $18.5 million of amortization of acquired intangible assets and $0.6 million of acquisition-related charges. After accretion and dividends on preferred stock of $0.1 million in each year, the Company reported a net loss attributable to common stockholders of $29.8 million in the year ended September 30, 2001 and net income attributable to common stockholders of $15.0 million in the year ended September 30, 2000.

  REVENUES

     The Company has adopted the recommendations of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective October 1, 2000. The adoption of SAB 101 did not have any impact on the Company's results of operations or financial position.

     The Company reported revenues of $381.7 million in the year ended September 30, 2001, compared to $337.2 million in the previous year, a 13.2% increase. The increase in revenues is principally attributable to incremental revenue from acquisitions and the strength in the first half of fiscal 2001 in both the original equipment manufacturer ("OEM") and end user markets, partially offset by lower revenues in the second half of the fiscal year.

     The Company's tool automation systems segment reported revenues of $171.3 million in the year ended September 30, 2001, an increase of 2.1% from the prior year. This increase is primarily attributable to growth in the vacuum business area earlier in fiscal 2001, partially offset by lower revenues in the last two quarters of fiscal 2001. The Company's factory interface solutions segment reported an increase of 11.1%, to $97.8 million in the year ended September 30, 2001, compared to the prior year, reflecting in part the strong growth in the Company's Standard Mechanical Interface Facilities ("SMIF") and Front Opening Uniform Pod ("FOUP") product lines. The Company's factory automation solutions segment reported revenues of $112.6 million in the year ended September 30, 2001, an increase of 38.3% from the prior year, principally due to internal growth, the acquisition of ASC and ASI on January 6, 2000 and the acquisition of SEMY on February 16, 2001.

     Product revenues increased $7.4 million, to $291.7 million, in the year ended September 30, 2001, from $284.4 million in the previous fiscal year. This growth is primarily attributable to the overall strength in the OEM and end user markets in the first half of fiscal 2001 and the Company's recent acquisitions. Service revenues increased $37.2 million, or 70.4%, to $90.0 million. This increase is primarily attributable to internal growth and the Company's acquisitions.

     Revenues outside the United States were $191.6 million, or 50.2% of revenues, and $161.5 million, or 47.9% of revenues, in the years ended September 30, 2001 and 2000, respectively. The absolute increase in revenues outside the United States is primarily the result of the Company's expanded global presence from its recent acquisitions, while the increase as a percentage of the Company's revenues reflects lower sales in the United States, in particular OEM sales in the second half of fiscal 2001, relative to the rest of the world. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues, particularly from Asia, will remain a strong component of the Company's total revenues.

  GROSS MARGIN

     Gross margin decreased to 39.9% for the year ended September 30, 2001, compared to 47.7% for the previous year. Excluding other charges of $13.7 million referred to above, the Company's gross margin was 43.5% for the year ended September 30, 2001. The Company's tool automation systems segment gross margin decreased to 31.4% in the year ended September 30, 2001, from 42.1% in the prior year. Excluding other charges of $4.9 million, gross margin for the tool automation systems segment in the year ended September 30, 2001 was 34.3%. The decrease is primarily the result of product mix, coupled with the effects of the current downturn in the semiconductor industry. Gross margin for the Company's factory interface solutions segment was 26.4% for the year ended September 30, 2001, a decrease from 39.0% in the prior year. Excluding other charges of $8.1 million, gross margin for this segment was 34.6%. The decrease is primarily the result of product and services mix, combined with the current downturn in the semiconductor industry. The Company's factory automation solutions gross margin for the year ended September 30, 2001 decreased for the factory automation solutions segment to 64.6%, compared to 68.6% in the prior year. Excluding other charges of $0.7 million, gross margin for the year ended September 30, 2001 was 65.3%. The decrease is primarily attributable to product and services mix; specifically, a decrease in license revenues partially offset by an increase in service revenues.

     Gross margin on product revenues was 42.9% for the year ended September 30, 2001, compared to 50.4% for the prior year. Excluding other charges aggregating $13.7 million, gross margin on product revenues was 47.6% for the year ended September 30, 2001. The decrease is primarily attributable to product mix, coupled with the effects of the current downturn in the semiconductor industry, which impact both pricing and cost absorption.

     Gross margin on service revenues decreased to 30.2% for the year ended September 30, 2001, from 33.0% in the previous year. The decrease is primarily a result of business mix, combined with the effects of the current downturn in the semiconductor industry.

     In future years, gross margin may be adversely affected by changes in product mix and/or price competition.

  RESEARCH AND DEVELOPMENT

     Research and development expenses for the year ended September 30, 2001, were $60.9 million, an increase of $16.8 million, compared to $44.1 million in the previous year. Research and development expenses also increased as a percentage of revenues, to 16.0%, from 13.1% in the prior year. Excluding other charges of $1.0 million, research and development expenses were 15.7% of revenues in the current year. The increase in absolute spending is the result of the research and development related to the Company's recent acquisitions as well as incremental spending associated with the launch of new products. The increase in these expenditures as a percentage of revenues is attributable in part to the downturn currently affecting the semiconductor industry, which began to impact the Company during the quarterly period ended March 31, 2001. To a lesser extent, this increase is attributable to higher spending levels associated with the Company's recent acquisitions. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

  SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $95.9 million for the year ended September 30, 2001, an increase of $18.5 million, compared to $77.4 million in the previous year. Selling, general and administrative expenses increased as a percentage of revenues, to 25.1% in the year ended September 30, 2001, from 23.0% in the previous year. Excluding other charges of $2.5 million, selling, general and administrative expenses were 24.5% of revenues in the year ended September 30, 2001. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's recently completed acquisitions and infrastructure improvements, while the increase as a percentage of revenues is attributable primarily to the downturn currently affecting the semiconductor industry. The Company expects that future expenditure levels will continue at or above current levels to support its worldwide sales and administrative organizations.

  AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

     Amortization expense for acquired intangible assets totaled $30.2 million for the year ended September 30, 2001, and relates to acquired intangible assets from the acquisitions of the e-Diagnostics product business, CCST, SimCon and SEMY in the current year, the acquisitions of MiTeX, ASC and ASI in fiscal 2000, the Infab, Domain and Hanyon acquisitions in the second half of fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. For the year ended September 30, 2000, amortization expense for acquired intangible assets was $18.5 million, and relates to the fiscal 2000 and fiscal 1999 acquisitions and the Irvine Optical acquisition discussed above.

  ACQUISITION-RELATED AND RESTRUCTURING COSTS

     The Company recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. The acquisition-related costs primarily relate to transaction costs incurred during the

Company's recent acquisition of PTI. On September 5, 2001, the Company's Board of Directors approved a formal plan of restructure in response to the current downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million is related to workforce reductions of approximately 140 employees which is expected to be paid in 2002 and $3.4 million for the consolidation and strategic focus realignment of several facilities, of which $0.1 million was paid in 2001, $1.7 million is expected to be paid in 2002 and $1.6 million in the subsequent years. These measures were largely intended to align the Company's capacity and infrastructure to anticipated customer demand. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations. Acquisition-related charges of $0.6 million in the year ended September 30, 2000, relate primarily to transaction costs in connection with the acquisition of Irvine Optical.

     The activity related to the Company's acquisition-related and restructuring accruals is below (in thousands):

                                                      FISCAL 2001 ACTIVITY
                               -------------------------------------------------------------------
                                                  NEW INITIATIVES
                                  BALANCE       --------------------                    BALANCE
                               SEPTEMBER 30,               PURCHASE                  SEPTEMBER 30,
                                    2000        EXPENSE   ACCOUNTING   UTILIZATION       2001
                               --------------   -------   ----------   -----------   -------------
Facilities                          $507        $3,369        $--        $  (567)       $3,309
Workforce-related                     20         2,000        --             (68)        1,952
Other                                 11         3,945        --          (3,956)           --
                                    ----        ------        --         -------        ------
                                    $538        $9,314        $--        $(4,591)       $5,261
                                    ====        ======        ==         =======        ======

  INTEREST INCOME AND EXPENSE

     Interest income increased by $2.8 million, to $12.5 million, in the year ended September 30, 2001, compared to an increase of $6.6 million to $9.7 million the previous year. This increase is due primarily to higher cash and investment asset balances which resulted from investing the proceeds from the Company's private placement of $175.0 million aggregate Convertible Subordinated Notes in May 2001 and the public offering of shares of its common stock in March 2000. Interest expense of $4.1 million for the year ended September 30, 2001, relates primarily to the 4.75% Convertible Subordinated Notes, imputed interest on notes payable related to the e-Diagnostics and SimCon acquisitions and the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI, which was discharged on January 5, 2001. Interest expense in the prior year primarily relates to Irvine Optical's debt, which was paid by Brooks subsequent to the Company's acquisition of Irvine Optical, and the note payable to Daifuku America.

  INCOME TAX PROVISION (BENEFIT)

     The Company recorded a net income tax benefit of $6.4 million in the year ended September 30, 2001 and net income tax expense of $13.6 million in the year ended September 30, 2000. The tax benefit recorded in fiscal 2001 is primarily due to anticipated future tax benefit of domestic net operating losses and research and development credits, partially offset by provisions for taxes on overseas earnings. The fiscal 2000 tax provision is attributable to federal, state, foreign and withholding taxes. Federal and state taxes have been reduced for net operating losses, research and development tax credits and a foreign sales corporation benefit.

     The Company has recorded a deferred tax asset of $38.9 million. Realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards, which will expire at various dates through 2021. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

YEAR ENDED SEPTEMBER 30, 2000, COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

     The Company reported net income of $15.1 million for the year ended September 30, 2000, compared to a net loss of $9.5 million in the previous year. Net income attributable to common shareholders for the year ended September 30, 2000 include $18.5 million of amortization of acquired intangible assets, $0.6 million of acquisition-related charges and $0.1 million of accretion and dividends on preferred stock. The Company's net loss attributable to common stockholders in the previous year includes $0.6 million of amortization of acquired intangible assets, $5.3 million of acquisition-related and restructuring charges and other costs and $0.8 million of accretion and dividends on preferred stock.

  REVENUES

     The Company reported revenues of $337.2 million in the year ended September 30, 2000, compared to $123.0 million in the previous year, a 174.2% increase. The overall increase is principally attributable to the strength in both the original equipment manufacturer ("OEM") and end user markets and incremental revenue from acquisitions. The Company experienced growth in all of the geographic regions in which it operates. Revenues for each of the Company's segments increased from the prior year. Revenues for the tool automation systems segment more than doubled, to $167.8 million, from $79.1 million in the prior year. The Company's factory interface solutions segment had revenues of $88.1 million in the year ended September 30, 2000, more than four times the $19.6 million reported in the prior year. Revenues for the factory automation solutions segment were $81.4 million, more than triple the $24.2 million reported in the prior year.

     Product revenues increased $182.9 million, or 180.2%, to $284.4 million in the year ended September 30, 2000, from $101.5 million in the previous fiscal year. This growth is primarily attributable to the overall strength in the OEM and End User markets and acquisitions.

     Service revenues increased $31.3 million, or 146.0%, to $52.8 million. This increase is primarily attributable to internal growth and the Company's acquisitions.

     Revenues outside the United States were $161.5 million, or 47.9% of revenues, and $53.1 million, or 43.2% of revenues, in the years ended September 30, 2000 and 1999, respectively. The increase is primarily the result of the Company's expanded global presence from its recent acquisitions.

  GROSS MARGIN

     Gross margin increased to 47.7% for the year ended September 30, 2000, compared to 44.9% for the previous year. The Company's tool automation systems segment gross margin increased to 42.1% in the year ended September 30, 2000, from 33.8% in the prior year, and is primarily the result of operational efficiencies and change in product mix. This increase was partially offset by decreases in gross margins for the Company's other segments. Gross margin for the Company's factory interface solutions segment decreased to 39.0%, from 49.4% in the prior year, while the factory automation solutions gross margin decreased to 68.6%, from 77.4% in the prior year. The decline in the factory interface solutions segment is primarily the result of change in product mix, while the factory automation solutions segment is primarily attributable to the acquired service business of ASC, which has a historically lower margin structure than that of the segment.

     Gross margin on product revenues was 50.4% for the year ended September 30, 2000. Gross margin on product revenues for the year ended September 30, 1999, which included charges aggregating $1.6 million, comprised of $1.0 million to provide additional reserves for slow-moving and obsolete inventories and $0.6 million of additional depreciation expense, was 46.6%. Excluding these charges, gross margin for the year ended September 30, 1999, was 49.7%. The increase is primarily attributable to improvements in manufacturing capacity utilization and the acquisition of higher margin software product businesses, partially offset by the Infab operations' historically lower margin structure.

     Gross margin on service revenues decreased to 33.0% for the year ended September 30, 2000, from 36.8% in the previous year. The decrease is primarily a result of business mix, combined with ASC's historically lower margin structure. Included in the cost of service revenues are global customer support costs, consisting primarily of personnel costs and travel expenses.

  RESEARCH AND DEVELOPMENT

     Research and development expenses for the year ended September 30, 2000, were $44.1 million, an increase of $19.6 million, compared to $24.5 million in the previous year. However, research and development expenses decreased as a percentage of revenues, to 13.1%, from 19.9% in fiscal 1999. The increase in absolute spending is the result of the research and development efforts related to the Company's acquisitions as well as incremental spending associated with the launch of new atmospheric products and the transition to the next generation vacuum wafer handling products, partially offset by the elimination of redundant research and development programs.

  SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $77.4 million for the year ended September 30, 2000, an increase of $38.6 million, compared to $38.8 million in the previous year. However, selling, general and administrative expenses decreased as a percentage of revenues, to 23.0% in the year ended September 30, 2000, from 31.5% in the previous year. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's acquisitions and infrastructure improvements, while the improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base.

  AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

     Amortization expense for acquired intangible assets totaled $18.5 million for the year ended September 30, 2000, and relates to acquired intangible assets from the June 23, 2000 MiTeX acquisition, the January 6, 2000 ASC and ASI acquisition, the Infab, Domain and Hanyon acquisitions, all of which occurred during the second half of fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets was $0.6 million in the year ended September 30, 1999, and relates to the Domain and Hanyon acquisitions and Irvine Optical's acquisition.

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

  INTEREST INCOME AND EXPENSE

     Interest income increased by $6.6 million, to $9.7 million, in the year ended September 30, 2000, compared to the previous year. This increase is due primarily to higher cash and investment asset balances that resulted from the Company's public offering of shares of common stock in March 2000. Interest expense of $1.3 million and $1.6 million for the years ended September 30, 2000 and 1999, respectively, relates primarily to Irvine Optical's debt, which was discharged on May 6, 2000. Fiscal 2000 interest expense also includes interest on the Company's note payable to Daifuku America issued as part of the consideration for the Company's acquisition of ASC and ASI.

  INCOME TAX PROVISION (BENEFIT)

     The Company recorded net income tax expense of $13.6 million for the year ended September 30, 2000, and net income tax benefits of $0.9 million for the year ended September 30, 1999. The fiscal 2000 tax provision is attributable to federal, state, foreign and withholding taxes. Federal and state taxes have been reduced for net operating losses, research and development tax credits and a foreign sales corporation benefit. The tax benefit recorded in fiscal 1999 is primarily due to anticipated future tax benefit of domestic net operating losses and research and development credits, partially offset by a $1.6 million increase in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had cash, cash equivalents and marketable securities aggregating $329.7 million. This amount was comprised of $160.2 million of cash and cash equivalents, $43.6 million of investments in short-term marketable securities and $125.9 million of investments in long-term marketable securities.

     Cash and cash equivalents were $160.2 million at September 30, 2001, an increase of $26.6 million from September 30, 2000. This increase in cash and cash equivalents is primarily the result of proceeds of $169.5 million, net of costs, from the Company's private placement of 4.75% Convertible Subordinated Notes completed on May 23, 2001, partially offset by payment of net cash consideration of $34.5 million for SEMY on February 16, 2001, payment of the Company's $16.0 million note payable to Daifuku America on January 5, 2001 in connection with its January 2000 acquisition of ASC and ASI, the purchase of the Company's headquarters complex on January 29, 2001 for $28.9 million in cash and net purchases of marketable securities of $66.4 million.

     Cash provided by operations was $20.7 million for the year ended September 30, 2001, and is primarily attributable to a decrease in accounts receivable of $8.4 million and an increase in gross inventories of $2.6 million, offset by additional inventory valuation adjustments of $13.1 million. The Company's net loss of $29.7 million included depreciation and amortization of $45.0 million, and an increase to the Company's net deferred tax asset of $14.1 million. The decrease in accounts receivable is primarily the result of lower sales in the second half of the fiscal year due to the economic downturn currently affecting the semiconductor industry.

     Cash used in investing activities was $153.7 million for the year ended September 30, 2001, and was principally comprised of $181.4 million invested in marketable securities, $34.5 million for the purchase of SEMY on February 16, 2001, net of cash acquired, $4.7 million of cash payments for other acquisitions, net of cash acquired and $53.7 million used for capital additions, including $28.9 million for the purchase on January 29, 2001 of the Company's headquarters complex located in Chelmsford, Massachusetts. These expenditures were partially offset by the sale of $115.0 million of the Company's investments in marketable securities and $6.0 million in cash payments to the Company for settlements related to previous acquisitions the Company had made.

     Cash provided by financing activities was $161.8 million for the year ended September 30, 2001, and is primarily comprised of $169.5 million, net of costs, received from the private placement of 4.75% Convertible Subordinated Notes on May 23, 2001 and $9.1 million from the issuance of stock under the Company's employee stock purchase plan and the exercise of options to purchase the Company's common stock. These amounts were partially offset by $16.0 million paid on January 5, 2001 to retire the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI, $0.4 million for the repayment of PTI's revolving credit facility and $0.5 million for the payment of long-term debt.

     In connection with the acquisition of the e-Diagnostics product business, the Company issued a $17.0 million one-year note payable to the selling stockholders. The note is payable in cash or common stock, or any combination thereof, at the Company's discretion. The Company currently intends to settle this note in common stock; however, if the Company elects to settle all or a portion of the note in cash, up to $17.0 million would be required for payment in June of 2002. Additional cash payments aggregating a maximum of $8.0 million over the next three years could be required for payment of consideration contingent upon meeting certain performance objectives, if the Company elected to settle any or all potential contingent payments in cash.

     In connection with its acquisition of SimCon, the Company issued a note payable to the selling stockholders for $750,000, payable in one year. This note will be settled with shares of the Company's common stock. No cash payment will be required.

     On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. The amount sold includes $25.0 million principal amount of notes purchased by the initial purchaser upon exercise in full of their 30-day option to purchase additional notes. The Company received net proceeds of $169.5 million from the sale.

     Interest on the notes will be paid on June 1 and December 1 of each year, with the first interest payment due on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of the Company's common stock reaches certain prices. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company's common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company's senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

     While the Company has no significant capital commitments, as it expands its product offerings, the Company anticipates that it will continue to make capital expenditures to support its business and improve its computer systems infrastructure. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

     The Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. The Company transferred all outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At September 30, 2001, approximately $1.2 million of the facility was in use, all of it for letters of credit.

     The Company believes that its existing resources will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for at least the next twelve months. The cyclical nature of the semiconductor industry makes it very difficult for the Company to predict future liquidity requirements with certainty. In addition, the Company may experience unforeseen capital needs in connection with both its recently completed acquisitions and its planned acquisition of PRI. The sufficiency of the Company's resources to fund its needs for capital is subject to known and unknown risks, uncertainties and other factors which may have a material adverse effect on the Company's business, including, without limitation, the factors discussed under "Factors That May Affect Future Results."

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FASB Statement No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effect, if any, FAS 144 will have on its financial position and results of operations.

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

     The Company is required to adopt FAS 142 in the fiscal year beginning October 1, 2002, at which time amortization of goodwill will cease. The Company has evaluated the impact of adoption of FAS 142 in respect of acquisitions accounted for as purchase transactions and completed prior to June 30, 2001. The application of the separate recognition criteria for intangible assets and the cessation of amortization of goodwill will result in goodwill of approximately $67 million at September 30, 2001 being subject to an annual impairment test, unless interim indicators indicate a need for an interim test, and a resulting expected reduction of goodwill amortization expense of approximately $32 million, $22 million and $11 million in fiscal 2002, 2003 and 2004, respectively.

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

RISK FACTORS RELATING TO BROOKS' INDUSTRY

THE CYCLICAL DEMAND OF SEMICONDUCTOR MANUFACTURERS AFFECTS BROOKS' OPERATING RESULTS AND THE ONGOING DOWNTURN IN THE INDUSTRY COULD SERIOUSLY HARM BROOKS' OPERATING RESULTS.

     Brooks' business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers' capital expenditures is dependent on the current and anticipated market demand for semiconductors. The semiconductor industry is highly cyclical and is currently experiencing a downturn. Brooks anticipates the downturn will continue during the next few quarters. Despite these industry conditions, Brooks plans to continue to invest in those areas which Brooks believes are important to its long-term growth, such as its infrastructure and information technology system, customer support, supply chain management and new products. As a result, consistent with its experience in downturns in the past, Brooks believes the current industry downturn will lead to reduced revenues for it and may cause it to incur losses.

INDUSTRY CONSOLIDATION AND OUTSOURCING OF THE MANUFACTURE OF SEMICONDUCTORS TO FOUNDRIES COULD REDUCE THE NUMBER OF AVAILABLE CUSTOMERS.

     The substantial expense of building or expanding a semiconductor fabrication facility is leading increasing numbers of semiconductor companies to contract with foundries, which manufacture semiconductors designed by others. As manufacturing is shifted to foundries, the number of Brooks' potential customers could decrease, which would increase its dependence on its remaining customers. Recently, consolidation within the semiconductor manufacturing industry has increased. If semiconductor manufacturing is consolidated into a small number of foundries and other large companies, Brooks' failure to win any significant bid to supply equipment to those customers could seriously harm its reputation and materially and adversely affect its revenue and operating results.

RISK FACTORS RELATING TO BROOKS' OPERATIONS

BROOKS' SALES VOLUME SUBSTANTIALLY DEPENDS ON THE SALES VOLUME OF BROOKS' ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND ON INVESTMENT IN MAJOR CAPITAL EXPANSION PROGRAMS, RETROFITS AND UPGRADES BY END-USER SEMICONDUCTOR MANUFACTURING COMPANIES.

     Brooks sells a majority of its tool automation products to original equipment manufacturers that incorporate Brooks' products into their equipment. Therefore, Brooks' revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner.

     Brooks also generates significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits and upgrades. Brooks' revenues depend, in part, on continued capital investment by semiconductor manufacturing companies.

BROOKS RELIES ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF ITS REVENUES AND BUSINESS.

     Brooks receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect Brooks' revenue, business and reputation. Sales to Brooks' ten largest customers accounted for approximately 37% of total revenues in fiscal 2001 and 43% of total revenues in fiscal 2000.

DELAYS IN OR CANCELLATION OF SHIPMENTS OF A FEW OF BROOKS' LARGE ORDERS COULD SUBSTANTIALLY DECREASE ITS REVENUES OR REDUCE ITS STOCK PRICE.

     Historically, a substantial portion of Brooks' quarterly and annual revenues has come from sales of a small number of large orders. Some of Brooks' products have high selling prices compared to Brooks' other products. As a result, the timing of when Brooks recognizes revenue from one of these large orders can have a significant impact on its total revenues and operating results for a particular period and reduce its stock price because its sales in that fiscal period could fall significantly below the expectations of financial analysts and investors. This could cause the value of its common stock to fall. Brooks' operating results could be harmed if a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

DEMAND FOR BROOKS' PRODUCTS FLUCTUATES RAPIDLY AND UNPREDICTABLY, WHICH MAKES IT DIFFICULT TO MANAGE ITS BUSINESS EFFICIENTLY AND CAN REDUCE ITS GROSS MARGINS AND PROFITABILITY.

     Brooks' expense levels are based in part on its expectations for future demand. Many expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The rapid and unpredictable shifts in demand for Brooks' products make it difficult to plan manufacturing capacity and business operations efficiently. If demand is significantly below expectations, Brooks may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave Brooks with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. Brooks' ability to reduce expenses is further constrained because it must continue to invest in research and development to maintain its competitive position and to maintain service and support for its existing global customer base. Conversely, in sudden upturns, Brooks sometimes incurs significant expenses to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These expenses could reduce its gross margins and overall profitability. Any of these results could seriously harm Brooks' business.

BROOKS' LENGTHY SALES CYCLE REQUIRES IT TO INCUR SIGNIFICANT EXPENSES WITH NO ASSURANCE THAT BROOKS WILL GENERATE REVENUE.

     Brooks' tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from its original equipment manufacturer customers, Brooks must develop products for selection by a potential customer at the design stage. This often requires

Brooks to make significant expenditures without any assurance of success. The original equipment manufacturer's design decisions often precede the generation of volume sales, if any, by a year or more. Brooks cannot guarantee that the equipment manufactured by its original equipment manufacturing customers will be commercially successful. If Brooks or its original equipment manufacturing customers fails to develop and introduce new products successfully and in a timely manner, Brooks' business and financial results will suffer.

     Brooks also must complete successfully a costly evaluation and proposal process before Brooks can achieve volume sales of Brooks factory automation software to customers. These undertakings are major decisions for most prospective customers and typically involve significant capital commitments and lengthy evaluation and approval processes. Brooks cannot guarantee that it will continue to satisfy evaluations by its end-user customers.

BROOKS' OPERATING RESULTS WOULD BE HARMED IF ONE OF ITS KEY SUPPLIERS FAILS TO DELIVER COMPONENTS FOR BROOKS' PRODUCTS.

     Brooks currently obtains many of its components on an as needed, purchase order basis. Generally, Brooks does not have any long-term supply contracts with its vendors and believes many of its vendors have been taking cost containment measures in response to the industry downturn. When demand for semiconductor manufacturing equipment increases, Brooks' suppliers face significant challenges in delivering components on a timely basis. Brooks' inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions in product shipments. This could create customer dissatisfaction, cause lost revenue and otherwise materially and adversely affect Brooks' operating results. Delays on Brooks' part could also cause it to incur contractual penalties for late delivery.

BROOKS MAY EXPERIENCE DELAYS AND TECHNICAL DIFFICULTIES IN NEW PRODUCT INTRODUCTIONS AND MANUFACTURING, WHICH CAN ADVERSELY AFFECT ITS REVENUES, GROSS MARGINS AND NET INCOME.

     Because Brooks' systems are complex, there can be a significant lag between the time Brooks introduces a system and the time it begins to produce that system in volume. As technology in the semiconductor industry becomes more sophisticated, Brooks is finding it increasingly difficult to design and integrate complex technologies into its systems, to procure adequate supplies of specialized components, to train its technical and manufacturing personnel and to make timely transitions to high-volume manufacturing. Many customers also require customized systems, which compound these difficulties. Brooks sometimes incurs substantial unanticipated costs to ensure that its new products function properly and reliably early in their life cycle. These costs could include greater than expected installation and support costs or increased materials costs as a result of expedited changes. Brooks may not be able to pass these costs on to its customers. In addition, Brooks has experienced, and may continue to experience, difficulties in both low and high volume manufacturing. Any of these results could seriously harm Brooks' business.

     Moreover, on occasion Brooks has failed to meet its customers' delivery or performance criteria, and as a result Brooks incurred late delivery penalties and had higher warranty and service costs. These failures could continue and could also cause Brooks to lose business from those customers and suffer long-term damage to its reputation.

BROOKS MAY BE UNABLE TO RECRUIT AND RETAIN NECESSARY PERSONNEL BECAUSE OF INTENSE COMPETITION FOR HIGHLY SKILLED PERSONNEL.

     Brooks needs to retain a substantial number of employees with technical backgrounds for both its hardware and software engineering, manufacturing, sales and support staffs. The market for these employees is intensively competitive, and Brooks has occasionally experienced delays in hiring qualified personnel. Due to the cyclical nature of the demand for its products and the current downturn in the semiconductor market, Brooks recently reduced its workforce as a cost reduction measure. If the semiconductor market experiences an upturn, Brooks may need to rebuild its workforce. Due to the competitive nature of the labor markets in which Brooks operates, this type of employment cycle increases Brooks' risk of being unable to retain and recruit key personnel. Brooks' inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect its ability to develop, manufacture, install and support its products and may result in lost revenue and market share if customers seek alternative solutions.

BROOKS' INTERNATIONAL BUSINESS OPERATIONS EXPOSE IT TO A NUMBER OF DIFFICULTIES IN COORDINATING ITS ACTIVITIES ABROAD AND IN DEALING WITH MULTIPLE REGULATORY ENVIRONMENTS.

     Sales to customers outside North America accounted for approximately 50% of Brooks' total revenues in fiscal 2001, 48% in fiscal 2000 and 43% in fiscal 1999. Brooks anticipates that international sales will continue to account for a significant portion of its revenues. Many of Brooks' vendors are located in foreign countries. As a result of its international business operations, Brooks is subject to various risks, including:

     - difficulties in staffing and managing operations in multiple locations in many countries;

     - difficulties in managing distributors, representatives and third party systems integrators;

     - challenges presented by collecting trade accounts receivable in foreign jurisdictions;

     - longer sales-cycles;

     - possible adverse tax consequences;

     - fewer legal protections for intellectual property;

     - governmental currency controls and restrictions on repatriation of earnings;

     - changes in various regulatory requirements;

     - political and economic changes and disruptions; and

     - export/import controls and tariff regulations.

     To support its international customers, Brooks maintains locations in several countries, including Belgium, Canada, China, Germany, Japan, Malaysia, Singapore, South Korea, Switzerland, Taiwan and the United Kingdom. Brooks cannot guarantee that it will be able to manage these operations effectively. Brooks cannot assure you that its investment in these international operations will enable it to compete successfully in international markets or to meet the service and support needs of its customers, some of whom are located in countries where Brooks has no infrastructure.

     Although Brooks' international sales are primarily denominated in U.S. dollars, changes in currency exchange rates can make it more difficult for Brooks to compete with foreign manufacturers on price. If Brooks' international sales increase relative to its total revenues, these factors could have a more pronounced effect on Brooks' operating results.

BROOKS MUST CONTINUALLY IMPROVE ITS TECHNOLOGY TO REMAIN COMPETITIVE.

     Technology changes rapidly in the semiconductor, data storage and flat panel display manufacturing industries. Brooks believes its success depends in part upon its ability to enhance its existing products and to develop and market new products to meet customer needs, even in industry downturns. For example, as the semiconductor industry transitions from 200mm manufacturing technology to 300mm technology, Brooks believes it is important to its future success to develop and sell new products that are compatible with 300mm technology. If competitors introduce new technologies or new products, Brooks' sales could decline and its existing products could lose market acceptance. Brooks cannot guarantee that it will identify and adjust to changing market conditions or succeed in introducing commercially rewarding products or product enhancements. The success of Brooks' product development and introduction depends on a number of factors, including:

     - accurately identifying and defining new market opportunities and products;

     - completing and introducing new product designs in a timely manner;

     - market acceptance of Brooks' products and its customers' products;

     - timely and efficient software development, testing and process;

     - timely and efficient implementation of manufacturing and assembly processes;

     - product performance in the field;

     - development of a comprehensive, integrated product strategy; and

     - efficient implementation and installation and technical support services.

     Because Brooks must commit resources to product development well in advance of sales, its product development decisions must anticipate technological advances by leading semiconductor manufacturers. Brooks may not succeed in that effort. Its inability to select, develop, manufacture and market new products or enhance its existing products could cause it to lose its competitive position and could seriously harm its business.

BROOKS FACES SIGNIFICANT COMPETITION WHICH COULD RESULT IN DECREASED DEMAND FOR BROOKS' PRODUCTS OR SERVICES.

     The markets for Brooks' products are intensely competitive. Brooks may be unable to compete successfully. Brooks believes the primary competitive factors in the tool automation systems segment are throughput, reliability, contamination control, accuracy and price/performance. Brooks believes that its primary competition in the tool automation market is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from an independent supplier like Brooks. Many of these original equipment manufacturers have substantially greater resources than Brooks does. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. Brooks may not be successful in selling its products to original equipment manufacturers that internally satisfy their wafer or substrate handling needs, regardless of the performance or the price of Brooks products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become Brooks competitors.

     Brooks believes that the primary competitive factors in the end-user semiconductor manufacturer market for factory automation and process control solutions are product functionality, price/performance, ease of use, ease of integration and installation, hardware and software platform compatibility, costs to support and maintain, vendor reputation and financial stability. The relative importance of these competitive factors may change over time. Brooks directly competes in this market with various competitors, including Applied Materials-Consilium, IBM, Si-view, Compaq, TRW, Camstar and numerous small, independent software companies. Brooks also competes with the in-house software staffs of semiconductor manufacturers like NEC, Texas Instruments and Intel. Most of those manufacturers have substantially greater resources than Brooks does.

     Brooks believes that the primary competitive factors in the factory interface market are technical and technological capabilities, reliability, price/performance, ease of integration and global sales and support capability. In this market, Brooks competes directly with Asyst, Rorze, Fortrend, Newport, TOK, Yasakawa and Hirata. Some of these competitors have substantial financial resources and extensive engineering, manufacturing and marketing capabilities.

MUCH OF BROOKS' SUCCESS AND VALUE LIES IN ITS OWNERSHIP AND USE OF INTELLECTUAL PROPERTY, AND BROOKS' FAILURE TO PROTECT THAT PROPERTY COULD ADVERSELY AFFECT ITS FUTURE OPERATIONS.

     Brooks' ability to compete is heavily affected by its ability to protect its intellectual property. Brooks relies primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect its intellectual property. The steps Brooks has taken to protect its technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Brooks' patents could be invalidated or circumvented. The laws of certain foreign countries in which Brooks products are or may be developed, manufactured or sold may not fully protect Brooks' products. This may make the possibility of piracy of Brooks' technology and products more likely. Brooks cannot guarantee that the steps Brooks has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology. Other companies could independently develop similar or superior technology without violating Brooks' proprietary rights. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Brooks may engage in litigation to:

     - enforce its patents;

     - protect its trade secrets or know-how;

     - defend itself against claims alleging it infringes the rights of others;
       or

     - determine the scope and validity of the patents or intellectual property rights of others.

Any litigation could result in substantial cost to Brooks and divert the attention of Brooks' management, which could harm its operating results and its future operations. A party making such a claim could secure a judgment against Brooks that requires it to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Brooks from selling its products. Any of these events could seriously harm Brooks' business.

BROOKS' OPERATIONS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     Particular aspects of Brooks' technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to Brooks' business. Brooks cannot predict the extent to which it may be required to seek licenses or alter its products so that they no longer infringe the rights of others. Brooks cannot guarantee that the terms of any licenses it may be required to seek will be reasonable. Similarly, changing Brooks' products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of its products.

BROOKS' BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF GENERAL SIGNAL OR APPLIED MATERIALS.

     Brooks received notice from General Signal Corporation alleging certain of Brooks' products infringed its patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by Brooks, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents.

BROOKS DOES NOT HAVE LONG-TERM CONTRACTS WITH ITS CUSTOMERS AND BROOKS' CUSTOMERS MAY CEASE PURCHASING BROOKS' PRODUCTS AT ANY TIME.

     Brooks generally does not have long-term contracts with its customers. As a result, Brooks' agreements with its customers do not provide any assurance of future sales. Accordingly:

     - Brooks' customers can cease purchasing its products at any time without penalty;

     - Brooks' customers are free to purchase products from Brooks' competitors;

     - Brooks is exposed to competitive price pressure on each order; and

     - Brooks' customers are not required to make minimum purchases.

BROOKS' SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUE, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

     Complex software products like Brooks' can contain errors or defects, particularly when Brooks first introduces new products or when it releases new versions or enhancements. Any defects or errors could result in lost revenue or a delay in market acceptance, which would seriously harm Brooks' business and operating results. Brooks has occasionally discovered software errors in its new software products and new releases after their introduction, and Brooks expects that this will continue. Despite internal testing and testing by current and potential customers, Brooks' current and future products may contain serious defects.

     Because many of Brooks' customers use their products for business-critical applications, any errors, defects or other performance problems could result in financial or other damage to Brooks' customers and could significantly impair their operations. Brooks' customers could seek to recover damages from Brooks for losses related to any these issues. A product liability claim brought against Brooks, even if not successful, would likely be time-consuming and costly to defend and could adversely affect Brooks' marketing efforts.

BROOKS' FUTURE OPERATIONS COULD BE HARMED IF THE COMMERCIAL ADOPTION OF 300MM WAFER TECHNOLOGY CONTINUES TO PROGRESS SLOWLY OR IS HALTED.

     Brooks' future operations depend in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly impair Brooks' operations. Moreover, continued delay in transition to 300mm technology could permit Brooks' competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm Brooks' results of operations.

BROOKS' RECENT RAPID GROWTH IS STRAINING ITS OPERATIONS AND REQUIRING IT TO INCUR COSTS TO UPGRADE ITS INFRASTRUCTURE.

     During fiscal 2000 and 2001, Brooks experienced extremely rapid growth in its operations, its product offerings and the geographic area of its operations. The proposed merger with PRI will continue this trend. Brooks' growth has placed a significant strain on its management, operations and financial systems. Brooks' future operating results will depend in part on its ability to continue to implement and improve its operating and financial controls and management information systems. If Brooks fails to manage its growth effectively, its financial condition, results of operations and business could be harmed.

BROOKS' SYSTEMS INTEGRATION SERVICES BUSINESS HAS GROWN SIGNIFICANTLY RECENTLY AND POOR EXECUTION OF THOSE SERVICES COULD ADVERSELY IMPACT BROOKS' OPERATING RESULTS.

     The number of projects Brooks is pursuing for its systems integration services business has grown significantly recently. This business consists of integrating combinations of Brooks software and hardware products to provide more comprehensive solutions for Brooks' end-user customers. The delivery of these services typically is complex, requiring that Brooks coordinate personnel with varying technical backgrounds in performing substantial amounts of services in accordance with timetables. Brooks is in the early stages of developing this business and it is subject to the risks attendant to entering a business in which it has limited direct experience. In addition, Brooks' ability to supply these services and increase its revenues is limited by its ability to retain, hire and train systems integration personnel. Brooks believes that there is significant competition for personnel with the advanced skills and technical knowledge that it needs. Some of Brooks' competitors may have greater resources to hire personnel with those skills and knowledge. Brooks' operating margins could be adversely impacted if it does not effectively hire and train additional personnel or deliver systems integration services to its customers on a satisfactory and timely basis consistent with its budgets.

THE EFFECT OF TERRORIST THREATS ON THE GENERAL ECONOMY COULD DECREASE BROOKS' REVENUES.

     On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. The potential near- and long-term impact these attacks may have in regards to Brooks' suppliers and customers, markets for their products and the U.S. economy are uncertain. There may be other potential adverse effects on Brooks' operating results due to this significant event that Brooks cannot foresee.

BROOKS' BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF ASYST TECHNOLOGIES,
INC.

     Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other parties (collectively, the "defendants"), claiming that products of the defendants, including IridNet, infringe Asyst's patents. This ongoing litigation may ultimately affect certain products sold by Brooks. Brooks has received notice that Asyst may amend its complaint to name Brooks as an additional defendant. Based on Brooks' investigation of Asyst's allegations, Brooks does not believe it is infringing any claims of Asyst's patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in prosecuting its case, Asyst may seek to prohibit Brooks from developing, marketing and using the Iridnet product without a license. Because patent litigation can be extremely expensive, time-consuming, and its outcome uncertain, Brooks may seek to obtain licenses to the disputed patents. Brooks cannot guarantee that licenses will be available to it on reasonable terms, if at all. If a license from Asyst is not available, Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks may face litigation with Asyst. Such litigation could be costly and would divert Brooks management's attention and resources. In addition, if Brooks does not prevail in such litigation, Brooks could be forced to pay significant damages or amounts in settlement. Jenoptik has indemnified Brooks for losses Brooks may incur in this action.

RISK FACTORS RELATING TO BROOKS' ACQUISITIONS

BROOKS HAS ANNOUNCED A MERGER WITH PRI, AND UNCERTAINTY REGARDING THE MERGER MAY DISRUPT BROOKS' OPERATIONS AND ADVERSELY AFFECT ITS BUSINESS.

     On October 24, 2001, Brooks announced its proposed merger with PRI Automation, Inc. Brooks cannot guarantee that the merger will occur. The merger will happen only if stated conditions are met, including approval of the issuance of shares in the merger by Brooks' stockholders, approval of the merger by PRI's stockholders, clearance of the merger under United States and foreign antitrust laws, and the absence of any material adverse change in the business of Brooks or PRI. Many of the conditions are outside the control of Brooks and PRI, and both parties also have stated rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers and channel partners to delay or defer decisions concerning Brooks, which could negatively affect its business. Customers, suppliers and channel partners may also seek to change existing agreements with Brooks as a result of the merger. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on Brooks' business, regardless of whether the merger is ultimately completed. Many costs related to the merger, such as legal, accounting, financial advisor and financial printing fees, must be paid by Brooks regardless of whether the merger is completed. If the merger is not completed for any reason, Brooks may be subject to a number of risks, including a decline in the market price of Brooks common stock, to the extent that the relevant current market price reflects a market assumption that the merger will be completed, and substantial disruption to Brooks' business and distraction of its workforce and management team. In addition, employees who are uncertain about their future with the combined company or who do not wish to work for the combined company may seek employment elsewhere, which could impair Brooks' ability to operate its business.

BROOKS' BUSINESS COULD BE HARMED IF BROOKS FAILS TO ADEQUATELY INTEGRATE THE OPERATIONS OF THE BUSINESSES IT HAS ACQUIRED.

     Brooks has completed a number of acquisitions in a short period of time. Brooks' management must devote substantial time and resources to the integration of the operations of its acquired businesses with its core businesses and with each other. If Brooks fails to accomplish this integration efficiently, Brooks may not realize the anticipated benefits of its acquisitions. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of its acquired businesses, presents a significant challenge to Brooks' management. This is compounded by the challenge of simultaneously managing a larger entity. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of additional difficulties of integration, including:

     - assimilating products and designs into integrated solutions;

     - informing customers, suppliers and distributors of the effects of the acquisitions and integrating them into Brooks' overall operations;

     - integrating personnel with disparate business backgrounds and cultures;

     - defining and executing a comprehensive product strategy;

     - managing geographically remote units;

     - managing the risks of entering markets or types of businesses in which Brooks has limited or no direct experience; and

     - minimizing the loss of key employees of the acquired businesses.

     If Brooks delays the integration or fails to integrate an acquired business or experiences other unforeseen difficulties, the integration process may require a disproportionate amount of Brooks management's attention and financial and other resources. Brooks' failure to adequately address these difficulties could harm its business and financial results.

BROOKS' BUSINESS MAY BE HARMED BY ACQUISITIONS BROOKS COMPLETES IN THE FUTURE.

     Brooks plans to continue to pursue additional acquisitions of related businesses. Brooks' identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on Brooks' business, diversion of Brooks management's attention and risks associated with unanticipated problems or latent liabilities. If Brooks is successful in pursuing future acquisitions, Brooks may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect Brooks' results of operations and be dilutive to its stockholders. If Brooks spends significant funds or incurs additional debt, Brooks' ability to obtain financing for working capital or other purposes could decline, and Brooks may be more vulnerable to economic downturns and competitive pressures. Brooks cannot guarantee that it will be able to finance additional acquisitions or that it will realize any anticipated benefits from acquisitions that Brooks completes. Should Brooks successfully acquire another business, the process of integrating acquired operations into Brooks' existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of Brooks' existing businesses.

RISK FACTORS RELATING TO BROOKS' COMMON STOCK

BROOKS' OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, WHICH COULD NEGATIVELY IMPACT ITS BUSINESS AND ITS STOCK PRICE.

     Brooks' revenues, margins and other operating results can fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

     - the level of demand for semiconductors in general;

     - cycles in the market for semiconductor manufacturing equipment and automation software;

     - the timing, rescheduling, cancellation and size of orders from Brooks' customer base;

     - Brooks' ability to manufacture, test and deliver products in a timely and cost-effective manner;

     - Brooks' success in winning competitions for orders;

     - the timing of Brooks' new product announcements and releases and those of its competitors;

     - the mix of products it sells;

     - the timing of any acquisitions and related costs;

     - competitive pricing pressures; and

     - the level of automation required in fab extensions, upgrades and new facilities.

     Brooks entered the factory automation software business in fiscal 1999. Brooks believes a substantial portion of its revenues from this business will depend on achieving project milestones. As a result, Brooks' revenue from this business will be subject to fluctuations depending upon a number of factors, including whether Brooks can achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

BROOKS' STOCK PRICE IS VOLATILE.

     The market price of Brooks' common stock has fluctuated widely. For example, between April 4, 2001 and April 30, 2001, the closing price of Brooks' common stock rose from approximately $35.45 to $62.61 per share and between August 28, 2001 and September 28, 2001, the price of Brooks' common stock dropped from approximately $48.15 to $26.59 per share. Consequently, the current market price of Brooks' common stock may not be indicative of future market prices, and Brooks may be unable to sustain or increase the value of an investment in its common stock. Factors affecting Brooks' stock price may include:

     - variations in operating results from quarter to quarter;

     - changes in earnings estimates by analysts or Brooks' failure to meet analysts' expectations;

     - changes in the market price per share of Brooks' public company customers;

     - market conditions in the industry;

     - general economic conditions;

     - low trading volume of Brooks common stock; and

     - the number of firms making a market in Brooks common stock.

     In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like Brooks. These market fluctuations could adversely affect the market price of Brooks' common stock.

BECAUSE A LIMITED NUMBER OF STOCKHOLDERS, INCLUDING A MEMBER OF BROOKS' MANAGEMENT TEAM, OWNS A SUBSTANTIAL NUMBER OF SHARES OF BROOKS COMMON STOCK AND ARE PARTIES TO VOTING AGREEMENTS, THEIR DECISIONS MAY BE DETRIMENTAL TO YOUR INTERESTS.

     By virtue of their stock ownership and voting agreements, Robert J. Therrien, Brooks' president and chief executive officer, and Jenoptik AG have the power to significantly influence Brooks' affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of Brooks' directors, amendments to Brooks' certificate of incorporation, mergers, sales of assets and other acquisitions or sales. These stockholders may exercise their influence over Brooks in a manner detrimental to your interests. As of December 7, 2001, Mr. Therrien and M+W Zander Holding GmbH, a subsidiary of Jenoptik AG, beneficially owned approximately 9.7% of Brooks' common stock.

     Brooks has a stockholders agreement with Mr. Therrien, M+W Zander Holding GmbH and Jenoptik AG under which M+W Zander Holding GmbH agreed to vote all of its shares on all matters in accordance with the recommendation of a majority of Brooks' board of directors.

PROVISIONS OF BROOKS' CERTIFICATE OF INCORPORATION, BYLAWS, CONTRACTS AND 4.75% CONVERTIBLE SUBORDINATED NOTES DUE 2008 MAY DISCOURAGE TAKEOVER OFFERS AND MAY LIMIT THE PRICE INVESTORS WOULD BE WILLING TO PAY FOR BROOKS' COMMON STOCK.

     Brooks' certificate of incorporation and bylaws contain provisions that may make an acquisition of Brooks more difficult and discourage changes in Brooks' management. These provisions could limit the price that investors might be willing to pay for shares of Brooks' common stock. In addition, Brooks has adopted a shareholder rights plan. In many potential takeover situations, rights issued under the plan become exercisable to purchase Brooks common stock at a price substantially discounted from the then applicable market price of Brooks common stock. Because of its possible dilutive effect to a potential acquirer, the rights plan would generally discourage third parties from proposing a merger with or initiating a tender offer for us that is not approved by Brooks' board of directors. Accordingly, the rights plan could have an adverse impact on Brooks' stockholders who might want to vote in favor of a merger or participate in a tender offer. In addition, Brooks may issue shares of preferred stock upon terms the board of directors deems appropriate without stockholder approval. Brooks' ability to issue preferred stock in such a manner could enable its board of directors to prevent changes in its management or control. Finally, upon a change of control of Brooks, Brooks may be required to repurchase convertible subordinated notes at a price equal to 100% of the principal outstanding amount thereof, plus accrued and unpaid interest, if any, to the date of the repurchase. Such a repurchase of the notes would represent a substantial expense; accordingly, the repayment of the notes upon a change of control of Brooks could discourage third parties from proposing a merger with, initiating a tender offer for or otherwise attempting to gain control of Brooks.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

     Based on Brooks' overall interest exposure at September 30, 2001, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants...........................   37
Report of Independent Auditors..............................   38
Consolidated Balance Sheets as of September 30, 2001 and
  2000......................................................   39
Consolidated Statements of Operations for the three years
  ended September 30, 2001, 2000 and 1999...................   40
Consolidated Statements of Changes in Stockholders' Equity
  for the three years ended September 30, 2001, 2000 and
  1999......................................................   41
Consolidated Statements of Cash Flows for the three years
  ended September 30, 2001, 2000 and 1999...................   42
Notes to Consolidated Financial Statements..................   44
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   70

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Brooks Automation, Inc.:

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Irvine Optical Company LLC, a wholly owned subsidiary acquired through a pooling of interests during the year ended September 30, 2000, which statements reflect total revenues of $11,049,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Irvine Optical Company LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
November 14, 2001, except for the first paragraph of Note 15, as to which the date is December 13, 2001.

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

                                          /s/ Ernst & Young LLP

March 3, 2000, except for Note 4
as to which the date is March 31, 2000

                            BROOKS AUTOMATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets
  Cash and cash equivalents                                   $160,239    $133,636
  Marketable securities                                         43,593      88,034
  Accounts receivable, net, including related party
    receivables of $32 and $6,820, respectively                 93,565      94,756
  Inventories                                                   49,295      58,607
  Prepaid expenses and other current assets                      9,836       8,464
  Deferred income taxes                                         26,608      18,220
                                                              --------    --------
    Total current assets                                       383,136     401,717
Property, plant and equipment
  Buildings and land                                            31,910       1,573
  Computer equipment and software                               38,497      23,525
  Machinery and equipment                                       17,349      20,747
  Furniture and fixtures                                        11,240       7,089
  Leasehold improvements                                        10,069       9,226
  Construction in progress                                      11,026         491
                                                              --------    --------
                                                               120,091      62,651
  Less: Accumulated depreciation and amortization              (53,632)    (37,499)
                                                              --------    --------
                                                                66,459      25,152
Long-term marketable securities                                125,887      15,000
Intangible assets, net                                         100,916      60,335
Deferred income taxes                                           19,280      13,361
Other assets                                                     8,153       4,221
                                                              --------    --------
    Total assets                                              $703,831    $519,786
                                                              ========    ========
LIABILITIES, MINORITY INTERESTS, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                               $ 17,122    $ 16,000
  Revolving line of credit                                          --         350
  Current portion of long-term debt                                392         524
  Accounts payable                                              18,595      23,096
  Deferred revenue                                              15,507      17,018
  Accrued compensation and benefits                             12,835      14,407
  Accrued acquisition-related and restructuring costs            3,702         538
  Accrued income taxes payable                                   7,691       9,045
  Deferred income taxes                                            423         143
  Accrued expenses and other current liabilities                18,833      13,760
                                                              --------    --------
    Total current liabilities                                   95,100      94,881
Long-term debt                                                 175,031         332
Deferred income taxes                                            6,546       5,064
Accrued long-term restructuring                                  1,559          --
Other long-term liabilities                                        664         438
                                                              --------    --------
    Total liabilities                                          278,900     100,715
                                                              --------    --------
Commitments and contingencies (Note 14)
Minority interests                                                 762       1,186
                                                              --------    --------
Series A convertible redeemable preferred stock, $0.01 par
  value -- Authorized, issued and outstanding: none and
  90,000 shares in 2001 and 2000, respectively                      --       2,601
                                                              --------    --------
Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                         --          --
  Common stock, $0.01 par value, 43,000,000 shares
    authorized, 18,903,165 and 17,588,911 shares issued and
    outstanding at September 30, 2001 and 2000, respectively       189         176
  Additional paid-in capital                                   471,991     433,249
  Deferred compensation                                             (5)        (35)
  Accumulated other comprehensive loss                          (2,586)     (2,942)
  Accumulated deficit                                          (45,420)    (15,164)
                                                              --------    --------
    Total stockholders' equity                                 424,169     415,284
                                                              --------    --------
    Total liabilities, minority interests, convertible
     redeemable preferred stock and stockholders' equity      $703,831    $519,786
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Product, including related party revenues of $13,966,
     $36,934 and $15,255, respectively                         $291,727      $284,366      $101,488
  Services                                                       89,989        52,818        21,469
                                                               --------      --------      --------
     Total revenues                                             381,716       337,184       122,957
                                                               --------      --------      --------
Cost of revenues
  Product                                                       166,471       141,088        54,239
  Services                                                       62,861        35,371        13,566
                                                               --------      --------      --------
     Total cost of revenues                                     229,332       176,459        67,805
                                                               --------      --------      --------
Gross profit                                                    152,384       160,725        55,152
                                                               --------      --------      --------
Operating expenses
  Research and development                                       60,868        44,147        24,526
  Selling, general and administrative                            95,919        77,410        38,763
  Amortization of acquired intangible assets                     30,187        18,506           565
  Acquisition-related and restructuring charges                   9,314           578         3,120
                                                               --------      --------      --------
     Total operating expenses                                   196,288       140,641        66,974
                                                               --------      --------      --------
Income (loss) from operations                                   (43,904)       20,084       (11,822)
Interest income                                                  12,534         9,707         3,150
Interest expense                                                  4,063         1,345         1,553
Other expense, net                                               (1,090)           (2)         (223)
                                                               --------      --------      --------
Income (loss) before income taxes and minority interests        (36,523)       28,444       (10,448)
Income tax provision (benefit)                                   (6,439)       13,609          (874)
                                                               --------      --------      --------
Income (loss) before minority interests                         (30,084)       14,835        (9,574)
Minority interests in loss of consolidated subsidiaries            (424)         (274)          (40)
                                                               --------      --------      --------
Net income (loss)                                               (29,660)       15,109        (9,534)
Accretion and dividends on preferred stock                          (90)         (120)         (774)
                                                               --------      --------      --------
Net income (loss) attributable to common stockholders          $(29,750)     $ 14,989      $(10,308)
                                                               ========      ========      ========
Earnings (loss) per share
  Basic                                                        $  (1.65)     $   0.96      $  (0.89)
  Diluted                                                      $  (1.65)     $   0.88      $  (0.89)
Shares used in computing earnings (loss) per share
  Basic                                                          18,015        15,661        11,542
  Diluted                                                        18,015        17,192        11,542

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                NONREDEEMABLE
                                                     COMMON      CONVERTIBLE    ADDITIONAL
                                     COMMON STOCK   STOCK AT      PREFERRED      PAID-IN       DEFERRED     COMPREHENSIVE
                                        SHARES      PAR VALUE       STOCK        CAPITAL     COMPENSATION   INCOME (LOSS)
                                     ------------   ---------   -------------   ----------   ------------   -------------
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE SEPTEMBER 30, 1998            11,357,510      $113         $ 6,467       $131,551       $(119)
Shares issued under stock option
  and purchase plans                     341,877         4              --          1,679          --
Common stock issued in acquisitions    1,410,926        14          (6,467)        35,594          --
Amortization of deferred
  compensation                                          --              --             --          54
Accretion and dividends on
  preferred stock                                       --              --             --          --
Revaluation of members' capital                         --              --             --          --
Income tax benefit from stock
  options                                               --              --            130          --
Comprehensive loss:
  Net loss                                              --              --             --          --         $ (9,534)
  Currency translation adjustments                      --              --             --          --             (557)
                                                                                                              --------
    Comprehensive loss                                  --              --             --          --         $(10,091)
                                                                                                              ========
Elimination of Smart Machines net
  loss attributable to common
  stockholders for the three months
  ended December 31, 1998                               --              --             --          --
                                      ----------      ----         -------       --------       -----
BALANCE SEPTEMBER 30, 1999            13,110,313       131              --        168,954         (65)
Shares issued under stock option
  and purchase plans                     558,195         6              --          5,418          --
Common stock offering                  3,070,500        31              --        220,445          --
Common stock issued in acquisitions      849,903         8              --         21,829          --
Amortization of deferred
  compensation                                          --              --             --          30
Accretion and dividends on
  preferred stock                                       --              --             --          --
Income tax benefit from stock
  options                                               --              --          6,738          --
Income tax benefit from
  acquisitions                                          --              --          9,865          --
Comprehensive income:
  Net income                                            --              --             --          --         $ 15,109
  Currency translation adjustments                      --              --             --          --           (1,849)
                                                                                                              --------
    Comprehensive income                                --              --             --          --         $ 13,260
                                                                                                              ========
Elimination of Irvine Optical net
  income for the three months ended
  December 31, 1999                                     --              --             --          --
                                      ----------      ----         -------       --------       -----
BALANCE SEPTEMBER 30, 2000            17,588,911       176              --        433,249         (35)
Shares issued under stock option
  and purchase plans and exercise
  of warrants                            470,239         5              --          9,079          --
Common stock issued in acquisitions      844,015         8              --         25,968          --
Amortization of deferred
  compensation                                          --              --             --          30
Accretion and dividends on
  preferred stock                                       --              --             --          --
Income tax benefit from stock
  options                                               --              --          3,695          --
Comprehensive loss:
  Net loss                                              --              --             --          --         $(29,660)
  Currency translation adjustments                      --              --             --          --              356
                                                                                                              --------
    Comprehensive loss                                  --              --             --          --         $(29,304)
                                                                                                              ========
Elimination of Progressive
  Technologies net income
  attributable to common
  stockholders for the three months
  ended December 31, 2000                               --              --             --          --
                                      ----------      ----         -------       --------       -----
BALANCE SEPTEMBER 30, 2001            18,903,165      $189         $    --       $471,991       $  (5)
                                      ==========      ====         =======       ========       =====

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   ACCUMULATED
                                     INCOME (LOSS)     DEFICIT      TOTAL
                                     -------------   -----------   --------
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE SEPTEMBER 30, 1998              $  (536)      $(21,682)    $115,794
Shares issued under stock option
  and purchase plans                         --             --        1,683
Common stock issued in acquisitions          --             --       29,141
Amortization of deferred
  compensation                               --             --           54
Accretion and dividends on
  preferred stock                            --           (774)        (774)
Revaluation of members' capital              --            377          377
Income tax benefit from stock
  options                                    --             --          130
Comprehensive loss:
  Net loss                                   --         (9,534)      (9,534)
  Currency translation adjustments         (557)            --         (557)
    Comprehensive loss                       --             --           --
Elimination of Smart Machines net
  loss attributable to common
  stockholders for the three months
  ended December 31, 1998                    --          1,599        1,599
                                        -------       --------     --------
BALANCE SEPTEMBER 30, 1999               (1,093)       (30,014)     137,913
Shares issued under stock option
  and purchase plans                         --             --        5,424
Common stock offering                        --             --      220,476
Common stock issued in acquisitions          --             --       21,837
Amortization of deferred
  compensation                               --             --           30
Accretion and dividends on
  preferred stock                            --           (120)        (120)
Income tax benefit from stock
  options                                    --             --        6,738
Income tax benefit from
  acquisitions                               --             --        9,865
Comprehensive income:
  Net income                                 --         15,109       15,109
  Currency translation adjustments       (1,849)            --       (1,849)
    Comprehensive income                     --             --           --
Elimination of Irvine Optical net
  income for the three months ended
  December 31, 1999                          --           (139)        (139)
                                        -------       --------     --------
BALANCE SEPTEMBER 30, 2000               (2,942)       (15,164)     415,284
Shares issued under stock option
  and purchase plans and exercise
  of warrants                                --             --        9,084
Common stock issued in acquisitions          --             --       25,976
Amortization of deferred
  compensation                               --             --           30
Accretion and dividends on
  preferred stock                            --            (90)         (90)
Income tax benefit from stock
  options                                    --             --        3,695
Comprehensive loss:
  Net loss                                   --        (29,660)     (29,660)
  Currency translation adjustments          356             --          356
    Comprehensive loss                       --             --           --
Elimination of Progressive
  Technologies net income
  attributable to common
  stockholders for the three months
  ended December 31, 2000                    --           (506)        (506)
                                        -------       --------     --------
BALANCE SEPTEMBER 30, 2001              $(2,586)      $(45,420)    $424,169
                                        =======       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ (29,660)  $  15,109   $ (9,534)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                 45,041      30,400     11,766
  Compensation expense related to common stock options              30          30         54
  Deferred income taxes                                        (14,050)     (8,801)    (3,017)
  Amortization of debt discount                                    214          --         --
  Minority interests                                              (424)       (274)       (40)
  (Gain) loss on disposal of long-lived assets                   1,524        (142)        --
  Changes in operating assets and liabilities:
     Accounts receivable                                         8,425     (50,655)    (5,799)
     Inventories                                                10,529     (27,981)    (2,321)
     Prepaid expenses and other current assets                    (760)     (7,702)     1,054
     Accounts payable                                           (5,514)     12,779      7,038
     Deferred revenue                                           (3,743)      8,385      1,763
     Accrued compensation and benefits                          (3,318)      9,684        858
     Accrued acquisition-related and restructuring costs         4,723        (680)     1,724
     Accrued expenses and other current liabilities              7,668       8,641      1,638
                                                             ---------   ---------   --------
       Net cash provided by (used in) operating activities      20,685     (11,207)     5,184
                                                             ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                      (53,652)    (13,879)    (6,100)
Acquisition of businesses, net of cash acquired                (33,142)    (24,399)    (4,476)
Purchases of marketable securities                            (181,402)   (118,034)        --
Sale/maturity of marketable securities                         114,956      15,000         --
Proceeds from sale of long-lived assets                            224         735         --
Increase in other assets                                          (728)     (1,550)      (732)
                                                             ---------   ---------   --------
       Net cash used in investing activities                  (153,744)   (142,127)   (11,308)
                                                             ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) borrowings under lines of credit and
  revolving credit facilities                                     (350)         (1)     1,253
Net decrease in short-term borrowings                          (16,000)     (5,263)      (280)
Proceeds from issuance of convertible notes, net of
  issuance costs                                               169,543          --         --
Payments of long-term debt and capital lease obligations          (490)       (562)    (1,183)
Issuance of long-term debt                                          --          --      1,154
Proceeds from issuance of common stock, net of issuance
  costs                                                          9,106     225,900      1,683
                                                             ---------   ---------   --------
       Net cash provided by financing activities               161,809     220,074      2,627
                                                             ---------   ---------   --------
Elimination of net cash activities on pooling of interest
  transactions                                                  (1,119)         14        (63)
                                                             ---------   ---------   --------
Effects of exchange rate changes on cash and cash
  equivalents                                                   (1,028)       (149)       326
                                                             ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents            26,603      66,605     (3,234)
Cash and cash equivalents, beginning of year                   133,636      67,031     70,265
                                                             ---------   ---------   --------
Cash and cash equivalents, end of year                       $ 160,239   $ 133,636   $ 67,031
                                                             =========   =========   ========

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                       $     193   $   1,432   $  1,166
Cash paid during the year for income taxes, net of refunds   $   5,876   $  10,450   $  1,085
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES
Accretion and dividends on preferred stock                   $      90   $     120   $    774
The Company utilized available funds, issued common stock and issued notes in connection with certain business combinations during the years ended September 30, 2001, 2000 and 1999. The fair values of the assets and liabilities of the acquired companies are presented as follows:

  Assets acquired                                            $  11,682   $  14,166   $ 30,218
  Liabilities assumed                                           (9,585)    (17,364)    (8,414)
                                                             ---------   ---------   --------
       Net assets acquired (liabilities assumed)             $   2,097   $  (3,198)  $ 21,804
                                                             =========   =========   ========
The acquisitions were funded as follows:
  Cash consideration                                         $  33,274   $  27,300   $ 10,447
  Common stock                                                  23,363      15,027     22,473
  Notes issued to sellers                                       16,906      16,000         --
  Transaction costs                                              1,665       2,874      1,891
  Cash received                                                 (1,797)     (5,775)    (7,862)
                                                             ---------   ---------   --------
                                                             $  73,411   $  55,426   $ 26,949
                                                             =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BROOKS AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE BUSINESS

     Brooks Automation, Inc. ("Brooks" or the "Company") is a leading supplier of integrated tool automation, factory interface and factory automation solutions for the global semiconductor and related industries such as the data storage and flat panel display manufacturing industries. The Company's product revenues include sales of hardware and software products. The Company's service revenues are primarily comprised of tool control application consulting services, software customization and spare parts sales.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     On July 12, 2001, the Company acquired Progressive Technologies, Inc. ("PTI") in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of PTI for all periods prior to the acquisition. Prior to its acquisition by the Company, PTI's fiscal year-end was December 31. Accordingly, the Company's consolidated balance sheet as of September 30, 2000, includes PTI's balance sheet as of December 31, 2000, and the Company's consolidated statements of operations for the years ended September 30, 2000 and 1999 include PTI's results of operations for the years ended December 31, 2000 and 1999, respectively. As a result of conforming dissimilar year-ends, PTI's results of operations for the three months ended December 31, 2000, are included in both of the Company's fiscal years 2001 and 2000. An amount equal to PTI's net income for the three months ended December 31, 2000 was eliminated from consolidated accumulated deficit for the year ended September 30, 2001. PTI's revenues, net income and net income attributable to common shareholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

     On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.'s e-Diagnostics product business ("e-Diagnostics"). The e-Diagnostics programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems. On June 25, 2001, the Company acquired CCS Technology, Inc. ("CCST"), a supplier of 300mm automation test and certification software located in Williston, Vermont. On May 15, 2001, the Company acquired SimCon N.V. ("SimCon"), a value-added reseller for the Company's simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, the Company acquired SEMY Engineering, Inc. ("SEMY"), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and service distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2001 include the results of these acquired entities for the periods subsequent to their respective acquisitions.

     On May 5, 2000, the Company completed the acquisition of Irvine Optical Company LLC ("Irvine Optical") in a transaction accounted for as a pooling of interests. Accordingly, the results of operations and financial position of Irvine Optical are included in the Company's consolidated results for all periods presented. Prior to its acquisition by the Company, Irvine Optical's fiscal year-end was December 31. As a result of conforming dissimilar year-ends, Irvine Optical's results of operations for the three months ended December 31, 1999, are included in both of the Company's fiscal years 2000 and 1999. An amount equal to Irvine Optical's net income for the three months ended December 31, 1999, was eliminated from consolidated

                            BROOKS AUTOMATION, INC.

accumulated deficit for the year ended September 30, 2000. Irvine Optical's revenues and net income for that quarter were $4.1 million and $0.1 million, respectively.

     The Company completed two acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB 16:
MiTeX Solutions ("MiTeX") on June 23, 2000 and Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000. The Company's Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

     On August 31, 1999, the Company completed the acquisition of Smart Machines Inc. ("Smart Machines"). The acquisition was accounted for as a pooling of interests. Accordingly, the results of operations and financial position of Smart Machines are included in the Company's consolidated results for all periods presented.

     The Company completed three acquisitions during the year ended September 30, 1999, which were accounted for using the purchase method of accounting in accordance with APB 16: the Infab Division ("Infab") of Jenoptik AG on September 30, 1999; Domain Manufacturing Corporation ("Domain") on June 30, 1999 and Hanyon Technology, Inc. ("Hanyon") on April 21, 1999. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of these acquired entities for all periods subsequent to their respective acquisitions.

     In June 1999, the Company formed a joint venture in Korea. This joint venture is 70% owned by the Company and 30% owned by third parties unaffiliated with the Company. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interests in the consolidated financial statements.

     Certain amounts in previously issued financial statements have been reclassified to conform to current presentation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, obsolescence of inventory, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of acquisition-related and restructuring reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

  FOREIGN CURRENCY TRANSLATION

     For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and accordingly, translation adjustments are reported in "Accumulated other comprehensive income (loss)." To date, foreign currency translation adjustments are the only component added to the Company's net income (loss) in the calculation of comprehensive net income (loss).

                            BROOKS AUTOMATION, INC.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and highly liquid investments with original maturities to the Company of three months or less. At both September 30, 2001 and 2000, all cash equivalents were classified as available-for-sale and held at amortized cost, which approximates fair value.

  MARKETABLE SECURITIES

     The Company invests its excess cash in marketable debt securities and records them as available-for-sale. The Company records these securities at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). For all periods presented, unrealized gains and losses are immaterial. Marketable securities reported as current assets represent investments that mature within one year. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the values will be reclassified to current assets. At September 30, 2001, the Company's marketable securities were comprised entirely of corporate debt securities aggregating $169.5 million, with maturities to the Company not exceeding three years. At September 30, 2000, the Company's marketable securities were comprised of U.S. Government securities aggregating $53.3 million and corporate debt securities aggregating $49.7 million.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company's customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company's revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

  FIXED ASSETS

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Depreciable lives are summarized below:

Buildings                                                     20 - 40 years
Computer equipment and software                                 2 - 6 years
Machinery and equipment                                        2 - 10 years
Furniture and fixtures                                         3 - 10 years

     Equipment held under capital leases is recorded at the fair market value of the equipment at the inception of the leases. Leasehold improvements and equipment held under capital leases are amortized over the shorter

                            BROOKS AUTOMATION, INC.

of their estimated useful lives or the term of the respective leases. Equipment used for demonstrations to customers is included in machinery and equipment and is depreciated over its estimated useful life. Repair and maintenance costs are expensed as incurred.

     The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

  INTANGIBLE ASSETS

     Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the shorter of seven years or the estimated economic life of the patents. The fair values of acquired patents are amortized over three to five years using the straight-line method. As of September 30, 2001 and 2000, the net book values of the Company's patents were $2.2 million and $4.1 million, respectively.

     Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products, typically three years. As of September 30, 2001, the Company's capitalized software costs had been fully amortized and written off. As of September 30, 2000, the net book value of the Company's capitalized software costs were $0.6 million.

     Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of businesses the Company has acquired and has accounted for under the purchase method in accordance with APB
16. As of September 30, 2001 and 2000, the net book values of goodwill were $60.1 million and $43.4 million, respectively.

     Amortization expense for all intangible assets was $31.6 million, $19.6 million and $1.4 million for the years ended September 30, 2001, 2000 and 1999, respectively.

     The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents                                                        3 - 7 years
Completed technology                                           4 - 5 years
License agreements                                                 5 years
Trademarks and trade names                                     2 - 5 years
Non-competition agreements                                     3 - 5 years
Assembled workforces                                           3 - 4 years
Customer relationships                                             4 years
Goodwill                                                      3 - 15 years

                            BROOKS AUTOMATION, INC.

  REVENUE RECOGNITION

     The Company has adopted the recommendations of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") effective October 1, 2000. The adoption of SAB 101 did not have any impact on the Company's results of operations or financial position.

     Revenue from product sales are recorded upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue from software licenses is recorded provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Costs incurred for shipping and handling are included in cost of sales. A provision for product warranty costs is recorded to estimate costs associated with such warranty liabilities. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.

     Revenue from services is recognized as the services are rendered. Revenue from fixed fee application consulting contracts and long-term contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio that costs incurred to date bear to estimated total costs at completion. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. Losses, if any, are provided for in the period in which such losses are first identified by management. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is recognized ratably over the term of the maintenance contract.

     In transactions that include multiple products and/or services, the Company allocates the sales value among each of the deliverables based on their relative fair values.

  STOCK-BASED COMPENSATION

     The Company's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with FAS 123.

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

  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

                            BROOKS AUTOMATION, INC.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable, accrued expenses and long- and short-term debt. The carrying amounts reported in the balance sheets approximate their fair values at both September 30, 2001 and 2000.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supercedes FASB Statement No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effect, if any, FAS 144 will have on its financial position and results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. The Company is required to adopt FAS 142 in the fiscal year beginning October 1, 2002, at which time amortization of goodwill on purchase transactions prior to July 1, 2001 will cease. The application of the separate recognition criteria for intangible assets and the cessation of amortization of goodwill and result in goodwill of approximately $67 million at September 30, 2001 being subject to an annual impairment test, unless interim indicators indicate a need for an interim test, and a resulting reduction of goodwill amortization expense of approximately $32 million, $22 million and $11 million in fiscal 2002, 2003 and 2004, respectively.

3.  BUSINESS ACQUISITIONS

  POOLING OF INTERESTS TRANSACTIONS

  PTI

     On July 12, 2001, the Brooks acquired PTI in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001 in exchange for 715,004 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests. PTI is engaged in the development, production and distribution of air-flow regulation systems for clean room and process equipment in the semiconductor industry.

     The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for PTI for all periods prior to the acquisition. As a result of conforming dissimilar year-ends, PTI's results of operations for the three months ended December 31, 2000, are included in both of the Company's fiscal years 2001 and 2000. Accordingly, an amount equal to PTI's net income for the three months ended December 31, 2000, was eliminated from consolidated retained earnings for the year ended September 30, 2001. PTI's revenues, net income and net income attributable to common stockholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

                            BROOKS AUTOMATION, INC.

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

     The results of operations previously reported by the separate companies prior to their respective acquisitions and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

                                         NINE MONTHS   SIX MONTHS
                                            ENDED         ENDED      YEAR ENDED SEPTEMBER 30,
                                          JUNE 30,      MARCH 31,    ------------------------
                                            2001          2000          2000          1999
                                         -----------   -----------   ----------    ----------
                                         (UNAUDITED)   (UNAUDITED)
Revenues
  Brooks Automation, Inc.                 $310,085      $123,290      $310,436      $103,906
  Irvine Optical LLC                            --        10,663        10,663        11,049
  Progressive Technologies, Inc.            10,107         7,222        16,085         8,002
                                          --------      --------      --------      --------
                                          $320,192      $141,175      $337,184      $122,957
                                          ========      ========      ========      ========
Net income (loss)
  Brooks Automation, Inc.                 $  2,580      $  4,317      $ 12,193      $ (7,884)
  Irvine Optical LLC                            --           560           560        (1,958)
  Progressive Technologies, Inc.               861           984         2,356           308
                                          --------      --------      --------      --------
                                          $  3,441      $  5,861      $ 15,109      $ (9,534)
                                          ========      ========      ========      ========

  Smart Machines

     On August 31, 1999, the Company acquired Smart Machines and issued 496,640 shares of common stock in exchange for all of the outstanding common and preferred shares of Smart Machines. The transaction was accounted for as a pooling of interests. Smart Machines is located in San Jose, California, and manufactures direct drive Selectively Compliant Assembly Robot Arm ("SCARA") atmospheric and vacuum robots. In connection with this acquisition, the Company incurred $1.2 million of costs, consisting primarily of transaction costs to affect the acquisition. As a result of conforming dissimilar year-ends, Smart Machines' results of operations for the three months ended December 31, 1998, are included in both of the Company's fiscal years 1999 and 1998. Accordingly, an amount equal to Smart Machines' net loss applicable to common stockholders for the three months ended December 31, 1998, was eliminated from supplementary consolidated retained earnings for the year ended September 30, 1999. Smart Machines' revenues, net loss and net loss applicable to common stockholders for that quarter were $0.2 million, $1.4 million and $1.6 million, respectively.

                            BROOKS AUTOMATION, INC.

  PURCHASE TRANSACTIONS

  e-Diagnostics

     On June 26, 2001, the Company completed the purchase of KLA-Tencor's e-Diagnostics product business. The e-Diagnostics programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems. The acquisition was recorded using the purchase method of accounting in accordance with APB 16. In consideration, the Company issued 331,153 shares of Brooks common stock with a market value of $16.0 million at the time of issuance, and issued a $17.0 million one-year, interest-free note payable to the selling stockholders. The note is payable in cash or common stock, or any combination thereof, at the Company's discretion. In addition, the Company issued 50,000 shares of its common stock, with certain trading restrictions, to employees of the acquired business. These shares had a market value of $2.2 million at the time of issuance. There is also purchase consideration of up to $8.0 million in the aggregate over the next three years, contingent upon meeting certain performance objectives. The contingent consideration will be recorded as an addition to the purchase price at the time it becomes probable that a payment will be required and the amount can be reasonably estimated. In addition, there is also the potential for royalty payments by the Company to KLA-Tencor over the next four years, contingent upon meeting certain revenue levels. The royalties will be recorded as costs of sales as earned. The contingent consideration and royalties are payable in cash or Brooks common stock, or any combination thereof, at the Company's discretion. At September 30, 2001, no amounts had been paid or were due under the royalty or contingent consideration arrangements.

     A portion of the excess of purchase price over fair value of net assets acquired was allocated to certain identifiable intangible assets. The balance of the excess was recorded as goodwill. The allocation of the $34.1 million of excess purchase price over the fair value of net tangible assets acquired to specific intangible assets and their estimated useful lives is as follows (dollars in thousands):

                                                                            ESTIMATED
                                                              ALLOCATION   USEFUL LIFE
                                                              ----------   -----------
Completed technology                                           $ 7,890       5 years
Assembled workforces                                             1,130       4 years
Goodwill                                                        25,118       3 years
                                                               -------
                                                               $34,138
                                                               =======

     The intangible assets are being amortized using the straight-line method. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results.

  CCST

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

     A portion of the excess of purchase price over fair value of net liabilities assumed was allocated to certain identifiable intangible assets. The balance of the excess was recorded as goodwill. The allocation of the

                            BROOKS AUTOMATION, INC.

$7.4 million of excess purchase price over the fair value of net liabilities assumed to specific intangible assets and their estimated useful lives is as follows (dollars in thousands):

                                                                            ESTIMATED
                                                              ALLOCATION   USEFUL LIFE
                                                              ----------   -----------
Completed technology                                            $4,580       4 years
Trademarks and trade names                                          60       2 years
Assembled workforces                                               480       4 years
Goodwill                                                         2,235       3 years
                                                                ------
                                                                $7,355
                                                                ======

     The intangible assets are being amortized using the straight-line method. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results.

  SimCon

     On May 15, 2001, Brooks acquired SimCon, a privately-held value-added reseller for the Company's simulation, scheduling, production analysis and dispatching software, headquartered in Belgium. The acquisition was recorded using the purchase method of accounting in accordance with APB 16. In consideration, the Company paid $1.1 million of cash, issued 13,741 shares of Brooks common stock with a market value of $750,000 at the time of issuance and provided for additional purchase consideration of up to $900,000 in the aggregate through September 2002, contingent upon meeting certain performance objectives. The contingent consideration will be recorded as an addition to purchase price at the time it becomes probable that a payment will be required and the amount can be reasonably estimated. In addition, the Company issued an interest-free note payable to the selling stockholders for shares of Brooks common stock with a market value of $750,000, due one year from the transaction closing date. The Company has discounted and recorded the note payable at 4.75%, to $714,375, for accounting purposes and is amortizing the resulting discount to interest expense through the note's maturity date. The number of shares to be issued will be based upon the market value of the Company's common stock at the time of maturity. The excess of purchase price over net tangible assets acquired of $2.1 million has been recorded as goodwill and will be amortized over three years using the straight-line method. Pro forma results of operations are not presented for the SimCon acquisition as the amounts are not material compared to the Company's historical results. At September 30, 2001 there were no amounts earned or due under contingent consideration.

  SEMY

     On February 16, 2001, the Company acquired SEMY, a wholly owned subsidiary of Semitool, Inc. SEMY, located in Phoenix, Arizona, is a provider of advanced process and equipment control systems for the semiconductor industry. In consideration, the Company paid $36.0 million cash and issued 73,243 shares of Brooks common stock with a market value of $2.7 million at the time of issuance. The transaction was recorded using the purchase method of accounting in accordance with APB 16.

     A portion of the excess of purchase price over fair value of net assets acquired was allocated to certain identifiable intangible assets based on the report of an independent appraiser. The balance of the excess was

                            BROOKS AUTOMATION, INC.

recorded as goodwill. The allocation of the $33.6 million of excess purchase price over the fair value of net assets acquired to specific intangible assets and their estimated useful lives is as follows (dollars in thousands):

                                                                            ESTIMATED
                                                              ALLOCATION   USEFUL LIFE
                                                              ----------   -----------
Patents                                                        $   300       5 years
Completed technology                                            14,600       5 years
Trademarks and trade names                                         700       5 years
Non-competition agreements                                       1,100       3 years
Assembled workforces                                             3,100       4 years
Goodwill                                                        13,808       3 years
                                                               -------
                                                               $33,608
                                                               =======

     The assets are being amortized using the straight-line method.

  ASI-Japan

     On December 13, 2000, the Company acquired substantially all of the assets of the business unit which acts as a distributor for ASI's software products ("ASI-Japan"), from Daifuku Co., Ltd. of Japan ("Daifuku"). The ASI-Japan business unit provides direct sales and support for ASI's integrated factory automation solutions to simulation and scheduling customers in Japan. In consideration, the Company paid $1.1 million cash. The transaction was recorded using the purchase method of accounting in accordance with APB 16. The estimate of the excess of purchase price over net assets acquired of $1.1 million was recorded as goodwill and is being amortized over three years using the straight-line method. Pro forma results of operations are not presented for the ASI-Japan acquisition as the amounts are immaterial compared to the Company's historical results.

  MiTeX

     On June 23, 2000, the Company acquired substantially all of the assets of MiTeX. MiTeX, located in Canton, Michigan, provides run-to-run controller technology. In consideration, the Company paid $300,000 cash, 5,486 shares of Brooks common stock with a market value of $0.3 million at the time of issuance and the potential for an additional amount ("royalties") of up to $5.0 million in the aggregate over the next five years. The royalties are calculated at the end of each fiscal year based on net revenue and gross margin performance of the MiTeX business unit. These royalties will be recorded to Cost of product revenues in the year that the costs are incurred. Amounts recorded to Cost of product revenues in the years ended September 30, 2001 and 2000 were immaterial. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16.

  ASC/ASI

     On January 6, 2000, the Company completed the acquisition of the businesses of ASC and ASI from Daifuku America. ASC is a material handling software and systems integration company focusing on manufacturing and distribution of logistic systems for the semiconductor industry. ASI develops, markets and sells robotic and material handling simulation, scheduling and real time dispatching software for the semiconductor industry. At closing, the Company paid $27.0 million in cash, issued 535,404 shares of Brooks common stock with a value of $14.7 million and issued a $16.0 million promissory note payable in one year, bearing interest at a rate of 4.0% per annum. The note was discharged on January 5, 2001. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16.

                            BROOKS AUTOMATION, INC.

     The excess of purchase price over the fair value of net liabilities assumed and identifiable intangible assets was recorded based upon analyses of their fair values by an independent appraiser. The balance of the excess was recorded as goodwill. In January 2001, the Company received $0.9 million of cash from the selling stockholders as settlement for the shortfall in the net asset values acquired. The Company recorded the cash receipt with a corresponding reduction to acquired intangible assets.

  Infab

     On September 30, 1999, the Company acquired certain assets of Infab in exchange for 868,572 shares of Brooks common stock in a purchase transaction. Infab is a worldwide supplier of advanced factory automation systems headquartered in Germany. The assets purchased principally included fixed assets, inventory, receivables, patents and intellectual property.

     As part of the preliminary purchase price allocation recorded at September 30, 1999, the Company had established an accrual of $2.7 million related primarily to severance costs and costs to exit certain duplicate facilities. During the year ended September 30, 2000, review of these accruals determined that the accruals were not required due to changed conditions and circumstances subsequent to the preliminary purchase price allocation. Accordingly, these accruals were reversed and recorded as a purchase accounting adjustment to decrease goodwill. Additionally, during the year ended September 30, 2000, the Company finalized its evaluation of the fair value of assets acquired and liabilities assumed. This evaluation resulted in a reduction to the value of net tangible assets acquired of $7.1 million, primarily related to inventories and accounts receivable, and resulting in an increase to goodwill for the same amount. As settlement of this shortfall during fiscal 2001, the Company received $5.1 million of cash from the sellers and recorded a corresponding reduction to acquired intangible assets. In addition, the Company adjusted goodwill by $1.1 million in the year ended September 30, 2001 in relation to 45,714 shares of its common stock which had been held in escrow pending the post-closing review of the assets purchased.

     The following pro forma results of operations have been prepared as though the acquisitions of SEMY and of ASC and ASI had occurred as of the beginning of the fiscal year in which the respective acquisitions occurred. Pro forma results of the other companies acquired during the years ended September 30, 2001 and 2000 were not material compared to the Company's historical results. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of the beginning of the periods presented or of results of operations that may occur in the future (in thousands, except per share data):

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Revenues                                                      $389,637   $362,474
Net income (loss)                                             $(31,321)  $  5,181
Net income (loss) attributable to common stockholders         $(31,411)  $  5,061
Net income (loss) per share attributable to common
  stockholders                                                $  (1.74)  $   0.28

                            BROOKS AUTOMATION, INC.

4. EARNINGS (LOSS) PER SHARE

     Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                          2001      2000       1999
                                                        --------   -------   --------
Basic earnings (loss) per share:
  Net income (loss)                                     $(29,660)  $15,109   $ (9,534)
  Accretion and dividends on preferred stock                 (90)     (120)      (774)
                                                        --------   -------   --------
Net income (loss) attributable to common stockholders   $(29,750)  $14,989   $(10,308)
                                                        ========   =======   ========
  Weighted average common shares outstanding              18,015    15,661     11,542
                                                        ========   =======   ========
     Basic earnings (loss) per share attributable to
       common stockholders                              $  (1.65)  $  0.96   $  (0.89)
                                                        ========   =======   ========
Diluted earnings (loss) per share:
  Net income (loss) used to compute diluted earnings
     (loss) per share                                   $(29,750)  $15,109   $(10,308)
                                                        ========   =======   ========
  Weighted average common shares outstanding              18,015    15,661     11,542
  Dilutive stock options, warrants and preferred stock
     conversions                                              --     1,531         --
                                                        --------   -------   --------
  Weighted average common shares outstanding for
     purposes of computing diluted earnings (loss) per
     share                                                18,015    17,192     11,542
                                                        ========   =======   ========
  Diluted earnings (loss) per share                     $  (1.65)  $  0.88   $  (0.89)
                                                        ========   =======   ========

     Options to purchase and assumed conversions totaling approximately 3,921,000 shares of common stock were excluded from the computation of diluted loss per share attributable to common stockholders for the year ended September 30, 2001, as their effect would be anti-dilutive. Options and warrants to purchase approximately 291,000 shares of common stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the year ended September 30, 2000, as their effect would be anti-dilutive. Options and warrants to purchase approximately 887,000 shares of common stock and 300,000 shares of preferred stock were excluded from the computation of diluted loss per share attributable to common stockholders for the year ended September 30, 1999, as their effect would be anti-dilutive. However, these options, warrants and conversions could become dilutive in future periods.

                            BROOKS AUTOMATION, INC.

5.  INCOME TAXES

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
Current:
  Federal                                              $     --    $ 9,685    $   397
  State                                                     343      1,237         82
  Foreign                                                 7,268      7,737      1,664
                                                       --------    -------    -------
                                                          7,611     18,659      2,143
                                                       --------    -------    -------
Deferred:
  Federal                                               (11,916)    (5,206)    (2,403)
  State                                                  (2,134)        55       (429)
  Foreign                                                    --        101       (185)
                                                       --------    -------    -------
                                                        (14,050)    (5,050)    (3,017)
                                                       --------    -------    -------
                                                       $ (6,439)   $13,609    $  (874)
                                                       ========    =======    =======

     The components of income (loss) before income taxes, but including minority interests, are as follows (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                        2001       2000        1999
                                                      --------    -------    --------
Domestic                                              $(47,342)   $21,930    $(12,601)
Foreign                                                 10,819      6,514       2,153
                                                      --------    -------    --------
                                                      $(36,523)   $28,444    $(10,448)
                                                      ========    =======    ========

     The significant components of the net deferred tax asset are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Reserves not currently deductible                       $35,770    $20,624    $ 7,417
Federal and state tax credits                            11,721      8,203      5,195
Capitalized research and development                      1,340      1,895      2,894
Net operating loss carryforwards                          5,314      6,407      6,525
                                                        -------    -------    -------
  Deferred tax asset                                     54,145     37,129     22,031
                                                        -------    -------    -------
Depreciation and amortization                             5,780      5,088        174
Other                                                     1,189        119         --
                                                        -------    -------    -------
  Deferred tax liability                                  6,969      5,207        174
                                                        -------    -------    -------
  Valuation reserve                                       8,257      5,548     11,297
                                                        -------    -------    -------
       Net deferred tax asset                           $38,919    $26,374    $10,560
                                                        =======    =======    =======

                            BROOKS AUTOMATION, INC.

     The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
Income tax provision (benefit) computed at federal
  statutory rate                                       $(12,783)   $ 9,955    $(3,658)
State income taxes, net of federal taxes (benefit)       (1,164)       813       (245)
Research and development tax credits                     (1,700)    (1,085)      (544)
Foreign sales corporation tax benefit                      (205)      (582)       (36)
Foreign income taxed at different rates                   1,910      1,157        (81)
Nondeductible transaction expenses                        1,004        379        371
Change in deferred tax asset valuation allowance          2,708       (553)     1,616
Permanent differences                                        86        307          7
Elimination of Acquisition
  Corporation's provision                                    --         --        893
Nondeductible amortization of goodwill                    5,057      3,751         --
Foreign tax credit carryforwards                         (2,708)    (2,754)        --
Withholding taxes                                         1,207      2,125         --
Other                                                       149         96        803
                                                       --------    -------    -------
                                                       $ (6,439)   $13,609    $  (874)
                                                       ========    =======    =======

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

     As of September 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $18.5 million and federal and state research and development tax credit carryforwards of approximately $7.6 million and foreign tax credit carryforwards of approximately $4.1 million available to reduce future tax liabilities, which expire at various dates through 2021. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

6.  FINANCING ARRANGEMENTS

     On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. The amount sold includes $25.0 million principal amount of notes purchased by the initial purchaser upon exercise in full of their thirty day option to purchase additional notes. The Company received net proceeds of $169.5 million from the sale. Interest on the notes will be paid on June 1 and December 1 of each year, with the first interest payment due on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at a premium of 14.2% on or after June 6, 2004, or earlier if the price of the Company's common stock reaches certain prices. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company's common stock, at a conversion price of $70.23 per share, subject to certain adjustments.

                            BROOKS AUTOMATION, INC.

The notes are subordinated to the Company's senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

     The Company has a $10.0 million uncommitted demand promissory note credit facility with ABN AMRO on May 2, 2000. The facility is payable on demand or on December 31, 2001, whichever occurs first. ABN AMRO is not obligated to extend loans or issue letters of credit under this facility. The interest rates for borrowings and letters of credit under the facility are expressed in relation to LIBOR and a margin of 1.75%, or at 0.75% above ABN AMRO's base rate. Approximately $1.1 million in face amount of letters of credit outstanding under the original facility were transferred to the replacement facility. At September 30, 2001, $1.2 million of the facility was in use, all of it for letters of credit.

     In connection with the acquisition of the e-Diagnostics product line business, the Company issued a $17.0 million one-year note payable to the selling stockholders. The note becomes due on June 25, 2002 and is payable in cash or common stock, or any combination thereof, at the Company's discretion. The Company has discounted the note payable using an imputed interest rate of 4.75%, to $16.2 million, for accounting purposes, and is amortizing the resulting discount to interest expense through the note's maturity date.

     In connection with the acquisition of SimCon, the Company issued a note payable to the selling stockholders for $750,000, payable in one year. The note becomes due on May 14, 2002 and is payable in common stock. The Company has discounted the note payable using an imputed interest rate of 4.75%, to $714,375, for accounting purposes and is amortizing the resulting discount to interest expense through the notes maturity date.

     In connection with the acquisition of ASC and ASI, the Company issued a promissory note to Daifuku America in the amount of $16.0 million, bearing interest at 4.0% per annum. The interest on the note was paid quarterly and the note was repaid on January 5, 2001.

     Debt consists of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Convertible subordinated notes at 4.75%, due on June 1, 2008  $175,000    $    --
Notes payable                                                   17,122     16,000
Revolving line of credit                                            --        350
Credit facility for working capital borrowings at 8.92% per
  annum, collateralized by assets                                  325        775
Capital lease obligations at rates of 5.0% to 21.0% per
  annum, collateralized by certain fixed assets, expired
  November 2000                                                     --         26
Other                                                               98         55
                                                              --------    -------
                                                               192,545     17,206
Less current portion                                            17,514     16,874
                                                              --------    -------
Long-term debt                                                $175,031    $   332
                                                              ========    =======

     At September 30, 2001, the Company had working capital loans of $0.3 million outstanding, maturing through April 2002. In November 1998, Smart Machines entered into a loan and security agreement with a leasing company. The agreement allowed for working capital borrowings of up to $2.0 million and equipment loans of up to $0.5 million. The ability to borrow against this facility expired on December 31, 1999. The loans are payable in monthly installments of principal and interest, with a 10.0% principal payback due at the time of the final payment. Annual principal payments due under these notes are $0.3 million in the year ended September 30, 2002 after which the loans will be paid in full. All borrowings are collateralized by Smart Machines' assets.

                            BROOKS AUTOMATION, INC.

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

     The Company's contribution expense for worldwide defined contribution plans was $2.2 million, $1.1 million and $0.2 million in the years ended September 30, 2001, 2000 and 1999, respectively.

8.  STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

  PREFERRED STOCK

     At September 30, 2001 and 2000, there were one million shares of preferred stock, $0.01 par value per share authorized; however, none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

  RESTRICTED COMMON STOCK

     In connection with the acquisition of PTI by the Company, the Company acquired 9,208 shares of PTI restricted common stock. The PTI restricted common stock was nonvoting and was convertible into PTI common stock, and was subsequently converted into Brooks common stock upon its acquisition by the Company.

  CONVERTIBLE REDEEMABLE PREFERRED STOCK

     In connection with the acquisition of PTI, the Company acquired 90,000 shares of PTI Series A Convertible Redeemable Preferred Stock. The conversion ratio was 1:3.48 PTI preferred shares to Brooks common shares. These shares were converted into common shares of the Company upon the acquisition of PTI.

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

  WARRANTS

     Prior to its acquisition by the Company, PTI had issued warrants to purchase 10,000 shares of PTI common stock at an exercise price of $1.60 per share. These warrants were excercised for shares of PTI common stock on July 12, 2001 immediately prior to the acquisition of PTI by the Company. These shares were then exchanged for approximately 31,000 shares of the Company's common stock in connection with the acquisition. At September 30, 2001, there were no warrants outstanding.

     In connection with debt it had issued prior to its acquisition by the Company, Smart Machines had issued warrants to purchase 10,000 shares of its Series C preferred stock, 57,182 shares of its Series D preferred stock, 961,234 shares of its Series E stock and 42,658 shares of its common stock. These warrants were converted into warrants to purchase the Company's common stock on August 31, 1999, in conjunction with

                            BROOKS AUTOMATION, INC.

the acquisition of Smart Machines. The outstanding warrants expired on May 31, 2001. At September 30, 2000, warrants to acquire 84,691 shares of common stock were outstanding, at an exercise price of $25.56 per share.

  RIGHTS DISTRIBUTION

     In July 1997, the Board of Directors declared a dividend of one preferred purchase right (a "right") for each share of common stock outstanding on August 12, 1997. Each right entitles the registered holder to purchase from the Company, upon certain triggering events, one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Series A Preferred Shares"), par value $0.01 per share, of the Company, at a purchase price of $135.00 per one one-thousandth of a Series A Preferred Share, subject to adjustment. Redemption of the rights could generally discourage a merger or tender offer involving the securities of the Company that is not approved by the Company's Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The rights will expire on the earlier of July 31, 2007, or the date on which the rights are redeemed. The terms of the rights may generally be amended by the Board of Directors without the consent of the holders of the rights.

9.  STOCK PLANS

  2000 COMBINATION STOCK OPTION PLAN

     The purposes of the 2000 Combination Stock Option Plan (the "2000 Plan"), adopted by the Board of Directors of the Company in February 2000, are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) options that are not qualified as incentive stock options ("nonqualified stock options"). All employees of the Company or any affiliate of the Company are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 1,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 644,600 shares are outstanding and 355,400 shares remain available for grant as of September 30, 2001.

  1998 EMPLOYEE EQUITY INCENTIVE PLAN

     The purposes of the 1998 Employee Equity Incentive Plan (the "1998 Plan"), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. A total of 3,550,000 shares of common stock have been reserved for issuance under the 1998 Plan. Of these shares, options on 2,701,782 shares are outstanding and 602,645 shares remain available for grant as of September 30, 2001. Options under the 1998 Plan generally vest over a period of four years and generally expire ten years from the date of grant. In order to align the 1998 Plan with its current practices, in January 2000, the Board of Directors amended the 1998 Plan to eliminate the Company's ability to award nonqualified stock options with exercise prices at less than fair market value.

  1995 EMPLOYEE STOCK PURCHASE PLAN

     On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Plan") which enables eligible employees to purchase shares of the Company's common stock. Under the 1995

                            BROOKS AUTOMATION, INC.

Plan, eligible employees may purchase up to an aggregate of 750,000 shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the market price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2001, 296,675 shares of common stock have been purchased under the 1995 Plan and 453,325 remain available for purchase.

  1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The purpose of the 1993 Non-Employee Director Stock Option Plan (the "Directors Plan") is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. Each director who is not an employee of the Company or any of its subsidiaries is eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director receives an automatic grant of an option to purchase 10,000 shares of common stock upon becoming a director of the Company and an option to purchase 5,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vest over a period of five years and generally expire ten years from the date of grant. A total of 190,000 shares of common stock have been reserved for issuance under the Directors Plan. Of these shares, options on 96,000 shares are outstanding and 41,000 shares remain available for grant as of September 30, 2001.

  1992 COMBINATION STOCK OPTION PLAN

     Under the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 1,950,000 shares of common stock have been reserved for issuance under the 1992 Plan. Of these shares, options on 693,288 shares are outstanding and 62,001 shares remain available for grant as of September 30, 2001.

  STOCK OPTIONS OF ACQUIRED COMPANY

     In connection with the acquisition of PTI, the Company assumed a stock option plan that was adopted by PTI on October 10, 1991. At acquisition, 32,018 options to purchase PTI common stock were outstanding and converted in 99,470 options to purchase the Company's common stock. The Company does not intend to issue any additional options under the PTI stock option plan.

                            BROOKS AUTOMATION, INC.

  STOCK OPTION ACTIVITY AND PRO FORMA INFORMATION

     Aggregate stock option activity for all plans for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                      ------------------------------------------------------------------
                                              2001                   2000                   1999
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Options outstanding at beginning of
  year                                3,399,313    $27.75    2,057,828    $14.77    1,157,038    $ 7.87
Granted                               1,564,893    $31.73    2,094,033    $35.61    1,333,300    $18.29
Exercised                              (371,972)   $18.14     (509,010)   $ 8.52     (298,948)   $ 3.77
Canceled                               (336,706)   $30.37     (243,538)   $25.73     (133,562)   $14.81
                                      ---------              ---------              ---------
Options outstanding at end of year    4,255,528    $29.85    3,399,313    $27.75    2,057,828    $14.77
                                      =========              =========              =========
Options exercisable at end of year      882,651    $24.95      425,615    $14.00      512,540    $ 6.76
                                      =========              =========              =========
Weighted average fair value of
  options granted during the period                $23.28                 $25.97                 $13.06
Options available for future grant    1,061,046
                                      =========

     The following table summarizes information about stock options outstanding at September 30, 2001:

                                OPTIONS OUTSTANDING
                     -----------------------------------------
                                  WEIGHTED-                        OPTIONS EXERCISABLE
                                   AVERAGE                       ------------------------
                                  REMAINING       WEIGHTED-                  WEIGHTED-
     RANGE OF                    CONTRACTUAL       AVERAGE                    AVERAGE
  EXERCISE PRICES     SHARES     LIFE (YEARS)   EXERCISE PRICE   SHARES    EXERCISE PRICE
  ---------------    ---------   ------------   --------------   -------   --------------
$ 0.5151 - $ 2.2100     91,377       5.95          $ 1.6285       71,957      $ 1.5815
$ 2.2130 - $ 9.6250    190,184       6.78          $ 8.3784       64,245      $ 7.1278
$ 9.8750 - $13.2500    191,400       5.67          $11.8749      139,250      $11.5454
$13.3750 - $23.3750    510,696       7.47          $17.6832      133,458      $18.0106
$23.5351 - $27.2500    338,168       7.25          $26.6704      124,449      $27.0718
$27.5630               870,950       6.26          $27.5630            0      $ 0.0000
$27.7500 - $30.1250    524,289       8.24          $30.0376       96,181      $30.0300
$30.2500 - $39.5000    420,909       7.44          $33.3293       43,267      $30.3667
$39.7500               442,750       6.19          $39.7500      110,686      $39.7500
$39.9600 - $52.1719    430,405       6.74          $43.3071       35,720      $44.7105
$53.7500 - $78.8750    244,100       6.80          $61.0640       63,363      $60.9617
$83.3750                   300       5.55          $83.3750           75      $83.3750
-------------------  ---------       ----          --------      -------      --------
$ 0.5151 - $83.3750  4,255,528       6.91          $29.8478      882,651      $24.9477
                     =========                                   =======

     Pro forma information regarding net income (loss) is required by FAS 123, and has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of that Statement. The fair value of each option grant was estimated on the date of grant; the fair

                            BROOKS AUTOMATION, INC.

value of each employee stock purchase was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

                                                         YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------------
                                                      2001          2000         1999
                                                   -----------   ----------   ----------
Risk-free interest rate                            3.2% - 5.95%  6.3% - 6.6%  5.5% - 6.3%
Volatility                                                 100%         103%         100%
Expected life (years) -- options                           4.0          4.0          4.0
Dividend yield                                               0%           0%           0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    ------    --------
Pro forma net income (loss)                            $(43,056)   $7,938    $(12,601)
Pro forma net income (loss) per share
  Basic                                                $  (2.39)   $ 0.51    $  (1.09)
  Diluted                                              $  (2.39)   $ 0.46    $  (1.09)

     Because most options vest over several years and additional option grants are expected to be made subsequent to September 30, 2001, the results of applying the fair value method may have a materially different effect on pro forma net income in future years.

10.  ACQUISITION-RELATED AND RESTRUCTURING COSTS AND ACCRUALS

     The Company recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. The acquisition-related costs primarily relate to transaction costs incurred during the Company's recent acquisition of PTI. On September 5, 2001, the Company's Board of Directors approved a formal plan of restructure in response to the current downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million is related to workforce reductions of approximately 140 employees which is expected to be paid in 2002 and $3.4 million for the consolidation and strategic focus realignment of several facilities of which $0.1 million was paid in 2001, $1.7 million is expected to be paid in 2002 and $1.6 million in the subsequent years. These measures were largely intended to align the Company's capacity and infrastructure to anticipated customer demand. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations.

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

                            BROOKS AUTOMATION, INC.

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

     The activity related to the Company's acquisition-related and restructuring accruals is below (in thousands):

                                                      FISCAL 2001 ACTIVITY
                               ------------------------------------------------------------------
                                                 NEW INITIATIVES
                                  BALANCE      --------------------                    BALANCE
                               SEPTEMBER 30,              PURCHASE                  SEPTEMBER 30,
                                   2000        EXPENSE   ACCOUNTING   UTILIZATION       2001
                               -------------   -------   ----------   -----------   -------------
Facilities                         $507        $3,369        $--        $  (567)       $3,309
Workforce-related                    20         2,000        --             (68)        1,952
Other                                11         3,945        --          (3,956)           --
                                   ----        ------        --         -------        ------
                                   $538        $9,314        $--        $(4,591)       $5,261
                                   ====        ======        ==         =======        ======

                                                      FISCAL 2000 ACTIVITY
                               ------------------------------------------------------------------
                                                 NEW INITIATIVES
                                  BALANCE      --------------------                    BALANCE
                               SEPTEMBER 30,              PURCHASE                  SEPTEMBER 30,
                                   1999        EXPENSE   ACCOUNTING   UTILIZATION       2000
                               -------------   -------   ----------   -----------   -------------
Facilities                        $1,325        $ --      $  (450)      $  (368)        $507
Workforce-related                  2,332          --       (2,000)         (312)          20
Other                                211         578         (200)         (578)          11
                                  ------        ----      -------       -------         ----
                                  $3,868        $578      $(2,650)      $(1,258)        $538
                                  ======        ====      =======       =======         ====

                                                      FISCAL 1999 ACTIVITY
                               ------------------------------------------------------------------
                                                 NEW INITIATIVES
                                  BALANCE      --------------------                    BALANCE
                               SEPTEMBER 30,              PURCHASE                  SEPTEMBER 30,
                                   1998        EXPENSE   ACCOUNTING   UTILIZATION       1999
                               -------------   -------   ----------   -----------   -------------
Facilities                        $1,294       $   --      $  630       $  (599)       $1,325
Depreciable assets                    --        1,628          20        (1,648)           --
Workforce-related                    238          332       2,000          (238)        2,332
Other                                722        1,160         200        (1,871)          211
                                  ------       ------      ------       -------        ------
                                  $2,254       $3,120      $2,850       $(4,356)       $3,868
                                  ======       ======      ======       =======        ======

11.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has three reportable segments: tool automation systems, factory interface solutions and factory automation solutions. The tool automation systems segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems, products and components and products for data storage. The factory interface solutions segment provides hardware and software solutions, including mini-environments and automated transfer mechanisms, to isolate the semiconductor wafer from the production environment. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market, including consulting and software customization.

     The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses

                            BROOKS AUTOMATION, INC.

directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related and restructuring charges are excluded from the segments' operating income (loss). The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred taxes, acquired intangible assets, all assets of the Company's Securities Corporation and investments in subsidiaries.

     Financial information for the Company's business segments is as follows (in thousands):

                                                TOOL       FACTORY     FACTORY
                                             AUTOMATION   INTERFACE   AUTOMATION
                                              SYSTEMS     SOLUTIONS   SOLUTIONS     TOTAL
                                             ----------   ---------   ----------   --------
Year ended September 30, 2001
  Revenues                                    $171,351     $97,796     $112,569    $381,716
  Gross margin                                $ 53,822     $25,799     $ 72,763    $152,384
  Operating income (loss)                     $ 10,874     $(7,980)    $ (7,297)   $ (4,403)
  Depreciation                                $  9,790     $   837     $  2,792    $ 13,419
  Assets                                      $194,299     $41,608     $ 44,832    $280,739
Year ended September 30, 2000
  Revenues                                    $167,759     $88,052     $ 81,373    $337,184
  Gross margin                                $ 70,572     $34,299     $ 55,854    $160,725
  Operating income                            $ 24,416     $ 9,715     $  5,037    $ 39,168
  Depreciation                                $  6,540     $ 1,290     $  2,988    $ 10,818
  Assets                                      $128,713     $54,895     $ 37,858    $221,466
Year ended September 30, 1999
  Revenues                                    $ 79,135     $19,635     $ 24,187    $122,957
  Gross margin                                $ 26,735     $ 9,707     $ 18,710    $ 55,152
  Operating loss                              $ (5,064)    $  (742)    $ (2,331)   $ (8,137)
  Depreciation                                $  7,604     $   725     $  1,794    $ 10,123
  Assets                                      $ 82,260     $20,410     $ 18,930    $121,600

     A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2001, 2000 and 1999 is as follows (in thousands):

                                                             AS OF AND FOR THE
                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Segment operating income (loss)                        $ (4,403)  $ 39,168   $ (8,137)
Amortization of acquired intangibles                     30,187     18,506        565
Acquisition-related and restructuring costs               9,314        578      3,120
                                                       --------   --------   --------
     Total operating income (loss)                     $(43,904)  $ 20,084   $(11,822)
                                                       ========   ========   ========
Segment assets                                         $280,739   $221,466   $121,600
Deferred tax asset                                       45,888     31,581     10,734
Acquired intangible assets                               99,056     58,405     15,327
Securities Corporation assets                           278,148    208,334     49,639
                                                       --------   --------   --------
     Total assets                                      $703,831   $519,786   $197,300
                                                       ========   ========   ========

                            BROOKS AUTOMATION, INC.

     Net revenues by geographic area are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
North America                                          $191,992   $175,874   $ 69,889
Asia/Pacific                                            122,000    114,302     40,128
Europe                                                   67,724     47,008     12,940
                                                       --------   --------   --------
                                                       $381,716   $337,184   $122,957
                                                       ========   ========   ========

     Long-lived assets, including property, plant and equipment and intangible assets are as follows (in thousands):

                                                                SEPTEMBER 30,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
North America                                            $158,086   $74,569   $23,266
Asia/Pacific                                                5,052     4,948     2,965
Europe                                                      4,237     5,970     9,093
                                                         --------   -------   -------
                                                         $167,375   $85,487   $35,324
                                                         ========   =======   =======

12.  SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

     One of the Company's directors had previously also been a director of one of the Company's customers. On January 23, 2001, this individual resigned his position with the Company's customer. Accordingly, this customer is not considered a related party in subsequent reporting periods. Revenues recognized from this customer in the current fiscal year through January 23, 2001 were $13.9 million. Revenues recognized from this customer in the years ended September 30, 2000 and 1999 were $36.9 million and $15.3 million, or 11.0% and 12.4% of revenues, respectively.

     The Company had no customer that accounted for more than 10% of revenues in the year ended September 30, 2001 and no other customer that accounted for more than 10% of revenues in the years ended September 30, 2000 or 1999.

     On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also a director of one of the Company's customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the period from June 11, 2001 through September 30, 2001 were approximately $32,000. The amount due from this customer included in accounts receivable at September 30, 2001 was approximately $32,000.

     Related party amounts included in accounts receivable are on standard terms and manner of settlement.

                            BROOKS AUTOMATION, INC.

13.  OTHER BALANCE SHEET INFORMATION

     Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Accounts receivable                                           $ 99,679   $96,745
Less allowances                                                  6,114     1,989
                                                              --------   -------
                                                              $ 93,565   $94,756
                                                              ========   =======
Inventories
  Raw materials and purchased parts                           $ 35,021   $35,189
  Work-in-process                                               12,099    13,938
  Finished goods                                                 2,175     9,480
                                                              --------   -------
                                                              $ 49,295   $58,607
                                                              ========   =======
Intangible assets
  Patents                                                     $  4,579   $ 7,448
  Capitalized software                                              --     1,805
  Completed technology                                          31,575     4,505
  License agreements                                               678       678
  Trademarks and trade names                                     2,426     1,564
  Non-competition agreements                                     2,133     1,033
  Assembled workforces                                          10,590     5,880
  Customer relationships                                         1,305     1,305
  Goodwill                                                      96,858    58,638
                                                              --------   -------
                                                               150,144    82,856
  Less accumulated amortization                                 49,228    22,521
                                                              --------   -------
                                                              $100,916   $60,335
                                                              ========   =======

     The fixed asset balance includes computer equipment and software and machinery and equipment aggregating $2.9 million as of both September 30, 2001 and 2000 acquired under capital leases. These fixed assets were fully amortized at both September 30, 2001 and 2000. Amortization expense for fixed assets under capital leases was $0.1 million and $0.2 million for the years ended September 30, 2000 and 1999, respectively. Depreciation expense was $13.4 million, $10.8 million and $10.1 million for the years ended September 30, 2001, 2000 and 1999, respectively.

14.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2011. Rental expense under operating leases for the years ended September 30, 2001, 2000

                            BROOKS AUTOMATION, INC.

and 1999 was $4.8 million, $5.8 million and $4.9 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

                                                                          LEASE AND
                                                              OPERATING   SUBLEASE
                                                               LEASES      INCOME
                                                              ---------   ---------
Year ended September 30,
  2002                                                         $ 7,812      $781
  2003                                                           4,725       130
  2004                                                           3,250        --
  2005                                                           2,822        --
  2006                                                           2,117        --
  Thereafter                                                     3,750        --
                                                               -------      ----
     Total minimum lease payments                              $24,476      $911
                                                               =======      ====

     These future minimum lease commitments include approximately $3.3 million related to a facility the Company has elected to abandon in connection with its restructuring initiatives.

     On January 29, 2001 the Company purchased three buildings, two of which are used as Brooks' corporate headquarters and primary manufacturing facility, and the third is currently leased to an unrelated party. The term of that lease concludes in November 2002.

     As of September 30, 2001, the Company did not have any capital lease obligations.

  CONTINGENCY

     There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has received notice from a third party alleging infringements of such party's patent rights by certain of the Company's products. The Company believes the patents claimed are invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company's consolidated financial statements. Currently, the Company does not believe it is probable that the future events related to this threatened matter would have an adverse effect on the Company's business.

15.  SUBSEQUENT EVENTS

     On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation in exchange for approximately $11 million of cash, net of closing adjustments aggregating approximately $2 million. The Automation Systems Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. The transaction will be accounted for as a purchase of assets.

     On October 23, 2001, the Company and PRI Automation, Inc. ("PRI") entered into an Agreement and Plan of Merger (the "Merger Agreement"). PRI supplies advanced factory automation systems, software, and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. Pursuant to the Merger Agreement and subject to the terms and conditions contained therein, PRI common stockholders will receive 0.52 shares of the Company's common stock for each share of PRI common stock.

                            BROOKS AUTOMATION, INC.

     The Merger, which is expected to close in the first calendar quarter of 2002, is contingent upon the fulfillment of certain conditions, including, but not limited to, all required regulatory approvals, the approval of the Merger by the stockholders of the Company and the stockholders of PRI and the approval of the issuance of the Company's Common Stock in the Merger by the stockholders of the Company. The Merger would be accounted for as a purchase of assets.

     On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company ("Tec-Sem") in exchange for $12.9 million in cash and 131,750 shares of Brooks common stock with a market value of approximately $4 million at the time of issuance, subject to post-closing adjustments. At the same time, the Company obtained an option to acquire, and one of the selling stockholders was given an option to sell, the remaining 10% of the stock of Tec-Sem for $1.1 million in cash and 23,250 shares of Brooks common stock. The Company also made stock grants to certain key non-owner employees of Tec-Sem. Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. The transaction will be accounted for as a purchase of assets.

     On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. ("GPI"), in exchange for 850,000 shares of Brooks common stock, with a market value of approximately $25 million at the time of issuance, subject to post-closing adjustments. GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. The transaction will be accounted for as a purchase of assets.

                            BROOKS AUTOMATION, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE AT
                                          BEGINNING    COSTS AND      OTHER         AND         END OF
                                           OF YEAR      EXPENSES     ACCOUNTS    WRITE-OFFS      YEAR
                                          ----------   ----------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts
  Year ended September 30,
     2001                                  $ 1,989       $4,691       $    6      $  (572)     $ 6,114
     2000                                  $ 1,785       $  540       $  256      $  (592)     $ 1,989
     1999                                  $ 2,087       $  199       $   --      $  (501)     $ 1,785
Deferred tax asset valuation allowance
  Year ended September 30,
     2001                                  $ 5,548       $3,603       $   --      $  (894)     $ 8,257
     2000                                  $11,297       $2,754       $1,242      $(9,745)     $ 5,548
     1999                                  $ 9,405       $1,892       $   --      $    --      $11,297

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

                                    PART IV

ITEM 14.  EXHIBITS

(a) 1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

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

(b) 3.  EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION                              REFERENCE
-------                           -----------                              ---------
  2.01    Agreement and Plan of Merger dated September 21, 1998               A**
          relating to the combination of FASTech Integration, Inc.
          with the Company.
  2.02    Stock for Cash Purchase Agreement dated March 31, 1999              B**
          relating to the acquisition of Hanyon Tech. Co., Ltd. by the
          Company.
  2.03    Assets for Cash Purchase Agreement dated June 23, 1999              C**
          relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its subsidiary
          Domain Manufacturing SARL by the Company.
  2.04    Agreement and Plan of Merger dated July 7, 1999 relating to         D**
          the combination of Smart Machines Inc. with the Company.
  2.05    Master Purchase Agreement dated September 9, 1999 relating          E**
          to the acquisition of substantially all of the assets of the
          Infab Division of Jenoptik by the Company.
  2.06    Agreement and Plan of Merger dated January 6, 2000 relating         F**
          to the combination of AutoSimulations, Inc. and Auto-Soft
          Corporation with the Company.
  2.07    Interests for Stock Purchase Agreement dated May 5, 2000            G**
          relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.
  2.08    Stock Purchase Agreement dated as of February 16, 2001              H**
          relating to the acquisition of SEMY Engineering, Inc. by the
          Company.
  2.09    Asset Purchase Agreement dated June 26, 2001 relating to the        I**
          acquisition of assets of the e-diagnostic infrastructure of
          KLA-Tencor Corporation and its subsidiary KLA-Tencor
          Technologies Corporation.
  2.10    Agreement and Plan of Merger dated June 27, 2001 relating to        J**
          the combination of Progressive Technologies Inc. with the
          Company.
  2.11    Asset Purchase Agreement dated October 5, 2001 relating to          K**
          the acquisition of substantially all of the assets of
          General Precision, Inc. and GPI-Mostek, Inc. by the Company.
  2.12    Share Purchase Agreement dated October 9, 2001 relating to          L**
          the acquisition of Tec-Sem AG by the Company.
  2.13    Agreement and Plan of Merger dated October 23, 2001 relating        M**
          to the acquisition of PRI Automation, Inc. by the Company.
  3.01    Certificate of Incorporation, as amended, of the Company.           N**
  3.02    Bylaws of the Company.                                              O**
  3.03    Certificate of Designation of Series A Junior Participating         P**
          Preferred Stock.
  4.01    Specimen Certificate for shares of the Company's common             O**
          stock.
  4.02    Description of Capital Stock (contained in the Certificate          N**
          of Incorporation of the Company, filed as Exhibit 3.01).
  4.03    Rights Agreement dated July 23, 1997.                              EE**
  4.04    Amendment to Rights Agreement between the Company and Bank    Filed herewith
          Boston, N.A. as Rights Agent.
  4.05    Registration Rights Agreement dated January 6, 2000.          Filed herewith
  4.06    Shareholder Agreement dated January 6, 2000 by and among the        F**
          Company, Daifuku America Corporation and Daifuku Co., Ltd.
  4.07    Stockholders Agreement dated September 30, 1999 by and among        E**
          the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert
          J. Therrien.
  4.08    Indenture dated as of May 23, 2001 between the Company and          R**
          State Street Bank and Trust Company (as Trustee).

EXHIBIT
  NO.                             DESCRIPTION                              REFERENCE
-------                           -----------                              ---------
  4.09    Registration Rights Agreement dated May 23, 2001 among the          R**
          Company and Credit Suisse First Boston Corporation and SG
          Cowen Securities Corporation (as representatives of several purchasers).
  4.10    Form of 4.75% Convertible Subordinated Note of the Company          R**
          in the principal amount of $175,000,000 dated as of May 23,
          2001.
  4.11    Stock Purchase Agreement dated June 20, 2001 relating to the        S**
          acquisition of CCS Technology, Inc. by the Company.
 10.01    Employment Agreement between the Company and Robert J.        Filed herewith*
          Therrien dated as of September 30, 2001.
 10.02    Form of Indemnification Agreement for directors and officers       O* **
          of the Company.
 10.03    Employment Agreement between the Company and Ellen B.              T* **
          Richstone.
 10.04    Stockholder Agreement dated September 30, 1999 by and among         E**
          the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert
          J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the
          Company (filed as Exhibit 4.06).
 10.05    Form of Agreement between Executive Officers and the Company       U* **
          Relating to Change of Control.
 10.06    Agreement dated November 11, 1999 between Ellen B. Richstone       U* **
          and the Company Relating to Change of Control.
 10.07    Lease Agreement dated February 24, 1999 between the Company         U**
          and Clearfield Investments, LLC for the Company's Colorado
          manufacturing facility.
 10.08    Transitional Services Agreement dated September 30, 1999            U**
          between the Company and Jenoptik AG relating to the
          Company's German manufacturing facility.
 10.09    Lease Agreement dated June 7, 1995 between a subsidiary of          U**
          the Company and Montague Oaks Phase I & II for the Company's
          California manufacturing facility.
 10.10    Shareholder Agreement dated January 6, 2000 by and among the        F**
          Company, Daifuku America Corporation and Daifuku Co., Ltd.
          relating to the acquisition of the businesses of Auto-Soft
          Corporation and AutoSimulations, Inc. from Daifuku America
          Corporation by the Company.
 10.11    Corporate Noncompetition and Proprietary Information                F**
          Agreement dated January 6, 2000 by and among the Company,
          Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft
          Corporation and AutoSimulations, Inc. from Daifuku America
          Corporation by the Company.
 10.12    Demand Promissory Note Agreement dated as of May 2, 2000,           N**
          between the Company and ABN AMRO Bank N.V.
 10.13    Stockholder Agreement between the Company and M+W Zander            W**
          Holding AG.
 10.14    Retention Agreement for J. Pelusi dated June 16, 2000.             X* **
 10.15    Purchase Agreement for the Company's headquarters dated             Y**
          January 17, 2001.
 10.16    Lease between the Company and the Nasr Family Trust for             K**
          25000 Avenue Stanford, Valencia, California.
 10.17    1993 Nonemployee Director Stock Option Plan.                       Z* **
 10.18    1992 Combination Stock Option Plan.                               AA* **
 10.19    1995 Employee Stock Purchase Plan, as amended.                     N* **
 10.20    1998 Employee Equity Incentive Option Plan.                        N* **
 10.21    2000 Combination Stock Option Plan.                                N* **
 10.22    2001 Restricted Stock Purchase Plan for KLA Product Line          BB* **
          Acquisition.

EXHIBIT
  NO.                             DESCRIPTION                              REFERENCE
-------                           -----------                              ---------
 10.23    Progressive Technologies Inc. 1991 Stock Option and Stock         CC* **
          Purchase Plan.
 10.24    Form of Voting Agreement between certain PRI Automation,           DD**
          Inc. stockholders and the Company dated as of October 23,
          2001.
 10.25    Lease dated May 30, 2001 between Silver Oaks, LLC and the     Filed herewith
          Company for 13931 Balboa Boulevard, Sylmar, California.
 10.26    Lease dated July 18, 2000 by and between Progressive          Filed herewith
          Technologies Inc. and Ames Pond LLC for 200 Ames Pond,
          Tewksbury, MA.
 10.27    Lease between Bentall Properties LTD and Westminster          Filed herewith
          Management Corporation and Brooks Automation (Canada) Corp.
          for Crestwood Corporate Centre, Richmond, B.C.
 10.28    Asset Purchase Agreement by and among Brooks Automation,      Filed herewith
          Inc., NexStar Corporation, and Zygo Corporation dated
          December 13, 2001
 12.01    Calculation of Ratio of Earnings to Fixed Charges             Filed herewith
 21.01    Subsidiaries of the Company.                                  Filed herewith
 23.01    Consent of PricewaterhouseCoopers LLP.                        Filed herewith
 23.02    Consent of Ernst & Young LLP, Independent Auditors.           Filed herewith

---------------

 A. Incorporated by reference to the Company's registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

  B. Incorporated by reference to the Company's current report on Form 8-K filed on May 6, 1999.

 C. Incorporated by reference to the Company's current report on Form 8-K filed on July 14, 1999.

 D. Incorporated by reference to the Company's current report on Form 8-K filed on September 15, 1999, and amended on September 29, 2000

  E. Incorporated by reference to the Company's current report on Form 8-K filed on October 15, 1999.

  F. Incorporated by reference to the Company's current report on Form 8-K filed on January 19, 2000.

 G. Incorporated by reference to the Company's registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

 H. Incorporated by reference to the Company's current report on Form 8-K filed on March 1, 2001.

  I. Incorporated by reference to the Company's current report on Form 8-K filed on July 9, 2001.

  J. Incorporated by reference to the Company's current report on Form 8-K filed on July 24, 2001.

 K. Incorporated by reference to the Company's current report on Form 8-K filed on October 19, 2001.

 L. Incorporated by reference to the Company's current report on Form 8-K filed on October 22, 2001.

 M. Incorporated by reference to the Company's current report on Form 8-K filed on October 26, 2001.

 N. Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

 O. Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

  P. Incorporated by reference to the Company's registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

 Q. Incorporated by reference to the Company's current report on Form 8-K filed on January 19, 2000 and amended on February 14, 2000.

 R. Incorporated by reference to the Company's current report on Form 8-K filed on May 29, 2001.

  S. Incorporated by reference to the Company's registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

  T. Incorporated by reference to the Company's annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

 U. Incorporated by reference to the Company's annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

 V. Incorporated by reference to the Company's quarterly report on Form 10-Q filed on February 14, 2000 for the quarterly period ended December 31, 1999.

 W. Incorporated by reference to the Company's annual report on Form 10-K filed on December 22, 2000 for the annual period ended September 30, 2000.

 X. Incorporated by reference to the Company's quarterly report on Form 10-Q filed on February 14, 2001 for the quarterly period ended December 31, 2000.

 Y. Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

  Z. Incorporated by reference to the Company's registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

AA. Incorporated by reference to the Company's registration statement on Form
    S-8 (Registration No. 333-07313) filed on July 1, 1996.

 BB. Incorporated by reference to the Company's registration statement on Form
     S-8 (Registration No. 333-61928) filed on May 30, 2001.

 CC. Incorporated by reference to the Company's registration statement on Form
     S-8 (Registration No. 333-67432) filed on August 13, 2001.

DD. Incorporated by reference to the Schedule 13D filed by the Company on November 2, 2001 with respect to certain shares of PRI Automation, Inc.

EE. Incorporated by reference to the Company's current report on Form 8-K filed on August 7, 1997.

   * Management contract or compensatory plan or arrangement.

 ** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(c) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarterly period ended September 30, 2001:

     (1) Current Report on Form 8-K filed on August 21, 2001 relating to the Company's acquisition of Progressive Technologies, Inc. ("PTI") on July 12, 2001 and the Company's acquisition of Auto-Soft Corporation ("ASC") and AutoSimulations, Inc. ("ASI") on January 6, 2000.

         (i) The following supplementary financial information, restated to give effect to the Company's acquisition of PTI in a pooling of interests transaction effective July 12, 2001, was filed with the Form 8-K:

           - Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended September 30, 2000, 1999 and 1998

           - Report of Independent Accountants -- PricewaterhouseCoopers LLP

           - Report of Independent Auditors -- Ernst & Young

           - Report of Independent Public Accountants -- Arthur Andersen LLP

           - Supplementary Consolidated Balance Sheets as of September 30, 2000 and 1999

           - Supplementary Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998

           - Supplementary Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998

           - Supplementary Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

           - Notes to Supplementary Consolidated Financial Statements for the three years ended September 30, 2000, 1999 and 1998

         (ii) The following supplementary financial information, restated to give effect to the Company's acquisition of PTI in a pooling of interests transaction effective July 12, 2001, was filed with the Form 8-K:

           - Supplementary Consolidated Balance Sheets as of June 30, 2001 (unaudited) and September 30, 2000

           - Supplementary Consolidated Statements of Operations for the nine months ended June 30, 2001 and 2000 (unaudited)

           - Supplementary Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 (unaudited)

           - Notes to Supplementary Consolidated Financial Statements for the nine months ended June 30, 2001 and 2000 (unaudited)

           - Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended June 30, 2001 and 2000

        (iii) The following unaudited pro forma financial information giving effect to the acquisition of ASC and ASI as if the transaction had occurred on October 1, 1999, restated to give effect to the Company's acquisition of PTI in a pooling of interests transaction effective July 12, 2001, was filed with the Form 8-K:

           - Unaudited Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2000

           - Notes to Unaudited Pro Forma Combined Condensed Financial
             Statements

     (2) Current Report on Form 8-K filed on July 24, 2001 relating to the Company's acquisition of PTI on July 12, 2001.

     (3) Current Report on Form 8-K filed on July 9, 2001 relating to the Company's acquisition of the e-Diagnostics product business from KLA-Tencor, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: December 13, 2001                                                   /s/ ROBERT J. THERRIEN
                                                         --------------------------------------------------------
                                                                      Robert J. Therrien, President

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

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----

/s/ ROBERT J. THERRIEN                             Director and President            December 13, 2001
------------------------------------------------   (Principal Executive Officer)
Robert J. Therrien


/s/ ELLEN B. RICHSTONE                             Senior Vice President and         December 13, 2001
------------------------------------------------   Chief Financial Officer
Ellen B. Richstone                                 (Principal Financial Officer)


/s/ STEVEN E. HEBERT                               Principal Accounting Officer      December 13, 2001
------------------------------------------------
Steven E. Hebert


/s/ ROGER D. EMERICK                               Director                          December 13, 2001
------------------------------------------------
Roger D. Emerick


/s/ AMIN J. KHOURY                                 Director                          December 13, 2001
------------------------------------------------
Amin J. Khoury


/s/ JUERGEN GIESSMANN                              Director                          December 13, 2001
------------------------------------------------
Juergen Giessmann


/s/ JOSEPH MARTIN                                  Director                          December 13, 2001
------------------------------------------------
Joseph Martin