Form 10-K/A
period 2001-09-30
BROOKS AUTOMATION INC
filed 2002-01-28
CIK 933974

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                          AMENDMENT NO. 1 TO FORM 10-K

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The following table sets forth certain information with respect to the directors and executive officers of Brooks. When used below, positions held with Brooks include positions held with Brooks' predecessors and subsidiaries.



NAME                      AGE                          POSITION                           DIRECTOR SINCE
- ----                      ---                          --------                           --------------
Robert J. Therrien......  67    Director, President and Chief Executive Officer, Brooks
                                                                                               1989
Roger D.                  62    Director, Brooks
  Emerick(1)(2).........
                                                                                               1993
Amin J. Khoury(1)(2)....  62    Director, Brooks
                                                                                               1994
Juergen Giessmann.......  55    Director, Brooks
                                                                                               1999
Joseph R. Martin(2).....  52    Director, Brooks
                                                                                               2001
Charles M. McKenna......  56    Executive Vice President, Automation Systems Division
                                                                                                N/A
Michael W. Pippins......  41    Senior Vice President, Factory Interface Division
                                                                                                N/A
Ellen B. Richstone......  50    Senior Vice President, Finance and Administration and
                                Chief Financial Officer                                         N/A
Jeffrey A. Cassis.......  48    Senior Vice President, Factory Automation Software
                                Division                                                        N/A


- ---------------


(1)Member of the Brooks compensation committee.



(2)Member of the Brooks audit committee.



     Mr. Robert J. Therrien has been the president, chief executive officer and a director of Brooks since its incorporation in 1989 when he initiated the acquisition of the Brooks Automation Division of Aeronca Electronics, Inc. From 1983 to 1989, Mr. Therrien served as a consultant to Brooks and other firms in the semiconductor industry. From 1972 until its sale to Schlumberger Industries in 1983, Mr. Therrien cofounded and served as chairman and president of Accutest Corporation, a semiconductor automatic test equipment company. Mr. Therrien is currently a director of MKS Instruments, Inc., a supplier of measurement and control components for laboratory and industrial applications throughout the microelectronics industry. Mr. Therrien is also a director of Accent Optical Technologies, Inc., a leading supplier of optoelectronics and silicon process control systems, and All Wet Technologies, Inc., a manufacturer of advanced wet processing systems for the wafer fabrication industry.



     Mr. Roger D. Emerick has been a director of Brooks since October 1993. Mr. Emerick served as a director of Lam Research Corporation, a semiconductor equipment supplier, from 1982 until January 2001, and as chairman of the board of directors of Lam from 1984 to 1997. Mr. Emerick served as president of Lam from 1982 to 1989, and as its chief executive officer from 1982 to August 1997. See "Item 13 -- Certain Relationships and Related Transactions -- Lam Research Corporation." Mr. Emerick is also a director of Electroglas, Inc., a manufacturer of automatic wafer probing equipment.



     Mr. Amin J. Khoury has been a director of Brooks since July 1994. Since 1987, Mr. Khoury has served as chairman of the board of B/E Aerospace, Inc., a designer, manufacturer and marketer of airline interior furnishings. Mr. Khoury is also chairman of the board of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films and extruded polymer nets. In addition, Mr. Khoury is a member of the board of directors of Synthes-Stratec Inc., the world's leading orthopedic trauma company.



     Mr. Juergen Giessmann has been a director of Brooks since October 1999. Mr. Giessmann became a director pursuant to a stockholder agreement in connection with Brooks' acquisition of the Infab division of Jenoptik AG. See "Item
13 -- Certain Relationships and Related Transactions -- Jenoptik Stockholder Agreement." Since 1981, Mr. Giessmann has served M+W Zander Holding AG, a company active in the semiconductor and pharmaceutical markets, in a variety of positions. In 1992 he became its managing director, in charge of sales and marketing, human resources and purchasing divisions. Mr. Giessmann has also served as a member of the Jenoptik AG board of management since M+W's acquisition by Jenoptik AG in October 1994, and in this capacity has been responsible for the Jenoptik Group's semiconductor activities. In January 2000, he was appointed chief executive officer of M+W Zander Holdings AG.



     Mr. Joseph R. Martin has been a director of Brooks since June 2001. Mr. Martin is executive vice president and chief financial officer of Fairchild Semiconductor International, Inc., a global supplier of multi-market products for electronic devices. He began his career at Fairchild in 1979 as manager of financial planning and analysis for the Logic Division and subsequently held various senior financial positions. Prior to becoming executive vice president and chief financial officer of Fairchild, Mr. Martin was vice president of finance, worldwide operations, for National Semiconductor, with responsibilities for all operating divisions, manufacturing sites, and corporate financial planning. See "Item 13 -- Certain Relationships and Related
Transactions -- Fairchild Semiconductor International, Inc." Previously, Mr. Martin was senior vice president and chief financial officer of VTC Incorporated. In addition to his position as a director of Brooks, Mr. Martin is also a member of the board of directors of Fairchild Semiconductor International, Inc. and ChipPAC, Incorporated.



     Mr. Charles M. McKenna, Ph.D., joined Brooks in July 2000 as executive vice president, automation systems division. From April 1999 until January 2000, Mr. McKenna was chief operating officer and chief technology officer for Varian Semiconductor Equipment Associates, a spin-off of Varian Associates, a manufacturer of semiconductor production equipment. Prior to this, Mr. McKenna served in a variety of positions at Varian Associates' Ion Implant Systems business, including general manager from April 1989 to March 1999. From March 1981 to January 1984, Mr. McKenna held various positions at Hughes Research Laboratory. Prior to 1981, Mr. McKenna held various positions at IBM Corporation, Aitken Industries and Commonwealth Scientific Corporation.



     Mr. Michael W. Pippins has served as senior vice president, factory interface division since June 2000. From October 1998 to June 2000, Mr. Pippins served as Brooks' vice president, global operations and business development. Mr. Pippins joined Brooks in March 1992 as its director of sales and marketing and in June 1993 was promoted to vice president, sales and marketing. From 1989 to 1992, Mr. Pippins served as strategic marketing manager for Varian Associates.



     Ms. Ellen B. Richstone joined Brooks in November 1998 as senior vice president, finance and administration, and chief financial officer. From 1997 to November 1998, Ms. Richstone served as executive vice president and chief financial officer of The Frontier Group, a start-up health care provider. From 1992 to 1996, Ms. Richstone served as vice president and chief financial officer of Augat, Inc., a manufacturer of telecommunications, electronics and automotive products. In 1992, Ms. Richstone also served Rohr Inc. as senior vice president and chief financial officer. From 1989 to 1992, Ms. Richstone served as executive vice president and chief financial officer of Honeywell Bull Information Systems, and from 1981 to 1989 she served in various management positions and finally as vice president and treasurer of Data General Corporation.



     Mr. Jeffrey A. Cassis is the former vice president of worldwide sales and marketing for FASTech Integration, Inc. Since the acquisition of FASTech by Brooks in September 1998, Mr. Cassis has assumed all responsibility for the factory automation software division within Brooks as the senior vice president. Before joining FASTech, Mr. Cassis was director of sales and marketing for Intellution, Inc., an industrial automation software company. From 1987 to 1989, Mr. Cassis had marketing responsibility for the industrial automation division at Analog Devices, and prior to that, product marketing management responsibility at The Foxboro Company.



     Each director holds office until the next annual election of directors and until his successor is chosen and qualified or until he sooner dies, resigns, is removed, or becomes disqualified. Each officer generally holds office until the first meeting of the directors after the next annual election of directors and until his successor is chosen and qualified or until he sooner dies, resigns, is removed, or becomes disqualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Securities Exchange Act of 1934 requires Brooks' executive officers and directors, and persons who own more than 10% of Brooks' common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required to furnish Brooks with copies of all Forms 3, 4 and 5 they file.



     Based solely on Brooks' review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for the fiscal year ended September 30, 2001, Brooks believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during Brooks' fiscal year ended September 30, 2001.



ITEM 11.  EXECUTIVE COMPENSATION



     The following Summary Compensation Table sets forth the compensation during the last three fiscal years of each of the chief executive officer, the executive vice president, and the five other most highly compensated executive officers of Brooks.



                           SUMMARY COMPENSATION TABLE



                                                                                                     LONG TERM
                                                                                                   COMPENSATION
                                                                   ANNUAL COMPENSATION                AWARDS
                                                           -----------------------------------   -----------------
                                                                                  OTHER ANNUAL      SECURITIES        ALL OTHER
                                                  YEAR                            COMPENSATION   UNDERLYING OPTION   COMPENSATION
NAME AND PRINCIPAL POSITION                       ENDED    SALARY($)   BONUS($)      ($)(1)           (#)(2)            ($)(3)
- ---------------------------                      -------   ---------   --------   ------------   -----------------   ------------
Robert J. Therrien.............................  9/30/01    467,662         --       42,722           100,000           81,863
  Chief Executive Officer and                    9/30/00    421,108    218,000       40,309           270,000           47,750
  President(5)                                   9/30/99    356,605     95,172       27,513           115,000           35,418
Charles M. McKenna.............................  9/30/01    271,095         --        9,000            15,000           17,580
  Executive Vice President,                      9/30/00     56,058     27,500        2,063            60,000            1,843
  Automation Systems Division(4)                 9/30/99         --         --           --                --               --
Michael W. Pippins.............................  9/30/01    216,253         --       11,663            20,000           10,420
  Senior Vice President, Factory                 9/30/00    204,615     63,000       12,309            27,800            9,857
  Interface Division                             9/30/99    177,500     33,250       10,587            17,000            7,264
Ellen B. Richstone.............................  9/30/01    263,967         --       15,000            30,000           22,720
  Senior Vice President, Finance and             9/30/00    246,298    114,000       26,182            41,000           19,673
  Administration and Chief Financial             9/30/99    192,115     58,150       12,958            60,000           49,322
  Officer(5)
Jeffrey A. Cassis..............................  9/30/01    210,077         --        8,850            30,000           16,838
  Senior Vice President, Factory                 9/30/00         --         --           --                --               --
  Automation Software Division(6)                9/30/99         --         --           --                --               --
James A. Pelusi................................  9/30/01    254,978         --       12,500            15,000           13,607
  Assistant to President(7)                      9/30/00    239,039    100,000       13,399            85,000           13,811
                                                 9/30/99    189,940     45,000        9,538            49,000            6,610
David R. Beaulieu..............................  9/30/01    211,571         --       11,688            20,000           14,681
  Vice President and General                     9/30/00    204,615     63,000       15,231            27,800           13,861
  Manager, Vacuum Business                       9/30/99    178,269     33,250        9,890            19,000           10,617
  Unit(8)


- ---------------


(1)Represents lease and insurance payments made for automobiles used by Messrs. Therrien, Beaulieu, and Pippins, and automobile allowances for Messrs. Cassis, McKenna and Pelusi and Ms. Richstone. Represents reimbursement of interest and associated tax costs related to security transactions for Mr. Beaulieu, Mr. Pelusi and Ms. Richstone in fiscal 2000. Represents tax return preparation fees paid on behalf of Mr. Therrien and Ms. Richstone in fiscal 2000 and Messrs. Therrien, Beaulieu, Cassis, Pelusi and Pippins in fiscal 2001.

(2)Brooks did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive payments to the executive officers named in the table above during fiscal 1999, 2000 or 2001.



(3)"All Other Compensation" above consists of the following:



                                                   YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------   -------   -------
Robert J. Therrien
  401(k) matching contributions................  $  5,063   $ 2,196   $ 1,639
  Life insurance premiums......................    76,800    45,554    33,779
                                                 --------   -------   -------
                                                 $ 81,863   $47,750   $35,418
Charles M. McKenna
  401(k) matching contributions................  $  3,250   $    --        --
  Life insurance premiums......................    14,330        43        --
  Consulting fees..............................        --     1,800        --
                                                 --------   -------   -------
                                                 $ 17,580   $ 1,843        --
Michael W. Pippins
  401(k) matching contributions................  $  5,518   $ 4,926   $ 2,319
  Life insurance premiums......................     4,902     4,931     4,945
                                                 --------   -------   -------
                                                 $ 10,420   $ 9,857   $ 7,264
Ellen B. Richstone
  401(k) matching contributions................  $  5,028   $ 3,489   $ 1,243
  Life insurance premiums......................    17,692    16,184     8,079
  Signing bonus (see "Employment Contracts")...        --        --    40,000
                                                 --------   -------   -------
                                                 $ 22,720   $19,673   $49,322
Jeffrey A. Cassis
  401(k) matching contributions................  $  5,702        --        --
  Life insurance premiums......................    11,136        --        --
                                                 --------   -------   -------
                                                 $ 16,838        --        --
James A. Pelusi
  401(k) matching contributions................  $  4,990   $ 5,173   $ 2,271
  Life insurance premiums......................     8,617     8,638     4,339
                                                 --------   -------   -------
                                                 $ 13,607   $13,811   $ 6,610
David R. Beaulieu
  401(k) matching contributions................  $  5,498   $ 5,507   $ 2,674
  Life insurance premiums......................     9,183     8,354     7,943
                                                 --------   -------   -------
                                                 $ 14,681   $13,861   $10,617



(4)Mr. McKenna joined Brooks in July 2000.



(5)See "Employment Contracts" below. Ms. Richstone's $10,000 guaranteed annual bonus was paid ratably over the fiscal year with her salary.



(6)Mr. Cassis was promoted to senior vice president of factory automation software division on July 2, 2001. Prior to his promotion, Mr. Cassis was not considered an executive officer of Brooks, and therefore his compensation for that period is not provided, except that Brooks has disclosed Mr. Cassis' compensation for all of fiscal 2001.



(7)Mr. Pelusi assumed a reduced role and a change in title at Brooks on July 2, 2001.



(8)Mr. Beaulieu assumed a reduced role with Brooks on August 13, 2001.

COMPENSATION OF DIRECTORS



     Nonemployee directors of Brooks receive $1,000 cash compensation annually, in addition to expenses reasonably incurred, for service on the board. Nonemployee directors who are members of the audit or compensation committees receive $4,000 per year for their services on each committee. If the merger with PRI is approved, the annual cash compensation for nonemployee directors will increase to $20,000 for service on the board, and $5,000 for service on each committee. Each nonemployee director is granted options to purchase 10,000 shares of Brooks common stock on the date he is first elected a director and options to purchase 5,000 shares of common stock on July 1 of each year thereafter pursuant to Brooks' 1993 nonemployee director stock option plan. The board of directors has amended the directors plan to increase the initial and annual grants thereunder to 25,000 and 10,000 shares, of Brooks common stock, respectively, and to provide an additional one-time grant of 15,000 shares to existing nonemployee directors, subject to stockholder approval. Employee directors may elect to participate in Brooks' 1995 employee stock purchase plan and may be granted options under Brooks' 1992 combination stock option plan or Brooks' 2000 combination stock option plan. Nonemployee directors may be granted options under the 1992 combination stock option plan.



INDEMNIFICATION AGREEMENTS



     Brooks has entered into indemnification agreements with each of its directors and anticipates that it will enter into similar agreements with any future directors. Generally, the indemnification agreements attempt to provide the maximum protection permitted by Delaware law with respect to indemnification of the director.



     The indemnification agreements provide that Brooks will pay certain amounts incurred by a director in connection with any civil or criminal action or proceeding, specifically including actions by or in the name of Brooks (derivative suits) where the individual's involvement is by reason of the fact that he is or was a director or officer. Such amounts include, to the maximum extent permitted by law, attorney's fees, judgments, civil or criminal fines, settlement amounts, and other expenses customarily incurred in connection with legal proceedings. Under the indemnification agreements, a director will receive indemnification unless he is found not to have acted in good faith and in a manner he reasonably believed to be in the best interests of Brooks.



EMPLOYMENT CONTRACTS



     Robert J. Therrien. Effective October 1, 2001, Brooks entered into an employment agreement with Robert J. Therrien, its president and chief executive officer, that replaced Mr. Therrien's former agreement, which expired on September 30, 2001. Under the agreement, Mr. Therrien will continue in his role as president and chief executive officer of Brooks for four years. If Mr. Therrien identifies his successor as president and chief executive officer, then Mr. Therrien may become chairman of the board of directors.



     The agreement entitles Mr. Therrien to a minimum annual salary of $500,000. Mr. Therrien's minimum salary will increase to $615,000 upon completion of the proposed merger with PRI. The agreement entitles Mr. Therrien to annual discretionary bonuses determined by the compensation committee.



     The agreement provides that Mr. Therrien will receive monthly supplemental retirement benefits equal to Mr. Therrien's monthly salary in effect as of the date he terminates employment with Brooks. The monthly supplemental retirement benefits will be paid for a period equal to one and one-half times the number of months Mr. Therrien serves Brooks after October 1, 1994. For purposes of calculating these benefits the contract generally provides that Mr. Therrien's annual salary will be no less than $500,000 ($41,667 monthly). As of September 30, 2001, Mr. Therrien had seven years, or 84 months, of credited service. In the event of Mr. Therrien's death or permanent disability, he or his estate has the option of receiving his supplemental retirement compensation over a period of not less than four years. If the merger with PRI is completed, Mr. Therrien's minimum annual salary for purposes of calculating his supplemental retirement benefits will increase to $615,000 ($51,250 monthly) and his supplemental retirement benefit will be paid in a single, lump-sum payment.

     The table below describes the annual supplemental retirement benefits Mr. Therrien would receive given different assumptions regarding his minimum annual salary and time of service after October 1, 1994.



                       SUMMARY RETIREMENT BENEFITS TABLE



                                                        MONTHS OF SERVICE SINCE 10/1/94
                                                        -------------------------------
                             86 MONTHS                96 MONTHS                108 MONTHS               120 MONTHS
  ANNUAL SALARY AT         (MINIMUM AS OF
 TIME OF RETIREMENT          11/30/01)
- ------------------------------------------------------------------------------------------------------------------------
      $500,000                $41,667                  $41,667                  $41,667                  $41,667
   (minimum as of      payable for 129 months   payable for 144 months   payable for 162 months   payable for 180 months
       10/1/01)
      $550,000                $45,833                  $45,833                  $45,833                  $45,833
                       payable for 129 months   payable for 144 months   payable for 162 months   payable for 180 months
      $600,000                $50,000                  $50,000                  $50,000                  $50,000
                       payable for 129 months   payable for 144 months   payable for 162 months   payable for 180 months
      $615,000                $51,250                  $51,250                  $51,250                  $51,250
(minimum if merger is  payable for 129 months   payable for 144 months   payable for 162 months   payable for 180 months
      completed)
      $650,000                $54,167                  $54,167                  $54,167                  $54,167
                       payable for 129 months   payable for 144 months   payable for 162 months   payable for 180 months



     Brooks has established a rabbi trust in connection with Mr. Therrien's supplemental retirement benefits and purchased two insurance policies to fund the payment of the supplemental retirement benefits. Currently, the rabbi trust holds two whole life insurance policies with combined death benefits of $5,000,000 and a combined cash surrender value of approximately $2,300,000. The rabbi trust assets are unsecured and subject to the claims of creditors.



     In addition, Mr. Therrien will participate in all employee welfare and benefit plans normally offered to other Brooks executives, except that he will not participate in any retirement plan other than Brooks' 401(k) plan and will only receive the supplemental retirement benefits. Mr. Therrien is entitled to the use of an automobile during the term of his agreement.



     The employment agreement provides that if Mr. Therrien's employment is terminated without "cause," or if Mr. Therrien terminates his employment for "good reason," he will be entitled to receive his annual salary and bonus for the remaining term of the agreement, continued life insurance coverage until October 1, 2005 and medical, dental and vision insurance for life. The employment agreement provides that cause means Mr. Therrien has: (i) habitually neglected his material duties under the agreement; (ii) perpetrated fraud or embezzlement; or (iii) been finally adjudicated to have committed a felony. The agreement provides that good reason means Mr. Therrien has suffered, without his consent, a reduction in his status at Brooks either through a demotion in his duties or a change in his title.



     If Mr. Therrien is terminated for cause, he will only be entitled to receive his then accrued salary and accrued vacation days and will forfeit all benefits payable under the supplemental retirement benefit.



     In addition, if Mr. Therrien's employment is terminated or he resigns following a change of control, as defined in the agreement, then Brooks is obligated to pay Mr. Therrien a lump sum severance payment equal to three times his base salary and bonus. Mr. Therrien is also entitled to receive other payments and benefits including continuation of life insurance coverage until October 1, 2005 and medical, dental and vision insurance for life.



     In the event of Mr. Therrien's termination or resignation following a change of control, his resignation for good reason or his termination without cause, his stock options will immediately vest and remain exercisable until the earlier of 24 months following his termination or the expiration of the option term. However, the extension of the option exercise period will not apply to any options granted prior to September 30, 2001, if such extension would result in a charge to earnings or other adverse accounting consequence.



     Mr. Therrien is entitled to reimbursement of any "parachute" excise tax imposed on payments under the employment agreement.

     Mr. Therrien's employment agreement also contains noncompetition, nonsolicitation and confidentiality provisions. The noncompetition and nonsolicitation provisions prohibit Mr. Therrien from directly or indirectly competing with, or soliciting employees of, Brooks so long as he is an employee of Brooks and for a period of two years thereafter.



     Ellen B. Richstone. In October 1998, Brooks entered into an employment agreement with Ellen B. Richstone, its Senior Vice President, Finance and Administration and Chief Financial Officer, which entitles Ms. Richstone to a base salary of $225,000 per year, and to participation in the discretionary executive bonus program, as well as a guaranteed annual bonus of $10,000 and a one-time "signing" bonus of $40,000. In the event Ms. Richstone's employment with Brooks is terminated for reasons other than cause, the agreement provides that Ms. Richstone will receive either one year of her then current base salary or $250,000, whichever is greater, and the acceleration of all of her outstanding options.



     The agreement also provides Ms. Richstone with certain other benefits, including an automobile allowance of $15,000 per year, the opportunity to participate in insurance plans, and other employment benefits as may be generally available to senior executives of Brooks. Brooks has entered into an indemnification agreement with Ms. Richstone on the same terms as Brooks' directors. See "-- Indemnification Agreements."



CHANGE IN CONTROL ARRANGEMENTS



     On November 11, 1999, Brooks entered into change of control agreements with certain key employees, including each of its named executive officers other than Mr. Therrien, whose employment contract offers change of control benefits. The board of directors determined that it was in the best interests of Brooks and its stockholders to assure that Brooks have the continued dedication of these persons, notwithstanding the possibility, threat, or occurrence of a change in control of Brooks. The purpose of the agreements is to diminish the inevitable distraction for these persons caused by the personal uncertainties and risks created by a pending or threatened change of control and to encourage their full attention and dedication to Brooks currently and in the event of any threatened or pending change of control. The agreements have terms of five years and automatically renew in five-year increments unless a party to the agreement objects in writing in advance of the renewal. The agreements provide that in the event of a change of control these persons will retain their then current compensation and benefits for the lesser of one year or until terminated for cause. The agreements also provide that the position of such person upon a change of control shall be at least commensurate with the highest position held by such person prior to the change of control, after completion of a six month transitional period. Under the agreements, if the employee is terminated other than for cause, disability or death or if the employee resigns for good reason the employee is entitled to one year of salary in a lump sum payment and the continuation of certain benefits for 18 months. Under Ms. Richstone's change of control agreement, all of her options will vest immediately and she will receive a lump sum payment equal to the greater of $250,000 or her then current base salary if she is terminated other than for cause, disability or death or resigns for good reason in connection with a change of control of Brooks. For purposes of the agreements, cause means willful acts of dishonesty, repeated breaches by the employee of the agreement or the conviction of a felony involving moral turpitude. Good reason includes diminution of the responsibility or position of the employee, Brooks' breach of the agreement or the involuntary relocation of the employee.



INDEMNIFICATION AGREEMENTS



     In February 2000, Brooks entered into indemnification agreements with each of its executive officers not previously covered by such agreements. The indemnification agreements provide that Brooks will pay certain amounts incurred by an officer in connection with any civil or criminal action or proceeding, specifically including actions by or in the name of Brooks where the individual's involvement is by reason of the fact that he is or was an officer. Such amounts include, to the maximum extent permitted by law, attorney's fees, judgments, civil or criminal fines, settlement amounts, and other expenses customarily incurred in connection with legal proceedings. Under the indemnification agreements, an officer will receive indemnification unless he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in the best interests of Brooks.

BONUS PLAN



     Brooks maintains a bonus program for employees, including executive officers, under which such employees may be awarded cash bonuses based upon Brooks' overall financial performance.



STOCK PURCHASE PLAN



     In February 1996, Brooks adopted the 1995 employee stock purchase plan to provide employees of Brooks with additional incentives by permitting them to acquire an equity interest in Brooks through the purchase of shares of Brooks common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.



STOCK OPTION PLANS



     The following tables set forth certain information with respect to the stock options granted to and exercised by the named executive officers during fiscal 2001 and the aggregate number of and value of options exercisable and unexercisable held by the named executive officers during fiscal 2001.



                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                     POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED ANNUAL
                          NUMBER OF        PERCENT OF                                RATES OF STOCK PRICE
                         SECURITIES      TOTAL OPTIONS                              APPRECIATION FOR OPTION
                         UNDERLYING        GRANTED TO                                     TERM($)(2)
                           OPTIONS        EMPLOYEES IN     EXERCISE    EXPIRATION   -----------------------
                        GRANTED(#)(1)     FISCAL YEAR        PRICE        DATE          5%          10%
                        -------------   ----------------   ---------   ----------   ----------   ----------
                                                           ($/SHARE)
Robert J. Therrien....     100,000            6.5           27.563       1/2/08     1,122,091    2,614,949
Charles M. McKenna....      15,000            1.0           27.563       1/2/08       168,314      392,242
Michael W. Pippins....      20,000            1.3           27.563       1/2/08       224,418      522,990
Ellen B. Richstone....      30,000            1.9           27.563       1/2/08       336,627      784,485
Jeffrey A. Cassis.....      10,000            0.6           40.030      7/16/11       251,747      637,975
                            20,000            1.3           27.563       1/2/08       224,418      522,990
James A. Pelusi.......      15,000            1.0           27.563       1/2/08       168,314      392,242
David R. Beaulieu.....      20,000            1.3           27.563       1/2/08       224,418      522,990


- ---------------


(1)Stock options become exercisable at the rate of 25% per year over a four year period commencing one year from the date of grant.



(2)The 5% and 10% assumed rates of annual compounded stock price appreciation are mandated by the rules of the SEC and do not represent Brooks' estimate or projection of future prices of its common stock.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES



                                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                         SHARES                          OPTIONS AT 9/30/01(#)             9/30/01($)(2)
                       ACQUIRED ON       VALUE        ---------------------------   ---------------------------
NAME                   EXERCISE(#)   REALIZED($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                   -----------   --------------   -----------   -------------   -----------   -------------
Robert J. Therrien...    40,500         577,939         58,250         360,000             --        687,988
Charles M. McKenna...        --              --         15,000          60,000             --             --
Michael W. Pippins...    10,000         345,370         40,550          49,350        624,629        101,703
Ellen B. Richstone...     2,000          88,325         23,250          90,750        173,420        400,200
Jeffrey A. Cassis....     9,309         253,803         11,250          72,628        169,650        339,300
James A. Pelusi......    16,997         585,516         31,269         103,538        116,818        379,006
David R. Beaulieu....    12,737         564,995         20,930          52,600        198,052        144,808


- ---------------


(1)The "value realized" reflects the appreciation on the date of exercise (based on the excess of the fair market value of the Brooks common stock on the date of exercise over the exercise price). However, because the named executive officers may keep the shares they acquired upon the exercise of the options (or sell them at a different price), these amounts do not necessarily reflect cash realized upon the sale of those shares.



(2)Based on the closing price of the Brooks common stock on September 28, 2001 on the Nasdaq National Market of $26.59, minus the respective option exercise prices.



1992 COMBINATION STOCK OPTION PLAN



     Under Brooks' 1992 combination stock option plan, which is administered by the compensation committee of the Brooks board of directors, Brooks may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and other options which are not qualified as incentive stock options. Incentive stock options may only be granted to persons who are employees of Brooks at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to Brooks, or persons who are in a position to contribute to the long-term success and growth of Brooks at the time of grant. Options granted under the 1992 plan generally vest over a period of four years. A total of 1,950,000 shares of Brooks common stock were reserved for issuance under the 1992 plan. Of these shares, options on 727,305 shares have been granted and are outstanding and 1,884 shares remain available for grant as of December 7, 2001. In order to align the 1992 plan with its current practices, in January 2000 the board of directors amended the 1992 plan to eliminate Brooks' ability to grant restricted stock under the 1992 plan and to require that all options be granted with exercise prices not less than fair market value.



1993 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN



     The purpose of the 1993 nonemployee director stock option plan is to attract and retain the services of experienced and knowledgeable independent directors of Brooks for the benefit of Brooks and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of Brooks and its stockholders.



1998 EMPLOYEE EQUITY INCENTIVE PLAN



     The purpose of the 1998 employee equity incentive plan, adopted by the board of directors of Brooks in April 1998, is to attract and retain employees and provide an incentive for them to assist Brooks to achieve long-range performance goals, and to enable them to participate in the long-term growth of Brooks. All employees of Brooks, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of Brooks, are eligible to participate in the 1998 plan. As of September 30, 2001, 3,550,000 shares of Brooks common stock were reserved for issuance under the 1998 plan. On October 1, 2001, the board amended the 1998 plan to increase the total number of shares reserved for issuance thereunder to 4,750,000. On that date, the board granted options to purchase 1,605,440 shares under the 1998 plan. Of the shares reserved for issuance under the 1998 plan, options on 4,243,859 shares have been granted and are outstanding and 248,419 shares remain available for grant as of December 7, 2001. In order to align the 1998 plan with its current practices, in January 2000, the board of directors amended the 1998 plan to eliminate Brooks' ability to award nonqualified stock options with exercise prices at less than fair market value.



2000 COMBINATION STOCK OPTION PLAN



     The purposes of the 2000 combination stock option plan are to attract and retain employees and to provide an incentive for them to assist Brooks to achieve long-range performance goals and to enable them to participate in the long-term growth of Brooks. Under the 2000 plan Brooks may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and (ii) options that are not qualified as incentive stock options.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The compensation committee of the board of directors consists of Messrs. Emerick and Khoury. Neither Mr. Emerick nor Mr. Khoury is or was formerly an officer or employee of Brooks. Mr. Therrien, the president and chief executive officer of Brooks, has been delegated the authority to grant options to purchase not more than 9,000 shares of Brooks common stock per employee per fiscal year to employees who are not executive officers on terms that are consistent with the 1992 plan, the 1998 plan and the 2000 plan. Mr. Therrien granted options to purchase an aggregate of 6,750 shares of Brooks common stock in fiscal 2001. Prior to November 1994, all decisions regarding compensation of executive officers were made by the entire board of directors.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The following table provides information regarding the beneficial ownership of Brooks common stock as of December 7, 2001 by:



     - each director of Brooks;



     - each nominee for director of Brooks;



     - each person known by Brooks to be the beneficial owner of more than 5% of its common stock;



     - Brooks' named executive officers;



     - all current executive officers and directors of Brooks as a group; and



     - each of Mitchell G. Tyson and Kenneth M. Thompson (if the merger with PRI is completed, Brooks plans to appoint Messrs. Tyson and Thompson to its board of directors).



     Beneficial ownership is determined according to the rules of the SEC. Except as indicated by footnotes and subject to community property laws, where applicable, the persons named below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The "right to acquire" column reflects beneficial ownership of shares subject to options that may be exercised within 60 days after December 7, 2001.



     The percentage beneficially owned by each person is based upon 19,923,724 shares of Brooks common stock outstanding as of December 7, 2001. The shares that a person has the right to acquire are deemed to be outstanding solely for purposes of calculating that person's percentage ownership.



     The current directors and executive officers of Brooks have entered into voting agreements with PRI in which they agreed to vote all of their shares of Brooks common stock in favor of the approval and adoption of the merger agreement and have executed irrevocable proxies with respect to their shares in favor of PRI. Likewise, the current directors and executive officers of PRI have entered into voting agreements with Brooks in which they agreed to vote all of their shares of PRI common stock in favor of the approval and adoption of the merger agreement and have executed irrevocable proxies with respect to their shares in favor of Brooks.

     Unless otherwise noted below, the address of each person listed in the table is c/o Brooks Automation, Inc., 15 Elizabeth Drive, Chelmsford, Massachusetts 01824.



                                                  NUMBER OF SHARES BENEFICIALLY OWNED
                                                  ------------------------------------    PERCENTAGE
                                                                  RIGHT TO               BENEFICIALLY
NAME OF BENEFICIAL OWNER                          OUTSTANDING     ACQUIRE      TOTAL        OWNED
- ------------------------                          -----------     --------   ---------   ------------
Robert J. Therrien..............................   1,013,848      121,250    1,135,098       5.7%
Charles M. McKenna..............................         561       18,750       19,311         *
Michael W. Pippins(1)...........................      40,815       34,800       75,615         *
Ellen B. Richstone..............................       8,567       52,000       60,567         *
Jeffrey A. Cassis...............................         205       32,500       32,705         *
James A. Pelusi.................................      17,545       51,269       68,814         *
David R. Beaulieu...............................         712       35,680       36,392         *
Roger D. Emerick................................       9,000       31,000       40,000         *
Amin J. Khoury..................................           0       10,000       10,000         *
Juergen Giessmann(2)............................           0        5,000        5,000         *
Joseph R. Martin................................           0            0            0         *
Mitchell G. Tyson(3)............................      91,542       97,858      189,400         *
Kenneth M. Thompson(4)..........................           0       13,000       13,000         *
Mellon Financial Corporation (5)................   1,346,922            0    1,346,922       6.8%
  One Mellon Center
  Pittsburgh, PA 15258
Kopp Investment Advisors, Inc.(6)...............   1,228,897            0    1,228,897       6.2%
  7701 France Avenue South, Suite 500
  Edina, Minnesota 55435
T. Rowe Price Associates, Inc.(7)...............   1,026,600            0    1,026,600       5.2%
  100 East Pratt Street
  Baltimore, Maryland 21202
All directors and executive officers as a
  group(1)(2)(3)(4)(15 persons).................   1,193,023      530,732    1,723,755       8.4%


- ---------------


 * Represents beneficial ownership of less than 1%.



(1)Includes 700 shares held by Mr. Pippins' minor children.



(2)Excludes 791,072 shares held by M+W Zander Holding GmbH, as to which Mr. Giessmann disclaims beneficial ownership. Mr. Giessmann is the chief executive officer of M+W Zander.



(3)For purposes of determining beneficial ownership, assumes the merger is completed, that therefore each share of PRI common stock held by Mr. Tyson is converted to 0.52 shares of Brooks common stock and that options to purchase PRI common stock held by Mr. Tyson have been assumed by Brooks and are exercisable for shares of Brooks common stock. The percentage beneficially owned continues to be based upon 19,923,724 shares of Brooks common stock and does not give effect to the completion of the merger.



(4)For purposes of determining beneficial ownership, assumes the merger is completed and that therefore options to purchase PRI common stock held by Mr. Thompson have been assumed by Brooks and are exercisable for shares of Brooks common stock. The percentage beneficially owned continues to be based upon 19,923,724 shares of Brooks common stock and does not give effect to the completion of the merger.



(5)Mellon Financial Corporation filed a Schedule 13G with the SEC on January 19, 2001 on behalf of itself and Mellon Bank N.A. indicating beneficial ownership of this amount. Mellon Financial Corporation has sole voting power with respect to 1,273,639 shares and shared voting power with respect to 58,583 shares. It has sole dispositive power with respect to 1,329,939 shares and shared dispositive power with respect to 16,983 shares. Mellon Bank N.A. has sole voting power with respect to 878,239 shares, sole dispositive power with respect to 884,639 shares, and shared voting and dispositive power with respect to 13,483 shares.

(6)Kopp Investment Advisors, Inc. filed a Schedule 13G with the SEC on January 31, 2001 on behalf of itself, Kopp Holding Company and LeRoy C. Kopp indicating beneficial ownership of this amount. Of this amount, Kopp Investment Advisors has sole voting power with respect to 450,200 shares and sole dispositive power with respect to 260,000 shares. It exercises investment discretion as to 865,897 shares, although it does not own such shares. Kopp Investment Advisors is wholly owned by Kopp Holding Company, which is wholly owned by LeRoy C. Kopp. Mr. Kopp has sole voting and dispositive power with respect to 103,000 shares.



(7)T. Rowe Price Associates, Inc. filed a Schedule 13G with the SEC on February 6, 2001 indicating beneficial ownership of this amount. Of this amount, T. Rowe Price Associates, Inc. has sole voting power as to 174,900 shares and sole dispositive power as to 1,026,600 shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



LAM RESEARCH CORPORATION



     Purchases by Lam accounted for approximately 12%, 11% and 7% of Brooks' revenues during fiscal 1999, 2000 and 2001, respectively. From 1982 until January 2001, Roger D. Emerick, who serves on Brooks' board of directors, served as a director on Lam's board of directors. There is no agreement or arrangement requiring the election of Mr. Emerick or any other representative of Lam to serve as a director of Brooks.



     Sales to Lam have been made in the ordinary course of Brooks' business, and Brooks believes that the terms of its transactions with Lam have not been less favorable to Brooks than could have been obtained from a party unaffiliated with Brooks purchasing products of similar types and at comparable volumes.



FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.



     On June 11, 2001, Brooks appointed Joseph Martin to its board of directors. Mr. Martin also serves on the board of Fairchild Semiconductor International, a customer of Brooks. Revenues generated from Fairchild Semiconductor for the period from June 11, 2001 through September 30, 2001 were not material to Brooks' consolidated results for fiscal 2001. There is no agreement or arrangement requiring the election of Mr. Martin or any other representative of Fairchild Semiconductor to serve as a director of Brooks.



     Sales to Fairchild Semiconductor have been made in the ordinary course of Brooks' business, and Brooks believes that the terms of the transactions with Fairchild Semiconductor have not been less favorable to Brooks than could have been obtained from a party unaffiliated with Brooks purchasing products of similar types and at comparable volumes.



JENOPTIK STOCKHOLDER AGREEMENT



     On September 30, 1999, Brooks acquired substantially all of the assets and assumed certain of the liabilities of the Infab Division of Jenoptik AG in exchange for 914,286 shares of Brooks common stock issued to Jenoptik's subsidiary M+W, subject to a 5% holdback and to adjustment. As part of this acquisition, Brooks appointed Juergen Giessmann, a member of the board of directors of Jenoptik, to Brooks' board of directors pursuant to a stockholder agreement dated September 30, 1999 among Brooks, Jenoptik, M+W, and Robert J. Therrien. Under the stockholder agreement, until Jenoptik no longer holds all its shares purchased from Brooks in this transaction, or until September 30, 2004, whichever occurs first, Brooks agreed to nominate a reasonably acceptable candidate of Jenoptik to Brooks' board of directors in each election of Brooks' directors, and Robert J. Therrien agreed to vote all his shares in favor of such nominees for election to the board of directors. These voting obligations of Brooks and Mr. Therrien expired in fiscal 2001 when Jenoptik sold some of its shares of Brooks common stock. Jenoptik agreed to cause M+W to vote in favor of the other candidates to Brooks' board of directors nominated by Brooks' existing board. Jenoptik also agreed to cause M+W to vote for other matters in accordance with the recommendation of a majority of the Brooks board. Jenoptik agreed not to buy or sell shares of the common stock except in specified circumstances. Jenoptik further agreed to share certain information with Brooks regarding upcoming factory automation projects, to give Brooks a right of first refusal as a supplier and to award Brooks an exclusive supply contract with guaranteed, minimum gross margin of at least $15 million in connection with an upcoming project.

Jenoptik and Brooks also entered into a one year transitional services agreement, pursuant to which Jenoptik agreed to allow Brooks to occupy space at its Jena, Germany manufacturing facility and to receive support services from Jenoptik. Brooks agreed to reimburse Jenoptik for the provision of space and support services at cost. This transitional services agreement was extended through December 2002.



     On October 16, 2000, the parties amended the agreement to permit the removal of the transfer restrictions with respect to an aggregate of 868,572 shares of Brooks common stock held by Jenoptik, and the grant by Brooks of certain registration rights under the Securities Act of 1933, as amended, with respect to such shares. In consideration for a payment of $5.1 million, Brooks released certain claims for indemnification against Jenoptik and agreed as soon as commercially reasonable after January 15, 2001 to register 434,286 shares of Brooks common stock held by Jenoptik. Brooks has further agreed to register an additional 434,286 shares as soon as commercially reasonable after October 15, 2002. The amendment released Jenoptik from the requirement to award Brooks the exclusive contract with guaranteed gross margins and Jenoptik released its claims to the 5% holdback.



DAIFUKU STOCKHOLDER AGREEMENT



     On January 6, 2000, Brooks completed the acquisition of Auto-Soft Corporation and AutoSimulations, Inc. from their sole stockholder, Daifuku America Corporation, the U.S. affiliate of Daifuku Co., Ltd., for $27 million in cash, 535,404 shares of Brooks common stock and issuance of a note in the amount of $16 million which was repaid on January 5, 2001. The note was unsecured and bore interest at 4% per year. As part of the transaction, Daifuku America Corporation and Daifuku Co., Ltd. entered into a stockholder agreement with Brooks under which they agreed to take such action as may be required so that all voting securities of Brooks owned by them and their affiliates (i) are represented at all meetings and (ii) are voted in accordance with the recommendation of Brooks' board of directors. The stockholder agreement also restricted Daifuku from buying or selling shares of Brooks common stock except in specified circumstances. A separate registration rights agreement granted Daifuku certain registration rights for the stock it received in the transaction. The parties also entered into a series of technology cross-licensing arrangements related to the technology of the two acquired companies and Daifuku which, in some cases, provide most favored customer terms. Daifuku America Corporation has sold all its shares of Brooks common stock.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


BROOKS AUTOMATION, INC.


Date: January 28, 2002                                                    /s/ ELLEN B. RICHSTONE
                                                         --------------------------------------------------------
                                                                            Ellen B. Richstone
                                                                         Senior Vice President of
                                                                        Finance and Administration
                                                                       and Chief Financial Officer