Form 10-Q
period 2001-12-31
BROOKS AUTOMATION INC
filed 2002-02-14
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended: December 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (December 31, 2001):

   Common stock, $0.01 par value                 19,952,621 shares

                             BROOKS AUTOMATION, INC.

                                      INDEX


                                                                                     PAGE NUMBER
                                                                                     -----------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

            Consolidated Balance Sheets as of December 31, 2001 (unaudited)
                and September 30, 2001                                                   3

            Consolidated Statements of Operations for the three months
                ended December 31, 2001 and 2000 (unaudited)                             4

            Consolidated Statements of Cash Flows for the three months ended
                December 31, 2001 and 2000 (unaudited)                                   5

            Notes to Consolidated Financial Statements (unaudited)                       6

Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  39


PART II.    OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                      40

Signatures                                                                              41

                             BROOKS AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                                   2001            2001
                                                                                ---------       ---------
                                                                               (UNAUDITED)
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets
  Cash and cash equivalents                                                     $ 130,151       $ 160,239
  Marketable securities                                                            40,013          43,593
  Accounts receivable, net, including related party receivables of $54 and
    $32, respectively                                                              85,937          93,565
  Inventories                                                                      54,450          49,295
  Prepaid expenses and other current assets                                        12,460           9,836
  Deferred income taxes                                                            25,679          26,608
                                                                                ---------       ---------
    Total current assets                                                          348,690         383,136

Property, plant and equipment
  Buildings and land                                                               31,910          31,910
  Computer equipment and software                                                  38,593          38,497
  Machinery and equipment                                                          17,552          17,349
  Furniture and fixtures                                                           11,391          11,240
  Leasehold improvements                                                           11,062          10,069
  Construction in progress                                                         14,508          11,026
                                                                                ---------       ---------
                                                                                  125,016         120,091
  Less:  Accumulated depreciation and amortization                                (55,528)        (53,632)
                                                                                ---------       ---------
                                                                                   69,488          66,459
Long-term marketable securities                                                   132,474         125,887
Goodwill                                                                           86,665          60,128
Intangible assets, net                                                             55,760          40,788
Deferred income taxes                                                              21,167          19,280
Other assets                                                                       16,156          14,026
                                                                                ---------       ---------

        Total assets                                                            $ 730,400       $ 709,704
                                                                                =========       =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                 $  19,249       $  17,122
  Current portion of long-term debt                                                    79             392
  Accounts payable                                                                 15,018          18,595
  Deferred revenue                                                                 13,411          15,507
  Accrued compensation and benefits                                                16,036          12,835
  Accrued acquisition-related and restructuring costs                               2,530           3,702
  Accrued income taxes payable                                                      8,006           7,691
  Deferred income taxes                                                               514             423
  Accrued expenses and other current liabilities                                   28,540          24,706
                                                                                ---------       ---------
    Total current liabilities                                                     103,383         100,973

Long-term debt                                                                    175,564         175,031
Deferred income taxes                                                               5,536           6,546
Accrued long-term restructuring                                                     1,426           1,559
Other long-term liabilities                                                           772             664
                                                                                ---------       ---------
        Total liabilities                                                         286,681         284,773
                                                                                ---------       ---------

Commitments and contingencies (Note 10)

Minority interests                                                                    705             762
                                                                                ---------       ---------

Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
    issued and outstanding                                                             --              --
  Common stock, $0.01 par value, 43,000,000 shares authorized, 19,952,621
    and 18,903,165 shares issued and outstanding, respectively                        200             189
  Additional paid-in capital                                                      503,853         471,991
  Deferred compensation                                                            (1,618)             (5)
  Accumulated other comprehensive loss                                             (6,267)         (2,586)
  Accumulated deficit                                                             (53,154)        (45,420)
                                                                                ---------       ---------
        Total stockholders' equity                                                443,014         424,169
                                                                                ---------       ---------

        Total liabilities, minority interests and stockholders' equity          $ 730,400       $ 709,704
                                                                                =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                          2001               2000 (1)
                                                                        --------            ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Product, including related party revenues of $48 and
    $10,859, respectively                                               $ 42,718            $  91,839
  Services                                                                18,737               19,552
                                                                        --------            ---------
    Total revenues                                                        61,455              111,391
                                                                        --------            ---------

Cost of revenues
  Product                                                                 24,407               47,128
  Services                                                                12,934               13,644
                                                                        --------            ---------
  Total cost of revenues                                                  37,341               60,772
                                                                        --------            ---------

Gross profit                                                              24,114               50,619
                                                                        --------            ---------

Operating expenses
  Research and development                                                14,134               13,579
  Selling, general and administrative                                     18,905               23,770
  Amortization of acquired intangible assets                               3,633                5,693
  Acquisition-related and restructuring charges                              100                   --
                                                                        --------            ---------
    Total operating expenses                                              36,772               43,042
                                                                        --------            ---------

Income (loss) from operations                                            (12,658)               7,577
Interest income                                                            2,844                3,956
Interest expense                                                           2,598                  206
Other income (expense), net                                                  553                 (841)
                                                                        --------            ---------

Income (loss) before income taxes and minority interests                 (11,859)              10,486
Income tax provision (benefit)                                            (4,068)               5,028
                                                                        --------            ---------

Income (loss) before minority interests                                   (7,791)               5,458
Minority interests in income (loss) of consolidated subsidiaries             (57)                 (57)
                                                                        --------            ---------

Net income (loss)                                                         (7,734)               5,515
Accretion and dividends on preferred stock                                    --                  (30)
                                                                        --------            ---------

Net income (loss) attributable to common stockholders                   $ (7,734)           $   5,485
                                                                        ========            =========

Earnings (loss) per share
  Basic                                                                 $  (0.39)           $    0.31
  Diluted                                                               $  (0.39)           $    0.30

Shares used in computing earnings (loss) per share
  Basic                                                                   19,886               17,592
  Diluted                                                                 19,886               18,391


(1) Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.


        The accompanying notes are an integral part of these consolidated financial statements.

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                2001               2000 (1)
                                                                             ---------            ---------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $  (7,734)           $   5,515
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                7,486                8,823
    Compensation expense related to common stock options                           368                    8
    Provision for losses on accounts receivable                                    145                  362
    Provision for inventory obsolescence                                           482                  628
    Deferred income taxes                                                       (1,581)                (697)
    Amortization of debt discount                                                  211                   --
    Minority interests                                                             (57)                 (57)
    Loss on disposal of long-lived assets                                           40                   --
    Changes in operating assets and liabilities:
      Accounts receivable                                                       15,409              (12,236)
      Inventories                                                                3,411               (8,115)
      Prepaid expenses and other current assets                                  1,190                  397
      Accounts payable                                                          (6,914)               2,780
      Deferred revenue                                                          (2,062)              (1,025)
      Accrued compensation and benefits                                          3,031               (1,970)
      Accrued acquisition-related and restructuring costs                       (1,305)                 (28)
      Accrued expenses and other current liabilities                           (10,504)               4,046
                                                                             ---------            ---------
          Net cash provided by (used in) operating activities                    1,616               (1,569)
                                                                             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                       (4,485)              (5,120)
Acquisition of businesses, net of cash acquired                                (26,836)              (1,244)
Purchases of marketable securities                                             (13,189)             (37,295)
Sale/maturity of marketable securities                                          10,182                   --
(Increase) decrease in other assets                                              3,004               (2,630)
                                                                             ---------            ---------
          Net cash used in investing activities                                (31,324)             (46,289)
                                                                             ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations                          (443)                (148)
Proceeds from issuance of common stock, net of issuance costs                      572                1,070
                                                                             ---------            ---------
          Net cash provided by financing activities                                129                  922
                                                                             ---------            ---------

Elimination of net cash activities on pooling of interest transaction               --               (1,119)
                                                                             ---------            ---------

Effects of exchange rate changes on cash and cash
  equivalents                                                                     (509)                (176)
                                                                             ---------            ---------

Net decrease in cash and cash equivalents                                      (30,088)             (48,231)
Cash and cash equivalents, beginning of period                                 160,239              133,636
                                                                             ---------            ---------

Cash and cash equivalents, end of period                                     $ 130,151            $  85,405
                                                                             =========            =========


(1) Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

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

      The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2001.

      On December 15, 2001, the Company acquired Fab Air Control ("Fab Air"), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation ("Zygo Group"). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company ("Tec-Sem"). Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. ("GPI"). GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141"). Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

      The Company made several acquisitions during fiscal year 2001 which were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"): KLA-Tencor, Inc.'s e-Diagnostics product line infrastructure ("e-Diagnostics") on June 26, 2001; CCS Technology, Inc. ("CCST") on June 25, 2001, SimCon N.V. ("SimCon") on May 15, 2001; SEMY Engineering, Inc. ("SEMY") on February 16, 2001 and substantially all of the assets of a software and service distributor in Japan ("ASI-Japan"). The Company's Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

      Certain amounts in previously issued financial statements have been reclassified to conform to current presentation.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


      On October 23, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire PRI Automation, Inc. ("PRI"). Pursuant to the Merger Agreement and subject to the terms and conditions contained therein, holders of each share of PRI common stock will receive
      0.52 shares of the Company's common stock.

      The merger, which is expected to close in late March or April of 2002, is contingent upon the fulfillment of certain conditions as provided in the Merger Agreement including, but not limited to, all required regulatory approvals, the approval of the merger by the stockholders of PRI and the approval of the issuance of the Company's common stock in the merger by the stockholders of the Company.

      PRI supplies advanced factory automation systems, software, and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective October 1, 2001. The Company will perform an annual impairment test of goodwill, required under FAS 142, as at the end of each fiscal year.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, excess component order cancellation costs, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      The Company has made a number of acquisitions and identified significant intangible assets and goodwill. Intangible assets are amortized over their estimated useful life and goodwill is subject to annual impairment testing. The carrying value and realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate. If the Company's expectations of future results are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

      The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

2.    BUSINESS ACQUISITIONS

      POOLING OF INTERESTS TRANSACTION

      On July 12, 2001, the Company acquired PTI in exchange for 715,004 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests. PTI is engaged in the development, production and distribution of airflow regulation systems for clean room and process equipment in the semiconductor industry.

      The accompanying consolidated financial statements and notes thereto for the three months ended December 31, 2000 have been restated to include the financial position and results of operations for PTI.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



      The results of operations previously reported by the separate companies prior to the acquisition of PTI and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

                                               Three months ended
                                               December 31, 2000
                                               -----------------
      Revenues
          Brooks Automation, Inc.                   $107,578
          Progressive Technologies, Inc.               3,813
                                                    --------
                                                    $111,391
                                                    ========
      Net income
          Brooks Automation, Inc.                   $  4,979
          Progressive Technologies, Inc.                 536
                                                    --------
                                                    $  5,515
                                                    ========


      PURCHASE TRANSACTIONS

      Fab Air

      On December 15, 2001, the Company acquired Fab Air, a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. In consideration, the Company paid $1.1 million of cash and incurred $0.3 million of transaction costs. The transaction was accounted for as a purchase of assets in accordance with FAS 141. The excess of purchase price over fair value of net tangible assets acquired of $1.4 million has been recorded as completed technology, with an estimated useful life of three years, and will be amortized using the straight-line method. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results.

      Zygo Group

      On December 13, 2001, the Company acquired the Zygo Group, located in Florida. The Zygo Group is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems, and reticle handling solutions for the semiconductor industry. In consideration, the Company paid $11.4 million of cash. The transaction was accounted for as a purchase of assets in accordance with FAS 141.

      A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to identifiable intangible assets, which the Company estimates will have a weighted average useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Finalization of the allocation of excess of purchase price over the fair value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values. Pro forma results of operations are not presented as the amounts are not

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



      material compared to the Company's historical results. A summary of the transaction is as follows (in thousands):

      Consideration:
        Cash, net of cash acquired                                    $11,413
        Transaction costs                                                 160
                                                                      -------
              Total consideration                                      11,573
        Fair value of net tangible assets acquired                      3,541
                                                                      -------
        Preliminary excess of fair value over net tangible
        assets acquired                                                 8,032
        Preliminary allocation of excess purchase price to
        identifiable intangible assets                                  4,016
                                                                      -------
        Preliminary allocation of excess purchase price to
        goodwill                                                      $ 4,016
                                                                      =======

      Tec-Sem

      On October 9, 2001, the Company acquired Tec-Sem, a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. In consideration, the Company paid $12.9 million of cash and issued 131,750 shares of Brooks common stock with a market value of $4.3 million at the time of issuance, subject to post-closing adjustments. The Company also granted 25,000 shares of common stock with a market value of $0.8 million at the time of issuance, to certain key non-owner employees of Tec-Sem, which were accounted for as additional purchase price.

      A portion of the excess of purchase price over fair value of net liabilities assumed was allocated on a preliminary basis to identifiable intangible assets, which the Company estimates will have a weighted average useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at lease annually. Finalization of the allocation of excess of purchase price over the fair value of net liabilities assumed to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results. A summary of the transaction is as follows (in thousands):



      Consideration:
        Cash, net of cash acquired                                       $12,677

        Common stock                                                       5,077
        Transaction costs                                                    257
                                                                         -------
              Total consideration                                         18,011
        Fair value of net liabilities assumed                                194
                                                                         -------
        Preliminary excess of fair value over net liabilities
        assumed                                                           18,205
        Preliminary allocation of excess purchase price to
        identifiable intangible assets                                     9,103
                                                                         -------
        Preliminary allocation of excess purchase price to
        goodwill                                                         $ 9,102
                                                                         =======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



      GPI

      On October 5, 2001, the Company acquired substantially all of the assets of GPI in exchange for 850,000 shares of Brooks common stock, with a market value of $26.2 million at the time of issuance, subject to post-closing adjustments, and $0.2 million of cash. GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry.

      A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to identifiable intangible assets, which the Company estimates will have a weighted average useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Finalization of the allocation of the excess of purchase price over fair value of net assets acquired to identifiable intangible assets and goodwill will be made upon completion of the analysis of their fair values. A summary of the transaction is as follows (in thousands):

      Consideration:
      Common stock                                                  $26,222
      Cash                                                              177
      Transaction costs                                                 674
                                                                    -------
            Total consideration                                      27,073
      Fair value of net tangible assets acquired                      5,887
                                                                    -------
      Preliminary excess of fair value over net tangible
      assets acquired                                                21,186
      Preliminary allocation of excess purchase price to
      identifiable intangible assets                                 10,856
                                                                    -------
      Preliminary allocation of excess purchase price to
      goodwill                                                      $10,330
                                                                    =======


      On February 16, 2001, the Company acquired SEMY, a wholly owned subsidiary of Semitool, Inc. The following pro forma results of operations for the three months ended December 31, 2000 have been prepared as though the acquisitions of GPI and SEMY had occurred as of October 1, 2000. No pro forma adjustments were required to the results of operations for the three months ended December 31, 2001, as the results of operations for GPI for the five days from October 1, 2001 through October 5, 2001 are not material to the Company's results of operations; they are provided below for comparative purposes only. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of that date or of results of operations that may occur in the future (in thousands except per share data):


                                                           Three months ended
                                                              December 31,
                                                       2001                 2000
                                                     -----------------------------
      Revenues                                       $ 61,455             $122,626
      Net income (loss)                              $ (7,734)            $  4,842
      Earnings (loss) per share (diluted)            $  (0.39)            $   0.25

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



3.    GOODWILL AND INTANGIBLE ASSETS

      The Company has elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company recorded amortization expense of $3.7 million for its amortizable intangible assets for the three months ended December 31, 2001. Estimated future amortization expense on the intangible assets recorded by the Company as of December 31, 2001 is as follows (in thousands):


      Year ended September 30,
        2002                        $ 16,200
        2003                        $ 16,100
        2004                        $ 15,000
        2005                        $  6,100
        2006                        $  2,360


      The changes in the carrying amount of goodwill for the quarter ended December 31, 2001 are as follows (in thousands):


                                                        Tool                Factory             Factory
                                                     Automation            Interface           Automation
                                                       Systems             Solutions            Solutions              Total
                                                       -------             ---------            ---------              -----
      Balance at September 30, 2001                     $ 4,751             $ 24,138             $ 31,239             $ 60,128
      Adjustments to goodwill:
        Reclassify assembled workforces to
        goodwill                                            450                1,059                5,066                6,575
        Acquisitions and purchase accounting
        adjustments                                         (24)              20,087                   21               20,084
        Foreign currency translation                        (67)                  (5)                 (50)                (122)
                                                        -------             --------             --------             --------
      Balance at December 31, 2001                      $ 5,110             $ 45,279             $ 36,276             $ 86,665
                                                        =======             ========             ========             ========


      The information below gives effect to the adoption of FAS 142 as if the provisions had been adopted as of October 1, 2000. The results for the three months ended December 31, 2001 are presented for comparative purposes only, as the effect of the adoption of FAS 142 is reflected in the Company's actual results of operations for that period (in thousands, except per share data):

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued


                                                                         Three months ended
                                                                            December 31,
                                                                     2001                  2000
                                                                  --------------------------------
      Net income (loss) attributable to common
       stockholders                                               $   (7,734)           $    5,485
      Add back goodwill  and assembled workforces
        amortization                                                      --                 4,871
                                                                  ----------            ----------
        Adjusted net income (loss)                                $   (7,734)           $   10,356
                                                                  ==========            ==========

      Basic earnings (loss) per share
        Reported earnings (loss) per share                        $    (0.39)           $     0.31
        Goodwill and assembled workforces amortization                    --                  0.28
                                                                  ----------            ----------
          Adjusted basic earnings (loss) per share                $    (0.39)           $     0.59
                                                                  ==========            ==========

      Diluted earnings (loss) per share
        Reported earnings (loss) per share                        $    (0.39)           $     0.30
        Goodwill and assembled workforces amortization                    --                  0.26
                                                                  ----------            ----------
          Adjusted diluted earnings (loss) per share              $    (0.39)           $     0.56
                                                                  ==========            ==========


      Components of the Company's identifiable intangible assets, including preliminary allocation of the identifiable intangible assets recorded in connection with the acquisitions of the Zygo Group, Tec-Sem and GPI are as follows (in thousands):

                                                  December 31, 2001                   September 30, 2001
                                            -----------------------------        ------------------------------
                                                              Accumulated                          Accumulated
                                              Cost           Amortization           Cost           Amortization
                                            -----------------------------        ------------------------------
      Patents                               $ 4,747            $ 2,569            $ 4,579            $ 2,422
      Completed technology                   54,217              7,234             31,575              4,081
      License agreements                        678                203                678                170
      Trademarks and trade names              3,898                877              2,426                648
      Non-competition agreements              3,264                815              2,133                591
      Customer relationships                  1,305                653              1,305                571
      Assembled workforces                       --                 --             10,590              4,015
                                            -------            -------            -------            -------
                                            $68,109            $12,351            $53,286            $12,498
                                            =======            =======            =======            =======

      The Company is required to complete the first step of the transitional impairment testing of goodwill required under the provisions of FAS 142 by the filing of the Form 10-Q for the quarter ended March 31, 2002. The Company is currently evaluating this impairment test and until completed it is possible that there may be an impairment of goodwill. Any impairment of goodwill arising under this transition testing will be recorded as a cumulative change in accounting principle within the statement of operations.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



4.    EARNINGS (LOSS) PER SHARE

      Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                            Three months ended
                                                                                December 31,
                                                                          2001                 2000
                                                                        -----------------------------
      Basic earnings (loss) per share:
       Net income (loss)                                                $ (7,734)            $  5,515
       Accretion and dividends on preferred stock                             --                  (30)
                                                                        --------             --------
       Net income (loss) attributable to common stockholders
                                                                        $ (7,734)            $  5,485
                                                                        ========             ========
       Weighted average common shares outstanding                         19,886               17,592
                                                                        ========             ========
           Basic earnings (loss) per share                              $  (0.39)            $   0.31
                                                                        ========             ========

      Diluted earnings (loss) per share:
       Net income (loss) attributable to common stockholders
                                                                        $ (7,734)            $  5,515
                                                                        ========             ========
       Weighted average common shares outstanding                         19,886               17,592
       Dilutive stock options and warrants                                    --                  799
                                                                        --------             --------
       Weighted average common shares outstanding for
        purposes of computing diluted earnings (loss) per
        share                                                             19,886               18,391
                                                                        ========             ========
           Diluted earnings (loss) per share                            $  (0.39)            $   0.30
                                                                        ========             ========


      Options to purchase and assumed conversions totaling approximately 4.3 million shares of common stock were excluded from the computation of diluted loss per share for the three months ended December 31, 2001, as their effect would be anti-dilutive. Options to purchase approximately 2.3 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2000, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.


5.    COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment, which is the only component of the Company's accumulated other comprehensive loss. The Company's comprehensive loss for the three months ended December 31, 2001 was $11,415,000. Comprehensive income was $4,666,000 for the three months ended December 31, 2000.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



6.    SEGMENT AND GEOGRAPHIC INFORMATION

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

      The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related charges are excluded from the segments' operating income (loss). The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred taxes, acquired intangible assets, goodwill, all assets of the Company's Securities Corporation and investments in subsidiaries. The Company's Securities Corporation holds the Company's investments in marketable securities and is fully consolidated.

      Financial information for the Company's business segments is as follows (in thousands):


                                                         Tool               Factory             Factory
                                                      Automation           Interface           Automation
                                                        Systems            Solutions            Solutions               Total
                                                     ---------------------------------------------------------------------------
      Three months ended December 31, 2001
        Revenues                                      $  20,387             $ 17,830             $ 23,238             $  61,455
        Gross margin                                  $   6,486             $  4,697             $ 12,931             $  24,114
        Operating income (loss)                       $  (2,532)            $ (3,250)            $ (3,143)            $  (8,925)

      Three months ended December 31, 2000
        Revenues                                      $  57,837             $ 28,357             $ 25,197             $ 111,391
        Gross margin                                  $  22,077             $ 11,774             $ 16,768             $  50,619
        Operating income                              $  11,311             $  1,775             $    184             $  13,270

      Assets
        December 31, 2001                             $ 170,407             $ 84,491             $ 32,472             $ 287,370
        September 30, 2001                            $ 200,172             $ 41,608             $ 44,832             $ 286,612


      It is impractical to disclose revenues from external customers for each product or service or each group of products or services, as the Company has a considerable number of products and services it provides to its customer under its reported segments.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



      A reconciliation of the Company's reportable segment operating income
      (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2001 and 2000 is as follows (in thousands):

                                                                Three months ended
                                                                    December 31,
                                                              2001                2000
                                                            ----------------------------
      Segment operating income (loss)                       $ (8,925)            $13,270
      Amortization of acquired intangible assets               3,633               5,693
      Acquisition-related charges                                100                  --
                                                            --------             -------
         Total operating income (loss)                      $(12,658)            $ 7,577
                                                            ========             =======


      A reconciliation of the Company's reportable segment assets to the corresponding consolidated amounts as of December 31, 2001 and September 30, 2001 is as follows (in thousands):

                                              December 31,      September 30,
                                                 2001                2001
                                              -------------------------------
      Segment assets                           $287,370            $286,612
      Deferred tax asset                         46,846              45,888
      Acquired intangible assets                 53,835              32,353
      Goodwill                                   86,665              66,703
      Securities Corporation assets             255,684             278,148
                                               --------            --------
                                               $730,400            $709,704
                                               ========            ========


      Net revenues by geographic area are as follows (in thousands):

                                    Three months ended
                                       December 31,
                                 2001                2000
                               -----------------------------
      North America            $ 24,205            $ 63,061
      Asia/Pacific               17,624              28,416
      Europe                     19,626              19,914
                               --------            --------
                               $ 61,455            $111,391
                               ========            ========


      It is impractical to disclose information by products and services due to the considerable number of products and services the Company provides its customers within each geographic area.

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



7.    SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

      On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also a director of one of the Company's customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the three months ended December 31, 2001 were approximately $50,000. The amounts due from this customer included in accounts receivable at December 31, 2001 and September 30, 2001 were $54,000 and $32,000, respectively.

      One of the Company's directors had previously also been a director of one of the Company's customers. On January 23, 2001, this individual resigned his position with the Company's customer. Accordingly, this customer is not considered a related party in subsequent reporting periods. Revenues recognized from this customer in the three months ended December 31, 2000 were $10.9 million.

      The Company had one customer that accounted for more than 10% of revenues in the three months ended December 31, 2001. Revenues from that customer comprised 10.3% of revenues for the period. The Company had no customers that accounted for more than 10% of revenues in the three months ended December 31, 2000.

      Pricing and significant contract terms offered to related parties are on the same terms as offered to third parties. Related party amounts included in accounts receivable are on standard terms and manner of settlement.


8.    ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

      The Company reported $0.1 million of acquisition-related charges for the three months ended December 31, 2001, primarily legal and accounting fees incurred for the acquisition of PTI. The Company did not record any acquisition-related and restructuring charges in the three months ended December 31, 2000.

      The activity related to the Company's acquisition-related and restructuring liabilities during the three months ended December 31, 2001, is below (in thousands):


                                  Balance           Charged                                  Balance
                                September 30,          To                                  December 31,
                                    2001             Expense           Utilization            2001
                                    ----             -------           -----------            ----
      Facilities                   $3,309            $    --             $   (25)            $3,284
      Workforce-related             1,952                 --              (1,280)               672
      Other                            --                100                (100)                --
                                   ------            -------             -------             ------
                                   $5,261            $   100             $(1,405)            $3,956
                                   ======            =======             =======             ======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



9.    OTHER BALANCE SHEET INFORMATION

      Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

                                                           December 31,      September 30,
                                                              2001               2001
                                                           -------------------------------
             Accounts receivable                             $92,142            $99,679
             Less allowances                                   6,205              6,114
                                                             -------            -------
                                                             $85,937            $93,565
                                                             =======            =======

             Inventories
                Raw materials and purchased parts            $38,063            $35,021
                Work-in-process                               13,473             12,099
                Finished goods                                 2,914              2,175
                                                             -------            -------
                                                             $54,450            $49,295
                                                             =======            =======


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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



BASIS OF PRESENTATION

On December 15, 2001, the Company acquired Fab Air Control ("Fab Air"), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation ("Zygo Group"). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company ("Tec-Sem"). Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. ("GPI"). GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141"). Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

The Company made several acquisitions during fiscal year 2001 which were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"):
KLA-Tencor, Inc.'s e-Diagnostics product line infrastructure ("e-Diagnostics") on June 26, 2001; CCS Technology, Inc. ("CCST") on June 25, 2001, SimCon N.V. ("SimCon") on May 15, 2001; SEMY Engineering, Inc. ("SEMY") on February 16, 2001 and substantially all of the assets of a software and service distributor in Japan ("ASI-Japan"). The Company's Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

RECENT DEVELOPMENTS

On October 23, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire PRI Automation, Inc. ("PRI"). Pursuant to the Merger Agreement and subject to the terms and conditions contained therein, holders of each share of PRI common stock will receive 0.52 shares of the Company's common stock.

The merger, which is expected to close in the third quarter of fiscal 2002, is contingent upon the fulfillment of certain conditions as provided in the Merger Agreement including, but not limited to, all required regulatory approvals, the approval of the merger by the stockholders of PRI and the approval of the issuance of the Company's common stock in the merger by the stockholders of the Company.

PRI supplies advanced factory automation systems, software, and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



RESULTS OF OPERATIONS

The Company's business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM's, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company's revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn, which began to impact the Company in the third quarter of fiscal 2001, affecting both revenues and gross margins. As a result of this downturn, the Company anticipates continued lower shipments of its products in fiscal 2002, compared to fiscal 2001. During fiscal 2001, the Company had taken selective cost reduction actions in many areas of its business in response to this ongoing downturn. These cost management initiatives included reductions to headcount, salary and wage reductions and reduced spending. Although the Company continues to take a proactive approach to cost management in response to this downturn, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, such as its infrastructure, customer support and new products.

Three Months Ended December 31, 2001, Compared to Three Months Ended December 31, 2000

The Company reported a net loss of $7.7 million for the three months ended December 31, 2001, compared to net income of $5.5 million in the same period of the prior year. The results for the three months ended December 31, 2001 include $3.6 million of amortization of acquired intangible assets and $0.1 million of acquisition-related and restructuring costs. The results for the prior year period include $5.7 million of amortization of acquired intangible assets. There were no acquisition-related and restructuring costs recorded in the three months ended December 31, 2000.

Revenues

The Company reported revenues of $61.5 million in the three months ended December 31, 2001, compared to $111.4 million in the same prior year period. The overall decrease in revenues is principally attributable to the current downturn in the semiconductor industry, partially offset by approximately $6 million in incremental revenue from acquisitions.

The Company's tool automation systems segment reported revenues of $20.4 million in the three months ended December 31, 2001, a decrease of 64.7% from the same prior year period. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $1 million of incremental revenues from acquisitions. The Company's factory interface solutions segment reported a decrease in revenues of 37.1%, to $17.8 million, in the three month period ended December 31, 2001, compared to the three months ended December 30, 2000. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $3 million of incremental revenues from acquisitions. The Company's factory automation solutions segment reported revenues of $23.2 million in the three months ended December 31, 2001, a decrease of 7.8% from the same prior year period. The decrease resulting from the downturn in the semiconductor industry was partially offset by approximately $2 million of incremental revenues from acquisitions.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



Product revenues decreased $49.1 million, to $42.7 million, in the three months ended December 31, 2001, compared to $91.8 million in the three months ended December 31, 2000. The decrease is attributable to the downturn currently affecting the semiconductor industry, partially offset by incremental revenues of approximately $5 million from acquisitions.

Service revenues for the three months ended December 31, 2001 were $18.7 million, a decrease of $0.8 million, or 4.2%, from the three months ended December 31, 2000. The decrease is primarily attributable to the current industry downturn, partially offset by incremental revenues from acquisitions approximating $1 million.

Foreign revenues were $37.3 million, or 60.6% of revenues, and $50.4 million, or 45.2% of revenues, in the three month periods ended December 31, 2001 and 2000, respectively. The Company's expanded global presence through its recent acquisitions and expanded sales and marketing activities, combined with reduced sales in the United States due to the current industry downturn, has contributed to the increase in international revenues as a percentage of total revenues. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues will remain a major component of the Company's total revenues.

Gross Margin

Gross margin decreased to 39.2% for the three months ended December 31, 2001, compared to 45.4% for the same prior year period. The overall decrease in gross margin is primarily attributable to lower revenue levels which are a result of the current downturn affecting the semiconductor industry. These lower revenue levels impact cost absorption, exerting downward pressure on gross margins.

The Company's tool automation systems segment gross margin decreased to 31.8% for the three months ended December 31, 2001, from 38.2% in the comparable prior year period. The change is the net result of the impact of the industry downturn, partially offset by changes in product mix. Gross margin for the Company's factory interface solutions segment was 26.3% for the three months ended December 31, 2001, compared to 41.5% in the same prior year period. The decrease is primarily the result of changes in product and services mix, combined with the current downturn in the semiconductor industry. The Company's factory automation solutions segment gross margin decreased to 55.6% in the three months ended December 31, 2001, from 66.6% in the comparable year period. The decrease is primarily attributable to changes in product and services mix; specifically, a decrease in higher margin license revenues partially offset by an increase in lower margin service revenues.

Gross margin on product revenues was 42.9% for the three months ended December 31, 2001, a decrease from 48.7% in the same prior year period. The decrease is primarily attributable to the current semiconductor industry downturn and the resulting downward pressure on sales volume, pricing and margins. Gross margin on service revenues was 31.0% for the three months ended December 31, 2001, a slight increase from 30.2% for the three months ended December 31, 2000.

Research and Development

Research and development expenses for the three months ended December 31, 2001 were $14.1 million, an increase of $0.5 million, compared to $13.6 million in the three months ended December 31, 2000. Research

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



and development expenses increased as a percentage of revenues in the three months ended December 31, 2001, to 23.0%, compared to 12.2% in the same prior year period. The increase in these expenditures as a percentage of revenues for this three month period is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The increase in absolute spending is associated with the Company's recent acquisitions, which accounted for approximately $2 million of research and development expense in the three months ended December 31, 2001. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

Selling, General and Administrative

Selling, general and administrative expenses were $18.9 million for the three months ended December 31, 2001, a decrease of $4.9 million, compared to $23.8 million in the same prior year period. However, selling, general and administrative expenses increased as a percentage of revenues in the three months ended December 31, 2001, to 30.8%, from 21.3% in the comparable prior year period. The increase in these expenditures as a percentage of revenues for the three months ended December 31, 2001, is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The decrease in absolute spending reflects the impact of the Company's ongoing cost reduction actions and synergies from recent acquisitions. These acquisitions accounted for approximately $2 million of the Company's selling, general and administrative expense in the three months ended December 31, 2001.

Amortization of Acquired Intangible Assets

Amortization expense for acquired intangible assets totaled $3.6 million in the three months ended December 31, 2001, and relates to the identifiable intangible assets recorded by the Company for the acquisitions of GPI, Tec-Sem and the Zygo Group in the current fiscal year, the e-Diagnostics product line, CCST, SimCon, SEMY and ASI-Japan in the prior fiscal year, ASC, ASI and MiTeX in fiscal 2000, Infab, Domain and Hanyon in fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets, including goodwill, was $5.7 million in the three months ended December 31, 2000. The Company has elected to early adopt the provisions of FAS 142. Accordingly, effective October 1, 2001, the Company ceased the amortization of goodwill. The reduction in amortization of acquired intangible assets for the three months ended December 31, 2001, compared to the same prior year period reflects this change.

Acquisition-related Charges

The Company reported $0.1 million of acquisition-related charges for the three months ended December 31, 2001, primarily legal and accounting fees incurred for the acquisition of PTI. The Company did not record any acquisition-related and restructuring charges in the three months ended December 31, 2000. The activity related to the Company's acquisition-related and restructuring liabilities during the three months ended December 31, 2001, is below (in thousands):


                                  Balance           Charged                                 Balance
                                September 30,          to                                 December 31,
                                    2001             expense           Utilization            2001
                                    ----             -------           -----------            ----
      Facilities                   $3,309            $    --             $   (25)            $3,284
      Workforce-related             1,952                 --              (1,280)               672
      Other                            --                100                (100)                --
                                   ------            -------             -------             ------
                                   $5,261            $   100             $(1,405)            $3,956
                                   ======            =======             =======             ======

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



Interest Income and Expense

Interest income decreased by $1.1 million, to $2.8 million, in the three months ended December 31, 2001, compared to the same prior year period, primarily as a result of lower interest rates coupled with slightly lower balances available for investment. Interest expense of $2.6 million for the three months ended December 31, 2001, is primarily comprised of $2.4 million related to the Company's Convertible Subordinated Notes and imputed interest expense on the notes payable related to the Company's recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million. Interest expense of $0.2 million in the prior year period is primarily related to the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI. This note was paid in full on January 5, 2001.

Income Tax Provision (Benefit)

The Company recorded a net income tax benefit of $4.1 million for the three months ended December 31, 2001 and income tax expense of $5.0 million in the comparable prior year period. The tax benefit is attributable to the loss in the current quarter. The prior year period tax provision is attributable to federal, state and foreign income taxes. Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

The Company has recorded a deferred tax asset of $40.8 million. Realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards, which will expire at various dates through 2022. Although realization is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized. The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized. While current economic conditions, including a current quarter book loss, provide some evidence that the deferred tax assets may not be fully realized, the cyclical nature of the industry sector and recent historical experience of income provide objective positive evidence that the deferred tax assets are recoverable. The Company believes that its efforts to right-size the business in the fourth quarter of fiscal 2001 and the recent acquisitions in the first quarter of the current fiscal year will be important factors in achieving future profitability. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced. The Company estimates that the significant net reversing temporary difference will be available for use through 2022. Additionally, other significant reversing temporary differences will be available for use through 2036. Therefore, the Company estimates that its annual future taxable income must average $2.1 million per year during the carryforward period to fully realize the benefit of the net deferred tax asset.

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $130.2 million at December 31, 2001, a decrease of $30.1 million from September 30, 2001. This decrease in cash and cash equivalents is primarily due to $26.8 million of payments for the Company's recent acquisitions, including $12.9 million relating to Tec-Sem and $11.6 million relating to the Zygo Group.

Cash provided by operations was $1.6 million for the three months ended December 31, 2001, and is primarily attributable to an adjustment to the Company's net loss for depreciation and amortization of $7.5 million, coupled with a decrease in accounts receivable of $15.4 million. These amounts were partially offset by decreases in accounts payable and accrued expenses and other current liabilities of $6.9 million and $10.5 million, respectively.

Cash used in investing activities was $31.3 for the three months ended December 31, 2001, and is principally comprised of $12.9 million for the acquisition of Tec-Sem, net of cash acquired, $11.6 million for the acquisition of the Zygo Group, net of cash acquired, $2.3 million for other acquisitions, net of cash acquired, $4.5 million used for capital additions and $13.2 million invested in marketable securities. These expenditures were partially offset by sale of $10.2 million of the Company's investments in marketable securities.

Cash provided by financing activities was $0.1 million, and is comprised of $0.6 million of cash from the exercise of options to purchase the Company's common stock, partially offset by $0.5 million for the payment of long-term debt.

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

The Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO") on May 2, 2000. The Company transferred all of its outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At December 31, 2001, $1.1 million of the facility was in use, all of it for letters of credit.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective October 1, 2001. The Company will perform an annual impairment test of goodwill, required under FAS 142, as at the end of each fiscal year.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

   You should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and you could lose all or part of the money you paid to buy our common stock.

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

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



                   RISK FACTORS RELATING TO BROOKS' OPERATIONS

BROOKS' SALES VOLUME SUBSTANTIALLY DEPENDS ON THE SALES VOLUME OF BROOKS' ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND ON INVESTMENT IN MAJOR CAPITAL EXPANSION PROGRAMS, RETROFITS AND UPGRADES BY END USER SEMICONDUCTOR MANUFACTURING COMPANIES.

   Brooks sells a majority of its tool automation products to original equipment manufacturers that incorporate Brooks' products into their equipment. Therefore, Brooks' revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. Approximately 40% of Brooks' total revenue for the quarter ended December 31, 2001 and approximately 56% of Brooks' total revenue in fiscal 2001 comes from sales to original equipment manufacturers.

   Brooks also generates significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits and upgrades. Brooks' revenues depend, in part, on continued capital investment by semiconductor manufacturing companies. Approximately 60% of Brooks' total revenue for the quarter ended December 31, 2001 and approximately 44% of Brooks' total revenue in fiscal 2001 comes from sales to semiconductor manufacturing companies.

BROOKS RELIES ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF ITS REVENUES AND BUSINESS.

   Brooks receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect Brooks' revenue, business and reputation. Sales to Brooks' ten largest customers accounted for approximately 39% of total revenues in the quarter ended December 31, 2001, 37% of total revenues in fiscal 2001 and 43% of total revenues in fiscal 2000.

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

   Sales to customers outside North America accounted for approximately 61% of Brooks' total revenues in the quarter ended December 31, 2001, 50% in fiscal 2001, 48% in fiscal 2000 and 43% in fiscal 1999. Brooks anticipates that international sales will continue to account for a significant portion of its revenues. Many of Brooks' vendors are located in foreign countries. As a result of its international business operations, Brooks is subject to various risks, including:

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

   Brooks believes that the primary competitive factors in the end user semiconductor manufacturer market for factory automation and process control solutions are product functionality, price/performance, ease of use, ease of integration and installation, hardware and software platform compatibility, costs to support and maintain, vendor reputation and financial stability. The relative importance of these competitive factors may change over time. Brooks directly competes in this market with various competitors, including Applied Materials-Consilium, IBM, Si-view, Compaq, TRW, Camstar and numerous small, independent software companies. Brooks also competes with the in-house software staffs of semiconductor manufacturers like NEC, Texas Instruments and Intel. Most of those manufacturers have substantially greater resources than Brooks does.

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

BROOKS' BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF GENERAL SIGNAL OR APPLIED MATERIALS.


   Brooks received notice from General Signal Corporation twice in 1992 and once in 1994, alleging certain of Brooks' tool automation systems products that Brooks sells to semiconductor process tool manufacturers infringed General Signal's patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by Brooks, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents. Brooks cannot guarantee that it would prevail in any litigation by Applied Materials seeking damages or expenses from Brooks or to enjoin Brooks from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to Brooks on reasonable terms, if at all. A material portion of Brooks' revenues for the quarter ended December 31, 2001 and fiscal 2001 derive from the products that General Signal originally alleged infringed its patent rights.

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

BROOKS' BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF ASYST TECHNOLOGIES,
INC.

   Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other parties (collectively, the "defendants"), claiming that products of the defendants, including IridNet, infringe Asyst's patents. This ongoing litigation may ultimately affect certain products sold by Brooks. Brooks has received notice that Asyst may amend its complaint to name Brooks as an additional defendant. Based on

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


Brooks' investigation of Asyst's allegations, Brooks does not believe it is infringing any claims of Asyst's patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in prosecuting its case, Asyst may seek to prohibit Brooks from developing, marketing and using the Iridnet product without a license. Because patent litigation can be extremely expensive, time-consuming, and its outcome uncertain, Brooks may seek to obtain licenses to the disputed patents. Brooks cannot guarantee that licenses will be available to it on reasonable terms, if at all. If a license from Asyst is not available, Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks may face litigation with Asyst. Such litigation could be costly and would divert Brooks management's attention and resources. In addition, even though sales of IridNet comprise a small percentage of Brooks' revenues, if Brooks does not prevail in such litigation, Brooks could be forced to pay damages or amounts in settlement. Jenoptik has indemnified Brooks for losses Brooks may incur in this action.

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

                             BROOKS AUTOMATION, INC.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at December 31, 2001, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.


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

                             BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are included herein:

            Exhibit No.        Description
            -----------        -----------

                               None


      (b) The following reports on Form 8-K were filed during the quarterly period ended December 31, 2001:

            (1) Current Report on Form 8-K filed on October 19, 2001, relating to the Company's acquisition of General Precision, Inc.

            (2) Current Report on Form 8-K filed on October 23, 2001, relating to the Company's acquisition of Tec-Sem A.G.

            (3) Current Report on Form 8-K filed on October 26, 2001, relating to the announcement of the Company's entering into an Agreement and Plan of Merger with PRI Automation, Inc.
                  ("PRI") to acquire PRI.

            (4) Current Report on Form 8-K/A, Amendment No. 1 to Form 8-K, filed on December 7, 2001, relating to the Company's acquisition of General Precision, Inc.

                  (i) The following audited financial statements of General Precision, Inc. were filed with the Form 8-K/A:

                        -     Report of Independent Accountants

                        -     Balance Sheets as of June 30, 2001 and December
                              31, 2000

                        - Statements of Operations for the six months ended June 30, 2001 and the year ended December 31, 2000

                        - Statements of Shareholder's Equity for the six months ended June 30, 2001 and the year ended December 31, 2000

                        - Statements of Cash Flows for the six months ended June 30, 2001 and the year ended December 31, 2000

                        -     Notes to the Audited Financial Statements

                  (ii) The following unaudited pro forma financial information giving effect to the acquisition of General Precision as if the transaction had occurred on June 30, 2001 for purposes of the balance sheet and October 1, 1999 for purposes of the statement of operations was filed with the Form 8-K/A:

                        - Pro Forma Combined Condensed Balance Sheet as of June 30, 2001

                        - Pro Forma Combined Condensed Statement of Operations for the nine months ended June 30, 2001

                        - Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2000

                        - Notes to Pro Forma Combined Condensed Financial Statements

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BROOKS AUTOMATION, INC.







DATE: February 13, 2002               /s/ Robert J. Therrien
                                      ----------------------
                                      Robert J. Therrien
                                      Director and President
                                      (Principal Executive Officer)







DATE: February 13, 2002               /s/ Ellen B. Richstone
                                      ----------------------
                                      Ellen B. Richstone
                                      Senior Vice President of Finance and
                                      Administration and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX



  Exhibit No.         Description
  -----------         -----------

                      None