Form 10-K/A
period 2001-09-30
BROOKS AUTOMATION INC
filed 2002-04-04
CIK 933974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                          AMENDMENT NO. 2 TO FORM 10-K

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


     Relatively few customers account for a substantial portion of Brooks' revenues. In fiscal 2000 and fiscal 1999, Lam Research Corporation ("Lam") was the Company's largest customer. In fiscal 2001, Novellus Systems, Inc. ("Novellus") was the Company's largest customer. Sales to Novellus, Lam and the Company's ten largest customers, including Novellus and Lam, as a percentage of total sales, are as follows:



                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Ten largest customers                                          37%       40%       49%
Novellus Systems, Inc.                                         10%        7%        9%
Lam Research Corporation                                        7%       11%       12%


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

     Brooks' sale of its products for the flat panel display process equipment market is heavily dependent upon its penetration of the Japanese market. Brooks continues to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, Brooks may be at a competitive disadvantage to Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor and flat panel display process equipment manufacturers. The Japanese semiconductor and flat panel display process equipment markets are difficult for foreign companies to penetrate.

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

     Brooks had received notice from General Signal Corporation twice in 1992 and once in 1994, alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of Brooks' products. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents.

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

BACKLOG

     Backlog for Brooks' products as of September 30, 2001 and 2000, totaled $102.7 million and $119.6 million, respectively. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for the Company's tool automation systems segment, factory interface solutions segment and factory automation solutions segment was $37.4 million, $24.5 million and $40.8 million, respectively, at September 30, 2001. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. During fiscal 2001, $11.1 million of backlog orders were cancelled. Backlog as of any particular date should not be relied upon as indicative of Brooks' revenues for any future period. A substantial percentage of current business generates no backlog because the Company delivers its products and services in the same period in which the order is received.

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


YEAR ENDED SEPTEMBER 30,                 2001(4)    2000(1)(2)   1999(1)(3)    1998(1)    1997(1)
------------------------                 --------   ----------   -----------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                 $381,716    $337,184     $122,957     $123,459   $133,827
Gross profit                             $152,384    $160,725     $ 55,152     $ 37,280   $ 56,739
Income (loss) from operations            $(43,904)   $ 20,084     $(11,822)    $(29,190)  $ (1,362)
Income (loss) before income taxes and
  minority interests                     $(36,523)   $ 28,444     $(10,448)    $(27,917)  $ (2,857)
Net income (loss)                        $(29,660)   $ 15,109     $ (9,534)    $(23,268)  $ (3,324)
Accretion and dividends on preferred
  stock                                  $     90    $    120     $    774     $  1,540   $  1,125
Net income (loss) attributable to
  common stockholders                    $(29,750)   $ 14,989     $(10,308)    $(24,808)  $ (4,449)
Basic earnings (loss) per share          $  (1.65)   $   0.96     $  (0.89)    $  (2.32)  $  (0.54)
Diluted earnings (loss) per share        $  (1.65)   $   0.88     $  (0.89)    $  (2.32)  $  (0.54)
Shares used in computing basic earnings
  (loss) per share                         18,015      15,661       11,542       10,687      8,230
Shares used in computing diluted
  earnings (loss) per share                18,015      17,192       11,542       10,687      8,230



AS OF SEPTEMBER 30,                         2001     2000(1)    1999(1)    1998(1)    1997(1)
-------------------                       --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total assets                              $703,831   $519,786   $197,300   $160,143   $181,967
Working capital                           $288,036   $306,836   $106,803   $105,210   $120,067
Notes payable and revolving credit
  facilities                              $ 17,122   $ 16,350   $  6,183   $  4,717   $  4,070
Current portion of long-term debt and
  capital lease obligations               $    392   $    524   $    544   $    523   $  1,379
Convertible subordinated notes            $175,000   $     --   $     --   $     --   $     --
Long-term debt and capital lease
  obligations (less current portion) and
  senior subordinated note                $     31   $    332   $  6,732   $  9,118   $  6,264
Redeemable convertible preferred stock    $     --   $  2,601   $  2,481   $  5,923   $ 15,270
Members' capital                          $     --   $     --   $    930   $  1,134   $    195
Stockholders' equity                      $424,169   $415,284   $137,913   $115,794   $127,722



                                                      FIRST        SECOND       THIRD       FOURTH
YEAR ENDED SEPTEMBER 30, 2001                       QUARTER(1)   QUARTER(1)   QUARTER(1)   QUARTER
-----------------------------                       ----------   ----------   ----------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                             $111,391     $111,987     $96,814     $ 61,524
Gross profit                                         $ 50,619     $ 48,866     $45,068     $  7,831
Net income (loss)                                    $  5,515     $ (2,592)    $   518     $(33,101)
Net income (loss) attributable to common
  stockholders                                       $  5,485     $ (2,622)    $   488     $(33,101)
Diluted earnings (loss) per share                    $   0.30     $  (0.15)    $  0.03     $  (1.76)

                                                      FIRST        SECOND       THIRD        FOURTH
YEAR ENDED SEPTEMBER 30, 2000                       QUARTER(1)   QUARTER(1)   QUARTER(1)   QUARTER(1)
-----------------------------                       ----------   ----------   ----------   ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                             $57,632      $83,543      $92,877      $103,132
Gross profit                                         $28,588      $38,880      $43,315      $ 49,942
Net income                                           $ 3,434      $ 2,427      $ 3,322      $  5,926
Net income attributable to common stockholders       $ 3,404      $ 2,397      $ 3,292      $  5,896
Diluted earnings per share                           $  0.24      $  0.15      $  0.17      $   0.31


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


     On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. ("GPI"), in exchange for 850,000 shares of Brooks common stock, with a market value of approximately $26 million at the time of issuance, subject to post-closing adjustments. GPI, located in Valencia, California, is a supplier of high-end mini-environment solutions for the semiconductor industry.


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

YEAR ENDED SEPTEMBER 30, 2001, COMPARED TO YEAR ENDED SEPTEMBER 30, 2000


     The Company reported a net loss of $29.7 million for the year ended September 30, 2001, compared to net income of $15.1 million in the previous year. The results for the year ended September 30, 2001, include $30.2 million of amortization of acquired intangible assets, $9.3 million of restructuring and acquisition-related charges and $17.2 million of other charges. These other charges, recorded in the fourth quarter, include $13.7 million recorded to cost of product sales, comprised of $13.1 million for reserves for excess and obsolete: inventories, demonstration equipment removed from service and physical inventory adjustments and $0.6 million for additional warranty reserves; $1.0 million of accelerated amortization of research and development expense; and $2.5 million of sales, general and administrative expense for additional accounts receivable allowances.



     The Company fully reserves for inventories deemed obsolete. Obsolete inventory is disposed of on a periodic basis through the use of third party asset reclamation firms. The Company performs periodic reviews of all inventory items to identify excess inventories on hand. The Company performs an analysis comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems, in an effort to estimate excess quantities on hand. Because of the significant decline in revenues in the last half of fiscal 2001 and the expected continuation of depressed demand in the first half of fiscal 2002, the Company projected a shortfall in usage and recorded the resulting charge in the fourth quarter of fiscal 2001. The reserve for excess and obsolete inventories recorded in the fourth quarter was $9.4 million, which included approximately $1.5 million for non-cancelable purchase order obligations for items deemed excess or obsolete. This inventory affected was across several hardware product lines in the tool automation and factory interface segments. During the quarter ended September 30, 2001, the Company reviewed all open purchase orders with the affected vendors across the various segments of the Company and cancelled orders where possible. The Company had provided $2.3 million for excess inventories in the first three quarters of fiscal 2001 as a result of the periodic reviews performed by the Company.



     The Company performs an annual physical inventory at all locations holding inventory. As a result of the physical inventory count and reconciliation, the Company recorded an adjustment of $2.5 million to reduce the carrying value of its inventories. Included in the process of the physical count is the review of demonstration equipment inventory. As a result of this review, the Company recorded an adjustment of $1.2 million for excess and idle demonstration equipment inventory.



     The Company accrues for warranty obligations related to its hardware products. The Company's warranty period ranges from 12 to 24 months depending upon the product line or specific customer obligations. The required reserve is derived from customer return and repair data along with past shipment data for the related product lines. Due to increased warranty return repair costs during the second half of fiscal 2001 of certain products under warranty, the Company determined that additional warranty reserves of $0.6 million were required, which it recorded in the fourth quarter of the fiscal 2001.



     The Company capitalized certain costs related to in-house software development during the first half of the reported year consistent with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." Consistent with SOP 98-1, the Company performed a review at fiscal year-end of the projects for which the Company capitalized costs. Based upon this review, the Company determined that the related projects, particularly in considering the industry slowdown in the second half of the year and the expected continuing slowdown no longer provided the Company with incremental and substantial benefit and were cancelled. As a result, $1.0 million of capitalized costs were expensed.



     The Company has experienced a continued deterioration across both its end user and OEM customer base in its receivable aging and a resultant increase in its day sales outstanding, driven by the overall slowdown in the industry. The Company has increased its reserves against receivables due to collection issues caused by the slowdown.


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


     The Company reported revenues of $381.7 million in the year ended September 30, 2001, compared to $337.2 million in the previous year, a 13.2% increase. The increase in revenues is principally attributable to incremental revenue from acquisitions and the strength in the first half of fiscal 2001 in both the original equipment manufacturer ("OEM") and end user markets, partially offset by lower revenues in the second half of the fiscal year. The Company's net revenues, excluding the impact of acquisitions, increased 10.8% in the year ended September 30, 2001, compared to the prior year.



     The Company's tool automation systems segment reported revenues of $171.3 million in the year ended September 30, 2001, an increase of 2.1% from the prior year. This increase is primarily attributable to growth in the vacuum business area earlier in fiscal 2001, partially offset by lower revenues in the last two quarters of fiscal 2001. The Company's factory interface solutions segment reported an increase in revenues of 11.1%, to $97.8 million, in the year ended September 30, 2001, compared to the prior year, reflecting in part the strong growth in the Company's Standard Mechanical Interface Facilities ("SMIF") and Front Opening Uniform Pod ("FOUP") product lines, partially offset by lower revenues at PTI. The Company's fiscal 2001 acquisitions did not materially affect either its tool automation systems segment or its factory interface solutions segment. The Company's factory automation solutions segment reported revenues of $112.6 million in the year ended September 30, 2001, an increase of $31.1 million, or 38.3%, from the prior year. This growth is principally attributable to internal growth, the acquisition of ASC and ASI on January 6, 2000 and the acquisition of SEMY on February 16, 2001. Net revenues for the factory automation solutions segment, excluding the impact of fiscal 2001 acquisitions, increased by $23.5 million, or 28.9%, in fiscal 2001, compared to fiscal 2000.



     Product revenues increased $7.4 million, to $291.7 million, in the year ended September 30, 2001, from $284.4 million in the previous fiscal year. This growth is directly attributable to the Company's recent acquisitions. Excluding acquisitions, combined product revenues remained flat from fiscal 2000 to fiscal 2001, due primarily to the slowdown in the semiconductor industry in the second half of fiscal 2001. Service revenues increased $37.2 million, or 70.4%, to $90.0 million. This increase is primarily attributable to internal growth, the acquisition of ASC and ASI on January 6, 2000, which accounted for approximately $14 million of the increase in service revenues over fiscal year 2000, and increased spare parts sales to both end user and OEM customers.


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

  GROSS MARGIN


     Gross margin decreased to 39.9% for the year ended September 30, 2001, compared to 47.7% for the previous year. Excluding other charges of $13.7 million referred to above, the Company's gross margin was 43.5% for the year ended September 30, 2001. This change is primarily a result of increased services revenues related to end user sales combined with lower software product revenues and increased unabsorbed manufacturing costs. The Company's tool automation systems segment gross margin decreased to 31.4% in the year ended September 30, 2001, from 42.1% in the prior year. Excluding other charges of $4.9 million, gross margin for the tool automation systems segment in the year ended September 30, 2001 was 34.3%. The decrease is primarily the result of product and customer mix, coupled with the effects of the current downturn in the semiconductor industry and the resultant impacts of excess manufacturing capacity. Gross margin for the Company's factory interface solutions segment was 26.4% for the year ended September 30, 2001, a decrease from 39.0% in the prior year. Excluding other charges of $8.1 million, gross margin for this segment was 34.6%. The decrease is primarily due to inefficiencies for new products, combined with excess manufacturing capacity resulting from the current downturn in the semiconductor industry. The Company's factory automation solutions gross margin for the year ended September 30, 2001 decreased to 64.6%, compared to 68.6% in the prior year. Excluding other charges of $0.7 million, gross margin for the year ended September 30, 2001 was 65.3%. The decrease is primarily attributable to product and services mix; specifically, a decrease in higher margin software product license revenues partially offset by increased lower margin service revenues.



     Gross margin on product revenues was 42.9% for the year ended September 30, 2001, compared to 50.4% for the prior year. Excluding other charges aggregating $13.7 million, gross margin on product revenues was 47.6% for the year ended September 30, 2001. The decrease is primarily attributable to lower software license product revenues and increased field support personnel associated with end user projects, coupled with the effects of the current downturn in the semiconductor industry, which impact pricing and cause lower absorption of manufacturing fixed costs.



     Gross margin on service revenues decreased to 30.2% for the year ended September 30, 2001, from 33.0% in the previous year. The decrease is primarily a result of business mix, combined with the pricing pressure of the end user services business and the effects of the current downturn in the semiconductor industry on the Company's fixed cost absorption.


     In future years, gross margin may be adversely affected by changes in product mix and/or price competition.

  RESEARCH AND DEVELOPMENT


     Research and development expenses for the year ended September 30, 2001, were $60.9 million, an increase of $16.8 million, compared to $44.1 million in the previous year. Research and development expenses also increased as a percentage of revenues, to 16.0%, from 13.1% in the prior year. Excluding other charges of $1.0 million, research and development expenses were 15.7% of revenues in the current year. The increase in absolute spending is the result of research and development expense aggregating $3.7 million related to the Company's fiscal 2001 acquisitions, as well as incremental spending associated with the launch of new products. The increase in these expenditures as a percentage of revenues is attributable in part to the downturn currently affecting the semiconductor industry, which began to impact the Company during the quarterly period ended March 31, 2001. To a lesser extent, this increase is attributable to higher spending levels associated with the Company's recent acquisitions. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.


  SELLING, GENERAL AND ADMINISTRATIVE


     Selling, general and administrative expenses were $95.9 million for the year ended September 30, 2001, an increase of $18.5 million, compared to $77.4 million in the previous year. Selling, general and administrative expenses increased as a percentage of revenues, to 25.1% in the year ended September 30, 2001, from 23.0% in the previous year. Excluding other charges of $2.5 million, selling, general and administrative expenses were 24.5% of revenues in the year ended September 30, 2001. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs of $3.4 million associated with the Company's recently completed acquisitions, and infrastructure improvements, while the increase as a percentage of revenues is attributable primarily to the downturn currently affecting the semiconductor industry. The Company expects that future expenditure levels will continue at or above current levels to support its worldwide sales and administrative organizations.


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

  ACQUISITION-RELATED AND RESTRUCTURING COSTS


     The Company recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. The acquisition-related costs relate to transaction costs, principally legal, accounting and investment banking fees, incurred for acquisitions, comprised of $2.0 million for the July 12, 2001 acquisition of PTI and $1.9 million for aborted acquisitions. On September 5, 2001, the Company's Board of Directors approved a formal plan of restructure in response to the current downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million is related to workforce reductions of approximately 140 employees which is expected to be paid in 2002 and $3.4 million for the consolidation and strategic focus realignment of several facilities, of which $0.1 million was paid in 2001, $1.7 million is expected to be paid in 2002 and $1.6 million in the subsequent years. These measures were largely intended to align the Company's capacity and infrastructure to anticipated customer demand. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations. Acquisition-related charges of $0.6 million in the year ended September 30, 2000, relate primarily to transaction costs in connection with the acquisition of Irvine Optical.


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



     The Company has recorded a deferred tax asset of $38.9 million. Realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards, which will expire at various dates through 2021. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized. While current economic conditions, including a current year book loss, provide evidence that the deferred tax assets may not be fully realized, the cyclical nature of the industry sector and recent historical experience of income provide objective positive evidence that the deferred tax assets are recoverable. The Company believes that its efforts to right-size the business in the fourth quarter of fiscal 2001 will be an important factor in achieving future profitability. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company estimates that the significant net reversing temporary difference will be available for use through 2022. Additionally, other significant reversing temporary differences will be available for use through 2036. Therefore, the Company estimates that its annual future taxable income must average $2.3 million per year during the carryforward period to fully realize the benefit of the net deferred tax assets.



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


  REVENUES



     The Company reported revenues of $337.2 million in the year ended September 30, 2000, compared to $123.0 million in the previous year, a 174.2% increase. The overall increase is principally attributable to the strength in both the OEM and end user markets resulting from a continued recovery within the semiconductor capital equipment industry and incremental revenue from acquisitions. Revenues from recent acquisitions accounted for approximately 55% of the aggregate increase in revenues. The Company experienced growth in all of the geographic regions in which it operates. Revenues for each of the Company's segments increased from the prior year. Revenues for the tool automation systems segment more than doubled, to $167.8 million, from $79.1 million in the prior year. This was primarily driven by the industry's upturn and customer design wins associated with new atmospheric products, as well as the transition to the next generation vacuum wafer handling products. The Company's factory interface solutions segment reported revenues of $88.1 million in the year ended September 30, 2000, more than four times the $19.6 million reported in the prior year. Revenues from Infab comprised approximately 70% of the growth in the segment, as fiscal 2000 was the first year Infab was included in Brooks' operating results. Revenues for the factory automation solutions segment were $81.4 million, more than triple the $24.2 million reported in the prior year. The Company's acquisitions of fiscal 2000 accounted for approximately 58% of the growth, with the remainder derived from continued end user customer penetration of its core products.



     Product revenues increased $182.9 million, or 180.2%, to $284.4 million in the year ended September 30, 2000, from $101.5 million in the previous fiscal year. Approximately 55% of this growth was the result of products offered by the Company's fiscal 2000 acquisitions. The Company continued to benefit from its overall strength in the OEM and end user markets.



     Service revenues increased $31.3 million, or 146.0%, to $52.8 million. This increase is primarily attributable the Company's acquisitions of ASC and ASI in January 2000, which accounted for approximately $19 million of service revenues in the period subsequent to their acquisition, along with continued internal growth.



     Revenues outside the United States were $161.5 million, or 47.9% of revenues, and $53.1 million, or 43.2% of revenues, in the years ended September 30, 2000 and 1999, respectively. The increase is primarily the result of the Company's expanded global presence from its recent acquisitions.

  GROSS MARGIN



     Gross margin increased to 47.7% for the year ended September 30, 2000, compared to 44.9% for the previous year. The Company's tool automation systems segment gross margin increased to 42.1% in the year ended September 30, 2000, from 33.8% in the prior year, and is primarily the result of operational efficiencies along with improved manufacturing capacity resulting from the recovery from the semiconductor industry downturn. This increase was partially offset by decreases in gross margins for the Company's other segments. Gross margin for the Company's factory interface solutions segment decreased to 39.0%, from 49.4% in the prior year, while the factory automation solutions gross margin decreased to 68.6%, from 77.4% in the prior year. The decline in the factory interface solutions segment is primarily the result of change in product mix, while the factory automation solutions segment is primarily attributable to the acquired service business of ASC, which has a historically lower margin structure than that of the segment.



     Gross margin on product revenues was 50.4% for the year ended September 30, 2000. Gross margin on product revenues for the year ended September 30, 1999, which included charges aggregating $1.6 million, comprised of $1.0 million to provide additional reserves for slow-moving and obsolete inventories and $0.6 million of additional depreciation expense, was 46.6%. Excluding these charges, gross margin for the year ended September 30, 1999, was 48.2%. The increase is primarily attributable to improvements in manufacturing capacity utilization and the acquisition of higher margin software product businesses, partially offset by the Infab operations' historically lower margin structure.



     Gross margin on service revenues decreased to 33.0% for the year ended September 30, 2000, from 36.8% in the previous year. The decrease is primarily a result of business mix, driven by the Company's acquisition of ASC, which has a historically lower margin structure. Included in the cost of service revenues are global customer support costs, consisting primarily of personnel costs and travel expenses, as well as the cost of associated spare parts revenues.



  RESEARCH AND DEVELOPMENT



     Research and development expenses for the year ended September 30, 2000, were $44.1 million, an increase of $19.6 million, compared to $24.5 million in the previous year. However, research and development expenses decreased as a percentage of revenues, to 13.1%, from 19.9% in fiscal 1999. The increase in absolute spending is primarily attributable to the Company's acquisitions. Acquired companies included in fiscal 2000 operating results accounted for approximately 70% of the aggregate increase of $19.6 million. In addition, the launch of new atmospheric products and the transition to the next generation vacuum wafer handling products caused an incremental increase in research and development expenses, partially offset by the elimination of redundant research and development programs.



  SELLING, GENERAL AND ADMINISTRATIVE



     Selling, general and administrative expenses were $77.4 million for the year ended September 30, 2000, an increase of $38.6 million, compared to $38.8 million in the previous year. However, selling, general and administrative expenses decreased as a percentage of revenues, to 23.0% in the year ended September 30, 2000, from 31.5% in the previous year. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company's acquisitions and infrastructure improvements necessary to integrate the acquired companies. The improvement of these costs as a percentage of revenues reflects the Company's efforts at expanding its product offerings and customer base. The businesses acquired in fiscal 2000 accounted for approximately 38% of the increase in the absolute spending change from the prior year.


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


     Cash provided by operations was $20.7 million for the year ended September 30, 2001, and is primarily attributable to a decrease in accounts receivable of $3.7 million and an increase in gross inventories of $4.9 million, offset by additional inventory valuation adjustments aggregating $15.4 million. Gross inventory for the year increased by $4.9 million over the prior year as a result of acquisitions and an accentuated slowdown in demand and sales associated with certain products, resulting in increased inventory levels on hand at fiscal year-end. This increase was offset by higher inventory reserves of $2.3 million recorded through the year and $13.1 million recorded in the fourth quarter of fiscal 2001. The Company's net loss of $29.7 million included depreciation and amortization of $45.0 million, and an increase to the Company's net deferred tax asset of $14.1 million. The decrease in accounts receivable is primarily the result of lower sales in the second half of the fiscal year due to the economic downturn currently affecting the semiconductor industry.


     The increase in the Company's days sales outstanding ("DSO") in fiscal 2001 was primarily a result of the significant decrease in revenues in the third and fourth quarters coupled with delayed customer payments resulting from the semiconductor industry downturn. The downturn in the semiconductor industry has also impacted the Company's days sales in inventory ("DSI"). The Company's products contain certain components which require significant production time by the suppliers. Once these orders are placed with the Company's suppliers, they cannot be postponed or cancelled. As product sales have declined due to the industry downturn, receipt of inventory related to these orders has adversely affected DSI. The Company is continuing its efforts to collect accounts receivable and to maintain appropriate inventory levels. The Company continues to review its internal inventory management practices. The Company will continue to provide for anticipated excess and obsolete inventories and uncollectable debts in accordance with its internal review and policies.


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

BROOKS RELIES ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF ITS REVENUES AND BUSINESS.


     Brooks receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect Brooks' revenue, business and reputation. Sales to Brooks' ten largest customers accounted for approximately 37% of total revenues in fiscal 2001 and 40% of total revenues in fiscal 2000.


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

BROOKS' BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF GENERAL SIGNAL OR APPLIED MATERIALS.


     Brooks received notice from General Signal Corporation twice in 1992 and once in 1994, alleging certain of Brooks' tool automation systems products that Brooks sells to semiconductor process tool manufacturers infringed General Signal's patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by Brooks, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents. Brooks cannot guarantee that it would prevail in any litigation by Applied Materials seeking damages or expenses from Brooks or to enjoin Brooks from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to Brooks on reasonable terms, if at all. A substantial portion of Brooks' revenues for fiscal 2001 derive from the products that General Signal originally alleged to infringe its patent rights.


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

BROOKS' BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF ASYST TECHNOLOGIES,
INC.



     Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other parties (collectively, the "defendants"), claiming that products of the defendants, including IridNet, infringe Asyst's patents. This ongoing litigation may ultimately affect certain products sold by Brooks. Brooks has received notice that Asyst may amend its complaint to name Brooks as an additional defendant. Based on Brooks' investigation of Asyst's allegations, Brooks does not believe it is infringing any claims of Asyst's patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in prosecuting its case, Asyst may seek to prohibit Brooks from developing, marketing and using the Iridnet product without a license. Because patent litigation can be extremely expensive, time-consuming, and its outcome uncertain, Brooks may seek to obtain licenses to the disputed patents. Brooks cannot guarantee that licenses will be available to it on reasonable terms, if at all. If a license from Asyst is not available, Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks may face litigation with Asyst. Such litigation could be costly and would divert Brooks management's attention and resources. In addition, even though sales of IridNet comprised less than 1% of total revenues for fiscal 2001, if Brooks does not prevail in such litigation, Brooks could be forced to pay damages or amounts in settlement. Jenoptik has indemnified Brooks for losses Brooks may incur in this action.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Accountants...........................   39
Report of Independent Auditors..............................   40
Consolidated Balance Sheets as of September 30, 2001 and
  2000......................................................   41
Consolidated Statements of Operations for the three years
  ended September 30, 2001, 2000 and 1999...................   42
Consolidated Statements of Changes in Stockholders' Equity
  for the three years ended September 30, 2001, 2000 and
  1999......................................................   43
Consolidated Statements of Cash Flows for the three years
  ended September 30, 2001, 2000 and 1999...................   44
Notes to Consolidated Financial Statements..................   46
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   74

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

                                          /s/ Ernst & Young LLP

Woodland Hills, California
March 3, 2000, except for Note 4
as to which the date is March 31, 2000

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

                            BROOKS AUTOMATION, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ (29,660)  $  15,109   $ (9,534)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                 45,041      30,400     11,766
  Compensation expense related to common stock options              30          30         54
  Provision for losses on accounts receivable                    4,691         540        199
  Reserves for excess and obsolete inventories                  15,426       2,611      1,705
  Deferred income taxes                                        (14,050)     (8,801)    (3,017)
  Amortization of debt discount                                    214          --         --
  Minority interests                                              (424)       (274)       (40)
  (Gain) loss on disposal of long-lived assets                   1,524        (142)        --
  Changes in operating assets and liabilities:
     Accounts receivable                                         3,734     (51,195)    (5,998)
     Inventories                                                (4,897)    (30,592)    (4,026)
     Prepaid expenses and other current assets                    (760)     (7,702)     1,054
     Accounts payable                                           (5,514)     12,779      7,038
     Deferred revenue                                           (3,743)      8,385      1,763
     Accrued compensation and benefits                          (3,318)      9,684        858
     Accrued acquisition-related and restructuring costs         4,723        (680)     1,724
     Accrued expenses and other current liabilities              7,668       8,641      1,638
                                                             ---------   ---------   --------
       Net cash provided by (used in) operating activities      20,685     (11,207)     5,184
                                                             ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                      (53,652)    (13,879)    (6,100)
Acquisition of businesses, net of cash acquired                (33,142)    (24,399)    (4,476)
Purchases of marketable securities                            (181,402)   (118,034)        --
Sale/maturity of marketable securities                         114,956      15,000         --
Proceeds from sale of long-lived assets                            224         735         --
Increase in other assets                                          (728)     (1,550)      (732)
                                                             ---------   ---------   --------
       Net cash used in investing activities                  (153,744)   (142,127)   (11,308)
                                                             ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) borrowings under lines of credit and
  revolving credit facilities                                     (350)         (1)     1,253
Proceeds from short-term borrowings                                 --       1,660         --
Payments of short-term borrowings                              (16,000)     (6,923)      (280)
Proceeds from issuance of convertible notes, net of
  issuance costs                                               169,543          --         --
Payments of long-term debt and capital lease obligations          (490)       (562)    (1,183)
Issuance of long-term debt                                          --          --      1,154
Proceeds from issuance of common stock, net of issuance
  costs                                                          9,106     225,900      1,683
                                                             ---------   ---------   --------
       Net cash provided by financing activities               161,809     220,074      2,627
                                                             ---------   ---------   --------
Elimination of net cash activities on pooling of interest
  transactions                                                  (1,119)         14        (63)
                                                             ---------   ---------   --------
Effects of exchange rate changes on cash and cash
  equivalents                                                   (1,028)       (149)       326
                                                             ---------   ---------   --------

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
Net increase (decrease) in cash and cash equivalents            26,603      66,605     (3,234)
Cash and cash equivalents, beginning of year                   133,636      67,031     70,265
                                                             ---------   ---------   --------
Cash and cash equivalents, end of year                       $ 160,239   $ 133,636   $ 67,031
                                                             =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                       $     193   $   1,432   $  1,166
Cash paid during the year for income taxes, net of refunds   $   5,876   $  10,450   $  1,085
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES
Accretion and dividends on preferred stock                   $      90   $     120   $    774
The Company utilized available funds, issued common stock and issued notes in connection with certain business combinations during the years ended September 30, 2001, 2000 and 1999. The fair values of the assets and liabilities of the acquired companies are presented as follows:

  Assets acquired                                            $  11,682   $  14,166   $ 30,218
  Liabilities assumed                                           (9,585)    (17,364)    (8,414)
                                                             ---------   ---------   --------
       Net assets acquired (liabilities assumed)             $   2,097   $  (3,198)  $ 21,804
                                                             =========   =========   ========
The acquisitions were funded as follows:
  Cash consideration                                         $  33,274   $  27,300   $ 10,447
  Common stock                                                  23,363      15,027     22,473
  Notes issued to sellers                                       16,906      16,000         --
  Transaction costs                                              1,665       2,874      1,891
  Cash received                                                 (1,797)     (5,775)    (7,862)
                                                             ---------   ---------   --------
                                                             $  73,411   $  55,426   $ 26,949
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

     The net book values of goodwill based on useful life are as follows (in thousands):

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             2001      2000
                                                            -------   -------
Three years                                                 $54,803   $36,585
Five years                                                    3,187     4,484
Fifteen years                                                 2,138     2,354
                                                            -------   -------
                                                            $60,128   $43,423
                                                            =======   =======

     Amortization expense for all intangible assets was $31.6 million, $19.6 million and $1.4 million for the years ended September 30, 2001, 2000 and 1999, respectively.

                            BROOKS AUTOMATION, INC.

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


     Revenue from product sales are recorded upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. Shipping terms are customarily FOB shipping point. Revenue from software licenses is recorded provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Costs incurred for shipping and handling are included in cost of sales. A provision for product warranty costs is recorded to estimate costs associated with such warranty liabilities. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.



     The Company enters into two types of significant multi-element arrangements; tailored software arrangements, described below, and software sales with post-contract support. Revenue for the undelivered support on multi-element software sales with post-contract support is deferred based on vendor specific objective evidence of the value of the support.



     Revenue from services is recognized as the services are rendered. Revenue from fixed fee tailored software consulting contracts and long-term contracts are recognized using the percentage-of-completion method of contract accounting based on the ratio that costs incurred to date bear to estimated total costs at completion. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. Losses, if any, are provided for in the period in which such losses are first identified by management. For tailored software contracts, the Company provides significant consulting services to tailor the software to the customer's environment. The Company utilizes the percentage-of-completion method due to the significance of the service effort. If the development is uncertain or experimental in nature, completed contract accounting is applied. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to those services and maintenance arrangements.

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

     A portion of the excess of purchase price over fair value of net liabilities assumed was allocated to certain identifiable intangible assets. The balance of the excess was recorded as goodwill. The allocation of the $7.4 million of excess purchase price over the fair value of net liabilities assumed to specific intangible assets and their estimated useful lives is as follows (dollars in thousands):

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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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
                                                        =======    =======    =======

                            BROOKS AUTOMATION, INC.

     Reserves not currently deductible consist primarily of temporary differences related to amortization of goodwill and other intangibles, accrued expenses, depreciation, allowances for doubtful accounts and inventory reserves.


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


     As of September 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $18.5 million and federal and state research and development tax credit carryforwards of approximately $7.6 million and foreign tax credit carryforwards of approximately $4.1 million available to reduce future tax liabilities, which expire at various dates through 2021. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

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

10.  ACQUISITION-RELATED AND RESTRUCTURING COSTS AND ACCRUALS


     The Company recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. Of the $3.9 million of acquisition-related transaction costs, $2.0 million relates to the Company's pooling with PTI primarily for investment banking fees, legal fees and accounting fees; $1.3 million relates to legal fees and costs to perform due diligence incurred for the initial failed merger attempt with PRI, and $0.6 million relates to costs incurred for the failed acquisition of an unrelated party, primarily related to legal fees and costs incurred in performing due diligence reviews.



     On September 5, 2001, the Company's Board of Directors approved a formal plan of restructure in response to the current downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million is related to workforce reductions of approximately 140 employees, and is expected to be paid in 2002 and $3.4 million is for the consolidation and strategic focus realignment of several facilities, of which $0.1 million was paid in fiscal 2001, $1.7 million is expected to be paid in fiscal 2002 and $1.6 million is expected to be paid in subsequent years. These measures were largely intended to align the Company's capacity and infrastructure to anticipated customer demand. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The employees terminated were across all functional areas of the business. The charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations.

                            BROOKS AUTOMATION, INC.

     During the year ended September 30, 2000, the Company recorded acquisition-related costs of $0.6 million, primarily for legal, accounting and other costs associated with acquiring Irvine Optical.



     During the year ended September 30, 1999, the Company recorded acquisition-related and restructuring charges of $3.1 million, including $1.2 million for legal, accounting and other costs associated with acquiring Smart Machines. In addition, the Company approved and implemented a restructuring program designed to integrate its fiscal 1999 acquisitions. These actions involved 7 employees, all of whom were terminated prior to September 30, 1999, which resulted in a charge of $0.3 million, and the write-off of certain fixed assets prior to September 30, 1999. The Company identified an impairment of its fixed assets related to design and testing equipment. The impairment resulted from the Company's acquisitions of Smart Machines and Infab in fiscal 1999, when the Company solidified its strategic plan to focus its developmental efforts on the technologies of these acquired companies. This decision rendered certain equipment obsolete from a developmental standpoint. As a result the Company recorded a $1.6 million charge to acquisition-related and restructuring charges for the write-off of the net book value of its fixed assets related to the discontinued development efforts. Accordingly, during fiscal 1999, the Company recorded a charge of $1.9 million related to the restructuring program.



     Also for the year ended September 30, 1999, as part of the preliminary purchase price allocation recorded at September 30, 1999 associated with the acquisition of Infab, the Company had established an accrual of $2.9 million consisting of $2.0 million for severance costs principally related to former Infab employees, $0.6 million to exit certain duplicate facilities and $0.3 million for other related costs. Brooks secured the services of an outside consultant to assist in quantifying employee related costs associated with the business reorganization and to give consideration to German labor laws and the workers' union at the German facilities affected. Severance costs were determined based upon a review by the outside consultant and were based upon the aggregation of German labor laws and Company's liability as related to employees.



     Brooks was unable to secure acceptable changes in staffing with the union and abandoned its efforts to reorganize. This was a critical element in the fulfillment of the plan. During the timeframe of the aborted negotiations the demand for the products produced by the operation as well as the other operations in the Company increased significantly and accordingly the staffing reductions and the facility plans were not exercised.



     As a result, accruals related to the reorganization of the acquired entities were reversed in the following fiscal year.


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

                            BROOKS AUTOMATION, INC.

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

                            BROOKS AUTOMATION, INC.

     Financial information for the Company's business segments is as follows (in thousands):


                                                TOOL       FACTORY     FACTORY
                                             AUTOMATION   INTERFACE   AUTOMATION
                                              SYSTEMS     SOLUTIONS   SOLUTIONS     TOTAL
                                             ----------   ---------   ----------   --------
Year ended September 30, 2001
  Revenues
     Product                                  $153,212     $93,218     $ 45,297    $291,727
     Services                                   18,139       4,578       67,272      89,989
                                              --------     -------     --------    --------
                                              $171,351     $97,796     $112,569    $381,716
                                              ========     =======     ========    ========
  Gross margin                                $ 53,822     $25,799     $ 72,763    $152,384
  Operating income (loss)                     $ 10,874     $(7,980)    $ (7,297)   $ (4,403)
  Depreciation                                $  9,790     $   837     $  2,792    $ 13,419
  Assets                                      $194,299     $41,608     $ 44,832    $280,739
Year ended September 30, 2000
  Revenues
     Product                                  $153,598     $87,758     $ 43,010    $284,366
     Services                                   14,161         294       38,363      52,818
                                              --------     -------     --------    --------
                                              $167,759     $88,052     $ 81,373    $337,184
                                              ========     =======     ========    ========
  Gross margin                                $ 70,572     $34,299     $ 55,854    $160,725
  Operating income                            $ 24,416     $ 9,715     $  5,037    $ 39,168
  Depreciation                                $  6,540     $ 1,290     $  2,988    $ 10,818
  Assets                                      $128,713     $54,895     $ 37,858    $221,466
Year ended September 30, 1999
  Revenues
     Product                                  $ 69,890     $19,635     $ 11,963    $101,488
     Services                                    9,245          --       12,224      21,469
                                              --------     -------     --------    --------
                                              $ 79,135     $19,635     $ 24,187    $122,957
                                              ========     =======     ========    ========
  Gross margin                                $ 26,735     $ 9,707     $ 18,710    $ 55,152
  Operating loss                              $ (5,064)    $  (742)    $ (2,331)   $ (8,137)
  Depreciation                                $  7,604     $   725     $  1,794    $ 10,123
  Assets                                      $ 82,260     $20,410     $ 18,930    $121,600

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
                                                       ========   ========   ========


     It is impractical to disclose a breakdown of revenues between products and services on a geographic basis due to the fact that the Company does not maintain customer-level information at that level of detail in its financial systems.


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

                            BROOKS AUTOMATION, INC.

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


     Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.


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
                                                              ========   =======


     The Company fully reserves inventories deemed obsolete. Obsolete inventory is disposed of on a periodic basis. The Company performs periodic reviews of all inventory items to identify excess inventories on hand. The Company performs an analysis comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems, in an effort to estimate excess quantities on hand. Because of the significant decline in revenues in the last half of fiscal 2001 and the expected continuation of depressed demand in the first half of fiscal 2002, the Company projected a shortfall in usage and recorded the resulting charge in the fourth quarter of fiscal 2001. The reserve for excess and obsolete inventories recorded in the fourth quarter was $9.4 million, which included approximately $1.5 million for non-cancelable purchase order obligations for items deemed excess or obsolete. The inventory affected was across all hardware product lines in the tool automation and factory interface segments. During the quarter ended September 30, 2001, the Company's personnel responsible for inventory control and management reviewed all open purchase orders with the affected vendors across the various segments of the Company and cancelled orders where possible. The Company had provided $2.3 million for excess inventories in the first three quarters of fiscal 2001 as a result of periodic reviews performed by the Company. The Company's products are highly engineered and as such any inventories at customer locations are the property of the customer and are non-returnable to the Company. The Company does not sell product through a distributor channel.



     The Company performs an annual physical inventory at all locations holding inventory. As a result of the physical inventory count and reconciliation, the Company recorded an adjustment of $2.5 million to reduce the carrying value of its inventories. Included in the process of the physical count is the review of

                            BROOKS AUTOMATION, INC.

demonstration equipment inventory. As a result of this review, the Company recorded an adjustment of $1.2 million for excess and idle demonstration equipment inventory. The balance of demonstration equipment included in inventory at September 30, 2001 and 2000 was $1.2 million and $1.5 million, respectively.



                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Intangible assets
  Patents                                                     $  4,579   $ 7,448
  Capitalized software                                              --     1,805
  Completed technology                                          31,575     4,505
  License agreements                                               678       678
  Trademarks and trade names                                     2,426     1,564
  Non-competition agreements                                     2,133     1,033
  Assembled workforces                                          10,590     5,880
  Customer relationships                                         1,305     1,305
  Goodwill                                                      96,858    58,638
                                                              --------   -------
                                                               150,144    82,856
  Less accumulated amortization                                 49,228    22,521
                                                              --------   -------
                                                              $100,916   $60,335
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

14.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2011. Rental expense under operating leases for the years ended September 30, 2001, 2000 and 1999 was $4.8 million, $5.8 million and $4.9 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

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

                            BROOKS AUTOMATION, INC.

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


     On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company ("Tec-Sem") in exchange for $12.9 million in cash and 131,750 shares of Brooks common stock with a market value of approximately $4 million at the time of issuance, subject to post-closing adjustments. At the same time, the Company obtained an option to acquire, and one of the selling stockholders was given an option to sell, the remaining 10% of the stock of Tec-Sem for $1.1 million in cash and 23,250 shares of Brooks common stock. Pursuant to the terms of the share purchase agreement, the Company granted 25,000 shares of common stock to certain key non-owner employees of Tec-Sem. These grants will be accounted for as additional purchase price. Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. The transaction will be accounted for as a purchase of assets.

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

                            BROOKS AUTOMATION, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                             ADDITIONS
                                                      ------------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO    DEDUCTIONS   BALANCE AT
                                         BEGINNING    COSTS AND       OTHER         AND         END OF
                                          OF YEAR      EXPENSES    ACCOUNTS(A)   WRITE-OFFS      YEAR
                                         ----------   ----------   -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts
  Year ended September 30,
     2001                                 $ 1,989      $ 4,691       $    6       $  (572)     $ 6,114
     2000                                 $ 1,785      $   540       $  256       $  (592)     $ 1,989
     1999                                 $ 2,087      $   199       $   --       $  (501)     $ 1,785
Reserves for excess and obsolete
  inventories
  Year ended September 30,
     2001                                 $ 8,311      $15,426       $  246       $(7,020)     $16,963
     2000                                 $ 7,740      $ 2,611       $ (567)      $(1,473)     $ 8,311
     1999                                 $ 9,175      $ 1,705       $   --       $(3,140)     $ 7,740
Deferred tax asset valuation allowance
  Year ended September 30,
     2001                                 $ 5,548      $ 3,603       $   --       $  (894)     $ 8,257
     2000                                 $11,297      $ 2,754       $1,242       $(9,745)     $ 5,548
     1999                                 $ 9,405      $ 1,892       $   --       $    --      $11,297


---------------

(A)Includes purchase accounting and foreign currency translation adjustments.

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

NAME                      AGE                          POSITION                           DIRECTOR SINCE
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
                                Division                                                        N/A

---------------

(1) Member of the Brooks compensation committee.

(2) Member of the Brooks audit committee.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                                                                   COMPENSATION
                                                                   ANNUAL COMPENSATION                AWARDS
                                                           -----------------------------------   -----------------
                                                                                  OTHER ANNUAL      SECURITIES        ALL OTHER
                                                  YEAR                            COMPENSATION   UNDERLYING OPTION   COMPENSATION
NAME AND PRINCIPAL POSITION                       ENDED    SALARY($)   BONUS($)      ($)(1)           (#)(2)            ($)(3)
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
  Unit(8)

---------------

(1) Represents lease and insurance payments made for automobiles used by Messrs. Therrien, Beaulieu, and Pippins, and automobile allowances for Messrs. Cassis, McKenna and Pelusi and Ms. Richstone. Represents reimbursement of interest and associated tax costs related to security transactions for Mr. Beaulieu, Mr. Pelusi and Ms. Richstone in fiscal 2000. Represents tax return preparation fees paid on behalf of Mr. Therrien and Ms. Richstone in fiscal 2000 and Messrs. Therrien, Beaulieu, Cassis, Pelusi and Pippins in fiscal 2001.

(2) Brooks did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive payments to the executive officers named in the table above during fiscal 1999, 2000 or 2001.

(3) "All Other Compensation" above consists of the following:

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

(4) Mr. McKenna joined Brooks in July 2000.

(5) See "Employment Contracts" below. Ms. Richstone's $10,000 guaranteed annual bonus was paid ratably over the fiscal year with her salary.

(6) Mr. Cassis was promoted to senior vice president of factory automation software division on July 2, 2001. Prior to his promotion, Mr. Cassis was not considered an executive officer of Brooks, and therefore his compensation for that period is not provided, except that Brooks has disclosed Mr. Cassis' compensation for all of fiscal 2001.

(7) Mr. Pelusi assumed a reduced role and a change in title at Brooks on July 2, 2001.

(8) Mr. Beaulieu assumed a reduced role with Brooks on August 13, 2001.

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


     The agreement provides that Mr. Therrien will receive monthly supplemental retirement benefits equal to Mr. Therrien's monthly salary in effect as of the date he terminates employment with Brooks. The monthly supplemental retirement benefits will be paid for a period equal to one and one-half times the number of months Mr. Therrien serves Brooks after October 1, 1994. For purposes of calculating these benefits the contract generally provides that Mr. Therrien's annual salary will be no less than $500,000 ($41,667 monthly). As of September 30, 2001, Mr. Therrien had seven years, or 84 months, of credited service. In the event of Mr. Therrien's death or permanent disability, he or his estate has the option of receiving his supplemental retirement compensation over a period of not less than four years. If the merger with PRI is completed, Mr. Therrien's minimum annual salary for purposes of calculating his supplemental retirement benefits will increase to $615,000 ($51,250 monthly) and his supplemental retirement benefit will be paid in a single, lump-sum payment on the first day of the month following the termination of his employment.

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

                       SUMMARY RETIREMENT BENEFITS TABLE

                                                        MONTHS OF SERVICE SINCE 10/1/94
                                                        -------------------------------
                             86 MONTHS                96 MONTHS                108 MONTHS               120 MONTHS
  ANNUAL SALARY AT         (MINIMUM AS OF
 TIME OF RETIREMENT          11/30/01)
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


     In addition, if Mr. Therrien's employment is terminated or he resigns following a change of control, as defined in the agreement, then Brooks is obligated to pay Mr. Therrien a lump sum severance payment equal to three times his base salary and bonus. Mr. Therrien is also entitled to receive payment of Mr. Therrien's earned but unpaid salary and pro rata bonus, an amount equal to his accrued vacation pay, and his supplemental retirement benefits, as well as benefits including continuation of life insurance coverage until October 1, 2005 and medical, dental and vision insurance for life.


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

---------------

(1) Stock options become exercisable at the rate of 25% per year over a four year period commencing one year from the date of grant.

(2) The 5% and 10% assumed rates of annual compounded stock price appreciation are mandated by the rules of the SEC and do not represent Brooks' estimate or projection of future prices of its common stock.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                         SHARES                          OPTIONS AT 9/30/01(#)             9/30/01($)(2)
                       ACQUIRED ON       VALUE        ---------------------------   ---------------------------
NAME                   EXERCISE(#)   REALIZED($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   -----------   --------------   -----------   -------------   -----------   -------------
Robert J. Therrien...    40,500         577,939         58,250         360,000             --        687,988
Charles M. McKenna...        --              --         15,000          60,000             --             --
Michael W. Pippins...    10,000         345,370         40,550          49,350        624,629        101,703
Ellen B. Richstone...     2,000          88,325         23,250          90,750        173,420        400,200
Jeffrey A. Cassis....     9,309         253,803         11,250          72,628        169,650        339,300
James A. Pelusi......    16,997         585,516         31,269         103,538        116,818        379,006
David R. Beaulieu....    12,737         564,995         20,930          52,600        198,052        144,808

---------------

(1) The "value realized" reflects the appreciation on the date of exercise (based on the excess of the fair market value of the Brooks common stock on the date of exercise over the exercise price). However, because the named executive officers may keep the shares they acquired upon the exercise of the options (or sell them at a different price), these amounts do not necessarily reflect cash realized upon the sale of those shares.

(2) Based on the closing price of the Brooks common stock on September 28, 2001 on the Nasdaq National Market of $26.59, minus the respective option exercise prices.

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

                                                  NUMBER OF SHARES BENEFICIALLY OWNED
                                                  ------------------------------------    PERCENTAGE
                                                                  RIGHT TO               BENEFICIALLY
NAME OF BENEFICIAL OWNER                          OUTSTANDING     ACQUIRE      TOTAL        OWNED
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

---------------

 *  Represents beneficial ownership of less than 1%.

(1) Includes 700 shares held by Mr. Pippins' minor children.

(2) Excludes 791,072 shares held by M+W Zander Holding GmbH, as to which Mr. Giessmann disclaims beneficial ownership. Mr. Giessmann is the chief executive officer of M+W Zander.

(3) For purposes of determining beneficial ownership, assumes the merger is completed, that therefore each share of PRI common stock held by Mr. Tyson is converted to 0.52 shares of Brooks common stock and that options to purchase PRI common stock held by Mr. Tyson have been assumed by Brooks and are exercisable for shares of Brooks common stock. The percentage beneficially owned continues to be based upon 19,923,724 shares of Brooks common stock and does not give effect to the completion of the merger.

(4) For purposes of determining beneficial ownership, assumes the merger is completed and that therefore options to purchase PRI common stock held by Mr. Thompson have been assumed by Brooks and are exercisable for shares of Brooks common stock. The percentage beneficially owned continues to be based upon 19,923,724 shares of Brooks common stock and does not give effect to the completion of the merger.

(5) Mellon Financial Corporation filed a Schedule 13G with the SEC on January 19, 2001 on behalf of itself and Mellon Bank N.A. indicating beneficial ownership of this amount. Mellon Financial Corporation has sole voting power with respect to 1,273,639 shares and shared voting power with respect to 58,583 shares. It has sole dispositive power with respect to 1,329,939 shares and shared dispositive power with respect to 16,983 shares. Mellon Bank N.A. has sole voting power with respect to 878,239 shares, sole dispositive power with respect to 884,639 shares, and shared voting and dispositive power with respect to 13,483 shares.

(6) Kopp Investment Advisors, Inc. filed a Schedule 13G with the SEC on January 31, 2001 on behalf of itself, Kopp Holding Company and LeRoy C. Kopp indicating beneficial ownership of this amount. Of this amount, Kopp Investment Advisors has sole voting power with respect to 450,200 shares and sole dispositive power with respect to 260,000 shares. It exercises investment discretion as to 865,897 shares, although it does not own such shares. Kopp Investment Advisors is wholly owned by Kopp Holding Company, which is wholly owned by LeRoy C. Kopp. Mr. Kopp has sole voting and dispositive power with respect to 103,000 shares.

(7) T. Rowe Price Associates, Inc. filed a Schedule 13G with the SEC on February 6, 2001 indicating beneficial ownership of this amount. Of this amount, T. Rowe Price Associates, Inc. has sole voting power as to 174,900 shares and sole dispositive power as to 1,026,600 shares.

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

Jenoptik and Brooks also entered into a one year transitional services agreement, pursuant to which Jenoptik agreed to allow Brooks to occupy space at its Jena, Germany manufacturing facility and to receive support services from Jenoptik. Brooks agreed to reimburse Jenoptik for the provision of space and support services at cost. This transitional services agreement was extended through December 2002. Brooks has paid Jenoptik a total of $1.6 million through December 31, 2001 under this agreement, of which $1.1 million was attributable to the leasing of warehousing and manufacturing facilities.


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

(b) 3.  EXHIBITS


EXHIBIT
  NO.                             DESCRIPTION                              REFERENCE
-------                           -----------                              ---------
  2.01    Agreement and Plan of Merger dated September 21, 1998               A**
          relating to the combination of FASTech Integration, Inc.
          with the Company.
  2.02    Stock for Cash Purchase Agreement dated March 31, 1999              B**
          relating to the acquisition of Hanyon Tech. Co., Ltd. by the
          Company.
  2.03    Assets for Cash Purchase Agreement dated June 23, 1999              C**
          relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its subsidiary
          Domain Manufacturing SARL by the Company.
  2.04    Agreement and Plan of Merger dated July 7, 1999 relating to         D**
          the combination of Smart Machines Inc. with the Company.
  2.05    Master Purchase Agreement dated September 9, 1999 relating          E**
          to the acquisition of substantially all of the assets of the
          Infab Division of Jenoptik by the Company.
  2.06    Agreement and Plan of Merger dated January 6, 2000 relating         F**
          to the combination of AutoSimulations, Inc. and Auto-Soft
          Corporation with the Company.
  2.07    Interests for Stock Purchase Agreement dated May 5, 2000            G**
          relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.
  2.08    Stock Purchase Agreement dated as of February 16, 2001              H**
          relating to the acquisition of SEMY Engineering, Inc. by the
          Company.
  2.09    Asset Purchase Agreement dated June 26, 2001 relating to the        I**
          acquisition of assets of the e-diagnostic infrastructure of
          KLA-Tencor Corporation and its subsidiary KLA-Tencor
          Technologies Corporation.
  2.10    Agreement and Plan of Merger dated June 27, 2001 relating to        J**
          the combination of Progressive Technologies Inc. with the
          Company.
  2.11    Asset Purchase Agreement dated October 5, 2001 relating to          K**
          the acquisition of substantially all of the assets of
          General Precision, Inc. and GPI-Mostek, Inc. by the Company.
  2.12    Share Purchase Agreement dated October 9, 2001 relating to          L**
          the acquisition of Tec-Sem AG by the Company.
  2.13    Agreement and Plan of Merger dated October 23, 2001 relating        M**
          to the acquisition of PRI Automation, Inc. by the Company.
  3.01    Certificate of Incorporation, as amended, of the Company.           N**
  3.02    Bylaws of the Company.                                              O**
  3.03    Certificate of Designation of Series A Junior Participating         P**
          Preferred Stock.
  4.01    Specimen Certificate for shares of the Company's common             O**
          stock.
  4.02    Description of Capital Stock (contained in the Certificate          N**
          of Incorporation of the Company, filed as Exhibit 3.01).
  4.03    Rights Agreement dated July 23, 1997.                              EE**
  4.04    Amendment to Rights Agreement between the Company and Bank           +
          Boston, N.A. as Rights Agent.
  4.05    Registration Rights Agreement dated January 6, 2000.                 +
  4.06    Shareholder Agreement dated January 6, 2000 by and among the        F**
          Company, Daifuku America Corporation and Daifuku Co., Ltd.
  4.07    Stockholders Agreement dated September 30, 1999 by and among        E**
          the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert
          J. Therrien.
  4.08    Indenture dated as of May 23, 2001 between the Company and          R**
          State Street Bank and Trust Company (as Trustee).

EXHIBIT
  NO.                             DESCRIPTION                              REFERENCE
-------                           -----------                              ---------
  4.09    Registration Rights Agreement dated May 23, 2001 among the          R**
          Company and Credit Suisse First Boston Corporation and SG
          Cowen Securities Corporation (as representatives of several purchasers).
  4.10    Form of 4.75% Convertible Subordinated Note of the Company          R**
          in the principal amount of $175,000,000 dated as of May 23,
          2001.
  4.11    Stock Purchase Agreement dated June 20, 2001 relating to the        S**
          acquisition of CCS Technology, Inc. by the Company.
 10.01    Employment Agreement between the Company and Robert J.               +
          Therrien dated as of September 30, 2001.
 10.02    Form of Indemnification Agreement for directors and officers       O* **
          of the Company.
 10.03    Employment Agreement between the Company and Ellen B.              T* **
          Richstone.
 10.04    Stockholder Agreement dated September 30, 1999 by and among         E**
          the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert
          J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the
          Company (filed as Exhibit 4.06).
 10.05    Form of Agreement between Executive Officers and the Company       U* **
          Relating to Change of Control.
 10.06    Agreement dated November 11, 1999 between Ellen B. Richstone       U* **
          and the Company Relating to Change of Control.
 10.07    Lease Agreement dated February 24, 1999 between the Company         U**
          and Clearfield Investments, LLC for the Company's Colorado
          manufacturing facility.
 10.08    Transitional Services Agreement dated September 30, 1999            U**
          between the Company and Jenoptik AG relating to the
          Company's German manufacturing facility.
 10.09    Lease Agreement dated June 7, 1995 between a subsidiary of          U**
          the Company and Montague Oaks Phase I & II for the Company's
          California manufacturing facility.
 10.10    Shareholder Agreement dated January 6, 2000 by and among the        F**
          Company, Daifuku America Corporation and Daifuku Co., Ltd.
          relating to the acquisition of the businesses of Auto-Soft
          Corporation and AutoSimulations, Inc. from Daifuku America
          Corporation by the Company.
 10.11    Corporate Noncompetition and Proprietary Information                F**
          Agreement dated January 6, 2000 by and among the Company,
          Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft
          Corporation and AutoSimulations, Inc. from Daifuku America
          Corporation by the Company.
 10.12    Demand Promissory Note Agreement dated as of May 2, 2000,           N**
          between the Company and ABN AMRO Bank N.V.
 10.13    Stockholder Agreement between the Company and M+W Zander            W**
          Holding AG.
 10.14    Retention Agreement for J. Pelusi dated June 16, 2000.             X* **
 10.15    Purchase Agreement for the Company's headquarters dated             Y**
          January 17, 2001.
 10.16    Lease between the Company and the Nasr Family Trust for             K**
          25000 Avenue Stanford, Valencia, California.
 10.17    1993 Nonemployee Director Stock Option Plan.                       Z* **
 10.18    1992 Combination Stock Option Plan.                               AA* **
 10.19    1995 Employee Stock Purchase Plan, as amended.                     N* **
 10.20    1998 Employee Equity Incentive Option Plan.                        N* **
 10.21    2000 Combination Stock Option Plan.                                N* **
 10.22    2001 Restricted Stock Purchase Plan for KLA Product Line          BB* **
          Acquisition.

EXHIBIT
  NO.                             DESCRIPTION                              REFERENCE
-------                           -----------                              ---------
 10.23    Progressive Technologies Inc. 1991 Stock Option and Stock         CC* **
          Purchase Plan.
 10.24    Form of Voting Agreement between certain PRI Automation,           DD**
          Inc. stockholders and the Company dated as of October 23,
          2001.
 10.25    Lease dated May 30, 2001 between Silver Oaks, LLC and the            +
          Company for 13931 Balboa Boulevard, Sylmar, California.
 10.26    Lease dated July 18, 2000 by and between Progressive                 +
          Technologies Inc. and Ames Pond LLC for 200 Ames Pond,
          Tewksbury, MA.
 10.27    Lease between Bentall Properties LTD and Westminster                 +
          Management Corporation and Brooks Automation (Canada) Corp.
          for Crestwood Corporate Centre, Richmond, B.C.
 10.28    Asset Purchase Agreement by and among Brooks Automation,             +
          Inc., NexStar Corporation, and Zygo Corporation dated
          December 13, 2001
 12.01    Calculation of Ratio of Earnings to Fixed Charges                    +
 21.01    Subsidiaries of the Company.                                         +
 23.01    Consent of PricewaterhouseCoopers LLP.                        Filed herewith
 23.02    Consent of Ernst & Young LLP, Independent Auditors.           Filed herewith


---------------


 +   Previously filed.
 A.  Incorporated by reference to the Company's registration statement on Form S-4 (Registration No. 333-64037) filed on
     September 23, 1998.
 B.  Incorporated by reference to the Company's current report on
     Form 8-K filed on May 6, 1999.
 C.  Incorporated by reference to the Company's current report on
     Form 8-K filed on July 14, 1999.
 D.  Incorporated by reference to the Company's current report on
     Form 8-K filed on September 15, 1999, and amended on
     September 29, 2000
 E.  Incorporated by reference to the Company's current report on
     Form 8-K filed on October 15, 1999.
 F.  Incorporated by reference to the Company's current report on
     Form 8-K filed on January 19, 2000.
 G.  Incorporated by reference to the Company's registration statement on Form S-3 (Registration No. 333-42620) filed on
     July 31, 2000.
 H.  Incorporated by reference to the Company's current report on
     Form 8-K filed on March 1, 2001.
 I.  Incorporated by reference to the Company's current report on
     Form 8-K filed on July 9, 2001.
 J.  Incorporated by reference to the Company's current report on
     Form 8-K filed on July 24, 2001.
 K.  Incorporated by reference to the Company's current report on
     Form 8-K filed on October 19, 2001.
 L.  Incorporated by reference to the Company's current report on
     Form 8-K filed on October 22, 2001.
 M.  Incorporated by reference to the Company's current report on
     Form 8-K filed on October 26, 2001.
 N.  Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.
 O.  Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-87296) filed on
     December 13, 1994.
 P.  Incorporated by reference to the Company's registration statement on Form S-3 (Registration No. 333-34487) filed on
     August 27, 1997.
 Q.  Incorporated by reference to the Company's current report on
     Form 8-K filed on January 19, 2000 and amended on February
     14, 2000.
 R.  Incorporated by reference to the Company's current report on
     Form 8-K filed on May 29, 2001.
 S.  Incorporated by reference to the Company's registration statement on Form S-8 (Registration No. 333-67432) filed on
     August 13, 2001.

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



                                          BROOKS AUTOMATION, INC.



Date: April 3, 2002                                      /s/ ELLEN B. RICHSTONE
                                                         --------------------------------------------------------
                                                         Ellen B. Richstone
                                                         Senior Vice President of
                                                         Finance and Administration
                                                         and Chief Financial Officer