Form 10-Q/A
period 2001-12-31
BROOKS AUTOMATION INC
filed 2002-04-04
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                          Amendment No. 1 to Form 10-Q


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

                             BROOKS AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                2001               2000 (1)
                                                                             ---------            ---------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $  (7,734)           $   5,515
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                7,486                8,823
    Compensation expense related to common stock options                           368                    8
    Provision for losses on accounts receivable                                    145                  362
    Provision for excess and obsolete inventories                                  482                  628
    Deferred income taxes                                                       (1,581)                (697)
    Amortization of debt discount                                                  211                   --
    Minority interests                                                             (57)                 (57)
    Loss on disposal of long-lived assets                                           40                   --
    Changes in operating assets and liabilities:
      Accounts receivable                                                       15,409              (12,236)
      Inventories                                                                3,411               (8,115)
      Prepaid expenses and other current assets                                  1,190                  397
      Accounts payable                                                          (6,914)               2,780
      Deferred revenue                                                          (2,062)              (1,025)
      Accrued compensation and benefits                                          3,031               (1,970)
      Accrued acquisition-related and restructuring costs                       (1,305)                 (28)
      Accrued expenses and other current liabilities                           (10,504)               4,046
                                                                             ---------            ---------
          Net cash provided by (used in) operating activities                    1,616               (1,569)
                                                                             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                       (4,485)              (5,120)
Acquisition of businesses, net of cash acquired                                (26,836)              (1,244)
Purchases of marketable securities                                             (13,189)             (37,295)
Sale/maturity of marketable securities                                          10,182                   --
(Increase) decrease in other assets                                              3,004               (2,630)
                                                                             ---------            ---------
          Net cash used in investing activities                                (31,324)             (46,289)
                                                                             ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations                          (443)                (148)
Proceeds from issuance of common stock, net of issuance costs                      572                1,070
                                                                             ---------            ---------
          Net cash provided by financing activities                                129                  922
                                                                             ---------            ---------

Elimination of net cash activities on pooling of interest transaction               --               (1,119)
                                                                             ---------            ---------

Effects of exchange rate changes on cash and cash
  equivalents                                                                     (509)                (176)
                                                                             ---------            ---------

Net decrease in cash and cash equivalents                                      (30,088)             (48,231)
Cash and cash equivalents, beginning of period                                 160,239              133,636
                                                                             ---------            ---------

Cash and cash equivalents, end of period                                     $ 130,151            $  85,405
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


      A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to identifiable intangible assets, each of which the Company estimates to have a useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Finalization of the allocation of excess of purchase price over the fair value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the Company expects to occur in the second quarter of fiscal 2002. The Company believes it has sufficient information to finalize the purchase price allocation but requires additional time to complete the analysis. A change in the allocation between the acquired identifiable intangible assets and goodwill of $1,000,000 would result in a change in annual amortization expense of approximately $333,000. An increase in the weighted average useful life of the acquired identifiable intangible assets from three years to four years would result in a decrease in annual amortization expense of approximately $335,000. A decrease in the weighted average useful life of the acquired identifiable intangible assets from three years to two years would result in an increase in annual amortization expense of approximately $669,000. Pro forma results of operations are not presented as the amounts are not

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



      material compared to the Company's historical results. A summary of the transaction is as follows (in thousands):


      Consideration:
        Cash                                                          $11,413
        Transaction costs                                                 160
                                                                      -------
              Total consideration                                      11,573
      Fair value of net tangible assets acquired                        3,541
                                                                      -------
      Preliminary excess of fair value over net tangible
        assets acquired                                                 8,032
      Preliminary allocation of excess purchase price to
        identifiable intangible assets:
          Completed technology                                          3,574
          Trademarks and trade names                                      241
          Non-competition agreements                                      201
                                                                      -------
                                                                        4,016
                                                                      -------
      Preliminary allocation of excess purchase price to
        goodwill                                                      $ 4,016
                                                                      =======

      Tec-Sem

      On October 9, 2001, the Company acquired Tec-Sem, a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. In consideration, the Company paid $12.9 million of cash and issued 131,750 shares of Brooks common stock with a market value of $4.3 million at the time of issuance, subject to post-closing adjustments, which the Company expects to complete in accordance with the procedures defined in the terms of the acquisition agreement. The acquisition agreement establishes a procedure for post-closing adjustments in which the net assets of Tec-Sem are determined at a point in time prior to the closing and compared with the net assets at closing. To the extent that there is a decrease in the net value of the assets, the purchase price will be reduced on a dollar for dollar basis. The parties are in the process of completing this analysis, which is scheduled for completion under the acquisition agreement within 60 days of the closing of the transaction. The Company also granted 25,000 shares of fully issued common stock with a market value of $0.8 million at the time of issuance, to certain key non-owner employees of Tec-Sem, which were accounted for as additional purchase price, since the issuance of the shares is not related to any continuing employee obligations to the Company. The fair value of the shares issued was determined utilizing the average closing price of the Company's common stock over a period of two days before and the day of the acquisition.


      A portion of the excess of purchase price over fair value of net tangible assets acquired was allocated on a preliminary basis to identifiable intangible assets, each of which the Company estimates will have a useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at lease annually. Finalization of the allocation of excess of purchase price over the fair value of net liabilities assumed to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results. A summary of the transaction is as follows (in thousands):





      Consideration:
        Cash, net of cash acquired of $223                               $12,677
        Common stock                                                       5,077
        Transaction costs                                                    257
                                                                         -------
              Total consideration                                         18,011
      Fair value of net tangible assets acquired                             257
                                                                         -------
      Preliminary excess of fair value over net liabilities
        assumed                                                           17,754
      Preliminary allocation of excess purchase price to
        identifiable intangible assets:
          Completed technology                                             7,901
          Trademarks and trade names                                         533
          Non-competition agreements                                         443
                                                                         -------
                                                                           8,877
                                                                         =======
      Preliminary allocation of excess purchase price to
        goodwill                                                         $ 8,877
                                                                         =======

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



      GPI


      On October 5, 2001, the Company acquired substantially all of the assets of GPI in exchange for 850,000 shares of Brooks common stock, with a market value of $26.2 million at the time of issuance, subject to post-closing adjustments, and $0.2 million of cash. The Company expects to complete any post-closing adjustments in accordance with the procedures defined in the terms of the acquisition agreement. The acquisition agreement establishes a procedure for post-closing adjustments in which the net assets of GPI are determined at a point in time prior to the closing and compared with the net assets at closing. To the extent that there is a decrease in the net value of the assets, the purchase price will be reduced on a dollar for dollar basis. The parties are in the process of completing this analysis, which is scheduled for completion under the acquisition agreement within 134 days of the closing of the transaction. GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. The fair value of the shares issued was determined utilizing the average closing price of the Company's common stock over a period of two days before and the day of the acquisition.


      A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to identifiable intangible assets, each of which the Company estimates will have a useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Finalization of the allocation of the excess of purchase price over fair value of net assets acquired to identifiable intangible assets and goodwill will be made upon completion of the analysis of their fair values. A summary of the transaction is as follows (in thousands):


      Consideration:
        Common stock                                                $26,222
        Cash                                                            177
        Transaction costs                                               674
                                                                    -------
            Total consideration                                      27,073
      Fair value of net tangible assets acquired                      5,887
                                                                    -------
      Preliminary excess of fair value over net tangible
        assets acquired                                              21,186
      Preliminary allocation of excess purchase price to
        identifiable intangible assets:
          Completed technology                                        9,662
          Trademarks and trade names                                    651
          Non-competition agreements                                    543
                                                                    -------
                                                                     10,856
                                                                    -------
      Preliminary allocation of excess purchase price to
        goodwill                                                    $10,330
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

                             BROOKS AUTOMATION, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued



3.    GOODWILL AND INTANGIBLE ASSETS


      The Company has elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company recorded amortization expense of $3.7 million and $6.0 million for its amortizable intangible assets for the three months ended December 31, 2001 and 2000, respectively. Estimated future amortization expense on the intangible assets recorded by the Company as of December 31, 2001 is as follows (in thousands):



      Year ended September 30,
        2002                        $ 16,200
        2003                        $ 16,100
        2004                        $ 15,000
        2005                        $  6,100
        2006                        $  2,360


      The amortization of goodwill excluded from the Company's results of operations for the three months ended December 31, 2001 as a result of the adoption of FAS 142 totaled $7.7 million.



      The changes in the carrying amount of goodwill for the quarter ended December 31, 2001 are as follows (in thousands):



                                                        Tool                Factory             Factory
                                                     Automation            Interface           Automation
                                                       Systems             Solutions            Solutions              Total
                                                       -------             ---------            ---------              -----
      Balance at September 30, 2001                     $ 4,751             $ 24,138             $ 31,239             $ 60,128
      Adjustments to goodwill:
        Reclassify assembled workforces to
          goodwill in accordance with FAS 141               450                1,059                5,066                6,575
        Acquisitions in the three months ended
          December 31, 2001                                  --               23,223                   --               23,223
        Purchase accounting adjustments on
          prior period acquisitions                         (24)              (3,136)                  21               (3,139)
        Foreign currency translation                        (67)                  (5)                 (50)                (122)
                                                        -------             --------             --------             --------
      Balance at December 31, 2001                      $ 5,110             $ 45,279             $ 36,276             $ 86,665
                                                        =======             ========             ========             ========




      Purchase accounting adjustments are comprised of $2.0 million reclassified to deferred compensation with respect to stock awards granted to e-Diagnostics employees at the time of acquisition and other individually insignificant purchase accounting adjustments aggregating $1.1 million.


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

      Financial information for the Company's business segments is as follows (in thousands):



                                                         Tool               Factory             Factory
                                                      Automation           Interface           Automation
                                                        Systems            Solutions            Solutions               Total
                                                     ---------------------------------------------------------------------------
      Three months ended December 31, 2001
        Revenues
          Product                                     $  16,281             $ 15,738             $ 10,699             $  42,718
          Services                                        4,106                2,092               12,539                18,737
                                                      ---------             --------             --------             ---------
                                                      $  20,387             $ 17,830             $ 23,238             $  61,455
                                                      =========             ========             ========             =========

        Gross margin                                  $   6,486             $  4,697             $ 12,931             $  24,114
        Operating income (loss)                       $  (2,532)            $ (3,250)            $ (3,143)            $  (8,925)

      Three months ended December 31, 2000
        Revenues
          Product                                     $  52,879             $ 27,740             $ 11,220             $  91,839
          Services                                        4,958                  617               13,977                19,552
                                                      ---------             --------             --------             ---------
                                                      $  57,837             $ 28,357             $ 25,197             $ 111,391
                                                      =========             ========             ========             =========

        Gross margin                                  $  22,077             $ 11,774             $ 16,768             $  50,619
        Operating income                              $  11,311             $  1,775             $    184             $  13,270

      Assets
        December 31, 2001                             $ 170,407             $ 84,491             $ 32,472             $ 287,370
        September 30, 2001                            $ 200,172             $ 41,608             $ 44,832             $ 286,612

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
                                   ======            =======             =======             ======



                                                                              16
The Company anticipates cash outlays of $2.4 million and $1.6 million through the remainder of fiscal 2002 and in subsequent years, respectively, to complete its acquisition-related and restructuring initiatives.

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

Gross Margin


Gross margin decreased to 39.2% for the three months ended December 31, 2001, compared to 45.4% for the same prior year period. The overall decrease in gross margin is primarily attributable to lower revenue levels which are a result of the current downturn affecting the semiconductor industry. These lower revenue levels impact cost absorption, exerting downward pressure on gross margins. In the three months ended on December 31, 2001, the Company provided $482,000 for excess and obsolete inventories. The charge is an estimate of reserve requirements based on an analysis the Company performs on a periodic basis. As a result of the continuing downturn in the semiconductor industry, on-hand inventory levels continue to exceed expected demand. Excluding the impact of this provision, the Company's gross margin was 40.0% for the period.


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
                                   ======            =======             =======             ======

                             BROOKS AUTOMATION, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



Interest Income and Expense


Interest income decreased by $1.1 million, to $2.8 million, in the three months ended December 31, 2001, compared to the same prior year period, primarily as a result of lower interest rates coupled with slightly lower balances available for investment. Interest expense of $2.6 million for the three months ended December 31, 2001, is primarily comprised of $2.3 million related to the Company's Convertible Subordinated Notes and imputed interest expense on the notes payable related to the Company's recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million. Interest expense of $0.2 million in the prior year period is primarily related to the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI. This note was paid in full on January 5, 2001.


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


The Company's days sales outstanding ("DSO") increased for the three months ended December 31, 2001 compared to the same prior year period. The decrease in revenues for the three months ended December 31, 2001 was disproportionate to the decrease in accounts receivable, thereby adversely impacting DSO. Additionally, the decrease in revenues was also disproportionate to the decrease in inventories, adversely impacting days sales in inventory.


Cash used in investing activities was $31.3 million for the three months ended December 31, 2001, and is principally comprised of $12.9 million for the acquisition of Tec-Sem, net of cash acquired, $11.6 million for the acquisition of the Zygo Group, net of cash acquired, $2.3 million for other acquisitions, net of cash acquired, $4.5 million used for capital additions and $13.2 million invested in marketable securities. These expenditures were partially offset by sale of $10.2 million of the Company's investments in marketable securities.

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

BROOKS RELIES ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF ITS REVENUES AND BUSINESS.


   Brooks receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect Brooks' revenue, business and reputation. Sales to Brooks' ten largest customers accounted for approximately 39% of total revenues in the quarter ended December 31, 2001, 37% of total revenues in fiscal 2001 and 40% of total revenues in fiscal 2000.


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



                                      BROOKS AUTOMATION, INC.




DATE: April 3, 2002                   /s/ Ellen B. Richstone
                                      ------------------------------------------
                                      Ellen B. Richstone
                                      Senior Vice President of Finance and
                                      Administration and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX



  Exhibit No.         Description
  -----------         -----------

                      None