Form 10-Q
period 2002-03-31
BROOKS-PRI AUTOMATION INC
filed 2002-05-15
CIK 933974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from         to

                         Commission File Number 0-25434

                           BROOKS-PRI AUTOMATION, INC.
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

                                ----------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (March 31, 2002):

            Common stock, $0.01 par value         20,269,920 shares

                             BROOKS-PRI AUTOMATION, INC.

                                      INDEX

                                                                                  Page Number
                                                                                  -----------
PART I.   FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                and September 30, 2001                                                   3

            Consolidated Statements of Operations for the three and six months
                ended March 31, 2002 and 2001 (unaudited)                                4

            Consolidated Statements of Cash Flows for the six months ended
                March 31, 2002 and 2001 (unaudited)                                      5

            Notes to Consolidated Financial Statements (unaudited)                       6


Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       20

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  47



PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                           48

Signatures                                                                              49

                          BROOKS-PRI AUTOMATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,           September 30,
                                                                                         2002                  2001
                                                                                       ---------             ---------
                                                                                      (unaudited)
                                                                                      (In thousands, except share data)
ASSETS
Current assets
  Cash and cash equivalents                                                            $ 103,710             $ 160,239
  Marketable securities                                                                   62,345                43,593
  Accounts receivable, net, including related party receivables of $558 and
    $32, respectively                                                                     80,605                93,565
  Inventories                                                                             51,705                49,295
  Prepaid expenses and other current assets                                               11,782                 9,836
  Deferred income taxes                                                                   27,316                26,608
                                                                                       ---------             ---------
    Total current assets                                                                 337,463               383,136

Property, plant and equipment
  Buildings and land                                                                      31,921                31,910
  Computer equipment and software                                                         38,908                38,497
  Machinery and equipment                                                                 18,319                17,349
  Furniture and fixtures                                                                  11,417                11,240
  Leasehold improvements                                                                  11,061                10,069
  Construction in progress                                                                19,449                11,026
                                                                                       ---------             ---------
                                                                                         131,075               120,091
  Less:  Accumulated depreciation and amortization                                       (58,277)              (53,632)
                                                                                       ---------             ---------
                                                                                          72,798                66,459
Long-term marketable securities                                                          117,412               125,887
Goodwill                                                                                  96,115                60,128
Intangible assets, net                                                                    57,953                40,788
Deferred income taxes                                                                     21,934                19,280
Other assets                                                                              16,194                14,026
                                                                                       ---------             ---------

        Total assets                                                                   $ 719,869             $ 709,704
                                                                                       =========             =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                        $  17,541             $  17,122
  Current portion of long-term debt                                                           27                   392
  Accounts payable                                                                        17,344                18,595
  Deferred revenue                                                                        21,119                15,507
  Accrued compensation and benefits                                                       13,747                12,835
  Accrued acquisition-related and restructuring costs                                      2,287                 3,702
  Accrued income taxes payable                                                             1,030                 7,691
  Deferred income taxes                                                                      509                   423
  Accrued expenses and other current liabilities                                          23,355                24,706
                                                                                       ---------             ---------
    Total current liabilities                                                             96,959               100,973

Long-term debt                                                                           175,187               175,031
Deferred income taxes                                                                      6,357                 6,546
Accrued long-term restructuring                                                            1,184                 1,559
Other long-term liabilities                                                                  958                   664
                                                                                       ---------             ---------
        Total liabilities                                                                280,645               284,773
                                                                                       ---------             ---------

Commitments and contingencies (Note 10)

Minority interests                                                                           642                   762
                                                                                       ---------             ---------

Stockholders' equity
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
    issued and outstanding                                                                    --                    --
  Common stock, $0.01 par value, 43,000,000 shares authorized, 20,269,920
    and 18,903,165 shares issued and outstanding, respectively                               203                   189
  Additional paid-in capital                                                             512,320               471,991
  Deferred compensation                                                                   (1,855)                   (5)
  Accumulated other comprehensive loss                                                    (7,230)               (2,586)
  Accumulated deficit                                                                    (64,856)              (45,420)
                                                                                       ---------             ---------
        Total stockholders' equity                                                       438,582               424,169
                                                                                       ---------             ---------

        Total liabilities, minority interests and stockholders' equity                 $ 719,869             $ 709,704
                                                                                       =========             =========


        The accompanying notes are an integral part of these consolidated financial statements.

                          BROOKS-PRI AUTOMATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                         Three months ended              Six months ended
                                                                              March 31,                       March 31,
                                                                       2002            2001 (1)        2002             2001 (1)
                                                                     --------         ---------      ---------         ---------
                                                                                 (In thousands, except per share data)
Revenues
  Product, including related party revenues of $469 and
    $517 for the three and six month periods ended
    March 31, 2002, respectively, and $3,075 and $13,934
    for the periods from January 1, 2001 and October 1, 2000,
    through January 23, 2001, respectively (see Note 7)              $ 39,767         $  86,667      $  82,485         $ 178,506
  Services                                                             18,549            25,320         37,286            44,872
                                                                     --------         ---------      ---------         ---------
    Total revenues                                                     58,316           111,987        119,771           223,378
                                                                     --------         ---------      ---------         ---------

Cost of revenues
  Product                                                              25,098            43,501         49,505            90,629
  Services                                                             13,175            19,620         26,109            33,264
                                                                     --------         ---------      ---------         ---------
  Total cost of revenues                                               38,273            63,121         75,614           123,893
                                                                     --------         ---------      ---------         ---------

Gross profit                                                           20,043            48,866         44,157            99,485
                                                                     --------         ---------      ---------         ---------

Operating expenses
  Research and development                                             15,441            15,431         29,575            29,010
  Selling, general and administrative                                  19,079            23,999         37,984            47,769
  Amortization of acquired intangible assets                            2,556             6,942          6,189            12,635
  Acquisition-related and restructuring charges                             9             1,018            109             1,018
                                                                     --------         ---------      ---------         ---------
    Total operating expenses                                           37,085            47,390         73,857            90,432
                                                                     --------         ---------      ---------         ---------

Income (loss) from operations                                         (17,042)            1,476        (29,700)            9,053
Interest income                                                         2,610             2,193          5,454             6,149
Interest expense                                                        2,674                94          5,272               300
Other income (expense), net                                                92               227            645              (614)
                                                                     --------         ---------      ---------         ---------

Income (loss) before income taxes and minority interests              (17,014)            3,802        (28,873)           14,288
Income tax provision (benefit)                                         (5,249)            6,489         (9,317)           11,517
                                                                     --------         ---------      ---------         ---------

Income (loss) before minority interests                               (11,765)           (2,687)       (19,556)            2,771
Minority interests in income (loss) of consolidated subsidiaries          (63)              (95)          (120)             (152)
                                                                     --------         ---------      ---------         ---------

Net income (loss)                                                     (11,702)           (2,592)       (19,436)            2,923
Accretion and dividends on preferred stock                                 --               (30)            --               (60)
                                                                     --------         ---------      ---------         ---------

Net income (loss) attributable to common stockholders                $(11,702)        $  (2,622)     $ (19,436)        $   2,863
                                                                     ========         =========      =========         =========

Earnings (loss) per share
  Basic                                                              $  (0.58)        $   (0.15)     $   (0.97)        $    0.16
  Diluted                                                            $  (0.58)        $   (0.15)     $   (0.97)        $    0.15

Shares used in computing earnings (loss) per share
  Basic                                                                20,116            17,705         20,001            17,649
  Diluted                                                              20,116            17,705         20,001            18,635


(1) Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BROOKS-PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six months ended
                                                                                             March 31,
                                                                                    2002                2001(1)
                                                                                 ---------             ---------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                $ (19,436)            $   2,923
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                   13,111                18,932
    Compensation expense related to common stock                                       664                    15
    Provision for losses on accounts receivable                                        439                   409
    Provision for excess and obsolete inventories                                    1,095                 1,258
    Deferred income taxes                                                           (2,822)               (7,247)
    Acquisition-related and restructuring charges                                      109                 1,018
    Amortization of debt discount                                                      394                    --
    Minority interests                                                                (120)                 (152)
    Loss on disposal of long-lived assets                                              103                   118
    Changes in operating assets and liabilities:
      Accounts receivable                                                           23,944               (19,399)
      Inventories                                                                    6,905               (14,569)
      Prepaid expenses and other current assets                                      2,966                (3,426)
      Accounts payable                                                              (4,040)               (2,420)
      Deferred revenue                                                                 606                 2,249
      Accrued compensation and benefits                                                708                (2,635)
      Accrued acquisition-related and restructuring costs                           (1,899)               (1,161)
      Accrued expenses and other current liabilities                               (14,636)               20,438
                                                                                 ---------             ---------
          Net cash provided by (used in) operating activities                        8,091                (3,649)
                                                                                 ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                          (11,101)              (37,232)
Acquisition of businesses, net of cash acquired                                    (34,439)              (29,980)
Purchases of marketable securities                                                 (30,213)              (36,546)
Sale/maturity of marketable securities                                              19,936                63,542
Proceeds from sale of long-lived assets                                                 --                     2
Increase in other assets                                                           (11,128)               (2,518)
                                                                                 ---------             ---------
          Net cash used in investing activities                                    (66,945)              (42,732)
                                                                                 ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of short-term borrowings                                                       --               (16,000)
Payments of long-term debt and capital lease obligations                              (897)                 (272)
Proceeds from issuance of common stock, net of issuance costs                        3,983                 2,722
                                                                                 ---------             ---------
          Net cash provided by (used in) financing activities                        3,086               (13,550)
                                                                                 ---------             ---------

Elimination of net cash activities on pooling of interest transaction                   --                (1,119)
                                                                                 ---------             ---------

Effects of exchange rate changes on cash and cash
  equivalents                                                                         (761)                 (207)
                                                                                 ---------             ---------

Net decrease in cash and cash equivalents                                          (56,529)              (61,257)
Cash and cash equivalents, beginning of period                                     160,239               133,636
                                                                                 ---------             ---------

Cash and cash equivalents, end of period                                         $ 103,710             $  72,379
                                                                                 =========             =========


(1) Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

        The accompanying notes are an integral part of these consolidated financial statements.

                          BROOKS-PRI AUTOMATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  BASIS OF PRESENTATION

    The unaudited consolidated financial statements of Brooks-PRI Automation, Inc. and its subsidiaries ("Brooks" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

    The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A, filed with the United States Securities and Exchange Commission for the year ended September 30, 2001.

    On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, "IAS"), privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141"). Accordingly, the Company's Consolidated Statements of Operations for the three and six months ended March 31, 2002 and the Consolidated Statement of Cash Flows for the six months ended March 31, 2002, include the results of IAS for the period subsequent to its acquisition.

    On December 15, 2001, the Company acquired Fab Air Control ("Fab Air"), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation ("Zygo Group"). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company ("Tec-Sem"). Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. ("GPI"). GPI, formerly located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the six months then ended include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

    The merger, which is expected to close in May 2002, is contingent upon the fulfillment of certain conditions as provided in the Merger Agreement including, but not limited to, the approval of the merger by the stockholders of PRI and the approval of the issuance of the Company's common stock in the merger by the stockholders of the Company.

    PRI supplies advanced factory automation systems, software, and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective October 1, 2001. Accordingly, the Company has completed the transitional impairment test as of the date of adoption (See Note 3). The Company will perform an annual impairment test of goodwill, required under FAS 142, at the end of each fiscal year.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

    The accompanying consolidated financial statements and notes thereto for the three and six months ended March 31, 2001 have been restated to include the financial position and results of operations for PTI.

    The results of operations previously reported by the separate companies prior to the acquisition of PTI and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

                                                   Three months ended    Six months ended
                                                     March 31, 2001       March 31, 2001
                                                   ---------------------------------------
          Revenues
              Brooks Automation, Inc.                   $ 108,740             $216,318
              Progressive Technologies, Inc.                3,247                7,060
                                                        ---------             --------
                                                        $ 111,987             $223,378
                                                        =========             ========
          Net income (loss)
              Brooks Automation, Inc.                   $  (2,703)            $  2,276
              Progressive Technologies, Inc.                   81                  647
                                                        ---------             --------

                                                        $  (2,622)            $  2,923
                                                        =========             ========

    PURCHASE TRANSACTIONS

    IAS

    On February 15, 2002, the Company acquired IAS, two privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. The transaction was accounted for as a purchase in accordance with FAS 141. In consideration, the Company paid IAS and its stockholders (the "Sellers") $5.4 million of cash and issued or reserved for issuance 209,573 shares of Brooks common stock with a value of $9.9 million at the time of closing. Of these shares, 140,600 have been reserved for issuance to the sellers over a period of three years in accordance with the terms of the acquisition agreement, subject to adjustment for any indemnification claims that may arise within two years of the acquisition date. Additionally, 103,299 of the 140,600 shares are issuable contingent upon employment obligations to be fulfilled by certain key IAS employees ratably over the three year period subsequent to the acquisition. These shares will be recorded as compensation expense at the time of issuance.

    A portion of the excess of purchase price over fair value of net liabilities assumed was allocated on a preliminary basis to identifiable intangible assets, each of which the Company estimates to have a useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Finalization of the allocation of excess of purchase price over the fair value of net liabilities assumed to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the Company expects to occur in the third quarter of fiscal 2002. A change in the allocation between the acquired identifiable intangible assets and goodwill of $1,000,000 would result in a change in annual amortization expense of approximately $333,000. An increase in the weighted average useful life of the acquired identifiable intangible assets from three years to four years would result in a decrease in annual amortization expense of approximately $540,000. A decrease in the weighted average useful life of the acquired identifiable intangible assets from three years to two years would result in an increase in annual amortization expense of approximately $1,080,000. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results. A summary of the transaction is as follows (in thousands):

          Consideration:
            Cash                                                                $ 5,430
            Common stock issued                                                   4,339
            Transaction costs                                                       943
                                                                                -------
                  Total consideration                                            10,712
                                                                                -------
          Fair value of net liabilities assumed                                   2,109
          Deferred compensation                                                     532
                                                                                -------
                    Fair value of net liabilities assumed                         1,577
                                                                                -------
          Preliminary excess of consideration over fair value of net
            liabilities assumed                                                  12,289
          Preliminary allocation of excess consideration to
            identifiable intangible assets:
              Completed technology                                                5,706
              Trademarks and trade names                                            385
              Non-competition agreements                                            320
                                                                                -------
                                                                                  6,411
                                                                                -------
          Preliminary allocation of excess consideration to goodwill            $ 5,878
                                                                                =======

    Fab Air

    On December 15, 2001, the Company acquired Fab Air, a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. In consideration, the Company paid $1.2 million of cash and incurred $0.3 million of transaction costs. The transaction was accounted for as a purchase in accordance with FAS 141. The excess of purchase price over fair value of net tangible assets acquired of $1.5 million has been recorded as completed technology, with an estimated useful life of three years, and will be amortized using the straight-line method. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results.

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

    A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to identifiable intangible assets, each of which the Company estimates to have a useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Finalization of the allocation of excess of purchase price over the fair value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the Company expects to occur in the third quarter of fiscal 2002. The Company believes it has sufficient information to finalize the purchase price allocation but requires additional time to complete the analysis. A change in the allocation between the acquired identifiable intangible assets and goodwill of $1,000,000 would result in a change in annual amortization expense of approximately $333,000. An increase in the weighted average useful life of the acquired identifiable intangible assets from three years to four years would result in a decrease in annual amortization expense of approximately $335,000. A decrease in the weighted average useful life of the acquired identifiable intangible assets from three years to two years would result in an increase in annual amortization expense of approximately $669,000. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results. A summary of the transaction is as follows (in thousands):

          Consideration:
            Cash                                                         $11,413
            Transaction costs                                                160
                                                                         -------
                  Total consideration                                     11,573
          Fair value of net tangible assets acquired                       3,541
                                                                         -------
          Preliminary excess of consideration over fair value
            of net tangible assets acquired                                8,032
          Preliminary allocation of excess consideration to
            identifiable intangible assets:
              Completed technology                                         3,574
              Trademarks and trade names                                     241
              Non-competition agreements                                     201
                                                                         -------
                                                                           4,016
          Preliminary allocation of excess consideration to              -------
            goodwill                                                     $ 4,016
                                                                         =======

    Tec-Sem

    On October 9, 2001, the Company acquired Tec-Sem, a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. In consideration, the Company paid $13.7 million of cash and issued 155,000 shares of Brooks common stock with a market value of $5.1 million at the time of issuance. The Company also granted 25,000 shares of fully issued common stock with a market value of $0.8 million at the time of issuance, to certain key non-owner employees of Tec-Sem, which were accounted for as additional purchase price, since the issuance of the shares is not related to any continuing employee obligations to the Company. The fair value of the shares issued was determined utilizing the average closing price of the Company's common stock over a period of two days before and the day of the acquisition.

    A portion of the excess of purchase price over fair value of net tangible assets acquired was allocated on to identifiable intangible assets, each of which the Company estimates will have a useful life of three years. Accordingly, the Company is amortizing these intangible assets over three years, using the straight-line method. The balance of the excess was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at lease annually. The allocation of excess of purchase price over the fair value of net liabilities assumed to identifiable intangible assets and goodwill has been finalized. Pro forma results of operations are not presented as the amounts are not material compared to the Company's historical results. A summary of the transaction is as follows (in thousands):


          Consideration:
            Cash, net of cash acquired of $223                                  $13,742
            Common stock                                                          5,872
            Transaction costs                                                       292
                                                                                -------
                  Total consideration                                            19,906
          Fair value of net tangible assets acquired                              1,981
                                                                                -------
          Excess of consideration over fair value of net liabilities
             assumed                                                             17,925
          Allocation of excess consideration to
          identifiable intangible assets:

              Completed technology                                                7,023
                                                                                -------

          Allocation of excess consideration to goodwill                        $10,902
                                                                                =======


    GPI

    On October 5, 2001, the Company acquired substantially all of the assets of GPI in exchange for 850,000 shares of Brooks common stock, with a market value of $26.2 million at the time of issuance, subject to post-closing adjustments, and $0.2 million of cash. The Company expects to complete any post-closing adjustments in accordance with the procedures defined in the terms of the acquisition agreement. The acquisition agreement establishes a procedure for post-closing adjustments in which the net assets of GPI are determined at a point in time prior to the closing and compared with the net assets at closing. To the extent that there is a decrease in the net value of the assets, the purchase price will be reduced on a dollar for dollar basis. The parties are in the process of finalizing this analysis. GPI, formerly located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. The fair value of the shares issued was determined utilizing the average closing price of the Company's common stock over a period of two days before and the day of the acquisition.

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

          Consideration:
            Common stock                                                 $26,222
            Cash                                                             177
            Transaction costs                                                777
                                                                         -------
                Total consideration                                       27,176
          Fair value of net tangible assets acquired                       5,844
                                                                         -------
          Preliminary excess of consideration over fair value
            of net tangible assets acquired                               21,332
          Preliminary allocation of excess consideration to
            identifiable intangible assets:
              Completed technology                                         9,300
              Trademarks and trade names                                     600
              Non-competition agreements                                     200
                                                                         -------
                                                                          10,100
                                                                         -------
          Preliminary allocation of excess consideration to
            goodwill                                                     $11,232
                                                                         =======

    Pro forma results of operations

    On February 16, 2001, the Company acquired SEMY, a wholly owned subsidiary of Semitool, Inc. The following pro forma results of operations for the three and six months ended March 31, 2001 have been prepared as though the acquisitions of GPI and SEMY had occurred as of October 1, 2000. In fiscal 2001, the Company made several individually insignificant acquisitions which are not included in the pro forma results of operations below, as their results are not material to the Company's consolidated results of operations. No pro forma adjustments were required to the results of operations for the six months ended March 31, 2002, as the results of operations for GPI for the five days from October 1, 2001 through October 5, 2001 are not material to the Company's results of operations; they are provided below for comparative purposes only. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of that date or of results of operations that may occur in the future (in thousands except per share data):

                                                              Three months ended                   Six  months ended
                                                                    March 31,                          March 31,
                                                            2002             2001                2002             2001
                                                         ----------------------------         ---------------------------
          Revenues                                       $ 58,316          $ 116,386          $ 119,771          $239,012
          Net income (loss)                              $(11,702)         $  (4,452)         $ (19,436)         $    390
          Earnings (loss) per share (diluted)            $  (0.58)         $   (0.24)         $   (0.97)         $   0.02

3.  GOODWILL AND INTANGIBLE ASSETS

    The Company has elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company recorded amortization expense of $2.6 million and $6.5 million for its amortizable intangible assets for the three and six months ended March 31, 2002, respectively. Estimated future amortization expense on the intangible assets recorded by the Company as of March 31, 2002 is as follows (in thousands):

        Year ended September 30,
         2002                               $ 14,700
         2003                               $ 14,500
         2004                               $ 13,200
         2005                               $  8,000
         2006                               $  4,300

    The amortization of goodwill excluded from the Company's results of operations for the three and six months ended March 31, 2002 as a result of the adoption of FAS 142 totaled $8.3 million and $16.0 million, respectively.

    The changes in the carrying amount of goodwill by segment for the three months ended December 31, 2001 and March 31, 2002 are as follows (in thousands):

                                                         Tool           Factory         Factory
                                                      Automation       Interface      Automation
                                                        Systems        Solutions       Solutions        Other         Total
                                                        -------        ---------       ---------        -----         -----
  Balance at September 30, 2001                        $ 4,751        $ 24,138        $ 31,239        $   --       $ 60,128
   Adjustments to goodwill:
     Reclassify assembled workforces to goodwill
       in accordance with FAS 141                          450           1,059           5,066            --          6,575
     Acquisitions                                           --          23,223              --            --         23,223
      Purchase accounting adjustments on prior
        period acquisitions                                (24)         (3,136)             21            --         (3,139)
      Foreign currency translation                         (67)             (5)            (50)           --           (122)
                                                       -------        --------        --------        ------       --------
  Balance at December 31, 2001                           5,110          45,279          36,276            --         86,665
   Adjustments to goodwill:
    Reclassify assembled workforces to
      goodwill in accordance with FAS 141                   --              --              --            --             --
     Acquisitions                                           --           3,408              --         5,878          9,286
    Purchase accounting adjustments on
      prior period acquisitions                              6           1,305            (948)           --            363
    Foreign currency translation                            (3)           (146)            (50)           --           (199)
                                                       -------        --------        --------        ------       --------
  Balance at March 31, 2002                            $ 5,113        $ 49,846        $ 35,278        $5,878       $ 96,115
                                                       =======        ========        ========        ======       ========

    Purchase accounting adjustments are comprised of $2.0 million reclassified to deferred compensation with respect to stock awards granted to e-Diagnostics employees at the time of acquisition and other individually insignificant purchase accounting adjustments aggregating $0.8 million.

    The information below gives effect to the adoption of FAS 142 as if the provisions had been adopted as of October 1, 2000. The results for the three and six months ended March 31, 2002 are presented for comparative purposes only, as the effect of the adoption of FAS 142 is reflected in the Company's actual results of operations for that period (in thousands, except per share data):

                                                                      Three months ended                  Six months ended
                                                                           March 31,                          March 31,
                                                                    2002              2001             2002              2001
                                                                 ----------        ----------       ----------        ----------
          Net income (loss) attributable to common
           Stockholders                                          $  (11,702)       $   (2,592)      $  (19,436)       $    2,923
          Add back goodwill  and assembled workforces
            Amortization                                                 --             5,409               --            10,280
                                                                 ----------        ----------       ----------        ----------
            Adjusted net income (loss)                           $  (11,702)       $    2,817       $  (19,436)       $   13,203
                                                                 ==========        ==========       ==========        ==========

          Basic earnings (loss) per share
            Reported earnings (loss) per share                   $    (0.58)       $    (0.15)      $    (0.97)       $     0.16
            Goodwill and assembled workforces amortization               --              0.30               --              0.58
                                                                 ----------        ----------       ----------        ----------

              Adjusted basic earnings (loss) per share           $    (0.58)       $     0.15       $    (0.97)       $     0.74
                                                                 ==========        ==========       ==========        ==========

          Diluted earnings (loss) per share
            Reported earnings (loss) per share                   $    (0.58)       $    (0.15)      $    (0.97)       $     0.15
            Goodwill and assembled workforces amortization               --              0.29               --              0.55
                                                                 ----------        ----------       ----------        ----------
              Adjusted diluted earnings (loss) per share         $    (0.58)       $     0.14       $    (0.97)       $     0.70
                                                                 ==========        ==========       ==========        ==========


    Components of the Company's identifiable intangible assets, including preliminary allocation of the identifiable intangible assets recorded in connection with the acquisitions of IAS and GPI are as follows (in thousands):

                                                   March  31, 2002                    September 30, 2001
                                             ----------------------------       -------------------------
                                                             Accumulated                      Accumulated
                                                Cost         Amortization         Cost        Amortization
                                             ----------------------------       -------------------------
          Patents                             $ 9,276          $ 6,210          $ 4,579          $ 2,422
          Completed technology                 58,598            9,314           31,575            4,081
          License agreements                      678              237              678              170
          Trademarks and trade names            3,678            1,020            2,426              648
          Non-competition agreements            2,854              921            2,133              591
          Customer relationships                1,305              734            1,305              571
          Assembled workforces                     --               --           10,590            4,015
                                              -------          -------          -------          -------
                                              $76,389          $18,436          $53,286          $12,498
                                              =======          =======          =======          =======

    The Company was required to complete the first step of the transitional impairment testing of goodwill required under the provisions of FAS 142 by the filing of the Form 10-Q for the quarter ended March 31, 2002. The Company has completed its testing and has determined that there is no impairment as of October 1, 2001.

4.  EARNINGS (LOSS) PER SHARE

    Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                               Three months ended            Six months ended
                                                                                     March 31,                    March 31,
                                                                               2002           2001           2002           2001
                                                                             -----------------------       -----------------------
          Basic earnings (loss) per share:
             Net income (loss)                                               $(11,702)      $ (2,592)      $(19,436)      $  2,923
             Accretion and dividends on preferred stock                            --            (30)            --            (60)
                                                                             --------       --------       --------       --------
             Net income (loss) attributable to common stockholders           $(11,702)      $ (2,622)      $(19,436)      $  2,863
                                                                             ========       ========       ========       ========


             Weighted average common shares outstanding                        20,116         17,705         20,001         17,649
                                                                             ========       ========       ========       ========

                 Basic earnings (loss) per share                             $  (0.58)      $  (0.15)      $  (0.97)      $   0.16
                                                                             ========       ========       ========       ========

          Diluted earnings (loss) per share:
             Net income (loss) attributable to common stockholders           $(11,702)      $ (2,622)      $(19,436)      $  2,863
                                                                             ========       ========       ========       ========

             Weighted average common shares outstanding                        20,116         17,705         20,001         17,649
             Dilutive stock options and warrants                                   --             --             --            986
                                                                             --------       --------       --------       --------
             Weighted average common shares outstanding for
               purposes of computing diluted earnings (loss)  per share        20,116         17,705         20,001         18,635
                                                                             ========       ========       ========       ========

                 Diluted earnings (loss) per share                           $  (0.58)      $  (0.15)      $  (0.97)      $   0.16
                                                                             ========       ========       ========       ========

    Options to purchase and assumed conversions totaling approximately 4,350,000 and 6,100,000 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended March 31, 2002, respectively, as their effect would be anti-dilutive. Options to purchase approximately 2,950,000 and 2,450,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2001, respectively, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.


5.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment, which is the only component of the Company's accumulated other comprehensive loss. The Company's comprehensive loss for the three months and six months ended March 31, 2002 was $12,665,000 and $24,080,000, respectively. The Company's comprehensive loss was $5,131,000 for the three months ended March 31, 2001; comprehensive income was $71,000 for the six months then ended.

6.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company has three reportable segments: tool automation systems, factory interface solutions and factory automation solutions. The tool automation systems segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems, products and components and products for data storage. The factory interface solutions segment provides hardware and software solutions, including minienvironments and automated transfer mechanisms, to isolate the semiconductor wafer from the production environment. The factory automation segment provides software products for the semiconductor manufacturing execution system ("MES") market, including consulting and software customization. IAS, acquired on February 15, 2002, is the only component of "Other", as the Company has not fully integrated this acquired entity into one of its segments as of March 31, 2002.

    The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related charges are excluded from the segments' operating income
    (loss). The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred taxes, acquired intangible assets, goodwill, all assets of the Company's Securities Corporation and investments in subsidiaries. The Company's Securities Corporation holds the Company's investments in marketable securities and is consolidated fully.

    Financial information for the Company's business segments is as follows (in thousands):


                                                           Tool           Factory       Factory
                                                         Automation      Interface     Automation
                                                           Systems       Solutions      Solutions        Other            Total
                                                          ---------       --------       --------       ---------       ---------
                Three  months  ended  March 31, 2002
                  Revenues
                    Product                               $  18,890       $ 15,692       $  4,313       $     872       $  39,767
                    Services                                  3,661            474         14,414              --          18,549
                                                          ---------       --------       --------       ---------       ---------
                                                          $  22,551       $ 16,166       $ 18,727       $     872       $  58,316
                                                          =========       ========       ========       =========       =========

                  Gross margin                            $   6,454       $  4,351       $  9,241       $      (3)      $  20,043
                  Operating income (loss)                 $  (3,250)      $ (4,472)      $ (6,419)      $    (336)      $ (14,477)

                Three  months  ended  March 31, 2001
                  Revenues
                    Product                               $  49,192       $ 24,871       $ 12,604       $      --       $  86,667
                    Services                                  5,472          1,359         18,489              --          25,320
                                                          ---------       --------       --------       ---------       ---------
                                                          $  54,664       $ 26,230       $ 31,093             $--       $ 111,987
                                                          =========       ========       ========       =========       =========

                  Gross margin                            $  18,877       $ 11,233       $ 18,756       $      --       $  48,866
                  Operating income (loss)                 $   7,815       $  2,044       $   (423)      $      --       $   9,436

                Six months ended March 31, 2002
                  Revenues
                    Product                               $  35,171       $ 31,430       $ 15,012       $     872       $  82,485
                    Services                                  7,767          2,566         26,953              --          37,286
                                                          ---------       --------       --------       ---------       ---------
                                                          $  42,938       $ 33,996       $ 41,965       $     872       $ 119,771
                                                          =========       ========       ========       =========       =========

                  Gross margin                            $  12,940       $  9,048       $ 22,171       $      (3)      $  44,157
                  Operating income (loss)                 $  (5,781)      $ (7,722)      $ (9,562)      $    (336)      $ (23,402)

                Six months ended March 31, 2001
                  Revenues
                    Product                               $ 102,071       $ 52,611       $ 23,824       $      --       $ 178,506
                    Services                                 10,430          1,976         32,466       $      --          44,872
                                                          ---------       --------       --------       ---------       ---------
                                                          $ 112,501       $ 54,587       $ 56,290       $      --       $ 223,378
                                                          =========       ========       ========       =========       =========

                  Gross margin                            $  40,954       $ 23,007       $ 35,524       $      --       $  99,485
                  Operating income                        $  19,126       $  3,819       $   (239)      $      --       $  22,706


          Assets
                  March 31, 2002                          $ 159,113       $ 84,020       $ 37,423       $   1,325       $ 281,881
                  September 30, 2001                      $ 200,172       $ 41,608       $ 44,832       $      --       $ 286,612

    A reconciliation of the Company's reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2002 and 2001 is as follows (in thousands):

                                                               Three months ended               Six months ended
                                                                     March 31,                        March 31,
                                                               2002            2001             2002             2001
                                                             ----------------------------------------------------------
          Segment operating income (loss)                    $(14,477)        $ 9,436         $(23,402)        $ 22,706

          Amortization of acquired intangible assets           (2,556)         (6,942)          (6,189)         (12,635)

          Acquisition-related charges                              (9)         (1,018)            (109)          (1,018)
                                                             --------         -------         --------         --------
             Total operating income (loss)                   $(17,042)        $ 1,476         $(29,700)        $  9,053
                                                             ========         =======         ========         ========


    A reconciliation of the Company's reportable segment assets to the corresponding consolidated amounts as of March 31, 2002 and September 30, 2001 is as follows (in thousands):

                                                March 31,       September 30,
                                                  2002              2001
                                               ------------------------------
          Segment assets                       $281,881            $286,612
          Deferred tax asset                     49,250              45,888
          Acquired intangible assets             54,712              32,353
          Goodwill                               96,115              66,703
          Securities Corporation assets         237,911             278,148
                                               --------            --------
                                               $719,869            $709,704
                                               ========            ========

    Net revenues by geographic area are as follows (in thousands):

                                  Three months ended                Six months ended
                                      March 31,                        March 31,
                                 2002            2001            2002            2001
                               ---------------------------------------------------------
          North America        $ 32,138        $ 61,568        $ 56,343        $122,950
          Asia/Pacific           13,627          31,676          31,251          60,779
          Europe                 12,551          18,743          32,177          39,649
                               --------        --------        --------        --------
                               $ 58,316        $111,987        $119,771        $223,378
                               ========        ========        ========        ========

    It is impractical to disclose a breakdown of revenues between products and services on a geographic basis due to the fact that the Company does not maintain customer-level information at that level of detail in its financial systems.


7.  SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

    On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also a director of one of the Company's customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the three and six months ended March 31, 2002, were $469,000 and $517,000, respectively. The amounts due from this customer included in accounts receivable at March 31, 2002 and September 30, 2001 were $558,000 and $32,000, respectively.

    One of the Company's directors had previously also been a director of one of the Company's customers. On January 23, 2001, this individual resigned his position with the Company's customer. Accordingly, this customer is not considered a related party in subsequent reporting periods. Revenues recognized from this customer in the prior fiscal year through January 23, 2001 were $3.0 million for the period from January 1, 2001 and $13.9 million for the period from October 1, 2000. Revenues from this customer comprised 12.0% and 10.9% of revenues in the three and six month periods ended March 31, 2002, respectively.

    The Company had no customer that accounted for more than 10% of revenues in either the three or six months ended March 31, 2002. The Company had no customers that accounted for more than 10% of revenues in either the three or six months ended March 31, 2001 excluding the previously related party described above.

    Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.


8.  ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

    The Company reported $9,000 and $0.1 million of acquisition-related charges in the three and six months ended March 31, 2002, respectively. These charges are primarily legal and accounting fees incurred for the acquisition of PTI. The Company reported $1.0 million of acquisition-related in both the three and six month periods ended March 31, 2001, which principally relates to legal fees and costs to perform due diligence incurred for the initial merger attempt with PRI.

    The activity related to the Company's acquisition-related and restructuring liabilities during the six months ended March 31, 2002, is below (in thousands):

                                  Balance        Charged                         Balance
                                 September 30,      to                         December 31,
                                    2001         expense       Utilization        2001
                                    ----         -------       -----------        ----
          Facilities               $3,309        $    --         $   (25)        $3,284
          Workforce-related         1,952             --          (1,280)           672
          Other                        --            100            (109)            --
                                   ------        -------         -------         ------
                                   $5,261        $   100         $(1,405)        $3,956
                                   ======        =======         =======         ======


                                   Balance      Charged                        Balance
                                 December 31,      to                         March 31,
                                    2001        expense      Utilization        2002
                                    ----        -------      -----------        ----
          Facilities               $3,284        $  --         $  (491)        $2,793
          Workforce-related           672           --               6            678
          Other                        --            9              (9)            --
                                   ------        -----         -------         ------
                                   $3,956        $   9         $  (494)        $3,471
                                   ======        =====         =======         ======

    The Company anticipates cash outlays of $1.0 million and $2.5 million through the remainder of fiscal 2002 and in subsequent years, respectively, to complete its acquisition-related and restructuring initiatives.

9.  OTHER BALANCE SHEET INFORMATION

    Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):


                                                      March 31,   September 30,
                                                        2002           2001
                                                      --------    -------------
          Accounts receivable                         $86,428        $99,679
          Less allowances                               5,823          6,114
                                                      -------        -------
                                                      $80,605        $93,565
                                                      =======        =======

          Inventories
             Raw materials and purchased parts        $35,837        $35,021
             Work-in-process                           12,100         12,099
             Finished goods                             3,768          2,175
                                                      -------        -------
                                                      $51,705        $49,295
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

11. SUBSEQUENT EVENT

    On May 14, 2002, Brooks completed the previously announced acquisition of PRI Automation, Inc. ("PRI"). PRI supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. Pursuant to the Amended and Restated Agreement and Plan of Merger between the parties, PRI was merged with and into Brooks. Stockholders of PRI received 0.52 shares of Brooks common stock for each share of PRI common stock held. Approximately 13.5 million shares of Brooks common stock were issued to PRI stockholders in the merger. Brooks has reserved an additional 3.3 million shares for issuance upon the exercise of options, warrants or other rights to purchase PRI common stock, which were assumed by Brooks and converted into options, warrants or other rights to purchase Brooks common stock.

    In connection with the merger, Brooks changed its name to Brooks-PRI Automation, Inc., and increased the size of its board of directors from five to seven members. Mitchell Tyson, the former president and chief executive officer of PRI, and Kenneth Thompson, a former director of PRI, were appointed to fill the new positions on the Brooks board.

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

OVERVIEW

Brooks-PRI Automation, Inc. ("Brooks" or the "Company") is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries, such as the data storage and flat panel display manufacturing industries. Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company's offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the flow of resources in the factory from process tools to factory scheduling and dispatching. In 1998, the Company began an aggressive program of investment and acquisition. By the close of fiscal year 2000, Brooks had emerged as one of the leading suppliers of factory and tool automation solutions for semiconductor and original equipment manufacturers.

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

BASIS OF PRESENTATION

On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, "IAS"), privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141"). Accordingly, the Company's Consolidated Statements of Operations for the three and six months ended March 31, 2002 and the Consolidated Statement of Cash Flows for the six months ended March 31, 2002, include the results of IAS for the period subsequent to its acquisition.

On December 15, 2001, the Company acquired Fab Air Control ("Fab Air"), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation ("Zygo Group"). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company ("Tec-Sem"). Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. ("GPI"). GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

RECENT DEVELOPMENTS

On May 14, 2002, Brooks completed the previously announced acquisition of PRI Automation, Inc. ("PRI"). PRI supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. Pursuant to the Amended and Restated Agreement and Plan of Merger between the parties, PRI was merged with and into Brooks. Stockholders of PRI received 0.52 shares of Brooks common stock for each share of PRI common stock held. Approximately 13.5 million shares of Brooks common stock were issued to PRI stockholders in the merger. Brooks has reserved an additional 3.3 million shares for issuance upon the exercise of options, warrants or other rights to purchase PRI common stock, which were assumed by Brooks and converted into options, warrants or other rights to purchase Brooks common stock.

In connection with the merger, Brooks changed its name to Brooks-PRI Automation, Inc., and increased the size of its board of directors from five to seven members. Mitchell Tyson, the former president and chief executive officer of PRI, and Kenneth Thompson, a former director of PRI, were appointed to fill the new positions on the Brooks board.

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

Three and Six Months Ended March 31, 2002, Compared to Three and Six Months Ended March 31, 2001

The Company reported net losses of $11.7 million and $19.4 million for the three and six months ended March 31, 2002, respectively. The Company had reported a net loss of $2.6 million for the three months ended March 31, 2001, and net income of $2.9 million for the six months then ended. The results for the three and six months ended March 31, 2002 include $2.6 million and $6.2 million, respectively, of amortization of acquired identifiable intangible assets. The Company's results for the six months ended March 31, 2002 include $0.1 million of acquisition-related and restructuring costs; the Company recorded only $9,000 of acquisition-related and restructuring costs in the three months then ended. The results for the three and six months ended March 31, 2001 include $6.9 million and $12.6 million, respectively, of amortization of acquired identifiable intangible assets and goodwill. The Company's results for both the three and six months ended March 31, 2001 include $1.0 million of acquisition-related and restructuring costs.

Revenues

The Company reported revenues of $58.3 million in the three months ended March 31, 2002, compared to $112.0 million in the same prior year period. The Company revenues for the six months ended March 31, 2002 were $119.8 million, compared to $223.4 million in the six months ended March 31, 2001. The overall decrease in revenues in the three and six months ended March 31, 2002, compared to the same prior year periods, is principally attributable to the current downturn in the semiconductor industry, partially offset by approximately $7 million and $13 million, respectively, in incremental revenues from acquisitions.

The Company's tool automation systems segment reported revenues of $22.6 million and $42.9 million in the three and six months ended March 31, 2002, decreases of 58.7% and 61.8%, respectively, from the same prior year periods. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by $0.5 million and $1.1 million of incremental revenues from acquisitions in the three and six month periods ended March 31, 2002, respectively. The Company's factory interface solutions segment reported decreases in revenues of 38.4%, to $16.2 million in the three months ended March 31, 2002, and 37.7%, to $34.0 million, in the six months then ended, compared to the same prior year periods. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $6.0 million and $9.5 million of incremental revenues from acquisitions in the three and six months ended March 31, 2002, respectively. The Company's factory automation solutions segment reported revenues of $18.7 million and $42.0 million in the three and six months ended March 31, 2002, respectively. This segment's revenues declined from the comparable prior year periods by 40.0% in the three months ended March 31, 2002 and by 25.4% in the six months then ended. The decrease resulting from the downturn in the semiconductor industry was partially offset by approximately $1.9 million of incremental revenues from acquisitions in the six months ended March 31, 2002.

Product revenues decreased $46.9 million, or 54.1%, and $96.0 million, or 53.8%, to $39.8 million and $82.5 million, in the three and six months ended March 31, 2002, respectively, compared to the same prior year periods. These decreases are attributable to the downturn currently affecting the semiconductor industry, partially offset by incremental revenues from acquisitions of approximately $6 million and $11 million in the three and six months ended March 31, 2002, respectively.

Service revenues for the three and six months ended March 31, 2002 were $18.5 million and $37.3 million in the three and six months ended March 31, 2002, respectively, decreases of $6.8 million, or 26.7%, and $7.6 million, or 16.9%, from the comparable prior year periods. These decreases are attributable to the current industry downturn, partially offset by incremental revenues from acquisitions of approximately $1 million and $2 million in the three and six months ended March 31, 2002, respectively.

Foreign revenues were $26.4 million, or 45.3% of revenues, and $49.0 million, or 43.7% of revenues, in the three month periods ended March 31, 2002 and 2001, respectively. Foreign revenues comprised $63.7 million, or 53.2% of revenues, and $97.7 million, or 43.7% of revenues, in the six month periods ended March 31, 2002 and 2001, respectively. The Company's expanded global presence through its recent international acquisitions and expanded sales and marketing activities has contributed to the increase in international revenues as a percentage of total revenues. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues will remain a major component of the Company's total revenues.

Gross Margin

Gross margin decreased to 34.4% for the three months ended March 31, 2002, compared to 43.6% for the same prior year period. Gross margin was 36.9% for the six months ended March 31, 2002, a decrease from 44.5% in the comparable prior year period. The overall decrease in gross margin is primarily attributable to lower revenue levels which are a result of the current downturn affecting the semiconductor industry. These lower revenue levels impact cost absorption, exerting downward pressure on gross margins. In the three and six months ended March 31, 2002, the Company provided $0.6 million and $1.1 million for excess and obsolete inventories. The charge is an estimate of reserve requirements based on an analysis the Company performs on a periodic basis. As a result of the continuing downturn in the semiconductor industry, on-hand inventory levels continue to exceed expected demand.

The Company's tool automation systems segment gross margin decreased to 28.6% and 30.1% for the three and six months ended March 31, 2002, respectively, from 34.5% and 36.4% in the comparable prior year periods. The changes are the net result of the impact of the industry downturn, partially offset by changes in product mix. Gross margins for the Company's factory interface solutions segment were 26.9% and 26.6% for the three and six months ended March 31, 2002, compared to 42.8% and 42.1% in the same prior year periods. The decreases are primarily the result of changes in product and services mix, combined with the current downturn in the semiconductor industry. The Company's factory automation solutions segment gross margins decreased to 49.3% and 52.8% in the three and six months ended March 31, 2002, respectively, from 60.3% in the three months ended March 31, 2001 and 63.1% in the six months then ended. The decreases are primarily attributable to changes in product and services mix; specifically, a decrease in higher margin license revenues partially offset by an increase in lower margin service revenues.

Gross margins on product revenues were 36.9% and 40.0% for the three and six months ended March 31, 2002, respectively, down from 49.8% and 49.2% in the comparable prior year periods. The decreases are primarily attributable to the current semiconductor industry downturn and the resulting downward pressure on sales volume, pricing and margins. Gross margins on service revenues were 30.0% in both the three and six months ended March 31, 2002. This compares to 22.5% and 25.9% in the three and six months ended March 31, 2001. The improvement in both the three and six month periods is principally attributable to higher software service revenues as a percentage of total revenues.

In future periods, gross margin may be adversely affected by changes in product mix and/or price competition.

Research and Development

Research and development expenses remained stable for the three and six months ended March 31, 2002, at $15.4 million and $29.6 million, respectively, compared to $15.4 million and $29.0 million in the same prior year periods. This is primarily attributable to lower personnel costs resulting from the consolidation of research and development efforts, offset by incremental research and development expenses related to acquisitions of approximately $3 million and $5 million in the three and six months ended March 31, 2002. Excluding these incremental expenses, research and development expenses would have decreased 18.1% and 13.7% in the three and six month periods ended March 31, 2002, compared to the same prior year periods. Research and development expenses increased as a percentage of revenues in the three and six month periods ended March 31, 2002, to 26.5% and 24.7%, respectively, compared to 13.8% and 13.0% in the three and six months ended March 31, 2001, respectively. The increase in these expenditures as a percentage of revenues in the current year from the prior year periods is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

Selling, General and Administrative

Selling, general and administrative expenses decreased in both the three and six month periods ended March 31, 2002, compared to the same prior year periods. Selling, general and administrative expenses were $19.1 million in the three months ended March 31, 2002, a decrease of 20.5% from $24.0 million in the same prior year quarter. Selling, general and administrative expenses for the six months ended March 31, 2002 were $38.0 million, also 20.5% lower compared to the same prior year period. However, selling, general and administrative expenses increased as a percentage of revenues, to 32.7% and 31.7% in the three and six months ended March 31, 2002, from 21.4% in both the three and six months ended March 31, 2001. The increase in these expenditures as a percentage of revenues for the three and six months ended March 31, 2002, is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The decrease in absolute spending reflects the impact of the Company's ongoing cost reduction activities and synergies from recent acquisitions. These acquisitions accounted for approximately $3 million and $5 million of expenses in the three and six months ended March 31, 2002.

Amortization of Acquired Intangible Assets

Amortization expense for acquired intangible assets totaled $2.6 million and $6.2 million in the three and six months ended March 31, 2002, respectively, and relates to the identifiable intangible assets recorded by the Company for the acquisitions of IAS, Fab Air, GPI, Tec-Sem and the Zygo Group in the current fiscal year, the e-Diagnostics product line, CCST, SimCon, SEMY and ASI-Japan in the prior fiscal year, ASC, ASI and MiTeX in fiscal 2000, Infab, Domain and Hanyon in fiscal 1999 and Irvine Optical's acquisition of a corporation in March 1997. Amortization expense for acquired intangible assets, including goodwill, was $6.9 million and $12.6 million in the three and six months ended March 31, 2001, respectively. The Company has elected to early adopt the provisions of FAS
142. Accordingly, effective October 1, 2001, the Company ceased the amortization of goodwill. The reduction in amortization of acquired intangible assets for the three and six months ended March 31, 2002, compared to the same prior year periods, reflects this change.

Acquisition-related Charges

The Company reported $9,000 and $0.1 million of acquisition-related charges in the three and six month periods ended March 31, 2002, respectively, primarily legal and accounting fees incurred for the acquisition of PTI. The Company recorded $1.0 million in both the three and six month periods ended March 31, 2001, which principally relate to legal fees and costs to perform due diligence incurred for the initial merger attempt with PRI. The activity related to the Company's acquisition-related and restructuring liabilities during the six months ended March 31, 2002, is below (in thousands):

                                    Balance         Charged                           Balance
                                  September 30,        to                           December 31,
                                      2001          expense         Utilization         2001
                                      ----          -------         -----------         ----
          Facilities                 $3,309          $    --           $   (25)          $3,284
          Workforce-related           1,952               --            (1,280)             672
          Other                          --              100              (109)              --
                                     ------          -------           -------           ------
                                     $5,261          $   100           $(1,405)          $3,956
                                     ======          =======           =======           ======


                                     Balance        Charged                           Balance
                                   December 31,        to                             March 31,
                                      2001          expense        Utilization          2002
                                      ----          -------        -----------          ----
          Facilities                 $3,284          $  --           $  (491)          $2,793
          Workforce-related             672             --                 6              678
          Other                          --              9                (9)              --
                                     ------          -----           -------           ------
                                     $3,956          $   9           $  (494)          $3,471
                                     ======          =====           =======           ======

Interest Income and Expense

Interest income decreased by $0.4 million, to $2.6 million, in the three months ended March 31, 2002 and by $0.7 million, to $5.5 million, in the six months then ended, compared to the same prior year periods, primarily as a result of lower interest rates coupled with lower balances available for investment. Interest expense in the three and six month periods ended March 31, 2002, is principally comprised of $2.3 million and $4.6 million, respectively, related to the Company's Convertible Subordinated Notes and imputed interest expense on the notes payable related to the Company's recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million and $0.4 million, respectively. Interest expense of $0.1 million and $0.3 million in the three and six months ended March 31, 2001, respectively, is primarily related to the Company's note payable to Daifuku America in connection with the acquisition of ASC and ASI. This note was paid in full on January 5, 2001.

Income Tax Provision (Benefit)

The Company recorded a net income tax benefit of $9.3 million for the six months ended March 31, 2002 and income tax expense of $11.5 million in the comparable prior year period. The tax benefit is attributable to the loss in the current quarter. The prior year period tax provision is attributable to federal, state and foreign income taxes. Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

The Company has recorded a deferred tax asset of $42.4 million. Realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards, which will expire at various dates through 2022. Although realization is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized. The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized. While current economic conditions, including a current quarter book loss, provide some evidence that the deferred tax assets may not be fully realized, the cyclical nature of the industry sector and recent historical experience of income provide objective positive evidence that the deferred tax assets are recoverable. The Company believes that its efforts to right-size the business in the fourth quarter of fiscal 2001 and the recent acquisitions in the first quarter of the current fiscal year will be important factors in achieving future profitability. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced. The Company estimates that the significant net reversing temporary difference will be available for use through 2022. Additionally, other significant reversing temporary differences will be available for use through 2036. Therefore, the Company estimates that its annual future taxable income must average $2.3 million per year during the carryforward period to fully realize the benefit of the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash, cash equivalents and marketable securities aggregating $283.5 million. This amount was comprised of $103.7 million of cash and cash equivalents, $62.3 million of investments in short-term marketable securities and $117.4 million of investments in long-term marketable securities.

Cash and cash equivalents were $103.7 million at March 31, 2002, a decrease of $56.5 million from September 30, 2001. This decrease in cash and cash equivalents is primarily due to capital expenditures of $11.1 million and $34.4 million of payments for the Company's recent acquisitions, including $6.4 million relating to IAS, $14.0 million relating to Tec-Sem and $11.6 million relating to the Zygo Group.

Cash provided by operations was $8.1 million for the six months ended March 31, 2002, and is primarily attributable to the Company's net loss $19.4 million, adjusted for depreciation and amortization of $13.1 million and a decrease in accounts receivable of $23.9 million, partially offset by decreases in deferred revenue and accrued expenses and other current liabilities of $4.0 million and $14.6 million, respectively.

The Company's days sales outstanding ("DSO") was 124 for the three months ended March 31, 2002 compared to 97 for the same prior year period. The decrease in revenues for the current year period was disproportionate to the decrease in accounts receivable, thereby adversely impacting DSO.

Cash used in investing activities was $66.9 million for the six months ended March 31, 2002, and is principally comprised of $6.4 million for the acquisition of IAS, $11.6 million for the acquisition of the Zygo Group, $14.0 million for the acquisition of Tec-Sem, net of cash acquired, $2.4 million for other acquisitions, net of cash acquired, $11.1 million used for capital additions, $11.1 million in increases to other assets and $30.2 million invested in marketable securities. These expenditures were partially offset by the sale of $19.9 million of the Company's investments in marketable securities.

Cash provided by financing activities was $3.1 million, and is comprised of $4.0 million of cash from the exercise of options to purchase the Company's common stock and sales through the Company's employee stock purchase program, partially offset by $0.9 million for the payment of long-term debt.

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

On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. The amount sold includes $25.0 million principal amount of notes purchased by the initial purchaser upon exercise in full of its 30-day option to purchase additional notes. The Company received net proceeds of $169.5 million from the sale.

Interest on the notes will be paid on June 1 and December 1 of each year. The first interest payment was due on and paid on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of the Company's common stock reaches certain prices. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company's common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company's senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

While the Company has no significant capital commitments, as it expands its product offerings, the Company anticipates that it will continue to make capital expenditures to support its business and improve its computer systems infrastructure. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company maintains a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. ("ABN AMRO"). ABN AMRO is not obligated to extend loans or issue letters of credit under this facility. At March 31, 2002, $1.1 million of the facility was in use, all of it for letters of credit. The Company's contractual obligations and severance-related restructuring commitments consist of the following (in thousands):

                                                                       Less than     One to three   Four to five
                                                          Total         one year         years          years        Thereafter
                                                          -----         --------         -----          -----        ----------
     Contractual obligations
       Operating leases                                  $ 25,059        $ 6,765        $ 7,524        $ 4,771        $  5,999
       Debt                                               192,756         17,568            187             --         175,000
       Interest on convertible subordinated notes          54,031          8,312         16,625         16,625          12,469
                                                         --------        -------        -------        -------        --------
           Total contractual obligations                 $271,846        $32,465        $24,336        $21,396        $193,468
                                                         ========        =======        =======        =======        ========
     Severance-related restructuring                     $    678        $   678        $    --        $    --        $     --
                                                         ========        =======        =======        =======        ========


For purposes of the table above, the Company has included its facilities restructure obligations with its operating lease obligations, since the restructure payments for facilities are comprised principally of operating lease payments on abandoned facilities.

The Company believes that its existing resources will be adequate to fund the Company's currently planned working capital and capital expenditure requirements for at least the next twelve months. The cyclical nature of the semiconductor industry makes it very difficult for the Company to predict future liquidity requirements with certainty. In addition, the Company may experience unforeseen capital needs in connection with its recently completed acquisitions, including the acquisition of PRI. The sufficiency of the Company's resources to fund its needs for capital is subject to known and unknown risks, uncertainties and other factors which may have a material adverse effect on the Company's business, including, without limitation, the factors discussed under "Factors That May Affect Future Results."

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective October 1, 2001. Accordingly, the Company has completed the transitional impairment testing as of the date of adoption. The Company will perform an annual impairment test of goodwill, required under FAS 142, as at the end of each fiscal year.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.


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

BROOKS' FUTURE OPERATIONS COULD BE HARMED IF THE COMMERCIAL ADOPTION OF 300MM WAFER TECHNOLOGY CONTINUES TO PROGRESS SLOWLY OR IS HALTED.

    Brooks' future operations depend in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly impair Brooks' operations. Moreover, continued delay in transition to 300mm technology could permit Brooks' competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm Brooks' results of operations. Brooks' merger with PRI does not mitigate this risk. Manufacturers implementing factory automation in 300mm pilot projects typically seek to purchase systems from multiple vendors. To date, nearly all manufacturers with pilot projects have selected PRI's competitors' systems for these projects. Manufacturers' awards to PRI's competitors of early 300mm orders could make it more difficult for Brooks to win orders from those manufacturers for their full-scale 300mm production facilities.

PRI'S DIFFICULTIES WITH PRODUCTION OF ITS TURBOSTOCKER PRODUCT COULD ADVERSELY AFFECT BROOKS' ABILITY TO COMPETE IN THE 300MM WAFER TECHNOLOGY MARKETPLACE.

         In late fiscal 2000 and early fiscal 2001, PRI encountered manufacturing and supply chain problems related to its recently introduced TurboStocker product, which PRI had planned to begin manufacturing in high volume in the fourth quarter of fiscal 2000 in response to increased customer demand at the time. These problems caused delays in shipments and in customer acceptance of these systems, and in some cases required repair or retrofit of TurboStockers already installed in the field. PRI's TurboStocker manufacturing problems, to the extent they have undermined or may undermine potential 300mm customers' confidence in PRI's ability to manufacture and deliver complex factory automation systems in a timely manner and at acceptable quality levels, have adversely affected, and may continue to adversely affect, PRI's reputation and, as a result, the competitive position of Brooks in the market for 300mm products.

                  RISK FACTORS RELATING TO BROOKS' ACQUISITIONS


FAILURE OF THE MERGER OF PRI INTO BROOKS TO ACHIEVE POTENTIAL BENEFITS COULD HARM THE BUSINESS AND OPERATING RESULTS OF THE COMBINED COMPANY.

         Brooks acquired PRI on May 14, 2002. Brooks expects that the combination of Brooks and PRI will result in potential benefits for the combined company. The merger will not achieve its anticipated benefits unless Brooks successfully combines its operations with those of PRI and integrates the two companies' products in a timely manner. Integrating Brooks and PRI will be a complex, time consuming and expensive process and may result in revenue disruption if not completed in a timely and efficient manner. The companies must operate as a combined organization using common:

    -    sales, marketing, service and support organizations;

    -    information communication systems;

    -    operating procedures;

    -    financial controls; and

    - human resource practices, including benefit, training and professional development programs.

         There may be substantial difficulties, costs and delays involved in integrating Brooks and PRI. These could include:

    -    distracting management from the business of the combined company;

    -    supply chain coordination;

    -    problems with compatibility of business cultures;

    - customer perception of an adverse change in service standards, business focus, billing practices or product and service offerings;

    - costs and inefficiencies in delivering products and services to the customers of the combined company;

    - problems in successfully coordinating the research and development efforts of the combined company;

    -    integrated sales, support and product marketing;

    - costs and delays in implementing common systems and procedures, including financial accounting and enterprise resource planning systems; and

    - the inability to retain and integrate key management, research and development, technical sales and customer support personnel.

         Further, we cannot assure you that the combined company will realize any of the anticipated benefits and synergies of the merger. Any one or all of the factors identified above could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate Brooks and PRI successfully will have a material adverse effect on the business, financial condition and results of operations of the combined company.

BROOKS' BUSINESS COULD BE HARMED IF BROOKS FAILS TO ADEQUATELY INTEGRATE THE OPERATIONS OF THE BUSINESSES IT HAS ACQUIRED.

         Brooks recently merged with PRI, and has completed a number of other acquisitions in a short period of time. Brooks' management must devote substantial time and resources to the integration of the operations of its acquired businesses with its core business and its other acquired businesses. If Brooks fails to accomplish this integration efficiently, Brooks may not realize the anticipated benefits of its acquisitions. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of its acquired businesses, presents a significant challenge to Brooks' management. This is compounded by the challenge of simultaneously managing a larger entity. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of additional difficulties of integration, including:

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

BROOKS' BUSINESS MAY BE HARMED BY ACQUISITIONS BROOKS COMPLETES IN THE FUTURE.

         Brooks plans to continue to pursue additional acquisitions of related businesses. Brooks' identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on Brooks' business, diversion of Brooks management's attention and risks associated with unanticipated problems or latent liabilities. If Brooks is successful in pursuing future acquisitions, Brooks may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect Brooks' results of operations and be dilutive to its stockholders. If Brooks spends significant funds or incurs additional debt, Brooks' ability to obtain financing for working capital or other purposes could decline, and Brooks may be more vulnerable to economic downturns and competitive pressures. Brooks cannot guarantee that it will be able to finance additional acquisitions or that it will realize any anticipated benefits from acquisitions that Brooks completes. Should Brooks successfully acquire another business, the process of integrating acquired operations into Brooks' existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of Brooks' existing business.


                   RISK FACTORS RELATING TO BROOKS' OPERATIONS

BROOKS' SALES VOLUME SUBSTANTIALLY DEPENDS ON THE SALES VOLUME OF BROOKS' ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND ON INVESTMENT IN MAJOR CAPITAL EXPANSION PROGRAMS, RETROFITS AND UPGRADES BY END USER SEMICONDUCTOR MANUFACTURING COMPANIES.

    Brooks sells a majority of its tool automation products to original equipment manufacturers that incorporate Brooks' products into their equipment. Therefore, Brooks' revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. Approximately 43% of Brooks' total revenue for the six months ended March 31, 2002 and approximately 56% of Brooks' total revenue in fiscal 2001 comes from sales to original equipment manufacturers. Almost all of PRI's revenue from its OEM Systems division, which accounted for approximately 17% of PRI's total net revenue for the three months ended December 31, 2001 and approximately 39% of PRI's total net revenue in fiscal 2001, comes from sales to original equipment manufacturers. Approximately 29% and 51% of the combined revenue of Brooks and PRI came from sales to these customers in the three months ended December 31, 2001 and fiscal 2001, respectively.

    Brooks also generates significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits and upgrades. Brooks' revenues depend, in part, on continued capital investment by semiconductor manufacturing companies. Approximately 57% of Brooks' total revenue for the six months ended March 31, 2002 and approximately 44% of Brooks' total revenue in fiscal 2001 comes from sales to semiconductor manufacturing companies. Almost all of PRI's revenue from its Factory Systems and Software Systems divisions, which accounted for approximately 83% of PRI's total net revenue for the three months ended December 31, 2001 and approximately 61% of PRI's total net revenue in fiscal 2001, comes from sales to semiconductor manufacturing companies. Approximately 71% and 49% of the combined revenue of Brooks and PRI came from sales to these customers in the three months ended December 31, 2001 and fiscal 2001, respectively.

BROOKS RELIES ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF ITS REVENUES AND BUSINESS.

    Brooks receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect Brooks' revenue, business and reputation. Sales to Brooks' ten largest customers accounted for approximately 37% of total revenues in the six months ended March 31, 2002, 37% of total revenues in fiscal 2001 and 40% of total revenues in fiscal 2000. Sales to PRI's top ten customers accounted for 61% of PRI's total net revenue in fiscal 2001 and 54% in fiscal 2000. In fiscal 2001, sales to Intel accounted for 21% and sales to KLA-Tencor accounted for 11% of PRI's total net revenue.

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

    Brooks' expense levels are based in part on its expectations for future demand. Many expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The rapid and unpredictable shifts in demand for Brooks' products make it difficult to plan manufacturing capacity and business operations efficiently. If demand is significantly below expectations, Brooks may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave Brooks with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. For example, as a result of the current industry downturn, PRI recorded special charges in the second and fourth quarters of fiscal 2001 in the aggregate amount of $9.7 million relating to inventory write-downs and costs associated with order cancellations. Brooks' ability to reduce expenses is further constrained because it must continue to invest in research and development to maintain its competitive position and to maintain service and support for its existing global customer base. Conversely, in sudden upturns, Brooks sometimes incurs significant expenses to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These expenses could reduce its gross margins and overall profitability. Any of these results could seriously harm Brooks' business.

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


PRI IS BECOMING INCREASINGLY DEPENDENT ON SUBCONTRACTORS AND ONE OR A FEW SUPPLIERS FOR SOME COMPONENTS AND MANUFACTURING PROCESSES.

         For some products, or components or specialized processes that PRI uses in its products, PRI depends on subcontractors or has available only one or a few suppliers. For example, PRI's TurboStocker, AeroLoader, AeroTrak and Guardian products each include components and assemblies for which PRI has qualified, or for which there exists, only one supplier or a small number of suppliers. In general, PRI does not have long-term agreements with these suppliers, or agreements that obligate them to supply all of PRI's requirements for such components or assemblies. Also, PRI relies on Shinsung Engineering Co. Ltd. to manufacture its TurboStocker product for delivery in the Asian market and to provide related customer support. PRI has a Master Engineering Services Agreement with Shinsung, which provides the general terms and conditions under which PRI may from time to time request that Shinsung perform engineering projects to PRI. The scope of each project and the related price and other terms are defined in separate statements of work to be agreed upon by PRI and Shinsung. The agreement provides that all intellectual property created by Shinsung in the course of any such project will belong to PRI. PRI also has a Master Manufacturing Services Agreement with Shinsung, which provides the general terms and conditions under which PRI may from time to time request that Shinsung manufacture products for PRI. The specifications for any products to be manufactured, and related price and other terms, are to be defined in one or more separate purchase orders to be issued by PRI to Shinsung. These agreements with Shinsung are non-exclusive, contain customary provisions entitling either party to terminate the agreement in the event of a material breach of the agreement by, or the insolvency of, the other party, and also may be terminated by PRI at any time for its convenience.

The agreements both expire in October 2004. PRI's reliance on subcontractors gives PRI less control over the manufacturing process and exposes PRI to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. PRI intends to outsource additional aspects of its manufacturing operations to subcontractors and suppliers. PRI could experience disruption in obtaining products or needed components and may be unable to develop alternatives in a timely manner. If PRI is unable to obtain adequate deliveries of products or components for an extended period of time, PRI may have to pay more for inventory, parts and other supplies, seek alternative sources of supply or delay shipping products to its customers. These outcomes could damage PRI's relationships with customers. Any such increased costs, delays in shipping or damage to customer relationships could seriously harm Brooks' business.

         PRI's dependence on third-party suppliers could harm its ability to negotiate the terms of its future business relationships with these parties, and PRI may be unable to replace any of them on terms favorable to it. In addition, outsourcing PRI's manufacturing to third parties may require PRI to share its proprietary information with these suppliers. Although PRI enters into confidentiality agreements with these third parties, these agreements may not adequately protect PRI's proprietary information.

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

    For example, beginning late in the third quarter of fiscal 2000, PRI encountered manufacturing and supply chain problems relating to its TurboStocker product, which PRI had planned to begin manufacturing in high volume in the fourth quarter of fiscal 2000 in response to increased customer demand at that time. These problems have delayed shipments and customer acceptance, which caused PRI's revenues for fiscal 2000 and 2001 to be lower than expected and also contributed to its net losses for these periods. Since PRI discovered these problems, it has incurred expenditures of $15.4 million to address them, consisting of approximately $3.4 million for associated engineering costs, $5.7 million of additional warranty costs, and $6.3 million to repair or retrofit TurboStockers already installed in the field where necessary. These costs also contributed to PRI's losses for these periods. Of these costs, the $6.3 million reserve for repairs and retrofits was recorded as a special charge in the fourth quarter of PRI's fiscal year 2001. The balance of the costs were recorded in PRI's results of operations during the period beginning with the fourth quarter of its fiscal year 2000 and ending with the last quarter of its fiscal year 2001. PRI has also consolidated its TurboStocker manufacturing operations into a single location, upgraded its enterprise resource planning system and outsourced additional manufacturing of components and subassemblies. PRI's efforts to date may be insufficient to resolve its manufacturing problems with its TurboStocker, and PRI may encounter similar difficulties and delays in the future.

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

    Sales to customers outside North America accounted for approximately 53% of Brooks' total revenues in the six months ended March 31, 2002, 50% in fiscal 2001, 48% in fiscal 2000 and 43% in fiscal 1999. Sales to customers outside the United States accounted for approximately 32% of PRI's total revenues in the three months ended December 31, 2001, 38% in fiscal 2001, 36% in fiscal 2000 and 33% in fiscal 1999. Brooks anticipates that international sales will continue to account for a significant portion of its revenues. Many of Brooks' vendors are located in foreign countries. As a result of its international business operations, Brooks is subject to various risks, including:

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

BROOKS' BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF GENERAL SIGNAL OR APPLIED MATERIALS.

Brooks received notice from General Signal Corporation twice in 1992 and once in 1994, alleging certain of Brooks' tool automation systems products that Brooks sells to semiconductor process tool manufacturers infringed General Signal's patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by Brooks, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents. Brooks cannot guarantee that it would prevail in any litigation by Applied Materials seeking damages or expenses from Brooks or to enjoin Brooks from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to Brooks on reasonable terms, if at all. A material portion of Brooks' revenues for the six months ended March 31, 2002 and fiscal 2001 derive from the products that General Signal originally alleged infringed its patent rights.

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

BROOKS' RECENT RAPID GROWTH IS STRAINING ITS OPERATIONS AND REQUIRING IT TO INCUR COSTS TO UPGRADE ITS INFRASTRUCTURE.

    During fiscal 2000 and 2001, Brooks experienced extremely rapid growth in its operations, its product offerings and the geographic area of its operations. The merger with PRI will continue this trend. Brooks' growth has placed a significant strain on its management, operations and financial systems. Brooks' future operating results will depend in part on its ability to continue to implement and improve its operating and financial controls and management information systems. If Brooks fails to manage its growth effectively, its financial condition, results of operations and business could be harmed.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks' overall interest exposure at March 31, 2002, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect Brooks' consolidated results of operations or financial position.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein:


          Exhibit No.        Description
          -----------        -----------
           None


    (b) The following reports on Form 8-K were filed during the quarterly period ended March 31, 2002:

        (1) Current Report on Form 8-K filed on March 1, 2002, relating to the Company's acquisition of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BROOKS-PRI AUTOMATION, INC.




DATE: May 15, 2002           By:  /s/ Robert J. Therrien
                               -------------------------
                                     Robert J. Therrien
                                     Director and President
                                     (Principal Executive Officer)




DATE: May 15, 2002            By:  /s/ Ellen B. Richstone
                                -------------------------
                                     Ellen B. Richstone
                                     Senior Vice President of Finance and
                                     Administration and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX


    Exhibit No.                     Description
    -----------                     -----------
      None