Form 10-Q
period 2002-06-30
BROOKS-PRI AUTOMATION INC
filed 2002-08-14
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2002

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number 0-25434

BROOKS-PRI AUTOMATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3040660

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Elizabeth Drive
Chelmsford, Massachusetts
(Address of principal executive offices)

01824
(Zip Code)

Registrant’s telephone number, including area code: (978) 262-2400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☑     No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date (June 30, 2002):

Common stock, $0.01 par value	33,913,439 shares

BROOKS-PRI AUTOMATION, INC.

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and September 30, 2001	3

	Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II.	OTHER INFORMATION	53

Item 5.	Other Information	53

Item 6.	Exhibits and Reports on Form 8-K	54

Signatures		57

BROOKS-PRI AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(unaudited)
	(In thousands, except share data)
ASSETS

Current assets

Cash and cash equivalents	$138,668	$160,239

Marketable securities	65,476	43,593

Accounts receivable, net, including related party receivables of $37 and $32, respectively	107,283	93,565

Inventories	88,036	49,295

Prepaid expenses and other current assets	21,099	9,836

Deferred income taxes	87,174	26,608

Total current assets	507,736	383,136

Property, plant and equipment

Buildings and land	30,711	31,910

Computer equipment and software	43,466	38,497

Machinery and equipment	24,083	17,349

Furniture and fixtures	14,434	11,240

Leasehold improvements	24,207	10,069

Construction in progress	15,864	11,026

	152,765	120,091

Less: Accumulated depreciation and amortization	(69,478)	(53,632)

	83,287	66,459

Long-term marketable securities	82,577	125,887

Goodwill	406,888	60,128

Intangible assets, net	162,387	40,788

Deferred income taxes	85,880	19,280

Other assets	34,025	14,026

Total assets	$1,362,780	$709,704

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current liabilities

Notes payable	$17,000	$17,122

Current portion of long-term debt	31	392

Accounts payable	40,838	18,595

Deferred revenue	26,919	15,507

Accrued compensation and benefits	22,585	12,835

Accrued acquisition-related and restructuring costs	16,556	3,702

Accrued income taxes payable	—	7,691

Deferred income taxes	17,808	423

Accrued expenses and other current liabilities	47,199	24,706

Total current liabilities	188,936	100,973

Long-term debt	175,618	175,031

Deferred income taxes	48,650	6,546

Accrued long-term restructuring	9,480	1,559

Other long-term liabilities	1,027	664

Total liabilities	423,711	284,773

Commitments and contingencies (Note 12)

Minority interests	963	762

Stockholders’ equity

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $0.01 par value, 100,000,000 shares and 43,000,000 shares authorized and 33,913,439 shares and 18,903,165 shares issued and outstanding, respectively	339	189

Additional paid-in capital	1,045,994	471,991

Deferred compensation	(15,381)	(5)

Accumulated other comprehensive loss	(768)	(2,586)

Accumulated deficit	(92,078)	(45,420)

Total stockholders’ equity	938,106	424,169

Total liabilities, minority interests and stockholders’ equity	$1,362,780	$709,704

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2002	2001 (1)	2002	2001 (1)

	(In thousands, except per share data)
Revenues

Product, including related party revenues of $48 and $565 for the three and nine month periods ended June 30, 2002, respectively, and $13,934 for the period from October 1, 2000 through January 23, 2001 (see Note 8)	$59,943	$75,225	$138,228	$253,731

Services	25,819	21,589	62,840	66,461

Total revenues	85,762	96,814	201,068	320,192

Cost of revenues
Product	41,272	37,567	90,777	128,196

Services	17,818	14,179	43,927	47,443

Total cost of revenues	59,090	51,746	134,704	175,639

Gross profit	26,672	45,068	66,364	144,553

Operating expenses

Research and development	20,679	16,533	50,254	45,543

Selling, general and administrative	28,244	23,879	66,228	71,648

Amortization of acquired intangible assets (See Note 3)	5,522	7,844	11,711	20,479

Acquisition-related and restructuring charges	10,817	699	10,926	1,717

Total operating expenses	65,262	48,955	139,119	139,387

Income (loss) from operations	(38,590)	(3,887)	(72,755)	5,166

Interest income	2,440	2,975	7,894	9,124

Interest expense	2,624	1,042	7,896	1,342

Other income (expense), net	400	163	1,045	(451)

Income (loss) before income taxes and minority interests	(38,374)	(1,791)	(71,712)	12,497

Income tax provision (benefit)	(14,207)	(2,199)	(24,964)	9,318

Income (loss) before minority interests	(24,167)	408	(46,748)	3,179

Minority interests in income (loss) of consolidated subsidiaries	30	(110)	(90)	(262)

Net income (loss)	(24,197)	518	(46,658)	3,441

Accretion and dividends on preferred stock	—	(30)	—	(90)

Net income (loss) attributable to common stockholders	$(24,197)	$488	$(46,658)	$3,351

Earnings (loss) per share

Basic	$(0.89)	$0.03	$(2.08)	$0.19

Diluted	$(0.89)	$0.03	$(2.08)	$0.18

Shares used in computing earnings (loss) per share

Basic	27,341	17,920	22,448	17,739

Diluted	27,341	19,426	22,448	18,898

(1)	Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	June 30,
	2002	2001 (1)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(46,658)	$3,441

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	24,515	31,534

Compensation expense related to common stock	1,815	23

Provision for losses on accounts receivable	1,773	455

Writedown of excess and obsolete inventories	2,266	1,901

Deferred income taxes	(9,996)	(8,969)

Amortization of debt discount	628	4

Minority interests	(90)	(262)

Loss on disposal of long-lived assets	75	75

Changes in operating assets and liabilities:

Accounts receivable	17,069	(11,486)

Inventories	220	(9,174)

Prepaid expenses and other current assets	(1,382)	(3,259)

Accounts payable	12,033	(5,620)

Deferred revenue	922	(631)

Accrued compensation and benefits	955	(344)

Accrued acquisition-related and restructuring costs	(7,150)	(137)

Accrued expenses and other current liabilities	(19,734)	13,832

Net cash provided by (used in) operating activities	(22,739)	11,383

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(16,906)	(43,409)

Acquisition of businesses, net of cash acquired	(10,077)	(32,131)

Purchases of marketable securities	(56,866)	(133,655)

Sale/maturity of marketable securities	78,293	100,258

Proceeds from sale of long-lived assets	57	8

Decrease in other assets	486	2,118

Net cash used in investing activities	(5,013)	(106,811)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of short-term borrowings	—	(16,000)

Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	169,543

Payments of long-term debt and capital lease obligations	(432)	(394)

Proceeds from issuance of common stock, net of issuance costs	5,204	7,299

Net cash provided by financing activities	4,772	160,448

Elimination of net cash activities on pooling of interest transaction	—	(1,119)

Effects of exchange rate changes on cash and cash equivalents	1,409	(262)

Net increase (decrease) in cash and cash equivalents	(21,571)	63,639

Cash and cash equivalents, beginning of period	160,239	133,636

Cash and cash equivalents, end of period	$138,668	$197,275

The Company utilized available funds, issued common stock and issued notes in connection with certain business combinations during the nine months ended June 30, 2002 and 2001. The fair values of the assets and liabilities of the acquired companies are presented as follows:

Assets acquired	$217,469	$13,478

Liabilities assumed	(95,704)	(7,489)

Net assets acquired (liabilities assumed)	$121,765	$5,989

The acquisitions were funded as follows:

Cash consideration	$32,941	$33,274

Common stock	490,943	23,363

Fair value of employee stock options converted	77,149	—

Notes issued to sellers	—	16,906

Transaction costs	16,630	358

Cash received	(39,494)	(1,501)

	$578,294	$72,400

(1)	Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Brooks-PRI Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A, filed with the United States Securities and Exchange Commission for the year ended September 30, 2001.

On May 14, 2002, the Company completed the acquisition of PRI Automation, Inc. (“PRI”) for a total consideration of $545.6 million. PRI, principally located in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and the Consolidated Statement of Cash Flows for the nine months then ended, include the results of PRI for the period subsequent to its acquisition.

On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), two privately held companies affiliated with each other, located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo Group”). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company (“Tec-Sem”). The Company subsequently acquired the remaining 10% of Tec-Sem’s capital stock during March 2002. Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the nine months ended June 30, 2002, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

On July 12, 2001, the Company acquired Progressive Technologies, Inc. (“PTI”) in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001. Accordingly, the Company’s consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of PTI for all periods prior to the acquisition. Prior to its acquisition by the Company, PTI’s fiscal year-end was December 31.

The Company made several acquisitions during fiscal year 2001 which were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”): KLA-Tencor, Inc.’s e-Diagnostics product line infrastructure (“e-Diagnostics”) on June 26, 2001; CCS Technology, Inc. (“CCST”) on June 25, 2001, SimCon N.V. (“SimCon”) on May 15, 2001; SEMY Engineering, Inc. (“SEMY”) on February 16, 2001 and substantially all of the assets of a software and service distributor in Japan (“ASI-Japan”). The Company’s Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

Certain amounts in previously issued financial statements have been reclassified to conform to current presentation.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective October 1, 2001. Accordingly, the Company has completed the transitional impairment test as of the date of adoption (see Note 3). The Company will perform an annual impairment test of goodwill, required under FAS 142, at the end of each fiscal year.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The Company will adopt this standard effective October 1, 2002. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We are required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of FAS 146. The effect-on-adoption of FAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

2. BUSINESS ACQUISITIONS

POOLING OF INTERESTS TRANSACTION

On July 12, 2001, the Company acquired PTI in exchange for 715,004 shares of the Company’s common stock. The acquisition has been accounted for as a pooling of interests. PTI is engaged in the development, production and distribution of airflow regulation systems for clean room and process equipment in the semiconductor industry. The acquisition of PTI provides the Company with airflow control and management technology and capability critical to maintaining manufacturing environments necessary in the semiconductor industry.

The accompanying consolidated financial statements and notes thereto for the three and nine months ended June 30, 2001 have been restated to include the financial position and results of operations for PTI.

The results of operations previously reported by the separate companies prior to the acquisition of PTI and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

	Three months ended	Nine months ended
	June 30, 2001	June 30, 2001

Revenues

Brooks Automation, Inc.	$93,767	$310,085

Progressive Technologies, Inc.	3,047	10,107

	$96,814	$320,192

Net income

Brooks Automation, Inc.	$304	$2,580

Progressive Technologies, Inc.	214	861

	$518	$3,441

PURCHASE TRANSACTIONS

PRI

On May 14, 2002, the Company completed the previously announced acquisition of 100% of the outstanding shares of PRI. PRI, located principally in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. The acquisition of PRI by Brooks provides the Company with entry into the automated material handling systems (“AMHS”) and Litho automation markets serving semiconductor manufacturers while also significantly expanding its atmospheric product offerings serving the OEM business. Additionally, the Company has increased its software market share through the acquisition. Pursuant to an Amended and Restated Agreement and Plan of Merger between the two parties, PRI was merged with and into Brooks. Stockholders of PRI received 0.52 shares of Brooks common stock for each share of PRI common stock held. The Company issued 13,563,207 shares of Brooks common stock to PRI stockholders in the merger. The Company has reserved an additional 3,317,168 shares for the issuance upon the exercise of options to purchase PRI common stock, which were assumed by Brooks and converted into options to purchase Brooks common stock, using the same ratio as that used for the common shares.

In connection with the merger, Brooks changed its name to Brooks-PRI Automation, Inc., and increased the size of its board of directors from five to seven members.

The merger was structured as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and has been accounted for as a purchase transaction in accordance with FAS 141.

A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets, which the Company will amortize over a weighted average useful life of six years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. A summary of the transaction is as follows (in thousands):

Consideration:

Common stock issued	$455,697

Fair value of employee stock options converted	76,114

Transaction costs	13,818

Total consideration	545,629

Fair value of net assets acquired	112,598

Deferred compensation	14,677

127,275

Excess of consideration over fair value of net tangible assets acquired	418,354

Allocation of excess consideration to identifiable intangible assets:

Completed technology	80,800

Customer relationships	28,500

Trademarks and trade names	3,900

Non-competition agreements	60

113,260

Allocation of excess consideration to goodwill	$305,094

The fair value of the Company’s common stock per share was calculated as $33.60 per share, which represents the average closing price for two days before, the day of and two days after the announcement of the merger, on October 24, 2001. The Company has calculated the fair value of the options exchanged to be $76.1 million as of the acquisition date using the Black-Scholes option pricing model, a fair value of the Company’s common stock of $33.60 per share, volatility of 100%, a weighted average expected option life of four years, zero dividends and a risk-free rate of 4.29%, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB Opinion No. 25”. The intrinsic value of the unvested options exchanged in the acquisition has been estimated at $14.7 million and was recorded as deferred compensation. The deferred compensation will be recognized over the remaining vesting periods of the options, which range up to five years. The Company also has accounted for $13.8 million for transaction fees, which includes $6.2 million of legal and accounting fees and $7.2 million of investment bankers fees.

The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at May 14, 2002, the date of acquisition (in thousands).

Cash	$39,271

Other current assets	63,107

Property, plant and equipment	10,110

Other assets	23,680

Deferred tax assets, net	56,537

Current liabilities	(70,120)

Long-term liabilities	(9,987)

Net assets acquired	$112,598

The acquisition gave rise to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel and the Company has provided certain balance sheet adjustments in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates headcount reductions of approximately 325 people across all functional areas of the combined company and, as such, has included an estimated accrual for workforce reductions of $13.5 million comprised of severance, employee benefits and outplacement support. These payments are expected to occur during the six months following the merger. The former chief executive officer of PRI has entered into a non-competition agreement with the Company, which became effective upon completion of the combination and which will require a total payment of $1.1 million over a two-year period, of which $0.6 million has been recorded as a long term liability. The Company has identified redundant facilities consisting of sales and support offices, manufacturing facilities and administrative offices. As such, an accrual of $11.1 million to terminate lease obligations under these agreements has been included as an adjustment. These payments represent the minimum rental commitment on facilities with lease terms to 2011. The Company has estimated leasehold improvements of $5.1 million will be abandoned related to the exiting of facilities. The Company has accrued for $1.2 million of amounts to be incurred subsequent to the acquisition related to legal costs to close and consolidate legal subsidiaries of PRI. The Company has recorded adjustments for a deferred tax asset of $101.8 million relating to the taxable losses and other timing differences of PRI acquired, less $45.3 million of deferred tax liabilities incurred related to the identifiable intangible assets to be acquired, for a net deferred tax asset of $56.5 million.

Additionally, the Company recorded an adjustment to eliminate $38,941,000 of deferred revenue, $38,788,000 of associated deferred inventory costs and $5,152,000 of associated deferred installation costs related to contracts where effort was substantially completed prior to the acquisition date but revenue was deferred by PRI until acceptance by the customer. The Company recorded an accrual for estimated warranty expense of $1,152,000 for contracts for which deferred revenue has been eliminated but for which there remains a continuing warranty obligation subsequent to the acquisition. The Company has recorded accounts receivable of $9,779,000 for amounts due from customers under contracts for which Brooks will not recognize revenue subsequent to the acquisition date. These amounts were not recorded by PRI as the revenue was deferred and as a result the receivable was not recorded.

The Company also eliminated $1,630,000 of intangible assets and $1,438,000 of goodwill previously recognized as assets by PRI and eliminated $1,837,000 of restructuring reserves related to facilities based on PRI estimates which the Company has re-evaluated and recorded a separate accrual.

The Company believes the above actions are an integral component of the acquisition plan to enable the benefits of the combined companies to be optimized and the benefits of the acquisition to be realized. The Company expects to complete these restructuring efforts within one year. Lease payments for restructured facilities due after more than one year are classified as long-term liabilities.

The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of FAS 141.

The $305,094,000 of goodwill arising from the acquisition is not deductible for tax purposes. Of this amount, $177,865,000 has been allocated to the Company’s Equipment Automation segment, $108,830,000 to the Company’s Factory Automation Hardware segment and $18,399,000 to the Company’s Factory Automation Software segment.

IAS

On February 15, 2002, the Company acquired IAS, two privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. The acquisition will provide the Company with entry to the life science and optical communication markets. The transaction was accounted for as a purchase in accordance with FAS 141. As consideration, the Company paid IAS and its stockholders (the “Sellers”) $5.4 million of cash and issued or reserved for issuance 209,573 shares of Brooks common stock with a value of $9.9 million at the time of closing. Of these shares, 140,600 have been reserved for issuance to the sellers over a period of three years in accordance with the terms of the acquisition agreement, subject to adjustment for any indemnification claims that may arise within two years of the acquisition date. Additionally, 103,299 of the 140,600 shares are issuable contingent upon employment obligations to be fulfilled by certain key IAS employees ratably over the three year period subsequent to the acquisition. These shares will be recorded as compensation expense at the time of issuance.

The Company has calculated the fair value of the options exchanged in this transaction to be $1.0 million as of the acquisition date using the Black-Scholes option pricing model, a fair value of the Company’s common stock of $47.91 per share, volatility of 100%, an expected option life of four years, zero dividends and a risk-free rate of 3.95%, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB Opinion No. 25”. The intrinsic value of the unvested options exchanged in the acquisition has been estimated at $0.5 million and was recorded as deferred compensation. The deferred compensation will be recognized over the remaining vesting periods of the options, which range up to four years.

A portion of the excess of purchase price over fair value of net liabilities assumed was allocated to an identifiable intangible asset, which the Company is amortizing with an estimated useful life of five years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:

Cash	$5,430

Common stock issued	3,304

Fair value of employee stock options converted	1,035

Transaction costs	995

Total consideration	10,764

Fair value of net liabilities assumed	2,109

Deferred compensation	(532)

1,577

Excess of consideration over fair value of net liabilities assumed	12,341

Allocation of excess consideration to identifiable intangible assets:

Completed technology	5,520

Allocation of excess consideration to goodwill	$6,821

Fab Air

On December 15, 2001, the Company acquired Fab Air, a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. The acquisition of Fab Air provides the Company with increased market share and opportunities in the airflow and control market. As consideration, the Company paid $1.2 million of cash and incurred $0.3 million of transaction costs. The transaction was accounted for as a purchase in accordance with FAS 141. The excess of purchase price over fair value of net tangible assets acquired of $1.5 million has been recorded as completed technology, with an estimated useful life of three years, and will be amortized using the straight-line method. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results.

Zygo Group

On December 13, 2001, the Company acquired the Zygo Group, located in Florida. The Zygo Group is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems, and reticle handling solutions for the semiconductor industry. As Zygo was a market leader, the acquisition provides Brooks with entry into these related markets of the semiconductor industry. As consideration, the Company paid $12.2 million of cash. The transaction was accounted for as a purchase in accordance with FAS 141.

A portion of the excess of purchase price over fair value of net tangible assets acquired was allocated to identifiable intangible assets, which the Company estimates to have a weighted average useful life of five years, which the Company is amortizing using the straight-line method. The balance of the excess purchase price was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:

Cash	$12,184

Transaction costs	257

Total consideration	12,441

Fair value of net tangible assets acquired	3,674

Excess of consideration over fair value of net tangible assets acquired	8,767

Allocation of excess consideration to identifiable intangible assets:

Completed technology	2,100

Trademarks and trade names	100

2,200

Allocation of excess consideration to goodwill	$6,567

Tec-Sem

On October 9, 2001, the Company acquired 90% of the outstanding capital stock of Tec-Sem, a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. Tec-Sem was acquired to provide Brooks with penetration into the bare reticle stock and lithography automation markets. During March 2002, the Company exercised its option to purchase the remaining 10% of the outstanding capital stock. As consideration, the Company paid $13.7 million of cash, net of cash acquired of $223,000, and issued 180,000 shares of Brooks common stock with a market value of $5.7 million at the time of issuance. Of the 180,000 shares issued, the Company granted 25,000 shares of fully issued common stock with a market value of $0.7 million at the time of issuance, to certain key non-owner employees of Tec-Sem, which were accounted for as additional purchase price, since the issuance of the shares is not related to any continuing employee obligations to the Company. The fair value of the shares issued was determined utilizing the average closing price of the Company’s common stock over a period of two days before and the day of the acquisition. The transaction was accounted for as a purchase of assets in accordance with FAS 141.

A portion of the excess of purchase price over fair value of net tangible assets acquired was allocated to an identifiable intangible asset, with an estimated useful life of five years, which the Company is amortizing using the straight-line method. The balance of the excess was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at lease annually. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:

Cash, net of cash acquired of $223	$13,777

Common stock issued	5,720

Transaction costs	513

Total consideration	20,010

Fair value of net tangible assets acquired	1,758

Excess of consideration over fair value of net tangible assets acquired	18,252

Allocation of excess consideration to identifiable intangible assets:

Completed technology	7,200

Allocation of excess consideration to goodwill	$11,052

GPI

On October 5, 2001, the Company acquired substantially all of the assets of GPI in exchange for 850,000 shares of Brooks common stock, with a market value of $26.2 million at the time of issuance, subject to post-closing adjustments, and $0.2 million of cash. The Company expects to complete any post-closing adjustments in accordance with the procedures defined in the terms of the acquisition agreement. The acquisition agreement establishes a procedure for post-closing adjustments in which the net assets of GPI are determined at a point in time prior to the closing and compared with the net assets at closing. To the extent that there is a decrease in the net value of the assets, the purchase price will be reduced on a dollar for dollar basis. The parties are in the process of finalizing this analysis. GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. The fair value of the shares issued was determined utilizing the average closing price of the Company’s common stock over a period of two days before and the day of the acquisition. The acquisition of GPI provides Brooks with entry into the OEM and high-end minienvironment markets.

A portion of the excess of purchase price over fair value of net tangible assets acquired was allocated to identifiable intangible assets, which the Company estimates to have a weighted average useful life of five years, which the Company is amortizing using the straight-line method. The balance of the excess was recorded as goodwill. In accordance with FAS 142, the Company will not amortize the goodwill, but will instead test for impairment at least annually.

A summary of the transaction is as follows (in thousands):

Consideration:

Common stock issued	$26,222

Cash	177

Transaction costs	777

Total consideration	27,176

Fair value of net tangible assets acquired	5,844

Excess of consideration over fair value of net tangible assets acquired	21,332

Allocation of excess consideration to identifiable intangible assets:

Completed technology	9,300

Trademarks and trade names	600

Non-competition agreements	200

10,100

Allocation of excess consideration to goodwill	$11,232

Pro forma results of operations

The following pro forma results of operations for the three and nine months ended June 30, 2002 have been prepared as though the acquisition of PRI had occurred as of October 1, 2000. No pro forma adjustments for SEMY, acquired on February 16, 2001, and GPI, acquired on October 5, 2001, were required to the results of operations for the three and nine months ended June 30, 2002, as the results of operations of SEMY are included in both of these periods and the results of operations of GPI for the five days from October 1, 2001 through October 5, 2001 are not material to the Company’s results of operations.

The following pro forma results of operations for the three and nine months ended June 30, 2001 have been prepared as though the acquisitions of PRI, GPI and SEMY had occurred as of October 1, 2000. The results of SEMY are included in the Company’s results for the three months ended June 30, 2001; accordingly, no pro forma adjustments for SEMY were required in this three month period.

In fiscal 2002 and fiscal 2001, the Company made several individually insignificant acquisitions which are not included in the pro forma results of operations below, as their results are not material to the Company’s consolidated results of operations. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of October 1, 2000 or of results of operations that may occur in the future (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$100,727	$161,491	$316,609	$560,739

Net loss before cumulative effect of change in accounting principle	$(43,038)	$(17,200)	$(86,952)	$(48,639)

Net loss	$(43,038)	$(17,200)	$(86,952)	$(54,387)

Net loss per share	$(1.26)	$(0.53)	$(2.57)	$(1.69)

3. GOODWILL AND INTANGIBLE ASSETS

The Company elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company recorded amortization expense of $6.8 million and $13.3 million for its amortizable intangible assets for the three and nine months ended June 30, 2002, respectively. Estimated future amortization expense on the intangible assets recorded by the Company as of June 30, 2002 is as follows (in thousands):

Year ended September 30,

2002	$11,000

2003	$44,000

2004	$41,800

2005	$39,500

2006	$26,100

The amortization of goodwill excluded from the Company’s results of operations for the three and nine months ended June 30, 2002 as a result of the adoption of FAS 142 totaled $19.4 million and $35.4 million, respectively.

The changes in the carrying amount of goodwill by segment for the three months ended December 31, 2001, March 31, 2002 and June 30, 2002 are as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Balance at September 30, 2001	$28,439	$450	$31,239	$—	$60,128

Adjustments to goodwill:

Reclassify assembled workforces to goodwill in accordance with FAS 141	1,509	—	5,066	—	6,575

Acquisitions	10,330	12,893	—	—	23,223

Purchase accounting adjustments on prior period acquisitions	(1,940)	(27)	(1,172)		(3,139)

Foreign currency translation	(32)	(40)	(50)	—	(122)

Balance at December 31, 2001	38,306	13,276	35,083	—	86,665

Adjustments to goodwill:

Acquisitions	—	—	—	5,878	5,878

Purchase accounting adjustments on prior period acquisitions	1,119	2,652	—	—	3,771

Foreign currency translation	(6)	(143)	(50)	—	(199)

Balance at March 31, 2002	39,419	15,785	35,033	5,878	96,115

Adjustments to goodwill:

Acquisitions	179,330	108,830	18,399	—	306,559

Purchase accounting adjustments on prior period acquisitions	34	1,681	—	942	2,657

Foreign currency translation	21	1,109	427	—	1,557

Balance at June 30, 2002	$218,804	$127,405	$53,859	$6,820	$406,888

Purchase accounting adjustments in the quarter ended December 31, 2001 are comprised of $2.0 million reclassified to deferred compensation with respect to stock awards granted to e-Diagnostics employees at the time of acquisition and other individually insignificant purchase accounting adjustments aggregating $1.1 million.

Purchase accounting adjustments in the quarter ended March 31, 2002 are comprised of $0.8 million of purchase accounting adjustments for GPI, and $2.0 million for Tec-Sem for changes in allocations between identifiable intangible assets and goodwill upon the completion of the fair value analysis of identifiable intangible assets acquired. The Company also made an additional purchase price payment of $0.8 million to the former owners of Zygo upon determination of the final value of net assets acquired.

Purchase accounting adjustments in the quarter ended June 30, 2002 are comprised of $1.8 million for Zygo and $0.9 million for IAS for changes in allocations between identifiable intangible assets and goodwill upon the completion of the fair value analysis of identifiable intangible assets acquired.

The information below gives effect to the adoption of FAS 142 as if its provisions had been adopted as of October 1, 2000. The results for the three and nine months ended June 30, 2002 are presented for comparative purposes only, as the effect of the adoption of FAS 142 is reflected in the Company’s actual results of operations for that period (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss) attributable to common stockholders	$(24,197)	$488	$(46,658)	$3,351

Add back goodwill and assembled workforces amortization	—	7,317	—	17,597

Adjusted net income (loss)	$(24,197)	7,805	$(46,658)	$20,948

Basic earnings (loss) per share

Reported earnings (loss) per share	$(0.89)	$0.03	$(2.08)	$0.19

Goodwill and assembled workforces amortization	—	0.41	—	0.99

Adjusted basic earnings (loss) per share	$(0.89)	$0.44	$(2.08)	$1.18

Diluted earnings (loss) per share

Reported earnings (loss) per share	$(0.89)	$0.03	$(2.08)	$0.18

Goodwill and assembled workforces amortization	—	0.38	—	0.93

Adjusted diluted earnings (loss) per share	$(0.89)	$0.41	$(2.08)	$1.11

Components of the Company’s identifiable intangible assets, including preliminary allocation of the identifiable intangible assets recorded in connection with the acquisitions of IAS, GPI and PRI are as follows (in thousands):

	June 30, 2002		September 30, 2001

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patents	$9,529	$6,439	$4,579	$2,422

Completed technology	137,158	13,866	31,575	4,081

License agreements	678	271	678	170

Trademarks and trade names	7,056	1,277	2,426	648

Non-competition agreements	2,393	1,055	2,133	591

Customer relationships	29,805	1,324	1,305	571

Assembled workforces	—	—	10,590	4,015

	$186,619	$24,232	$53,286	$12,498

The Company was required to complete the first step of the transitional impairment testing of goodwill required under the provisions of FAS 142 by March 31, 2002. The Company completed its testing as required and has determined that there is no impairment as of October 1, 2001. The impairment testing was based on discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated lives of the primary assets of the reporting unit. The Company’s annual impairment test will be performed as of September 30, 2002. If current market conditions continue, expectations of future revenues and earnings could be lower. It is reasonably possible that lower expectations of earnings could result in an impairment charge when the Company completes its annual impairment test in the fourth quarter of fiscal 2002.

4.	EARNINGS (LOSS) PER SHARE

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic earnings (loss) per share:

Net income (loss)	$(24,197)	$518	$(46,658)	$3,441
Accretion and dividends on preferred stock	—	(30)	—	(90)

Net income (loss) attributable to common stockholders	$(24,197)	$488	$(46,658)	$3,351

Weighted average common shares outstanding	27,341	17,920	22,448	17,739

Basic earnings (loss) per share	$(0.89)	$0.03	$(2.08)	$0.19

Net income (loss)	$(24,197)	$518	$(46,658)	$3,441

After-tax equivalent of interest expense on notes payable	—	2	—	2

Income (loss) for purposes of computing diluted earnings (loss) per share	$(24,197)	$520	$46,658)	$3,443

Weighted average common shares outstanding	27,341	17,920	22,448	17,739

Dilutive stock options and warrants	—	1,161	—	835

Weighted average assumed conversion of convertible redeemable preferred stock	—	314	—	314

Weighted average assumed conversion of notes payable	—	31	—	10

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	27,341	19,426	22,448	18,898

Diluted earnings (loss) per share	$(0.89)	$0.03	$(2.08)	$0.18

Options to purchase and assumed conversions totaling approximately 9,503,000 and 7,232,000 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended June 30, 2002, respectively, as their effect would be anti-dilutive. Options to purchase and assumed conversions totaling approximately 1,849,000 and 2,221,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2001, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.

5.	INVESTMENT IN SHINSUNG

As a result of the acquisition of PRI, the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. PRI had signed a strategic alliance agreement with Shinsung on December 1, 2000, for Shinsung to assemble PRI’s automated storage and retrieval systems. PRI made a minority investment of $11.5 million in Shinsung in exchange for 3,109,091 common shares of Shinsung stock and warrants to purchase an additional 3,866,900 common shares. The common shares represent approximately 11% of the outstanding common shares of Shinsung at June 30, 2002. The fair value of the common stock of Shinsung is determined using the closing price per share on the Korean stock exchange at the end of each reporting period. The fair value of the Shinsung warrants is determined using the Black-Scholes valuation model assuming an exercise price of 3,200 Korean Won, a remaining contractual term of 8.5 years, dividend rate of zero, volatility of 100% and risk-free interest rate of 5.2%. The Company is restricted from selling or transferring the stock upon exercise of the warrant for a period of 33 days after the date of exercise and the warrants may not be transferred or sold to any third party, and as such, the warrants are not readily convertible into cash and therefore fall within the scope of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” pursuant to EITF 96-11, “Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement 115.” The unrealized gain or loss resulting from the change in the fair market values of the common shares and warrants is reported in “Other comprehensive income (loss)” in the Company’s

Consolidated Balance Sheet at June 30, 2002. At the time of the Company’s acquisition of PRI on May 14, 2002, the fair market values of the Shinsung common shares and warrants were $10.7 million and $12.0 million, respectively. At June 30, 2002, the fair market values of the Shinsung common shares and warrants were $9.4 million and $10.5 million, respectively. The fair market value of the Shinsung common shares and warrants, aggregating $19.9 million, is reported in “Other assets” in the Company’s Consolidated Balance Sheet as of June 30, 2002.

6.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment and, effective for the quarterly period ended June 30, 2002, the change in the fair market value of the Shinsung common shares and warrants. These changes comprise the Company’s accumulated other comprehensive income (loss). The components of the Company’s comprehensive income (loss) for the three and nine months ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(24,197)	$518	$(46,658)	$3,441

Changes in accumulated other comprehensive income (loss):

Cumulative translation adjustment	9,348	(386)	4,704	(3,238)

Change in fair market value of Shinsung

common shares and warrants	(2,885)	—	(2,885)	—

Comprehensive income (loss)	$(17,734)	$132	$(44,839)	$203

7.	SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has three reportable segments: Equipment Automation, Factory Automation Hardware and Factory Automation Software.

         The Equipment Automation segment provides automated material handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The primary customers for these solutions are manufacturers of process tool equipment. These include vacuum and atmospheric systems and robots and related components.

         The Factory Automation Hardware segment provides automated material management products and components for use within the factory. The Company’s factory automation hardware products consist of automated storage and retrieval systems and wafer/reticle transport systems based on its proprietary AeroTrak overhead monorail systems and AeroLoader overhead hoist vehicle. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment also provides hardware and software solutions including minienvironments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

         The Factory Automation Software segment provides software products for the semiconductor manufacturing execution system (“MES”) market, including consulting and software customization. The Company’s software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis.

         IAS, acquired on February 15, 2002, is the only component of “Other”. IAS builds and implements high-end precision automation solutions for manufacturers of semiconductor, fiber optic components and life-sciences products.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred tax assets, acquired intangible assets, goodwill, all assets of the Company’s Securities Corporation, the Company’s investment in Shinsung and assets held for sale. The Company’s Securities Corporation holds the Company’s investments in marketable securities and is consolidated fully. As a result of the PRI acquisition on May 14, 2002, the Company realigned its segment structure to incorporate the product and service lines acquired from PRI. Accordingly, all prior period segment information has been restated to conform to the new presentation

Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Three months ended June 30, 2002
Revenues	$39,615	$11,910	$6,792	$1,626	$59,943

Product	4,510	4,748	16,561	—	25,819

Services	$44,125	$16,658	$23,353	$1,626	$85,762

Gross margin	$8,261	$3,703	$14,299	$409	$26,672

Operating loss	$(13,330)	$(3,836)	$(4,642)	$(443)	$(22,251)

Three months ended June 30, 2001
Revenues	$42,823	$18,485	$13,917	$—	$75,225

Product	4,038	1,098	16,453	—	21,589

Services	$46,861	$19,583	$30,370	$—	$96,814

Gross margin	$12,994	$6,355	$25,719	$—	$45,068

Operating income (loss)	$2,348	$4,131	$(1,823)	$—	$4,656

Nine months ended June 30, 2002
Revenues	$83,394	$34,324	$18,012	$2,498	$138,228

Product	12,463	7,129	43,248	—	62,840

Services	$95,857	$41,453	$61,260	$2,498	$201,068

Gross margin	$19,281	$11,738	$34,873	$472	$66,364

Operating loss	$(30,119)	$(6,375)	$(12,759)	$(865)	$(50,118)

Nine months ended June 30, 2001
Revenues	$170,284	$45,705	$37,742	$—	$253,731

Product	14,528	3,013	48,920	—	66,461

Services	$184,812	$48,718	$86,662	$—	$320,192

Gross margin	$60,456	$15,823	$68,274	$—	$144,553

Operating income	$11,143	$7,449	$8,770	$—	$27,362

Assets

June 30, 2002	$224,397	$115,213	$45,492	$2,035	$387,137

September 30, 2001	$185,381	$53,099	$48,132	$—	$286,612

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2002 and 2001 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Segment operating income (loss)	$(22,251)	$4,656	$(50,118)	$27,362

Amortization of acquired intangible assets	5,522	7,844	11,711	20,479

Acquisition-related charges	10,817	699	10,926	1,717

Total operating income (loss)	$(38,590)	$(3,887)	$(72,755)	$5,166

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2002 and September 30, 2001 is as follows (in thousands):

	June 30,	September 30,
	2002	2001

Segment assets	$387,137	$286,612

Assets held for sale	1,223	—

Investment in Shinsung	19,868	—

Deferred tax asset	173,054	45,888

Acquired intangible assets	159,331	32,353

Goodwill	406,888	66,703

Securities Corporation assets	215,279	278,148

	$1,362,780	$709,704

Net revenues by geographic area are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

North America	$46,208	$43,602	$102,551	$167,176

Asia/Pacific	19,530	36,178	50,781	96,899

Europe	20,024	17,034	47,736	56,117

	$85,762	$96,814	$201,068	$320,192

It is impractical to disclose a breakdown of revenues between products and services on a geographic basis due to the fact that the Company does not maintain customer-level information at that level of detail in its financial systems.

8.	SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also a director of one of the Company’s customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the three and nine months ended June 30, 2002, were $48,000 and $565,000, respectively. Revenues from this customer for the period from June 11, 2001 through June 30, 2001 are not material to the consolidated results of the Company. The amounts due from this customer included in accounts receivable at June 30, 2002 and September 30, 2001 were $37,000 and $32,000, respectively.

One of the Company’s directors had previously also been a director of one of the Company’s customers. On January 23, 2001, this individual resigned his position with the Company’s customer. Accordingly, this customer is not considered a related party in subsequent reporting periods. Revenue recognized from this customer in the prior fiscal year through January 23, 2001 was $13.9 million for the period from October 1, 2000.

The Company had no customer that accounted for more than 10% of revenues in either the three or nine months ended June 30, 2002. The Company had no customers that accounted for more than 10% of revenues in either the three or nine months ended June 30, 2001 excluding the previously related party described above.

Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

9.	ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

The Company recorded a charge to operations of $10.8 million in the three months ended June 30, 2002 relating to acquisitions, aborted acquisitions and restructuring costs. The charge is comprised of $5.9 million related to the vesting by the Company’s Chief Executive Officer in certain incremental retirement benefits upon the closing of the acquisition of PRI on May 14, 2002, $2.1 million of reserves recorded against a note receivable from an aborted acquisition target that management had determined is no longer collectible, $1.7 million for the restructuring of certain existing Company facilities and employees subsequent to the PRI acquisition and $1.1 million of other costs.

Workforce-related charges of $1.3 million, consisting principally of severance costs, were made based on specific identification of the number of employees to be determined, their job classifications or functions and their locations. As a result of the acquisition, certain sales, technical support and administrative functions are being combined and headcount and related costs reduced. The Company plans a total reduction in workforce of approximately 324 employees, of which 262 are in connection with the PRI purchase accounting transaction and 62 are in connection with the acquisition-related charge to operations. As of June 30, 2002, approximately 110 employees had been released under these initiatives.

The charges for the Company’s excess facilities of $0.4 million were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time these facilities are expected to be vacated when there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations.

The activity related to the Company’s acquisition-related and restructuring liabilities during the three months ended June 30, 2002, March 31, 2002 and December 31, 2001, is below (in thousands):

	Balance	Charged			Balance
	September 30,	To	Purchase		December 31,
	2001	Expense	accounting	Utilization	2001

Facilities	$3,309	$—	$—	$(25)	$3,284

Workforce-related	1,952	—	—	(1,280)	672

Other	—	100	—	(100)	—

	$5,261	$100	$—	$(1,405)	$3,956

	Balance	Charged			Balance
	December 31,	To	Purchase		March 31,
	2001	Expense	accounting	Utilization	2002

Facilities	$3,284	$—	$—	$(491)	$2,793

Workforce-related	672	—	—	6	678

Other	—	9	—	(9)	—

	$3,956	$9	$—	$(494)	$3,471

	Balance	Charged			Balance
	March 31,	To	Purchase		June 30,
	2002	Expense	accounting	Utilization	2002

Facilities	$2,793	$385	$11,055	$(307)	$13,926

Workforce-related	678	1,318	13,519	(5,659)	9,856

Other	—	1,053	2,292	(1,091)	2,254

	$3,471	$2,756	$26,866	$(7,057)	$26,036

The Company anticipates cash outlays of approximately $6.4 million through the remainder of fiscal 2002, $11.1 million in fiscal 2003 and $13.6 million in subsequent years to complete its acquisition-related and restructuring initiatives.

10.	TAXATION

The Company recorded a net income tax benefit of $14.2 million and $24.9 million for the three and nine months ended June 30, 2002, respectively. The Company recorded an income tax benefit of $2.1 million and expense of $9.3 million in the comparable prior year periods. The tax benefit in the current year is attributable to the current year loss. The prior year period tax provision is attributable to federal, state and foreign income taxes. Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

The Company has recorded a net deferred tax asset and income tax receivable, included in prepaid expense and other current assets, of $111.5 million, which includes net deferred tax assets of $58.6 million, net of $45.3 million arising on purchase accounting relating to PRI, which had previously been fully provided for by PRI. Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to expiration of loss carryforwards, which will expire at various dates through 2022. Although realization is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized. The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized. While current economic conditions, including a current quarter book loss, provide some evidence that the deferred tax assets may not be fully realized, the cyclical nature of the industry sector and recent historical experience of income provide objective positive evidence that the deferred tax assets are recoverable. The Company believes that its efforts to right-size the business in the fourth quarter of fiscal 2001 and the recent acquisitions and resulting cost saving efforts in the current fiscal year will be important factors in achieving future profitability. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced. The Company will, as part of its annual budgeting and forecasting process, reassess the recoverability of its net deferred tax assets in the fourth fiscal quarter. If current market conditions continue, it is reasonably possible that the Company will record a significant charged related to the realizability of the net deferred tax assets in the near future. The Company estimates that the significant net reversing temporary difference will be available for use through 2022. Additionally, other significant reversing temporary differences will be available for use through 2036. Therefore, the Company estimates that its annual future taxable income must average $14.1 million per year during the carryforward period to fully realize the benefit of the net deferred tax asset recorded at June 30, 2002.

11.	OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

	June 30,	September 30,
	2002	2001

Accounts receivable	$113,554	$99,679

Less allowances	6,271	6,114

	$107,283	$93,565

Inventories

Raw materials and purchased parts	$66,473	$35,021
Work-in-process	13,818	12,099

Finished goods	7,745	2,175

	$88,036	$49,295

12.	CONTINGENCY

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. In 1992, the Company received notice from a third party alleging infringements of such party’s patent rights by certain of the Company’s products. The Company believes the patents claimed may be invalid. In the event of litigation with respect to this claim, the Company is prepared to vigorously defend its position. However, because patent litigation can be extremely expensive and time consuming, the Company may seek to obtain a license to one or more of the disputed patents. Based upon currently available information, the Company would only do so if such license fees would not be material to the Company’s consolidated financial statements. Currently, the Company does not believe it is probable that the future events related to this threatened matter would have an adverse effect on the Company’s business.

13.	SUBSEQUENT EVENT

On July 3, 2002, the Company acquired Hermos Informatik GmbH (“Hermos”), from its parent, The Hermos Group. Hermos, located in Germany, is a provider of wafer carrier ID readers for the 300mm market. The transaction will be accounted for as a purchase in accordance with FAS 141. As consideration, Brooks paid the Hermos stockholders $4.0 million in cash and issued or reserved for issuance 1,412,749 shares of Brooks common stock with a value of $37.0 million at the time of closing. The amount of this payment is subject to a post-closing adjustment based upon changes in the net book value of Hermos on the closing date and certain changes in the closing price of shares of Brooks common stock in accordance with the terms of the Share Sale-, Purchase- and Transfer Agreement, dated as of July 3, 2002. The terms of the transaction and the consideration received by the parties were a result of arm’s length negotiations between Brook and the selling stockholders. While Brooks has been a customer of Hermos for some time, prior to the completion of the transaction, Brooks had no material relationship with Hermos.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report constitute “forward-looking statements” which involve known risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Brooks to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include the factors that may affect future results set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

OVERVIEW

Brooks-PRI Automation, Inc. (“Brooks” or the “Company”) is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries, such as the data storage and flat panel display manufacturing industries. Beginning in 1998, the Company began an aggressive program of investment and acquisition through which the Company’s offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the flow of resources in the factory from process tools to factory scheduling and dispatching.

The Company offers complete and flexible solutions that address a wide range of automation requirements for semiconductor manufacturers and for OEM manufacturers of semiconductor process tools. The Company has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company’s factory automation systems, software and services help semiconductor manufacturers optimize the flow of material and data throughout the semiconductor fabrication facility (“fab” or “fabs”). They enable customers to respond quickly to changing industry demands and to effectively plan, schedule and optimize their production activity. As a result, Brooks believes its semiconductor manufacturer customers are able to improve productivity and increase their return on investment. Brooks’ customers include many of the world’s leading semiconductor manufacturers and semiconductor capital equipment suppliers.

The Company’s foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company’s international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of the Company’s international subsidiaries is the local currency, foreign currency translation adjustments are reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. To the extent that the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risk of currency fluctuation.

BASIS OF PRESENTATION

On May 14, 2002, the Company completed the acquisition of PRI Automation, Inc. (“PRI”). PRI, located principally in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and the Consolidated Statement of Cash Flows for the nine months then ended, include the results of PRI for the period subsequent to its acquisition.

As a result of the acquisition of PRI, the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. PRI had signed a strategic alliance agreement with Shinsung on December 1, 2000, for Shinsung to assemble PRI’s automated storage and retrieval systems. PRI made a minority investment of $11.5 million in Shinsung in exchange for 3,109,091 common shares of Shinsung stock and warrants to purchase an additional 3,866,900 common shares. The common shares represent approximately 11% of the outstanding common shares of Shinsung at June 30, 2002. The fair value of the common stock of Shinsung is determined using the closing price per share on the Korean stock exchange at the end of each reporting period. The unrealized gain or loss resulting from the change in the fair market values of the common shares and warrants is reported in “Other comprehensive income (loss)” in the Company’s Consolidated Balance Sheet at June 30, 2002. At the time of the Company’s acquisition of PRI on May 14, 2002, the fair market values of the Shinsung common shares and warrants were $10.7 million and $12.0 million, respectively. At June 30, 2002, the fair market values of the Shinsung common shares and warrants were $9.4 million and $10.5 million, respectively.

On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo Group”). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company (“Tec-Sem”). The Company subsequently acquired the remaining 10% of Tec-Sem’s capital stock during March 2002. Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, formerly located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the nine months ended June 30, 2002, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

On July 12, 2001, the Company acquired Progressive Technologies, Inc. (“PTI”) in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001. Accordingly, the Company’s consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of PTI for all periods prior to the acquisition. Prior to its acquisition by the Company, PTI’s fiscal year-end was December 31.

The Company made several acquisitions during fiscal year 2001 which were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”): KLA-Tencor, Inc.’s e-Diagnostics product line infrastructure (“e-Diagnostics”) on June 26, 2001; CCS Technology, Inc. (“CCST”) on June 25, 2001, SimCon N.V. (“SimCon”) on May 15, 2001; SEMY Engineering, Inc. (“SEMY”) on February 16, 2001 and substantially all of the assets of a software and service distributor in Japan (“ASI-Japan”). The Company’s Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

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

The Company has made a number of acquisitions and identified significant intangible assets and goodwill. Intangible assets are amortized over their estimated useful life and goodwill is subject to annual impairment testing. The carrying value and realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate. If the Company’s expectations of future results are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

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

RESULTS OF OPERATIONS

The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company’s revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn, which began to impact the Company in the third quarter of fiscal 2001, affecting both revenues and gross margins. As a result of this downturn and after adjusting for the incremental revenue from the acquisitions during the year, the Company anticipates continued lower shipments of its products in fiscal 2002, compared to fiscal 2001. During fiscal 2001, the Company had taken selective cost reduction actions in many areas of its business in response to this ongoing downturn. These cost management initiatives included reductions to headcount, salary and wage reductions and reduced spending. Following the acquisition of PRI in May of 2002, the Company has identified and begun to implement cost reduction actions with respect to duplicate facilities and headcount numbers across all functional areas of the combined Company. Although the Company continues to take a proactive approach to cost management in response to this downturn, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, such as its infrastructure, customer support and new products.

Three and Nine Months Ended June 30, 2002, Compared to Three and Nine Months Ended June 30, 2001

The Company reported net losses of $24.2 million and $46.7 million for the three and nine months ended June 30, 2002, respectively. The Company had reported net income of $0.5 million and $3.4 million for the three and nine months ended June 30, 2001, respectively. The results for the three and nine months ended June 30, 2002 include $5.5 million and $11.7 million, respectively, of amortization of acquired identifiable intangible assets and $10.8 million and $10.9 million, respectively, of acquisition-related and restructuring charges. The results for the three and nine months ended June 30, 2001 include $7.8 million and $20.5 million, respectively, of amortization of acquired identifiable intangible assets and goodwill and $0.7 million and $1.7 million, respectively, of acquisition-related and restructuring charges.

Revenues

The Company reported revenues of $85.8 million in the three months ended June 30, 2002, compared to $96.8 million in the same prior year period. The Company’s revenues for the nine months ended June 30, 2002 were $201.1 million, compared to $320.2 million in the nine months ended June 30, 2001. Included in the revenues for the three and nine months ended June 30, 2002 are approximately $19 million from PRI for the period subsequent to the acquisition date. The overall decrease in revenues in the three and nine months ended June 30, 2002, compared to the same prior year periods, is principally attributable to the current downturn in the semiconductor industry, partially offset by approximately $1 million and $11 million, respectively, in incremental revenues from acquisitions other than PRI.

As a result of the PRI acquisition on May 14, 2002, the Company realigned its segment structure to incorporate the product and service lines acquired from PRI. Accordingly, all prior period segment information has been restated to conform to the new presentation. The Company has three reportable segments: Equipment Automation, Factory Automation Hardware and Factory Automation Software.

The Equipment Automation segment provides automated material handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The primary customers for these solutions are manufacturers of process tool equipment. These include vacuum and atmospheric systems and robots and related components.

The Factory Automation Hardware segment provides automated material management products and components for use within the factory. The Company’s factory automation hardware products consist of automated storage and retrieval systems and wafer/reticle transport systems based on its proprietary AeroTrak overhead monorail systems and AeroLoader overhead hoist vehicle. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment also provides hardware and software solutions including minienvironments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

The Factory Automation Software segment provides software products for the semiconductor manufacturing execution system (“MES”) market, including consulting and software customization. The Company’s software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis.

IAS, acquired on February 15, 2002, is the only component of “Other”. IAS builds and implements high-end precision automation solutions for manufacturers of semiconductor, fiber optic components and life-sciences products.

The Company’s equipment automation segment reported revenues of $44.1 million and $95.9 million in the three and nine months ended June 30, 2002, decreases of 5.8% and 48.1%, respectively, from the same prior year periods.. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $14 million and $17 million of incremental revenues from acquisitions in the three and nine month periods ended June 30, 2002, respectively. These incremental revenues were principally generated by the PRI businesses acquired. The Company’s factory automation hardware segment reported decreases in revenues of 14.9%, to $16.7 million in the three months ended June 30, 2002, and 14.9%, to $41.5 million, in the nine months then ended, compared to the same prior year periods. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $9 million and $15 million of incremental revenues from acquisitions in the three and nine months ended June 30, 2002, respectively. The Company’s factory automation software segment reported revenues of $23.4 million and $61.3 million in the three and nine months ended June 30, 2002, respectively. This segment’s revenues declined from the comparable prior year periods by 23.1% in the three months ended June 30, 2002 and 29.3% in the nine months then ended. The decrease resulting from the downturn in the semiconductor industry was partially offset by approximately $2 million of incremental revenues from acquisitions in both the three and nine months ended June 30, 2002. These incremental software revenues were principally generated by the PRI businesses acquired.

Product revenues decreased $15.3 million, or 20.3%, and $115.5 million, or 45.5%, to $59.9 million and $138.2 million, in the three and nine months ended June 30, 2002, respectively, compared to the same prior year periods. These decreases are attributable to the downturn currently affecting the semiconductor industry, partially offset by incremental revenues from acquisitions of approximately $18 million and $28 million in the three and nine months ended June 30, 2002, respectively.

Service revenues for the three months ended June 30, 2002 increased by $4.2 million, or 19.6%, to $25.8 million, compared to the same prior year period. This increase is primarily attributable to the acquisition of PRI. Service revenues decreased $3.6 million, or 5.5%, in the nine months ended June 30, 2002, to $62.9 million, from $66.5 million in the comparable prior year period. The decrease in the nine month period is attributable to the current industry downturn, partially offset by incremental revenues from acquisitions of approximately $7 million, principally from PRI.

Foreign revenues were $39.6 million, or 46.2% of revenues, and $51.8 million, or 53.5% of revenues, in the three month periods ended June 30, 2002 and 2001, respectively. Foreign revenues comprised $98.8 million, or 49.2% of revenues, and $153.4 million, or 47.9% of revenues, in the nine month periods ended June 30, 2002 and 2001, respectively. The Company’s expanded global presence through its recent international acquisitions and expanded sales and marketing activities has contributed to the increase in international revenues as a percentage of total revenues. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues will remain a major component of the Company’s total revenues.

Gross Margin

Gross margin decreased to 31.1% for the three months ended June 30, 2002, compared to 46.5% for the same prior year period. Gross margin was 33.0% for the nine months ended June 30, 2002, a decrease from 45.1% in the comparable prior year period. The overall decrease in gross margin is primarily attributable to lower revenue levels which are a result of the current downturn affecting the semiconductor industry. These lower revenue levels impact cost absorption, exerting downward pressure on gross margins. In the three months ended June 30, 2002, the Company recorded a purchase accounting step-up to the fair value of inventory acquired from PRI which resulted in $2.1 million of additional cost of revenues in the period as those inventories were sold.

The Company’s equipment automation segment gross margins decreased to 18.7% and 20.1% for the three and nine months ended June 30, 2002, respectively, from 27.7% and 32.7% for the same periods of the prior year. The decreases are primarily attributable to lower manufacturing spending absorption resulting from reduced revenues. Gross margins for the Company’s factory automation hardware segment were 22.2% and 28.3% for the three and nine months ended June 30, 2002, respectively, compared to 32.4% and 32.5% in the comparable prior year periods. The decreases are the result of the acquisition of lower margin hardware businesses, coupled with reduced volume within existing businesses which led to absorption variances. The Company’s factory automation software segment gross margins decreased to 61.2% and 56.9% for the three and nine months ended June 30, 2002, respectively, from 84.7% and 78.8% in the same prior year periods. The changes are primarily attributable to unfavorable product mix shifts among license and service revenues.

Gross margins on product revenues were 31.2% and 34.3% for the three and nine months ended June 30, 2002, respectively, down from 50.1% and 49.5% in the comparable prior year periods. The decreases are primarily attributable to unabsorbed manufacturing spending caused by lower revenues. Gross margins on service revenues were 31.0% and 30.1% for the three and nine months ended June 30, 2002, respectively, compared to 34.3% and 28.6% in the three and nine months ended June 30, 2001. The decrease in the three month period is primarily attributable to absorption variances, while the increase in the nine month period is principally attributable to the impact of the Company’s cost reduction measures.

In future periods, gross margin may be adversely affected by changes in product mix and/or price competition.

Research and Development

Research and development expenses increased $4.1 million, to $20.7 million, in the three months ended June 30, 2002, compared to the same prior year period. Research and development expenses for the nine months ended June 30, 2002, increased $4.8 million, to $50.3 million, from $45.5 million in the comparable prior year period. The increase in both periods is primarily attributable to the Company’s recent acquisitions, which accounted for approximately $4 million and $6 million of research and development expenses in the three and nine months ended June 30, 2002. These amounts were partially offset by the Company’s efforts to consolidate its research and development efforts. Research and development expenses increased as a percentage of revenues in the three and nine month periods ended June 30, 2002, to 24.1% and 25.0%, respectively, compared to 17.1% and 14.2% in the three and nine months ended June 30, 2001. The increase in these expenditures as a percentage of revenues in the current year from the prior year periods is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The Company plans to continue to invest in research and development to enhance existing and develop new products, services and solutions for the semiconductor, data storage and flat panel display manufacturing industries.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.3 million in the three months ended June 30, 2002, to $28.2 million, from $23.9 million in the comparable prior year period. The increase is primarily attributable to the Company’s recent acquisitions, partially offset by cost reduction efforts and synergies realized through the integration of these acquisitions into the Company’s infrastructure. Selling, general and administrative expenses decreased $5.4 million in the nine months ended June 30, 2002, to $66.2 million, compared to $71.6 million in the same prior year period. The decrease is primarily attributable to the impact of the Company’s ongoing cost reduction activities and synergies from recent acquisitions, partially offset by increased spending resulting from the PRI acquisition. The PRI and other recent acquisitions accounted for approximately $6 million of incremental expenses in both the three and nine months ended June 30, 2002, compared to the same periods in the prior year. Selling, general and administrative expenses increased as a percentage of revenues, to 32.9% in both the three and nine month periods ended June 30, 2002, compared to 24.7% and 22.4% in the three and nine month periods ended June 30, 2001. The increase in these expenditures as a percentage of revenues for the three and nine months ended June 30, 2002, is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry.

Amortization of Acquired Intangible Assets

Amortization expense for acquired intangible assets totaled $5.5 million and $11.7 million in the three and nine months ended June 30, 2002, respectively, and relates to the identifiable intangible assets recorded by the Company for the acquisitions of PRI, IAS, Fab Air, GPI, Tec-Sem and the Zygo Group in the current fiscal year, the e-Diagnostics product line, CCST, SimCon, SEMY and ASI-Japan in the prior fiscal year, ASC, ASI and MiTeX in fiscal 2000, Infab, Domain and Hanyon in fiscal 1999 and Irvine Optical’s acquisition of a corporation in March 1997. Amortization expense for acquired identifiable intangible assets related to PRI was $2.3 million in both the three and nine month periods ended June 30, 2002; however, the amount recorded reflects only approximately 50% of the expense to be recorded in subsequent quarters. Amortization expense for acquired identifiable intangible assets was $0.5 million and $2.9 million in the three and nine months ended June 30, 2001, respectively. The Company elected to early adopt the provisions of FAS 142. Accordingly, effective October 1, 2001, the Company ceased the amortization of goodwill. The Company recorded goodwill and assembled workforce amortization of $7.3 million and $17.6 million for the three and nine months ended June 30, 2001, respectively.

Acquisition-related and Restructuring Charges and Liabilities

The Company recorded a charge to operations of $10.8 million in the three months ended June 30, 2002 relating to acquisitions, aborted acquisitions and restructuring costs. The charge is comprised of $5.9 million related to the vesting by the Company’s Chief Executive Officer in certain incremental retirement benefits upon the closing of the acquisition of PRI on May 14, 2002, $2.1 million of reserves recorded against a note receivable from an aborted acquisition target that management had determined is no longer collectible, $1.7 million for the restructuring of certain existing Company facilities and employees subsequent to the PRI acquisition and $1.1 million of other costs.

Workforce-related reserves of $1.3 million, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their locations. As a result of the acquisition, certain sales, technical support and administrative functions are being combined and reduced. The Company plans a total reduction in workforce of approximately 325 employees, of which 265 are in connection with the PRI purchase accounting transaction and 60 are in connection with the acquisition-related charge to operations. As of June 30, 2002, approximately 110 employees had been released under these initiatives.

The charges of $0.4 million for the Company’s excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated when there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations.

The Company recorded $0.7 million and $1.7 million in the three and nine month periods ended June 30, 2001, respectively, which principally relate to legal fees and costs to perform due diligence incurred for the initial merger attempt with PRI.

The acquisition gave rise to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel and the Company has provided certain balance sheet adjustments in accordance with Emerging Issue Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates headcount reductions of approximately 324 people across all functional areas of the combined company and, as such, has included an estimated accrual for workforce reductions of $13.5 million comprised of severance , employee benefits, and outplacement support. These payments are expected to occur during the six months following the merger. The former chief executive officer of PRI has entered into a non-competition agreement with the company which became effective upon completion of the combination and which will require a total payment of $1.1 million over a two-year period, of which $0.6 million has been recorded as a long term liability. The Company has preliminarily identified redundant facilities consisting of sales and support offices, manufacturing facilities, and administrative offices. As such, an accrual of $11.1 million to terminate lease obligations under these agreements has been included as an adjustment. These payments represent the minimum rental commitment on facilities with lease terms to 2011. The Company has estimated leasehold improvements of $5.1 million will be abandoned related to the exiting of facilities.

The activity related to the Company’s acquisition-related and restructuring liabilities during the nine months ended June 30, 2002, is below (in thousands):

	Balance	Charged			Balance
	September 30,	To	Purchase		December
	2001	Expense	accounting	Utilization	2001

Facilities	$3,309	$—	$—	$(25)	$3,284

Workforce-related	1,952	—	—	(1,280)	672

Other	—	100	—	(100)	—

	$5,261	$100	$—	$(1,405)	$3,956

	Balance	Charged			Balance
	December 31,	To	Purchase		March 31,
	2001	Expense	accounting	Utilization	2002

Facilities	$3,284	$—	$—	$(491)	$2,793

Workforce-related	672	—	—	6	678

Other	—	9	—	(9)	—

	$3,956	$9	$—	$(494)	$3,471

	Balance	Charged			Balance
	March 31,	To	Purchase		June 30,
	2002	Expense	accounting	Utilization	2002

Facilities	$2,793	$385	$11,055	$(307)	$13,926

Workforce-related	678	1,318	13,519	(5,659)	9,856

Other	—	1,053	2,292	(1,091)	2,254

	$3,471	$2,756	$26,866	$(7,057)	$26,036

Interest Income and Expense

Interest income decreased by $0.5 million, to $2.4 million, in the three months ended June 30, 2002 and by $1.2 million, to $7.9 million, in the nine months then ended, compared to the same prior year periods, primarily as a result of lower interest rates coupled with lower balances available for investment. Interest expense in the three and nine month periods ended June 30, 2002, is principally comprised of $2.3 million and $6.9 million, respectively, related to the Company’s Convertible Subordinated Notes and imputed interest expense on the notes payable related to the Company’s recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million and $0.6 million, respectively. The SimCon note was discharged on May 15, 2002, through the issuance of 21,645 shares of the Company’s common stock. The KLA note will be settled during the last quarter of fiscal 2002. Interest expense of $1.0 million in the three months ended June 30, 2001, is primarily related to the Company’s Convertible Subordinated Notes; interest expense totaling $1.3 million in the nine months then ended is primarily related to the Convertible Subordinated Notes and the Company’s note payable to Daifuku America in connection with the acquisition of ASC and ASI. This note was paid in full on January 5, 2001.

Income Tax Provision (Benefit)

The Company recorded a net income tax benefit of $14.2 million and $24.9 million for the three and nine months ended June 30, 2002, respectively. The Company recorded an income tax benefit of $2.1 million and expense of $9.3 million in the comparable prior year periods. The tax benefit in the current year is attributable to the current year loss. The prior year period tax provision is attributable to federal, state and foreign income taxes. Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

The Company has recorded a deferred tax asset and income tax receivable, included in prepaid expense and other current assets, of $111.5 million, which includes net deferred tax assets of $58.6 million, net of $45.3 million arising on purchase accounting relating to PRI which had previously been fully provided for by PRI. Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to expiration of loss carryforwards, which will expire at various dates through 2022. Although realization is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized. The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized. While current economic conditions, including a current quarter book loss, provide some evidence that the deferred tax assets may not be fully realized, the cyclical nature of the industry sector and recent historical experience of income provide objective positive evidence that the deferred tax assets are recoverable. The Company believes that its efforts to right-size the business in the fourth quarter of fiscal 2001 and the recent acquisitions and resulting cost saving efforts in the current fiscal year will be important factors in achieving future profitability. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced. The Company will, as part of its annual budgeting and forecasting process, reassess the recoverability of its net deferred tax assets in the fourth fiscal quarter. If current market conditions continue, it is reasonably possible that the Company will record a significant charged related to the realizability of the net deferred tax assets in the near future. The Company estimates that the significant net reversing temporary difference will be available for use through 2022. Additionally, other significant reversing temporary differences will be available for use through 2036. Therefore, the Company estimates that its annual future taxable income must average $14.1 million per year during the carryforward period to fully realize the benefit of the net deferred tax asset recorded at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash, cash equivalents and marketable securities aggregating $286.7 million. This amount was comprised of $138.7 million of cash and cash equivalents, $65.4 million of investments in short-term marketable securities and $82.6 million of investments in long-term marketable securities.

Cash and cash equivalents were $138.7 million at June 30, 2002, a decrease of $21.6 million from September 30, 2001. This decrease in cash and cash equivalents is primarily due to cash used in operations of $22.7 million, capital expenditures of $16.9 million and $10.1 million of payments for the Company’s recent acquisitions, net of cash acquired totaling $39.5 million, primarily from the PRI acquisition. These amounts are offset by net sales and maturities of marketable securities of $21.4 million.

Cash used in operations was $22.7 million for the nine months ended June 30, 2002, and is primarily attributable to the Company’s net loss of $46.7 million, adjusted by $24.5 million for depreciation and amortization, a decrease in accounts receivable of $17.1 million and an increase in accounts payable of $12.0 million, offset by a decrease in accrued expenses and other current liabilities of $19.7 million.

The Company’s days sales outstanding (“DSO”) was 103 for the three months ended June 30, 2002, compared to 107 for the same prior year period. The improvement is primarily attributable to the Company’s increased emphasis on collection efforts, including higher staffing levels for collections.

Cash used in investing activities was $5.0 million for the nine months ended June 30, 2002, and is principally comprised of $13.8 million of transaction costs related to the acquisition of PRI, $6.4 million for the acquisition of IAS, $12.4 million for the acquisition of the Zygo Group, $14.3 million for the acquisition of Tec-Sem, net of cash acquired, $2.5 million for other acquisitions, net of cash acquired, $16.9 million used for capital additions and $56.9 million invested in marketable securities. These expenditures were offset by the sale of $78.3 million of the Company’s investments in marketable securities and $39.3 million of cash acquired at PRI.

Cash provided by financing activities was $4.8 million, and is comprised of $5.2 million of cash from the exercise of options to purchase the Company’s common stock and sales through the Company’s employee stock purchase program, offset by $0.4 million for the payment of long-term debt.

In connection with the acquisition of the e-Diagnostics product business, the Company issued a $17.0 million one-year note payable to the selling stockholders. The note is payable in cash or common stock, or any combination thereof, at the Company’s discretion. The Company currently intends to settle this note in common stock; however, if the Company elects to settle all or a portion of the note in cash, up to $17.0 million will be required in the fourth quarter of fiscal 2002. Additional cash payments aggregating a maximum of $8.0 million over the next three years could be required for payment of consideration contingent upon meeting certain performance objectives, if the Company elected to settle any or all potential contingent payments in cash.

In connection with its acquisition of SimCon, the Company issued a note payable to the selling stockholders for $750,000, payable in one year. This note was settled on May 15, 2002, by the issuance of 21,645 shares of the Company’s common stock. No cash payment was required.

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

Interest on the notes will be paid on June 1 and December 1 of each year. The first interest payment was due on and paid on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of the Company’s common stock reaches certain prices. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company’s common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company’s senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

While the Company has no significant capital commitments, as it expands its product offerings, the Company anticipates that it will continue to make capital expenditures to support its business and improve its computer systems infrastructure. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company maintains a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. (“ABN AMRO”). ABN AMRO is not obligated to extend loans or issue letters of credit under this facility. At June 30, 2002, $1.1 million of the facility was in use, all of it for letters of credit. The Company’s contractual obligations and severance-related restructuring commitments consist of the following (in thousands):

		Less than	One to three	Four to five
	Total	one year	years	years	Thereafter

Contractual obligations

Operating leases	$76,095	$16,513	$22,190	$15,154	$22,238

Debt	192,649	17,031	618		175,000

Interest on convertible subordinated notes	49,874	8,312	16,625	16,625	8,312

Total contractual obligations	$318,618	$41,856	$39,433	$31,779	$205,550

Severance-related restructuring	$9,856	$9,856	$—	$—	$—

The table above does not include an accrual of $10.3 million related to the retirement benefit to be paid to the Company’s Chief Executive Officer under his current employment agreement. This amount is payable immediately upon his retirement; however, at this time, his retirement date is not determinable. His current employment agreement will expire on October 1, 2005.

For purposes of the table above, the Company has included facilities for which the Company has recorded restructuring accruals, since the restructure payments for facilities are comprised principally of operating lease payments on abandoned facilities.

The Company believes that its existing resources will be adequate to fund the Company’s currently planned working capital and capital expenditure requirements for at least the next twelve months. The cyclical nature of the semiconductor industry makes it very difficult for the Company to predict future liquidity requirements with certainty. In addition, the Company may experience unforeseen capital needs in connection with its recently completed acquisitions, including the acquisition of PRI. The sufficiency of the Company’s resources to fund its needs for capital is subject to known and unknown risks, uncertainties and other factors which may have a material adverse effect on the Company’s business, including, without limitation, the factors discussed under “Factors That May Affect Future Results.”

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective October 1, 2001. Accordingly, the Company has completed the transitional impairment testing as of the date of adoption. The Company will perform an annual impairment test of goodwill, required under FAS 142, as at the end of each fiscal year.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The Company will adopt this standard effective October 1, 2002. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We are required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of FAS 146. The effect-on-adoption of FAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

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

         In this Risk Factors section, references to “Brooks” refer to Brooks Automation, Inc. before its acquisition of PRI Automation, Inc., references to “PRI” refer to that company before its merger into Brooks, and references to “the Company” refer to the combined Brooks-PRI Automation, Inc. after the merger.

RISK FACTORS RELATING TO THE COMPANY’S INDUSTRY

THE CYCLICAL DEMAND OF SEMICONDUCTOR MANUFACTURERS AFFECTS THE COMPANY’S OPERATING RESULTS AND THE ONGOING DOWNTURN IN THE INDUSTRY COULD SERIOUSLY HARM THE COMPANY’S OPERATING RESULTS.

         The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers’ capital expenditures is dependent on the current and anticipated market demand for semiconductors. The semiconductor industry is highly cyclical and is currently experiencing a downturn. The downturn may continue during the next few quarters. Despite these industry conditions, the Company plans to continue to invest in those areas which the Company believes are important to its long-term growth, such as its infrastructure and information technology systems, customer support, supply chain management and new products. Consistent with its experience in past downturns, the current industry downturn has reduced the Company’s revenues and caused it to incur losses. There can be no guarantee of when this downturn will end or that the Company will return to profitability when the downturn does end.

INDUSTRY CONSOLIDATION AND OUTSOURCING OF THE MANUFACTURE OF SEMICONDUCTORS TO FOUNDRIES COULD REDUCE THE NUMBER OF AVAILABLE CUSTOMERS.

         The substantial expense of building or expanding a semiconductor fabrication facility is leading increasing numbers of semiconductor companies to contract with foundries, which manufacture semiconductors designed by others. As manufacturing is shifted to foundries, the number of the Company’s potential customers could decrease, which would increase its dependence on its remaining customers. Recently, consolidation within the semiconductor manufacturing industry has increased. If semiconductor manufacturing is consolidated into a small number of foundries and other large companies, the Company’s failure to win any significant bid to supply equipment to those customers could seriously harm its reputation and materially and adversely affect lts revenue and operating results.

THE COMPANY’S FUTURE OPERATIONS COULD BE HARMED IF THE COMMERCIAL ADOPTION OF 300MM WAFER TECHNOLOGY CONTINUES TO PROGRESS SLOWLY OR IS HALTED.

         The Company’s future operations depend in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly impair the Company’s operations. Moreover, continued delay in transition to 300mm technology could permit the Company’s competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm the Company’s results of operations.

         The merger of PRI into Brooks on May 14, 2002 does not reduce this risk. Manufacturers implementing factory automation in 300mm pilot projects typically seek to purchase systems from multiple vendors. Automated material handling systems are a major component of the former PRI’s business. To date, nearly all manufacturers with pilot projects have selected automated material handling systems made by competitors for these projects. Manufacturers’ awards to these competitors of orders for early stage 300mm fabs could make it more difficult for the Company to win orders from those manufacturers for their full-scale 300mm production facilities.

PRI’S DIFFICULTIES WITH PRODUCTION OF THE TURBOSTOCKER PRODUCT COULD ADVERSELY AFFECT THE COMPANY’S ABILITY TO COMPETE IN THE 300MM WAFER TECHNOLOGY MARKETPLACE.

         During fiscal 2000 and 2001, prior to its acquisition by Brooks, PRI encountered manufacturing and supply chain problems related to its TurboStocker product, which PRI had planned to begin manufacturing in high volume in response to increased customer demand at the time. These problems caused delays in shipments and in customer acceptance of these systems, and in some cases required repair or retrofit of TurboStockers already installed in the field. These manufacturing problems may have undermined potential 300mm customers’ confidence in PRI’s ability to manufacture and deliver complex factory automation systems in a timely manner and at acceptable quality levels. That loss of confidence could continue to adversely affect the competitive position of the Company in the market for that particular product and possibly also for other 300mm products.

RISK FACTORS RELATING TO THE COMPANY’S ACQUISITIONS

THE COMPANY’S BUSINESS COULD BE HARMED IF THE COMPANY FAILS TO ADEQUATELY INTEGRATE THE OPERATIONS OF THE BUSINESSES IT HAS ACQUIRED.

         Brooks recently merged with PRI and has completed a number of other acquisitions in a relatively short period of time. The Company’s management must devote substantial time and resources to the integration of the operations of its acquired businesses with its core business and its other acquired businesses. If the Company fails to accomplish this integration efficiently, the Company may not realize the anticipated benefits of its acquisitions. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of its acquired businesses, presents a significant challenge to the Company’s management. This is compounded by the challenge of simultaneously managing a larger entity. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of difficulties of integration, including:

–	assimilating products and designs into integrated solutions;

–	informing customers, suppliers and distributors of the effects of the acquisitions and integrating them into the Company’s overall operations;

–	integrating personnel with disparate business backgrounds and cultures;

–	defining and executing a comprehensive product strategy;

–	managing geographically remote units;

–	managing the risks of entering markets or types of businesses in which the Company has limited or no direct experience; and

–	minimizing the loss of key employees of the acquired businesses.

         If the Company delays the integration or fails to integrate an acquired business or experiences other unforeseen difficulties, the integration process may require a disproportionate amount of the Company’s management’s attention and financial and other resources. The Company’s failure to adequately address these difficulties could harm its business and financial results.

FAILURE OF THE MERGER OF PRI INTO BROOKS TO ACHIEVE POTENTIAL BENEFITS COULD HARM THE BUSINESS AND OPERATING RESULTS OF THE COMBINED COMPANY.

         Brooks acquired PRI in May 2002. This was a much larger acquisition than Brooks had ever completed before. As a result, all of the risks of acquisitions described in the previous risk factor are particularly acute. While the Company expects that the combination of the former Brooks and PRI businesses will result in potential benefits for the combined company, those benefits will not be achieved unless the combined company successfully integrates the two companies’ business and products in a timely manner. Integrating Brooks and PRI is a complex, time consuming and expensive process. While that process is actively underway, and we believe that it is presently progressing well, there can be no guarantee that significant problems will not yet occur in that process that have an adverse effect on the Company.

Further, we cannot assure you that the combined company will realize any of the anticipated benefits and synergies of the merger. Any one or all of the factors identified above or identified in “Risk Factors Relating to the Company’s Industry” and “Risk Factors Relating to the Company’s Operations,” identified below, could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate Brooks and PRI successfully will have a material adverse effect on the business, financial condition and results of operations of the combined company.

THE COMPANY’S BUSINESS MAY BE HARMED BY ACQUISITIONS THE COMPANY COMPLETES IN THE FUTURE.

         The Company plans to continue to pursue additional acquisitions of related businesses. The Company’s identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on the Company’s business, diversion of the Company’s management’s attention and risks associated with unanticipated problems or latent liabilities. If the Company is successful in pursuing future acquisitions, the Company may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect the Company’s results of operations and be dilutive to its stockholders. If the Company spends significant funds or incurs additional debt, the Company’s ability to obtain financing for working capital or other purposes could decline, and the Company may be more vulnerable to economic downturns and competitive pressures. The Company cannot guarantee that it will be able to finance additional acquisitions or that it will realize any anticipated benefits from acquisitions that it completes. Should the Company successfully acquire another business, the process of integrating acquired operations into the Company’s existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of the Company’s existing business.

RISK FACTORS RELATING TO THE COMPANY’S OPERATIONS

THE COMPANY’S SALES VOLUME SUBSTANTIALLY DEPENDS ON THE SALES VOLUME OF THE COMPANY’S ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND ON INVESTMENT IN MAJOR CAPITAL EXPANSION PROGRAMS BY END-USER SEMICONDUCTOR MANUFACTURING COMPANIES.

         The Company sells a majority of its tool automation products to original equipment manufacturers that incorporate the Company’s products into their equipment. Therefore, the Company’s revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. Approximately 56% of Brooks’ total revenue in its fiscal 2001 came from sales to original equipment manufacturers. Almost all of PRI’s revenue from its OEM Systems division, which accounted for approximately 39% of PRI’s total net revenue in fiscal 2001, came from sales to original equipment manufacturers. Approximately 30% of the pro forma combined revenues of Brooks and PRI for the three quarters ended June 30, 2002 came from sales to these customers.

         The Company also generates significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits. The Company’s revenues depend, in part, on continued capital investment by semiconductor manufacturing companies. Approximately 44% of Brooks’ total revenue in fiscal 2001 came from sales to semiconductor manufacturing companies. Almost all of PRI’s revenue from its Factory Systems and Software Systems divisions, which accounted for approximately 61% of PRI’s total net revenue in fiscal 2001 came from sales to semiconductor manufacturing companies. Approximately 70% of the pro forma combined revenues of Brooks and PRI for the three quarters ended June 30, 2002 came from sales to these customers.

DEMAND FOR THE COMPANY’S PRODUCTS FLUCTUATES RAPIDLY AND UNPREDICTABLY, WHICH MAKES IT DIFFICULT TO MANAGE ITS BUSINESS EFFICIENTLY AND CAN REDUCE ITS GROSS MARGINS AND PROFITABILITY.

         The Company’s expense levels are based in part on its expectations for future demand. Many expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The rapid and unpredictable shifts in demand for the Company’s products make it difficult to plan manufacturing capacity and business operations efficiently. If demand is significantly below expectations, the Company may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave the Company with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. For example, as a result of the current industry downturn, PRI before the merger recorded special charges in the second and fourth quarters of fiscal year 2001 in the aggregate amount of $9.7 million relating to inventory write-downs and costs associated with order cancellations. In addition to and as a result of the industry downturn, Brooks before the merger recorded special charges in the fourth quarter related to inventory writedowns and costs of $9.4 million for excess and obsolete inventories and $1.5 million for non-cancelable vendor purchase order obligations. The Company’s ability to reduce expenses is further constrained because it must continue to invest in research and development to maintain its competitive position and to maintain service and support for its existing global customer base. Conversely, in sudden upturns, the Company sometimes incurs significant expenses to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These expenses could reduce its gross margins and overall profitability. Any of these results could seriously harm the Company’s business.

THE COMPANY RELIES ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF ITS REVENUES AND BUSINESS.

         The Company receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect the Company’s revenue, business and reputation. Brooks’ sales to its ten largest customers accounted for approximately 39% of total revenues in the first quarter of fiscal 2002, 37% of total revenues in fiscal 2001, and 40% of total revenues in fiscal 2000. PRI’s sales to its top ten customers accounted for 61% of PRI’s total net revenue in fiscal 2001 and 54% in fiscal 2000. In fiscal 2001, sales to Intel accounted for 21% and sales to KLA-Tencor accounted for 11% of PRI’s total net revenue.

DELAYS IN OR CANCELLATION OF SHIPMENTS OR DELAYS IN CUSTOMER ACCEPTANCE OF A FEW OF THE COMPANY’S LARGE ORDERS COULD SUBSTANTIALLY DECREASE ITS REVENUES OR REDUCE ITS STOCK PRICE.

         Historically, a substantial portion of Brooks’ and PRI’s quarterly and annual revenues came from sales of a small number of large orders. Some of the Company’s products have high selling prices compared to the Company’s other products. As a result, the timing of when the Company recognizes revenue from one of these large orders can have a significant impact on its total revenues and operating results for a particular period because its sales in that fiscal period could fall significantly below the expectations of financial analysts and investors. This could cause the value of its common stock to fall. The Company’s operating results could be harmed if a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

THE COMPANY DOES NOT HAVE LONG-TERM CONTRACTS WITH ITS CUSTOMERS AND THE COMPANY’S CUSTOMERS MAY CEASE PURCHASING THE COMPANY’S PRODUCTS AT ANY TIME.

         The Company generally does not have long-term contracts with its customers. As a result, the Company’s agreements with its customers do not provide any assurance of future sales. Accordingly:

– the Company’s customers can cease purchasing its products at any time without penalty;

– the Company’s customers are free to purchase products from the Company’s competitors;

– the Company is exposed to competitive price pressure on each order; and

– the Company’s customers are not required to make minimum purchases.

THE COMPANY’S OPPORTUNITIES IN THE SYSTEMS INTEGRATION SERVICES BUSINESS HAS GROWN SIGNIFICANTLY RECENTLY AND POOR EXECUTION OF THOSE SERVICES COULD ADVERSELY IMPACT THE COMPANY’S OPERATING RESULTS.

         The number of projects the Company is pursuing for its systems integration services business has grown significantly recently. This business consists of integrating combinations of the Company software and hardware products to provide more comprehensive solutions for the Company’s end-user customers. The delivery of these services typically is complex, requiring that the Company coordinate personnel with varying technical backgrounds in performing substantial amounts of services in accordance with timetables. The Company is in the early stages of developing this business and it is subject to the risks attendant to entering a business in which it has limited direct experience. In addition, the Company’s ability to supply these services and increase its revenues is limited by its ability to retain, hire and train systems integration personnel. The Company believes that there is significant competition for personnel with the advanced skills and technical knowledge that it needs. Some of The Company’s competitors may have greater resources to hire personnel with those skills and knowledge. The Company’s operating margins could be adversely impacted if it does not effectively hire and train additional personnel or deliver systems integration services to its customers on a satisfactory and timely basis consistent with its budgets.

THE COMPANY’S LENGTHY SALES CYCLE REQUIRES IT TO INCUR SIGNIFICANT EXPENSES WITH NO ASSURANCE THAT IT WILL GENERATE REVENUE.

         The Company’s tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from its original equipment manufacturer customers, the Company must develop products for selection by a potential customer at the design stage. This often requires it to make significant expenditures without any assurance of success. The original equipment manufacturer’s design decisions often precede the generation of volume sales, if any, by a year or more. The Company cannot guarantee that the equipment manufactured by its original equipment manufacturing customers will be commercially successful. If the Company or its original equipment manufacturing customers fails to develop and introduce new products successfully and in a timely manner, the Company’s business and financial results will suffer.

         The Company also must complete successfully a costly evaluation and proposal process before it can achieve volume sales of its factory automation software and systems to customers. These undertakings are major decisions for most prospective customers and typically involve significant capital commitments and lengthy evaluation and approval processes. The Company cannot guarantee that it will continue to satisfy evaluations by its end-user customers.

THE COMPANY’S OPERATING RESULTS WOULD BE HARMED IF ONE OF ITS KEY SUPPLIERS FAILS TO DELIVER COMPONENTS FOR THE COMPANY’S PRODUCTS.

         The Company currently obtains many of its components on an as needed, purchase order basis. Generally, the Company does not have any long-term supply contracts with its vendors and believes many of its vendors have been taking cost containment measures in response to the industry downturn. When demand for semiconductor manufacturing equipment increases, the Company’s suppliers face significant challenges in delivering components on a timely basis. The Company’s inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions in product shipments. This could create customer dissatisfaction, cause lost revenue and otherwise materially and adversely affect the Company’s operating results. Delays on the Company’s part could also cause it to incur contractual penalties for late delivery.

AS A RESULT OF THE ACQUISITION OF PRI, THE COMPANY IS BECOMING INCREASINGLY DEPENDENT ON SUBCONTRACTORS AND ONE OR A FEW SUPPLIERS FOR SOME COMPONENTS AND MANUFACTURING PROCESSES.

         For some products, or components or specialized processes that PRI used in its products, PRI depended on subcontractors or had available only one or a few suppliers. For example, its TurboStocker, AeroLoader, AeroTrak and Guardian products each include components and assemblies for which PRI had qualified, or for which there existed, only one supplier or a small number of suppliers. As a result of the acquisition of PRI, the Company is dependent on these limited suppliers. In general, the Company does not have long-term agreements with these suppliers, or agreements that obligate them to supply all of the Company’s requirements for such components or assemblies. Also, the Company relies on Shinsung Engineering Co. Ltd. to manufacture its TurboStocker product for delivery in the Asian market and to provide related customer support. The Company has a Master Engineering Services Agreement with Shinsung, which provides the general terms and conditions under which the Company may from time to time request that Shinsung perform engineering projects for the Company. The scope of each project and the related price and other terms are defined in separate statements of work to be agreed upon by the Company and

Shinsung. The agreement provides that all intellectual property created by Shinsung in the course of any such project will belong to the Company. the Company also has a Master Manufacturing Services Agreement with Shinsung, which provides the general terms and conditions under which the Company may from time to time request that Shinsung manufacture products for the Company. The specifications for any products to be manufactured, and related price and other terms, are to be defined in one or more separate purchase orders to be issued by the Company to Shinsung. These agreements with Shinsung are non-exclusive, contain customary provisions entitling either party to terminate the agreement in the event of a material breach of the agreement by, or the insolvency of, the other party, and also may be terminated by the Company at any time for its convenience. The agreements both expire in October 2004. The Company’s reliance on subcontractors gives the Company less control over the manufacturing process and exposes it to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. The Company intends to outsource additional aspects of its manufacturing operations to subcontractors and suppliers. The Company could experience disruption in obtaining products or needed components and may be unable to develop alternatives in a timely manner. If the Company is unable to obtain adequate deliveries of products or components for an extended period of time, it may have to pay more for inventory, parts and other supplies, seek alternative sources of supply or delay shipping products to its customers. These outcomes could damage the Company’s relationships with customers. Any such increased costs, delays in shipping or damage to customer relationships could seriously harm the Company’s business.

         The Company’s dependence on third-party suppliers could harm its ability to negotiate the terms of its future business relationships with these parties, and the Company may be unable to replace any of them on terms favorable to it. In addition, outsourcing the Company’s manufacturing to third parties may require the Company to share its proprietary information with these suppliers. Although the Company enters into confidentiality agreements with these third parties, these agreements may not adequately protect the Company’s proprietary information.

THE COMPANY MAY EXPERIENCE DELAYS AND TECHNICAL DIFFICULTIES IN NEW PRODUCT INTRODUCTIONS AND MANUFACTURING, WHICH CAN ADVERSELY AFFECT ITS REVENUES, GROSS MARGINS AND NET INCOME.

         Because the Company’s systems are complex, there can be a significant lag between the time, it introduces a system and the time it begins to produce that system in volume. As technology in the semiconductor industry becomes more sophisticated, the Company is finding it increasingly difficult to design and integrate complex technologies into its systems, to procure adequate supplies of specialized components, to train its technical and manufacturing personnel and to make timely transitions to high-volume manufacturing. Many customers also require customized systems, which compound these difficulties. The Company sometimes incurs substantial unanticipated costs to ensure that its new products function properly and reliably early in their life cycle. These costs could include greater than expected installation and support costs or increased materials costs as a result of expedited changes. The Company may not be able to pass these costs on to its customers. In addition, the Company has experienced, and may continue to experience, difficulties in both low and high volume manufacturing. Any of these results could seriously harm the Company’s business.

         For example, beginning late in the third quarter of fiscal 2000, PRI encountered manufacturing and supply chain problems relating to its TurboStocker product, which PRI had planned to begin manufacturing in high volume in response to increased customer demand at that time. These problems delayed shipments and customer acceptance, which caused PRI’s revenues for fiscal 2000 and 2001 to be lower than expected and also contributed to its net losses for these periods. From the time since PRI discovered these problems through the end of fiscal 2001 it incurred expenditures of $15.4 million to address them, consisting of approximately $3.4 million for associated engineering costs, $5.7 million of additional warranty costs, and $6.3 million to repair or retrofit TurboStockers already installed in the field where necessary. These costs also contributed to PRI’s losses for these periods. Of these costs, the $6.3 million reserve for repairs and retrofits was recorded as a special charge in the fourth quarter of PRI’s fiscal year 2001. The balance of the costs were recorded in PRI’s results of operations during the period beginning with the fourth quarter of its fiscal year 2000 and ending with the last quarter of its fiscal year 2001. PRI also consolidated its TurboStocker manufacturing operations into a single location, upgraded its enterprise resource planning system and outsourced additional manufacturing of components and subassemblies. PRI’s and the Company’s efforts to date may be insufficient to resolve the manufacturing problems with the TurboStocker, and the Company may encounter similar difficulties and delays in the future.

         Moreover, on occasion the Company has failed to meet its customers’ delivery or performance criteria, and as a result the Company has deferred revenue recognition, incurred late delivery penalties and had higher warranty and service costs. These failures could continue and could also cause the Company to lose business from those customers and suffer long-term damage to its reputation.

THE COMPANY MAY BE UNABLE TO RECRUIT AND RETAIN NECESSARY PERSONNEL BECAUSE OF INTENSE COMPETITION FOR HIGHLY SKILLED PERSONNEL.

         The Company needs to retain a substantial number of employees with technical backgrounds for its hardware and software engineering, manufacturing, sales and support staffs. The market for these employees is intensely competitive, and the Company has occasionally experienced delays in hiring qualified personnel. Due to the cyclical nature of the demand for its products and the current downturn in the semiconductor market, the Company recently reduced its workforce as a cost reduction measure. If the semiconductor market experiences an upturn, the Company may need to rebuild its workforce. Due to the competitive nature of the labor markets in which the Company operates, this type of employment cycle increases the risk of being unable to retain and recruit key personnel. The Company’s inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect its ability to develop, manufacture, install and support its products and may result in lost revenue and market share if customers seek alternative solutions.

THE COMPANY’S INTERNATIONAL BUSINESS OPERATIONS EXPOSE IT TO A NUMBER OF DIFFICULTIES IN COORDINATING ITS ACTIVITIES ABROAD AND IN DEALING WITH MULTIPLE REGULATORY ENVIRONMENTS.

         Sales to customers outside North America accounted for approximately 50% of Brooks’ total revenues fiscal 2001, 48% in fiscal 2000, and 43% in fiscal 1999. Sales to customers outside the United States accounted for approximately 38% of PRI’s total revenues in fiscal 2000 and 33% in fiscal 1999. Sales to customers outside North America accounted for 41% of Brooks’ and PRI’s pro forma total combined revenues for the first three quarters of fiscal 2002. The Company anticipates that international sales will continue to account for a significant portion of its revenues. Many of the Company’s vendors are located in foreign countries. As a result of its international business operations, the Company is subject to various risks, including:

– difficulties in staffing and managing operations in multiple locations in many countries;

– difficulties in managing distributors, representatives and third party systems integrators;

– challenges presented by collecting trade accounts receivable in foreign jurisdictions;

– longer sales-cycles;

– possible adverse tax consequences;

– fewer legal protections for intellectual property;

– governmental currency controls and restrictions on repatriation of earnings;

– changes in various regulatory requirements;

– political and economic changes and disruptions; and

– export/import controls and tariff regulations.

         To support its international customers, the Company maintains locations in several countries, including Belgium, Canada, China, France, Germany, Israel, Japan, Malaysia, Singapore, South Korea, Switzerland, Taiwan and the United Kingdom. The Company cannot guarantee that it will be able to manage these operations effectively. Nor can it guarantee that its investment in these international operations will enable it to compete successfully in international markets or to meet the service and support needs of its customers, some of whom are located in countries where the Company has no infrastructure.

         Although the Company’s international sales are primarily denominated in U.S. dollars, changes in currency exchange rates can make it more difficult for it to compete with foreign manufacturers on price. If the Company’s international sales increase relative to its total revenues, these factors could have a more pronounced effect on the Company’s operating results.

THE COMPANY MUST CONTINUALLY IMPROVE ITS TECHNOLOGY TO REMAIN COMPETITIVE.

         The Company believes its success depends in part upon its ability to enhance its existing products and to develop and market new products to meet customer needs, even in industry downturns. For example, as the semiconductor industry transitions from 200mm manufacturing technology to 300mm technology, the Company believes it is important to its future success to develop and sell new products that are compatible with 300mm technology. If competitors introduce new technologies or new products, the Company’s sales could decline and its existing products could lose market acceptance. The Company cannot guarantee that it will identify and adjust to changing market conditions or succeed in introducing commercially rewarding products or product enhancements. The success of the Company’s product development and introduction depends on a number of factors, including:

– accurately identifying and defining new market opportunities and products;

– completing and introducing new product designs in a timely manner;

– market acceptance of the Company’s products and its customers’ products;

– timely and efficient software development, testing and process;

– timely and efficient implementation of manufacturing and assembly processes;

– product performance in the field;

– development of a comprehensive, integrated product strategy; and

– efficient implementation and installation and technical support services.

         Because the Company must commit resources to product development well in advance of sales, its product development decisions must anticipate technological advances by leading semiconductor manufacturers. The Company may not succeed in that effort. Its inability to select, develop, manufacture and market new products or enhance its existing products could cause it to lose its competitive position and could seriously harm its business.

THE COMPANY FACES SIGNIFICANT COMPETITION WHICH COULD RESULT IN DECREASED DEMAND FOR THE COMPANY’S PRODUCTS OR SERVICES.

         The markets for the Company’s products are intensely competitive. The Company may be unable to compete successfully.

         The Company believes the primary competitive factors in the equipment automation group’s products are throughput, reliability, contamination control, accuracy and price/performance. The Company believes that its primary competition in the tool automation and control products is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from an independent supplier like the Company. Many of these original equipment manufacturers have substantially greater resources than the Company does. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. The Company may not be successful in selling its products to original equipment manufacturers that internally satisfy their wafer or substrate handling needs, regardless of the performance or the price of the Company products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become the Company’s competitors.

         The Company’s factory automation systems products compete with Daifuku, Murata Machinery, Shinko Electric and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The primary competitive factors in the market are quality, robustness and performance, price, ease of integration, vendor reputation, financial stability, support and on-time delivery. In addition, the Company believes that the primary competitive factors in the factory interface products are technical and technological capabilities, reliability, price/performance, ease of integration and global sales and support capability. In this market, the Company competes directly with Asyst, Rorze, Fortrend, Newport, TDK, Yasakawa and Hirata. Some of these competitors have substantial financial resources and extensive engineering, manufacturing and marketing capabilities.

         The Company believes that the primary competitive factors in the end-user semiconductor manufacturer market for factory automation software and process control solutions are product functionality, price/performance, ease of use, ease of integration and installation, hardware and software platform compatibility, costs to support and maintain, vendor reputation and financial stability. The relative importance of these competitive factors may change over time. The Company directly competes in this market with various competitors, including Applied Materials-Consilium, IBM, Si-view, Compaq, TRW, Camstar and numerous small, independent software companies. The Company also competes with the in-house software staffs of semiconductor manufacturers like NEC, Texas Instruments and Intel. Most of those manufacturers have substantially greater resources than the Company does.

THE COMPANY’S RECENT RAPID GROWTH IS STRAINING ITS OPERATIONS AND REQUIRING IT TO INCUR COSTS TO UPGRADE ITS INFRASTRUCTURE.

         During fiscal 2000 and 2001, Brooks experienced extremely rapid growth in its operations, its product offerings and the geographic area of its operations. The merger with PRI continued this trend. The Company’s growth has placed a significant strain on its management, operations and financial systems. The Company’s future operating results will depend in part on its ability to continue to implement and improve its operating and financial controls and management information systems. If the Company fails to manage its growth effectively, its financial condition, results of operations and business could be harmed.

MUCH OF THE COMPANY’S SUCCESS AND VALUE LIES IN ITS OWNERSHIP AND USE OF INTELLECTUAL PROPERTY, AND THE COMPANY’S FAILURE TO PROTECT THAT PROPERTY COULD ADVERSELY AFFECT ITS FUTURE OPERATIONS.

         The Company’s ability to compete is heavily affected by its ability to protect its intellectual property. The Company relies primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect its intellectual property. The steps the Company has taken to protect its technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. The Company’s patents could be invalidated or circumvented. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not fully protect the Company’s products. This may make the possibility of piracy of the Company’s technology and products more likely. The Company cannot guarantee that the steps the Company has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology. Other companies could independently develop similar or superior technology without violating the Company’s proprietary rights. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. The Company may engage in litigation to:

– enforce its patents;

– protect its trade secrets or know-how;

– defend itself against claims alleging it infringes the rights of others; or

– determine the scope and validity of the patents or intellectual property rights of others.

         Any litigation could result in substantial cost to the Company and divert the attention of the Company’s management, which could harm its operating results and its future operations.

THE COMPANY’S OPERATIONS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         Particular aspects of the Company’s technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to the Company’s business. The Company cannot predict the extent to which it may be required to seek licenses or alter its products so that they no longer infringe the rights of others. The Company cannot guarantee that the terms of any licenses it may be required to seek will be reasonable. Similarly, changing the Company’s products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of its products. A party making a claim of infringement could secure a judgment against the Company that requires it to pay substantial damages. A judgment could also include an injunction or other court order that could prevent the Company from selling its products. Any claim of infringement by a third party also could cause the Company to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of the Company’s management. Any of these events could seriously harm the Company’s business.

THE COMPANY’S BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF GENERAL SIGNAL OR APPLIED MATERIALS.

         Brooks received notice from General Signal Corporation alleging certain of Brooks’ tool automation products that the Company sells to semiconductor process tool manufacturers infringed General Signal’s patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against Brooks and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by the Company, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents. The Company cannot guarantee that it would prevail in any litigation by Applied Materials seeking damages or expenses from it or to enjoin it from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to the Company on reasonable terms, if at all. A substantial portion of Brooks’ revenues for fiscal 2001 derived from the products that are alleged to infringe.

THE COMPANY’S BUSINESS MAY BE HARMED BY INFRINGEMENT CLAIMS OF ASYST TECHNOLOGIES, INC.

         Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, claiming that products of the defendants, including IridNet, infringe Asyst’s patents. This ongoing litigation may ultimately affect certain products sold by the Company. The Company has received notice that Asyst may amend its complaint to name the Company as an additional defendant. Based on the Company’s investigation of Asyst’s allegations, it does not believe it is infringing any claims of Asyst’s patents. The Company intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in prosecuting its case, Asyst may seek to prohibit the Company from developing, marketing and using the IridNet product without a license. Because patent litigation can be extremely expensive, time-consuming, and its outcome uncertain, the Company may seek to obtain licenses to the disputed patents. The Company cannot guarantee that licenses will be available to it on reasonable terms, if at all. If a license from Asyst is not available, the Company could be forced to incur substantial costs to reengineer the IridNet system, which could diminish its value. In any case, the Company may face litigation with Asyst. Such litigation could be costly and would divert the Company management’s attention and resources. In addition, even though sales of IridNet comprise a small percentage of the Company’s revenues, if the Company does not prevail in such litigation, the Company could be forced to pay significant damages or amounts in settlement. Jenoptik has indemnified the Company for losses the Company may incur in this action.

THE COMPANY’S SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUE, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

         Complex software products like the Company’s can contain errors or defects, particularly when the Company first introduces new products or when it releases new versions or enhancements. Any defects or errors could result in lost revenue or a delay in market acceptance, which would seriously harm the Company’s business and operating results. The Company has occasionally discovered software errors in its new software products and new releases after their introduction, and the Company expects that this will continue. Despite internal testing and testing by current and potential customers, the Company’s current and future products may contain serious defects.

         Because many of the Company’s customers use their products for business-critical applications, any errors, defects or other performance problems could result in financial or other damage to the Company’s customers and could significantly impair their operations. The Company’s customers could seek to recover damages from the Company for losses related to any of these issues. A product liability claim brought against the Company, even if not successful, would likely be time-consuming and costly to defend and could adversely affect the Company’s marketing efforts.

RISK FACTORS RELATING TO THE COMPANY COMMON STOCK

THE COMPANY’S OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, WHICH COULD NEGATIVELY IMPACT ITS BUSINESS AND ITS STOCK PRICE.

         The Company’s revenues, margins and other operating results can fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

– the level of demand for semiconductors in general;

– cycles in the market for semiconductor manufacturing equipment and automation software;

– the timing, rescheduling, cancellation and size of orders from the Company’s customer base;

– the Company’s ability to manufacture, test and deliver products in a timely and cost-effective manner;

– the Company’s success in winning competitions for orders;

– the timing of the Company’s new product announcements and releases and those of its competitors;

– the mix of products it sells;

– the timing of any acquisitions and related costs;

– competitive pricing pressures; and

– the level of automation required in fab extensions, upgrades and new facilities.

         Brooks entered the factory automation software business in fiscal 1999. A portion of the Company’s revenues from this business depends on achieving project milestones. As a result, the Company’s revenue from this business is subject to fluctuations depending upon a number of factors, including the Company’s ability to achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

THE COMPANY’S STOCK PRICE IS VOLATILE.

         The market price of the Company common stock has fluctuated widely. For example, between April 4, 2001 and April 30, 2001, the closing price of Brooks common stock rose from approximately $35.45 to $62.61 per share and between August 28, 2001 and September 28, 2001, the price of the Brooks common stock dropped from approximately $48.15 to $26.59 per share. Consequently, the current market price of the Company common stock may not be indicative of future market prices, and Brooks may be unable to sustain or increase the value of an investment in its common stock. Factors affecting the Company’s stock price may include:

– variations in operating results from quarter to quarter;

– changes in earnings estimates by analysts or the Company’s failure to meet analysts’ expectations;

– changes in the market price per share of the Company’s public company customers;

– market conditions in the industry;

– general economic conditions;

– low trading volume of the Company common stock; and

– the number of firms making a market in the Company common stock.

         In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like the Company. These market fluctuations could adversely affect the market price of the Company common stock.

BECAUSE A LIMITED NUMBER OF STOCKHOLDERS, INCLUDING A MEMBER OF THE COMPANY’S MANAGEMENT TEAM, OWNS A SUBSTANTIAL NUMBER OF SHARES OF THE COMPANY COMMON STOCK AND ARE PARTIES TO A VOTING AGREEMENT, THEIR DECISIONS MAY BE DETRIMENTAL TO YOUR INTERESTS.

         By virtue of their stock ownership and voting agreement, Robert J. Therrien, the Company’s president and chief executive officer, and Jenoptik AG have the power to significantly influence the Company’s affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of the Company’s directors, amendments to the Company’s certificate of incorporation, mergers, sales of assets and other acquisitions or sales. These stockholders may exercise their influence over the Company in a manner detrimental to your interests. As of June 30, 2002, Mr. Therrien and M+W Zander Holding GmbH, a subsidiary of Jenoptik AG, beneficially owned approximately 5.7% of the Company common stock.

         The Company has a stockholders agreement with Mr. Therrien, M+W Zander Holding GmbH and Jenoptik AG under which M+W Zander Holding GmbH agreed to vote all of its shares on all matters in accordance with the recommendation of a majority of the Company’s board of directors.

PROVISIONS OF THE COMPANY’S CERTIFICATE OF INCORPORATION, BYLAWS, CONTRACTS AND 4.75% CONVERTIBLE SUBORDINATED NOTES DUE 2008 MAY DISCOURAGE TAKEOVER OFFERS AND MAY LIMIT THE PRICE INVESTORS WOULD BE WILLING TO PAY FOR THE COMPANY’S COMMON STOCK.

         The Company’s certificate of incorporation and bylaws contain provisions that may make an acquisition of the Company more difficult and discourage changes in the Company’s management. These provisions could limit the price that investors might be willing to pay for shares of the Company’s common stock. In addition, the Company has adopted a shareholder rights plan. In many potential takeover situations, rights issued under the plan become exercisable to purchase the Company common stock at a price substantially discounted from the then applicable market price of the Company common stock. Because of its possible dilutive effect to a potential acquirer, the rights plan would generally discourage third parties from proposing a merger with or initiating a tender offer for the Company that is not approved by the Company’s board of directors. Accordingly, the rights plan could have an adverse impact on the Company’s stockholders who might want to vote in favor of a merger or participate in a tender offer. In addition, the Company may issue shares of preferred stock upon terms the board of directors deems appropriate without stockholder approval. The Company’s ability to issue preferred stock in such a manner could enable its board of directors to prevent changes in its management or control. Finally, upon a change of control of the Company, the Company may be required to repurchase convertible subordinated notes at a price equal to 100% of the principal outstanding amount thereof, plus accrued and unpaid interest, if any, to the date of the repurchase. Such a repurchase of the notes would represent a substantial cash outflow; accordingly, the repayment of the notes upon a change of control of the Company could discourage third parties from proposing a merger with, initiating a tender offer for or otherwise attempting to gain control of the Company.

BROOKS-PRI AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 5. Other Information

(in thousands, except per share data)

	Nine months ended June 30,		Year ended September 30,

	2002(1)	2001 (2)	2001 (2)	2000(3)	1999(4)	1998	1997

Revenues (5)	$201,068	$320,192	$381,716	$337,184	$122,957	$123,459	$133,827

Gross profit	$66,364	$144,553	$152,384	$160,725	$55,152	$37,280	$56,739

Income (loss) from operations	$(72,755)	$5,166	$(43,904)	$20,084	$(11,822)	$(29,190)	$(1,362)

Income (loss) before income taxes and minority interests	$(71,712)	$12,497	$(36,523)	$28,444	$(10,448)	$(27,917)	$(2,857)

Net income (loss)	$(46,658)	$3,441	$(29,660)	$15,109	$(9,534)	$(23,268)	$(3,324)

Accretion and dividends on preferred stock	$—	$90	$90	$120	$774	$1,540	$1,125

Net income (loss) attributable to common stockholders	$(46,658)	$3,351	$(29,750)	$14,989	$(10,308)	$(24,808)	$(4,449)

Diluted earnings (loss) per share	$(2.08)	$0.18	$(1.65)	$0.88	$(0.89)	$(2.32)	$(0.54)

Shares used in computing diluted earnings (loss) per share	22,448	18,898	18,015	17,192	11,542	10,687	8,230

FAS 142 Reconciliation (a)

Reported net income (loss) available to common stockholders	$(46,658)	$3,351	$(29,750)	$14,989	$(10,308)

Goodwill amortization	—	16,127	21,217	14,423	565

Assembled workforce amortization	—	1,470	2,545	1,470	—

Adjusted net income (loss) available to common stockholders	$(46,658)	$20,948	$(5,988)	$30,882	$(9,743)

Earnings (loss) per share

Basic

Reported earnings (loss) per share	$(2.08)	$0.19	$(1.65)	$0.96	$(0.89)

Goodwill amortization	—	0.91	1.18	0.92	0.05

Assembled workforce amortization	—	0.08	0.14	0.09	—

Adjusted basic earnings (loss) per share	$(2.08)	$1.18	$(0.33)	$1.97	$(0.84)

Diluted

Reported diluted earnings (loss) per share	$(2.08)	$0.18	$(1.65)	$0.88	$(0.89)

Goodwill amortization	—	0.85	1.18	0.84	0.05

Assembled workforce amortization	—	0.08	0.14	0.09	—

Adjusted diluted earnings (loss) per share	$(2.08)	$1.11	$(0.33)	$1.81	$(0.84)

Shares used in computing earnings (loss) per share

Basic	22,448	17,739	18,015	15,661	11,542

Diluted	22,448	18,898	18,015	17,192	11,542

	As of June 30,		As of September 30,

	2002	2001	2001	2000	1999	1998	1997

Total assets	$1,362,780	$740,927	$709,704	$519,786	$197,300	$160,143	$181,967

Working capital	$318,800	$325,294	$282,163	$306,836	$106,803	$105,210	$120,067

Notes payable and revolving credit facilities	$17,000	$17,262	$17,122	$16,350	$6,183	$4,717	$4,070

Current portion of long-term debt and capital lease obligations	$31	$478	$392	$524	$544	$523	$1,379

Convertible subordinated notes	$175,000	$175,000	$175,000	$—	$—	$—	$—

Long-term debt and capital lease obligations (less current portion) and senior subordinated note	$618	$85	$31	$332	$6,732	$9,118	$6,264

Convertible redeemable preferred stock	$—	$2,661	$—	$2,601	$2,481	$5,923	$15,270

Members’ capital	$—	$—	$—	$—	$930	$1,134	$195

Stockholders’ equity	$938,106	$447,702	$424,169	$415,284	$137,913	$115,794	$127,722

(a)	On October 1, 2001, the Company implemented the provisions of FAS 142, “Goodwill and Other Intangibles”. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company was required to complete the first step of the transitional impairment testing of goodwill required under the provisions of FAS 142 by March 31, 2002. The Company determined that there is no impairment as of October 1, 2001. The adjusted earnings (loss) attributable to common stockholders and basic and diluted earnings (loss) per share illustrates the impact of implementation of FAS 142 as if its provisions had been implemented on October 1, 1998.

(1)	Amounts include the results of operations of General Precision, Inc. (acquired October 5, 2001), Tec-Sem A.G. (acquired October 9, 2001), Zygo Corporation Automation Systems Group (acquired December 13, 2001), FabAir Control (acquired December 15, 2001), Intelligent Automation Systems, Inc. and IAS Products, Inc. (acquired February 15, 2002) and PRI Automation, Inc. (acquired May 14, 2002) for the periods subsequent to their respective acquisitions.

(2)	Amounts include the results of operations of ASI-Japan (acquired December 13, 2000), SEMY Engineering, Inc. (acquired February 16, 2001), SimCon N.V. (acquired May 15, 2001), CCS Technology, Inc. (acquired June 25, 2001) and the KLA e-Diagnostics product line infrastructure (acquired June 26, 2001) for the periods subsequent to their respective acquisitions.

(3)	Amounts include results of operations of the Infab Division of Jenoptik AG (acquired September 30, 1999), Auto-Soft Corporation and AutoSimulations, Inc. (acquired January 6, 2000) and MiTeX Solutions (acquired June 23, 2000) for the periods subsequent to their respective acquisitions.

(4)	Amounts include the results of operations of Domain Manufacturing Corporation (acquired June 30, 1999) and Hanyon Technology, Inc. (acquired April 21, 1999) for the periods subsequent to their respective acquisitions.

(5)	Includes revenues from related parties of $0.6 million, $13.9 million, $14.0 million, $36.9 million, $15.3 million, $15.9 million and $19.1 million in the nine months ended June 30, 2002 and 2001 and the years ended September 30, 2001, 2000, 1999, 1998 and 1997, respectively.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

Exhibit No.	Description

None

(b)	The following reports on Form 8-K were filed during the quarterly period ended March 31, 2002:

(1)	Current Report on Form 8-K/A, Amendment No. 2 to Form 8-K, filed on April 4, 2002, filed on March 1, 2002, relating to the Company’s acquisition of General Precision, Inc.

(i)	The following audited financial statements of General Precision, Inc. were filed with the Form 8-K/A:

-	Report of Independent Accountants

-	Balance Sheets as of June 30, 2001 and December 31, 2000

-	Statements of Operations for the six months ended June 30, 2001 and the year ended December 31, 2000

-	Statements of Shareholder’s Equity for the six months ended June 30, 2001 and the year ended December 31, 2000

-	Statements of Cash Flows for the six months ended June 30, 2001 and the year ended December 31, 2000

(ii)	The following unaudited pro forma financial information giving effect to the acquisition of General Precision, Inc. as if the transaction had occurred on September 30, 2001 for purposes of the balance sheet and October 1, 1999 for purposes of the statement of operations was filed with the Form 8-K/A:

-	Pro Forma Combined Condensed Balance Sheet as of September 30, 2001

-	Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2000

-	Notes to Pro Forma Combined Condensed Financial Statements

(2)	Current Report on Form 8-K, filed on May 15, 2002, relating to the Company’s acquisition of PRI Automation, Inc.

(i)	The following unaudited financial statements of PRI Automation, Inc. were filed with the Form 8-K:

-	Condensed Consolidated Balance Sheets as of December 30, 2001 and September 30, 2001

-	Condensed Consolidated Statements of Operations for the three months ended December 30, 2001 and December 31, 2000

-	Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2001 and December 31, 2000

-	Notes to Unaudited Condensed Consolidated Financial Statements

(ii)	The following audited financial statements of PRI Automation, Inc. were filed with the Form 8-K:

-	Report of Independent Accountants

-	Consolidated Balance Sheets as of September 30, 2001 and 2000

-	Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

-	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2001, 2000 and 1999

-	Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

-	Notes to Audited Consolidated Financial Statements

(iii)	The following unaudited pro forma financial information giving effect to the acquisition of PRI Automation, Inc. as if the transaction had occurred on December 31, 2001 for purposes of the balance sheet and October 1, 2000 for purposes of the statements of operations was filed with the Form 8-K:

-	Pro Forma Combined Condensed Balance Sheet as of December 31, 2001

-	Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2001

-	Pro Forma Combined Condensed Statement of Operations for the three months ended December 31, 2001

-	Notes to Unaudited Pro Forma Combined Condensed Financial Statements

(3)	Current Report on Form 8-K/A, Amendment No. 1 to Form 8-K, filed on May 15, 2002, relating to the Company’s acquisition of PRI Automation, Inc.

(i)	The following unaudited financial statements of PRI Automation, Inc. were filed with the Form 8-K/A:

-	Condensed Consolidated Balance Sheets as of December 30, 2001 and September 30, 2001

-	Condensed Consolidated Statements of Operations for the three months ended December 30, 2001 and December 31, 2000

-	Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2001 and December 31, 2000

-	Notes to Unaudited Condensed Consolidated Financial Statements

(ii)	The following audited financial statements of PRI Automation, Inc. were filed with the Form 8-K/A:

-	Report of Independent Accountants

-	Consolidated Balance Sheets as of September 30, 2001 and 2000

-	Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

-	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2001, 2000 and 1999

-	Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

-	Notes to Audited Consolidated Financial Statements

(iii)	The following unaudited pro forma financial information giving effect to the acquisition of PRI Automation, Inc. as if the transaction had occurred on December 31, 2001 for purposes of the balance sheet and October 1, 2000 for purposes of the statements of operations was filed with the Form 8-K/A:

-	Pro Forma Combined Condensed Balance Sheet as of December 31, 2001

-	Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2001

-	Pro Forma Combined Condensed Statement of Operations for the three months ended December 31, 2001

-	Notes to Unaudited Pro Forma Combined Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS-PRI AUTOMATION, INC.

DATE: August 14, 2002	By: /s/ Robert J. Therrien

Robert J. Therrien

Director and President

(Principal Executive Officer)

DATE: August 14, 2002	By: /s/ Ellen B. Richstone

Ellen B. Richstone

Senior Vice President of Finance and

Administration and Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

None