Form 10-Q/A
period 2001-12-31
BROOKS-PRI AUTOMATION INC
filed 2002-08-15
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

Amendment No. 2 to Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25434

Brooks Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3040660 (I.R.S. Employer Identification No.)
15 Elizabeth Drive Chelmsford, Massachusetts (Address of principal executive offices)	01824 (Zip Code)

Registrant’s telephone number, including area code:

(978) 262-2400

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑       No ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date (December 31, 2001):

                              Common stock, $0.01 par value                               19,952,621 shares

EXPLANATORY NOTE

      This Amendment No. 2 to Form 10-Q amends the Registrant’s quarterly report on Form 10-Q/A for the quarter ended December 31, 2001 as filed on February 14, 2002 and is being filed to reflect the restatement of the Registrant’s consolidated financial statements for that period. The reasons for and effects of this restatement are presented in Note 1 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the February 14, 2002 filing on Form 10-Q/A is amended by this Amendment No. 2 to Form 10-Q. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

BROOKS AUTOMATION, INC.

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	2
	Consolidated Balance Sheets as of December 31, 2001 (unaudited) and September 30, 2001	2
	Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	37
Signatures		38

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2001

	(Restated)
	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$130,151	$160,239
Marketable securities	40,013	43,593
Accounts receivable, net, including related party receivables of $54 and $32, respectively	82,664	93,565
Inventories	54,450	49,295
Prepaid expenses and other current assets	12,460	9,836
Deferred income taxes	25,679	26,608

Total current assets	345,417	383,136
Property, plant and equipment
Buildings and land	31,910	31,910
Computer equipment and software	38,593	38,497
Machinery and equipment	17,552	17,349
Furniture and fixtures	11,391	11,240
Leasehold improvements	11,062	10,069
Construction in progress	14,508	11,026

	125,016	120,091
Less: Accumulated depreciation and amortization	(55,528)	(53,632)

	69,488	66,459
Long-term marketable securities	132,474	125,887
Goodwill	86,665	60,128
Intangible assets, net	55,760	40,788
Deferred income taxes	21,167	19,280
Other assets	16,156	14,026

Total assets	$727,127	$709,704

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$19,249	$17,122
Current portion of long-term debt	79	392
Accounts payable	15,018	18,595
Deferred revenue	13,411	15,507
Accrued compensation and benefits	16,036	12,835
Accrued acquisition-related and restructuring costs	2,530	3,702
Accrued income taxes payable	6,884	7,691
Deferred income taxes	514	423
Accrued expenses and other current liabilities	28,540	24,706

Total current liabilities	102,261	100,973
Long-term debt	175,564	175,031
Deferred income taxes	5,536	6,546
Accrued long-term restructuring	1,426	1,559
Other long-term liabilities	772	664

Total liabilities	285,559	284,773

Commitments and contingencies (Note 10)
Minority interests	705	762

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 43,000,000 shares authorized, 19,952,621 and 18,903,165 shares issued and outstanding, respectively	200	189
Additional paid-in capital	503,853	471,991
Deferred compensation	(1,618)	(5)
Accumulated other comprehensive loss	(6,267)	(2,586)
Accumulated deficit	(55,305)	(45,420)

Total stockholders’ equity	440,863	424,169

Total liabilities, minority interests and stockholders’ equity	$727,127	$709,704

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,

	2001	2000(1)

	(Restated)

	(Unaudited)
	(In thousands, except
	per share data)
REVENUES
Product, including related party revenues of $48 and $10,859, respectively	$39,033	$91,839
Services	19,149	19,552

Total revenues	58,182	111,391

Cost of revenues
Product	24,407	47,128
Services	12,934	13,644

Total cost of revenues	37,341	60,772

Gross profit	20,841	50,619

Operating expenses
Research and development	14,134	13,579
Selling, general and administrative	18,905	23,770
Amortization of acquired intangible assets	3,633	5,693
Acquisition-related and restructuring charges	100	—

Total operating expenses	36,772	43,042

Income (loss) from operations	(15,931)	7,577
Interest income	2,844	3,956
Interest expense	2,598	206
Other income (expense), net	553	(841)

Income (loss) before income taxes and minority interests	(15,132)	10,486
Income tax provision (benefit)	(5,190)	5,028

Income (loss) before minority interests	(9,942)	5,458
Minority interests in income (loss) of consolidated subsidiaries	(57)	(57)

Net income (loss)	(9,885)	5,515
Accretion and dividends on preferred stock	—	(30)

Net income (loss) attributable to common stockholders	$(9,885)	$5,485

Earnings (loss) per share
Basic	$(0.50)	$0.31
Diluted	$(0.50)	$0.30
Shares used in computing earnings (loss) per share
Basic	19,886	17,592
Diluted	19,886	18,391

(1)	Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,

	2001	2000(1)

	(Restated)

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,885)	$5,515
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,486	8,823
Compensation expense related to common stock options	368	8
Provision for losses on accounts receivable	145	362
Provision for excess and obsolete inventories	482	628
Deferred income taxes	(1,581)	(697)
Amortization of debt discount	211	—
Minority interests	(57)	(57)
Loss on disposal of long-lived assets	40	—
Changes in operating assets and liabilities:
Accounts receivable	18,682	(12,236)
Inventories	3,411	(8,115)
Prepaid expenses and other current assets	1,190	397
Accounts payable	(6,914)	2,780
Deferred revenue	(2,062)	(1,025)
Accrued compensation and benefits	3,031	(1,970)
Accrued acquisition-related and restructuring costs	(1,305)	(28)
Accrued expenses and other current liabilities	(11,626)	4,046

Net cash provided by (used in) operating activities	1,616	(1,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(4,485)	(5,120)
Acquisition of businesses, net of cash acquired	(26,836)	(1,244)
Purchases of marketable securities	(13,189)	(37,295)
Sale/maturity of marketable securities	10,182	—
(Increase) decrease in other assets	3,004	(2,630)

Net cash used in investing activities	(31,324)	(46,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(443)	(148)
Proceeds from issuance of common stock, net of issuance costs	572	1,070

Net cash provided by financing activities	129	922

Elimination of net cash activities on pooling of interest transaction	—	(1,119)

Effects of exchange rate changes on cash and cash equivalents	(509)	(176)

Net decrease in cash and cash equivalents	(30,088)	(48,231)
Cash and cash equivalents, beginning of period	160,239	133,636

Cash and cash equivalents, end of period	$130,151	$85,405

(1)	Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

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

      The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2001.

      On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo Group”). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company (“Tec-Sem”). Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

      On October 23, 2001, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire PRI Automation, Inc. (“PRI”). Pursuant to the Merger Agreement and subject to the terms and conditions contained therein, holders of each share of PRI common stock will receive 0.52 shares of the Company’s common stock.

      The merger, which is expected to close in late March or April of 2002, is contingent upon the fulfillment of certain conditions as provided in the Merger Agreement including, but not limited to, all required regulatory approvals, the approval of the merger by the stockholders of PRI and the approval of the issuance of the Company’s common stock in the merger by the stockholders of the Company.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Restatement

      Contemporaneous with the cancellation of a customer fab and the renegotiation of a related long-term contract during the quarter ended June 30, 2002, the Company has determined that revenue should not have been recorded for this contract in the Company’s financial statements for the quarters ended December 31, 2001 and March 31, 2002. As a result of that inclusion, the financial statements for those periods overstated its revenues and understated its income tax benefit. Accordingly, the Company has restated its fiscal first and second quarters’ revenues, results of operations and accounts receivable due to this uncertainty.

      A summary of the adjustments for the quarter ended December 31, 2001 is as follows:

Decrease in revenue	$3,273,000
Increase in income tax benefit	$1,122,000

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

      The effect of this change on the reported results for the quarter ended December 31, 2001 is as follows:

          Consolidated Statement of Operations Data:

	Quarter Ended
	December 31, 2001

	As Restated	As Reported

Revenues
Product	$39,033	$42,718
Services	19,149	18,737

Total revenues	58,182	61,455

Cost of revenues
Product	24,407	24,407
Services	12,934	12,934

Total cost of revenues	37,341	37,341

Gross profit	20,841	24,114

Operating expenses
Research and development	14,134	14,134
Selling, general and administrative	18,905	18,905
Amortization of acquired intangible assets	3,633	3,633
Acquisition-related and restructuring charges	100	100

Total operating expenses	36,772	36,772

Income (loss) from operations	(15,931)	(12,658)
Interest income	2,844	2,844
Interest expense	2,598	2,598
Other income (expense), net	553	553

Loss before income taxes and minority interests	(15,132)	(11,859)
Income tax benefit	(5,190)	(4,068)

Loss before minority interests	(9,942)	(7,791)
Minority interests in loss of consolidated subsidiary	(57)	(57)

Net loss	(9,885)	(7,734)

Loss per share
Basic	$(0.50)	$(0.39)
Diluted	$(0.50)	$(0.39)
Shares used in computing loss per share
Basic	19,886	19,886
Diluted	19,886	19,886

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

          Consolidated Balance Sheet Data:

	December 31, 2001

		As
	As Restated	Reported

Accounts receivable, net	$82,664	$85,937
Total current assets	$345,417	$348,690
Total assets	$727,127	$730,400
Accrued income taxes payable	$6,884	$8,006
Total current liabilities	$102,261	$103,383
Total liabilities	$285,559	$286,681
Accumulated deficit	$(55,305)	$(53,154)
Total stockholders’ equity	$440,863	$443,014
Total liabilities, minority interests and stockholders’ equity	$727,127	$730,400

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

      The results of operations previously reported by the separate companies prior to the acquisition of PTI and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

Three Months Ended
December 31, 2000

Revenues
Brooks Automation, Inc.	$107,578
Progressive Technologies, Inc.	3,813

$111,391

Net income
Brooks Automation, Inc.	$4,979
Progressive Technologies, Inc.	536

$5,515

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Consideration:
Cash	$11,413
Transaction costs	160

Total consideration	11,573
Fair value of net tangible assets acquired	3,541

Preliminary excess of fair value over net tangible assets acquired	8,032
Preliminary allocation of excess purchase price to identifiable intangible assets:
Completed technology	3,574
Trademarks and trade names	241
Non-competition agreements	201

4,016

Preliminary allocation of excess purchase price to goodwill	$4,016

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Consideration:
Cash, net of cash acquired of $223	$12,677
Common stock	5,077
Transaction costs	257

Total consideration	18,011
Fair value of net tangible assets acquired	257

Preliminary excess of fair value over net liabilities assumed	17,754
Preliminary allocation of excess purchase price to identifiable intangible assets:
Completed technology	7,901
Trademarks and trade names	533
Non-competition agreements	443

8,877

Preliminary allocation of excess purchase price to goodwill	$8,877

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Consideration:
Common stock	$26,222
Cash	177
Transaction costs	674

Total consideration	27,073
Fair value of net tangible assets acquired	5,887

Preliminary excess of fair value over net tangible assets acquired	21,186
Preliminary allocation of excess purchase price to identifiable intangible assets:
Completed technology	9,662
Trademarks and trade names	651
Non-competition agreements	543

10,856

Preliminary allocation of excess purchase price to goodwill	$10,330

      On February 16, 2001, the Company acquired SEMY, a wholly owned subsidiary of Semitool, Inc. The following pro forma results of operations for the three months ended December 31, 2000 have been prepared as though the acquisitions of GPI and SEMY had occurred as of October 1, 2000. No pro forma adjustments were required to the results of operations for the three months ended December 31, 2001, as the results of operations for GPI for the five days from October 1, 2001 through October 5, 2001 are not material to the Company’s results of operations; they are provided below for comparative purposes only. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of that date or of results of operations that may occur in the future (in thousands except per share data):

	Three Months Ended
	December 31,

	2001	2000

	(Restated)
Revenues	$58,182	$122,626
Net income (loss)	$(9,885)	$4,842
Earnings (loss) per share (diluted)	$(0.50)	$0.25

3.     Goodwill and Intangible Assets

      The Company has elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company recorded

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

amortization expense of $3.7 million and $6.0 million for its amortizable intangible assets for the three months ended December 31, 2001 and 2000, respectively. Estimated future amortization expense on the intangible assets recorded by the Company as of December 31, 2001 is as follows (in thousands):

Year Ended September 30,

2002	$16,200
2003	$16,100
2004	$15,000
2005	$6,100
2006	$2,360

      The amortization of goodwill excluded from the Company’s results of operations for the three months ended December 31, 2001 as a result of the adoption of FAS 142 totaled $7.7 million.

      The changes in the carrying amount of goodwill for the quarter ended December 31, 2001 are as follows (in thousands):

	Tool	Factory	Factory
	Automation	Interface	Automation
	Systems	Solutions	Solutions	Total

Balance at September 30, 2001	$4,751	$24,138	$31,239	$60,128
Adjustments to goodwill:
Reclassify assembled workforces to goodwill in accordance with FAS 141	450	1,059	5,066	6,575
Acquisitions in the three months ended December 31, 2001	—	23,223	—	23,223
Purchase accounting adjustments on prior period acquisitions	(24)	(3,136)	21	(3,139)
Foreign currency translation	(67)	(5)	(50)	(122)

Balance at December 31, 2001	$5,110	$45,279	$36,276	$86,665

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

      The information below gives effect to the adoption of FAS 142 as if the provisions had been adopted as of October 1, 2000. The results for the three months ended December 31, 2001 are presented for comparative purposes only, as the effect of the adoption of FAS 142 is reflected in the Company’s actual results of operations for that period (in thousands, except per share data):

	Three Months Ended
	December 31,

	2001	2000

	(Restated)
Net income (loss) attributable to common stockholders	$(9,885)	$5,485
Add back goodwill and assembled workforces amortization	—	4,871

Adjusted net income (loss)	$(9,885)	$10,356

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months Ended
	December 31,

	2001	2000

	(Restated)
Basic earnings (loss) per share
Reported earnings (loss) per share	$(0.50)	$0.31
Goodwill and assembled workforces amortization	—	0.28

Adjusted basic earnings (loss) per share	$(0.50)	$0.59

Diluted earnings (loss) per share
Reported earnings (loss) per share	$(0.50)	$0.30
Goodwill and assembled workforces amortization	—	0.26

Adjusted diluted earnings (loss) per share	$(0.50)	$0.56

      Components of the Company’s identifiable intangible assets, including preliminary allocation of the identifiable intangible assets recorded in connection with the acquisitions of the Zygo Group, Tec-Sem and GPI are as follows (in thousands):

	December 31, 2001		September 30, 2001

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$4,747	$2,569	$4,579	$2,422
Completed technology	54,217	7,234	31,575	4,081
License agreements	678	203	678	170
Trademarks and trade names	3,898	877	2,426	648
Non-competition agreements	3,264	815	2,133	591
Customer relationships	1,305	653	1,305	571
Assembled workforces	—	—	10,590	4,015

	$68,109	$12,351	$53,286	$12,498

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.     Earnings (Loss) Per Share

      Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	December 31,

	2001	2000

	(Restated)
Basic earnings (loss) per share:
Net income (loss)	$(9,885)	$5,515
Accretion and dividends on preferred stock	—	(30)

Net income (loss) attributable to common stockholders	$(9,885)	$5,485

Weighted average common shares outstanding	19,886	17,592

Basic earnings (loss) per share	$(0.50)	$0.31

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(9,885)	$5,515

Weighted average common shares outstanding	19,886	17,592
Dilutive stock options and warrants	—	799

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	19,886	18,391

Diluted earnings (loss) per share	$(0.50)	$0.30

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

5.     Comprehensive Income (Loss)

      Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment, which is the only component of the Company’s accumulated other comprehensive loss. The Company’s comprehensive loss for the three months ended December 31, 2001 was $13,566,000. Comprehensive income was $4,666,000 for the three months ended December 31, 2000.

6.     Segment and Geographic Information

      The Company has three reportable segments: tool automation systems, factory interface solutions and factory automation solutions. The tool automation systems segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems, products and components and products for data storage. The factory interface solutions segment provides hardware and software solutions, including minienvironments and automated transfer mechanisms, to isolate the semiconductor wafer from the production environment. The factory automation segment provides software products for the semiconductor manufacturing execution system (“MES”) market, including consulting and software customization.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

      The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets and acquisition-related charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred taxes, acquired intangible assets, goodwill, all assets of the Company’s Securities Corporation and investments in subsidiaries. The Company’s Securities Corporation holds the Company’s investments in marketable securities and is fully consolidated.

      Financial information for the Company’s business segments is as follows (in thousands):

	Tool	Factory	Factory
	Automation	Interface	Automation
	Systems	Solutions	Solutions	Total

			(Restated)	(Restated)
Three months ended December 31, 2001
Revenues
Product	$16,281	$15,738	$7,014	$39,033
Services	4,106	2,092	12,951	19,149

	$20,387	$17,830	$19,965	$58,182

Gross margin	$6,486	$4,697	$9,658	$20,841
Operating income (loss)	$(2,532)	$(3,250)	$(6,416)	$(12,198)
Three months ended December 31, 2000
Revenues
Product	$52,879	$27,740	$11,220	$91,839
Services	4,958	617	13,977	19,552

	$57,837	$28,357	$25,197	$111,391

Gross margin	$22,077	$11,774	$16,768	$50,619
Operating income	$11,311	$1,775	$184	$13,270
Assets
December 31, 2001	$170,407	$84,491	$29,199	$284,097
September 30, 2001	$200,172	$41,608	$44,832	$286,612

      A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2001 and 2000 is as follows (in thousands):

	Three Months Ended
	December 31,

	2001	2000

	(Restated)
Segment operating income (loss)	$(12,198)	$13,270
Amortization of acquired intangible assets	3,633	5,693
Acquisition-related charges	100	—

Total operating income (loss)	$(15,931)	$7,577

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

      A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2001 and September 30, 2001 is as follows (in thousands):

	December 31,	September 30,
	2001	2001

	(Restated)
Segment assets	$284,097	$286,612
Deferred tax asset	46,846	45,888
Acquired intangible assets	53,835	32,353
Goodwill	86,665	66,703
Securities Corporation assets	255,684	278,148

	$727,127	$709,704

      Net revenues by geographic area are as follows (in thousands):

	Three Months Ended
	December 31,

	2001	2000

	(Restated)
North America	$24,205	$63,061
Asia/Pacific	17,624	28,416
Europe	16,353	19,914

	$58,182	$111,391

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

      The Company had no customers that accounted for more than 10% of revenues in the three months ended December 31, 2001 and 2000.

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

      The activity related to the Company’s acquisition-related and restructuring liabilities during the three months ended December 31, 2001, is below (in thousands):

	Balance	Charged		Balance
	September 30,	To		December 31,
	2001	Expense	Utilization	2001

Facilities	$3,309	$—	$(25)	$3,284
Workforce-related	1,952	—	(1,280)	672
Other	—	100	(100)	—

	$5,261	$100	$(1,405)	$3,956

      The Company anticipates cash outlays of $2.4 million and $1.6 million through the remainder of fiscal 2002 and in subsequent years, respectively, to complete its acquisition-related and restructuring initiatives.

9.     Other Balance Sheet Information

      Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

	December 31,	September 30,
	2001	2001

	(Restated)
Accounts receivable	$88,869	$99,679
Less allowances	6,205	6,114

	$82,664	$93,565

Inventories
Raw materials and purchased parts	$38,063	$35,021
Work-in-process	13,473	12,099
Finished goods	2,914	2,175

	$54,450	$49,295

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

BROOKS AUTOMATION, INC.

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

      Many of the Company’s customers purchase the Company’s vacuum transfer robots and other modules before purchasing the Company’s vacuum central wafer handling systems. The Company believes that once a customer has selected the Company’s products for a process tool, the customer is likely to rely on those products for the life of that process tool model, which can be in excess of five years. Conversely, losing a bid for a manufacturing execution system (“MES”) does not preclude the Company from securing optimization products to fit with a competitor’s MES.

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

      Contemporaneous with the cancellation of a customer fab and the renegotiation of a related long-term contract during the quarter ended June 30, 2002, the Company has determined that revenue should not have been recorded for this contract in the Company’s financial statements for the quarters ended December 31, 2001. As a result of that inclusion, the financial statements for those periods overstated its revenues and understated its income tax benefit. Accordingly, the Company has restated its fiscal first and second quarters’ revenues, results of operations and accounts receivable due to this uncertainty.

Basis of Presentation

      On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo Group”). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company (“Tec-Sem”). Tec-Sem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

Recent Developments

      On October 23, 2001, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire PRI Automation, Inc. (“PRI”). Pursuant to the Merger Agreement and subject to the terms and conditions contained therein, holders of each share of PRI common stock will receive 0.52 shares of the Company’s common stock.

      The merger, which is expected to close in the third quarter of fiscal 2002, is contingent upon the fulfillment of certain conditions as provided in the Merger Agreement including, but not limited to, all required regulatory approvals, the approval of the merger by the stockholders of PRI and the approval of the issuance of the Company’s common stock in the merger by the stockholders of the Company.

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

     Three Months Ended December 31, 2001, Compared to Three Months Ended December 31, 2000

      The Company reported a net loss of $9.9 million for the three months ended December 31, 2001, compared to net income of $5.5 million in the same period of the prior year. The results for the three months ended December 31, 2001 include $3.6 million of amortization of acquired intangible assets and $0.1 million of acquisition-related and restructuring costs. The results for the prior year period include $5.7 million of amortization of acquired intangible assets. There were no acquisition-related and restructuring costs recorded in the three months ended December 31, 2000.

     Revenues

      The Company reported revenues of $58.2 million in the three months ended December 31, 2001, compared to $111.4 million in the same prior year period. The overall decrease in revenues is principally attributable to the current downturn in the semiconductor industry, partially offset by approximately $6 million in incremental revenue from acquisitions.

      The Company’s tool automation systems segment reported revenues of $20.4 million in the three months ended December 31, 2001, a decrease of 64.7% from the same prior year period. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $1 million of incremental revenues from acquisitions. The Company’s factory interface solutions segment reported a decrease in revenues of 37.1%, to $17.8 million, in the three month period ended December 31, 2001, compared to the three months ended December 30, 2000. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $3 million of incremental revenues from acquisitions. The Company’s factory automation solutions segment reported revenues of $20.0 million in the three months ended December 31, 2001, a decrease of 20.8% from the same prior year period. The decrease resulting from the downturn in the semiconductor industry was partially offset by approximately $2 million of incremental revenues from acquisitions.

      Product revenues decreased $52.8 million, to $39.0 million, in the three months ended December 31, 2001, compared to $91.8 million in the three months ended December 31, 2000. The decrease is attributable to the downturn currently affecting the semiconductor industry, partially offset by incremental revenues of approximately $5 million from acquisitions.

      Service revenues for the three months ended December 31, 2001 were $19.1 million, a decrease of $0.4 million, or 2.1%, from the three months ended December 31, 2000. The decrease is primarily attributable to the current industry downturn, partially offset by incremental revenues from acquisitions approximating $1 million.

      Foreign revenues were $34.0 million, or 58.4% of revenues, and $50.4 million, or 45.2% of revenues, in the three month periods ended December 31, 2001 and 2000, respectively. The Company’s expanded global presence through its recent acquisitions and expanded sales and marketing activities, combined with reduced sales in the United States due to the current industry downturn, has contributed to the increase in international revenues as a percentage of total revenues. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues will remain a major component of the Company’s total revenues.

     Gross Margin

      Gross margin decreased to 35.8% for the three months ended December 31, 2001, compared to 45.4% for the same prior year period. The overall decrease in gross margin is primarily attributable to lower revenue levels which are a result of the current downturn affecting the semiconductor industry. These lower revenue levels impact cost absorption, exerting downward pressure on gross margins. In the three months ended on December 31, 2001, the Company provided $482,000 for excess and obsolete inventories. The charge is an estimate of reserve requirements based on an analysis the Company performs on a periodic basis. As a result of the continuing downturn in the semiconductor industry, on-hand inventory levels continue to exceed expected demand. Excluding the impact of this provision, the Company’s gross margin was 36.6% for the period.

      The Company’s tool automation systems segment gross margin decreased to 31.8% for the three months ended December 31, 2001, from 38.2% in the comparable prior year period. The change is the net result of the impact of the industry downturn, partially offset by changes in product mix. Gross margin for the Company’s factory interface solutions segment was 26.3% for the three months ended December 31, 2001, compared to 41.5% in the same prior year period. The decrease is primarily the result of changes in product and services mix, combined with the current downturn in the semiconductor industry. The Company’s factory automation solutions segment gross margin decreased to 48.4% in the three months ended December 31, 2001, from 66.6% in the comparable year period. The decrease is primarily attributable to changes in product and services mix; specifically, a decrease in higher margin license revenues partially offset by an increase in lower margin service revenues.

      Gross margin on product revenues was 37.5% for the three months ended December 31, 2001, a decrease from 48.7% in the same prior year period. The decrease is primarily attributable to the current semiconductor industry downturn and the resulting downward pressure on sales volume, pricing and margins. Gross margin on service revenues was 32.5% for the three months ended December 31, 2001, a slight increase from 30.2% for the three months ended December 31, 2000.

     Research and Development

      Research and development expenses for the three months ended December 31, 2001 were $14.1 million, an increase of $0.5 million, compared to $13.6 million in the three months ended December 31, 2000. Research and development expenses increased as a percentage of revenues in the three months ended December 31, 2001, to 24.3%, compared to 12.2% in the same prior year period. The increase in these expenditures as a percentage of revenues for this three month period is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The increase in absolute spending is associated with the Company’s recent acquisitions, which accounted for approximately $2 million of research and development expense in the three months ended December 31, 2001. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

     Selling, General and Administrative

      Selling, general and administrative expenses were $18.9 million for the three months ended December 31, 2001, a decrease of $4.9 million, compared to $23.8 million in the same prior year period. However, selling, general and administrative expenses increased as a percentage of revenues in the three months ended December 31, 2001, to 32.5%, from 21.3% in the comparable prior year period. The increase in these expenditures as a percentage of revenues for the three months ended December 31, 2001, is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The decrease in absolute spending reflects the impact of the Company’s ongoing cost reduction actions and synergies from recent acquisitions. These acquisitions accounted for approximately $2 million of the Company’s selling, general and administrative expense in the three months ended December 31, 2001.

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

     Acquisition-related Charges

      The Company reported $0.1 million of acquisition-related charges for the three months ended December 31, 2001, primarily legal and accounting fees incurred for the acquisition of PTI. The Company did not record any acquisition-related and restructuring charges in the three months ended December 31, 2000. The activity related to the Company’s acquisition-related and restructuring liabilities during the three months ended December 31, 2001, is below (in thousands):

	Balance	Charged		Balance
	September 30,	to		December 31,
	2001	Expense	Utilization	2001

Facilities	$3,309	$—	$(25)	$3,284
Workforce-related	1,952	—	(1,280)	672
Other	—	100	(100)	—

	$5,261	$100	$(1,405)	$3,956

     Interest Income and Expense

      Interest income decreased by $1.1 million, to $2.8 million, in the three months ended December 31, 2001, compared to the same prior year period, primarily as a result of lower interest rates coupled with slightly lower balances available for investment. Interest expense of $2.6 million for the three months ended December 31, 2001, is primarily comprised of $2.3 million related to the Company’s Convertible Subordinated Notes and imputed interest expense on the notes payable related to the Company’s recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million. Interest expense of $0.2 million in the prior year period is primarily related to the Company’s note payable to Daifuku America in connection with the acquisition of ASC and ASI. This note was paid in full on January 5, 2001.

     Income Tax Provision (Benefit)

      The Company recorded a net income tax benefit of $5.2 million for the three months ended December 31, 2001 and income tax expense of $5.0 million in the comparable prior year period. The tax benefit is attributable to the loss in the current quarter. The prior year period tax provision is attributable to federal, state and foreign income taxes. Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

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

Liquidity and Capital Resources

      Cash and cash equivalents were $130.2 million at December 31, 2001, a decrease of $30.1 million from September 30, 2001. This decrease in cash and cash equivalents is primarily due to $26.8 million of payments for the Company’s recent acquisitions, including $12.9 million relating to Tec-Sem and $11.6 million relating to the Zygo Group.

      Cash provided by operations was $1.6 million for the three months ended December 31, 2001, and is primarily attributable to an adjustment to the Company’s net loss for depreciation and amortization of $7.5 million, coupled with a decrease in accounts receivable of $18.7 million. These amounts were partially offset by decreases in accounts payable and accrued expenses and other current liabilities of $6.9 million and $11.6 million, respectively.

      The Company’s days sales outstanding (“DSO”) increased for the three months ended December 31, 2001 compared to the same prior year period. The decrease in revenues for the three months ended December 31, 2001 was disproportionate to the decrease in accounts receivable, thereby adversely impacting DSO. Additionally, the decrease in revenues was also disproportionate to the decrease in inventories, adversely impacting days sales in inventory.

      Cash used in investing activities was $31.3 million for the three months ended December 31, 2001, and is principally comprised of $12.9 million for the acquisition of Tec-Sem, net of cash acquired, $11.6 million for the acquisition of the Zygo Group, net of cash acquired, $2.3 million for other acquisitions, net of cash acquired, $4.5 million used for capital additions and $13.2 million invested in marketable securities. These expenditures were partially offset by sale of $10.2 million of the Company’s investments in marketable securities.

      Cash provided by financing activities was $0.1 million, and is comprised of $0.6 million of cash from the exercise of options to purchase the Company’s common stock, partially offset by $0.5 million for the payment of long-term debt.

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

      The Company terminated its $30.0 million unsecured revolving credit facility and replaced it with a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. (“ABN AMRO”) on May 2, 2000. The Company transferred all of its outstanding letters of credit, totaling approximately $1.1 million, to the new facility. ABN AMRO is not obligated to extend loans or issue letters of credit under this new facility. At December 31, 2001, $1.1 million of the facility was in use, all of it for letters of credit.

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

RISK FACTORS RELATING TO BROOKS’ INDUSTRY

The Cyclical Demand Of Semiconductor Manufacturers Affects Brooks’ Operating Results And The Ongoing Downturn In The Industry Could Seriously Harm Brooks’ Operating Results.

      Brooks’ business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers’ capital expenditures is dependent on the current and anticipated market demand for semiconductors. The semiconductor industry is highly cyclical and is currently experiencing a downturn. Brooks anticipates the downturn will continue during the next few quarters. Despite these industry conditions, Brooks plans to continue to invest in those areas which Brooks believes are important to its long-term growth, such as its infrastructure and information technology system, customer support, supply chain management and new products. As a result, consistent with its experience in downturns in the past, Brooks believes the current industry downturn will lead to reduced revenues for it and may cause it to incur losses.

Industry Consolidation And Outsourcing Of The Manufacture Of Semiconductors To Foundries Could Reduce The Number Of Available Customers.

      The substantial expense of building or expanding a semiconductor fabrication facility is leading increasing numbers of semiconductor companies to contract with foundries, which manufacture semiconductors designed by others. As manufacturing is shifted to foundries, the number of Brooks’ potential customers could decrease, which would increase its dependence on its remaining customers. Recently, consolidation within the semiconductor manufacturing industry has increased. If semiconductor manufacturing is consolidated into a small number of foundries and other large companies, Brooks’ failure to win any significant bid to supply equipment to those customers could seriously harm its reputation and materially and adversely affect its revenue and operating results.

RISK FACTORS RELATING TO BROOKS’ OPERATIONS

Brooks’ Sales Volume Substantially Depends On The Sales Volume Of Brooks’ Original Equipment Manufacturer Customers And On Investment In Major Capital Expansion Programs, Retrofits And Upgrades By End User Semiconductor Manufacturing Companies.

      Brooks sells a majority of its tool automation products to original equipment manufacturers that incorporate Brooks’ products into their equipment. Therefore, Brooks’ revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. Approximately 42% of Brooks’ total revenue for the quarter ended December 31, 2001 and approximately 56% of Brooks’ total revenue in fiscal 2001 comes from sales to original equipment manufacturers.

      Brooks also generates significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits and upgrades. Brooks’ revenues depend, in part, on continued capital investment by semiconductor manufacturing companies. Approximately 58% of Brooks’ total revenue for the quarter ended December 31, 2001 and approximately 44% of Brooks’ total revenue in fiscal 2001 comes from sales to semiconductor manufacturing companies.

Brooks Relies On A Relatively Limited Number Of Customers For A Large Portion Of Its Revenues And Business.

      Brooks receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect Brooks’ revenue, business and reputation. Sales to Brooks’ ten largest customers accounted for approximately 36% of total revenues in the quarter ended December 31, 2001, 37% of total revenues in fiscal 2001 and 40% of total revenues in fiscal 2000.

Delays In Or Cancellation Of Shipments Of A Few Of Brooks’ Large Orders Could Substantially Decrease Its Revenues Or Reduce Its Stock Price.

      Historically, a substantial portion of Brooks’ quarterly and annual revenues has come from sales of a small number of large orders. Some of Brooks’ products have high selling prices compared to Brooks’ other products. As a result, the timing of when Brooks recognizes revenue from one of these large orders can have a significant impact on its total revenues and operating results for a particular period and reduce its stock price because its sales in that fiscal period could fall significantly below the expectations of financial analysts and investors. This could cause the value of its common stock to fall. Brooks’ operating results could be harmed if a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

Demand For Brooks’ Products Fluctuates Rapidly And Unpredictably, Which Makes It Difficult To Manage Its Business Efficiently And Can Reduce Its Gross Margins And Profitability.

      Brooks’ expense levels are based in part on its expectations for future demand. Many expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The rapid and unpredictable shifts in demand for Brooks’ products make it difficult to plan manufacturing capacity and business operations efficiently. If demand is significantly below expectations, Brooks may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave Brooks with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. Brooks’ ability to reduce expenses is further constrained because it must continue to invest in research and development to maintain its competitive position and to maintain service and support for its existing global customer base. Conversely, in sudden upturns, Brooks sometimes incurs significant expenses to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These expenses could reduce its gross margins and overall profitability. Any of these results could seriously harm Brooks’ business.

Brooks’ Lengthy Sales Cycle Requires It To Incur Significant Expenses With No Assurance That Brooks Will Generate Revenue.

      Brooks’ tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from its original equipment manufacturer customers, Brooks must develop products for selection by a potential customer at the design stage. This often requires Brooks to make significant expenditures without any assurance of success. The original equipment manufacturer’s design decisions often precede the generation of volume sales, if any, by a year or more. Brooks cannot guarantee that the equipment manufactured by its original equipment manufacturing customers will be commercially successful. If Brooks or its original equipment manufacturing customers fails to develop and introduce new products successfully and in a timely manner, Brooks’ business and financial results will suffer.

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

Brooks’ Operating Results Would Be Harmed If One Of Its Key Suppliers Fails To Deliver Components For Brooks’ Products.

      Brooks currently obtains many of its components on an as needed, purchase order basis. Generally, Brooks does not have any long-term supply contracts with its vendors and believes many of its vendors have been taking cost containment measures in response to the industry downturn. When demand for semiconductor manufacturing equipment increases, Brooks’ suppliers face significant challenges in delivering components on a timely basis. Brooks’ inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions in product shipments. This could create customer dissatisfaction, cause lost revenue and otherwise materially and adversely affect Brooks’ operating results. Delays on Brooks’ part could also cause it to incur contractual penalties for late delivery.

Brooks May Experience Delays And Technical Difficulties In New Product Introductions And Manufacturing, Which Can Adversely Affect Its Revenues, Gross Margins And Net Income.

      Because Brooks’ systems are complex, there can be a significant lag between the time Brooks introduces a system and the time it begins to produce that system in volume. As technology in the semiconductor industry becomes more sophisticated, Brooks is finding it increasingly difficult to design and integrate complex technologies into its systems, to procure adequate supplies of specialized components, to train its technical and manufacturing personnel and to make timely transitions to high-volume manufacturing. Many customers also require customized systems, which compound these difficulties. Brooks sometimes incurs substantial unantici-

pated costs to ensure that its new products function properly and reliably early in their life cycle. These costs could include greater than expected installation and support costs or increased materials costs as a result of expedited changes. Brooks may not be able to pass these costs on to its customers. In addition, Brooks has experienced, and may continue to experience, difficulties in both low and high volume manufacturing. Any of these results could seriously harm Brooks’ business.

      Moreover, on occasion Brooks has failed to meet its customers’ delivery or performance criteria, and as a result Brooks incurred late delivery penalties and had higher warranty and service costs. These failures could continue and could also cause Brooks to lose business from those customers and suffer long-term damage to its reputation.

Brooks May Be Unable To Recruit And Retain Necessary Personnel Because Of Intense Competition For Highly Skilled Personnel.

      Brooks needs to retain a substantial number of employees with technical backgrounds for both its hardware and software engineering, manufacturing, sales and support staffs. The market for these employees is intensively competitive, and Brooks has occasionally experienced delays in hiring qualified personnel. Due to the cyclical nature of the demand for its products and the current downturn in the semiconductor market, Brooks recently reduced its workforce as a cost reduction measure. If the semiconductor market experiences an upturn, Brooks may need to rebuild its workforce. Due to the competitive nature of the labor markets in which Brooks operates, this type of employment cycle increases Brooks’ risk of being unable to retain and recruit key personnel. Brooks’ inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect its ability to develop, manufacture, install and support its products and may result in lost revenue and market share if customers seek alternative solutions.

Brooks’ International Business Operations Expose It To A Number Of Difficulties In Coordinating Its Activities Abroad And In Dealing With Multiple Regulatory Environments.

      Sales to customers outside North America accounted for approximately 58% of Brooks’ total revenues in the quarter ended December 31, 2001, 50% in fiscal 2001, 48% in fiscal 2000 and 43% in fiscal 1999. Brooks anticipates that international sales will continue to account for a significant portion of its revenues. Many of Brooks’ vendors are located in foreign countries. As a result of its international business operations, Brooks is subject to various risks, including:

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	difficulties in managing distributors, representatives and third party systems integrators;

•	challenges presented by collecting trade accounts receivable in foreign jurisdictions;

•	longer sales-cycles;

•	possible adverse tax consequences;

•	fewer legal protections for intellectual property;

•	governmental currency controls and restrictions on repatriation of earnings;

•	changes in various regulatory requirements;

•	political and economic changes and disruptions; and

•	export/import controls and tariff regulations.

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

      Although Brooks’ international sales are primarily denominated in U.S. dollars, changes in currency exchange rates can make it more difficult for Brooks to compete with foreign manufacturers on price. If Brooks’ international sales increase relative to its total revenues, these factors could have a more pronounced effect on Brooks’ operating results.

Brooks Must Continually Improve Its Technology To Remain Competitive.

      Technology changes rapidly in the semiconductor, data storage and flat panel display manufacturing industries. Brooks believes its success depends in part upon its ability to enhance its existing products and to develop and market new products to meet customer needs, even in industry downturns. For example, as the semiconductor industry transitions from 200mm manufacturing technology to 300mm technology, Brooks believes it is important to its future success to develop and sell new products that are compatible with 300mm technology. If competitors introduce new technologies or new products, Brooks’ sales could decline and its existing products could lose market acceptance. Brooks cannot guarantee that it will identify and adjust to changing market conditions or succeed in introducing commercially rewarding products or product enhancements. The success of Brooks’ product development and introduction depends on a number of factors, including:

•	accurately identifying and defining new market opportunities and products;

•	completing and introducing new product designs in a timely manner;

•	market acceptance of Brooks’ products and its customers’ products;

•	timely and efficient software development, testing and process;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance in the field;

•	development of a comprehensive, integrated product strategy; and

•	efficient implementation and installation and technical support services.

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

Brooks Faces Significant Competition Which Could Result In Decreased Demand For Brooks’ Products Or Services.

      The markets for Brooks’ products are intensely competitive. Brooks may be unable to compete successfully. Brooks believes the primary competitive factors in the tool automation systems segment are throughput, reliability, contamination control, accuracy and price/performance. Brooks believes that its primary competition in the tool automation market is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from an independent supplier like Brooks. Many of these original equipment manufacturers have substantially greater resources than Brooks does. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. Brooks may not be successful in selling its products to original equipment manufacturers that internally satisfy their wafer or substrate handling needs, regardless of the performance or the price of Brooks products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become Brooks competitors.

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

Much Of Brooks’ Success And Value Lies In Its Ownership And Use Of Intellectual Property, And Brooks’ Failure To Protect That Property Could Adversely Affect Its Future Operations.

      Brooks’ ability to compete is heavily affected by its ability to protect its intellectual property. Brooks relies primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect its intellectual property. The steps Brooks has taken to protect its technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Brooks’ patents could be invalidated or circumvented. The laws of certain foreign countries in which Brooks products are or may be developed, manufactured or sold may not fully protect Brooks’ products. This may make the possibility of piracy of Brooks’ technology and products more likely. Brooks cannot guarantee that the steps Brooks has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology. Other companies could independently develop similar or superior technology without violating Brooks’ proprietary rights. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Brooks may engage in litigation to:

•	enforce its patents;

•	protect its trade secrets or know-how;

•	defend itself against claims alleging it infringes the rights of others; or

•	determine the scope and validity of the patents or intellectual property rights of others.

      Any litigation could result in substantial cost to Brooks and divert the attention of Brooks’ management, which could harm its operating results and its future operations. A party making such a claim could secure a judgment against Brooks that requires it to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Brooks from selling its products. Any of these events could seriously harm Brooks’ business.

Brooks’ Operations Could Infringe On The Intellectual Property Rights Of Others.

      Particular aspects of Brooks’ technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to Brooks’ business. Brooks cannot predict the extent to which it may be required to seek licenses or alter its products so that they no longer infringe the rights of others. Brooks cannot guarantee that the terms of any licenses it may be required to seek will be reasonable. Similarly, changing Brooks’ products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of its products.

Brooks’ Business May Be Harmed By Infringement Claims Of General Signal Or Applied Materials.

      Brooks received notice from General Signal Corporation twice in 1992 and once in 1994, alleging certain of Brooks’ tool automation systems products that Brooks sells to semiconductor process tool manufacturers infringed General Signal’s patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by Brooks, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents. Brooks cannot guarantee that it would prevail in any litigation by Applied Materials seeking damages or expenses from Brooks or to enjoin Brooks from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to Brooks on reasonable terms, if at all. A material portion of Brooks’ revenues for the quarter ended December 31, 2001 and fiscal 2001 derive from the products that General Signal originally alleged infringed its patent rights.

Brooks Does Not Have Long-Term Contracts With Its Customers And Brooks’ Customers May C ease Purchasing Brooks’ Products At Any Time.

      Brooks generally does not have long-term contracts with its customers. As a result, Brooks’ agreements with its customers do not provide any assurance of future sales. Accordingly:

•	Brooks’ customers can cease purchasing its products at any time without penalty;

•	Brooks’ customers are free to purchase products from Brooks’ competitors;

•	Brooks is exposed to competitive price pressure on each order; and

•	Brooks’ customers are not required to make minimum purchases.

Brooks’ Software Products May Contain Errors Or Defects That Could Result In Lost Revenue, Delayed Or Limited Market Acceptance Or Product Liability Claims With Substantial Litigation Costs.

      Complex software products like Brooks’ can contain errors or defects, particularly when Brooks first introduces new products or when it releases new versions or enhancements. Any defects or errors could result in lost revenue or a delay in market acceptance, which would seriously harm Brooks’ business and operating results. Brooks has occasionally discovered software errors in its new software products and new releases after their introduction, and Brooks expects that this will continue. Despite internal testing and testing by current and potential customers, Brooks’ current and future products may contain serious defects.

      Because many of Brooks’ customers use their products for business-critical applications, any errors, defects or other performance problems could result in financial or other damage to Brooks’ customers and could significantly impair their operations. Brooks’ customers could seek to recover damages from Brooks for losses related to any these issues. A product liability claim brought against Brooks, even if not successful, would likely be time-consuming and costly to defend and could adversely affect Brooks’ marketing efforts.

Brooks’ Future Operations Could Be Harmed If The Commercial Adoption Of 300MM Wafer Technology Continues To Progress Slowly Or Is Halted.

      Brooks’ future operations depend in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly impair Brooks’ operations. Moreover, continued delay in transition to 300mm technology could permit Brooks’ competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm Brooks’ results of operations.

Brooks’ Recent Rapid Growth Is Straining Its Operations And Requiring It To Incur Costs To Upgrade Its Infrastructure.

      During fiscal 2000 and 2001, Brooks experienced extremely rapid growth in its operations, its product offerings and the geographic area of its operations. The proposed merger with PRI will continue this trend. Brooks’ growth has placed a significant strain on its management, operations and financial systems. Brooks’ future operating results will depend in part on its ability to continue to implement and improve its operating and financial controls and management information systems. If Brooks fails to manage its growth effectively, its financial condition, results of operations and business could be harmed.

Brooks’ Systems Integration Services Business Has Grown Significantly Recently And Poor Execution Of Those Services Could Adversely Impact Brooks’ Operating Results.

      The number of projects Brooks is pursuing for its systems integration services business has grown significantly recently. This business consists of integrating combinations of Brooks software and hardware products to provide more comprehensive solutions for Brooks’ end-user customers. The delivery of these services typically is complex, requiring that Brooks coordinate personnel with varying technical backgrounds in performing substantial amounts of services in accordance with timetables. Brooks is in the early stages of developing this business and it is subject to the risks attendant to entering a business in which it has limited direct experience. In addition, Brooks’ ability to supply these services and increase its revenues is limited by its ability to retain, hire and train systems integration personnel. Brooks believes that there is significant competition for personnel with the advanced skills and technical knowledge that it needs. Some of Brooks’ competitors may have greater resources to hire personnel with those skills and knowledge. Brooks’ operating margins could be adversely impacted if it does not effectively hire and train additional personnel or deliver systems integration services to its customers on a satisfactory and timely basis consistent with its budgets.

The Effect Of Terrorist Threats On The General Economy Could Decrease Brooks’ Revenues.

      On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. The potential near- and long-term impact these attacks may have in regards to Brooks’ suppliers and customers, markets for their products and the U.S. economy are uncertain. There may be other potential adverse effects on Brooks’ operating results due to this significant event that Brooks cannot foresee.

Brooks’ Business May Be Harmed By Infringement Claims Of Asyst Technologies, Inc.

      Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other parties (collectively, the “defendants”), claiming that products of the defendants, including IridNet, infringe Asyst’s patents. This ongoing litigation may ultimately affect certain products sold by Brooks. Brooks has received notice that Asyst may amend its complaint to name Brooks as an additional defendant. Based on Brooks’ investigation of Asyst’s allegations, Brooks does not believe it is infringing any claims of Asyst’s patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in prosecuting its case, Asyst may seek to prohibit Brooks from developing, marketing and using the Iridnet product without a license. Because patent litigation can be extremely expensive, time-consuming, and its outcome uncertain, Brooks may seek to obtain licenses to the disputed patents. Brooks cannot guarantee that licenses will be available to it on reasonable terms, if at all. If a license from Asyst is not available, Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks may face litigation with Asyst. Such litigation could be costly and would divert Brooks management’s attention and resources. In addition, even though sales of IridNet comprised less than 1% of total revenues for fiscal 2001, if Brooks does not prevail in such litigation, Brooks could be forced to pay damages or amounts in settlement. Jenoptik has indemnified Brooks for losses Brooks may incur in this action.

RISK FACTORS RELATING TO BROOKS’ ACQUISITIONS

Brooks Has Announced A Merger With Pri, And Uncertainty Regarding The Merger May Disrupt Brooks’ Operations And Adversely Affect Its Business.

      On October 24, 2001, Brooks announced its proposed merger with PRI Automation, Inc. Brooks cannot guarantee that the merger will occur. The merger will happen only if stated conditions are met, including approval of the issuance of shares in the merger by Brooks’ stockholders, approval of the merger by PRI’s stockholders, clearance of the merger under United States and foreign antitrust laws, and the absence of any material adverse change in the business of Brooks or PRI. Many of the conditions are outside the control of Brooks and PRI, and both parties also have stated rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers and channel partners to delay or defer decisions concerning Brooks, which could negatively affect its business. Customers, suppliers and channel partners may also seek to change existing agreements with Brooks as a result of the merger. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on Brooks’ business, regardless of whether the merger is ultimately completed. Many costs related to the merger, such as legal, accounting, financial advisor and financial printing fees, must be paid by Brooks regardless of whether the merger is completed. If the merger is not completed for any reason, Brooks may be subject to a number of risks, including a decline in the market price of Brooks common stock, to the extent that the relevant current market price reflects a market assumption that the merger will be completed, and substantial disruption to Brooks’ business and distraction of its workforce and management team. In addition, employees who are uncertain about their future with the combined company or who do not wish to work for the combined company may seek employment elsewhere, which could impair Brooks’ ability to operate its business.

Brooks’ Business Could Be Harmed If Brooks Fails To Adequately Integrate The Operations Of The Businesses It Has Acquired.

      Brooks has completed a number of acquisitions in a short period of time. Brooks’ management must devote substantial time and resources to the integration of the operations of its acquired businesses with its core businesses and with each other. If Brooks fails to accomplish this integration efficiently, Brooks may not realize the anticipated benefits of its acquisitions. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of its acquired businesses, presents a significant challenge to Brooks’ management. This is compounded by the challenge of simultaneously managing a larger entity. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of additional difficulties of integration, including:

•	assimilating products and designs into integrated solutions;

•	informing customers, suppliers and distributors of the effects of the acquisitions and integrating them into Brooks’ overall operations;

•	integrating personnel with disparate business backgrounds and cultures;

•	defining and executing a comprehensive product strategy;

•	managing geographically remote units;

•	managing the risks of entering markets or types of businesses in which Brooks has limited or no direct experience; and

•	minimizing the loss of key employees of the acquired businesses.

      If Brooks delays the integration or fails to integrate an acquired business or experiences other unforeseen difficulties, the integration process may require a disproportionate amount of Brooks management’s attention and financial and other resources. Brooks’ failure to adequately address these difficulties could harm its business and financial results.

Brooks’ Business May Be Harmed By Acquisitions Brooks Completes In The Future.

      Brooks plans to continue to pursue additional acquisitions of related businesses. Brooks’ identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on Brooks’ business, diversion of Brooks management’s attention and risks associated with unanticipated problems or latent liabilities. If Brooks is successful in pursuing future acquisitions, Brooks may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect Brooks’ results of operations and be dilutive to its stockholders. If Brooks spends significant funds or incurs additional debt, Brooks’ ability to obtain financing for working capital or other purposes could decline, and Brooks may be more vulnerable to economic downturns and competitive pressures. Brooks cannot guarantee that it will be able to finance additional acquisitions or that it will realize any anticipated benefits from acquisitions that Brooks completes. Should Brooks successfully acquire another business, the process of integrating acquired operations into Brooks’ existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of Brooks’ existing businesses.

RISK FACTORS RELATING TO BROOKS’ COMMON STOCK

Brooks’ Operating Results Fluctuate Significantly, Which Could Negatively Impact Its Business And Its Stock Price.

      Brooks’ revenues, margins and other operating results can fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	the level of demand for semiconductors in general;

•	cycles in the market for semiconductor manufacturing equipment and automation software;

•	the timing, rescheduling, cancellation and size of orders from Brooks’ customer base;

•	Brooks’ ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	Brooks’ success in winning competitions for orders;

•	the timing of Brooks’ new product announcements and releases and those of its competitors;

•	the mix of products it sells;

•	the timing of any acquisitions and related costs;

•	competitive pricing pressures; and

•	the level of automation required in fab extensions, upgrades and new facilities.

      Brooks entered the factory automation software business in fiscal 1999. Brooks believes a substantial portion of its revenues from this business will depend on achieving project milestones. As a result, Brooks’ revenue from this business will be subject to fluctuations depending upon a number of factors, including whether Brooks can achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

Brooks’ Stock Price Is Volatile.

      The market price of Brooks’ common stock has fluctuated widely. For example, between April 4, 2001 and April 30, 2001, the closing price of Brooks’ common stock rose from approximately $35.45 to $62.61 per share and between August 28, 2001 and September 28, 2001, the price of Brooks’ common stock dropped from approximately $48.15 to $26.59 per share. Consequently, the current market price of Brooks’ common stock may not be indicative of future market prices, and Brooks may be unable to sustain or increase the value of an investment in its common stock. Factors affecting Brooks’ stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or Brooks’ failure to meet analysts’ expectations;

•	changes in the market price per share of Brooks’ public company customers;

•	market conditions in the industry;

•	general economic conditions;

•	low trading volume of Brooks common stock; and

•	the number of firms making a market in Brooks common stock.

      In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like Brooks. These market fluctuations could adversely affect the market price of Brooks’ common stock.

Because A Limited Number Of Stockholders, Including A Member Of Brooks’ Management Team, Owns A Substantial Number Of Shares Of Brooks Common Stock And Are Parties To Voting Agreements, Their Decisions May Be Detrimental To Your Interests.

      By virtue of their stock ownership and voting agreements, Robert J. Therrien, Brooks’ president and chief executive officer, and Jenoptik AG have the power to significantly influence Brooks’ affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of Brooks’ directors, amendments to Brooks’ certificate of incorporation, mergers, sales of assets and other acquisitions or sales. These stockholders may exercise their influence over Brooks in a manner detrimental to your interests. As of December 7, 2001, Mr. Therrien and M+W Zander Holding GmbH, a subsidiary of Jenoptik AG, beneficially owned approximately 9.7% of Brooks’ common stock.

      Brooks has a stockholders agreement with Mr. Therrien, M+W Zander Holding GmbH and Jenoptik AG under which M+W Zander Holding GmbH agreed to vote all of its shares on all matters in accordance with the recommendation of a majority of Brooks’ board of directors.

Provisions Of Brooks’ Certificate Of Incorporation, Bylaws, Contracts And 4.75% Convertible Subordinated Notes Due 2008 May Discourage Takeover Offers And May Limit The Price Investors Would Be Willing To Pay For Brooks’ Common Stock.

      Brooks’ certificate of incorporation and bylaws contain provisions that may make an acquisition of Brooks more difficult and discourage changes in Brooks’ management. These provisions could limit the price that investors might be willing to pay for shares of Brooks’ common stock. In addition, Brooks has adopted a shareholder rights plan. In many potential takeover situations, rights issued under the plan become exercisable to purchase Brooks common stock at a price substantially discounted from the then applicable market price of Brooks common stock. Because of its possible dilutive effect to a potential acquirer, the rights plan would generally discourage third parties from proposing a merger with or initiating a tender offer for us that is not approved by Brooks’ board of directors. Accordingly, the rights plan could have an adverse impact on Brooks’ stockholders who might want to vote in favor of a merger or participate in a tender offer. In addition, Brooks may issue shares of preferred stock upon terms the board of directors deems appropriate without stockholder approval. Brooks’ ability to issue preferred stock in such a manner could enable its board of directors to prevent changes in its management or control. Finally, upon a change of control of Brooks, Brooks may be required to repurchase convertible subordinated notes at a price equal to 100% of the principal outstanding amount thereof, plus accrued and unpaid interest, if any, to the date of the repurchase. Such a repurchase of the notes would represent a substantial expense; accordingly, the repayment of the notes upon a change of control of Brooks could discourage third parties from proposing a merger with, initiating a tender offer for or otherwise attempting to gain control of Brooks.

BROOKS AUTOMATION, INC.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Exposure

      Based on Brooks’ overall interest exposure at December 31, 2001, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

Currency Rate Exposure

      Brooks’ foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of Brooks’ international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Brooks’ international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. To the extent Brooks expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Brooks will be exposed to increased risk of currency fluctuation.

BROOKS AUTOMATION, INC.

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

Exhibit
No.	Description

None

(b)	The following reports on Form 8-K were filed during the quarterly period ended December 31, 2001:

(1)	Current Report on Form 8-K filed on October 19, 2001, relating to the Company’s acquisition of General Precision, Inc.

(2)	Current Report on Form 8-K filed on October 23, 2001, relating to the Company’s acquisition of Tec-Sem A.G.

(3)	Current Report on Form 8-K filed on October 26, 2001, relating to the announcement of the Company’s entering into an Agreement and Plan of Merger with PRI Automation, Inc. (“PRI”) to acquire PRI.

(4)	Current Report on Form 8-K/ A, Amendment No. 1 to Form 8-K, filed on December 7, 2001, relating to the Company’s acquisition of General Precision, Inc.

(i)	The following audited financial statements of General Precision, Inc. were filed with the Form 8-K/ A:

•	Report of Independent Accountants

•	Balance Sheets as of June 30, 2001 and December 31, 2000

•	Statements of Operations for the six months ended June 30, 2001 and the year ended December 31, 2000

•	Statements of Shareholder’s Equity for the six months ended June 30, 2001 and the year ended December 31, 2000

•	Statements of Cash Flows for the six months ended June 30, 2001 and the year ended December 31, 2000

•	Notes to the Audited Financial Statements

(ii)	The following unaudited pro forma financial information giving effect to the acquisition of General Precision as if the transaction had occurred on June 30, 2001 for purposes of the balance sheet and October 1, 1999 for purposes of the statement of operations was filed with the Form 8-K/ A:

•	Pro Forma Combined Condensed Balance Sheet as of June 30, 2001

•	Pro Forma Combined Condensed Statement of Operations for the nine months ended June 30, 2001

•	Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2000

•	Notes to Pro Forma Combined Condensed Financial Statements

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

/s/ELLEN B. RICHSTONE

Ellen B. Richstone
Senior Vice President of Finance and
Administration and Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2002

EXHIBIT INDEX

Exhibit
No.	Description

None