Form 10-Q/A
period 2002-03-31
BROOKS-PRI AUTOMATION INC
filed 2002-08-15
CIK 933974

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

(978) 262-2400

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date (March 31, 2002):

Common stock, $0.01 par value                                    20,269,920 shares

EXPLANATORY NOTE

      This Form 10-Q/ A amends the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 as filed on May 15, 2002 and is being filed to reflect the restatement of the Registrant’s consolidated financial statements for that period. The reasons for and effects of this restatement are presented in Note 1 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/ A. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

BROOKS-PRI AUTOMATION, INC.

INDEX

		Page
		Number

Part I.	Financial Information
Item 1.	Consolidated Financial Statements	2
	Consolidated Balance Sheets as of March 31, 2002 (unaudited) and September 30, 2001	2
	Consolidated Statements of Operations for the three and six months ended March 31, 2002 and 2001 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	43
Signature	s	44

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

BROOKS-PRI AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2002	2001

	(Restated)
	(unaudited)

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$103,710	$160,239
Marketable securities	62,345	43,593
Accounts receivable, net, including related party receivables of $558 and $32, respectively	76,140	93,565
Inventories	51,705	49,295
Prepaid expenses and other current assets	12,192	9,836
Deferred income taxes	27,316	26,608

Total current assets	333,408	383,136
Property, plant and equipment
Buildings and land	31,921	31,910
Computer equipment and software	38,908	38,497
Machinery and equipment	18,319	17,349
Furniture and fixtures	11,417	11,240
Leasehold improvements	11,061	10,069
Construction in progress	19,449	11,026

	131,075	120,091
Less: Accumulated depreciation and amortization	(58,277)	(53,632)

	72,798	66,459
Long-term marketable securities	117,412	125,887
Goodwill	96,115	60,128
Intangible assets, net	57,953	40,788
Deferred income taxes	21,934	19,280
Other assets	16,194	14,026

Total assets	$715,814	$709,704

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$17,541	$17,122
Current portion of long-term debt	27	392
Accounts payable	17,344	18,595
Deferred revenue	21,119	15,507
Accrued compensation and benefits	13,747	12,835
Accrued acquisition-related and restructuring costs	2,287	3,702
Accrued income taxes payable	—	7,691
Deferred income taxes	509	423
Accrued expenses and other current liabilities	23,355	24,706

Total current liabilities	95,929	100,973
Long-term debt	175,187	175,031
Deferred income taxes	6,357	6,546
Accrued long-term restructuring	1,184	1,559
Other long-term liabilities	958	664

Total liabilities	279,615	284,773

Commitments and contingencies (Note 10)
Minority interests	642	762

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 43,000,000 shares authorized, 20,269,920 and 18,903,165 shares issued and outstanding, respectively	203	189
Additional paid-in capital	512,320	471,991
Deferred compensation	(1,855)	(5)
Accumulated other comprehensive loss	(7,230)	(2,586)
Accumulated deficit	(67,881)	(45,420)

Total stockholders’ equity	435,557	424,169

Total liabilities, minority interests and stockholders’ equity	$715,814	$709,704

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001(1)	2002	2001(1)

	(Restated)		(Restated)

	(In thousands, except per share data)
Revenues
Product, including related party revenues of $469 and $517 for the three and six month periods ended March 31, 2002, respectively, and $3,075 and $13,934 for the periods from January 1, 2001 and October 1, 2000, through January 23, 2001, respectively (see Note 7)	$39,252	$86,667	$78,285	$178,506
Services	17,872	25,320	37,021	44,872

Total revenues	57,124	111,987	115,306	223,378

Cost of revenues
Product	25,098	43,501	49,505	90,629
Services	13,175	19,620	26,109	33,264

Total cost of revenues	38,273	63,121	75,614	123,893

Gross profit	18,851	48,866	39,692	99,485

Operating expenses
Research and development	15,441	15,431	29,575	29,010
Selling, general and administrative	19,079	23,999	37,984	47,769
Amortization of acquired intangible assets	2,556	6,942	6,189	12,635
Acquisition-related and restructuring charges	9	1,018	109	1,018

Total operating expenses	37,085	47,390	73,857	90,432

Income (loss) from operations	(18,234)	1,476	(34,165)	9,053
Interest income	2,610	2,193	5,454	6,149
Interest expense	2,674	94	5,272	300
Other income (expense), net	92	227	645	(614)

Income (loss) before income taxes and minority interests	(18,206)	3,802	(33,338)	14,288
Income tax provision (benefit)	(5,567)	6,489	(10,757)	11,517

Income (loss) before minority interests	(12,639)	(2,687)	(22,581)	2,771
Minority interests in income (loss) of consolidated subsidiaries	(63)	(95)	(120)	(152)

Net income (loss)	(12,576)	(2,592)	(22,461)	2,923
Accretion and dividends on preferred stock	—	(30)	—	(60)

Net income (loss) attributable to common stockholders	$(12,576)	$(2,622)	$(22,461)	$2,863

Earnings (loss) per share
Basic	$(0.63)	$(0.15)	$(1.12)	$0.16
Diluted	$(0.63)	$(0.15)	$(1.12)	$0.15
Shares used in computing earnings (loss) per share
Basic	20,116	17,705	20,001	17,649
Diluted	20,116	17,705	20,001	18,635

(1)	Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	March 31,

	2002	2001(1)

	(Restated)

	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$(22,461)	$2,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,111	18,932
Compensation expense related to common stock	664	15
Provision for losses on accounts receivable	439	409
Provision for excess and obsolete inventories	1,095	1,258
Deferred income taxes	(2,822)	(7,247)
Acquisition-related and restructuring charges	109	1,018
Amortization of debt discount	394	—
Minority interests	(120)	(152)
Loss on disposal of long-lived assets	103	118
Changes in operating assets and liabilities:
Accounts receivable	28,409	(19,399)
Inventories	6,905	(14,569)
Prepaid expenses and other current assets	2,556	(3,426)
Accounts payable	(4,040)	(2,420)
Deferred revenue	606	2,249
Accrued compensation and benefits	708	(2,635)
Accrued acquisition-related and restructuring costs	(1,899)	(1,161)
Accrued expenses and other current liabilities	(15,666)	20,438

Net cash provided by (used in) operating activities	8,091	(3,649)

Cash Flows From Investing Activities
Purchases of fixed assets	(11,101)	(37,232)
Acquisition of businesses, net of cash acquired	(34,439)	(29,980)
Purchases of marketable securities	(30,213)	(36,546)
Sale/maturity of marketable securities	19,936	63,542
Proceeds from sale of long-lived assets	—	2
Increase in other assets	(11,128)	(2,518)

Net cash used in investing activities	(66,945)	(42,732)

Cash Flows From Financing Activities
Payments of short-term borrowings	—	(16,000)
Payments of long-term debt and capital lease obligations	(897)	(272)
Proceeds from issuance of common stock, net of issuance costs	3,983	2,722

Net cash provided by (used in) financing activities	3,086	(13,550)

Elimination of net cash activities on pooling of interest transaction	—	(1,119)

Effects of exchange rate changes on cash and cash equivalents	(761)	(207)

Net decrease in cash and cash equivalents	(56,529)	(61,257)
Cash and cash equivalents, beginning of period	160,239	133,636

Cash and cash equivalents, end of period	$103,710	$72,379

(1)	Restated to reflect the acquisition of Progressive Technologies, Inc., in a pooling of interests transaction effective July 12, 2001.

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

      The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/ A, filed with the United States Securities and Exchange Commission for the year ended September 30, 2001.

      On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations for the three and six months ended March 31, 2002 and the Consolidated Statement of Cash Flows for the six months ended March 31, 2002, include the results of IAS for the period subsequent to its acquisition.

      On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo Group”). The Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company (“Tec-Sem”). TecSem is a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, formerly located in Valencia, California, is a leading supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the six months then ended include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A summary of the adjustments for the three months ended March 31, 2002 is as follows:

Decrease in revenue	$1,192,000
Increase in income tax benefit	$318,000

      A summary of the adjustments for the six months ended March 31, 2002 is as follows:

Decrease in revenue	$4,465,000
Increase in income tax benefit	$1,440,000

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of this change on the reported results for the three and six months ended March 31, 2002 is as follows:

Consolidated Statement of Operations Data:

	For the Three Months
	Ended		For the Six Months Ended
	March 31, 2002		March 31, 2002

	As Restated	As Reported	As Restated	As Reported

Revenues
Product	$39,252	$39,767	$78,285	$82,485
Services	17,872	18,549	37,021	37,286

Total revenues	57,124	58,316	115,306	119,771
Cost of revenues
Product	25,098	25,098	49,505	49,505
Services	13,175	13,175	26,109	26,109

Total cost of revenues	38,273	38,273	75,614	75,614
Gross profit	18,851	20,043	39,692	44,157
Operating expenses
Research and development	15,441	15,441	29,575	29,575
Selling, general and administrative	19,079	19,079	37,984	37,984
Amortization of acquired intangible assets	2,556	2,556	6,189	6,189
Acquisition-related and restructuring charges	9	9	109	109

Total operating expenses	37,085	37,085	73,857	73,857
Income (loss) from operations	(18,234)	(17,042)	(34,165)	(29,700)
Interest income	2,610	2,610	5,454	5,454
Interest expense	2,674	2,674	5,272	5,272
Other income (expense), net	92	92	645	645

Loss before income taxes and minority interests	(18,206)	(17,014)	(33,338)	(28,873)
Income tax benefit	(5,567)	(5,249)	(10,757)	(9,317)

Loss before minority interests	(12,639)	(11,765)	(22,581)	(19,556)
Minority interests in loss of consolidated subsidiary	(63)	(63)	(120)	(120)

Net loss	(12,576)	(11,702)	(22,461)	(19,436)

Loss per share
Basic	$(0.63)	$(0.58)	$(1.12)	$(0.97)
Diluted	$(0.63)	$(0.58)	$(1.12)	$(0.97)
Shares used in computing loss per share
Basic	20,116	20,116	20,001	20,001
Diluted	20,116	20,116	20,001	20,001

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet Data:

	March 31, 2002

	As Restated	As Reported

Accounts receivable, net	$76,140	$80,605
Prepaid expenses and other current assets	$12,192	$11,782
Total current assets	$333,408	$337,463
Total assets	$715,814	$719,869
Accrued income taxes payable	$—	$1,030
Total current liabilities	$95,929	$96,959
Total liabilities	$279,615	$280,645
Accumulated deficit	$(67,881)	$(64,856)
Total stockholders’ equity	$435,557	$438,582
Total liabilities, minority interests and stockholders’ equity	$715,814	$719,869

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

      The results of operations previously reported by the separate companies prior to the acquisition of PTI and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

	Three Months	Six Months
	Ended March 31,	Ended March 31,
	2001	2001

Revenues
Brooks Automation, Inc.	$108,740	$216,318
Progressive Technologies, Inc.	3,247	7,060

	$111,987	$223,378

Net income (loss)
Brooks Automation, Inc.	$(2,703)	$2,276
Progressive Technologies, Inc.	81	647

	$(2,622)	$2,923

     Purchase Transactions

     IAS

      On February 15, 2002, the Company acquired IAS, two privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. The transaction was accounted for as a purchase in accordance with

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 141. In consideration, the Company paid IAS and its stockholders (the “Sellers”) $5.4 million of cash and issued or reserved for issuance 209,573 shares of Brooks common stock with a value of $9.9 million at the time of closing. Of these shares, 140,600 have been reserved for issuance to the sellers over a period of three years in accordance with the terms of the acquisition agreement, subject to adjustment for any indemnification claims that may arise within two years of the acquisition date. Additionally, 103,299 of the 140,600 shares are issuable contingent upon employment obligations to be fulfilled by certain key IAS employees ratably over the three year period subsequent to the acquisition. These shares will be recorded as compensation expense at the time of issuance.

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

Consideration:
Cash	$5,430
Common stock issued	4,339
Transaction costs	943

Total consideration	10,712

Fair value of net liabilities assumed	2,109
Deferred compensation	532

Fair value of net liabilities assumed	1,577

Preliminary excess of consideration over fair value of net liabilities assumed	12,289
Preliminary allocation of excess consideration to identifiable intangible assets:
Completed technology	5,706
Trademarks and trade names	385
Non-competition agreements	320

6,411

Preliminary allocation of excess consideration to goodwill	$5,878

     Fab Air

      On December 15, 2001, the Company acquired Fab Air, a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. In consideration, the Company paid

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consideration:
Cash	$11,413
Transaction costs	160

Total consideration	11,573
Fair value of net tangible assets acquired	3,541

Preliminary excess of consideration over fair value of net tangible assets acquired	8,032
Preliminary allocation of excess consideration to identifiable intangible assets:
Completed technology	3,574
Trademarks and trade names	241
Non-competition agreements	201

4,016

Preliminary allocation of excess consideration to goodwill	$4,016

     Tec-Sem

      On October 9, 2001, the Company acquired Tec-Sem, a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. In consideration, the Company paid $13.7 million of cash and issued 155,000 shares of Brooks common stock with a market value of $5.1 million

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consideration:
Cash, net of cash acquired of $223	$13,742
Common stock	5,872
Transaction costs	292

Total consideration	19,906
Fair value of net tangible assets acquired	1,981

Excess of consideration over fair value of net liabilities assumed	17,925
Allocation of excess consideration to identifiable intangible assets:
Completed technology	7,023

Allocation of excess consideration to goodwill	$10,902

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

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and goodwill will be made upon completion of the analysis of their fair values. A summary of the transaction is as follows (in thousands):

Consideration:
Common stock	$26,222
Cash	177
Transaction costs	777

Total consideration	27,176
Fair value of net tangible assets acquired	5,844

Preliminary excess of consideration over fair value of net tangible assets acquired	21,332
Preliminary allocation of excess consideration to identifiable intangible assets:
Completed technology	9,300
Trademarks and trade names	600
Non-competition agreements	200

10,100

Preliminary allocation of excess consideration to goodwill	$11,232

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Restated)		(Restated)
Revenues	$57,124	$116,386	$115,306	$239,012
Net income (loss)	$(12,576)	$(4,452)	$(22,461)	$390
Earnings (loss) per share (diluted)	$(0.63)	$(0.24)	$(1.12)	$0.02

3.     Goodwill and Intangible Assets

      The Company has elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company recorded amortization expense of $2.6 million and $6.5 million for its amortizable intangible assets for the three and six

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended March 31, 2002, respectively. Estimated future amortization expense on the intangible assets recorded by the Company as of March 31, 2002 is as follows (in thousands):

Year Ended September 30,

2002	$14,700
2003	$14,500
2004	$13,200
2005	$8,000
2006	$4,300

      The amortization of goodwill excluded from the Company’s results of operations for the three and six months ended March 31, 2002 as a result of the adoption of FAS 142 totaled $8.3 million and $16.0 million, respectively.

      The changes in the carrying amount of goodwill by segment for the three months ended December 31, 2001 and March 31, 2002 are as follows (in thousands):

	Tool	Factory	Factory
	Automation	Interface	Automation
	Systems	Solutions	Solutions	Other	Total

Balance at September 30, 2001	$4,751	$24,138	$31,239	$—	$60,128
Adjustments to goodwill:
Reclassify assembled workforces to goodwill in accordance with FAS 141	450	1,059	5,066	—	6,575
Acquisitions	—	23,223	—	—	23,223
Purchase accounting adjustments on prior period acquisitions	(24)	(3,136)	21	—	(3,139)
Foreign currency translation	(67)	(5)	(50)	—	(122)

Balance at December 31, 2001	5,110	45,279	36,276	—	86,665
Adjustments to goodwill:
Reclassify assembled workforces to goodwill in accordance with FAS 141	—	—	—	—	—
Acquisitions	—	3,408	—	5,878	9,286
Purchase accounting adjustments on prior period acquisitions	6	1,305	(948)	—	363
Foreign currency translation	(3)	(146)	(50)	—	(199)

Balance at March 31, 2002	$5,113	$49,846	$35,278	$5,878	$96,115

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

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes only, as the effect of the adoption of FAS 142 is reflected in the Company’s actual results of operations for that period (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Restated)		(Restated)
Net income (loss) attributable to common Stockholders	$(12,576)	$(2,592)	$(22,461)	$2,923
Add back goodwill and assembled workforces Amortization	—	5,409	—	10,280

Adjusted net income (loss)	$(12,576)	$2,817	$(22,461)	$13,203

Basic earnings (loss) per share
Reported earnings (loss) per share	$(0.63)	$(0.15)	$(1.12)	$0.16
Goodwill and assembled workforces amortization	—	0.30	—	0.58

Adjusted basic earnings (loss) per share	$(0.63)	$0.15	$(1.12)	$0.74

Diluted earnings (loss) per share
Reported earnings (loss) per share	$(0.63)	$(0.15)	$(1.12)	$0.15
Goodwill and assembled workforces amortization	—	0.29	—	0.55

Adjusted diluted earnings (loss) per share	$(0.63)	$0.14	$(1.12)	$0.70

      Components of the Company’s identifiable intangible assets, including preliminary allocation of the identifiable intangible assets recorded in connection with the acquisitions of IAS and GPI are as follows (in thousands):

	March 31, 2002		September 30, 2001

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$9,276	$6,210	$4,579	$2,422
Completed technology	58,598	9,314	31,575	4,081
License agreements	678	237	678	170
Trademarks and trade names	3,678	1,020	2,426	648
Non-competition agreements	2,854	921	2,133	591
Customer relationships	1,305	734	1,305	571
Assembled workforces	—	—	10,590	4,015

	$76,389	$18,436	$53,286	$12,498

      The Company was required to complete the first step of the transitional impairment testing of goodwill required under the provisions of FAS 142 by the filing of the Form 10-Q for the quarter ended March 31, 2002. The Company has completed its testing and has determined that there is no impairment as of October 1, 2001.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Earnings (Loss) Per Share

      Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Restated)		(Restated)
Basic earnings (loss) per share:
Net income (loss)	$(12,576)	$(2,592)	$(22,461)	$2,923
Accretion and dividends on preferred stock	—	(30)	—	(60)

Net income (loss) attributable to common stockholders	$(12,576)	$(2,622)	$(22,461)	$2,863

Weighted average common shares outstanding	20,116	17,705	20,001	17,649

Basic earnings (loss) per share	$(0.63)	$(0.15)	$(1.12)	$0.16

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(12,576)	$(2,622)	$(22,461)	$2,863

Weighted average common shares outstanding	20,116	17,705	20,001	17,649
Dilutive stock options and warrants	—	—	—	986

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	20,116	17,705	20,001	18,635

Diluted earnings (loss) per share	$(0.63)	$(0.15)	$(1.12)	$0.16

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

5.  Comprehensive Income (Loss)

      Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the cumulative translation adjustment, which is the only component of the Company’s accumulated other comprehensive loss. The Company’s comprehensive loss for the three months and six months ended March 31, 2002 was $13,539,000 and $27,105,000, respectively. The Company’s comprehensive loss was $5,131,000 for the three months ended March 31, 2001; comprehensive income was $71,000 for the six months then ended.

6.  Segment and Geographic Information

      The Company has three reportable segments: tool automation systems, factory interface solutions and factory automation solutions. The tool automation systems segment provides a full complement of semiconductor wafer and flat panel display substrate handling systems, products and components and products for data storage. The factory interface solutions segment provides hardware and software solutions, including

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minienvironments and automated transfer mechanisms, to isolate the semiconductor wafer from the production environment. The factory automation segment provides software products for the semiconductor manufacturing execution system (“MES”) market, including consulting and software customization. IAS, acquired on February 15, 2002, is the only component of “Other”, as the Company has not fully integrated this acquired entity into one of its segments as of March 31, 2002.

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

      Financial information for the Company’s business segments is as follows (in thousands):

	Tool	Factory	Factory
	Automation	Interface	Automation
	Systems	Solutions	Solutions	Other	Total

			(Restated)		(Restated)
Three months ended March 31, 2002
Revenues
Product	$18,890	$15,692	$3,798	$872	$39,252
Services	3,661	474	13,737	—	17,872

	$22,551	$16,166	$17,535	$872	$57,124

Gross margin	$6,454	$4,351	$8,049	$(3)	$18,851
Operating income (loss)	$(3,250)	$(4,472)	$(7,611)	$(336)	$(15,669)
Three months ended March 31, 2001
Revenues
Product	$49,192	$24,871	$12,604	$—	$86,667
Services	5,472	1,359	18,489	—	25,320

	$54,664	$26,230	$31,093	$—	$111,987

Gross margin	$18,877	$11,233	$18,756	$—	$48,866
Operating income (loss)	$7,815	$2,044	$(423)	$—	$9,436
Six months ended March 31, 2002
Revenues
Product	$35,171	$31,430	$10,812	$872	$78,285
Services	7,767	2,566	26,688	—	37,021

	$42,938	$33,996	$37,500	$872	$115,306

Gross margin	$12,940	$9,048	$17,707	$(3)	$39,692
Operating income (loss)	$(5,781)	$(7,722)	$(14,028)	$(336)	$(27,867)

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Tool	Factory	Factory
	Automation	Interface	Automation
	Systems	Solutions	Solutions	Other	Total

			(Restated)		(Restated)
Six months ended March 31, 2001
Revenues
Product	$102,071	$52,611	$23,824	$—	$178,506
Services	10,430	1,976	32,466	$—	44,872

	$112,501	$54,587	$56,290	$—	$223,378

Gross margin	$40,954	$23,007	$35,524	$—	$99,485
Operating income	$19,126	$3,819	$(239)	$—	$22,706
Assets
March 31, 2002	$159,113	$84,020	$33,368	$1,325	$277,826
September 30, 2001	$200,172	$41,608	$44,832	$—	$286,612

      A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Restated)		(Restated)
Segment operating income (loss)	$(15,669)	$9,436	$(27,867)	$22,706
Amortization of acquired intangible assets	(2,556)	(6,942)	(6,189)	(12,635)
Acquisition-related charges	(9)	(1,018)	(109)	(1,018)

Total operating income (loss)	$(18,234)	$1,476	$(34,165)	$9,053

      A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2002 and September 30, 2001 is as follows (in thousands):

	March 31,	September 30,
	2002	2001

	(Restated)
Segment assets	$277,826	$286,612
Deferred tax asset	49,250	45,888
Acquired intangible assets	54,712	32,353
Goodwill	96,115	66,703
Securities Corporation assets	237,911	278,148

	$715,814	$709,704

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Restated)		(Restated)
North America	$32,138	$61,568	$56,343	$122,950
Asia/Pacific	13,627	31,676	31,251	60,779
Europe	11,359	18,743	27,712	39,649

	$57,124	$111,987	$115,306	$223,378

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

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity related to the Company’s acquisition-related and restructuring liabilities during the six months ended March 31, 2002, is below (in thousands):

	Balance	Charged		Balance
	September 30,	to		December 31,
	2001	Expense	Utilization	2001

Facilities	$3,309	$—	$(25)	$3,284
Workforce-related	1,952	—	(1,280)	672
Other	—	100	(109)	—

	$5,261	$100	$(1,405)	$3,956

	Balance	Charged		Balance
	December 31,	to		March 31,
	2001	Expense	Utilization	2002

Facilities	$3,284	$—	$(491)	$2,793
Workforce-related	672	—	6	678
Other	—	9	(9)	—

	$3,956	$9	$(494)	$3,471

      The Company anticipates cash outlays of $1.0 million and $2.5 million through the remainder of fiscal 2002 and in subsequent years, respectively, to complete its acquisition-related and restructuring initiatives.

9.     Other Balance Sheet Information

      Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

	March 31,	September 30,
	2002	2001

	(Restated)
Accounts receivable	$81,963	$99,679
Less allowances	5,823	6,114

	$76,140	$93,565

Inventories
Raw materials and purchased parts	$35,837	$35,021
Work-in-process	12,100	12,099
Finished goods	3,768	2,175

	$51,705	$49,295

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

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Subsequent Event

      On May 14, 2002, Brooks completed the previously announced acquisition of PRI Automation, Inc. (“PRI”). PRI supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. Pursuant to the Amended and Restated Agreement and Plan of Merger between the parties, PRI was merged with and into Brooks. Stockholders of PRI received 0.52 shares of Brooks common stock for each share of PRI common stock held. Approximately 13.5 million shares of Brooks common stock were issued to PRI stockholders in the merger. Brooks has reserved an additional 3.3 million shares for issuance upon the exercise of options, warrants or other rights to purchase PRI common stock, which were assumed by Brooks and converted into options, warrants or other rights to purchase Brooks common stock.

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

     Basis of Presentation

      On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics and life sciences industries. The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations for the three and six months ended March 31, 2002 and the Consolidated Statement of Cash Flows for the six months ended March 31, 2002, include the results of IAS for the period subsequent to its acquisition.

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

     Recent Developments

      On May 14, 2002, Brooks completed the previously announced acquisition of PRI Automation, Inc. (“PRI”). PRI supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. Pursuant to the Amended and Restated Agreement and Plan of Merger between the parties, PRI was merged with and into Brooks. Stockholders of PRI received 0.52 shares of Brooks common stock for each share of PRI common stock held. Approximately 13.5 million shares of Brooks common stock were issued to PRI stockholders in the merger. Brooks has reserved an additional 3.3 million shares for issuance upon the exercise of options, warrants or other rights to purchase PRI common stock, which were assumed by Brooks and converted into options, warrants or other rights to purchase Brooks common stock.

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

      The Company reported net losses of $12.6 million and $22.5 million for the three and six months ended March 31, 2002, respectively. The Company had reported a net loss of $2.6 million for the three months ended March 31, 2001, and net income of $2.9 million for the six months then ended. The results for the three and six months ended March 31, 2002 include $2.6 million and $6.2 million, respectively, of amortization of acquired identifiable intangible assets. The Company’s results for the six months ended March 31, 2002 include $0.1 million of acquisition-related and restructuring costs; the Company recorded only $9,000 of acquisition-related and restructuring costs in the three months then ended. The results for the three and six months ended March 31, 2001 include $6.9 million and $12.6 million, respectively, of amortization of acquired identifiable intangible assets and goodwill. The Company’s results for both the three and six months ended March 31, 2001 include $1.0 million of acquisition-related and restructuring costs.

     Revenues

      The Company reported revenues of $57.1 million in the three months ended March 31, 2002, compared to $112.0 million in the same prior year period. The Company revenues for the six months ended March 31, 2002 were $115.3 million, compared to $223.4 million in the six months ended March 31, 2001. The overall decrease in revenues in the three and six months ended March 31, 2002, compared to the same prior year periods, is principally attributable to the current downturn in the semiconductor industry, partially offset by approximately $7 million and $13 million, respectively, in incremental revenues from acquisitions.

      The Company’s tool automation systems segment reported revenues of $22.6 million and $42.9 million in the three and six months ended March 31, 2002, decreases of 58.7% and 61.8%, respectively, from the same prior year periods. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by $0.5 million and $1.1 million of incremental revenues from acquisitions in the three and six month periods ended March 31, 2002, respectively. The Company’s factory interface solutions segment reported decreases in revenues of 38.4%, to $16.2 million in the three months ended March 31, 2002, and 37.7%, to $34.0 million, in the six months then ended, compared to the same prior year periods. The decrease is attributable to the current downturn in the semiconductor industry, partially offset by approximately $6.0 million and $9.5 million of incremental revenues from acquisitions in the three and six months ended March 31, 2002, respectively. The Company’s factory automation solutions segment reported revenues of $17.5 million and $37.5 million in the three and six months ended March 31, 2002, respectively. This segment’s revenues declined from the comparable prior year periods by 43.6% in the three months ended March 31, 2002 and by 33.4% in the six months then ended. The decrease resulting from the downturn in the semiconductor industry was partially offset by approximately $1.9 million of incremental revenues from acquisitions in the six months ended March 31, 2002.

      Product revenues decreased $47.4 million, or 54.7%, and $100.2 million, or 56.1%, to $39.3 million and $78.3 million, in the three and six months ended March 31, 2002, respectively, compared to the same prior year periods. These decreases are attributable to the downturn currently affecting the semiconductor industry, partially offset by incremental revenues from acquisitions of approximately $6 million and $11 million in the three and six months ended March 31, 2002, respectively.

      Service revenues for the three and six months ended March 31, 2002 were $17.9 million and $37.0 million in the three and six months ended March 31, 2002, respectively, decreases of $7.4 million, or 29.4%, and $7.9 million, or 17.5%, from the comparable prior year periods. These decreases are attributable to the current industry downturn, partially offset by incremental revenues from acquisitions of approximately $1 million and $2 million in the three and six months ended March 31, 2002, respectively.

      Foreign revenues were $25.2 million, or 44.1% of revenues, and $49.0 million, or 43.7% of revenues, in the three month periods ended March 31, 2002 and 2001, respectively. Foreign revenues comprised $59.2 million, or 51.3% of revenues, and $97.7 million, or 43.7% of revenues, in the six month periods ended March 31, 2002 and 2001, respectively. The Company’s expanded global presence through its recent international acquisitions and expanded sales and marketing activities has contributed to the increase in international revenues as a percentage of total revenues. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. However, the Company cannot guarantee that foreign revenues will remain a major component of the Company’s total revenues.

     Gross Margin

      Gross margin decreased to 33.0% for the three months ended March 31, 2002, compared to 43.6% for the same prior year period. Gross margin was 34.4% for the six months ended March 31, 2002, a decrease from 44.5% in the comparable prior year period. The overall decrease in gross margin is primarily attributable to lower revenue levels which are a result of the current downturn affecting the semiconductor industry. These lower revenue levels impact cost absorption, exerting downward pressure on gross margins. In the three and six months ended March 31, 2002, the Company provided $0.6 million and $1.1 million for excess and obsolete inventories. The charge is an estimate of reserve requirements based on an analysis the Company performs on a periodic basis. As a result of the continuing downturn in the semiconductor industry, on-hand inventory levels continue to exceed expected demand.

      The Company’s tool automation systems segment gross margin decreased to 28.6% and 30.1% for the three and six months ended March 31, 2002, respectively, from 34.5% and 36.4% in the comparable prior year periods. The changes are the net result of the impact of the industry downturn, partially offset by changes in product mix. Gross margins for the Company’s factory interface solutions segment were 26.9% and 26.6% for the three and six months ended March 31, 2002, compared to 42.8% and 42.1% in the same prior year periods. The decreases are primarily the result of changes in product and services mix, combined with the current downturn in the semiconductor industry. The Company’s factory automation solutions segment gross margins decreased to 45.9% and 47.2% in the three and six months ended March 31, 2002, respectively, from 60.3% in the three months ended March 31, 2001 and 63.1% in the six months then ended. The decreases are primarily attributable to changes in product and services mix; specifically, a decrease in higher margin license revenues partially offset by an increase in lower margin service revenues.

      Gross margins on product revenues were 36.1% and 36.8% for the three and six months ended March 31, 2002, respectively, down from 49.8% and 49.2% in the comparable prior year periods. The decreases are primarily attributable to the current semiconductor industry downturn and the resulting downward pressure on sales volume, pricing and margins. Gross margins on service revenues were 26.3% and 29.5% for the three and six months ended March 31, 2002, respectively. This compares to 22.5% and 25.9% in the three and six months ended March 31, 2001. The improvement in both the three and six month periods is principally attributable to higher software service revenues as a percentage of total revenues.

      In future periods, gross margin may be adversely affected by changes in product mix and/or price competition.

     Research and Development

      Research and development expenses remained stable for the three and six months ended March 31, 2002, at $15.4 million and $29.6 million, respectively, compared to $15.4 million and $29.0 million in the same prior year periods. This is primarily attributable to lower personnel costs resulting from the consolidation of research and development efforts, offset by incremental research and development expenses related to acquisitions of approximately $3 million and $5 million in the three and six months ended March 31, 2002. Excluding these incremental expenses, research and development expenses would have decreased 18.1% and 13.7% in the three and six month periods ended March 31, 2002, compared to the same prior year periods. Research and development expenses increased as a percentage of revenues in the three and six month periods ended March 31, 2002, to 27.0% and 25.6%, respectively, compared to 13.8% and 13.0% in the three and six months ended March 31, 2001, respectively. The increase in these expenditures as a percentage of revenues in the current year from the prior year periods is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries.

     Selling, General and Administrative

      Selling, general and administrative expenses decreased in both the three and six month periods ended March 31, 2002, compared to the same prior year periods. Selling, general and administrative expenses were $19.1 million in the three months ended March 31, 2002, a decrease of 20.5% from $24.0 million in the same prior year quarter. Selling, general and administrative expenses for the six months ended March 31, 2002 were $38.0 million, also 20.5% lower compared to the same prior year period. However, selling, general and administrative expenses increased as a percentage of revenues, to 33.4% and 32.9% in the three and six months ended March 31, 2002, from 21.4% in both the three and six months ended March 31, 2001. The increase in these expenditures as a percentage of revenues for the three and six months ended March 31, 2002, is primarily attributable to the lower sales volumes resulting from the downturn currently affecting the semiconductor industry. The decrease in absolute spending reflects the impact of the Company’s ongoing cost reduction activities and synergies from recent acquisitions. These acquisitions accounted for approximately $3 million and $5 million of expenses in the three and six months ended March 31, 2002.

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

     Acquisition-related Charges

      The Company reported $9,000 and $0.1 million of acquisition-related charges in the three and six month periods ended March 31, 2002, respectively, primarily legal and accounting fees incurred for the acquisition of PTI. The Company recorded $1.0 million in both the three and six month periods ended March 31, 2001, which principally relate to legal fees and costs to perform due diligence incurred for the initial merger attempt with PRI. The activity related to the Company’s acquisition-related and restructuring liabilities during the six months ended March 31, 2002, is below (in thousands):

	Balance	Charged		Balance
	September 30,	to		December 31,
	2001	Expense	Utilization	2001

Facilities	$3,309	$—	$(25)	$3,284
Workforce-related	1,952	—	(1,280)	672
Other	—	100	(109)	—

	$5,261	$100	$(1,405)	$3,956

	Balance	Charged		Balance
	December 31,	to		March 31,
	2001	Expense	Utilization	2002

Facilities	$3,284	$—	$(491)	$2,793
Workforce-related	672	—	6	678
Other	—	9	(9)	—

	$3,956	$9	$(494)	$3,471

     Interest Income and Expense

      Interest income decreased by $0.4 million, to $2.6 million, in the three months ended March 31, 2002 and by $0.7 million, to $5.5 million, in the six months then ended, compared to the same prior year periods, primarily as a result of lower interest rates coupled with lower balances available for investment. Interest expense in the three and six month periods ended March 31, 2002, is principally comprised of $2.3 million and $4.6 million, respectively, related to the Company’s Convertible Subordinated Notes and imputed interest expense on the notes payable related to the Company’s recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million and $0.4 million, respectively. Interest expense of $0.1 million and $0.3 million in the three and six months ended March 31, 2001, respectively, is primarily related to the Company’s note payable to Daifuku America in connection with the acquisition of ASC and ASI. This note was paid in full on January 5, 2001.

     Income Tax Provision (Benefit)

      The Company recorded a net income tax benefit of $10.8 million for the six months ended March 31, 2002 and income tax expense of $11.5 million in the comparable prior year period. The tax benefit is attributable to the loss in the current quarter. The prior year period tax provision is attributable to federal, state and foreign income taxes. Federal and state taxes have been reduced for net operating losses, research and development and foreign tax credits and an extraterritorial income benefit which replaced the foreign sales corporation benefit.

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

      Cash and cash equivalents were $103.7 million at March 31, 2002, a decrease of $56.5 million from September 30, 2001. This decrease in cash and cash equivalents is primarily due to capital expenditures of $11.1 million and $34.4 million of payments for the Company’s recent acquisitions, including $6.4 million relating to IAS, $14.0 million relating to Tec-Sem and $11.6 million relating to the Zygo Group.

      Cash provided by operations was $8.1 million for the six months ended March 31, 2002, and is primarily attributable to the Company’s net loss $22.5 million, adjusted for depreciation and amortization of $13.1 million and a decrease in accounts receivable of $28.4 million, partially offset by decreases in accounts payable and accrued expenses and other current liabilities of $4.0 million and $15.7 million, respectively.

      The Company’s days sales outstanding (“DSO”) was 120 for the three months ended March 31, 2002 compared to 97 for the same prior year period. The decrease in revenues for the current year period was disproportionate to the decrease in accounts receivable, thereby adversely impacting DSO.

      Cash used in investing activities was $66.9 million for the six months ended March 31, 2002, and is principally comprised of $6.4 million for the acquisition of IAS, $11.6 million for the acquisition of the Zygo Group, $14.0 million for the acquisition of Tec-Sem, net of cash acquired, $2.4 million for other acquisitions, net of cash acquired, $11.1 million used for capital additions, $11.1 million in increases to other assets and $30.2 million invested in marketable securities. These expenditures were partially offset by the sale of $19.9 million of the Company’s investments in marketable securities.

      Cash provided by financing activities was $3.1 million, and is comprised of $4.0 million of cash from the exercise of options to purchase the Company’s common stock and sales through the Company’s employee stock purchase program, partially offset by $0.9 million for the payment of long-term debt.

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

      In connection with its acquisition of SimCon, the Company issued a note payable to the selling stockholders for $750,000, payable in one year. This note will be settled with shares of the Company’s common stock. No cash payment will be required.

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

		Less than	One to Three	Four to Five
	Total	One Year	Years	Years	Thereafter

Contractual obligations
Operating leases	$25,059	$6,765	$7,524	$4,771	$5,999
Debt	192,756	17,568	187	—	175,000
Interest on convertible subordinated notes	54,031	8,312	16,625	16,625	12,469

Total contractual obligations	$271,846	$32,465	$24,336	$21,396	$193,468

Severance-related restructuring	$678	$678	$—	$—	$—

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

      Brooks’ future operations depend in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly impair Brooks’ operations. Moreover, continued delay in transition to 300mm technology could permit Brooks’ competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm Brooks’ results of operations. Brooks’ merger with PRI does not mitigate this risk. Manufacturers implementing factory automation in 300mm pilot projects typically seek to purchase systems from multiple vendors. To date, nearly all manufacturers with pilot projects have selected PRI’s competitors’ systems for these projects. Manufacturers’ awards to PRI’s competitors of early 300mm orders could make it more difficult for Brooks to win orders from those manufacturers for their full-scale 300mm production facilities.

PRI’s difficulties with production of its TurboStocker product could adversely affect Brooks’ ability to compete in the 300mm wafer technology marketplace.

      In late fiscal 2000 and early fiscal 2001, PRI encountered manufacturing and supply chain problems related to its recently introduced TurboStocker product, which PRI had planned to begin manufacturing in high volume in the fourth quarter of fiscal 2000 in response to increased customer demand at the time. These problems caused delays in shipments and in customer acceptance of these systems, and in some cases required repair or retrofit of TurboStockers already installed in the field. PRI’s TurboStocker manufacturing problems, to the extent they have undermined or may undermine potential 300mm customers’ confidence in PRI’s ability to manufacture and deliver complex factory automation systems in a timely manner and at acceptable quality levels, have adversely affected, and may continue to adversely affect, PRI’s reputation and, as a result, the competitive position of Brooks in the market for 300mm products.

Risk Factors Relating to Brooks’ Acquisitions

Failure of the merger of PRI into Brooks to achieve potential benefits could harm the business and operating results of the combined company.

      Brooks acquired PRI on May 14, 2002. Brooks expects that the combination of Brooks and PRI will result in potential benefits for the combined company. The merger will not achieve its anticipated benefits unless Brooks successfully combines its operations with those of PRI and integrates the two companies’ products in a timely manner. Integrating Brooks and PRI will be a complex, time consuming and expensive process and may result in revenue disruption if not completed in a timely and efficient manner. The companies must operate as a combined organization using common:

•	sales, marketing, service and support organizations;

•	information communication systems;

•	operating procedures;

•	financial controls; and

•	human resource practices, including benefit, training and professional development programs.

      There may be substantial difficulties, costs and delays involved in integrating Brooks and PRI. These could include:

•	distracting management from the business of the combined company;

•	supply chain coordination;

•	problems with compatibility of business cultures;

•	customer perception of an adverse change in service standards, business focus, billing practices or product and service offerings;

•	costs and inefficiencies in delivering products and services to the customers of the combined company;

•	problems in successfully coordinating the research and development efforts of the combined company;

•	integrated sales, support and product marketing;

•	costs and delays in implementing common systems and procedures, including financial accounting and enterprise resource planning systems; and

•	the inability to retain and integrate key management, research and development, technical sales and customer support personnel.

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

      Brooks plans to continue to pursue additional acquisitions of related businesses. Brooks’ identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on Brooks’ business, diversion of Brooks management’s attention and risks associated with unanticipated problems or latent liabilities. If Brooks is successful in pursuing future acquisitions, Brooks may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect Brooks’ results of operations and be dilutive to its stockholders. If Brooks spends significant funds or incurs additional debt, Brooks’ ability to obtain financing for working capital or other purposes could decline, and Brooks may be more vulnerable to economic downturns and competitive pressures. Brooks cannot guarantee that it will be able to finance additional acquisitions or that it will realize any anticipated benefits from acquisitions that Brooks completes. Should Brooks successfully acquire another business, the process of integrating acquired operations into Brooks’ existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of Brooks’ existing business.

Risk Factors Relating to Brooks’ Operations

Brooks’ sales volume substantially depends on the sales volume of Brooks’ original equipment manufacturer customers and on investment in major capital expansion programs, retrofits and upgrades by end user semiconductor manufacturing companies.

      Brooks sells a majority of its tool automation products to original equipment manufacturers that incorporate Brooks’ products into their equipment. Therefore, Brooks’ revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. Approximately 45% of Brooks’ total revenue for the six months ended March 31, 2002 and approximately 56% of Brooks’ total revenue in fiscal 2001 comes from sales to original equipment manufacturers. Almost all of PRI’s revenue from its OEM Systems division, which accounted for approximately 17% of PRI’s total net revenue for the three months ended December 31, 2001 and approximately 39% of PRI’s total net revenue in fiscal 2001, comes from sales to original equipment manufacturers. Approximately 30% and 51% of the combined revenue of Brooks and PRI came from sales to these customers in the three months ended December 31, 2001 and fiscal 2001, respectively.

      Brooks also generates significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits and upgrades. Brooks’ revenues depend, in part, on continued capital investment by semiconductor manufacturing companies. Approximately 55% of Brooks’ total revenue for the six months ended March 31, 2002 and approximately 44% of Brooks’ total revenue in fiscal 2001 comes from sales to semiconductor manufacturing companies. Almost all of PRI’s revenue from its Factory Systems and Software Systems divisions, which accounted for approximately 83% of PRI’s total net revenue for the three months ended December 31, 2001 and approximately 61% of PRI’s total net revenue in fiscal 2001, comes from sales to semiconductor manufacturing companies. Approximately 70% and 49% of the combined revenue of Brooks and PRI came from sales to these customers in the three months ended December 31, 2001 and fiscal 2001, respectively.

Brooks relies on a relatively limited number of customers for a large portion of its revenues and business.

      Brooks receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect Brooks’ revenue, business and reputation. Sales to Brooks’ ten largest customers accounted for approximately 31% of total revenues in the six months ended March 31, 2002, 37% of total revenues in fiscal 2001 and 40% of total revenues in fiscal 2000. Sales to PRI’s top ten customers accounted for 61% of PRI’s total net revenue in fiscal 2001 and 54% in fiscal 2000. In fiscal 2001, sales to Intel accounted for 21% and sales to KLA-Tencor accounted for 11% of PRI’s total net revenue.

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

      For some products, or components or specialized processes that PRI uses in its products, PRI depends on subcontractors or has available only one or a few suppliers. For example, PRI’s TurboStocker, AeroLoader, AeroTrak and Guardian products each include components and assemblies for which PRI has qualified, or for which there exists, only one supplier or a small number of suppliers. In general, PRI does not have long-term agreements with these suppliers, or agreements that obligate them to supply all of PRI’s requirements for such components or assemblies. Also, PRI relies on Shinsung Engineering Co. Ltd. to manufacture its TurboStocker product for delivery in the Asian market and to provide related customer support. PRI has a Master Engineering Services Agreement with Shinsung, which provides the general terms and conditions under which PRI may from time to time request that Shinsung perform engineering projects to PRI. The scope of each project and the related price and other terms are defined in separate statements of work to be agreed upon by PRI and Shinsung. The agreement provides that all intellectual property created by Shinsung in the course of any such project will belong to PRI. PRI also has a Master Manufacturing Services Agreement with Shinsung, which provides the general terms and conditions under which PRI may from time to time request that Shinsung manufacture products for PRI. The specifications for any products to be manufactured, and related price and other terms, are to be defined in one or more separate purchase orders to be issued by PRI to Shinsung. These agreements with Shinsung are non-exclusive, contain customary provisions entitling either party to terminate the agreement in the event of a material breach of the agreement by, or the insolvency of, the other party, and also may be terminated by PRI at any time for its convenience.

      The agreements both expire in October 2004. PRI’s reliance on subcontractors gives PRI less control over the manufacturing process and exposes PRI to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. PRI intends to outsource additional aspects of its manufacturing operations to subcontractors and suppliers. PRI could experience disruption in obtaining products or needed components and may be unable to develop alternatives in a timely manner. If PRI is unable to obtain adequate deliveries of products or components for an extended period of time, PRI may have to pay more for inventory, parts and other supplies, seek alternative sources of supply or delay shipping products to its customers. These outcomes could damage PRI’s relationships with customers. Any such increased costs, delays in shipping or damage to customer relationships could seriously harm Brooks’ business.

      PRI’s dependence on third-party suppliers could harm its ability to negotiate the terms of its future business relationships with these parties, and PRI may be unable to replace any of them on terms favorable to it. In addition, outsourcing PRI’s manufacturing to third parties may require PRI to share its proprietary information with these suppliers. Although PRI enters into confidentiality agreements with these third parties, these agreements may not adequately protect PRI’s proprietary information.

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

      For example, beginning late in the third quarter of fiscal 2000, PRI encountered manufacturing and supply chain problems relating to its TurboStocker product, which PRI had planned to begin manufacturing in high volume in the fourth quarter of fiscal 2000 in response to increased customer demand at that time. These problems have delayed shipments and customer acceptance, which caused PRI’s revenues for fiscal 2000 and 2001 to be lower than expected and also contributed to its net losses for these periods. Since PRI discovered these problems, it has incurred expenditures of $15.4 million to address them, consisting of approximately $3.4 million for associated engineering costs, $5.7 million of additional warranty costs, and $6.3 million to repair or retrofit TurboStockers already installed in the field where necessary. These costs also contributed to PRI’s losses for these periods. Of these costs, the $6.3 million reserve for repairs and retrofits was recorded as a special charge in the fourth quarter of PRI’s fiscal year 2001. The balance of the costs were recorded in PRI’s results of operations during the period beginning with the fourth quarter of its fiscal year 2000 and ending with the last quarter of its fiscal year 2001. PRI has also consolidated its TurboStocker manufacturing operations into a single location, upgraded its enterprise resource planning system and outsourced additional manufacturing of components and subassemblies. PRI’s efforts to date may be insufficient to resolve its manufacturing problems with its TurboStocker, and PRI may encounter similar difficulties and delays in the future.

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

      Sales to customers outside North America accounted for approximately 51% of Brooks’ total revenues in the six months ended March 31, 2002, 50% in fiscal 2001, 48% in fiscal 2000 and 43% in fiscal 1999. Sales to customers outside the United States accounted for approximately 32% of PRI’s total revenues in the three months ended December 31, 2001, 38% in fiscal 2001, 36% in fiscal 2000 and 33% in fiscal 1999. Brooks anticipates that international sales will continue to account for a significant portion of its revenues. Many of Brooks’ vendors are located in foreign countries. As a result of its international business operations, Brooks is subject to various risks, including:

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

      Brooks received notice from General Signal Corporation twice in 1992 and once in 1994, alleging certain of Brooks’ tool automation systems products that Brooks sells to semiconductor process tool manufacturers infringed General Signal’s patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by Brooks, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents. Brooks cannot guarantee that it would prevail in any litigation by Applied Materials seeking damages or expenses from Brooks or to enjoin Brooks from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to Brooks on reasonable terms, if at all. A material portion of Brooks’ revenues for the six months ended March 31, 2002 and fiscal 2001 derive from the products that General Signal originally alleged infringed its patent rights.

Brooks does not have long-term contracts with its customers and Brooks’ customers may cease purchasing Brooks’ products at any time.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

     Interest Rate Exposure

      Based on Brooks’ overall interest exposure at March 31, 2002, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect Brooks’ consolidated results of operations or financial position.

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

None

      (b) The following reports on Form 8-K were filed during the quarterly period ended March 31, 2002:

(1) Current Report on Form 8-K filed on March 1, 2002, relating to the Company’s acquisition of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc.

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