Form 10-Q/A
period 2002-06-30
BROOKS-PRI AUTOMATION INC
filed 2002-10-07
CIK 933974

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

Yes   ☑   No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date (June 30, 2002):

Common stock, $0.01 par value	33,913,439 shares

BROOKS-PRI AUTOMATION, INC.

INDEX

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	Page 3

Signatures	Page 4

BROOKS-PRI AUTOMATION, INC.

PART  II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Brooks Automation, Inc. (the “Company”) was held on May 13, 2002, at which the stockholders voted to:

(i) issue shares of the Company’s common stock in the Company’s acquisition of PRI Automation, Inc.;

(ii) elect five directors to the Company’s board of directors for terms of office expiring at the 2003 Annual Meeting of Stockholders;

(iii) approve an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 43,000,000 to 100,000,000;

(iv) approve an amendment to the Company’s 1995 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan from 750,000 to 1,500,000;

(v) approve an amendment to the Company’s 1993 Nonemployee Director Stock Option Plan to increase the shares reserved for issuance thereunder from 190,000 to 690,000, and to effect additional changes relating to grants of options under the plan; and

(vi) approve an amendment to the Company’s 2000 Combination Stock Option Plan to increase the number of shares reserved for issuance under the plan from 1,000,000 to 6,000,000.

     The Company’s stockholders voted on these matters as follows:

(i) To approve the issuance of shares in connection with the Merger, with 12,309,354 shares voting for, 734,085 shares voting against, 44,568 shares abstaining and 2,310,516 broker non-voting shares.

(ii) To elect each of the following to the board of directors of the Company;

(A) Robert J. Therrien, with 14,626,260 shares voting for and 772,263 shares withheld,

(B) Roger D. Emerick, with 15,093,690 shares voting for and 304,833 shares withheld,

(C) Amin J. Khoury, with 15,093,290 shares voting for and 305,233 shares withheld,

(D) Juergen Giessman, with 15,093,590 shares voting for and 304,933 shares withheld, and

(E) Joseph R. Martin, with 15,094,143 shares voting for and 304,380 shares withheld.

There were no shares abstaining or broker non-voting shares with respect to the election of directors.

(iii) To amend the Company’s certificate of incorporation, with 12,290,278 shares voting for, 755,653 shares voting against, 43,062 shares abstaining and 2,309,530 broker non-voting shares.

(iv) To amend the Company’s 1995 Employee Stock Purchase Plan, with 12,234,185 shares voting for, 806,022 shares voting against, 48,786 shares abstaining and 2,309,530 broker non-voting shares.

(v) To amend the Company’s 1993 Nonemployee Director Stock Option Plan, with 11,597,757 shares voting for, 1,471,309 shares voting against, 19,927 shares abstaining and 2,309,530 broker non-voting shares.

(vi) To amend the Company’s 2000 Combination Stock Option Plan, with 7,382,945 shares voting for, 5,687,908 shares voting against, 18,140 shares abstaining and 2,309,530 broker non-voting shares.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS-PRI AUTOMATION, INC.

DATE: October 7, 2002	/s/ Ellen B. Richstone Ellen B. Richstone Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

4