Form 10-K
period 2002-09-30
BROOKS-PRI AUTOMATION INC
filed 2002-12-30
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2002

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

978-262-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Rights to Purchase Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

      The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of November 29, 2002, was $420,651,596.68 based on the closing price per share of $14.44 on that date on the Nasdaq Stock Market. As of November 29, 2002, 36,384,753 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

      Brooks-PRI Automation, Inc. (“Brooks” or the “Company”) is a leading supplier of automation products and solutions for the global semiconductor and related industries such as the data storage, flat panel display and other precision electronics manufacturing industries. Brooks has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company’s offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the movement and management of wafers and reticles in the wafer fabrication facility. Through a program of investment and acquisition, Brooks has emerged as one of the leading suppliers of factory and equipment automation solutions for semiconductor manufacturers and original equipment manufacturers (“OEMs”). During fiscal 2002, the Company continued its program of strategic investment and acquisitions designed to broaden the depth and breadth of its offerings and market position.

      The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs, which are, in turn, dependent on the current and anticipated market demand for semiconductors and electronics equipment. The Company’s revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor and electronics manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn, which began to impact the Company in the third quarter of fiscal 2001, and has continued throughout fiscal 2002. The downturn has affected revenues, gross margins and operating results. In response to this prolonged and continuing downturn, the Company has initiated, and continues to implement, cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. These cost management initiatives have included consolidation of facilities, reductions to headcount, salary and wage reductions and reduced spending.

Industry Background

      Fabrication of semiconductors and flat panel displays requires a large number of complex process steps in which electrically insulating or conductive materials are deposited and etched into patterns on the surface of a substrate or wafer. To become fully processed a bare silicon wafer will pass through as many as 400 or more process steps.

      State-of-the-art semiconductor manufacturing creates on-chip features 1,000 times narrower than a human hair, and it must observe tight control limits for the dimensions of those features. The semiconductor manufacturing process is extremely equipment-intensive with a strong dependence on automation of the material handling and processing. A fabrication facility, or “fab,” contains hundreds of manufacturing tools. Wafer fabs typically process wafers in lots of 25. A flat panel display substrate may contain as few as two laptop computer displays, while a wafer may contain more than 500 semiconductor chips. One manufacturing facility could at any moment be processing wafers that will result in hundreds of different end products. The slightest drift or malfunction in any of the tools at any of the process steps can cause a process deviation. A manufacturing problem or deviation in a wafer fabrication plant can ruin an entire lot of 25 wafers, or multiple lots. One lot of 300mm (i.e. about 12 inches in diameter) wafers can be worth up to $1 million. The majority of wafers today are 200mm in size. As the industry shifts to the larger 300mm wafer sizes, the weight and cost of the carrier requires automated material handling systems.

      Full automation is required to manage automated material movement within a fab, which now includes intrabay (production unit/carrier delivery directly to a manufacturing tool) in addition to the more traditional interbay (material movement between larger manufacturing areas) activities. This dependency on automated material handling to deliver the right wafers to the right tool at the right time with minimal operator intervention greatly increases the scope of automation requirements.

      As a result, semiconductor manufacturing has become and continues to be increasingly automated. Today, almost every aspect of processing includes automation, from material handling to tracking work-in-process to process control and scheduling. Factory and equipment automation directly impact factory performance. Factory performance, in turn, drives semiconductor manufacturers’ ability to:

•	get to market first when product profitability is greatest; and

•	drive manufacturing costs down to remain competitive in the face of constant downward price pressure.

      The Company operates in the following three segments:

Equipment Automation

      Equipment Automation includes systems and modules for use within semiconductor process equipment. These products automate the movement of wafers into and out of semiconductor manufacturer process chambers and provide an integration point between factory automation systems and process tools. The primary customers for these products are original equipment manufacturers of process tool equipment. Semiconductor and flat panel display process tools generally use vacuum environments for processes such as deposition and etch, and atmospheric environments for metrology photolithography and other processes. Vacuum equipment is typically designed as cluster tools and atmospheric equipment is typically designed as in-line handling systems.

      Cluster tool handling systems typically link together multiple chambers for processes such as deposition, etch and heating/ cooling of the substrate around a transfer robot located in a central vacuum chamber. In-line handling systems are most often used in the front of process equipment to load the wafers from their carriers into the tool, typically using an atmospheric transfer robot located on a horizontal traverser or multiple axis robots.

      Semiconductor manufacturers with 300mm and advanced 200mm fabs utilize mini-environment technology for their manufacturing. Mini-environment technology permits a factory to cost-effectively maintain the wafers in an enclosed carrier, called a pod, to provide an environment that is 1,000 times cleaner than one that is typically found in a surgical operating room.

      High-end mini-environments, or enclosures, are also used to isolate processing tools from their environment. Equipment Automation includes mini-environments and their transfer modules, called load ports, for handling the wafer in a cleaner environment than the production environment. Equipment Automation also includes high-precision airflow and pressure controls for key semiconductor manufacturing applications such as track, furnace and wet stations.

Factory Automation Hardware

      Factory Automation Hardware systems include automated material handling systems and modules for use within the factory, wafer sorting systems, inspection systems, 200mm SMIF (standard mechanical interface) load port solutions and lithography automation solutions.

      Automated material handling systems automate the entire wafer transport process, enabling semiconductor manufacturers to store, transport and control work-in-process (“WIP”) wafer carriers between process areas of the fab as well as between process and metrology tools and stockers. Unified automated material handling systems can outperform segregated material handling products in 300mm fabs because they are designed to automate wafer transport into one seamless, reliable, highly efficient solution. Material handling automation includes sorters (moving wafers within and between carriers), interbay (moving wafer carriers between manufacturing areas that are typically configured as bays), intrabay (moving wafer carriers from tool to tool within a manufacturing area) and tool-level automation (handling and buffering wafers or carriers).

      Lithography automation includes systems for managing and protecting reticles, reticle inspection systems, reticle stockers for enabling reticle storage and traceability, and automation products for maximizing photolithography efficiency. A reticle is the master template used to define chip patterns on the semiconductor wafer.

Factory Automation Software

      Semiconductor, flat panel display, storage device and other precision electronics manufacturers use a variety of software systems to help automate and control their operations. Driven by increased global competition, shorter product lifecycles and downward price pressures, manufacturers are turning their attention to reducing costs by improving the operational efficiencies of their manufacturing processes. To improve efficiency, manufacturers require factory automation systems that document, control and report on the movement of material through the automated factory. This is accomplished through automation components that are highly integrated. For example, the factory systems must simultaneously setup and run processing equipment automatically, route work-in-process dynamically based on the current state of the factory, collect process data, modify process variables, monitor semiconductor processing equipment performance and control the dispatching of work-in-process, to keep the factory at acceptable performance levels. Most fabs apply statistical process control to their processes and equipment.

      Manufacturing execution system (“MES”) applications coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications. MES is often viewed as the operating system for the factory CIM (Computer Integrated Manufacturing) system, and is the backbone for integrating other critical applications such as real time dispatching, equipment maintenance, material control and activity management. Many fabs use software applications that collect data and monitor equipment performance, modify process parameters automatically, provide automated notification of out-of-control conditions and supply on-line help for troubleshooting. Capacity planning and scheduling solutions are used to manage the constraints in the factory, from limited resources during shift changes to factors affecting machine efficiency. These solutions help increase throughput, improve utilization of resources and factory performance, and reduce in-process inventory.

Products

Equipment Automation Systems

      Brooks provides vacuum and atmospheric equipment automation systems and modules, tool control software, mini-environment products and high-precision airflow controls for the semiconductor, MEMS (Micro-electronic Machines Systems), opto-electronic, flat panel display and data storage markets. Brooks uses a common architectural foundation in the design and production of systems, robots and modules. Shared technologies and common software controls enable Brooks to respond to changing industry demands, such as processing larger diameter 300mm semiconductor wafers and the larger, fourth and fifth generation flat panel display substrates.

      Customers have the option of either buying individual modules and assembling their own systems, or buying the entire equipment automation system from Brooks.

      Brooks’ Equipment Front-End Modules (“EFEMs”) are typically sold directly to the OEM customers, and consist of compact interface solutions that provide the equipment supplier with an integrated system that includes a mini-environment enclosure for process equipment, load port(s), atmospheric robot(s), tool control and software interface modules.

      The 300mm load ports for Front Opening Unified Pods (“FOUPs”) are required on nearly every piece of process equipment in a 300mm fab, and can be purchased as individual modules or as part of the integrated EFEM.

     Factory Automation Hardware Systems

      Brooks provides an Automated Material Handling System (“AMHS”) to transport and store wafers and reticles for 200mm and 300mm fabs. The Company also offers multi-cassette sorting systems, which, when coupled with macro inspection, help assure the quality of the process tool and the materials used in the fabrication process. Brooks also has advanced lot tracking systems that use either infrared or RF technology to enable semiconductor manufacturers to monitor the exact location of wafers in the factory.

      Brooks provides products and solutions related to lithography automation for reticle inspection, storage and management, and for enhancing photolithography efficiency.

      Brooks also provides 200mm load ports directly to its factory customers to support the SMIF design of 200mm equipment.

      Brooks believes that its factory automation hardware systems enhance return on investment in new fabs, retrofit projects and process tools, by providing automation solutions to manage the complex logistics of advanced semiconductor factories.

     Factory Automation Software

      Brooks offers integrated CIM systems that incorporate its software on an open architecture to deliver factory automation solutions tailored specifically for customers within the context of their industry. Brooks’ MES software provides decision support and WIP tracking and management, either stand-alone or as part of the CIM solution. Brooks’ equipment integration products connect the manufacturing equipment to the MES, advanced process control, factory automation, and other control applications. The MES performs an important role as a factory-wide operating system to enable the integration of applications for material control and durables management, WIP tracking and process optimization, maintenance management and equipment performance tracking, advanced process control and process optimization, factory scheduling and real-time dispatching, recipe management and engineering data collection, and engineering data analysis and statistical process control. These applications integrate, coordinate and track the activities of manufacturing resources, including equipment, material, operators, engineers and software applications.

      Brooks believes its comprehensive solutions delivery, consulting and post-implementation services offerings empower its customers to realize the capabilities of its products and solutions.

     Other

      Brooks acquired substantially all of the assets of IAS (Intelligent Automation Systems, Inc. and IAS Products, Inc.) on February 15, 2002. IAS provides standard and custom automation technology and products for the semiconductor, telecommunications, photonics, life sciences and certain other industries.

      The following table lists the Company’s product offerings within each of the markets it serves:

Segment	Product Lines

Equipment Automation
Vacuum Intra-Tool Automation	Central Wafer Handling Systems, Transfer Robots, Thermal Conditioning Modules (Cooling), Cassette Elevator Load Locks, Aligners
Atmospheric Intra-Tool Automation	Equipment Front End Modules (“EFEM”), Custom Wafer Handling Systems, Transfer Robots, Traversers, Aligners, 300mm Front Opening Unified Pod (“FOUP”), Load Port Modules
Flat Panel Display Products	Indexers, Substrate Handling Systems, Transfer Robots, Cassette Elevator Load Locks
Tool Communications Software	200mm/300mm Communications Software, 200mm/300mm Test Software, e-Diagnostics Tool Interface Software
Tool Automation Software	Cluster Tool Control Software, EFEM Control Software, Equipment Controllers, Integration and Consulting Solutions

Segment	Product Lines

Air Flow Controls	Atmospheric Furnace Control, Track Exhaust Control, Room Pressurization
Mini-environments	EFEM Enclosures/ Mini-Environments, Fan Filter Units, Equipment Enclosures/ Mini-Environments

Factory Automation Hardware
Automated Material Handling Systems	Interbay Transport Systems, Intrabay Transport Systems, Wafer Management Systems, Material Control Systems Software
Factory Interfaces and Wafer Sorters	Standard Mechanical Interface (“SMIF”) Loaders, Wafer Sorter, Macro Inspection Systems, Carrier Tracking Systems (RF & IR)
Lithography Automation Hardware	Reticle Inspection Systems — ZARIS, Reticle Storage Systems — Guardian

Factory Automation Software
CIM solutions	Industry Solutions for 300mm, Foundry, LCD and Backend Assembly/ Test
Manufacturing Execution Software (“MES”)	FACTORYworks, PROMIS
Scheduling and Dispatching	Advanced Productivity Family (“APF”) — Reporter, Real-time Dispatcher, AutoSched AP
Lithography Automation Software	Reticle Management System — iReticles, Station Control — PhotoStation
Execution Control	Activity Manager
Factory and Equipment Simulation and Modeling	AutoMod, ToolSim, Static Capacity Modeler
Material Control and Tracking	CLASS MCS, TransNet
Equipment and Cell Control	STATIONworks, CELLworks, Fabuilder, iAutomate, WinSECS
Engineering Data Analysis and Statistical Process Control	ENGINEERINGworks, FactoryOCAPS, RS/ Series, Cornerstone, SPACE inside Brooks-PRI, FastSPC
Maintenance Management	Xsite
Equipment Performance and Monitoring	SEARAMS, Sentinel
Remote Diagnostics	IConnect
Process Development	Starfire
Statistical Process Control	SPACE inside Brooks
Equipment Engineering Solutions for Advanced Process Control	Fault Detection and Classification software, Run-to- Run control and data visualization
Factory Automation Software Implementation services	Turn-key or consulting implementation services focused on delivering business value

Customers

      Brooks’ equipment automation customers are primarily OEMs and, in some cases semiconductor manufacturers, who develop and manufacture process equipment. The factory automation software and hardware customers are primarily semiconductor manufacturers, along with companies who are in the

MEMS, opto-electronic, flat panel display, data storage and other similar industries. The Company’s customers are primarily located in the United States, Europe, Japan, Singapore, South Korea and Taiwan. A relatively small number of customers account for a substantial portion of Brooks’ revenues. In fiscal 2002 and 2001, Novellus Systems, Inc. (“Novellus”) was the Company’s largest customer. In fiscal 2000, Lam Research Corporation (“Lam”) was the Company’s largest customer. Sales to the Company’s ten largest customers and to Novellus and Lam as a percentage of total sales, are as follows:

	Year Ended
	September 30,

	2002	2001	2000

Ten largest customers	33%	37%	40%
Novellus Systems, Inc.	6%	10%	7%
Lam Research Corporation	4%	7%	11%

      A reduction or delay in orders from Novellus, Lam or other significant customers could have a material adverse effect on Brooks’ results of operations. See Note 13, “Segment and Geographic Information,” of Notes to the Consolidated Financial Statements for further discussion of the Company’s sales by geographic region and revenues, income and assets by financial reporting segment.

      Brooks derives a significant amount of its total revenues from direct international sales. Revenues outside the United States were approximately 48%, 50% and 48% of total revenues for the years ended September 30, 2002, 2001 and 2000, respectively.

      The Company expects international revenues to continue to represent a significant percentage of total revenues in the foreseeable future. Brooks cannot guarantee that revenues by geographic region in the foreseeable future will be comparable to those achieved in recent years. Brooks’ international business operations expose it to a number of difficulties in coordinating its activities abroad and in dealing with multiple regulatory environments. See “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of additional factors that could adversely affect foreign revenues.

Sales, Marketing and Customer Support

      Brooks markets and sells its tool and factory automation hardware and software in the United States, Europe, Japan, Singapore, South Korea, Taiwan and China through its direct sales organization. The selling process for Brooks products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization where required, and to assure open communication and support. Brooks also utilizes a network of value-added integration partners to provide implementation and integration services for its factory automation software products.

      The Company’s marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, and publication of press releases and articles in business and industry publications. To enhance communication and support, particularly with its international customers, Brooks maintains technology and implementation centers in the United States, Canada, Japan, South Korea, Taiwan, Singapore, Malaysia, the United Kingdom and Germany. These facilities, together with Brooks’ headquarters, maintain demonstration equipment for customers to evaluate. Customers are encouraged to discuss the features and applications of Brooks’ demonstration equipment with Brooks engineers located at these facilities. The Company maintains a number of regional sales and service centers throughout the world.

      Brooks provides support to its customers including:

•	Telephone technical support access 24 hours a day, 365 days a year;

•	Direct training programs; and

•	Operating manuals and other technical support information for Brooks’ products.

      The Company maintains spare parts inventories in most of its locations to enable its personnel to serve Brooks customers and repair their Brooks products more efficiently.

Competition

Equipment Automation

      The semiconductor and flat panel display process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. Although other independent companies sell vacuum and atmospheric wafer and flat panel display substrate handling automation systems and vacuum transfer robots to original equipment manufacturers, Brooks believes that its primary competition in this area is from the larger, integrated semiconductor and flat panel display original equipment manufacturers that satisfy their substrate handling needs in-house rather than by purchasing handling systems or modules from an independent source, such as Brooks. These original equipment manufacturers comprise the majority of Brooks’ current and potential customers in this segment. Many of the companies in these industries have significantly greater research and development, clean room manufacturing, marketing and financial resources than Brooks. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules.

      Brooks’ sales of its products for the flat panel display process equipment market are heavily dependent upon its penetration of the Japanese market. Brooks continues to expand its presence in the Japanese semiconductor process equipment market. In addressing the Japanese markets, Brooks may be at a competitive disadvantage to Japanese suppliers.

Factory Automation Hardware

      Brooks believes that the competitive factors for factory interface products in the factory automation hardware market are technical capabilities, reliability, price/performance, ease of integration and global sales and support resources. Brooks believes that its solutions compete favorably with respect to all these factors. In this market, Brooks encounters direct competition from Asyst, Rorze, Fortrend, Newport, TDK, Yasakawa and Hirata. Some of these competitors have substantial financial resources and extensive engineering, manufacturing and marketing capabilities. The Company’s automated material handling systems division in the factory automation hardware segment competes with Daifuku, Murata Machinery, the Asyst-Shinko Electric joint venture and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The primary competitive factors in this market are quality, robustness and performance, price, ease of integration, vendor reputation, financial stability, support and on-time delivery.

Factory Automation Software

      Brooks believes that the primary competitive factors in the end-user market for factory automation software are product functionality, degree of integration, price/performance, ease of implementation and installation, hardware and software platform compatibility, costs to support and maintain, vendor reputation and financial stability. Brooks believes its products compete favorably with other systems on the factors listed above. Brooks also believes that the relative importance of these competitive factors may change over time. Brooks experiences direct competition in the factory automation market from various companies, including Applied Materials, Inc., IBM, Si-view, HP/ Compaq, Camstar and numerous small independent software companies. The Company also competes with the in-house software staffs of semiconductor manufacturers like NEC, Texas Instruments and Intel. Most of those manufacturers have substantially greater resources than the Company does.

Research and Development

      Brooks’ research and development efforts are focused on developing new products and services for the semiconductor and related industries and further enhancing the functionality, degree of integration, reliability and performance of its existing products. Brooks’ engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their counterparts in customer organizations and have used these relationships to identify market demands and target Brooks’ research and development to meet those demands. Brooks’ current research and development efforts include the continued development and enhancement of Brooks’ semiconductor and flat panel display products. The Company also maintains relationships with integrated circuit manufacturers and equipment suppliers to define hardware and software solutions for equipment front-end automation, contamination control, logistics management, material tracking and equipment integration.

Manufacturing

      Brooks’ manufacturing operations are used for product assembly, integration and testing. Brooks has adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of its products. The Company’s facilities in Chelmsford, Massachusetts; Jena, Germany; and Kiheung, Korea are ISO 9002 certified.

      Brooks employs a just-in-time manufacturing strategy for a large portion of its manufacturing process. Brooks believes that this strategy, coupled with the outsourcing of non-critical subassemblies, reduces fixed operating costs, improves working capital efficiency, reduces manufacturing cycle times and improves flexibility to rapidly adjust its production capacities. While Brooks often uses single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, it believes that these parts and materials are readily available from other supply sources. Brooks also believes that its software development and manufacturing facilities are adequately staffed and equipped to service foreseeable needs.

Patents and Proprietary Rights

      Brooks relies upon trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing agreements to protect its technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, Brooks believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is Brooks’ policy to require all technical and management personnel to enter into nondisclosure agreements. Brooks cannot guarantee that these efforts will meaningfully protect its trade secrets.

      Brooks has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. Brooks cannot guarantee that any patent obtained will provide protection or be of commercial benefit to Brooks, and others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2002, Brooks had obtained 157 United States patents and had 68 United States patent applications pending on its behalf. In addition, Brooks had obtained 183 foreign patents and had 269 foreign patent applications pending on its behalf. Brooks’ United States patents expire at various times from May 2004 to July 2019. Brooks cannot guarantee that its pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to those of Brooks. These patent applications may have priority over patent applications filed by Brooks.

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Brooks cannot guarantee that infringement claims by third parties or claims for indemnification by customers or end users of Brooks’ products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect Brooks’ business, financial condition and results of operations. If any such claims are asserted against Brooks’ intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. Brooks cannot guarantee, however, that a license will be available on reasonable terms or at all. Brooks could decide in the alternative to resort to litigation to challenge such claims or to design around the patented technology.

      Brooks received notice from General Signal Corporation (“General Signal”) twice in 1992 and once in 1994, alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of Brooks’ products. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents.

      Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. (“Asyst”) had previously filed suit against Jenoptik AG and other defendants (collectively, the “defendants”) in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166 (“the ’166 patent”) and 5,097,421 (“the ’421 patent”). Asyst later withdrew its claims related to the ’166 patent from the case. The case is presently before the District Court for proceedings regarding claim construction, infringement and invalidity of the ‘421 patent.

      Brooks has received notice that Asyst may amend its complaint in this Jenoptik litigation to name Brooks as an additional defendant. Based on Brooks’ investigation of Asyst’s allegations, Brooks does not believe it is infringing any claims of Asyst’s patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patent. If Asyst prevails in its case, Asyst may seek to prohibit Brooks from developing, marketing and using the IridNet product without a license. Brooks cannot guarantee that a license will be available to it on reasonable terms, if at all. If a license from Asyst is not available Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks may face litigation with Asyst. Jenoptik has agreed to indemnify Brooks for losses Brooks may incur in this action.

      In addition, Asyst made assertions in approximately 1995 that certain technology employed in products manufactured and sold by Hermos Informatik GmbH infringed one or more of Asyst’s patents. Hermos was acquired by the Company in July 2002. (See Item 7, “Acquisitions”.) To date Asyst has taken no steps to assert or enforce any such rights against the Company and, to the Company’s knowledge, Asyst never commenced enforcement proceedings against Hermos prior to its acquisition by the Company. Should Asyst seek to pursue any such claims against Hermos or the Company, the Company would be subject to all of the business and litigation risks identified in the preceding paragraph.

Backlog

      Backlog for Brooks’ products as of September 30, 2002, totaled $125.7 million. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for the Company’s equipment automation segment, factory automation hardware segment, factory automation software segment and IAS was $43.8 million, $36.6 million, $41.5 million and $3.8 million, respectively, at September 30, 2002. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of Brooks’

revenues for any future period. A substantial percentage of current business generates no backlog because the Company delivers its products and services in the same period in which the order is received.

Employees

      At September 30, 2002, Brooks had approximately 3,000 employees. Brooks believes its future success will depend in large part on its ability to attract and retain highly skilled employees. Approximately 140 employees in the Company’s Jena, Germany facility are covered by a collective bargaining agreement. Brooks considers its relationships with its employees to be good. As a result of the restructuring actions announced in the fourth quarter of fiscal 2002 and in December 2002, Brooks anticipates that the number of employees will be further reduced to approximately 2,200 employees by March 2003.

Item 2.	Properties

      The Company’s corporate headquarters and primary manufacturing/ research and development facilities are currently located in two buildings in Chelmsford, Massachusetts, which the Company purchased in January 2001. The Company is currently renovating a third building which was part of the same purchase and expects to put that building in service in fiscal 2003. The Company has recently leased a fourth building in Chelmsford adjacent to the three that it owns. The leased building is partially subleased. The Company is currently renovating the leased building for its own use and expects to put that building in service in fiscal 2003. In summary, Brooks maintains the following facilities:

		Square Footage
Location	Functions	(approx.)	Lease Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing, software R&D	131,000	Owned
Chelmsford, Massachusetts	Manufacturing, R&D hardware and software, training	70,000	Owned
Chelmsford, Massachusetts	R&D hardware and software, manufacturing, training	94,000	Owned
Chelmsford, Massachusetts	Manufacturing, training, warehouse	92,750 (34,000 subleased)	September 2014
Billerica, Massachusetts	Manufacturing and warehouse	121,000	October 2010
Salt Lake City, Utah	Software development, training,	46,900	September 2006
Valencia, California	Manufacturing, sales and support	83,000	February 2003
Toronto, Canada	R&D software, sales and support	19,000	December 2006
Richmond, B.C., Canada	R&D software manufacturing, training	39,000	October 2007
Kiheung, South Korea	Manufacturing, R&D hardware, sales and support	28,400	October 2002
Jena, Germany	Manufacturing, R&D hardware sales, support, training (7 buildings)	62,000	November 2004
Phoenix, Arizona	Manufacturing, R&D hardware and software	19,500	Owned
Gilbert, Arizona	R&D software, sales and support	10,000	March 2008
Longmont, Colorado	Manufacturing, R&D hardware, sales and support	32,000	June 2003
Tagerwilen, Switzerland	Manufacturing, R&D software, sales and support	18,400	June 2003
Mountain View, California	Manufacturing, R&D hardware (2 buildings)	58,400	April 2003
Mountain View, California	Sales and support, R&D software	31,000	January 2005

      The Company’s equipment automation and factory automation hardware segments utilize the manufacturing facilities in Massachusetts, Arizona, California, Colorado, Germany, Switzerland, Korea and Canada. The Company’s factory automation software segment utilizes the manufacturing facilities in Arizona, Massachusetts and Utah. IAS utilizes the Company’s manufacturing facilities in Massachusetts.

      In addition to the above facilities, there are a number of properties that are owned or leased by the Company that are not used or occupied by the Company at this time. These properties include a total of approximately 148,400 square feet of leased office space and approximately 235,200 square feet of leased manufacturing/ research and development space, as well as a 23,000 square foot building in Bountiful, Utah that the Company owns. Some of these properties are presently either fully or partially subleased. The Company is actively exploring options to market these surplus properties for sublease or sale or to negotiate early termination agreements for the leases in question.

      Brooks maintains additional sales, support, service and training offices in the United States (California, Colorado, New York, North Carolina, Texas, Minnesota, Georgia and Vermont), and overseas in Europe (Belgium, France, Germany, UK and Scotland), as well as in Asia (Japan, China, Malaysia, Singapore, South Korea and Taiwan). These offices serve all of the Company’s segments.

Item 3.	Legal Proceedings

      Brooks is not a party to any material pending legal proceedings. See “Patents and Proprietary Rights,” in Part I, Item 1, “Business,” for a description of certain potential patent disputes.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the quarter ended September 30, 2002, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the Nasdaq National Market under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of the Company’s common stock, as reported by the Nasdaq National Market:

	High	Low

Fiscal year ended September 30, 2002
First quarter	$43.24	$25.22
Second quarter	$51.21	$41.72
Third quarter	$44.70	$23.71
Fourth quarter	$25.76	$11.22

Fiscal year ended September 30, 2001
First quarter	$31.25	$20.25
Second quarter	$44.39	$27.56
Third quarter	$62.61	$35.45
Fourth quarter	$52.25	$26.59

Number of Holders

      As of November 29, 2002, there were 1,084 holders on record of the Company’s Common Stock.

Dividend Policy

      Brooks has never paid or declared any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. Brooks’ current policy is to retain all of its earnings to finance future growth.

Issuance of Unregistered Common Stock

      On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. in exchange for 825,000 shares of Company common stock. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

      On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G. in exchange for cash and 131,750 shares of Company common stock. In March 2002 the Company exercised an option to acquire the remaining 10% of Tec-Sem A.G.’s capital stock in exchange for cash and 23,250 shares of Company common stock. The common stock issued in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering and pursuant to Regulation S under that Act. The shares issued in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

      On February 15, 2002, the Company acquired Intelligent Automation Systems, Inc. and IAS Products, Inc. in exchange for cash and 209,573 shares of Company common stock. Under the acquisition agreement, 140,600 of these shares were reserved for issuance over three years. The common stock issued and reserved for issuance in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act to sales by an issuer not involving any public offering. Of the shares issued in this transaction, 68,973 have been registered for resale pursuant to an effective registration statement on Form S-3.

      On July 3, 2002, the Company acquired Hermos Informatik GmbH in exchange for cash and 1,412,749 shares of Company common stock. The common stock issued in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering and pursuant to Regulation S under that Act. The shares issued in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

Item 6.     Selected Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,

	2002(2)(6)	2001(5)	2000(1)(3)	1999(1)(4)	1998(1)

	(In thousands, except per share data)
Revenues	$304,254	$381,716	$337,184	$122,957	$123,459
Gross profit	$83,044	$152,384	$160,725	$55,152	$37,280
Income (loss) from operations	$(627,818)	$(43,904)	$20,084	$(11,822)	$(29,190)
Income (loss) before income taxes and minority interests	$(627,412)	$(36,523)	$28,444	$(10,448)	$(27,917)
Net income (loss)	$(719,954)	$(29,660)	$15,109	$(9,534)	$(23,268)
Accretion and dividends on preferred stock	$—	$90	$120	$774	$1,540

	Year Ended September 30,

	2002(2)(6)	2001(5)	2000(1)(3)	1999(1)(4)	1998(1)

	(In thousands, except per share data)
Net income (loss) attributable to common stockholders	$(719,954)	$(29,750)	$14,989	$(10,308)	$(24,808)
Basic earnings (loss) per share	$(27.90)	$(1.65)	$0.96	$(0.89)	$(2.32)
Diluted earnings (loss) per share	$(27.90)	$(1.65)	$0.88	$(0.89)	$(2.32)
Shares used in computing basic earnings (loss) per share	25,807	18,015	15,661	11,542	10,687
Shares used in computing diluted earnings (loss) per share	25,807	18,015	17,192	11,542	10,687

	As of September 30,

	2002	2001	2000(1)	1999(1)	1998(1)

	(In thousands, except per share data)
Total assets	$657,497	$709,704	$519,786	$197,300	$160,143
Working capital	$176,338	$282,163	$306,836	$106,803	$105,210
Notes payable and revolving credit facilities	$—	$17,122	$16,350	$6,183	$4,717
Current portion of long-term debt and capital lease obligations	$8	$392	$524	$544	$523
Convertible subordinated notes due 2008	$175,000	$175,000	$—	$—	$—
Long-term debt and capital lease obligations (less current portion) and senior subordinated note	$177	$31	$332	$6,732	$9,118
Redeemable convertible preferred stock	$—	$—	$2,601	$2,481	$5,923
Members’ capital	$—	$—	$—	$930	$1,134
Stockholders’ equity	$308,235	$424,169	$415,284	$137,913	$115,794

	Year Ended September 30, 2002(2)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(6)

	(In thousands, except per share data)
Revenues	$58,182	$57,124	$85,762	$103,186
Gross profit	$20,841	$18,851	$26,672	$16,680
Net loss	$(9,885)	$(12,576)	$(24,197)	$(673,296)
Net loss attributable to common stockholders	$(9,885)	$(12,576)	$(24,197)	$(673,296)
Diluted loss per share	$(0.50)	$(0.63)	$(0.89)	$(18.76)

	Year Ended September 30, 2001(3)

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(7)

	(In thousands, except per share data)
Revenues	$111,391	$111,987	$96,814	$61,524
Gross profit	$50,619	$48,866	$45,068	$7,831
Net income (loss)	$5,515	$(2,592)	$518	$(33,101)
Net income (loss) attributable to common stockholders	$5,485	$(2,622)	$488	$(33,101)
Diluted earnings (loss) per share	$0.30	$(0.15)	$0.03	$(1.76)

(1)	Amounts have been restated to reflect the acquisition of Progressive Technologies, Inc. in a pooling of interests transaction effective July 12, 2001.

(2)	Amounts include results of operations of Hermos Informatik GmbH (acquired July 3, 2002); PRI Automation, Inc. (acquired May 14, 2002); Intelligent Automation Systems, Inc. and IAS Products, Inc.

(acquired February 15, 2002); Fab Air Control (acquired December 15, 2001); the Automation Systems Group of Zygo Corporation (acquired December 13, 2001); Tec-Sem A.G. (acquired October 9, 2001) and General Precision, Inc. (acquired October 5, 2001) for the periods subsequent to their respective acquisitions.

(3)	Amounts include results of operations of the Infab Division of Jenoptik AG (acquired September 30, 1999); Auto-Soft Corporation and AutoSimulations, Inc. (acquired January 6, 2000) and MiTeX Solutions (acquired June 23, 2000) for the periods subsequent to their respective acquisitions.

(4)	Amounts include results of operations of Domain Manufacturing Corporation (acquired June 30, 1999) and Hanyon Technology, Inc. (acquired April 21, 1999) for the periods subsequent to their respective acquisitions.

(5)	Amounts include results of operations of SEMY Engineering, Inc. (acquired February 16, 2001), the KLA e-Diagnostics product business (acquired June 26, 2001), CCS Technology, Inc. (acquired June 25, 2001) and SimCon N.V. (acquired May 15, 2001) for the periods subsequent to their respective acquisitions.

(6)	Amounts include charges of $24.1 million of acquisition-related and restructuring charges, $479.3 million for asset impairments and $106.7 million for deferred tax write-offs.

(7)	Amounts include charges of $7.6 million for acquisition-related and restructuring charges.

Brooks-PRI Automation, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Brooks-PRI Automation, Inc. (“Brooks” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

Overview

      Brooks is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries, such as the data storage and flat panel display manufacturing industries and other precision electronics manufacturing industries. Beginning in 1998, the Company began a program to diversify the product portfolio through research and development investment and acquisitions, and in May 2002 acquired PRI Automation, Inc., a significant acquisition for which the results of operations from the acquisition date are included in the Company’s results. The Company’s offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the movement and management of wafers and reticles in the wafer fabrication factory.

      The Company offers comprehensive and flexible solutions that address a wide range of automation requirements for semiconductor manufacturers and for OEM manufacturers of semiconductor process tools. The Company has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company’s factory automation systems, software and services help semiconductor manufacturers optimize the flow of material and data throughout the semiconductor fabrication facility (“fab” or “fabs”). They enable customers to respond quickly to changing industry demands and to effectively plan, schedule and optimize their production activity. As a result, Brooks believes its semiconductor manufacturer customers are able to improve productivity and increase their return on investment. Brooks’ customers include many of the world’s leading semiconductor manufacturers and semiconductor capital equipment suppliers.

      The Company’s foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company’s international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of the Company’s international subsidiaries is the local currency, foreign currency translation adjustments are reflected as “Accumulated other comprehensive income (loss),” which is a component of stockholders’ equity. To the extent that the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risk of currency fluctuation.

      In view of the currently prevailing downturn in the semiconductor industry and the resulting market pressures, the Company is focusing its major efforts in the following areas:

•	Controlling and reducing costs;

•	Aligning costs and revenues to move to break-even and then profitable levels of operation even if the current downturn continues;

•	Consolidating and integrating the businesses and assets that the Company has acquired in recent years and striving to maximize the profitability of the Company as an integrated whole;

•	Diminishing the Company’s acquisition activities;

•	Reducing the number of the Company’s manufacturing sites and consolidating manufacturing;

•	Operating in fewer locations without diminishing the Company’s ability to respond to customer demand, either currently or at such time as market conditions improve;

•	Developing the products and services required for future success in the market; and

•	Improving the efficiency of the Company’s existing internal information systems.

Acquisitions

      On July 3, 2002, the Company acquired Hermos Informatik GmbH (“Hermos”), from its parent, The Hermos Group. Hermos, located in Germany, is a provider of wafer carrier ID readers for the 300mm market. On May 14, 2002, the Company completed the acquisition of PRI Automation, Inc. (“PRI”). PRI, principally located in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems equipment, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), two privately held companies affiliated with each other, located in Cambridge, Massachusetts. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo”). Zygo, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G. (“Tec-Sem”), a Swiss company, and subsequently exercised an option to acquire the remaining 10% of Tec-Sem’s capital stock during March 2002. Tec-Sem is a manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2002, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

      On July 12, 2001, the Company acquired Progressive Technologies, Inc. (“PTI”) in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001. Accordingly, the Company’s consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of PTI for all periods prior to the acquisition. PTI is engaged in the development, production and distribution of air-flow regulation systems for clean room and process equipment in the semiconductor industry. Prior to its acquisition by the Company, PTI’s fiscal year-end was December 31. Accordingly, the Company’s Consolidated Statement of Operations for the year ended September 30, 2000 include PTI’s results of operations for the year ended December 31, 2000. As a result of conforming dissimilar year-ends, PTI’s results of operations for the three months ended December 31, 2000, are included in both of the Company’s fiscal years 2001 and 2000. An amount equal to PTI’s net income attributable to common stockholders for the three months ended December 31, 2000 was eliminated from consolidated accumulated deficit for the year ended September 30, 2001. PTI’s revenues, net income and net income attributable to common stockholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

      On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.’s e-Diagnostics product business (“e-Diagnostics”). The e-Diagnostics software programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. On June 25, 2001, the Company acquired CCS Technology, Inc. (“CCST”), a supplier of 300mm automation test and certification software located in Williston, Vermont. On May 15, 2001, the Company acquired SimCon N.V. (“SimCon”), a value-added reseller for the Company’s simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, the Company acquired SEMY Engineering, Inc. (“SEMY”), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and service distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

      On May 5, 2000, the Company completed the acquisition of Irvine Optical Company LLC (“Irvine Optical”) in a transaction accounted for as a pooling of interests. Accordingly, the results of operations and financial position of Irvine Optical are included in the Company’s consolidated results for all periods presented. Prior to its acquisition by the Company, Irvine Optical’s fiscal year-end was December 31. As a result of conforming dissimilar year-ends, Irvine Optical’s results of operations for the three months ended December 31, 1999, are included in both of the Company’s fiscal years 2000 and 1999. An amount equal to Irvine Optical’s net income for the three months ended December 31, 1999, was eliminated from consolidated accumulated deficit for the year ended September 30, 2000. Irvine Optical’s revenues and net income for that quarter were $4.1 million and $0.1 million, respectively.

      The Company completed two acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB 16: MiTeX Solutions (“MiTeX”) on June 23, 2000 and Auto-Soft Corporation (“ASC”) and AutoSimulations, Inc. (“ASI”) on January 6, 2000. The Company’s Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

      In June 1999, the Company formed a joint venture in Korea. This joint venture is 70% owned by the Company and 30% owned by third parties unaffiliated with the Company. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

Related Parties

      Kenneth M. Thompson, a member of the Board of Directors, served as president, chief executive officer and a director of AvantCom Network, Inc. (“AvantCom”), a California supplier of Internet-based diagnostics software from April 1999 until August 2001. In March 2002, the Company entered into a non-binding letter of intent with AvantCom relating to a proposed business combination. The letter of intent contemplated the payment by the Company to AvantCom of approximately $14 million in cash and stock and up to 25% of subsequent related billings for the purchase of certain assets related to AvantCom’s proprietary remote diagnostics software product. Upon execution of the letter of intent, the Company advanced AvantCom $2.0 million against the purchase price for working capital purposes. During the subsequent negotiation process, the parties were unable to reach a mutually satisfactory purchase agreement and the parties abandoned the transaction. Pursuant to the terms of the letter of intent, AvantCom was obligated to either return the advance or grant the Company a non-exclusive license to its remote diagnostics software in exchange therefore. AvantCom has elected to grant the Company the license and the Company recorded a charge of $2.0 million in the year related to the unrecovered advance. Mr. Thompson did not participate in any negotiations related to the proposed transaction.

      On June 11, 2001, the Company appointed Joseph R. Martin to its Board of Directors. Mr. Martin is also chief financial officer and a director of Fairchild Semiconductor International, Inc. (“Fairchild”), one of the Company’s customers. Accordingly, Fairchild is considered a related party for the periods subsequent to June 11, 2001. Revenues from Fairchild for the year ended September 30, 2002 were approximately $616,000. Revenues from Fairchild for the period from June 11, 2001 through September 30, 2001 were approximately $32,000. The amounts due from Fairchild included in accounts receivable at September 30, 2002 and 2001 were $68,000 and $32,000, respectively.

      One of the Company’s directors, Roger D. Emerick, had previously also been a director of Lam Research Corporation (“Lam”), one of the Company’s customers. On January 23, 2001, Mr. Emerick resigned his position with Lam. Accordingly, Lam is not considered a related party in subsequent reporting periods. Revenues recognized from Lam in fiscal year 2001 through January 23, 2001 were $13.9 million. Revenues recognized from Lam in the year ended September 30, 2000 were $36.9 million, or 11.0% of revenues.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, excess component order cancellation costs, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions both in general and specifically in relation to the semiconductor industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As discussed under “Restructuring,” “Asset Impairments” and the year over year comparisons below, actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company has reviewed these policies with its Audit Committee.

Revenues

      Revenues from product sales and software licenses are recorded upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. Shipping terms are customarily FOB shipping point. When significant on site customer acceptance provisions are present in the arrangement, revenue is generally recognized upon completion of customer technical acceptance testing.

      The Company enters into two types of significant multi-element arrangements: tailored software arrangements, described below, and software sales with post-contract support. Revenues from fixed fee tailored software consulting contracts and long-term contracts are recognized using one of two methods: (a) the percentage-of-completion method of contract accounting, based on the ratio that costs incurred to date bear to estimated total costs at completion, or (b) the completed contract method where appropriate for complex systems integration projects. When using the percentage of completion method, revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known and losses, if any, are provided for in the period in which such losses are first identified by management. For tailored software contracts, the Company provides significant consulting services to tailor the software to the customer’s environment. The Company utilizes the percentage-of-completion method due to the significance of the service effort. If the ability of the Company to complete the tailored software is uncertain, completed contract accounting is applied.

      Revenue recognition involves judgments and assessments of expected returns, the likelihood of nonpayment and estimates of expected costs and profits on long-term contracts. The Company analyzes various factors, including a review of specific transactions, historical experience, credit-worthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Intangible Assets and Goodwill

      The Company has made a number of acquisitions, and as a result, identified significant intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When the Company determines that the carrying value of intangible assets, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures impairment based on one of two methods. For assets related to ongoing operations the Company plans to continue, the Company uses a projected undiscounted cash flow method to determine if impairment exists and then measures impairment using discounted cash flows. For assets to be disposed of, the Company assesses the fair value of the asset based on current market condition for similar assets. For goodwill, the Company assesses fair value by measuring discounted cash flows of its reporting units and measures impairment as the difference between the resulting implied fair value of goodwill and the recorded book value.

      The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company’s control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Accounts Receivable

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate or economic conditions were to further deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, with a resulting charge to results of operations.

Warranty

      The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required and may result in additional charges to results of operations.

Inventory

      The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company fully reserves for inventories deemed obsolete. The Company performs periodic reviews of all inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems. If estimates of demand diminish further or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

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

Restructuring

      The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company’s revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn, which began to impact the Company in the third quarter of fiscal 2001 and has continued throughout fiscal 2002. The downturn has affected revenues, gross margins and operating results. In response to this prolonged and continuing downturn, the Company has initiated, and continues to implement, cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. Although the Company continues to address cost management in response to the downturn, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, including customer support and new products. It is critical that the Company executes restructure actions in a timely basis to achieve the objective of aligning its cost structure. See “Company May Have Difficulty Managing Operations” below for additional discussion of the challenges the Company faces in implementing its restructuring programs.

Fiscal 2003 Restructuring

      Based on current estimates of its near term future revenues and operating costs, the Company announced in December 2002 plans to take additional and significant cost reduction actions. These cost reduction programs include, among other things: an additional reduction of approximately 300 employees, a reduction of new hires, consolidation of identified facilities, abandonment of certain information technology projects and an exit from certain product lines. A portion of these actions have been implemented in the first quarter of fiscal 2003. The Company will record charges of $21 million with respect to these activities in the first quarter of fiscal 2003. In addition, the Company will record a charge of approximately $6 million for accelerated depreciation associated with facilities closed and related fixed assets following the September 13, 2002 announcements. The Company will also incur charges totalling approximately $3 million associated with accelerated depreciation related to facility closures announced in the December 2002 restructuring, expected to be completed over the next six months. The Company believes that the cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues. In the event that the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future.

Fiscal 2002 Restructuring

      On September 13, 2002, the Company’s chief executive officer approved a formal plan of restructure in response to the ongoing downturn in the semiconductor industry, which continues to exert downward pressure on the Company’s revenues and cost structure. To that effect, the Company recorded restructuring charges of $16.1 million in the fourth quarter of the fiscal year. Of this amount, $9.1 million is related to workforce reductions of approximately 430 employees, and is expected to be paid in fiscal 2003, $6.7 million is for the consolidation of several of the Company’s facilities and $0.3 million is for other restructuring costs. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

      As part of the plan to integrate the PRI acquisition, certain sales, technical support and administrative functions were combined and headcount and related costs reduced. Accordingly, during the third quarter of fiscal 2002, the Company recorded $2.8 million of restructuring charges, comprised of $1.3 million for workforce reduction-related costs for existing Brooks employees, $0.4 million related to excess existing Brooks facilities and $1.1 million of other restructuring costs. The $0.4 million for the Company’s excess facilities was recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time these facilities are expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

      Restructuring costs of $13.5 million for former PRI employees, $11.1 million for PRI facilities and $2.3 million for other costs were accrued as part of the purchase accounting for the PRI acquisition, relating to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel. The Company anticipated headcount reductions of approximately 325 people across all functional areas of the combined company and, as such, included an estimated accrual for workforce reductions of $13.5 million comprised of severance, employee benefits and outplacement support. As of September 30, 2002, 236 of these employees had been terminated, and $9.6 million of severance and other workforce-related costs had been paid. The former chief executive officer of PRI has entered into a non-competition agreement with the Company, which became effective upon completion of the combination and which will require a total payment of $1.1 million over a two-year period, of which $0.6 million was recorded as a long-term liability. The Company has identified redundant facilities consisting of sales and support offices, manufacturing facilities and administrative offices. Accordingly, an accrual of $11.1 million to terminate lease obligations under these agreements was provided. These payments represent the fair value of the minimum rental commitment on facilities with lease terms to 2011. The Company accrued for $1.2 million of amounts to be incurred subsequent to the acquisition related to legal costs to close subsidiaries of PRI.

Fiscal 2001 Restructuring

      On September 5, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million was related to workforce reductions of approximately 140 employees, which was paid in fiscal 2002, and $3.4 million was for the consolidation and strategic focus realignment of several facilities, of which $1.9 million was paid through fiscal 2002, $0.5 million is expected to be paid in fiscal 2003 and $1.0 million in the subsequent years. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time the space was expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

      Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the year ended September 30, 2002, the Company identified excess workforce-related accruals recorded for earlier initiatives of $0.4 million, which were reversed on September 30, 2002.

      The activity related to the Company’s restructuring accruals described above is summarized below (in thousands):

	Fiscal 2002 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2001	Expense	Accounting	Reversals	Utilization	2002

Facilities	$3,309	$7,096	$11,055	$—	$(2,483)	$18,977
Workforce-related	1,952	10,451	13,519	(372)	(12,070)	13,480
Other	—	1,467	2,292	—	(2,430)	1,329

	$5,261	$19,014	$26,866	$(372)	$(16,983)	$33,786

	Fiscal 2001 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2000	Expense	Accounting	Reversals	Utilization	2001

Facilities	$507	$3,369	$—	$—	$(567)	$3,309
Workforce-related	20	2,000	—	—	(68)	1,952
Other	11	—	—	—	(11)	—

	$538	$5,369	$—	$—	$(646)	$5,261

      Given the severity of current market conditions, and the possibility of further declines in revenue beyond what is forecast, however, the Company cannot guarantee that these cost reduction programs will be sufficient to align the Company’s operating expenses with revenues or be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

Asset Impairments

      The prolonged and continuing downturn in the semiconductor industry has negatively impacted the Company’s segments. As in past downturns, the Company is experiencing diminished product demand, excess manufacturing capacity and erosion of selling prices. As a result, in the fourth quarter of fiscal 2002, the Company’s revenues, which included a full quarter of contribution from PRI approximating $32 million, decreased to approximately $103 million. At present, the Company cannot predict the duration or severity of this downturn, but based on the current bookings trends, the Company expects fiscal 2003 revenue to decrease, compared to fiscal 2002. During the fourth quarter of fiscal 2002, the Company began the preparation of its fiscal 2003 plan and reviewed its internal forecasts and external data. The external data available from customer and competitor commentary, as well as industry forecasts of future revenue growth, indicated that the timing and speed of recovery for the sector would be later and slower than previously anticipated. As a result of the declining financial performance in the Company’s segments and resulting reduced expectations for future revenues and earnings, management performed an assessment of the carrying values of long-lived assets within each of its segments.

      The Company performed an assessment of the carrying values of its intangible assets as proscribed by Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”). The impairment testing was based on undiscounted cash flows to determine if an impairment existed. The resulting impairments were measured utilizing discounted cash flow analyses of expectations of future earnings related to existing long-lived assets for each of the reporting units over the remaining estimated useful lives of the primary assets of the reporting unit. This assessment resulted in the impairment of intangible assets in each of the Company’s segments. Accordingly, the Company recorded a charge to operations of $145.1 million for the write-down of intangible assets. This charge is included within “Amortization of acquired intangible assets and asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2002.

      The Company elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date.

      The Company was required to complete the first step of the transitional impairment testing of goodwill as of the date of adoption under the provisions of FAS 142 by March 31, 2002. The Company completed its initial testing as required and determined that there was no impairment as of October 1, 2001.

      In addition to the impairment indicators noted for intangible assets, the Company was also required to perform the annual impairment test of its goodwill under the provisions of FAS 142, as of September 30, 2002. The Company compared the fair value of each reporting unit to its recorded book value. An excess of book value over fair value indicates that an impairment of goodwill exists. The fair value of goodwill is determined on an implied residual basis by deducting the fair value of all assets and liabilities of the reporting unit, including non-acquired intangible assets not recorded, from the total fair value of the reporting unit. Impairment of goodwill is measured as the excess of the recorded value of goodwill over the implied residual value. The impairment testing was based on discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated lives of the primary assets of the reporting unit. During this annual impairment test, and primarily as a result of the continuing downturn in the semiconductor industry and uncertainty as to the timing and speed of recovery for the sector, the Company concluded that goodwill related to its equipment automation, factory automation hardware and factory automation software segments was impaired. Accordingly, the Company recorded a charge to operations of $334.2 million for the write-down of goodwill. The write-down of goodwill is included within “Amortization of acquired intangible assets and asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2002.

Year Ended September 30, 2002, Compared to Year Ended September 30, 2001

      The Company reported a net loss of $720.0 million in the year ended September 30, 2002, compared to a net loss of $29.7 million in the previous year. The results for the year ended September 30, 2002 include charges of $20.3 million for the ratable amortization of acquired intangible assets, $145.1 million for the impairment of identifiable intangible assets and $334.2 million for the impairment of goodwill associated with the Company’s acquisitions, $106.7 million for the write-down of the value of the Company’s net deferred tax asset, $35.0 million of restructuring and acquisition-related charges and $18.7 million of other charges. These other charges include $15.0 million recorded to cost of product revenues, $1.8 million recorded to research and development expense and $1.9 million recorded to selling, general and administrative expense. The charge to cost of product revenues is comprised of $12.8 million for valuation adjustments to inventories, $0.5 million for additional warranty reserves, $0.8 million for loss reserves on acquired contracts, $0.5 million for the write-down of an obsolete tool used in the Company’s manufacturing process and $0.4 million for deferred compensation related to stock options granted to employees of acquired companies. The charge to research and development represents deferred compensation related to stock options granted to employees of acquired companies. The charge to selling, general and administrative expense is comprised of $0.9 million for deferred compensation related to stock options granted to employees of acquired companies and $0.5 million of executive severance accruals.

      The results for the year ended September 30, 2001, included $30.2 million of charges for amortization of acquired intangible assets and goodwill, $9.3 million of restructuring and acquisition-related charges and $17.2 million of other charges. These other charges, recorded in the fourth quarter, include $13.7 million recorded to cost of product revenues, comprised of $13.1 million for valuation adjustments to inventories and $0.6 million for additional warranty reserves, $1.0 million of accelerated amortization of research and development expense and $2.5 million of sales, general and administrative expense for additional accounts receivable allowances.

      Because of the significant decline in revenues in fiscal 2002, and the fourth quarter expectation of a continuation of depressed demand in the first half of fiscal 2003, the Company projected additional shortfalls in the expected usage of certain inventories and recorded the resulting charges in the fourth quarter of fiscal 2002. The reserves for excess and obsolete inventories included $0.1 million and $1.5 million in fiscal 2002 and

2001, respectively, for non-cancelable purchase order obligations for items deemed excess or obsolete. The inventory affected was across several hardware product lines in the equipment automation and factory automation hardware segments. During this process, the Company reviewed all open purchase orders with the affected vendors across the various segments of the Company and canceled orders where possible. The Company had provided $2.3 million in the first three quarters of both fiscal 2002 and 2001, as a result of the periodic reviews of obsolete and excess inventory performed by the Company.

      During fiscal 2001, the Company experienced a continued deterioration across both its end user and OEM customer base in its receivable aging and a resultant increase in its day sales outstanding, driven by the overall slowdown in the industry. The Company increased its reserves in fiscal 2001 against receivables due to collection issues caused by the slowdown. During fiscal 2002, the Company increased its emphasis on collection efforts, including higher staffing levels for collections, which resulted in a decrease in its day sales outstanding at September 30, 2002. Accordingly, no additional increase to reserves was required.

Revenues

      The Company reported revenues of $304.3 million for the year ended September 30, 2002, compared to $381.7 million in the previous year, a 20.3% decrease. The decrease in revenues is principally attributable to the downturn that continues to impact the semiconductor industry, partially offset by approximately $76 million of incremental revenue from acquisitions consummated during fiscal 2002. The Company’s net revenues, excluding the impact of these acquisitions, decreased 40.1% in the year ended September 30, 2002, compared to the prior year.

      The Company’s equipment automation segment reported revenues of $148.6 million in the year ended September 30, 2002, a decrease of 29.6% from the prior year. This decrease is attributable to the continuing downturn in the semiconductor industry, partially offset by approximately $40 million of incremental revenues from fiscal 2002 acquisitions. These incremental revenues were primarily generated by the PRI businesses acquired. Excluding these incremental revenues, the segment’s revenues declined 48.5% from the prior year. The Company’s factory automation hardware segment reported a 16.6% increase, to $67.5 million, in the year ended September 30, 2002, compared to the previous year. The increase is attributable to acquisitions completed during fiscal 2002, which contributed approximately $28 million to the segment’s revenues. Excluding this incremental revenue, the segment’s revenues declined 30.9% from the prior year. The Company’s factory automation software segment reported revenues of $84.5 million, a decrease of 25.0% from the prior year. The decrease resulting from the downturn in the semiconductor industry was partially offset by approximately $5 million of incremental revenues from fiscal 2002 acquisitions. These incremental software revenues were principally generated by the PRI businesses acquired. Excluding these incremental revenues, the segment’s revenues declined 29.1%, compared to the prior year.

      Product revenues decreased $83.1 million, or 28.5%, to $208.7 million, in the year ended September 30, 2002, from $291.7 million in the previous fiscal year. This decrease is attributable to the continuing slowdown in the semiconductor industry, which began to impact the Company during the second half of fiscal 2001. Excluding the impact of acquisitions consummated during fiscal 2002, product revenues decreased 48.6%. Service revenues increased $5.6 million, or 6.2%, to $95.6 million. This increase is primarily attributable to the Company’s fiscal 2002 acquisitions. Excluding the impact of acquisitions consummated during fiscal 2002, service revenues decreased 12.5%.

      Revenues outside the United States were $146.5 million, or 48.2% of revenues, and $191.6 million, or 50.2% of revenues, in the years ended September 30, 2002 and 2001, respectively. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of future international revenues.

Gross Margin

      Gross margin decreased to 27.3% for the year ended September 30, 2002, compared to 39.9% for the previous year. Excluding other charges detailed above of $15.0 million and $13.7 million in the years ended September 30, 2002 and 2001, respectively, gross margins were 32.2% and 43.5%, respectively. The decrease is primarily attributable to lower revenue levels which are a result of the downturn which continues to affect the semiconductor industry, coupled with the historically lower margin rates of several of the Company’s fiscal 2002 acquisitions. Lower revenue levels impact cost absorption due to excess manufacturing capacity exerting downward pressure on gross margins. The Company’s equipment automation segment gross margin decreased to 16.2% in the year ended September 30, 2002, from 29.0% in the prior year. The decrease is primarily the result of product and customer mix, coupled with the effects of the continuing downturn in the semiconductor industry and the resultant impact of excess manufacturing capacity and lower margin rates of the Company’s recently acquired businesses. Gross margin for the Company’s factory automation hardware segment decreased to 15.7% in the year ended September 30, 2002, from 29.5% in the prior year. The decrease is the result of the acquisition of lower margin hardware businesses, coupled with reduced volume within existing business, which led to absorption variances. The Company’s factory automation software segment’s gross margin for the year ended September 30, 2002, decreased to 56.6%, compared to 65.7% in the prior year. The change is primarily due to unfavorable product mix shifts between license and service revenues.

      Gross margin on product revenues was 27.6% for the year ended September 30, 2002, compared to 42.9% for the prior year. Excluding other charges aggregating $15.0 million, gross margin on product revenues was 34.7% for the year ended September 30, 2002. Excluding other charges aggregating $13.7 million, gross margin on product revenues was 47.6% for the year ended September 30, 2001. The decrease in gross margin is primarily attributable to the effects of the continuing downturn in the semiconductor industry, causing lower absorption of manufacturing fixed costs.

      Gross margin on service revenues decreased to 26.7% for the year ended September 30, 2002, from 30.2% in the previous year. The decrease is primarily a result of a change in business mix, combined with the pricing pressure of the end user services business and the effects of the continuing downturn in the semiconductor industry on the Company’s fixed cost absorption.

      The Company performs cycle and year-end inventory counts. As a result of these counts, the Company recorded adjustments of $0.6 million and $2.5 million in the fourth quarter of fiscal 2002 and 2001, respectively, to reduce the carrying value of its inventories. Included in the process of the physical count is the review of the useful life and expected benefits of utilizing demonstration equipment inventory. As a result of this review, the Company recorded an adjustment of $1.2 million for excess and idle demonstration equipment inventory in fiscal 2001. There was no charge for demonstration equipment arising in fiscal 2002.

      The Company accrues for warranty obligations related to its hardware products. Due to increased warranty return repair costs during the second half of the 2001 fiscal year and fiscal year 2002 of certain products under warranty, the Company determined that additional warranty reserves of $0.5 million and $0.6 million were required and recorded in the fourth quarter of fiscal 2002 and 2001, respectively.

      The Company capitalized certain costs related to in-house software development during the first half of fiscal 2001 consistent with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (“SOP 98-1”). Consistent with SOP 98-1, the Company performed a review at fiscal year-end of the projects for which the Company capitalized costs. Based upon this review, the Company determined that the related projects, particularly in considering the industry slowdown in the second half of the year and the expected continuing slowdown, no longer provided the Company with incremental and substantial benefit and cancelled the projects. As a result, $1.0 million of capitalized costs were expensed in the year ended September 30, 2001.

Research and Development

      Research and development expenses for the year ended September 30, 2002, were $75.1 million, an increase of $14.2 million, compared to $60.9 million in the previous year. Research and development expenses also increased as a percentage of revenues, to 24.7%, from 16.0% in the prior year. Excluding other charges of $1.8 million, research and development expenses were 24.1% of revenues in fiscal 2002. Excluding other charges of $1.0 million, research and development expenses were 15.7% of revenues in the prior year. The increase in absolute spending is the result of the research and development related to the Company’s recent acquisitions as well as incremental spending associated with the launch of new products. The increase in these expenditures as a percentage of revenues is primarily attributable to the downturn that continues to affect the semiconductor industry, which began to impact the Company during the quarterly period ended June 30, 2001. The Company plans to continue to invest in research and development to enhance existing products and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries although the Company expects expenditure levels in absolute dollars will decrease in fiscal 2003 compared to fiscal 2002.

Selling, General and Administrative

      Selling, general and administrative expenses were $101.2 million for the year ended September 30, 2002, an increase of $5.3 million, compared to $95.9 million in the prior year. Selling, general and administrative expenses increased as a percentage of revenues, to 33.3% in the year ended September 30, 2002, from 25.1% in the previous year. Excluding other charges of $1.9 million, selling, general and administrative expenses were 32.6% of revenues in the year ended September 30, 2002. Excluding other charges of $2.5 million, selling, general and administrative expenses were 24.5% of revenues in the year ended September 30, 2001. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company’s recently completed acquisitions and infrastructure improvements, while the increase as a percentage of revenues is attributable primarily to the reduction in revenue due to the downturn currently affecting the semiconductor industry. The Company expects that future expenditure levels in absolute dollars will decrease upon completion of the business realignment and downsizing currently in progress, which it expects to be substantially completed by the end of June 2003.

Amortization of Acquired Intangible Assets and Impairment Charges

      Amortization expense and impairment charges for acquired intangible assets and goodwill totaled $499.6 million for the year ended September 30, 2002, and are comprised of $145.1 million and $334.2 million of impairment charges of the Company’s identifiable intangible assets and goodwill, respectively, and $20.3 million of ratable amortization of acquired intangible assets from prior acquisitions. The Company adopted FASB Statement No. 142, “Goodwill and Other Intangibles” (“FAS 142”) on October 1, 2001 and accordingly, it ceased the ratable amortization of goodwill. Amortization expense for goodwill and assembled workforces was $23.8 million in the year ended September 30, 2001. For the years ended September 30, 2002 and 2001, amortization expense for acquired intangible assets was $20.3 million and $6.4 million, respectively, and related to acquisitions prior to and during fiscal 2002 and 2001.

Acquisition-related and Restructuring Costs

      The Company recorded a charge to operations of $35.0 million in the year ended September 30, 2002, of which $16.4 million related to acquisitions and acquisition targets and $18.6 million to restructuring costs as detailed above. The acquisition costs are comprised of $5.9 million related to the vesting by the Company’s chief executive officer in certain incremental retirement benefits upon the closing of the acquisition of PRI on May 14, 2002, $8.5 million to write off loans to acquisition targets that management determined are no longer collectible and $2.0 million of other costs.

      The Company recorded $3.9 million of acquisition-related costs in the year ended September 30, 2001, related primarily to transaction costs incurred during the Company’s acquisition of PTI in July 2001.

Interest Income and Expense

      Interest income decreased by $2.7 million, to $9.8 million, in the year ended September 30, 2002, from $12.5 million the previous year. This decrease is due primarily to lower cash balances available for investment. Interest expense of $10.3 million for the year ended September 30, 2002, relates primarily to the 4.75% Convertible Subordinated Notes, and imputed interest on notes payable related to the e-Diagnostics and SimCon acquisitions. The notes issued for these acquisitions were settled on July 26, 2002 and May 14, 2002, respectively. Interest expense of $4.1 million in the prior year relates primarily to the 4.75% Convertible Subordinated Notes, imputed interest on the notes payable for the e-Diagnostics and SimCon acquisitions and the Company’s note payable to Daifuku America in connection with the acquisition of ASC and ASI, which was settled on January 5, 2001.

Income Tax Provision (Benefit)

      The Company recorded a net income tax provision of $92.8 million in the year ended September 30, 2002 and net income tax benefit of $6.4 million in the year ended September 30, 2001. The tax provision recorded in fiscal 2002 is primarily due to the recording of a valuation allowance against deferred tax assets when the Company determined that the tax benefits were not more likely than not to be realizable. The tax benefit recorded in fiscal 2001 is primarily due to anticipated future tax benefit of domestic net operating losses and research and development credits, partially offset by provisions for taxes on overseas earnings.

Year Ended September 30, 2001, Compared to Year Ended September 30, 2000

      The Company adopted the recommendations of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), effective October 1, 2000. The adoption of SAB 101 did not have any impact on the Company results of operations or financial position.

      The Company reported a net loss of $29.7 million for the year ended September 30, 2001, compared to net income of $15.1 million in the previous year. The results for the year ended September 30, 2001, include $30.2 million of amortization of acquired intangible assets, $9.3 million of restructuring and acquisition-related charges and $17.2 million of other charges. These other charges, recorded in the fourth quarter, include $13.7 million recorded to cost of product revenues, comprised of $13.1 million for reserves for excess and obsolete inventories, demonstration equipment removed from service and physical inventory adjustments and $0.6 million of additional warranty reserves, $1.0 million of accelerated amortization of research and development expense and $2.5 million of sales, general and administrative expense for additional accounts receivable allowances.

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

Revenues

      The Company reported revenues of $381.7 million in the year ended September 30, 2001, compared to $337.2 million in the previous year, a 13.2% increase. The increase in revenues is principally attributable to incremental revenue from acquisitions and the strength in the first half of fiscal 2001 in both the original equipment manufacturer (“OEM”) and end user markets, partially offset by lower revenues in the second half of the fiscal year. The Company’s net revenues, excluding the impact of acquisitions, increased 10.8% in the year ended September 30, 2001, compared to the prior year.

      The Company’s equipment automation segment reported revenues of $211.2 million in the year ended September 30, 2001, an increase of 1.5% from the prior year. This increase is primarily attributable to growth in the vacuum business area earlier in fiscal 2001, partially offset by lower revenues in the last two quarters of fiscal 2001. The Company’s factory automation hardware segment reported an increase of 21.4%, to $57.8 million in the year ended September 30, 2001, compared to the prior year, reflecting in part the strong growth in the Company’s Standard Mechanical Interface Facilities (“SMIF”) and Front Opening Uniform Pod (“FOUP”) product lines, partially offset by lower revenues at PTI. The Company’s fiscal 2001 acquisitions did not materially affect either its equipment automation segment or its factory automation hardware segment. The Company’s factory automation software segment reported revenues of $112.7 million in the year ended September 30, 2001, an increase of 38.4% from the prior year, principally due to internal growth, the acquisition of ASC and ASI on January 6, 2000 and the acquisition of SEMY on February 16, 2001.

      Product revenues increased $7.4 million, to $291.7 million, in the year ended September 30, 2001, from $284.4 million in the previous fiscal year. This growth is directly attributable to the Company’s recent acquisitions. Excluding acquisitions, combined product revenues remained flat from fiscal 2000 to fiscal 2001, due primarily to the slowdown in the semiconductor industry in the second half of fiscal 2001. Service revenues increased $37.2 million, or 70.4%, to $90.0 million. This increase is primarily attributable to internal growth, the acquisition of ASC and ASI on January 6, 2000, which accounted for approximately $14 million of the increase in service revenues over fiscal year 2000, and increased spare parts sales to both end user and OEM customers.

      Revenues outside the United States were $191.6 million, or 50.2% of revenues, and $161.5 million, or 47.9% of revenues, in the years ended September 30, 2001 and 2000, respectively. The absolute increase in revenues outside the United States is primarily the result of the Company’s expanded global presence from its recent acquisitions, while the increase as a percentage of the Company’s revenues reflects lower sales in the United States, in particular OEM sales in the second half of fiscal 2001, relative to the rest of the world.

Gross Margin

      Gross margin decreased to 39.9% for the year ended September 30, 2001, compared to 47.7% for the previous year. Excluding other charges of $13.7 million referred to above, the Company’s gross margin was 43.5% for the year ended September 30, 2001. This change is primarily a result of increased services revenues, where margins are higher, related to end user sales combined with lower software product revenues and increased unabsorbed manufacturing costs. The Company’s equipment automation segment gross margin decreased to 29.0% in the year ended September 30, 2001, from 41.9% in the prior year. The decrease is primarily the result of product and customer mix, coupled with the effects of the current downturn in the semiconductor industry and the resultant impact of excess manufacturing capacity. Gross margin for the Company’s factory automation hardware segment was 29.5% in the year ended September 30, 2001, a decrease from 35.2% in the prior year. The decrease is primarily due to inefficiencies for new products, combined with excess manufacturing capacity resulting from the current downturn in the semiconductor industry. The Company’s factory automation software segment gross margin for the year ended September 30, 2001, decreased to 65.7%, from 69.6% in the prior year. The decrease is primarily attributable to product and services mix; specifically, a decrease in higher-margin software product license revenues, partially offset by increased lower-margin service revenues.

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

      Gross margin on service revenues decreased to 30.2% for the year ended September 30, 2001, from 33.0% in the previous year. The decrease is primarily a result of business mix, combined with the pricing pressure of the end user services business and the effects of the current downturn in the semiconductor industry on the Company’s fixed cost absorption.

Research and Development

      Research and development expenses for the year ended September 30, 2001, were $60.9 million, an increase of $16.8 million, compared to $44.1 million in the previous year. Research and development expenses also increased as a percentage of revenues, to 16.0%, from 13.1% in the prior year. Excluding other charges of $1.0 million, research and development expenses were 15.7% of revenues in the current year. The increase in absolute spending is the result of the research and development related to the Company’s recent acquisitions as well as incremental spending associated with the launch of new products. The increase in these expenditures as a percentage of revenues is attributable in part to the downturn currently affecting the semiconductor industry, which began to impact the Company during the quarterly period ended March 31, 2001.

Selling, General and Administrative

      Selling, general and administrative expenses were $95.9 million for the year ended September 30, 2001, an increase of $18.5 million, compared to $77.4 million in the previous year. Selling, general and administrative expenses increased as a percentage of revenues, to 25.1% in the year ended September 30, 2001, from 23.0% in the previous year. Excluding other charges of $2.5 million, selling, general and administrative expenses were 24.5% of revenues in the year ended September 30, 2001. The increase in absolute spending is the result of expanded sales and marketing activities as well as general and administration support costs associated with the Company’s recently completed acquisitions and infrastructure improvements, while the increase as a percentage of revenues is attributable primarily to the downturn currently affecting the semiconductor industry.

Amortization of Acquired Intangible Assets

      Amortization expense for acquired intangible assets totaled $30.2 million for the year ended September 30, 2001, and relates to acquired intangible assets and goodwill from acquisitions. For the year ended September 30, 2000, amortization expense for acquired intangible assets was $18.5 million.

Acquisition-related and Restructuring Costs

      The Company recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. The acquisition-related costs relate to transaction costs, principally legal, accounting and investment banking fees incurred for the acquisition of PTI. Acquisition-related charges of $0.6 million in the year ended September 30, 2000, primarily relate to transaction costs in connection with the acquisition of Irvine Optical.

Interest Income and Expense

      Interest income increased by $2.8 million, to $12.5 million, in the year ended September 30, 2001, compared to an increase of $6.6 million to $9.7 million the previous year. This increase is due primarily to higher cash and investment asset balances which resulted from investing the proceeds from the Company’s private placement of $175.0 million aggregate Convertible Subordinated Notes in May 2001 and the public offering of shares of its common stock in March 2000. Interest expense of $4.1 million for the year ended September 30, 2001, relates primarily to the 4.75% Convertible Subordinated Notes, imputed interest on notes payable related to the e-Diagnostics and SimCon acquisitions and the Company’s note payable to Daifuku America in connection with the acquisition of ASC and ASI, which was settled on January 5, 2001. Interest expense in the prior year primarily relates to Irvine Optical’s debt, which was paid by Brooks subsequent to the Company’s acquisition of Irvine Optical, and the note payable to Daifuku America.

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

Liquidity and Capital Resources

      The Company has recorded significant losses from operations and has an accumulated deficit of $765.4 million at September 30, 2002. Revenues and operations have decreased substantially and net cash outflows from operations have increased significantly as a result of acquisitions and the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the year ended September 30, 2002, to align its cost structures and its revenues.

Due to the severity of and the continuation of the downturn, the Company announced in December 2002 further cost reductions to be implemented during the course of fiscal 2003. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of revenues, results of operations and net cash flows are inherently difficult.

      At September 30, 2002, the Company had cash, cash equivalents and marketable securities aggregating $245.7 million. This amount was comprised of $125.3 million of cash and cash equivalents, $25.3 million of investments in short-term marketable securities and $95.1 million of investments in long-term marketable securities.

      At September 30, 2001, the Company had cash, cash equivalents and marketable securities aggregating $329.7 million. This amount was comprised of $160.2 million of cash and cash equivalents, $43.6 million of investments in short-term marketable securities and $125.9 million of investments in long-term marketable securities.

      The Company issued 15.9 million shares during fiscal 2002, valued at $519.9 million, based on the average closing price of the Company’s stock for two days before, the day of and two days after the announcement of each transaction, as purchase consideration in the acquisitions of Hermos, PRI, IAS, Tec-Sem and GPI. The Company expects to issue an additional 137,760 shares to the selling stockholders of Hermos upon the satisfaction of certain contingencies. This additional consideration will generate additional goodwill of approximately $2 million, based on the price of the Company’s common stock at September 30, 2002, which may be part of a goodwill impairment charge during fiscal 2003.

      Cash and cash equivalents were $125.3 million at September 30, 2002, a decrease of $34.9 million from September 30, 2001. This decrease in cash and cash equivalents is primarily due to cash used in operations of $55.7 million, capital expenditures of $23.7 million and $55.7 million for the cash consideration element of acquisitions in the year. These amounts were partially offset by $49.0 million of net sales and maturities of marketable securities, $8.0 million of net proceeds from the issuance of common stock and cash acquired totaling $39.5 million, primarily from the PRI acquisition.

      Cash used in operations was $55.7 million for the year ended September 30, 2002, and is primarily attributable to the Company’s net loss of $720.0 million, adjusted for depreciation and amortization of $37.4 million, a charge for the impairment of intangible assets and goodwill totaling $479.3 million, net changes to the Company’s net deferred tax asset aggregating $96.7 million and a decrease in accounts receivable of $40.1 million.

      The Company’s days sales outstanding (“DSO”) decreased to 77 days at September 30, 2002, from 137 days at September 30, 2001. The improvement is primarily attributable to the Company’s increased emphasis on collection efforts, including higher staffing levels for collections.

      Cash provided by investing activities was $10.2 million for the year ended September 30, 2002, and is principally comprised of net proceeds from sale of marketable securities of $49.0 million and $39.5 million of cash acquired with the PRI acquisition, offset by $14.3 million of transaction costs related to the acquisition of PRI, $6.4 million for the acquisition of IAS, $12.4 million for the acquisition of the Zygo Group, $14.3 million for the acquisition of Tec-Sem, net of cash acquired, $5.4 million for the acquisition of Hermos, $2.7 million for other acquisitions, net of cash acquired and $23.7 million used for capital additions.

      Cash provided by financing activities was $7.4 million for the year ended September 30, 2002, and is primarily comprised of $8.0 million from the issuance of stock under the Company’s employee stock purchase plan and the exercise of options to purchase the Company’s common stock, partially offset by $0.6 million for the payment of long-term debt.

      In connection with the acquisition of the e-Diagnostics product business, the Company had issued a $17.0 million one-year note payable to the selling stockholders. This note, payable in cash or common stock, or any combination thereof, at the Company’s discretion, was settled on July 26, 2002 by issuing 935,896 shares of common stock in full settlement of the note. Additional cash payments aggregating a maximum of $8.0 million over the next two years could be required for payment of consideration contingent upon meeting certain performance objectives, if the Company elected to settle any or all potential contingent payments in cash.

      In connection with its acquisition of SimCon, the Company had issued a note payable to the selling stockholders for $750,000, payable in one year. This note was settled with 21,645 shares of the Company’s common stock on May 14, 2002.

      On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1 of each year. The Company made its first interest payment on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of the Company’s common stock reaches certain prices. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company’s common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company’s senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

      While the Company has no significant capital commitments, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

      The Company had a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. (“ABN AMRO”), which expired on May 31, 2002. Accordingly, ABN AMRO will not extend loans or issue additional letters of credit. At September 30, 2002, the Company had approximately $1.1 million remaining in outstanding letters of credit under this facility.

      The Company’s contractual obligations and severance-related restructuring commitments consist of the following (in thousands):

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$44,636	$10,199	$14,444	$9,734	$10,259
Operating leases — exited facilities	18,977	4,089	4,104	2,893	7,891
Debt	175,185	8	169	8	175,000
Interest on convertible subordinated notes	49,876	8,313	16,625	16,625	8,313

Total contractual obligations	$288,674	$22,609	$35,342	$29,260	$201,463

      The table above does not include an accrual of $9.6 million related to the projected retirement benefit to be paid to the Company’s Chief Executive Officer under his current employment agreement. The projected amount payable is due immediately upon his retirement; however, his retirement date is not determinable at this time. His current employment agreement will expire on October 1, 2005.

      The Company believes that its existing resources will be adequate to fund the Company’s currently planned working capital and capital expenditure requirements for at least the next twelve months. However, the Company used $55.7 million to fund its operations in fiscal 2002, and the cyclical nature of the semiconductor industry makes it very difficult for the Company to predict future liquidity requirements with certainty. Accordingly, over the longer term it is important that the restructuring programs described above succeed in aligning costs with revenues. In addition, the Company may experience unforeseen capital needs in connection with its recently completed acquisitions. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund its expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

Recent Accounting Pronouncements

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The Company adopted this standard effective October 1, 2002.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of FAS 146. The adoption of FAS 146 will change, on a prospective basis, the timing of recording restructure charges from the commitment date to when the liability is incurred. The adoption of this standard will impact the timing of recording of restructuring activities initiated subsequent to December 31, 2002.

Factors That May Affect Future Results

      You should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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

      The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers’ capital expenditures is dependent on the current and anticipated market demand for semiconductors. The semiconductor industry is highly cyclical and is currently experiencing a downturn. The downturn may continue for several more quarters. As a result of cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, the Company may be unable to continue to invest in marketing, research and development and engineering at the levels the Company believes are necessary to maintain its competitive position. The Company’s failure to make these investments could seriously curtail its long-term business prospects. Consistent with its experience in past downturns, the current industry downturn has reduced the Company’s revenues and caused it to incur losses. There can be no guarantee of when this downturn will end or that the Company will return to profitability when the downturn does end.

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

The Company’s Future Operations Could Be Harmed if the Commercial Adoption of 300mm Wafer Technology Continues to Progress Slowly or is Halted.

      The Company’s future operations depend in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than originally expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly impair the Company’s operations. Moreover, continued delay in transition to 300mm technology could permit the Company’s competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become vigorous and could harm the Company’s results of operations.

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

Risk Factors Relating to the Company’s Acquisitions

The Company’s Business Could Be Harmed if the Company Fails to Adequately Integrate the Operations of the Businesses it Has Acquired.

      Over the past several years, the Company has completed a number of acquisitions in a relatively short period of time, including the acquisition of PRI in May 2002. The Company’s management must devote substantial time and resources to the integration of the operations of its acquired businesses with its core business and its other acquired businesses. If the Company fails to accomplish this integration efficiently, the Company may not realize the anticipated benefits of its acquisitions. The Company was required to record impairment charges on acquired intangible assets and goodwill aggregating $479.3 million in fiscal 2002. The Company may be required in the future to record additional significant future impairment costs in the event that the carrying value exceeds the fair value of acquired intangible assets. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of its acquired businesses, presents a significant challenge to the Company’s management. This is compounded by the challenge of simultaneously managing a larger entity. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of difficulties of integration, including:

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

The Company’s Business May Be Harmed By Acquisitions the Company Completes in the Future.

      While the Company does not anticipate any significant additional acquisitions while the current economic downturn continues, it may in the future pursue additional acquisitions of related businesses. The Company’s identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on the Company’s business, diversion of the Company’s management’s attention and risks associated with unanticipated problems or latent liabilities. If the Company is successful in pursuing future acquisitions, the Company may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect the Company’s results of operations and be dilutive to its stockholders. If the Company spends significant funds or incurs additional debt, the Company’s ability to obtain financing for working capital or other purposes could decline, and the Company may be more vulnerable to economic downturns and competitive pressures. The Company cannot guarantee that it will be able to finance additional acquisitions or that it will realize any anticipated benefits from acquisitions that it completes. Should the Company successfully acquire another business, the process of integrating acquired operations into the Company’s existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of the Company’s existing business.

Risk Factors Relating to the Company’s Operations

The Company’s Sales Volume Substantially Depends on the Sales Volume of the Company’s Original Equipment Manufacturer Customers and on Investment in Major Capital Expansion Programs by End-User Semiconductor Manufacturing Companies.

      The Company sells a majority of its tool automation products to original equipment manufacturers that incorporate the Company’s products into their equipment. Therefore, the Company’s revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. Approximately 50% and 56% of the Company’s total revenue in fiscal 2002 and fiscal 2001, respectively, came from sales to original equipment manufacturers.

      The Company also generates significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits. The Company’s revenues depend, in part, on continued capital investment by semiconductor manufacturing companies. Approximately 50% and 44% of the Company’s total revenue in fiscal 2002 and fiscal 2001, respectively, came from sales to semiconductor manufacturing companies. The percentage of the Company’s total revenue attributable to semiconductor manufacturing companies should rise in fiscal 2003 as a result of the PRI acquisition. The Company’s revenues will be adversely affected if semiconductor manufacturing companies do not invest in capital expansion programs due to the downturn in the semiconductor industry or for other reasons.

Demand For the Company’s Products Fluctuates Rapidly and Unpredictably, Which Makes it Difficult to Manage its Business Efficiently and Can Reduce its Gross Margins and Profitability.

      The Company’s expense levels are based in part on its expectations for future demand. Many expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The rapid and unpredictable shifts in demand for the Company’s products make it difficult to plan manufacturing capacity and business operations efficiently. If demand is significantly below expectations, the Company may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave the Company with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. For example, as a result of the current industry downturn, the Company recorded inventory adjustments of $12.5 million in the fourth quarter of fiscal 2002 relating to inventory writedowns. The Company’s ability to reduce expenses is further constrained because it must continue to invest in research and development to maintain its competitive position and to maintain service and support for its existing global customer base. Conversely, during periods of increased demand the Company’s ability to satisfy increased customer demand may be constrained by its projections. If the Company’s projections underestimate demand, the Company may have inadequate inventory and may not be able to expand its manufacturing capacity, which could result in delays in shipments and loss of customers and reduced gross margins and profitability. In sudden upturns, the Company sometimes incurs significant expenses to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. This risk is more acute in fiscal 2003 as the Company consolidates several of its manufacturing locations, making its manufacturing capabilities more vulnerable to sudden demands for production. Even if the Company is able to sufficiently expand its capacity, the Company may not efficiently manage this expansion which would adversely affect the Company’s gross margin and profitability. Any of these results could seriously harm the Company’s business.

The Company Relies on a Relatively Limited Number of Customers for a Large Portion of its Revenues and Business.

      The Company receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect the Company’s revenue, business and reputation. In addition, the Company’s customers have in the past sought price concessions from it and may continue to do so in the future, particularly during downturns in the semiconductor market, which could reduce the Company’s profitability and gross margins. The Company’s sales to its ten largest customers accounted for approximately 33% of total revenues in fiscal 2002, 37% in fiscal 2001 and 40% in fiscal 2000.

Delays in or Cancellation of Shipments or Customer Acceptance of a Few of the Company’s Large Orders Could Substantially Decrease its Revenues or Reduce its Stock Price.

      Historically, a substantial portion of the Company’s quarterly and annual revenues came from sales of a small number of large orders. Some of the Company’s products have high selling prices compared to the Company’s other products. As a result, the timing of when the Company recognizes revenue from one of these large orders can have a significant impact on its total revenues and operating results for a particular period because its sales in that fiscal period could fall significantly below the expectations of financial analysts and investors. This could cause the value of its common stock to fall. The Company’s operating results could be harmed if a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

The Company Does Not Have Long-term Contracts With Its Customers and the Company’s Customers May Cease Purchasing the Company’s Products at Any Time.

      The Company generally does not have long-term contracts with its customers. As a result, the Company’s agreements with its customers do not provide any assurance of future sales. Accordingly:

•	the Company’s customers can cease purchasing its products at any time without penalty;

•	the Company’s customers are free to purchase products from the Company’s competitors;

•	the Company is exposed to competitive price pressure on each order; and

•	the Company’s customers are not required to make minimum purchases.

      Sales typically are made pursuant to individual purchase orders and product delivery often occurs with extremely short lead times. If the Company is unable to fulfill these orders in a timely manner, the Company could lose sales and customers.

The Company’s Systems Integration Services Business Has Grown Significantly Recently and Poor Execution of Those Services Could Adversely Impact the Company’s Operating Results.

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

      The Company also must complete successfully a costly evaluation and proposal process before it can achieve volume sales of its factory automation hardware and software and systems integration products to customers. These undertakings are major decisions for most prospective customers and typically involve significant capital commitments and lengthy evaluation and approval processes. The Company cannot guarantee that it will continue to satisfy evaluations by its end-user customers.

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

      Because the Company’s systems are complex, there can be a significant lag between the time it introduces a system and the time it begins to produce that system in volume. As technology in the semiconductor industry becomes more sophisticated, the Company is finding it increasingly difficult to design and integrate complex technologies into its systems, to procure adequate supplies of specialized components, to train its technical and manufacturing personnel and to make timely transitions to high-volume manufacturing. Many customers also require customized systems, which compound these difficulties. The Company sometimes incurs substantial unanticipated costs to ensure that its new products function properly and reliably early in their life cycle. These costs could include greater than expected installation and support costs or increased materials costs as a result of expedited changes. The Company may not be able to pass these costs on to its customers. In addition, the Company has experienced, and may continue to experience, difficulties in both low and high volume manufacturing. Any of these results could seriously harm the Company’s business.

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

The Company May Have Difficulty Managing Operations.

      In September and December 2002, the Company announced restructuring programs to further reduce the Company’s cost structure. The restructuring programs will include, among other things, a reduction in force of approximately 700 employees, abandonment of certain product lines and information technology projects and the consolidation of certain facilities. The Company had also announced a restructuring program in September

2001. Due in large part to the prolonged downturn in the semiconductor industry, this program was not successful in achieving its aim of aligning the Company’s operating costs with its expected revenues. The Company cannot guarantee that its more recently announced restructuring programs will be successful. The reduction in force could result in a temporary reduction in productivity by the Company’s employees. In addition, the Company’s future operating results will depend on the success of this restructuring program as well as on the Company’s overall ability to manage operations, which includes, among other things:

•	Retaining and hiring, as required, the appropriate number of qualified employees;

•	Enhancing and expanding, as appropriate, the Company’s infrastructure, including but not limited to, the Company’s information systems and management team;

•	Accurately forecasting revenues;

•	Managing inventory levels to minimize excess and obsolete inventory;

•	Controlling expenses;

•	Managing the Company’s manufacturing capacity, real estate facilities and other assets; and

•	Executing on the Company’s plans.

      An unexpected further decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of the Company’s operations could have a further material adverse effect on the Company’s business, results of operations or financial condition.

The Company May Be Unable to Retain Necessary Personnel Because of Intense Competition for Highly Skilled Personnel.

      The Company needs to retain a substantial number of employees with technical backgrounds for both its hardware and software engineering, manufacturing, sales and support staffs. The market for these employees is very competitive, and the Company has occasionally experienced delays in hiring qualified personnel. Due to the cyclical nature of the demand for its products and the current prolonged downturn in the semiconductor market, the Company recently has reduced its workforce on several occasions as a cost reduction measure. If the semiconductor market experiences an upturn, the Company may need to rebuild its workforce. Due to the competitive nature of the labor markets in which the Company operates, this type of employment cycle increases the risk of being unable to retain and recruit key personnel. The Company’s inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect its ability to develop, manufacture, install and support its products and may result in lost revenue and market share if customers seek alternative solutions.

The Company’s International Business Operations Expose It to a Number of Difficulties in Coordinating Its Activities Abroad and in Dealing With Multiple Regulatory Environments.

      Sales to customers outside North America accounted for approximately 48% of Brooks’ total revenues in fiscal 2002, 50% in fiscal 2001 and 48% in fiscal 2000. The Company anticipates that international sales will continue to account for a significant portion of its revenues. Many of the Company’s vendors are located in foreign countries. As a result of its international business operations, the Company is subject to various risks, including:

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	difficulties in managing distributors, representatives and third party systems integrators;

•	challenges presented by collecting trade accounts receivable in foreign jurisdictions;

•	longer sales-cycles;

•	possible adverse tax consequences;

•	fewer legal protections for intellectual property;

•	governmental currency controls and restrictions on repatriation of earnings;

•	changes in various regulatory requirements;

•	political and economic changes and disruptions; and

•	export/ import controls and tariff regulations.

      To support its international customers, the Company maintains locations in several countries, including Belgium, Canada, China, France, Germany, Japan, Malaysia, Singapore, South Korea, Switzerland, Taiwan and the United Kingdom. The Company cannot guarantee that it will be able to manage these operations effectively. Nor can it guarantee that its investment in these international operations will enable it to compete successfully in international markets or to meet the service and support needs of its customers, some of whom are located in countries where the Company has no infrastructure.

      Although the Company’s international sales are primarily denominated in U.S. dollars, changes in currency exchange rates can make it more difficult for it to compete with foreign manufacturers on price. If the Company’s international sales increase relative to its total revenues, these factors could have a more pronounced effect on the Company’s operating results.

      In Taiwan, the Company’s business could be impacted by the political, economic and military conditions in that country. China does not recognize Taiwan’s independence and the two countries are continuously engaged in political disputes. Both countries have continued to conduct military exercises in or near the others territorial waters and airspace. These disputes may continue or escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. The political instability in Taiwan could result in the creation of political or other non-economic barriers to the Company being able to sell its products or create local economic conditions that reduce demand for the Company’s products among the Company’s target markets.

      In both Taiwan and Japan, the Company’s customers are subject to risk of natural disasters, which, if they were to occur, could harm the Company’s revenue. Semiconductor fabrication facilities have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan and Japan. For example, in 1999, Taiwan experienced several earthquakes which impacted foundries due to power outages, physical damage and employee dislocation. The Company’s business could suffer if a major customer’s manufacturing capacity was adversely affected by a natural disaster such as an earthquake, fire, tornado or flood.

      Any kind of economic instability in Taiwan and Japan or other parts of Asia where the Company does business can have a severe negative impact on the Company’s operating results due to the large concentration of the Company’s sales activities in this region. For example, during 1997 and 1998, several Asian countries, including Taiwan and Japan, experienced severe currency fluctuation and economic deflation, which negatively impacted the Company’s revenues and also negatively impacted the Company’s ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for the Company’s customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. The economic situation during this period exacerbated a decline in selling prices for the Company’s products as the Company’s competitors reduced product prices to generate needed cash.

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

•	accurately identifying and defining new market opportunities and products;

•	completing and introducing new product designs in a timely manner;

•	market acceptance of the Company’s products and its customers’ products;

•	timely and efficient software development, testing and process;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance in the field;

•	development of a comprehensive, integrated product strategy; and

•	efficient implementation and installation and technical support services.

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

      The Company believes the primary competitive factors in the equipment automation segment are throughput, reliability, contamination control, accuracy and price/performance. The Company believes that its primary competition in the equipment automation market is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from an independent supplier like the Company. Many of these original equipment manufacturers have substantially greater resources than the Company does. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. The Company may not be successful in selling its products to original equipment manufacturers that internally satisfy their wafer or substrate handling needs, regardless of the performance or the price of the Company products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become the Company’s competitors.

      The Company believes that the primary competitive factors for factory interface products in the factory automation hardware segment are technical and technological capabilities, reliability, price/performance, ease of integration and global sales and support capability. In this market, the Company competes directly with Asyst, Rorze, Fortrend, Newport, TDK, Yasakawa and Hirata. Some of these competitors have substantial financial resources and extensive engineering, manufacturing and marketing capabilities. The Company’s automated material handling systems division in the factory automation hardware segment competes with Daifuku, Murata Machiner, the Asyst-Shinko Electric joint venture and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The primary competitive factors in this market are quality, robustness and performance, price, ease of integration, vendor reputation, financial stability, support and on-time delivery.

      The Company believes that the primary competitive factors in the end-user semiconductor manufacturer market for factory automation software are product functionality, price/performance, ease of use, ease of integration and installation, hardware and software platform compatibility, costs to support and maintain, vendor reputation and financial stability. The relative importance of these competitive factors may change over time. The Company directly competes in this market with various competitors, including Applied Materials-Consilium, IBM, Si-view, HP/Compaq, TRW, Camstar and numerous small, independent software companies. The Company also competes with the in-house software staffs of semiconductor manufacturers like NEC, Texas Instruments and Intel. Most of those manufacturers have substantially greater resources than the Company does.

      It is a normal incident of the purchasing process of most of the Company’s existing and potential customers to actively evaluate the product and service offerings of our competitors. In some cases that process involves utilizing the products of competitors on a trial basis at the customer’s site. This is done to allow those customers to identify the product and service offerings that they judge to be of the highest quality and most suited to their needs. Customers also engage in such practices as part of a program to avoid dependence on sole-source suppliers for certain of their needs. The existence of such practices can make it more difficult for the Company both to gain new customers and to win repeat business from existing customers.

      New products developed by the Company’s competitors or more efficient production of their products could increase pricing pressure on our products. In addition, companies in the semiconductor capital equipment industry have been facing pressure to reduce costs. Either of these factors may require the Company to make significant price reductions to avoid losing orders. Further, the Company’s current and prospective customers continuously expert pressure on the Company to lower prices, shorten delivery times and improve the capabilities of the Company’s products. Failure to respond adequately to such pressures could result in a loss of customers or orders.

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

The Company’s Business May Be Harmed by Infringement Claims of General Signal or Applied Materials.

      Brooks received notice from General Signal Corporation (“General Signal”) alleging certain of Brooks’ tool automation products that the Company sells to semiconductor process tool manufacturers infringed General Signal’s patent rights. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against Brooks and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by the Company, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents. The Company cannot guarantee that it would prevail in any litigation by Applied Materials seeking damages or expenses from it or to enjoin it from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to the Company on reasonable terms, if at all. A substantial portion of Brooks’ revenues for fiscal 2001 derived from the products that are alleged to infringe.

The Company’s Business May Be Harmed by Infringement Claims of Asyst Technologies, Inc.

      Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. (“Asyst”) had previously filed suit against Jenoptik AG and other defendants, claiming that products of the defendants, including IridNet, infringe Asyst’s patents. This ongoing litigation may ultimately affect certain products sold by the Company. The Company has received notice that Asyst may amend its complaint to name the Company as an additional defendant. Based on the Company’s investigation of Asyst’s allegations, it does not believe it is infringing any claims of Asyst’s patents. The Company intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in prosecuting its case, Asyst may seek to prohibit the Company from developing, marketing and using the IridNet product without a license. Because patent litigation can be extremely expensive, time-consuming, and its outcome uncertain, the Company may seek to obtain licenses to the disputed patents. The Company cannot guarantee that licenses will be available to it on reasonable terms, if at all. If a license from Asyst is not available, the Company could be forced to incur substantial costs to reengineer the IridNet system, which could diminish its value. In any case, the Company may face litigation with Asyst. Such litigation could be costly and would divert the Company management’s attention and resources. In addition, even though sales of IridNet comprise a small percentage of the Company’s revenues, if the Company does not prevail in such litigation, the Company could be forced to pay significant damages or amounts in settlement. Jenoptik has agreed to indemnify the Company for losses the Company may incur in this action.

      In addition, Asyst made assertions in approximately 1995 that certain technology employed in products manufactured and sold by Hermos Informatik GmbH infringed one or more of Asyst’s patents. Hermos was acquired by the Company in July 2002. (See Item 7, “Acquisitions”.) To date Asyst has taken no steps to assert or enforce any such rights against the Company and, to the Company’s knowledge, Asyst never commenced enforcement proceedings against Hermos prior to its acquisition by the Company. Should Asyst seek to pursue any such claims against Hermos or the Company, the Company would be subject to all of the business and litigation risks identified in the preceding paragraph.

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

Risk Factors Relating to the Company’s Common Stock

The Company’s Operating Results Fluctuate Significantly, Which Could Negatively Impact Its Business and Its Stock Price.

      The Company’s revenues, margins and other operating results can fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	the level of demand for semiconductors in general;

•	cycles in the market for semiconductor manufacturing equipment and automation software;

•	the timing, rescheduling, cancellation and size of orders from the Company’s customer base;

•	the Company’s ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	the Company’s success in winning competitions for orders;

•	the timing of the Company’s new product announcements and releases and those of its competitors;

•	the mix of products it sells;

•	the timing of any acquisitions and related costs;

•	competitive pricing pressures; and

•	the level of automation required in fab extensions, upgrades and new facilities.

      A portion of the Company’s revenues from the factory automation software business depends on achieving project milestones. As a result, the Company’s revenue from the factory automation software business is subject to fluctuations depending upon a number of factors, including the Company’s ability to achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

The Company’s Stock Price is Volatile.

      The market price of the Company’s common stock has fluctuated widely. For example, between April 4, 2001 and April 30, 2001, the closing price of Brooks common stock rose from approximately $35.45 to $62.61 per share and between August 28, 2001 and September 28, 2001, the price of the Brooks common stock dropped from approximately $48.15 to $26.59 per share. Consequently, the current market price of the Company common stock may not be indicative of future market prices, and Brooks may be unable to sustain or increase the value of an investment in its common stock. Factors affecting the Company’s stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or the Company’s failure to meet analysts’ expectations;

•	changes in the market price per share of the Company’s public company customers;

•	market conditions in the industry;

•	general economic conditions;

•	low trading volume of the Company common stock; and

•	the number of firms making a market in the Company common stock.

      In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like the Company. These market fluctuations could adversely affect the market price of the Company’s common stock.

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

Interest Rate Exposure

      Based on Brooks’ overall interest exposure at September 30, 2002, including its fixed rate $175.0 million convertible notes due in 2008, a 10% change in the effective interest rate percentage would not materially affect the consolidated results of operations or financial position.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Brooks-PRI Automation, Inc.:

      In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Brooks-PRI Automation, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

November 18, 2002, except for the second paragraph of Note 1 and the third paragraph of Note 12, as to which the date is December 20, 2002.

BROOKS-PRI AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

	(In thousands, except
	share and per share
	data)
ASSETS
Current assets
Cash and cash equivalents	$125,297	$160,239
Marketable securities	25,353	43,593
Accounts receivable, net, including related party receivables of $68 and $32, respectively	89,150	93,565
Inventories	78,193	49,295
Prepaid expenses and other current assets	15,560	9,836
Deferred income taxes	—	26,608

Total current assets	333,553	383,136
Property, plant and equipment
Buildings and land	37,259	31,910
Computer equipment and software	45,558	38,497
Machinery and equipment	23,658	17,349
Furniture and fixtures	14,706	11,240
Leasehold improvements	25,238	10,069
Construction in progress	13,768	11,026

	160,187	120,091
Less: Accumulated depreciation and amortization	(75,395)	(53,632)

	84,792	66,459
Long-term marketable securities	95,087	125,887
Goodwill	104,156	60,128
Intangible assets, net	14,648	40,788
Deferred income taxes	—	19,280
Other assets	25,261	14,026

Total assets	$657,497	$709,704

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$17,122
Current portion of long-term debt	8	392
Accounts payable	30,436	18,595
Deferred revenue	29,032	15,507
Accrued warranty and retrofit costs	19,011	1,839
Accrued compensation and benefits	18,171	12,835
Accrued retirement benefit	9,599	3,661
Accrued restructuring costs	18,897	3,702
Accrued income taxes payable	8,488	7,691
Deferred income taxes	—	423
Accrued expenses and other current liabilities	23,573	19,206

Total current liabilities	157,215	100,973
Long-term debt	175,177	175,031
Deferred income taxes	—	6,546
Accrued long-term restructuring	14,889	1,559
Other long-term liabilities	1,488	664

Total liabilities	348,769	284,773

Commitments and contingencies (Note 16)
Minority interests	493	762

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 1 share and no shares issued and outstanding at September 30, 2002 and 2001, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares and 43,000,000 shares authorized, 36,199,333 and 18,903,165 shares issued and outstanding at September 30, 2002 and 2001, respectively	362	189
Additional paid-in capital	1,094,726	471,991
Deferred compensation	(13,421)	(5)
Accumulated other comprehensive loss	(8,058)	(2,586)
Accumulated deficit	(765,374)	(45,420)

Total stockholders’ equity	308,235	424,169

Total liabilities, minority interests and stockholders’ equity	$657,497	$709,704

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Revenues
Product, including related party revenues of $616, $13,966 and $36,934, respectively	$208,666	$291,727	$284,366
Services	95,588	89,989	52,818

Total revenues	304,254	381,716	337,184

Cost of revenues
Product	151,147	166,471	141,088
Services	70,063	62,861	35,371

Total cost of revenues	221,210	229,332	176,459

Gross profit	83,044	152,384	160,725

Operating expenses
Research and development	75,055	60,868	44,147
Selling, general and administrative	101,205	95,919	77,410
Amortization of acquired intangible assets and asset impairment charges	499,570	30,187	18,506
Acquisition-related and restructuring charges	35,032	9,314	578

Total operating expenses	710,862	196,288	140,641

Income (loss) from operations	(627,818)	(43,904)	20,084
Interest income	9,840	12,534	9,707
Interest expense	10,290	4,063	1,345
Other (income) expense, net	856	(1,090)	(2)

Income (loss) before income taxes and minority interests	(627,412)	(36,523)	28,444
Income tax provision (benefit)	92,816	(6,439)	13,609

Income (loss) before minority interests	(720,228)	(30,084)	14,835
Minority interests in loss of consolidated subsidiaries	(274)	(424)	(274)

Net income (loss)	(719,954)	(29,660)	15,109
Accretion and dividends on preferred stock	—	(90)	(120)

Net income (loss) attributable to common stockholders	$(719,954)	$(29,750)	$14,989

Earnings (loss) per share
Basic	$(27.90)	$(1.65)	$0.96
Diluted	$(27.90)	$(1.65)	$0.88
Shares used in computing earnings (loss) per share
Basic	25,807	18,015	15,661
Diluted	25,807	18,015	17,192

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

						Accumulated
	Common	Common	Additional			Other
	Stock	Stock at	Paid-in	Deferred	Comprehensive	Comprehensive	Accumulated
	Shares	Par Value	Capital	Compensation	Income (Loss)	Income (Loss)	Deficit	Total

	(In thousands)
Balance September 30, 1999	13,110,313	$131	$168,954	$(65)		$(1,093)	$(30,014)	$137,913
Shares issued under stock option and purchase plans	558,195	6	5,418	—		—	—	5,424
Common stock offering	3,070,500	31	220,445	—		—	—	220,476
Common stock issued in acquisitions	849,903	8	21,829	—		—	—	21,837
Amortization of deferred compensation		—	—	30		—	—	30
Accretion and dividends on preferred stock		—	—	—		—	(120)	(120)
Income tax benefit from stock options		—	6,738	—		—	—	6,738
Income tax benefit from acquisitions		—	9,865	—		—	—	9,865
Comprehensive income (loss):
Net income		—	—	—	$15,109	—	15,109	15,109
Currency translation adjustments		—	—	—	(1,849)	(1,849)	—	(1,849)

Comprehensive income		—	—	—	$13,260	—	—

Elimination of Irvine Optical net income for the three months ended December 31, 1999		—	—	—		—	(139)	(139)

Balance September 30, 2000	17,588,911	176	433,249	(35)		(2,942)	(15,164)	415,284
Shares issued under stock option and purchase plans	470,239	5	9,080	—		—	—	9,085
Common stock issued in acquisitions	844,015	8	25,967	—		—	—	25,975
Amortization of deferred compensation		—	—	30		—	—	30
Accretion and dividends on preferred stock		—	—	—		—	(90)	(90)
Income tax benefit from stock options		—	3,695	—		—	—	3,695
Comprehensive income (loss):
Net loss		—	—	—	$(29,660)	—	(29,660)	(29,660)
Currency translation adjustments		—	—	—	356	356	—	356

Comprehensive loss		—	—	—	$(29,304)	—	—

Elimination of Progressive Technologies net income for the three months ended December 31, 2000		—	—	—		—	(506)	(506)

Balance September 30, 2001	18,903,165	189	471,991	(5)		(2,586)	(45,420)	424,169
Shares issued under stock option and purchase plans	429,928	4	8,025	—		—	—	8,029
Common stock issued in acquisitions	16,866,240	169	537,561	—		—	—	537,730
Stock options converted in acquisitions		—	77,149	—		—	—	77,149
Deferred compensation		—	—	(15,209)		—	—	(15,209)
Amortization of deferred compensation		—	—	1,793		—	—	1,793
Comprehensive income (loss):
Net loss		—	—	—	$(719,954)	—	(719,954)	(719,954)
Currency translation adjustments		—	—	—	3,807	3,807	—	3,807
Unrealized loss on investment in Shinsung		—	—	—	(9,279)	(9,279)	—	(9,279)

Comprehensive loss		—	—	—	$(725,426)	—	—	—

Balance September 30, 2002	36,199,333	$362	$1,094,726	$(13,421)		$(8,058)	$(765,374)	$308,235

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(719,954)	$(29,660)	$15,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,402	45,041	30,400
Impairment of intangible assets and goodwill	479,253	—	—
Compensation expense related to common stock options	1,794	30	30
Provision for losses on accounts receivable	3,129	4,691	540
Reserves for excess and obsolete inventories	8,297	15,426	2,611
Deferred income taxes	96,748	(14,050)	(8,801)
Amortization of debt discount and issuance costs	628	214	—
Minority interests	(274)	(424)	(274)
(Gain) loss on disposal of long-lived assets	1,720	1,524	(142)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	40,112	3,734	(51,195)
Inventories	8,121	(4,897)	(30,592)
Prepaid expenses and other current assets	3,876	(760)	(7,702)
Accounts payable	(2,494)	(5,514)	12,779
Deferred revenue	1,928	(3,743)	8,385
Accrued warranty costs	7,249	1,020	302
Accrued compensation and benefits	(4,336)	(3,318)	9,684
Accrued acquisition-related and restructuring costs	(4,469)	4,723	(680)
Accrued expenses and other current liabilities	(14,389)	6,648	8,339

Net cash provided by (used in) operating activities	(55,659)	20,685	(11,207)

Cash flows from investing activities
Purchases of fixed assets	(23,660)	(53,652)	(13,879)
Acquisition of businesses, net of cash acquired	(16,195)	(33,142)	(24,399)
Purchases of marketable securities	(74,559)	(181,402)	(118,034)
Sale/maturity of marketable securities	123,599	114,956	15,000
Proceeds from sale of long-lived assets	57	224	735
(Increase)decrease in other assets	968	(728)	(1,550)

Net cash provided by (used in) investing activities	10,210	(153,744)	(142,127)

Cash flows from financing activities
Net repayments of lines of credit and revolving credit facilities	—	(350)	(1)
Net decrease in short-term borrowings	—	(16,000)	(5,263)
Proceeds from issuance of convertible notes, net of issuance costs	—	169,543	—
Payments of long-term debt and capital lease obligations	(587)	(490)	(562)

	Year ended September 30,

	2002	2001	2000

	(In thousands)
Proceeds from issuance of common stock, net of issuance costs	8,029	9,106	225,900

Net cash provided by financing activities	7,442	161,809	220,074

Elimination of net cash activities on pooling of interest transactions	—	(1,119)	14

Effects of exchange rate changes on cash and cash equivalents	3,065	(1,028)	(149)

Net increase (decrease) in cash and cash equivalents	(34,942)	26,603	66,605
Cash and cash equivalents, beginning of year	160,239	133,636	67,031

Cash and cash equivalents, end of year	$125,297	$160,239	$133,636

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,560	$193	$1,432
Cash paid (received) during the year for income taxes, net of refunds	$(5,339)	$5,876	$10,450
Supplemental disclosure of noncash financing and investing activities
Accretion and dividends on preferred stock	$—	$90	$120
Settlement of notes related to acquisitions in exchange for common stock	$17,750	$—	$—
The Company utilized available funds, issued common stock and issued notes in connection with certain business combinations during the years ended September 30, 2002, 2001 and 2000. The fair values of the assets and liabilities of the acquired companies are presented as follows:
Assets acquired	$217,537	$11,682	$14,166
Liabilities assumed	(98,227)	(9,585)	(17,364)

Net assets acquired (liabilities assumed)	$119,310	$2,097	$(3,198)

The acquisitions were funded as follows:
Cash consideration	$38,021	$33,274	$27,300
Common stock	519,888	23,363	15,027
Stock options converted	77,149	—	—
Notes issued to sellers	—	16,906	16,000
Transaction costs	17,683	1,665	2,874
Cash acquired	(39,509)	(1,797)	(5,775)

	$613,232	$73,411	$55,426

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

      Brooks-PRI Automation, Inc. (“Brooks” or the “Company”) is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries, such as the data storage and flat panel display manufacturing industries. Beginning in 1998, the Company began a program of investment and acquisition through which the Company’s offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the movement and management of wafers and reticles in the wafer fabrication facility.

      The Company has recorded significant losses from operations and has an accumulated deficit of $765.4 million at September 30, 2002. Revenues and operations have decreased substantially and net cash outflows from operations have increased significantly as a result of the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the year ended September 30, 2002 (See Note 12) to align its cost structures and its revenues. Due to the severity of and the continuation of the downturn, the Company announced in December 2002 further cost reductions to be implemented during the course of fiscal 2003. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of operations and net cash flows are inherently difficult. At September 30, 2002 the Company had $245.7 million in cash, cash equivalents and marketable securities, primarily a result of the proceeds raised from the May 2001 sale of $175.0 million of convertible notes due in 2008 and the $220.0 million offering of common stock in May of 2000. The Company believes it has adequate existing resources to fund the Company’s currently planned restructuring activities, working capital requirements and capital expenditures, including development of new products and enhancements to existing products, for at least the next twelve months. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund its expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

      On July 3, 2002, the Company acquired Hermos Informatik GmbH (“Hermos”) from its parent, The Hermos Group. Hermos, located in Germany, is a provider of wafer carrier ID readers for the 300mm market. On May 14, 2002, the Company completed the acquisition of PRI Automation, Inc. (“PRI”). PRI, principally located in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems equipment, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), two privately held companies affiliated with each other, located in Cambridge, Massachusetts. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo”). Zygo, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G. (“Tec-Sem”), a Swiss company, and subsequently exercised an option to acquire the remaining 10% of Tec-Sem’s capital stock during March 2002. Tec-Sem is a manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. All of these acquisitions were completed to complement the existing product offerings of the Company and to better enable it to provide a more comprehensive set of products and solutions required by existing and potential customers. These transactions were recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2002, includes the results of these acquired entities for the periods subsequent to their respective acquisitions.

      On July 12, 2001, the Company acquired Progressive Technologies, Inc. (“PTI”) in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001. Accordingly, the Company’s consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of PTI for all periods prior to the acquisition. PTI is engaged in the development, production and distribution of air-flow regulation systems for clean room and process equipment in the semiconductor industry. Prior to its acquisition by the Company, PTI’s fiscal year-end was December 31. Accordingly, the Company’s Consolidated Statement of Operations for the year ended September 30, 2000 include PTI’s results of operations for the year ended December 31, 2000. As a result of conforming dissimilar year-ends, PTI’s results of operations for the three months ended December 31, 2000, are included in both of the Company’s fiscal years 2001 and 2000. An amount equal to PTI’s net income attributable to common stockholders for the three months ended December 31, 2000 was eliminated from consolidated accumulated deficit for the year ended September 30, 2001. PTI’s revenues, net income and net income attributable to common stockholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

      On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.’s e-Diagnostics product business (“e-Diagnostics”). The e-Diagnostics products enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. On June 25, 2001, the Company acquired CCS Technology, Inc. (“CCST”), a supplier of 300mm automation test and certification software located in Williston, Vermont. On May 15, 2001, the Company acquired SimCon N.V. (“SimCon”), a value-added reseller for the Company’s simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, the Company acquired SEMY Engineering, Inc. (“SEMY”), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and service distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

      On May 5, 2000, the Company completed the acquisition of Irvine Optical Company LLC (“Irvine Optical”) in a transaction accounted for as a pooling of interests. Accordingly, the results of operations and financial position of Irvine Optical are included in the Company’s consolidated results for all periods presented. Prior to its acquisition by the Company, Irvine Optical’s fiscal year-end was December 31. As a result of conforming dissimilar year-ends, Irvine Optical’s results of operations for the three months ended December 31, 1999, are included in the Company’s fiscal year 2000. An amount equal to Irvine Optical’s net income for the three months ended December 31, 1999, was eliminated from consolidated accumulated deficit for the year ended September 30, 2000. Irvine Optical’s revenues and net income for that quarter were $4.1 million and $0.1 million, respectively.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company completed two acquisitions during fiscal year 2000 which were accounted for using the purchase method of accounting in accordance with APB 16: MiTeX Solutions (“MiTeX”) on June 23, 2000 and Auto-Soft Corporation (“ASC”) and AutoSimulations, Inc. (“ASI”) on January 6, 2000. The Company’s Consolidated Statements of Operations and of Cash Flows include the results of these entities for the periods subsequent to their respective acquisitions.

      In June 1999, the Company formed a joint venture in Korea. This joint venture is 70% owned by the Company and 30% owned by third parties unaffiliated with the Company. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

      Certain amounts in previously issued financial statements have been reclassified to conform to current year presentation.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, obsolescence of inventory, cost of product warranties, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of acquisition-related and restructuring reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

     Foreign Currency Translation

      For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and accordingly, translation adjustments are reported in “Accumulated other comprehensive income (loss)”. Foreign currency translation adjustments are one of the components added to the Company’s net income (loss) in the calculation of comprehensive net income (loss).

     Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At both September 30, 2002 and 2001, all cash equivalents were classified as available-for-sale and held at amortized cost, which approximates fair value.

     Marketable Securities

      The Company invests its excess cash in marketable debt securities and classifies them as available-for-sale. The Company records these securities at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). For all periods presented, unrealized gains and losses are immaterial. Marketable securities reported as current assets represent investments that mature within one year. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the values will be reclassified to current assets. At September 30, 2002, the Company’s marketable securities were comprised of U.S. Government securities aggregating $46.6 million and corporate debt securities aggregating $73.8 million, with maturities to

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company not exceeding twenty-seven years. At September 30, 2001, the Company’s marketable securities were comprised entirely of corporate debt securities aggregating $169.5 million, with maturities to the Company not exceeding three years.

     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

     Fixed Assets

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Depreciable lives are summarized below:

Buildings	20 – 40 years
Computer equipment and software	2 – 6 years
Machinery and equipment	2 – 10 years
Furniture and fixtures	3 – 10 years

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

      The Company periodically evaluates the recoverability of long-lived assets, including its intangible assets, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There was no impairment of tangible long-lived assets for any of the periods presented.

      Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Intangible Assets and Goodwill

      Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the shorter of seven years or the estimated economic life of the patents. The fair values of acquired patents are amortized over three to five years using the straight-line method. As of September 30, 2002 and 2001, the net book values of the Company’s patents were $0.1 million and $2.2 million, respectively.

      Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products, typically three years. At September 30, 2001, the Company’s capitalized software costs had been fully amortized; the Company did not capitalize any such costs during fiscal 2002.

      Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of businesses the Company has acquired and has accounted for under the purchase method in accordance with APB 16 and FAS 141. As of September 30, 2002 and 2001, the values of goodwill were $104.2 million and $60.1 million, respectively.

      Ratable amortization expense (excluding impairment charges of $145.1 million) for intangible assets was $20.8 million, $31.6 million, and $19.6 million for the years ended September 30, 2002, 2001 and 2000, respectively.

      The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	3 – 5 years
Completed technology	2 – 10 years
License agreements	5 years
Trademarks and trade names	3 – 5 years
Non-competition agreements	3 – 5 years
Customer relationships	4 – 7 years

      The Company elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company performs an annual impairment test of its goodwill as required under the provisions of FAS 142. The Company recorded impairment charges of $145.1 million and $334.2 million for intangible assets and goodwill, respectively, in the year ended September 30, 2002.

     Revenue Recognition

      The Company adopted the recommendations of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) effective October 1, 2000. The adoption of SAB 101 did not have any impact on the Company’s results of operations or financial position.

      Revenue from product sales and software licenses is recorded upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meets the published specification requirements before the product is shipped. Shipping terms are customarily FOB shipping point. Costs incurred for shipping and handling are included in cost of sales. A provision for product warranty costs is recorded to estimate costs associated with such warranty liabilities. When significant on site customer acceptance provisions are present in the arrangement, revenue is generally recognized upon completion of customer technical acceptance testing. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.

      The Company enters into two types of significant multi-element arrangements: tailored software arrangements, described below, and software sales with post-contract support. Revenue for the undelivered support on multi-element software sales with post-contract support is deferred based on vendor specific objective evidence of the value of the support.

      Revenue from services is recognized as the services are rendered. Revenue from fixed fee tailored software consulting contracts and long-term contracts are recognized using the percentage-of-completion method of contract accounting, based on the ratio that costs incurred to date bear to estimated total costs at completion, or the completed contract method. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. Losses, if any, are provided for in the period in which such losses are first identified by management.

      For tailored software contracts, the Company provides significant consulting services to tailor the software to the customer’s environment. The Company utilizes the percentage-of-completion method due to the significance of the service effort. If the ability of the Company to complete the tailored software is uncertain, completed contract accounting is applied. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to those services and maintenance agreements.

      In transactions that include multiple products and/or services, the Company allocates the sales value among each of the deliverables based on their relative fair values.

     Stock-Based Compensation

      The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with FAS 123 and related interpretations.

     Income Taxes

      The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. The Company is required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of recognizing a $627.4 million loss before taxes and minority interests during the year ended September 30, 2002, and the continuing uncertainty in the semiconductor sector, management determined that it is more likely than not that the Company’s deferred tax assets will not be realized and, accordingly, recorded a valuation allowance of $219.5 million against the net deferred tax assets. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If the Company generates sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

     Earnings (Loss) Per Share

      Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings (loss) per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

     Fair Value of Financial Instruments

      The Company’s financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable, accrued expenses and long- and short-term debt. The carrying amounts reported in the balance sheets approximate their fair value at both September 30, 2002 and 2001.

     Recent Accounting Pronouncements

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The Company adopted this standard effective October 1, 2002.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of FAS 146. The adoption of FAS 146 will change, on a prospective basis, the

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timing of recording restructure charges from the commitment date to when the liability is incurred. The adoption of this standard will impact the timing of recording restructuring activities initiated subsequent to December 31, 2002.

3.	Business Acquisitions

Pooling of Interests Transactions

     PTI

      On July 12, 2001, Brooks acquired PTI in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001 in exchange for 715,004 shares of the Company’s common stock. The acquisition has been accounted for as a pooling of interests. PTI is engaged in the development, production and distribution of air-flow regulation systems for clean room and process equipment in the semiconductor industry.

      The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for PTI for all periods prior to the acquisition. As a result of conforming dissimilar year-ends, PTI’s results of operations for the three months ended December 31, 2000, are included in both of the Company’s fiscal years 2001 and 2000. Accordingly, an amount equal to PTI’s net income for the three months ended December 31, 2000, was eliminated from consolidated accumulated deficit for the year ended September 30, 2001. PTI’s revenues, net income and net income attributable to common stockholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

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

      The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for Irvine Optical for all periods prior to the acquisition. As a result of conforming dissimilar year-ends, Irvine Optical’s results of operations for the three months ended December 31, 1999, are included in the Company’s fiscal year 2000. Accordingly, an amount equal to Irvine Optical’s net income for the three months ended December 31, 1999, was eliminated from consolidated accumulated deficit for the year ended September 30, 2000. Irvine Optical’s revenues and net income for that quarter were $4.1 million and $0.1 million, respectively.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of operations previously reported by the separate companies prior to their respective acquisitions and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

	(Unaudited)	(Unaudited)
	Nine Months Ended	Six Months Ended	Year Ended
	June 30,	March 31,	September 30,
	2001	2000	2000

Revenues
Brooks-PRI Automation, Inc.	$310,085	$123,290	$310,436
Irvine Optical LLC	—	10,663	10,663
Progressive Technologies, Inc.	10,107	7,222	16,085

	$320,192	$141,175	$337,184

Net income
Brooks-PRI Automation, Inc.	$2,580	$4,317	$12,193
Irvine Optical LLC	—	560	560
Progressive Technologies, Inc.	861	984	2,356

	$3,441	$5,861	$15,109

Purchase Transactions

     Hermos

      On July 3, 2002, the Company completed the acquisition of all of the outstanding capital stock of Hermos, a privately-held company located in Mistelgau, Germany. Hermos provides wafer carrier ID readers used in the manufacturer of semiconductors. The transaction was accounted for as a purchase in accordance with FAS 141. In consideration, the Company paid the Hermos stockholders $5.1 million in cash and issued 1,274,989 shares of Brooks common stock with a value of $29.7 million, or $23.31 per share, which represents the average closing price of the Company’s stock for two days before, the day of and two days after the acquisition. The Company has reserved an additional 137,760 shares to be issued conditionally upon adjustments for finalization of the net tangible assets acquired from the selling stockholders.

      A portion of the excess of purchase price over fair value of net assets acquired has been allocated to an identifiable intangible asset, which the Company is amortizing over its estimated useful life of three years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. Pro forma

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:
Cash, net of cash acquired of $15	$5,065
Common stock issued	29,716
Transaction costs	339

Total consideration	35,120
Fair value of net tangible assets acquired	617

Excess of consideration over fair value of net tangible assets acquired	34,503
Allocation of excess consideration to identifiable intangible asset:
Completed technology	4,600

Allocation of excess consideration to goodwill	$29,903

     PRI

      On May 14, 2002, the Company completed the acquisition of 100% of the outstanding shares of PRI. PRI, located principally in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. The acquisition of PRI by Brooks provides the Company with entry into the automated material handling systems (“AMHS”) and lithography automation markets by serving semiconductor manufacturers while also significantly expanding its atmospheric product offerings serving the OEM business. Additionally, the Company has increased its software market share through the acquisition. Stockholders of PRI received 0.52 shares of Brooks common stock for each share of PRI common stock held. The Company issued 13,563,207 shares of Brooks common stock to PRI stockholders in the merger. The Company has reserved an additional 3,317,168 shares for issuance upon the exercise of options to purchase PRI common stock, which were assumed by Brooks and converted into options to purchase Brooks common stock, using the same ratio as that used for the common shares.

      In connection with the merger, Brooks changed its name to Brooks-PRI Automation, Inc., and increased the size of its board of directors from five to seven members.

      The merger was structured as a tax-free reorganization, and has been accounted for as a purchase transaction in accordance with FAS 141.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets, which the Company will amortize over a weighted average useful life of six years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. A summary of the transaction is as follows (in thousands):

Consideration:
Common stock issued	$455,697
Fair value of employee stock options converted	76,114
Transaction costs	14,273

Total consideration	546,084

Fair value of net assets acquired	109,835
Deferred compensation	14,677

124,512

Excess of consideration over fair value of net tangible assets acquired	421,572

Allocation of excess consideration to identifiable intangible assets:
Completed technology	80,800
Customer relationships	28,500
Trademarks and trade names	3,900
Non-competition agreements	60

113,260

Allocation of excess consideration to goodwill	$308,312

      The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of FAS 141.

      The $308.3 million of goodwill arising from the acquisition is not deductible for tax purposes. Of this amount, $179.7 million has been allocated to the Company’s equipment automation segment, $110.1 million to the Company’s factory automation hardware segment and $18.5 million to the Company’s factory automation software segment.

      The fair value of the Company’s common stock per share was calculated as $33.60 per share, which represents the average closing price for two days before, the day of and two days after the announcement of the merger, on October 24, 2001. The Company has calculated the fair value of the options exchanged to be $76.1 million as of the acquisition date using the Black-Scholes option pricing model, a fair value of the Company’s common stock of $33.60 per share, volatility of 100%, an expected option life of four years, zero dividends and a risk-free rate of 4.29%, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”). The intrinsic value of the unvested options exchanged in the acquisition has been estimated at $14.7 million and was recorded as deferred compensation. The deferred compensation will be recognized over the remaining vesting periods of the options, which range up to five years. The Company also has accounted for $14.3 million of transaction fees, which includes $6.2 million of legal and accounting fees and $7.2 million of investment banking fees.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at May 14, 2002, the date of acquisition (in thousands).

Cash	$39,271
Other current assets	63,852
Property, plant and equipment	9,037
Other assets	23,154
Deferred tax assets, net	56,537
Current liabilities	(72,029)
Long-term liabilities	(9,987)

Net assets acquired	$109,835

      The acquisition gave rise to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel and the Company has provided certain balance sheet adjustments in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipated headcount reductions of approximately 325 people across all functional areas of the combined company and, accordingly, included an estimated accrual for workforce reductions of $13.5 million comprised of severance, employee benefits and outplacement support. As of September 30, 2002, 236 of these employees had been terminated, and $9.6 million of severance and other workforce-related costs had been paid. The former chief executive officer of PRI has entered into a non-competition agreement with the Company, which became effective upon completion of the combination and which will require a total payment of $1.1 million over a two-year period, of which $0.6 million has been recorded as a long-term liability. The Company has identified redundant facilities consisting of sales and support offices, manufacturing facilities and administrative offices. Accordingly, an accrual of $11.1 million was recorded representing rental commitments on facilities with lease terms to 2011.

      The Company has accrued for $1.2 million of amounts to be incurred subsequent to the acquisition related to legal costs to close legal subsidiaries of PRI. The Company believes the above actions are an integral component of the acquisition plan to enable the benefits of the combined companies to be optimized and the benefits of the acquisition to be realized. The Company expects to complete these restructuring efforts within one year from the acquisition date. Lease payments for restructured facilities due after more than one year are classified as long-term liabilities. The Company also adjusted the fair value of acquired leasehold improvements by $5.1 million for leasehold improvements related to PRI facilities which are being abandoned.

      The Company has recorded adjustments for a deferred tax asset of $101.8 million relating to the taxable losses and other timing differences of PRI acquired based on the then expected synergies and benefits, less $45.3 million of deferred tax liabilities related to the identifiable intangible assets to be acquired, for a net deferred tax asset acquired of $56.5 million. Additionally, the Company recorded adjustments to amounts previously recorded by PRI to eliminate $38.9 million of deferred revenue, $38.8 million of associated deferred inventory costs and $5.2 million of associated deferred installation costs related to contracts where effort was substantially completed prior to the acquisition date but revenue was deferred by PRI until acceptance by the customer. The Company recorded an accrual for estimated warranty expense of $1.2 million for contracts for which deferred revenue has been eliminated but for which there remains a continuing warranty obligation subsequent to the acquisition. The Company has recorded accounts receivable of $9.8 million for amounts due from customers under contracts for which Brooks will not recognize revenue subsequent to the acquisition date.

      The Company also eliminated $1.6 million of intangible assets and $1.4 million of goodwill previously recognized as assets by PRI and $1.8 million of restructuring reserves related to facilities based on PRI estimates which the Company has re-evaluated and recorded a separate accrual.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     IAS

      On February 15, 2002, the Company acquired IAS, two privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. The transaction was accounted for as a purchase in accordance with FAS 141. As consideration, the Company paid IAS and its stockholders $5.4 million of cash and issued or reserved for issuance 209,573 shares of Brooks common stock with a value of $9.9 million at the time of closing and converted existing IAS stock options into Brooks stock options, using the same ratio as that used for the common shares. The fair value of the common stock was calculated as $47.91 per share, which represents the average closing price for two days before, the day of and two days after the acquisition. Of these shares, 68,973 shares were issued in fiscal 2002 and 140,600 have been reserved for issuance to the sellers over a period of three years in accordance with the terms of the acquisition agreement, subject to adjustment for any indemnification claims that may arise within two years of the acquisition date. Additionally, 103,299 of the 140,600 shares are issuable contingent upon employment obligations to be fulfilled by certain key IAS employees ratably over the three year period subsequent to the acquisition. These shares are being recorded as compensation expense over the period of service.

      The Company has calculated the fair value of the options exchanged in this transaction to be $1.0 million as of the acquisition date using the Black-Scholes option pricing model, a fair value of the Company’s common stock of $47.91 per share, volatility of 100%, an expected option life of four years, zero dividends and a risk-free rate of 3.95%, in accordance with FIN 44. The intrinsic value of the unvested options exchanged in the acquisition is $0.5 million and was recorded as deferred compensation. The deferred compensation will be recognized over the remaining vesting periods of the options, which range up to four years.

      A portion of the excess of purchase price over fair value of net liabilities assumed was allocated to an identifiable intangible asset, which the Company is amortizing with an estimated weighted average useful life of six years, using the straight-line method. The balance of the excess purchase price was recorded as goodwill. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:
Cash	$5,430
Common stock issued	3,304
Fair value of employee stock options converted	1,035
Transaction costs	1,012

Total consideration	10,781

Fair value of net liabilities assumed	2,109
Deferred compensation	(532)

1,577

Excess of consideration over fair value of net liabilities assumed	12,358
Allocation of excess consideration to identifiable intangible asset:
Completed technology	5,520

Allocation of excess consideration to goodwill	$6,838

     Fab Air

      On December 15, 2001, the Company acquired Fab Air, a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. As consideration, the Company paid

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.2 million of cash and incurred $0.3 million of transaction costs. The transaction was accounted for as a purchase in accordance with FAS 141. The excess of purchase price over fair value of net tangible assets acquired of $1.5 million has been recorded as completed technology, with an estimated useful life of three years, and will be amortized using the straight-line method. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results.

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

Consideration:
Cash	$12,184
Transaction costs	257

Total consideration	12,441
Fair value of net tangible assets acquired	3,624

Excess of consideration over fair value of net tangible assets acquired	8,817

Allocation of excess consideration to identifiable intangible assets:
Completed technology	2,100
Trademarks and trade names	100

2,200

Allocation of excess consideration to goodwill	$6,617

     Tec-Sem

      On October 9, 2001, the Company acquired 90% of the outstanding capital stock of Tec-Sem, a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. During March 2002, the Company exercised its option to purchase the remaining 10% of the outstanding capital stock. As consideration, the Company paid $13.8 million of cash, net of cash acquired of $223,000, and issued 180,000 shares of Brooks common stock with a market value of $5.7 million at the time of issuance. The shares issued included 25,000 shares of fully issued common stock with a market value of $0.7 million at the time of issuance, to certain key non-owner employees of Tec-Sem, which were accounted for as additional purchase price, since the issuance of the shares is not related to any continuing employee obligations to the Company. The fair value of the shares issued was determined utilizing the average closing price of the Company’s common stock over a period of two days before and the day of the acquisition. The transaction was accounted for as a purchase of assets in accordance with FAS 141.

      A portion of the excess of purchase price over fair value of net tangible assets acquired was allocated to an identifiable intangible asset, with an estimated useful life of five years, which the Company is amortizing using

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the straight-line method. The balance of the excess was recorded as goodwill. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:
Cash, net of cash acquired of $223	$13,777
Common stock issued	5,720
Transaction costs	513

Total consideration	20,010
Fair value of net tangible assets acquired	1,499

Excess of consideration over fair value of net tangible assets acquired	18,511
Allocation of excess consideration to identifiable intangible assets:
Completed technology	7,200

Allocation of excess consideration to goodwill	$11,311

     GPI

      On October 5, 2001, the Company acquired substantially all of the assets of GPI in exchange for 825,000 shares of Brooks common stock, with a market value of $25.5 million at the time of issuance, subject to post-closing adjustments, and $0.2 million of cash. In accordance with the procedures defined in the terms of the acquisition agreement, the Company and the selling stockholders completed the post-closing adjustments and analysis related to the net assets of GPI at a point in time prior to the closing compared with the net assets at closing. As a result, on November 19, 2002, the Company issued 15,869 shares of Brooks common stock to the selling stockholders in full settlement of this process. Additionally, the Company made indemnification claims against shares held in escrow in accordance with the acquisition agreement. Accordingly, the Company released 56,200 of the shares held in escrow to the selling stockholders. The remaining 28,800 shares are being held pending final resolution of the indemnification claims. GPI, located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. The fair value of the shares issued was determined utilizing the average closing price of the Company’s common stock over a period of two days before and the day of the acquisition.

      A portion of the excess of purchase price over fair value of net tangible assets acquired was allocated to identifiable intangible assets, which the Company estimates to have a weighted average useful life of five years, which the Company is amortizing using the straight-line method. The balance of the excess was recorded as goodwill.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the transaction is as follows (in thousands):

Consideration:
Common stock issued	$25,451
Cash	177
Transaction costs	829

Total consideration	26,457
Fair value of net tangible assets acquired	5,844

Excess of consideration over fair value of net tangible assets acquired	20,613

Allocation of excess consideration to identifiable intangible assets:
Completed technology	9,300
Trademarks and trade names	600
Non-competition agreements	200

10,100

Allocation of excess consideration to goodwill	$10,513

     Pro forma results of operations

      The following pro forma results of operations for the year ended September 30, 2002 and 2001 have been prepared as though the acquisitions of PRI, GPI and SEMY had occurred as of October 1, 2000. All other acquisitions made in fiscal 2002 and 2001 are individually insignificant and are not included in the pro forma results of operations below, as their results are not material to the Company’s consolidated results of operations. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of October 1, 2000 or of results of operations that may occur in the future (in thousands, except per share data):

	Year Ended September 30,

	2002	2001

Revenues	$419,795	$673,682
Net loss before cumulative effect of change in accounting principle	$(762,833)	$(114,096)
Net loss	$(762,833)	$(119,794)
Loss per share (diluted)	$(22.25)	$(3.69)

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill and Intangible Assets

      Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2002		September 30, 2001

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patents	$6,793	$6,653	$4,579	$2,422
Completed technology	29,913	20,910	31,575	4,081
License agreements	305	305	678	170
Trademarks and trade names	2,532	1,628	2,426	648
Non-competition agreements	1,726	1,219	2,133	591
Customer relationships	6,517	2,423	1,305	571
Assembled workforces	—	—	10,590	4,015

	$47,786	$33,138	$53,286	$12,498

      During fiscal 2002, the Company acquired intangible assets with an aggregate fair value of $518.0 million in connection with completed acquisitions.

      The continuing downturn in the semiconductor industry has adversely impacted the Company through diminished product demand, excess manufacturing capacity and downward pressure on pricing and gross margins. During the fourth quarter of fiscal 2002, the Company began the preparation of its fiscal 2003 plan and reviewed its internal forecasts and external data. The external data available from customer and competitor commentary, as well as industry forecasts of future revenue growth, indicated that the timing and speed of recovery for the sector would be later and slower than previously anticipated. In response, during the fourth quarter of fiscal 2002, the Company performed an assessment of the carrying values of its intangible assets as proscribed by FAS 121. The impairment testing was based on undiscounted cash flows to determine if an impairment existed. The resulting impairments were measured utilizing discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated useful lives from existing long-lived assets for each reporting unit. This assessment resulted in the impairment of intangible assets in each of the Company’s segments. Accordingly, the Company recorded a charge to operations of $145.1 million for the write-down of intangible assets. This charge is included within “Amortization of acquired intangible assets and asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2002.

      The components of the impairment of intangible assets recorded for the year ended September 30, 2002 is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Patents	$2,082	$553	$142	$—	$2,777
Completed technology	84,331	15,033	9,172	4,888	113,424
License agreements	—	373	—	—	373
Trademarks and trade names	546	3,072	922	—	4,540
Non-competition agreements	150	—	517	—	667
Customer relationships	—	19,118	4,170	—	23,288

	$87,109	$38,149	$14,923	$4,888	$145,069

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2002 is as follows (in thousands):

Year ended September 30,
2003	$3,677
2004	$3,677
2005	$3,608
2006	$1,994
2007	$666
Thereafter	$1,026

      The Company elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date.

      The Company was required to complete the first step of the transitional impairment testing of goodwill as of the date of adoption under the provisions of FAS 142 by March 31, 2002. The Company completed its initial testing as required and determined that there was no impairment as of October 1, 2001.

      In addition to the impairment indicators noted for intangible assets, the Company was also required to perform the annual impairment test of its goodwill under the provisions of FAS 142, as of September 30, 2002. The Company compared the fair value of each reporting unit to its recorded book value. An excess of book value over fair value indicates that a possible impairment of goodwill exists. The fair value of goodwill is determined on an implied residual basis by deducting the fair value of all assets and liabilities of the reporting unit, including non-acquired intangible assets not recorded, from the total fair value of the reporting unit. Impairment of goodwill is measured as the excess of the recorded value of goodwill over the implied residual value. The impairment testing was based on discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated lives of the primary assets of the reporting unit. During this annual impairment test, and primarily as a result of the continuing downturn in the semiconductor industry and uncertainty as to the timing and speed of recovery for the sector, the Company concluded that goodwill related to its equipment automation, factory automation hardware and factory automation software segments was impaired. Accordingly, the Company recorded a charge to operations of $334.2 million for the write-down of goodwill. The write-down of goodwill is included within “Amortization of acquired intangible assets and asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2002.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill by segment for the year ended September 30, 2002 is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Balance at September 30, 2001	$6,538	$450	$53,140	$—	$60,128
Adjustments to goodwill:
Reclassify assembled workforces to goodwill in accordance with FAS 141	450	—	6,125	—	6,575
Acquisitions	190,258	157,898	18,499	6,838	373,493
Purchase accounting adjustments on prior period acquisitions	1,803	(20)	(5,017)	—	(3,234)
Impairment	(174,095)	(123,808)	(36,281)	—	(334,184)
Foreign currency translation	10	1,134	234	—	1,378

Balance at September 30, 2002	$24,964	$35,654	$36,700	$6,838	$104,156

      Purchase accounting adjustments are comprised of $2.0 million reclassified to deferred compensation with respect to stock awards granted to e-Diagnostics employees at the time of acquisition, and other individually insignificant purchase accounting adjustments aggregating $1.2 million.

      The amortization of goodwill excluded from the Company’s results of operations for the year ended September 30, 2002 as a result of the adoption of FAS 142 totaled $64.3 million.

      The information below gives effect to the adoption of FAS 142 as if its provisions had been adopted as of October 1, 1999. The results for the year ended September 30, 2002 are presented for comparative purposes only, as the effect of the adoption of FAS 142 is reflected in the Company’s actual results of operations for that period (in thousands, except per share data):

	Year Ended September 30,

	2002	2001	2000

Net income (loss) attributable to common stockholders	$(719,954)	$(29,750)	$14,989
Add back goodwill and assembled workforces amortization	—	23,762	15,893

Adjusted net income (loss)	$(719,954)	$(5,988)	$30,882

Basic earnings (loss) per share
Reported earnings (loss) per share	$(27.90)	$(1.65)	$0.96
Goodwill and assembled workforces amortization	—	1.32	1.01

Adjusted basic earnings (loss) per share	$(27.90)	$(0.33)	$1.97

Diluted earnings (loss) per share
Reported earnings (loss) per share	$(27.90)	$(1.65)	$0.88
Goodwill and assembled workforces amortization	—	1.32	0.92

Adjusted diluted earnings (loss) per share	$(27.90)	$(0.33)	$1.80

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Earnings (Loss) Per Share

      Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,

	2002	2001	2000

Basic earnings (loss) per share:
Net income (loss)	$(719,954)	$(29,660)	$15,109
Accretion and dividends on preferred stock	—	(90)	(120)

Net income (loss) attributable to common stockholders	$(719,954)	$(29,750)	$14,989

Weighted average common shares outstanding	25,807	18,015	15,661

Basic earnings (loss) per share attributable to common stockholders	$(27.90)	$(1.65)	$0.96

Diluted earnings (loss) per share:
Net income (loss) used to compute diluted earnings (loss) per share	$(719,954)	$(29,750)	$15,109

Weighted average common shares outstanding	25,807	18,015	15,661
Dilutive stock options, warrants and preferred stock conversions	—	—	1,531

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	25,807	18,015	17,192

Diluted earnings (loss) per share	$(27.90)	$(1.65)	$0.88

      Options to purchase common stock and assumed conversions totaling approximately 8,276,000 and 3,921,000 shares of common stock were excluded from the computation of diluted loss per share attributable to common stockholders for the years ended September 30, 2002 and 2001, respectively, as their effect would be anti-dilutive. Options and warrants to purchase approximately 291,000 shares of common stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the year ended September 30, 2000, as their effect would be anti-dilutive. However, these options, warrants and conversions could become dilutive in future periods.

6.     Investment in Shinsung

      As a result of the acquisition of PRI, the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. PRI had signed a strategic alliance agreement with Shinsung on December 1, 2000, for Shinsung to assemble PRI’s automated storage and retrieval systems. PRI made a minority investment in Shinsung of $11.5 million in exchange for 3,109,091 shares of Shinsung common stock and warrants to purchase an additional 3,866,900 common shares. The common shares, excluding the Company’s warrants to purchase additional shares, represent approximately 9% of the outstanding common shares of Shinsung at September 30, 2002. The fair value of the Shinsung warrants is determined using the Black-Scholes valuation model assuming an exercise price of 3,200 Korean Won, a remaining contractual term of 8.25 years, dividend rate of zero, volatility of 100% and risk-free interest rate of 3.67%. The Company is restricted from selling or transferring the stock upon exercise of the warrants for a period of 33 days after the date of exercise and the warrants may not be transferred or sold to any third party. As such, the warrants are not readily convertible into cash and therefore fall within the scope of FAS 115, pursuant to Emerging Issues Task Force No. 96-11, “Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement 115.” The unrealized loss of $9.2 million resulting from the change in the fair

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market values of the common shares and warrants is reported as a component of “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheet at September 30, 2002. At the time of the Company’s acquisition of PRI on May 14, 2002, the fair market values of the Shinsung common shares and warrants were $10.7 million and $12.0 million, respectively. At September 30, 2002, the fair market values of the Shinsung common shares and warrants were $6.5 million and $7.0 million, respectively. The fair market value of the Shinsung common shares and warrants, aggregating $13.5 million, is reported in “Other assets” in the Company’s Consolidated Balance Sheet as of September 30, 2002.

7.     Income Taxes

      The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Current:
Federal	$—	$—	$9,685
State	6	343	1,237
Foreign	4,769	7,268	7,737

	4,775	7,611	18,659

Deferred:
Federal	69,782	(11,916)	(5,206)
State	9,393	(2,134)	55
Foreign	8,866	—	101

	88,041	(14,050)	(5,050)

	$92,816	$(6,439)	$13,609

      The components of income (loss) before income taxes, but including minority interests, are as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Domestic	$(580,359)	$(47,342)	$21,930
Foreign	(47,053)	10,819	6,514

	$(627,412)	$(36,523)	$28,444

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the net deferred tax asset are as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Reserves not currently deductible	$63,276	$35,770	$20,624
Federal and state tax credits	25,719	11,721	8,203
Capitalized research and development	901	1,340	1,895
Depreciation and amortization	44,043	—	—
Net operating loss carryforwards	98,447	5,314	6,407
Other	—	—	—

Deferred tax asset	232,386	54,145	37,129

Depreciation and amortization	—	5,780	5,088
Other	3,302	1,189	119

Deferred tax liability	3,302	6,969	5,207

Valuation reserve	229,084	8,257	5,548

Net deferred tax asset	$—	$38,919	$26,374

      The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Income tax provision (benefit) computed at federal statutory rate	$(219,594)	$(12,783)	$9,955
State income taxes, net of federal taxes (benefit)	(12,478)	(1,164)	813
Research and development tax credits	(1,004)	(1,700)	(1,085)
Foreign sales corporation tax benefit	(833)	(205)	(582)
Foreign income taxed at different rates	16,381	1,910	1,157
Nondeductible transaction expenses	—	1,004	379
Change in deferred tax asset valuation allowance	219,553	2,708	(553)
Permanent differences	777	86	307
Nondeductible amortization of goodwill	93,197	5,057	3,751
Foreign tax credit carryforwards	—	(2,708)	(2,754)
Withholding taxes	1,604	1,207	2,125
Other	(4,787)	149	96

	$92,816	$(6,439)	$13,609

      The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

      During the fiscal year 2002 the Company recorded a valuation allowance of $219.5 million against all of its United States and foreign net deferred tax assets. FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company incurred significant and previously unanticipated operating losses in the United States for the year ended September 30, 2002 and the current outlook indicates that significant uncertainty will continue into the

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

next fiscal year. These cumulative factors resulted in management’s decision that it is more likely than not that all of its United States deferred tax assets will not be realized. If the Company generates sustained future taxable income against which these tax attributes may be applies, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

      The valuation allowance also applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company. The increase in the valuation allowance relates primarily to the charge described above against the Company’s United States net deferred tax assets.

      As of September 30, 2002, the Company had federal, state and foreign net operating loss carryforwards of approximately $421.6 million and federal and state research and development tax credit carryforwards of approximately $12.3 million and foreign tax credit carryforwards of approximately $4.1 million available to reduce future tax liabilities, which expire at various dates through 2022.

8.     Financing Arrangements

      On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. The amount sold includes $25.0 million principal amount of notes purchased by the initial purchaser upon exercise in full of their 30-day option to purchase additional notes. The Company received net proceeds of $169.5 million from the sale. Interest on the notes is paid on June 1 and December 1 of each year; the first interest payment was made on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at a premium of 14.2% on or after June 6, 2004, or earlier if the price of the Company’s common stock reaches certain prices. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company’s common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company’s senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

      The Company had a $10.0 million uncommitted demand promissory note credit facility with ABN AMRO, which expired on May 31, 2002. Accordingly, ABN AMRO will not extend loans or issue additional letters of credit under this facility. At September 30, 2002, the Company had $1.1 million of the facility still in use, all of it for letters of credit.

      In connection with the fiscal 2001 acquisition of the e-Diagnostics product line business, the Company issued a $17.0 million one-year note payable to the selling stockholders. The note was payable in cash or common stock, or any combination thereof, at the Company’s discretion. The Company discounted the note payable using an imputed interest rate of 4.75%, to $16.2 million, for accounting purposes, and amortized the resulting discount to interest expense through the note’s maturity date of June 25, 2002. The note was settled on July 26, 2002 by the issuance of 935,896 shares of the Company’s common stock to the selling stockholders, based on the closing price of the stock at that date. No cash was paid to the selling stockholders in settlement of this note.

      In connection with the fiscal 2001 acquisition of SimCon, the Company issued a note payable to the selling stockholders for $750,000, payable in one year. The note became due on May 14, 2002 and was payable in common stock. The Company discounted the note payable using an imputed interest rate of 4.75%, to $714,375, for accounting purposes and amortized the resulting discount to interest expense through the note’s maturity date. The note was settled on May 14, 2002 by the issuance of 21,645 shares of the Company’s common stock to the selling stockholders, based on the closing price of the stock at that date.

      At September 30, 2001, the Company had working capital loans of $0.3 million outstanding, maturing through April 2002. In November 1998, Smart Machines entered into a loan and security agreement with a leasing company. The agreement allowed for working capital borrowings of up to $2.0 million and equipment

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans of up to $0.5 million. The ability to borrow against this facility expired on December 31, 1999. The loans were payable in monthly installments of principal and interest, with a 10.0% principal payback due at the time of the final payment. Annual principal payments due uner these notes were $0.3 million in the year ended September 30, 2002; the loans were paid in full as of April 2002. All borrowings were collateralized by Smart Machines’ assets.

      Debt consists of the following (in thousands):

	September 30,

	2002	2001

Convertible subordinated notes at 4.75%, due on June 1, 2008	$175,000	$175,000
Notes payable	—	17,122
Credit facility for working capital borrowings at 8.92% per annum, collateralized by assets	—	325
Capital lease obligations at rates of 5.0% to 21.0% per annum, collateralized by certain fixed assets, expiring November 15, 2006	58	—
Other	127	98

	175,185	192,545
Less current portion	8	17,514

Long-term debt	$175,177	$175,031

      The Company’s debt repayments are due as follows (in thousands):

Year ended September 30, 2003	$8
2004	156
2005	13
2006	8
2007	—
Thereafter	175,000

$175,185

9.     Postretirement Benefits

      The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

      As part of its cost reduction initiatives, the Company discontinued its matching contribution to the employee defined contribution plans during fiscal 2001. Accordingly, the Company did not record any expense for worldwide defined contribution plans for the year ended September 30, 2002. The Company’s contribution expense for worldwide defined contribution plans was $2.2 million and $1.1 million in the years ended September 30, 2001 and 2000, respectively.

10.     Stockholders’ Equity and Convertible Redeemable Preferred Stock

Preferred Stock

      At September 30, 2002 and 2001, there were one million shares of preferred stock, $0.01 par value per share authorized; however, one share of preferred stock was issued and outstanding at September 30, 2002 and

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no shares of preferred stock were issued or outstanding at September 30, 2001. The outstanding share of preferred stock was issued in connection with the Company’s acquisition of PRI and relates to PRI’s former Canadian exchangeable shareholders. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

PTI Stock

      In connection with the acquisition of PTI by the Company, the Company acquired 9,208 shares of PTI restricted common stock and 90,000 shares of PTI Series A Convertible Redeemable Preferred Stock with a conversion ratio of 1:3.48 PTI preferred shares to Brooks common shares. All of these shares were subsequently converted into Brooks common stock upon acquisition.

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

Warrants

      Prior to its acquisition by the Company, PTI had issued warrants to purchase 10,000 shares of PTI common stock at an exercise price of $1.60 per share. These warrants were exercised for shares of PTI common stock on July 12, 2001 immediately prior to the acquisition of PTI by the Company. These shares were then exchanged for approximately 31,000 shares of the Company’s common stock in connection with the acquisition. At September 30, 2002 and 2001, there were no warrants outstanding.

      In connection with debt it had issued prior to its acquisition by the Company, Smart Machines had issued warrants to purchase 10,000 shares of its Series C preferred stock, 57,182 shares of its Series D preferred stock, 961,234 shares of its Series E preferred stock and 42,658 shares of its common stock. These warrants were converted into warrants to purchase the Company’s common stock on August 31, 1999, in conjunction with the acquisition of Smart Machines. The outstanding warrants expired on May 31, 2001. At September 30, 2000, warrants to acquire 84,691 shares of common stock were outstanding, at an exercise price of $25.56 per share.

Rights Distribution

      In July 1997, the Board of Directors declared a dividend of one preferred purchase right (a “right”) for each share of common stock outstanding on August 12, 1997. Each right entitles the registered holder to purchase from the Company, upon certain triggering events, one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred Shares”), par value $0.01 per share, of the Company, at a purchase price of $135.00 per one one-thousandth of a Series A Preferred Share, subject to adjustment. Redemption of the rights could generally discourage a merger or tender offer involving the securities of the Company that is not approved by the Company’s Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The rights will expire on the earlier of July 31, 2007, or the date on which the rights are redeemed. The terms of the rights may generally be amended by the Board of Directors without the consent of the holders of the rights.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stock Plans

2000 Combination Stock Option Plan

      The purposes of the 2000 Combination Stock Option Plan (the “2000 Plan”), adopted by the Board of Directors of the Company in February 2000, are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”). All employees of the Company or any affiliate of the Company are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 6,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 771,728 shares are outstanding and 5,215,072 shares remain available for grant as of September 30, 2002.

1998 Employee Equity Incentive Plan

      The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company and contractors, consultants, service providers or others, other than its officers and directors, who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. A total of 4,825,000 shares of common stock have been reserved for issuance under the 1998 Plan. Of these shares, options on 4,395,329 shares are outstanding and 80,157 shares remain available for grant as of September 30, 2002. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. In order to align the 1998 Plan with its current practices, in January 2000, the Board of Directors amended the 1998 Plan to eliminate the Company’s ability to award nonqualified stock options with exercise prices at less than fair market value.

1993 Non-Employee Director Stock Option Plan

      The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. Each director who is not an employee of the Company or any of its subsidiaries is eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director receives an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vest over a period of five years and generally expire ten years from the date of grant. A total of 690,000 shares of common stock have been reserved for issuance under the Directors Plan. Of these shares, options on 231,000 shares are outstanding and 406,000 shares remain available for grant as of September 30, 2002.

1992 Combination Stock Option Plan

      Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. The term of the 1992 Plan expired on May 12, 2002, and no further options may be granted. Incentive stock options could only be granted to persons who were employees of the Company at the time of grant, which could include officers and directors who are also employees. Nonqualified stock options could be granted to persons who are officers, directors or employees of

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or consultants or advisors to the Company or persons who were in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 1,950,000 shares of common stock were reserved for issuance under the 1992 Plan. Of these shares, options on 621,495 shares are outstanding and no shares remain available for grant as of September 30, 2002.

Stock Options Of Acquired Companies

      In connection with the acquisition of PTI, the Company assumed a stock option plan that was adopted by PTI on October 10, 1991. At acquisition, options to purchase 32,018 shares of PTI common stock were outstanding and converted into options to purchase 99,470 shares of the Company’s common stock. There were 31,746 shares outstanding at September 30, 2002. The Company does not intend to issue any additional options under the PTI stock option plan.

      In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, options to purchase 6,382,329 shares of PRI common stock were outstanding and converted into options to purchase 3,319,103 shares of the Company’s common stock. There were options to purchase 2,951,048 shares outstanding at September 30, 2002. The Company does not intend to issue any additional options under the PRI stock option plan.

      With the acquisition of IAS on February 15, 2002, the Company assumed outstanding options to purchase 2,176,715 shares of common stock of Intelligent Automation Systems, Inc. The options were converted into options to purchase 26,354 shares of the Company’s common stock. The converted options are included in the 1992 Combination Stock Option Plan and the 1998 Employee Equity Incentive Plan grants made during the year ended September 30, 2002.

Stock Option Activity and Pro Forma Information

      Aggregate stock option activity for all the above plans for the years ended September 30, 2002, 2001 and 2000 is as follows:

	Year Ended September 30,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	4,255,528	$29.85	3,399,313	$27.75	2,057,828	$14.77
Granted	2,617,358	$27.99	1,564,893	$31.73	2,094,033	$35.61
Assumed on acquisition	3,345,457	$45.59	—	—	—	—
Exercised	(316,183)	$15.93	(371,972)	$18.14	(509,010)	$8.52
Canceled	(883,138)	$38.08	(336,706)	$30.37	(243,538)	$25.73

Options outstanding at end of year	9,019,022	$34.62	4,255,528	$29.85	3,399,313	$27.75

Options exercisable at end of year	3,151,602	$38.42	882,651	$24.95	425,615	$14.00

Weighted average fair value of options granted during the period		$26.64		$23.28		$25.97
Options available for future grant	5,701,229

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding

		Weighted-
		Average		Options Exercisable
		Remaining
		Contractual	Weighted-		Weighted-
Range of		Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 1.6096 - $ 20.3300	1,291,118	5.32	$16.7076	573,489	$15.2669
$ 20.6305 - $ 24.9100	375,587	6.52	$22.8615	143,405	$21.9192
$ 24.9380 - $ 25.2200	1,839,757	6.09	$25.2161	5,350	$24.9380
$ 25.2900 - $ 27.5630	1,045,711	5.37	$27.3997	378,708	$27.3144
$ 27.7500 - $ 30.1250	913,810	4.98	$29.2437	485,875	$29.0974
$ 30.2500 - $ 34.1300	989,580	4.69	$32.7610	451,653	$33.1124
$ 34.2500 - $ 41.6200	932,529	5.74	$38.9581	313,102	$39.0456
$ 42.6700 - $ 61.4375	939,736	4.60	$49.3921	427,212	$50.3604
$ 61.6600 - $157.9300	685,994	3.33	$93.7037	370,208	$95.7133
$164.7600 - $164.7600	5,200	3.43	$164.7600	2,600	$164.7600

$ 1.6096 - $164.7600	9,019,022	5.25	$34.6187	3,151,602	$38.4158

     1995 Employee Stock Purchase Plan

      On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 1,500,000 shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2002, 410,225 shares of common stock have been purchased under the 1995 Plan and 1,089,775 remain available for purchase.

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

	Year ended September 30,

	2002	2001	2000

Risk-free interest rate	2.2% - 4.9%	3.2% - 5.95%	6.3% - 6.6%
Volatility	84%	100%	103%
Expected life (years) — options	4.0	4.0	4.0
Dividend yield	0%	0%	0%

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Year Ended September 30,

	2002	2001	2000

Pro forma net income (loss)	$(759,532)	$(43,056)	$7,938
Pro forma net income (loss) per share
Basic	$(29.43)	$(2.39)	$0.51
Diluted	$(29.43)	$(2.39)	$0.46

      Because most options vest over several years and additional option grants are expected to be made subsequent to September 30, 2002, the results of applying the fair value method may have a materially different effect on pro forma net income (loss) in future years.

12.     Acquisition-Related and Restructuring Costs and Accruals

     Fiscal 2002 Activities

      The Company recorded a charge to operations of $35.0 million in the year ended September 30, 2002 of which $16.4 million related to acquisitions and aborted acquisitions and $18.6 million to restructuring costs.

     Acquisition-Related Costs

      The $16.4 million related to acquisitions and aborted acquisitions is comprised of $5.9 million related to the vesting by the Company’s Chief Executive Officer in certain incremental retirement benefits upon the closing of the acquisition of PRI on May 14, 2002, $8.5 million to write off loans to acquisition targets that management had determined are no longer collectible and $2.0 million of other costs.

     Restructuring Costs

      Based on current estimates of its near term future revenues and operating costs, the Company announced in December 2002 plans to take additional and significant cost reduction actions. These cost reduction programs include, among other things: an additional reduction of approximately 300 employees, a reduction of new hires, consolidation of identified facilities, abandonment of certain information technology projects and an exit from certain product lines. A portion of these actions have been implemented in the first quarter of fiscal 2003. The Company will record charges of $21 million with respect to these activities in the first quarter of fiscal 2003. In addition, the Company will record a charge of approximately $6 million for accelerated depreciation associated with facilities closed and related fixed assets following the September 13, 2002 announcements. The Company will also incur charges totalling approximately $3 million associated with accelerated depreciation related to facility closures announced in the December 2002 restructuring, expected to be completed over the next six months. The Company believes that the cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues. In the event that the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future.

      On September 13, 2002, the Company’s chief executive officer approved a formal plan of restructure in response to the ongoing downturn in the semiconductor industry, which continues to exert downward pressure on the Company’s revenues and cost structure. To that effect, the Company recorded restructuring charges of $16.1 million in the fourth quarter of the fiscal year. Of this amount, $9.1 million is related to workforce reductions of approximately 430 employees, which is expected to be paid in fiscal 2003, $6.7 million is for the consolidation of several of the Company’s facilities and $0.3 million is for other restructuring costs. These measures are largely intended to further align the Company’s capacity and infrastructure to anticipated

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer demand, which has been adversely affected by the continuing downturn in the semiconductor industry. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the amount of the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

      As part of the plan to integrate the PRI acquisition, certain sales, technical support and administrative functions were combined and headcount and related costs reduced. Accordingly, during the third quarter of fiscal 2002, the Company recorded $2.8 million of restructuring charges, comprised of $1.3 million for workforce reduction-related costs, $0.4 million related to excess facilities and $1.1 million for other restructuring costs. The $0.4 million for the Company’s excess facilities was recorded to recognize the amount of the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time these facilities are expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

      Restructuring costs of $13.5 million for former PRI employees, $11.1 million for facilities and $2.3 million for other costs were accrued for as part of the purchase accounting for the PRI acquisition (see Note 3).

     Fiscal 2001 Activities

      The Company recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. The acquisition-related costs primarily relate to transaction costs incurred during the Company’s acquisition of PTI. On September 5, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the current downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million was related to workforce reductions of approximately 140 employees, which was paid in fiscal 2002 and $3.4 million was for the consolidation and strategic focus realignment of several facilities, of which $1.9 million was paid through fiscal 2002, $0.5 million is expected to be paid in fiscal 2003 and $1.0 million in the subsequent years. These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the amount of the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are charged to operations.

     Fiscal 2000 Activities

      During the year ended September 30, 2000, the Company recorded acquisition-related costs of $0.6 million, primarily for legal, accounting and other costs associated with acquiring Irvine Optical.

      Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the year ended September 30, 2002, the Company identified excess workforce-related accruals of $0.4 million, which were reversed in September 30, 2002.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity related to the Company’s restructuring accruals is below (in thousands):

	Fiscal 2002 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2001	Expense	Accounting	Reversals	Utilization	2002

Facilities	$3,309	$7,096	$11,055	$—	$(2,483)	$18,977
Workforce-related	1,952	10,451	13,519	(372)	(12,070)	13,480
Other	—	1,467	2,292	—	(2,430)	1,329

	$5,261	$19,014	$26,866	$(372)	$(16,983)	$33,786

	Fiscal 2001 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2000	Expense	Accounting	Reversals	Utilization	2001

Facilities	$507	$3,369	$—	$—	$(567)	$3,309
Workforce-related	20	2,000	—	—	(68)	1,952
Other	11	—	—	—	(11)	—

	$538	$5,369	$—	$—	$(646)	$5,261

	Fiscal 2000 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	1999	Expense	Accounting	Reversals	Utilization	2000

Facilities	$1,325	$—	$(450)	$—	$(368)	$507
Workforce-related	2,332	—	(2,000)	—	(312)	20
Other	211	578	(200)	—	(578)	11

	$3,868	$578	$(2,650)	$—	$(1,258)	$538

13.     Segment and Geographic Information

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

      The factory automation hardware segment provides automated material management products and components for use within the factory. The Company’s factory automation hardware products include automated storage and retrieval systems and wafer/reticle transport systems based on its proprietary AeroTrak overhead monorail systems and AeroLoader overhead hoist vehicle. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment also provides hardware and software solutions, including mini-environments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      IAS, acquired on February 15, 2002, is the only component of “Other”. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries.

      The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill, and acquisition-related and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred tax assets, acquired intangible assets, goodwill, all assets of the Company’s Securities Corporation and the Company’s investment in Shinsung. The Company’s Securities Corporation holds the Company’s investments in marketable securities and is consolidated fully. As a result of the PRI acquisition on May 14, 2002, the Company realigned its segment structure to incorporate the product and service lines acquired from PRI. Accordingly, all prior period segment information has been restated to conform to the new presentation.

      Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Year ended September 30, 2002
Revenues
Product	$128,719	$51,388	$24,843	$3,716	$208,666
Services	19,882	16,066	59,640	—	95,588

	$148,601	$67,454	$84,483	$3,716	$304,254

Gross profit	$24,066	$10,599	$47,800	$579	$83,044
Operating loss	$(51,329)	$(23,643)	$(16,782)	$(1,462)	$(93,216)
Depreciation	$12,167	$2,030	$2,139	$84	$16,420
Assets	$170,101	$126,267	$35,684	$1,184	$333,236
Year ended September 30, 2001
Revenues
Product	$192,389	$53,917	$45,421	$—	$291,727
Services	18,790	3,926	67,273	—	89,989

	$211,179	$57,843	$112,694	$—	$381,716

Gross profit	$61,259	$17,038	$74,087	$—	$152,384
Operating income (loss)	$(14,904)	$2,182	$8,319	$—	$(4,403)
Depreciation	$10,414	$587	$2,418	$—	$13,419
Assets	$185,381	$53,099	$48,132	$—	$286,612

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Year ended September 30, 2000
Revenues
Product	$193,849	$47,392	$43,125	$—	$284,366
Services	14,292	238	38,288	—	52,818

	$208,141	$47,630	$81,413	$—	$337,184

Gross profit	$87,290	$16,781	$56,654	$—	$160,725
Operating income	$22,013	$4,535	$12,620	$—	$39,168
Depreciation	$8,546	$62	$2,210	$—	$10,818
Assets	$179,642	$23,211	$18,613	$—	$221,466

      A reconciliation of the Company’s reportable segment operating income(loss) and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2002, 2001 and 2000 is as follows (in thousands):

	As of and For the Year
	Ended September 30,

	2002	2001	2000

Segment operating income (loss)	$(93,216)	$(4,403)	$39,168
Amortization of acquired intangibles	499,570	30,187	18,506
Acquisition-related and restructuring costs	35,032	9,314	578

Total operating income (loss)	$(627,818)	$(43,904)	$20,084

Segment assets	$333,236	$286,612	$221,466
Deferred tax asset	—	45,888	31,581
Goodwill	104,156	60,128	—
Acquired intangible assets	14,648	38,928	58,405
Investment in Shinsung	13,475	—	—
Securities Corporation assets	191,982	278,148	208,334

Total assets	$657,497	$709,704	$519,786

      Net revenues by geographic area are as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

North America	$158,091	$191,992	$175,874
Asia/ Pacific	78,019	122,000	114,302
Europe	68,144	67,724	47,008

	$304,254	$381,716	$337,184

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-lived assets, including property, plant and equipment, intangible assets and goodwill by geographic area are as follows (in thousands):

	September 30,

	2002	2001	2000

North America	$187,256	$158,086	$74,569
Asia/ Pacific	3,476	5,052	4,948
Europe	12,864	4,237	5,970

	$203,596	$167,375	$85,487

14.     Significant Customers and Related Party Information

      A member of the Board of Directors served as president, chief executive officer and a director of AvantCom Network, Inc. (“AvantCom”), a California supplier of Internet-based diagnostics software from April 1999 to August 2001. In March 2002, the Company entered into a non-binding letter of intent with AvantCom relating to a proposed business combination. The letter of intent contemplated the payment by the Company to AvantCom of approximately $14 million in cash and stock and up to 25% of subsequent related billings for the purchase of certain assets related to AvantCom’s proprietary remote diagnostics software product. Upon execution of the letter of intent, the Company advanced AvantCom $2.0 million against the purchase price for working capital purposes. During the subsequent negotiation process, the parties were unable to reach a mutually satisfactory purchase agreement and the parties abandoned the transaction. Pursuant to the terms of the letter of intent, AvantCom was obligated to either return the advance or grant the Company a non-exclusive license to its remote diagnostics software in exchange therefore. AvantCom has elected to grant the Company the license and the Company recorded a charge of $2.0 million in the year related to the unrecovered advance. This Board member did not participate in the negotiations related to the proposed transaction.

      On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also a director of one of the Company’s customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the year ended September 30, 2002 were approximately $616,000. Revenues from this customer for the period from June 11, 2001 through September 30, 2001 were approximately $32,000. The amounts due from this customer included in accounts receivable at September 30, 2002 and 2001 were $68,000 and $32,000, respectively.

      One of the Company’s directors had previously also been a director of one of the Company’s customers. On January 23, 2001, this individual resigned his position with the Company’s customer. Accordingly, this customer is not considered a related party in subsequent reporting periods. Revenues recognized from this customer in fiscal year 2001 through January 23, 2001 were $13.9 million. Revenues recognized from this customer in the year ended September 30, 2000 were $36.9 million, or 11.0% of revenues.

      The Company had no customer that accounted for more than 10% of revenues in the years ended September 30, 2002 and 2001. The Company had no customer that accounted for more than 10% of revenues in the year ended September 30, 2000 excluding the previously related party described above. The Company had no customers that accounted for more than 10% of its accounts receivable balance at either September 30, 2002 or 2001.

      Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Other Balance Sheet Information

      Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

	September 30,

	2002	2001

Accounts receivable	$95,127	$99,679
Less allowances	5,977	6,114

	$89,150	$93,565

Inventories
Raw materials and purchased parts	$56,050	$35,021
Work-in-process	15,334	12,099
Finished goods	6,809	2,175

	$78,193	$49,295

      Because of the significant decline in revenues in fiscal 2002, and the expected continuation of depressed demand in the first half of fiscal 2003, the Company projected shortfalls in usage and recorded the resulting charges in the fourth quarters of fiscal 2002 and 2001. The reserves for excess and obsolete inventories included $0.1 million and $1.5 million in fiscal 2002 and 2001, respectively, for non-cancelable purchase order obligations for items deemed excess or obsolete. The inventory affected was across several hardware product lines in the equipment automation and factory automation hardware segments. During this process, the Company reviewed all open purchase orders with the affected vendors across the various segments of the Company and canceled orders where possible. The Company had written off $2.3 million in the first three quarters of both fiscal 2002 and 2001, as a result of the periodic reviews of obsolete and excess inventory performed by the Company.

      The fixed asset balance includes computer equipment and software and machinery and equipment aggregating $2.9 million at September 30, 2001 acquired under capital leases. These fixed assets were fully amortized at September 30, 2001. No amortization expense was recorded in the year ended September 30, 2001. Amortization expense for fixed assets under capital leases was $0.1 million for the year ended September 30, 2000. Depreciation expense was $16.4 million, $13.4 million and $10.8 million for the years ended September 30, 2002, 2001 and 2000, respectively. As of September 30, 2002, the Company did not have any capital lease obligations.

16.     Commitments and Contingencies

Lease Commitments

      The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2013. Rental expense under operating leases for the years ended September 30, 2002, 2001

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2000 was $8.2 million, $4.8 million and $5.8 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	sublease
	Leases	income

Year ended September 30,
2003	$14,288	$264
2004	10,170	—
2005	8,378	—
2006	6,846	—
2007	5,780	—
Thereafter	18,151	—

Total minimum lease payments	$63,613	$264

      These future minimum lease commitments include approximately $19 million related to facilities the Company has elected to abandon in connection with its restructuring and acquisition-related initiatives.

      On January 29, 2001 the Company purchased three buildings, two of which are used as Brooks’ corporate headquarters and primary manufacturing facility, and the third of which was leased to an unrelated party. The term of that lease concluded in November 2002.

      As of September 30, 2002, the Company did not have any capital lease obligations.

Contingencies

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Brooks cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of Brooks’ products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect Brooks’ business, financial condition and results of operations. If any such claims are asserted against Brooks’ intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. Brooks cannot guarantee, however, that a license will be available on reasonable terms or at all. Brooks could decide in the alternative to resort to litigation to challenge such claims or to design around the patented technology.

      Brooks received notice from General Signal Corporation (“General Signal”) twice in 1992 and once in 1994, alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of Brooks’ products. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents.

      Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. (“Asyst”) had previously filed suit against Jenoptik AG and other defendants (collectively, the “defendants”) in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166 (“the ‘166 patent”) and 5,097,421 (“the ‘421 patent”). Asyst later withdrew its claims related to the ‘166 patent

BROOKS-PRI AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the case. The case is presently before the District Court for proceedings regarding claim construction, infringement and invalidity of the ‘421 patent.

      Brooks has received notice that Asyst may amend its complaint in this Jenoptik litigation to name Brooks as an additional defendant. Based on Brooks’ investigation of Asyst’s allegations, Brookes does not believe it is infringing any claims of Asyst’s patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patent. If Asyst prevails in its case, Asyst may seek to prohibit Brooks from developing, marketing and using the IridNet product without a license. Brooks cannot guarantee that a license will be available to it on reasonable terms, if at all. If a license from Asyst is not available Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks may face litigation with Asyst. Jenoptik has agreed to indemnify Brooks for losses Brooks may incur in this action.

      In addition, Asyst made assertions in approximately 1995 that certain technology employed in products manufactured and sold by Hermos Informatik GmbH infringed one or more of Asyst’s patents. Hermos was acquired by the Company in July 2002 (see Note 3). To date Asyst has taken no steps to assert or enforce any such rights against the Company and, to the Company’s knowledge, Asyst never commenced enforcement proceedings against Hermos prior to its acquisition by the Company. Should Asyst seek to pursue any such claims against Hermos or the Company, the Company would be subject to all of the business and litigation risks identified in the preceding paragraph.

BROOKS-PRI AUTOMATION, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Year	Expenses	Accounts	Write-offs	Year

Allowance for doubtful accounts
Year ended September 30,
2002	$6,114	$3,129	$85	$(3,351)	$5,977
2001	$1,989	$4,691	$6	$(572)	$6,114
2000	$1,785	$540	$256	$(592)	$1,989
Reserves for excess and obsolete inventories
Year ended September 30,
2002	$16,963	$8,297	$—	$(3,940)	$21,320
2001	$8,311	$15,426	$246	$(7,020)	$16,963
2000	$7,740	$2,611	$(567)	$(1,473)	$8,311
Deferred tax asset valuation allowance
Year ended September 30,
2002	$8,257	$88,041	$132,786	$—	$229,084
2001	$5,548	$3,603	$—	$(894)	$8,257
2000	$11,297	$2,754	$1,242	$(9,745)	$5,548

Item 9.     Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 11.     Executive Compensation

      The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

PART IV

Item 14.     Controls and Procedures

      a) Evaluation of Disclosure Controls and Procedures. Within the 90 day period preceding the filing of this Report, and pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded, subject to the limitations inherent in such controls noted below, that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms and are operating in an effective manner.

      b) Limitations Inherent in All Controls. The Company’s management, including the CEO and CFO, recognizes that our disclosure controls and our internal controls (discussed below) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

      c) Change in Internal Controls. In July 2002, concerns were raised that the Company’s internal processes may not have identified in timely fashion a customer communication affecting the Company’s ability to continue to recognize revenue from a particular transaction. Actions were then implemented beginning in August 2002 to improve the Company’s internal controls regarding customer communications. These included the Company’s former CFO holding meetings with senior management to ensure that they understood the importance of immediately communicating, either in writing or verbally, all material issues or concerns that could affect revenue recognition to appropriate financial and legal representatives inside the Company. Additionally, meetings and presentations were prepared and delivered to the Company’s sales personnel in October and November 2002 to educate these employees concerning the importance of bringing all such matters to the immediate attention of the Company’s senior cross-functional management team. Further, the Company has initiated actions to implement a senior cross-functional project review process designed to ensure that all elements of customer programs, including revenue recognition issues, are regularly reviewed at senior levels.

      The transaction described above was reported by the Company’s independent auditors to management and the Audit Committee of the Company’s Board of Directors as a material control weakness at the Audit Committee’s meeting held on November 18, 2002.

Item 15.     Exhibits

      (a) 1. and 2. Financial Statements and Financial Statement Schedule

      The consolidated financial statements of the Company and Schedule II Valuation and Qualifying Accounts and Reserves of the Company are listed in the index under Part II, Item 8, in this Form 10-K.

      Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary consolidated financial statements or notes thereto.

      (a) 3. Exhibits

Exhibit No.	Description	Reference

2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**
2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**
2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**
2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**
2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**
2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**
2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**
2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**
2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**
2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**
2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**
2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**

Exhibit No.	Description	Reference

2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**
2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**
2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**
3.01	Certificate of Incorporation, as amended, of the Company.	P**
3.02	Bylaws of the Company.	Q**
3.03	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**
3.04	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company	S**
4.01	Specimen Certificate for shares of the Company’s common stock.	T**
4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**
4.03	Rights Agreement dated July 23, 1997.	U**
4.04	Amendment No. 1 to Rights Agreement between the Company and Bank Boston, N.A. as Rights Agent.	V**
4.05	Registration Rights Agreement dated January 6, 2000.	V**
4.06	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
4.07	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**
4.08	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**
4.09	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**
4.10	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**
4.11	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**
4.12	Asset Purchase Agreement dated February 15, 2002 relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**
4.13	Amendment No. 2 to Rights Agreement between the Company and EquiServe Trust Company, N.A., as Rights Agent.	Z**
4.14	Asset Purchase Agreement by and among Brooks Automation, Inc., NexStar Corporation and Zygo Corporation dated December 13, 2001.	AA**
4.15	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	Filed herewith
9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. And Montreal Trust Company of Canada, as trustee.	N**

Exhibit No.	Description	Reference

9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**
9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation Ltd.	N**
9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**
10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.	AA* **
10.02	Form of Indemnification Agreement for directors and officers of the Company.	Q* **
10.03	Employment Agreement between the Company and Ellen B. Richstone.	BB* **
10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.	CC* **
10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.	CC* **
10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**
10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
10.8	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	Filed herewith
10.9	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**
10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**
10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**
10.12	1993 Nonemployee Director Stock Option Plan.	EE* **
10.13	1992 Combination Stock Option Plan.	FF* **
10.14	1995 Employee Stock Purchase Plan, as amended.	P* **
10.15	1998 Employee Equity Incentive Option Plan.	P* **
10.16	2000 Combination Stock Option Plan.	P* **
10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.	GG* **
10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.	HH* **
10.19	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**
10.20	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.	Filed herewith*
10.21	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**
10.22	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**

Exhibit No.	Description	Reference

10.23	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.24	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.25	PRI Automation, Inc. 2000 Stock Option Plan.	LL* **
10.26	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.	II* **
10.27	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.	MM* **
10.28	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.	NN* **
10.29	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.	OO* **
10.30	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.	PP* **
10.31	Equipe Technologies Non-Statutory Stock Options.	QQ* **
10.32	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**
10.33	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**
10.34	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.35	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.36	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	Filed herewith
10.37	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	Filed herewith
10.38	Separation Agreement for Ellen B. Richstone dated October 31, 2002.	Filed herewith*
12.01	Calculation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.01	Subsidiaries of the Company.	Filed herewith
23.01	Consent of PricewaterhouseCoopers LLP (Independent accountants for the Company).	Filed herewith
99.01	Certification of Chief Executive Officer and Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer.	Filed herewith

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, and amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 and amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001 as amended on April 4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current reports on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894).

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217).

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822).

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141).

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067).

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063).

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarterly period ended September 30, 2002:

(1) Current Report on Form 8-K filed on July 30, 2002, relating to the Company’s acquisition of Hermos Informatik GmbH.

(2) Current Report on Form 8-K filed on August 15, 2002, relating to the Company’s acquisition of PRI Automation, Inc. As a result of the acquisition of PRI, the Company realigned its segment structure to incorporate the product and service lines acquired from PRI. The following audited financial statements, reflecting the realigned segment structure of the Company, were filed with the Form 8-K.

•	Report of Independent Accountants

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of September 30, 2001 and 2002

•	Consolidated Statements of Operations for the three years ended September 30, 2001, 2000 and 1999

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended September 30, 2001, 2000 and 1999

•	Consolidated Statements of Cash Flows for the three years ended September 30, 2001, 2000 and 1999

•	Notes to Consolidated Financial Statements

(3) Current Report on Form 8-K/ A Amendment No. 2 to Form 8-K filed on August 28, 2002, relating to the Company’s acquisition of PRI Automation, Inc.

(i) The following audited financial statements of PRI Automation, Inc. were filed with the Form 8-K/ A:

•	Report of Independent Accountants

•	Audited Consolidated Balance Sheets as of September 30, 2001 and 2000

•	Audited Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

•	Audited Consolidated Statements of Stockholder’s Equity for the years ended September 30, 2001, 2000 and 1999

•	Audited Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

•	Notes to Audited Consolidated Financial Statements

(ii) The following unaudited pro forma financial information giving effect to the acquisition of PRI Automation, Inc. as if the transaction had occurred on October 1, 2000 for purposes of the statement of operations was filed with the Form 8-K/ A:

•	Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2001

•	Pro Forma Combined Condensed Statement of Operations for the nine months ended June 30, 2002

•	Notes to Unaudited Pro Forma Combined Condensed Financial Statements

(4) Current Report on Form 8-K filed on August 28, 2002, relating to the Company’s acquisition of PRI Automation, Inc. The following unaudited financial statements of PRI Automation, Inc. were filed with the Form 8-K:

•	Condensed Consolidated Balance Sheets as of March 31, 2002 and September 30, 2001

•	Condensed Consolidated Statements of Operations for the six months ended March 31, 2002 and the six months ended April 1, 2001

•	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and April 1, 2001

•	Notes to the Consolidated Financial Statements

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS-PRI AUTOMATION, INC.

By:	/s/ ROBERT J. THERRIEN

Robert J. Therrien,
President

Date: December 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT J. THERRIEN Robert J. Therrien	Director and President (Principal Executive Officer)	December 27, 2002

/s/ STEVEN E. HEBERT Steven E. Hebert	Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer	December 27, 2002

/s/ ROGER D. EMERICK Roger D. Emerick	Director	December 27, 2002

/s/ AMIN J. KHOURY Amin J. Khoury	Director	December 27, 2002

/s/ JUERGEN GIESSMANN Juergen Giessmann	Director	December 27, 2002

/s/ JOSEPH R. MARTIN Joseph R. Martin	Director	December 27, 2002

/s/ MITCHELL G. TYSON Mitchell G. Tyson	Director	December 27, 2002

/s/ KENNETH M. THOMPSON Kenneth M. Thompson	Director	December 27, 2002

CERTIFICATIONS

I, Robert J. Therrien, do certify that:

      1. I have reviewed this annual report on Form 10-K of Brooks-PRI Automation, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT J. THERRIEN

Robert J. Therrien
President and Principal Executive Officer

Date: December 27, 2002

I, Steven E. Hebert, do certify that:

      1. I have reviewed this annual report on Form 10-K of Brooks-PRI Automation, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN E. HEBERT

Steven E. Hebert
Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer

Date: December 27, 2002

Exhibit Index

Exhibit No.	Description	Reference

2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**
2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**
2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**
2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**
2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**
2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**
2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**
2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**
2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**
2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**
2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**
2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**
2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**
2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**
2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**
3.01	Certificate of Incorporation, as amended, of the Company.	P**
3.02	Bylaws of the Company.	Q**
3.03	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**
3.04	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company	S**
4.01	Specimen Certificate for shares of the Company’s common stock.	T**
4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**
4.03	Rights Agreement dated July 23, 1997.	U**
4.04	Amendment No. 1 to Rights Agreement between the Company and Bank Boston, N.A. as Rights Agent.	V**

Exhibit No.	Description	Reference

4.05	Registration Rights Agreement dated January 6, 2000.	V**
4.06	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
4.07	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**
4.08	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**
4.09	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**
4.10	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**
4.11	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**
4.12	Asset Purchase Agreement dated February 15, 2002 relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**
4.13	Amendment No. 2 to Rights Agreement between the Company and EquiServe Trust Company, N.A., as Rights Agent.	Z**
4.14	Asset Purchase Agreement by and among Brooks Automation, Inc., NexStar Corporation and Zygo Corporation dated December 13, 2001.	AA**
4.15	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	Filed herewith
9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. And Montreal Trust Company of Canada, as trustee.	N**
9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**
9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation Ltd.	N**
9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**
10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.	AA* **
10.02	Form of Indemnification Agreement for directors and officers of the Company.	Q* **
10.03	Employment Agreement between the Company and Ellen B. Richstone.	BB* **
10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.	CC* **
10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.	CC* **
10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**

Exhibit No.	Description	Reference

10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
10.8	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	Filed herewith
10.9	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**
10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**
10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**
10.12	1993 Nonemployee Director Stock Option Plan.	EE* **
10.13	1992 Combination Stock Option Plan.	FF* **
10.14	1995 Employee Stock Purchase Plan, as amended.	P* **
10.15	1998 Employee Equity Incentive Option Plan.	P* **
10.16	2000 Combination Stock Option Plan.	P* **
10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.	GG* **
10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.	HH* **
10.19	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**
10.20	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.	Filed herewith*
10.21	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**
10.22	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**
10.23	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.24	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.25	PRI Automation, Inc. 2000 Stock Option Plan.	LL* **
10.26	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.	II* **
10.27	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.	MM* **
10.28	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.	NN* **
10.29	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.	OO* **
10.30	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.	PP* **
10.31	Equipe Technologies Non-Statutory Stock Options.	QQ* **
10.32	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**

Exhibit No.	Description	Reference

10.33	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**
10.34	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.35	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.36	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	Filed herewith
10.37	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	Filed herewith
10.38	Separation Agreement for Ellen B. Richstone dated October 31, 2002.	Filed herewith*
12.01	Calculation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.01	Subsidiaries of the Company.	Filed herewith
23.01	Consent of PricewaterhouseCoopers LLP (Independent accountants for the Company).	Filed herewith
99.01	Certification of Chief Executive Officer and Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer.	Filed herewith

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, and amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 and amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001 as amended on April 4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current reports on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894).

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217).

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822).

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141).

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067).

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063).

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.