Form 10-Q
period 2002-12-31
BROOKS-PRI AUTOMATION INC
filed 2003-02-14
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2002

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

Yes X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 28, 2003:

Common stock, $0.01 par value	36,579,728 shares

BROOKS-PRI AUTOMATION, INC.

BROOKS-PRI AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002

	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$109,764	$125,297
Marketable securities	30,258	25,353
Accounts receivable, net, including related party receivables of $6 and $68, respectively	77,582	89,150
Inventories	77,373	78,193
Prepaid expenses and other current assets	17,157	15,560

Total current assets	312,134	333,553
Property, plant and equipment
Buildings and land	37,251	37,259
Computer equipment and software	53,620	45,558
Machinery and equipment	23,592	23,658
Furniture and fixtures	13,861	14,706
Leasehold improvements	24,789	25,238
Construction in progress	3,036	13,768

	156,149	160,187
Less: Accumulated depreciation and amortization	(85,548)	(75,395)

	70,601	84,792
Long-term marketable securities	74,951	95,087
Goodwill	106,862	104,156
Intangible assets, net	13,133	14,648
Other assets	20,148	25,261

Total assets	$597,829	$657,497

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$99	$8
Accounts payable	20,832	30,436
Deferred revenue	29,405	29,032
Accrued warranty and retrofit costs	18,837	19,011
Accrued compensation and benefits	21,208	18,171
Accrued retirement benefit	9,899	9,599
Accrued restructuring costs	21,443	18,897
Accrued income taxes payable	14,388	8,488
Accrued expenses and other current liabilities	19,586	23,573

Total current liabilities	155,697	157,215
Long-term debt	175,055	175,177
Accrued long-term restructuring	14,755	14,889
Other long-term liabilities	1,418	1,488

Total liabilities	346,925	348,769

Contingencies (Note 11)

Minority interests	583	493

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 36,384,753 and 36,199,333 shares issued and outstanding at December 31, 2002 and September 30, 2002, respectively	364	362
Additional paid-in capital	1,093,609	1,094,726
Deferred compensation	(8,472)	(13,421)
Accumulated other comprehensive income (loss)	1,180	(8,058)
Accumulated deficit	(836,360)	(765,374)

Total stockholders’ equity	250,321	308,235

Total liabilities, minority interests and stockholders’ equity	$597,829	$657,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,

	2002	2001

	(unaudited)
	(In thousands, except per share data)
Revenues
Product, including related party revenues of $44 and $48, respectively	$54,999	$39,033
Services	29,856	19,149

Total revenues	84,855	58,182

Cost of revenues
Product	38,681	24,407
Services	21,800	12,934

Total cost of revenues	60,481	37,341

Gross profit	24,374	20,841

Operating expenses
Research and development	19,674	14,134
Selling, general and administrative	34,106	18,905
Amortization of acquired intangible assets	2,047	3,633
Restructuring and acquisition-related charges	21,096	100

Total operating expenses	76,923	36,772

Loss from operations	(52,549)	(15,931)
Interest income	1,753	2,844
Interest expense	2,573	2,598
Other (income) expense, net	12,712	(553)

Loss before income taxes and minority interests	(66,081)	(15,132)
Income tax provision (benefit)	4,815	(5,190)

Loss before minority interests	(70,896)	(9,942)
Minority interests in (income) loss of consolidated subsidiaries	90	(57)

Net loss attributable to common stockholders	$(70,986)	$(9,885)

Loss per share
Basic	$(1.95)	$(0.50)
Diluted	$(1.95)	$(0.50)
Shares used in computing loss per share
Basic	36,360	19,886
Diluted	36,360	19,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,

	2002	2001

	(unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(70,986)	$(9,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,839	7,486
Compensation expense related to common stock options	1,978	368
Provision for losses on accounts receivable	222	145
Reserves for excess and obsolete inventories	1,309	482
Deferred income taxes	—	(1,581)
Amortization of debt discount and issuance costs	210	211
Minority interests	90	(57)
Loss on disposal of long-lived assets	296	40
Impairment of assets	17,588
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	12,247	18,682
Inventories	688	3,411
Prepaid expenses and other current assets	(1,448)	1,190
Accounts payable	(10,419)	(6,914)
Deferred revenue	264	(2,062)
Accrued warranty costs	(174)	268
Accrued compensation and benefits	2,713	3,031
Accrued acquisition-related and restructuring costs	2,412	(1,305)
Accrued expenses and other current liabilities	2,128	(11,894)

Net cash provided by (used in) operating activities	(26,043)	1,616

Cash flows from investing activities
Purchases of fixed assets	(4,650)	(4,485)
Acquisition of businesses, net of cash acquired	(702)	(26,836)
Purchases of marketable securities	(6,967)	(13,189)
Sale/maturity of marketable securities	22,198	10,182
Proceeds from sale of long-lived assets	13	—
(Increase) decrease in other assets	(370)	3,004

Net cash provided by (used in) investing activities	9,522	(31,324)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(24)	(443)
Proceeds from issuance of common stock, net of issuance costs	2	572

Net cash provided by (used in) financing activities	(22)	129

Effects of exchange rate changes on cash and cash equivalents	1,010	(509)

Net decrease in cash and cash equivalents	(15,533)	(30,088)
Cash and cash equivalents, beginning of period	125,297	160,239

Cash and cash equivalents, end of period	$109,764	$130,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

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

The Company has recorded significant losses from operations and has an accumulated deficit of $836.4 million at December 31, 2002. Revenues and operations, excluding the impact of acquisitions, have decreased substantially and net cash outflows from operations have increased significantly as a result of the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the year ended September 30, 2002 and the three months ended December 31, 2002 (see Note 9) to align its cost structures and its revenues. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of operations and net cash flows are inherently difficult. At December 31, 2002, the Company had $215.0 million in cash, cash equivalents and marketable securities, primarily a result of the proceeds raised from the May 2001 sale of $175.0 million of convertible notes due in 2008 and the $220.0 million offering of common stock in May of 2002. The Company believes it has adequate existing resources to fund the Company’s currently planned restructuring activities, working capital requirements and capital expenditures, including development of new products and enhancements to existing products, for at least the next twelve months. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund its expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2002.

On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), located in Colorado Springs, Colorado. Microtool provides automation metrology for the 200mm and 300mm markets. The acquisition was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2002, include the results of Microtool for the period subsequent to its acquisition.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

On July 3, 2002, the Company acquired Hermos Informatik GmbH (“Hermos”). Hermos, located in Germany, is a provider of wafer carrier ID readers for the 300mm market. On May 14, 2002, the Company completed the acquisition of PRI Automation, Inc. (“PRI”). PRI, principally located in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems equipment, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), two privately held companies affiliated with each other, located in Cambridge Massachusetts. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2002, include the results of these acquired entities.

On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo Group”), located in Boulder, Colorado. Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company (“Tec-Sem”). During March 2002, the Company exercised its option to purchase the remaining 10% of the outstanding capital stock. Tec-Sem is a manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions; the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2002, include the results of these acquired entities.

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

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit that is not an ongoing benefit arrangement or an individual deferred compensation contract. On January 1, 2003, the Company adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 will change, on a prospective basis, the timing of recording restructure charges from the commitment date to when the liability is incurred. The adoption of this standard will impact the timing of recording restructuring activities initiated subsequent to December 31, 2002.

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing the impact of EITF 00-21.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company is currently reviewing the alternatives under the provisions of FAS 148.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not believe that the adoption of FIN 46 will have any impact on the Company’s results of operations or financial position.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

2.	BUSINESS ACQUISITIONS

Microtool

On October 9, 2002, the Company acquired Microtool, a Colorado Springs, Colorado company that provides service diagnostics for the 200mm and 300mm equipment markets. The acquisition of Microtool provides the Company with additional software and services offerings. In consideration, the Company paid $0.5 million cash and issued 170,001 shares of its common stock with a value of $1.7 million, or $9.74 per share, which represents the average closing price of the Company’s stock for two days before and the day of the acquisition. The Company had reserved an additional 19,999 shares to be issued conditionally upon adjustments for finalization of the net tangible assets acquired from the selling stockholders; these shares were issued on February 7, 2003. The issuance of these additional shares will be recorded in the second quarter of fiscal 2003. The Company estimates that additional goodwill of approximately $0.2 million will be recorded related to these additional shares. The excess of purchase price over fair value of net assets acquired has been recorded as goodwill. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:
Cash	$500
Common stock	1,656
Transaction costs	202

Total consideration	2,358
Fair value of net tangible assets acquired	545

Excess of fair value over net tangible assets acquired, allocated to goodwill	$1,813

Pro Forma Results of Operations

On May 14, 2002, the Company acquired PRI. The following pro forma results of operations for the three months ended December 31, 2001 have been prepared as though the acquisition of PRI had occurred as of October 1, 2001. No pro forma adjustments were required to the results of operations for the three months ended December 31, 2002; they are provided below for comparative purposes only. Pro forma results for the Company’s other acquisitions discussed in Note 1 are not presented as the amounts are not material compared to the Company’s historical results. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of that date or of results of operations that may occur in the future (in thousands except per share data):

	Three months ended
	December 31,

	2002	2001

Revenues	$84,855	$113,075
Net loss	$(70,986)	$(20,313)
Loss per share (diluted)	$(1.95)	$(0.61)

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

3.	GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2002		September 30, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patents	$6,928	$6,672	$6,793	$6,653
Completed technology	30,313	22,280	29,913	20,910
License agreements	305	305	305	305
Trademarks and trade names	2,532	1,765	2,532	1,628
Non-competition agreements	1,726	1,365	1,726	1,219
Customer relationships	6,517	2,801	6,517	2,423

	$48,321	$35,188	$47,786	$33,138

The Company recorded amortization expense for its amortized intangible assets of $2.1 million and $3.7 million for the three months ended December 31, 2002 and 2001, respectively. Estimated amortization expense on the intangible assets recorded by the Company as of December 31, 2002, is as follows (in thousands):

Year ended September 30,	$4,650
2003	$4,650
2004	$3,819
2005	$3,740
2006	$1,411
2007	$693

     The changes in the carrying amount of goodwill for the three months ended December 31, 2002 are as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Balance at September 30, 2002	$24,964	$35,654	$36,700	$6,838	$104,156
Adjustments to goodwill:
Acquisitions	—	1,813	—	—	1,813
Foreign currency translation and other	202	592	99	—	893

Balance at December 31, 2002	$25,166	$38,059	$36,799	$6,838	$106,862

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

4.	LOSS PER SHARE

Below is a reconciliation of loss per share and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	December 31,

	2002	2001

Basic and diluted loss per share:
Net loss	$(70,986)	$(9,885)
Accretion and dividends on preferred stock	—	—

Net loss attributable to common stockholders	$(70,986)	$(9,885)

Weighted average common shares outstanding	36,360	19,886

Basic and diluted loss per share	$(1.95)	$(0.50)

Options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock totaling approximately 10.9 million shares and 4.3 million shares of common stock were excluded from the computation of diluted loss per share for the three months ended December 31, 2002 and 2001, respectively, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.

5.	INVESTMENT IN SHINSUNG ENGINEERING CO., LTD

As a result of the acquisition of PRI, the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. PRI made a minority investment in Shinsung of $11.5 million in exchange for 3,109,091 shares of Shinsung common stock and warrants to purchase an additional 3,866,900 common shares. The Shinsung warrants were fair valued using the Black-Scholes valuation model at each reporting date, and changes in valuation were recorded as a component of “Other comprehensive income (loss)”.

In connection with the Company’s ongoing restructuring and consolidation efforts, the Company determined that its strategic manufacturing relationship with Shinsung no longer aligns with the future needs and direction of the Company. As a result, in December 2002, the Company received an offer from, entered into negotiations with, and on January 27, 2003, concluded the sale to, Shinsung of the warrants for $0.5 million. As a result, the Company determined that the carrying value of these warrants was impaired and, accordingly, wrote down the carrying value of the warrants to $0.5 million as of December 31, 2002. The impairment of $11.5 million is reported in “Other (income) expense” on the Company’s Consolidated Statement of Operations for the three months ended December 31, 2002.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

The unrealized loss of $2.9 million resulting from the change in the fair market value of the common shares as of December 31, 2002, and $9.2 million resulting from the aggregate change in the fair market values of the common shares and warrants as of September 30, 2002, is reported as a component of “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets as of those dates. At December 31, 2002, the fair market value of the Shinsung common shares was $7.8 million. At September 30, 2002, the fair market values of the Shinsung common shares and warrants were $6.5 million and $7.0 million, respectively. The Shinsung common shares and warrants are reported in “Other assets” in the Company’s Consolidated Balance Sheets.

6.	COMPREHENSIVE LOSS

Comprehensive loss for the Company is computed as the sum of the Company’s net loss, the change in the cumulative translation adjustment and the unrealized gain on the Company’s investment in the Shinsung common shares. The calculation of the Company’s comprehensive loss for the three months ended December 31, 2002 and 2001 is as follows (in thousands):

	Three months ended
	December 31,

	2002	2001

Net loss	$(70,986)	$(9,885)
Change in cumulative translation adjustment	2,833	(3,681)
Unrealized gain on investment in Shinsung common shares	1,303	—

	$(66,850)	$(13,566)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

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

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

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

The factory automation software segment provides software products for the semiconductor manufacturing market, including consulting and software integration. The Company’s software products enable semiconductor manufacturers to increase their return on investment by enhancing production efficiency, and may be sold as part of an integration solution or on a stand-alone basis.

IAS, acquired on February 15, 2002, is the only component of “Other”. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). The operating loss for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including any impairment of these assets and of goodwill, and acquisition-related and restructuring charges are excluded from the segments’ operating loss. The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude acquired intangible assets, goodwill and the Company’s corporate investments in cash equivalents, and marketable securities and Shinsung. As a result of the PRI acquisition on May 14, 2002, the Company realigned its segment structure to incorporate the product and service lines acquired from PRI. Accordingly, all prior period segment information has been restated to conform to the new presentation.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Three months ended December 31, 2002
Revenues
Product	$30,115	$17,650	$6,629	$605	$54,999
Services	6,147	8,885	14,824	—	29,856

	$36,262	$26,535	$21,453	$605	$84,855

Gross margin	$6,856	$6,120	$11,333	$65	$24,374
Operating loss	$(17,323)	$(5,910)	$(5,327)	$(846)	$(29,406)

Three months ended December 31, 2001
Revenues
Product	$21,687	$10,018	$7,328	$—	$39,033
Services	4,122	2,075	12,952	—	19,149

	$25,809	$12,093	$20,280	$—	$58,182

Gross margin	$6,374	$3,226	$11,241	$—	$20,841
Operating loss	$(8,282)	$(844)	$(3,072)	$—	$(12,198)

Assets
December 31, 2002	$143,222	$136,488	$21,055	$1,200	$301,965
September 30, 2002	$170,101	$126,267	$35,684	$1,184	$333,236

A reconciliation of the Company’s reportable segment operating loss to the corresponding consolidated amounts for the three month periods ended December 31, 2002 and 2001 is as follows (in thousands):

	Three months ended
	December 31,

	2002	2001

Segment operating loss	$(29,406)	$(12,198)
Amortization of acquired intangible assets	2,047	3,633
Acquisition-related and restructuring charges	21,096	100

Total operating loss	$(52,549)	$(15,931)

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2002 and September 30, 2002 is as follows (in thousands):

	December 31,	September 30,
	2002	2002

Segment assets	$301,965	$333,236
Goodwill	106,862	104,156
Acquired intangible assets	13,001	14,648
Investment in Shinsung	8,336	13,475
Corporate investment in cash equivalents and marketable securities	167,665	191,982

	$597,829	$657,497

Net revenues by geographic area are as follows (in thousands):

	Three months ended
	December 31,

	2002	2001

North America	$45,407	$24,205
Asia/Pacific	24,317	17,624
Europe	15,131	16,353

	$84,855	$58,182

8.	SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

On June 11, 2001, the Company appointed Joseph R. Martin to its Board of Directors. Mr. Martin is also chief financial officer and a director of Fairchild Semiconductor International, Inc. (“Fairchild”), one of the Company’s customers. Accordingly, Fairchild is considered a related party for the period subsequent to June 11, 2001. Revenues from Fairchild for the three months ended December 31, 2002 and 2001 were approximately $44,000 and $48,000, respectively. The amounts due from Fairchild included in accounts receivable at December 31, 2002 and September 30, 2002 were approximately $6,000 and $68,000, respectively.

The Company had no customer that accounted for more than 10% of revenues in either of the three months ended December 31, 2002 or 2001.

Related party amounts included in accounts receivable are on standard terms and manner of settlement.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

9.	RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company’s revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn, which began to impact the Company in the third quarter of fiscal 2001 and has continued through the first quarter of fiscal 2003. The downturn has affected revenues, gross margins and operating results. In response to this prolonged and continuing downturn, the Company has initiated, and continues to implement, cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. Although the Company continues to address cost management in response to the downturn, and plans additional cost reduction programs in the near term, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, including customer support and new products. It is critical that the Company executes restructure actions on a timely basis to achieve the objective of aligning its cost structure. The Company believes that its cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues. In the event that the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future.

Fiscal 2003 Restructuring

Based on current estimates of its near term future revenues and operating costs, the Company announced in December 2002 plans to take additional and significant cost reduction actions. These cost reduction programs include, among other things: an additional reduction to employee headcount, a reduction of new hires, consolidation of identified facilities, abandonment of certain information technology projects and an exit from certain product lines. On December 10, 2002, the Company’s chief executive officer approved a formal plan of restructure for these actions and, accordingly, a charge of $19.1 million was recorded for these actions Of this amount, $12.4 million related to workforce reductions of approximately 400 employees, expected to be paid in fiscal 2003 and $0.6 million related to the consolidation of several of the Company’s facilities, expected to be paid over the next six months. The $12.4 million related to workforce reductions, consisting principally of severance costs, was recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The $0.6 million related to excess facilities was recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time these facilities are expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations. In addition, the write-off of $6.1 million of capitalized costs related to cancelled internal systems application infrastructure programs was recorded. A portion of these actions has been implemented in the first quarter of fiscal 2003. The Company anticipates additional cost reduction initiatives will be implemented through the remainder of fiscal year 2003 in its continuing efforts to align costs with revenues.

Acquisition-related charges of $2.0 million for the three months ended December 31, 2002, are primarily comprised of legal, relocation and consulting costs to integrate the PRI entities and employees into the Company, as well as legal fees for consolidating acquired entities into existing Brooks entities. Acquisition-related charges of $0.1 million for the three months ended December 31, 2001, primarily relate to legal and accounting fees incurred for the acquisition of Progressive Technologies, Inc. (“PTI”) on July 12, 2001, which the Company had accounted for as a pooling of interests transaction.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

Fiscal 2002 Restructuring

On September 13, 2002, the Company’s chief executive officer approved a formal plan of restructure in response to the ongoing downturn in the semiconductor industry, which has continued to exert downward pressure on the Company’s revenues and cost structure. Pursuant to that plan, the Company recorded restructuring charges of $16.1 million in the fourth quarter of fiscal 2002. Of this amount, $9.1 million relates to workforce reductions of approximately 430 employees, and is expected to be paid in fiscal 2003, $6.7 million was for the consolidation of several of the Company’s facilities and $0.3 million was for other restructuring costs. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

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

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

Fiscal 2001 Restructuring

On September 5, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million was related to workforce reductions of approximately 140 employees, which was paid in fiscal 2002, and $3.4 million was for the consolidation and strategic focus realignment of several facilities, of which $l.9 million was paid through fiscal 2002, $0.5 million is expected to be paid in fiscal 2003 and $1.0 million in the subsequent years. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time the space was expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

Adjustments to Restructuring Accruals

Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing as assumptions of previously approved and recorded initiatives. During the year ended September 30, 2002, the Company identified excess workforce-related accruals recorded for earlier initiatives of $0.4 million, which were reversed in the period ended September 30, 2002.

Implementation of Restructuring Programs

As of December 31, 2002, approximately 1,000 employees had been terminated and 15 facilities had been consolidated into other existing Brooks facilities in connection with the restructuring plans described above.

The activity for the three months ended December 31, 2002 and 2001 and the year ended September 30, 2002 (including the three months ended December 31, 2001) related to the Company’s restructuring accruals described above is summarized below (in thousands):

	Activity – Three Months Ended December 31, 2002

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2002	Expense	Utilization	2002

Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,355)	16,504
Other	1,329	—	(36)	1,292

	$33,786	$13,018	$(10,606)	$36,198

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

	Activity – Year Ended September 30, 2002

		New Initiatives

	Balance					Balance
	September 30,		Purchase			September 30,
	2001	Expense	Accounting	Reversals	Utilization	2002

Facilities	$3,309	$7,096	$11,055	$—	$(2,483)	$18,977
Workforce-related	1,952	10,451	13,519	(372)	(12,070)	13,480
Other	—	1,467	2,292	—	(2,430)	1,329

	$5,261	$19,014	$26,866	$(372)	$(16,983)	$33,786

	Activity – Three Months Ended December 31, 2001

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2001	Expense	Utilization	2001

Facilities	$3,309	$—	$(25)	$3,284
Workforce-related	1,952	—	(1,280)	672
Other	—	100	(100)	—

	$5,261	$100	$(1,405)	$3,956

10.	OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2002	2002

Accounts receivable	$84,016	$95,127
Less allowances	6,434	5,977

	$77,582	$89,150

Inventories
Raw materials and purchased parts	$47,264	$56,050
Work-in-process	15,029	15,334
Finished goods	15,080	6,809

	$77,373	$78,193

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty and retrofit liability would be required. Product warranty and retrofit activity for the three months ended December 31, 2002, is as follows (in thousands):

Balance September 30, 2002	$19,011
Accruals for warranties during the period	589
Settlements made during the period	(763)

Balance December 31, 2002	$18,837

11.	CONTINGENCIES

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor-related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Brooks cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of Brooks’ products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect Brooks’ business, financial condition and results of operations. If any such claims are asserted against Brooks’ intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. Brooks cannot guarantee, however, that a license will be available on reasonable terms or at all. Brooks could decide in the alternative to resort to litigation to challenge such claims or to design around the patented technology.

Brooks received notice from General Signal Corporation (“General Signal”) twice in 1992 and once in 1994, alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of Brooks’ products. The notification advised Brooks that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials (“Applied Materials”). According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to Brooks. Applied Materials has not contacted Brooks regarding these patents.

Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. (“Asyst”) had previously filed suit against Jenoptik AG and other defendants (collectively, the “defendants”) in the Northern District Court of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166 (“the ‘166 patent”) and 5,097,421 (“the ‘421 patent”). Asyst later withdrew its claims related to the ‘166 patent from the case. The case is presently before the District Court for proceedings regarding claim construction, infringement and invalidity of the ‘421 patent.

BROOKS-PRI AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

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

BROOKS-PRI AUTOMATION, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Brooks-PRI Automation, Inc. (“Brooks” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

OVERVIEW

Brooks is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries, such as the data storage and flat panel display manufacturing industries and other precision electronics manufacturing industries. Beginning in 1998, the Company began a program to diversify its product portfolio through research and development investment and acquisitions, and in May 2002 acquired PRI Automation, Inc., a significant acquisition. The Company’s offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the movement and management of wafers and reticles in a wafer fabrication factory.

The Company offers comprehensive and flexible solutions that address a wide range of automation requirements for semiconductor manufacturers and for original equipment manufacturers (“OEMs”) of semiconductor process tools. The Company has distinguished itself as a technology and market leader, particularly in the demanding cluster-tool vacuum-processing environment and in integrated factory automation software applications. The Company’s factory automation systems, software and services help semiconductor manufacturers optimize the flow of material and data throughout the semiconductor fabrication facility (“fab”). They enable customers to respond quickly to changing industry demands and to effectively plan, schedule and optimize their production activity. As a result, Brooks believes its semiconductor manufacturer customers are able to improve productivity and increase their return on investment. Brooks’ customers include many of the world’s leading semiconductor manufacturers and semiconductor capital equipment suppliers.

Traditionally, the Company’s foreign revenues have been generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of the Company’s international subsidiaries are recorded in local currency, and foreign currency translation adjustments are reflected as a component of “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets. To the extent that the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risk of currency fluctuation.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

In view of the currently prevailing downturn in the semiconductor industry and the resulting market pressures, the Company is focusing its major efforts in the following areas:

•	Controlling and reducing costs;

•	Aligning costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flow, even if the current downturn continues;

•	Consolidating and integrating the businesses and assets that the Company has acquired in recent years, diminishing the Company’s acquisition activities and striving to maximize the profitability of the Company as an integrated whole;

•	Reducing the number of the Company’s manufacturing sites and consolidating manufacturing without diminishing the Company’s ability to respond to customer demand, either currently or at such time as market conditions improve;

•	Developing the products and services required for future success in the market; and

•	Improving the efficiency of the Company’s existing internal information systems.

The Company’s cost-containment activities are discussed below in the “Restructuring” section. The Company’s marketing efforts are affected by certain trends that management believes are emerging. One is the potential for increased outsourcing by semiconductor original equipment manufacturers (“OEMs”). This trend is driven by efforts of the OEMs to reduce the overall cost structure of their businesses by procuring items they consider a non-core competency, such as the automation components and systems provided by the Company, on the open market and focusing their internal investment and manufacturing operations on their core competencies. This trend is also influenced in part by the extent to which semiconductor chip manufacturers adopt the use of 300mm semiconductor wafers in the manufacturing of semiconductor chips.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

ACQUISITIONS

The Company has determined that it has assembled the businesses and capabilities that management believes are necessary to optimize the Company’s product and service offerings in the current environment and, accordingly, the Company is not now actively pursuing or evaluating further acquisitions.

On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), located in Colorado Springs, Colorado. Microtool provides automation metrology for the 200mm and 300mm markets. The acquisition was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2002, include the results of Microtool for the period subsequent to its acquisition.

On July 3, 2002, the Company acquired Hermos Informatik GmbH (“Hermos”). Hermos, located in Germany, is a provider of wafer carrier ID readers for the 300mm market. On May 14, 2002, the Company completed the acquisition of PRI Automation, Inc. (“PRI”). PRI, principally located in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems equipment, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), two privately held companies affiliated with each other, located in Cambridge Massachusetts. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2002, include fully the results of these acquired entities.

On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo Group”), located in Boulder, Colorado. Zygo Group, located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company (“Tec-Sem”). During March 2002, the Company exercised its option to purchase the remaining 10% of the outstanding capital stock. Tec-Sem is a manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions; the Company’s Consolidated Statements of Operations and of Cash Flows for the three months ended December 31, 2002, include fully the results of these acquired entities.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

In June 1999, the Company formed a joint venture in Korea. This joint venture is 70% owned by the Company and 30% owned by third parties unaffiliated with the Company. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

RELATED PARTIES

On June 11, 2001, the Company appointed Joseph R. Martin to its Board of Directors. Mr. Martin is also chief financial officer and a director of Fairchild Semiconductor International, Inc. (“Fairchild”), one of the Company’s customers. Accordingly, Fairchild is considered a related party for the period subsequent to June 11, 2001. Revenues from Fairchild for the three months ended December 31, 2002 and 2001 were approximately $44,000 and $50,000, respectively. The amounts due from Fairchild included in accounts receivable at December 31, 2002 and September 30, 2002 were approximately $6,000 and $68,000, respectively.

RESTRUCTURING

The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs, which are, in turn, dependent on the current and anticipated market demand for semiconductors. The Company’s revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry is currently experiencing such a downturn, which began to impact the Company in the third quarter of fiscal 2001 and has continued through the first quarter of fiscal 2003. The downturn has affected revenues, gross margins and operating results. In response to this prolonged and continuing downturn, the Company has initiated, and continues to implement, cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. Although the Company continues to address cost management in response to the downturn, and plans additional cost reduction programs in the near term, it will continue to invest in those areas which it believes are important to the long-term growth of the Company, including customer support and new products. It is critical that the Company executes restructure actions on a timely basis to achieve the objective of aligning its cost structure. See “The Company May Have Difficulty Managing Operations” below for additional discussion of the challenges the Company faces in implementing its restructuring programs. The Company believes that its cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues. In the event that the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Fiscal 2003 Restructuring

Based on current estimates of its near term future revenues and operating costs, the Company announced in December 2002 plans to take additional and significant cost reduction actions. These cost reduction programs include, among other things: an additional reduction to employee headcount, a reduction of new hires, consolidation of identified facilities, abandonment of certain information technology projects and an exit from certain product lines. On December 10, 2002, the Company’s chief executive officer approved a formal plan of restructure for these actions and, accordingly, a charge of $19.1 million was recorded for these actions. Of this amount, $12.4 related to workforce reductions of approximately 400 employees, expected to be paid in fiscal 2003 and $0.6 million related to the consolidation of several of the Company’s facilities, expected to be paid over the next six months. The $12.4 million related to workforce reductions, consisting principally of severance costs, was recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The $0.6 million related to excess facilities was recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time these facilities are expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations. In addition, the write-off of $6.1 million of capitalized costs related to cancelled infrastructure programs was recorded. A portion of these actions has been implemented in the first quarter of fiscal 2003. The Company anticipates additional cost reduction initiatives will be implemented through the remainder of fiscal year 2003 in its continuing efforts to align costs with revenues.

Acquisition-related charges of $2.0 million for the three months ended December 31, 2002, are primarily comprised of legal, relocation and consulting costs to integrate the PRI entities and employees into the Company, as well as legal fees for consolidating acquired entities into existing Brooks entities. Acquisition-related charges of $0.1 million for the three months ended December 31, 2001, primarily relate to legal and accounting fees incurred for the acquisition of Progressive Technologies, Inc. (“PTI”) on July 12, 2001, which the Company had accounted for as a pooling of interests transaction.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Fiscal 2002 Restructuring

On September 13, 2002, the Company’s chief executive officer approved a formal plan of restructure in response to the ongoing downturn in the semiconductor industry, which has continued to exert downward pressure on the Company’s revenues and cost structure. Pursuant to that plan, the Company recorded restructuring charges of $16.1 million in the fourth quarter of fiscal 2002. Of this amount, $9.1 million relates to workforce reductions of approximately 430 employees, and is expected to be paid in fiscal 2003, $6.7 million was for the consolidation of several of the Company’s facilities and $0.3 million was for other restructuring costs. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

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

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Fiscal 2001 Restructuring

On September 5, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million was related to workforce reductions of approximately 140 employees, which was paid in fiscal 2002, and $3.4 million was for the consolidation and strategic focus realignment of several facilities, of which $l.9 million was paid through fiscal 2002, $0.5 million is expected to be paid in fiscal 2003 and $1.0 million in the subsequent years. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time the space was expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

Adjustments to Restructuring Accruals

Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing as assumptions of previously approved and recorded initiatives. During the year ended September 30, 2002, the Company identified excess workforce-related accruals recorded for earlier initiatives of $0.4 million, which were reversed in the period ended September 30, 2002.

Implementation of Restructuring Programs

As of December 31, 2002, approximately 1,000 employees had been terminated and 15 facilities had been consolidated into other existing Brooks facilities in connection with the restructuring plans described above.

The activity for the three months ended December 31, 2002 and 2001 and the year ended September 30, 2002 (including the three months ended December 31, 2001) related to the Company’s restructuring accruals described above is summarized below (in thousands):

	Activity – Three Months Ended December 31, 2002

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2002	Expense	Utilization	2002

Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,355)	16,504
Other	1,329	—	(36)	1,292

	$33,786	$13,018	$(10,606)	$36,198

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

	Activity – Year Ended September 30, 2002

		New Initiatives

	Balance					Balance
	September 30,		Purchase			September 30,
	2001	Expense	Accounting	Reversals	Utilization	2002

Facilities	$3,309	$7,096	$11,055	$—	$(2,483)	$18,977
Workforce-related	1,952	10,451	13,519	(372)	(12,070)	13,480
Other	—	1,467	2,292	—	(2,430)	1,329

	$5,261	$19,014	$26,866	$(372)	$(16,983)	$33,786

	Activity – Three Months Ended December 31, 2001

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2001	Expense	Utilization	2001

Facilities	$3,309	$—	$(25)	$3,284
Workforce-related	1,952	—	(1,280)	672
Other	—	100	(100)	—

	$5,261	$100	$(1,405)	$3,956

THREE MONTHS ENDED DECEMBER 31, 2002,
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Revenues

     The Company reported revenues of $84.9 million in the three months ended December 31, 2002, compared to $58.2 million in the same prior year period. The increase is primarily attributable to acquisitions completed since the end of the first quarter of fiscal 2002, principally PRI. These acquisitions accounted for approximately $24 million of the increase in revenues in the three months ended December 31, 2002, compared to the same period of the prior year.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

The Company’s equipment automation segment reported revenues of $36.3 million in the three months ended December 31, 2002, an increase of 40.5% from revenues of $25.8 million in the same prior year period. The increase is attributable to acquisitions, which accounted for approximately $10 million of revenues in the current quarter. Excluding revenue from these acquisitions completed since the end of the first quarter of fiscal 2002, revenues for the equipment automation segment were flat, primarily as a result of the ongoing downturn in the semiconductor industry. The Company’s factory automation hardware segment reported revenues of $26.5 million in the three months ended December 31, 2002, more than double its revenues of $12.1 million in the same prior year period. The increase is attributable to acquisitions completed since the end of the first quarter of fiscal 2002. These acquisitions accounted for approximately $14 million of the segment’s revenues in the three months ended December 31, 2002. Excluding the impact of acquisitions, the Company’s factory automation hardware segment revenues were flat, increasing $0.8 million in the three months ended December 31, 2002, compared to the same prior year period. The Company’s factory automation software segment reported revenues of $21.5 million in the three months ended December 31, 2002, an increase of $1.2 million from the same prior year period.

Product revenues increased $16.0 million, to $55.0 million, in the three months ended December 31, 2002, compared to $39.0 million in the three months ended December 31, 2001. The increase is attributable to acquisitions completed since the end of the first quarter of fiscal 2002.

Service revenues for the three months ended December 31, 2002 were $29.9 million, an increase of $10.7 million, or 55.9%, from the three months ended December 31, 2001. The increase is primarily attributable to acquisitions completed since the end of the first quarter of fiscal 2002, which accounted for approximately $8 million of service revenues in the three months ended December 31, 2002.

Foreign revenues were $39.5 million, or 46.5% of revenues, and $34.0 million, or 58.4% of revenues, in the three month periods ended December 31, 2002 and 2001, respectively. The Company’s acquisition of PRI, primarily located in the United States, has contributed to the increase in sales in the United States both as a percentage of sales and in absolute dollars, while the Company’s expanded global presence through acquisitions and expanded sales and marketing activities has enabled international sales to remain a significant portion of total revenues. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues may not be indicative of future international revenues.

Gross Margin

Gross margin decreased to 28.7% for the three months ended December 31, 2002, compared to 35.8% for the same prior year period. The decrease is primarily attributable to the downturn that continues to affect the semiconductor industry, coupled with the historically lower margin rates of several of the Company’s fiscal 2002 acquisitions. The Company’s cost absorption due to excess manufacturing capacity continues to exert downward pressure on gross margins. The Company’s equipment automation segment gross margin decreased to 18.9% in the three months ended December 31, 2002, from 24.7% in the comparable prior year period. The decrease is primarily the result of product and customer mix, coupled with the effects of the continuing downturn in the semiconductor industry and the resulting excess manufacturing capacity and lower margin rates of the Company’s recently acquired businesses. Gross margin for the Company’s factory automation hardware segment decreased to 23.1% in the three months ended December 31, 2002, from 26.7% in the same prior year period. The decrease is in part a result of lower margin hardware sales comprising a higher percentage of the segment’s business, coupled with the

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

historically lower margin rates of the Company’s recently acquired businesses. The Company’s factory automation software segment’s gross margin for the three months ended December 31, 2002, decreased to 52.8%, compared to 55.4% in the same prior year period. The change is primarily due to unfavorable product mix shifts between license and service revenues.

Gross margin on product revenues was 29.7% for the three months ended December 31, 2002, a decrease from 37.5% in the same prior year period. Excluding other charges aggregating $2.1 million, consisting of $0.9 million of inventory writedowns, $0.2 million of retention bonuses, $0.4 million of deferred compensation costs related to stock options granted to employees of acquired companies and $0.6 million for accelerated depreciation on assets for abandoned facilities, gross margin was 33.5% in the three months ended December 31, 2002. The decrease in gross margin is primarily attributable to the effects of the continuing downturn in the semiconductor industry, causing lower absorption of manufacturing fixed costs.

Gross margin on service revenues was 27.0% for the three months ended December 31, 2002, a decrease from 32.5% for the three months ended December 31, 2001. The decrease is primarily a result of a change in business mix, combined with pricing pressure in the end user services business and the effects of the continuing downturn in the semiconductor industry on the Company’s fixed cost absorption.

Research and Development

Research and development expenses for the three months ended December 31, 2002 were $19.7 million; an increase of $5.6 million, compared to $14.1 million in the three months ended December 31, 2001, and is attributable to the Company’s recent acquisitions. The decrease in spending as a percentage of total revenues is primarily attributable to the Company’s ongoing cost reduction actions. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries; however, the Company continues to selectively invest in those research and development projects that are most consistent with its business realignment currently in progress.

Selling, General and Administrative

Selling, general and administrative expenses were $34.1 million for the three months ended December 31, 2002, an increase of $15.2 million, compared to $18.9 million in the same prior year period. Selling, general and administrative expenses also increased as a percentage of revenues in the three months ended December 31,

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

2002, to 40.2%, from 32.5% in the comparable prior year period. The increase in these expenditures as a percentage of revenues for the three months ended December 31, 2002, is partially attributable to the Company’s recent acquisitions, which accounted for approximately $5 million of the Company’s selling, general and administrative expense in the current quarter, coupled with $7.1 million of accelerated depreciation associated with the Company’s restructuring plans for facilities consolidation and $1.0 million of other charges, primarily deferred compensation costs related to stock options granted to employees of acquired companies. Excluding the impact of acquisitions and the other charges described above, selling, general and administrative expenses increased by approximately $3 million compared to the same prior year period. The Company expects that the planned implementation of its recently announced restructuring actions will reduce selling, general and administrative expense in subsequent periods.

Amortization of Acquired Intangible Assets

Amortization expense for acquired intangible assets totaled $2.0 million in the three months ended December 31, 2002, compared to $3.6 million in the three months ended December 31, 2001. The reduction in amortization of acquired intangible assets is attributable to the writedown of the carrying value of these assets at September 30, 2002 as a result of the Company’s impairment of intangible assets.

Interest Income and Expense

Interest income decreased by $1.0 million, to $1.8 million, in the three months ended December 31, 2002, compared to the same prior year period, primarily a result of lower interest rates coupled with lower balances available for investment. Interest expense of $2.6 million for the three months ended December 31, 2002 is primarily attributable to interest on the Company’s Convertible Subordinated Notes. Interest expense of $2.6 million in the same prior year period is primarily comprised of $2.3 million related to the Company’s Convertible Subordinated Notes and imputed interest expense on the notes payable to the Company’s recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million.

Other (Income) Expense

As a result of the acquisition of PRI, the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. PRI made a minority investment in Shinsung of $11.5 million in exchange for 3,109,091 shares of Shinsung common stock and warrants to purchase an additional 3,866,900 common shares. The Shinsung warrants were fair valued using the Black-Scholes valuation model at each reporting date, and changes in valuation were recorded as a component of “Other comprehensive income (loss)”.

In connection with the Company’s ongoing restructuring and consolidation efforts, the Company determined that its strategic manufacturing relationship with Shinsung no longer aligns with the future needs and direction of the Company. As a result, in December 2002, the Company received an offer from, entered into negotiations with, and on January 27, 2003, concluded the sale to, Shinsung of the warrants for $0.5 million. As a result, the Company determined that the carrying value of these warrants was impaired and, accordingly, wrote down the carrying value of the warrants to $0.5 million as of December 31, 2002. The impairment of $11.5 million is reported in “Other (income) expense” on the Company’s Consolidated Statement of Operations for the three months ended December 31, 2002.

Income Tax Provision

The Company recorded a net income tax provision of $4.8 million in the three months ended December 31, 2002, compared to a net income tax benefit of $5.2 million in the same prior year period. The tax provision in the current quarter is attributable to foreign and withholding taxes. Federal and state taxes have not been benefited in the three months ended December 31, 2002, as the Company believes it is more likely than not that future net tax benefits from accumulated net operating losses and deferred taxes will not be realized. The tax benefit in the three months ended December 31, 2001 is attributable to the loss in that quarter.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company has recorded significant losses from operations and has an accumulated deficit of $836.4 million at December 31, 2002. Revenues have increased from the prior year period primarily as a result of acquisitions completed since that period. Net cash outflows from operations have increased significantly as a result of these acquisitions, primarily for acquired fixed costs, and the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the period from October 1, 2001 through December 31, 2002, to align its cost structures and its revenues. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of revenues, results of operations and net cash flows are inherently difficult.

At December 31, 2002, the Company had cash, cash equivalents and marketable securities aggregating $215.0 million. This amount was comprised of $109.8 million of cash and cash equivalents, $30.2 million of investments in short-term marketable securities and $75.0 million of investments in long-term marketable securities.

At September 30, 2002, the Company had cash, cash equivalents and marketable securities aggregating $245.7 million. This amount was comprised of $125.3 million of cash and cash equivalents, $25.3 million of investments in short-term marketable securities and $95.1 million of investments in long-term marketable securities.

Cash and cash equivalents were $109.8 million at December 31, 2002, a decrease of $15.5 million from September 30, 2002. This decrease in cash and cash equivalents is primarily due to cash used in operations of $26.0 million and capital expenditures of $4.6 million. These amounts were partially offset by $15.2 million of net sales and maturities of marketable securities.

Cash used in operations was $26.0 million for the three months ended December 31, 2002, and is primarily attributable to the Company’s net loss of $71.0 million, which includes acquisition-related and restructuring expense of $21.1 million, non-cash impairments of assets aggregating $17.6 million and depreciation and amortization of $14.8 million. The Company used $10.4 million and $10.6 million for accounts payable and restructuring payments, respectively. These amounts were partially offset by $12.2 million of cash provided by the reduction of the Company’s accounts receivable.

Cash provided by investing activities was $9.5 million for the three months ended December 31, 2002, and is principally comprised of proceeds from the net sales and maturities of marketable securities aggregating $15.2 million, used to fund operating losses, partially offset by cash consideration and transaction costs totaling $0.7 million related to the acquisition of Microtool and $4.6 million of capital additions.

Cash used in financing activities for the three months ended December 31, 2002, was comprised of $24,000 for the payment of long-term debt, partially offset by $2,000 from the exercise of options to purchase the Company’s common stock.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

In connection with the acquisition of the e-Diagnostics product business in June 2001, the Company could be required to make additional cash payments under certain conditions. Additional cash payments aggregating a maximum of $8.0 million over the next two years could be required for payment of consideration contingent upon meeting certain performance objectives, if the Company elected to settle any or all potential contingent payments in cash.

On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1, of each year. The Company made its first interest payment on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of the Company’s common stock reaches certain prices. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company’s common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company’s senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

The Company had a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. (“ABN AMRO”), which expired on May 31, 2002. Accordingly, ABN AMRO will not extend loans or issue additional letters of credit. At December 31, 2002, the Company had $1.1 million remaining in outstanding letters of credit under this facility.

While the Company has no significant capital commitments, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company’s contractual obligations consist of the following (in thousands):

		Less than	One to three	Four to five
	Total	one year	years	years	Thereafter

Contractual obligations
Operating leases – continuing	$26,845	$5,713	$9,453	$5,152	$6,527
Operating leases – exited facilities	36,851	7,764	10,383	7,588	11,116
Debt	175,154	99	47	8	175,000
Interest on convertible subordinated notes	45,719	8,313	16,625	16,625	4,156

Total contractual obligations	$284,569	$21,889	$36,508	$29,373	$196,799

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

The table does not include an accrual of $9.9 million related to the projected retirement benefit to be paid to the Company’s chief executive officer under his current employment agreement. The projected amount payable is due immediately upon his retirement; however, his retirement date is not determinable at this time. His current employment agreement will expire on October 1, 2005.

The Company believes that its existing resources will be adequate to fund the Company’s currently planned working capital and capital expenditure requirements for at least the next twelve months. However, the Company used $26.0 million to fund its operations in the three months ended December 31, 2002, and $55.7 million to fund its operations in fiscal 2002, and the cyclical nature of the semiconductor industry makes it very difficult for the Company to predict future liquidity requirements with certainty. Accordingly, over the longer term it is important that the restructuring programs described above succeed in aligning costs with revenues. In addition, the Company may experience unforeseen capital needs in connection with its recently completed acquisitions. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund its expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit that is not an ongoing benefit arrangement or an individual deferred compensation contract. On January 1, 2003, the Company adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 will change, on a prospective basis, the timing of recording restructure charges from the commitment date to when the liability is incurred. The adoption of this standard will impact the timing of recording restructuring activities initiated subsequent to December 31, 2002.

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing the impact of EITF 00-21.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company is currently reviewing the alternatives under the provisions of FAS 148.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not believe that the adoption of FIN 46 will have any impact on the Company’s results of operations or financial position.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

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

Risk Factors Relating to Our Industry

The Cyclical Demand of Semiconductor Manufacturers Affects Our Operating Results and the Ongoing Downturn in the Industry Could Seriously Harm Our Operating Results.

     Our business is significantly dependent on capital expenditures by semiconductor manufacturers. The level of semiconductor manufacturers’ capital expenditures is dependent on the current and anticipated market demand for semiconductors. The semiconductor industry is highly cyclical and is currently experiencing a downturn. The downturn may continue for several more quarters. As a result of cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to continue to invest in marketing, research and development and engineering at the levels that we believe are necessary to maintain our competitive position. Ours failure to make these investments could seriously curtail our long-term business prospects. Consistent with our experience in past downturns, the current industry downturn has reduced our revenues and caused us to incur losses. There can be no guarantee of when this downturn will end or that we will return to profitability when the downturn does end.

Industry Consolidation and Outsourcing of the Manufacture of Semiconductors to Foundries Could Reduce the Number of Available Customers.

     The substantial expense of building or expanding a semiconductor fabrication facility is leading increasing numbers of semiconductor companies to contract with foundries, which manufacture semiconductors designed by others. As manufacturing is shifted to foundries, the number of our potential customers could decrease, which would increase our dependence on our remaining customers. Recently, consolidation within the semiconductor manufacturing industry has increased. If semiconductor manufacturing is consolidated into a small number of foundries and other large companies, our failure to win any significant bid to supply equipment to those customers could seriously harm our reputation and materially and adversely affect our revenue and operating results.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Our Future Operations Could Be Harmed if the Commercial Adoption of 300mm Wafer Technology Continues to Progress Slowly or is Halted.

     Our future operations depend in part on the adoption of new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than originally expected. A significant delay in the adoption of 300mm manufacturing technology, or the failure of the industry to adopt 300mm manufacturing technology, could significantly impair our operations. Moreover, continued delay in transition to 300mm technology could permit our competitors to introduce competing or superior 300mm products at more competitive prices. As a result of these factors, competition for 300mm orders could become more vigorous and could harm our results of operations.

     Our merger with PRI on May 14, 2002 did not reduce this risk. Manufacturers implementing factory automation in 300mm pilot projects typically seek to purchase systems from multiple vendors. Automated material handling systems are a major component of the former PRI’s business. To date, nearly all manufacturers with pilot projects have selected automated material handling systems made by competitors for these projects. Manufacturers’ awards to these competitors of orders for early stage 300mm fabs could make it more difficult for us to win orders from those manufacturers for their full-scale 300mm production facilities.

Risk Factors Relating to Our Acquisitions

Our Business Could Be Harmed if We Fail to Adequately Integrate the Operations of the Businesses That We Acquired.

     Over the past several years, we completed a number of acquisitions in a relatively short period of time, including our acquisition of PRI in May 2002. Our management must devote substantial time and resources to integrating the operations of the businesses we acquired with our core business and the other acquired businesses. If we fail to accomplish this integration efficiently, we may not realize the anticipated benefits of our acquisitions. We were required to record impairment charges on acquired intangible assets and goodwill

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

aggregating $479.3 million in fiscal 2002. We may be required in the future to record additional significant future impairment costs in the event that the carrying value exceeds the fair value of acquired intangible assets. The process of integrating supply and distribution channels, research and development initiatives, computer and accounting systems and other aspects of the operation of our acquired businesses, presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger entity. These businesses have operations and personnel located in Asia, Europe and the United States and present a number of difficulties of integration, including:

•	assimilating products and designs into integrated solutions;

•	informing customers, suppliers and distributors of the effects of the acquisitions and integrating them into our overall operations;

•	integrating personnel with disparate business backgrounds and cultures;

•	defining and executing a comprehensive product strategy;

•	managing geographically remote units;

•	managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

•	minimizing the loss of key employees of the acquired businesses; and

•	integrating the information technology systems and processes of the acquired businesses.

     If we delay the integration or fail to integrate an acquired business or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management’s attention and financial and other resources. Our failure to adequately address these difficulties could harm our business and financial results.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Risk Factors Relating to Our Operations

Our Sales Volume Substantially Depends on the Sales Volume of our Original Equipment Manufacturer Customers and on Investment in Major Capital Expansion Programs by End-User Semiconductor Manufacturing Companies.

     We sell a majority of our tool automation products to original equipment manufacturers that incorporate our products into their equipment. Therefore, our revenues depend on the ability of these customers to develop, market and sell their equipment in a timely, cost-effective manner. Approximately 45% of our total revenue in the three months ended December 31, 2002, and 50% and 56% of our total revenue in fiscal 2002 and fiscal 2001, respectively, came from sales to original equipment manufacturers.

     We also generate significant revenues from large orders from semiconductor manufacturing companies that build new plants or invest in major automation retrofits. Our revenues depend, in part, on continued capital investment by semiconductor manufacturing companies. Approximately 55% of our total revenue in the three months ended December 31, 2002 and 50% and 44% of our total revenue in fiscal 2002 and fiscal 2001, respectively, came from sales to semiconductor manufacturing companies. The percentage of our total revenue attributable to semiconductor manufacturing companies should rise in fiscal 2003 as a result of our acquisition of PRI. Our revenues will be adversely affected if semiconductor manufacturing companies do not invest in capital expansion programs due to the downturn in the semiconductor industry or for other reasons.

Demand For Our Products Fluctuates Rapidly and Unpredictably, Which Makes it Difficult to Manage Our Business Efficiently and Can Reduce Our Gross Margins and Profitability.

     Our expense levels are based in part on our expectations for future demand. Many expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The rapid and unpredictable shifts in demand for our products make it difficult to plan manufacturing capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. For example, as a result of the current industry downturn, we recorded inventory adjustments of $12.5 million in the fourth quarter of fiscal 2002 relating to inventory writedowns. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base. Conversely, during periods of increased demand our ability to satisfy increased customer demand may be constrained by our projections. If our projections underestimate demand, we may have inadequate inventory and may not be able to expand our manufacturing capacity, which could result in delays in shipments and loss of customers and reduced gross margins and profitability. In sudden upturns, we sometimes incur significant expenses to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. This risk is more acute in fiscal 2003 as we consolidate several of our manufacturing locations, making our manufacturing capabilities more vulnerable to sudden demands for production. Even if we are able to sufficiently expand our capacity, we may not efficiently manage this expansion which would adversely affect our gross margin and profitability. Any of these results could seriously harm our business.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

We Rely on a Relatively Limited Number of Customers for a Large Portion of Our Revenues and Business.

     We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect our revenue, business and reputation. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market, which could in turn reduce our profitability and gross margins. Our sales to our ten largest customers accounted for approximately 41% of total revenues in the three months ended December 31, 2002, 33% in fiscal 2002, 37% in fiscal 2001 and 40% in fiscal 2000.

Delays in or Cancellation of Shipments or Customer Acceptance of a Few of Our Large Orders Could Substantially Decrease Our Revenues or Reduce Our Stock Price.

     Historically, a substantial portion of our quarterly and annual revenues came from sales of a small number of large orders. Some of our products have high selling prices compared to our other products. As a result, the timing of when we recognize revenue from one of these large orders can have a significant impact on our total revenues and operating results for a particular period because our sales in that fiscal period could fall significantly below the expectations of financial analysts and investors. This could cause the value of our common stock to fall. Our operating results could be harmed if a small number of large orders are canceled or rescheduled by customers or cannot be filled due to delays in manufacturing, testing, shipping or product acceptance.

We Do Not Have Long-term Contracts With Our Customers and Our Customers May Cease Purchasing Our Products at Any Time.

     We generally do not have long-term contracts with our customers that require them to place continuing purchase orders with us. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

•	our customers can cease purchasing products at any time without penalty;

•	our customers are free to purchase products from our competitors;

•	we are exposed to competitive price pressure on each order; and

•	our customers are not required to make minimum purchases.

     Sales typically are made pursuant to individual purchase orders and product delivery often occurs with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we could lose sales and customers.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Our Systems Integration Services Business Has Grown Significantly Recently and Poor Execution of Those Services Could Adversely Impact Our Operating Results.

     The number of projects that we are pursuing for our systems integration services business has grown significantly recently. This business consists of a combination of products and services in which we integrate combinations of our software and hardware products to provide more comprehensive solutions for our end-user customers. The delivery of these services typically is complex, requiring us to coordinate personnel with varying technical backgrounds in performing substantial amounts of services in accordance with timetables. We are in the early stages of developing this business and we are subject to the risks attendant to entering a business in which we have limited direct experience. In addition, our ability to supply these services and increase our revenues is limited by our ability to retain, hire and train systems integration personnel. We believe that there is significant competition for personnel with the advanced skills and technical knowledge that it needs. Some of our competitors may have greater resources to hire personnel with those skills and knowledge. Our operating margins could be adversely impacted if we do not effectively hire and train additional personnel or deliver systems integration services to our customers on a satisfactory and timely basis consistent within budget.

Our Lengthy Sales Cycle Requires Us to Incur Significant Expenses with No Assurance That We Will Generate Revenue.

     Our tool automation products are generally incorporated into original equipment manufacturer equipment at the design stage. To obtain new business from original equipment manufacturer customers, we must develop products for selection by a potential customer at the design stage. This often requires us to make significant expenditures without any assurance of success. The original equipment manufacturer’s design decisions often precede the generation of volume sales, if any, by a year or more. We cannot guarantee that the equipment manufactured by our original equipment manufacturing customers will be commercially successful. If we or our original equipment manufacturing customers fails to develop and introduce new products successfully and in a timely manner, our business and financial results will suffer.

     We also must complete successfully a costly evaluation and proposal process before we can achieve volume sales of our factory automation hardware and software and systems integration products to customers. These undertakings are major decisions for most prospective customers and typically involve significant capital commitments and lengthy evaluation and approval processes. We cannot guarantee that we will continue to satisfy evaluations by our end-user customers.

Our Operating Results Would Be Harmed if One of Our Key Suppliers Fails to Deliver Components for Our Products.

     We currently obtain many of our components on an as needed, purchase order basis. Generally, we do not have long-term supply contracts with our vendors and believe many of our vendors have been taking cost containment measures in response to the industry downturn. When demand for semiconductor manufacturing equipment increases, our suppliers face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions in our product shipments. This could create customer dissatisfaction, cause lost revenue and otherwise materially and adversely affect our operating results. Delays on our part could also cause us to incur contractual penalties for late delivery.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

The Possibility of War or Other Hostilities Affects Demand for Our Products and Could Affect Other Aspects of Our Business.

     The ongoing threat of the outbreak of war in the Middle East or hostilities involving Western nations and North Korea could at any time lead to a reduction in demand for our products by our customers as they consider the possible effects of war on their own businesses. This could occur even prior to the outbreak of actual hostilities. In addition, should warfare, the threat of war, civil unrest, terrorist activity or political instability occur in the United States, Iraq, Israel, the Middle East generally, North Korea or elsewhere, those events could disrupt our manufacturing, logistics, security and communications activities and could lead to a reduction in demand for our products.

As a Result of Our Acquisition of PRI, We Are Becoming Increasingly Dependent on Subcontractors and One or a Few Suppliers for Some Components and Manufacturing Processes.

     For some products, components and specialized processes that PRI used in its products, PRI depended on subcontractors or had available only one or a few suppliers. For example, its TurboStocker, AeroLoader, AeroTrak and Guardian products each include components and assemblies for which PRI had qualified, or for which there existed, only one supplier or a small number of suppliers. As a result of the acquisition of PRI, we are dependent on these limited suppliers. In general, we do not have long-term agreements with these suppliers, or agreements that obligate them to supply all of our requirements for such components or assemblies.

     Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. We intend to continue to explore the possibility of outsourcing additional aspects of our manufacturing operations to subcontractors and suppliers. We could experience disruption in obtaining products or needed components and may be unable to develop alternatives in a timely manner. If we are unable to obtain adequate deliveries of products or components for an extended period of time, we may have to pay more for inventory, parts and other supplies, seek alternative sources of supply or delay shipping products to our customers. These outcomes could damage our relationships with our customers. Any such increased costs, delays in shipping or damage to customer relationships could seriously harm our business.

     Our dependence on third-party suppliers could harm our ability to negotiate the terms of our future business relationships with these parties, and we may be unable to replace any of them on terms favorable to us. In addition, outsourcing portions of our manufacturing to third parties may require us to share our proprietary information with these suppliers. Although we enter into confidentiality agreements with these third parties, these agreements may not fully protect our proprietary information.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

We May Experience Delays and Technical Difficulties in New Product Introductions and Manufacturing, Which Can Adversely Affect Our Revenues, Gross Margins and Net Income.

     Because our systems are complex, there can be a significant lag between the time we introduce a system and the time we begin to produce that system in volume. As technology in the semiconductor industry becomes more sophisticated, we are finding it increasingly challenging to design and integrate complex technologies into our systems, to procure adequate supplies of specialized components, to train our technical and manufacturing personnel and to make timely transitions to high-volume manufacturing. Many customers also require customized systems, which compound these challenges. We sometimes incur substantial unanticipated costs to ensure that our new products function properly and reliably early in their life cycle. These costs could include greater than expected installation and support costs or increased materials costs as a result of expedited changes. We may not be able to pass these costs on to our customers. In addition, we have experienced, and may continue to experience, greater than expected costs in both low and high volume manufacturing. Any of these results could seriously harm our business.

     For example, beginning late in the third quarter of fiscal 2000, PRI encountered manufacturing and supply chain problems relating to its TurboStocker product, which PRI had planned to begin manufacturing in high volume in response to increased customer demand at that time. These problems delayed shipments and customer acceptance, which caused PRI’s revenues for fiscal 2000 and 2001 to be lower than expected and also contributed to its net losses for these periods. From the time PRI discovered these problems through the end of fiscal 2001, PRI incurred expenditures of $15.4 million to address these problems, consisting of approximately $3.4 million for associated engineering costs, $5.7 million of additional warranty costs, and $6.3 million to repair or retrofit TurboStockers already installed in the field where necessary. These costs also contributed to PRI’s losses for these periods. Of these costs, the $6.3 million reserve for repairs and retrofits was recorded as a special charge in the fourth quarter of PRI’s fiscal year 2001. The balance of the costs were recorded in PRI’s results of operations during the period beginning with the fourth quarter of its fiscal year 2000 and ending with the last quarter of its fiscal year 2001. PRI also consolidated its TurboStocker manufacturing operations into a single location, upgraded its enterprise resource planning system and outsourced additional manufacturing of components and subassemblies. PRI’s and our efforts to date may be insufficient to resolve the manufacturing problems with the TurboStocker, and we may encounter similar difficulties and delays in the future.

     Moreover, on occasion we have failed to meet our customers’ delivery or performance criteria, and as a result we have deferred revenue recognition, incurred late delivery penalties and had higher warranty and service costs. These failures could occur again and could also cause us to lose business from those customers and suffer long-term damage to our reputation.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

We May Have Difficulty Managing Operations.

     In September and December 2002, we announced restructuring programs to further reduce our cost structure. The Company anticipates additional cost reduction initiatives will be implemented through the remainder of fiscal year 2003 in its continuing efforts to align costs with revenues. The restructuring programs will include, among other things, additional reductions in employee headcount, abandonment of certain product lines and information technology projects and the consolidation of certain facilities. We had also announced a restructuring program in September 2001. Due in large part to the prolonged downturn in the semiconductor industry, this program did not achieve its aim of aligning our operating costs with our expected revenues. We cannot guarantee that our more recently announced restructuring programs will be successful in that respect. The reduction in force could result in a temporary reduction in productivity by our employees. In addition, our future operating results will depend on the success of this restructuring program as well as on our overall ability to manage operations, which includes, among other things:

•	Retaining and hiring, as required, the appropriate number of qualified employees;

•	Enhancing and expanding, as appropriate, our infrastructure, including but not limited to, our information systems and management team;

•	Accurately forecasting revenues;

•	Managing inventory levels to minimize excess and obsolete inventory;

•	Controlling expenses;

•	Managing our manufacturing capacity, real estate facilities and other assets; and

•	Executing our plans.

     An unexpected further decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a further material adverse effect on our business, results of operations or financial condition.

We May Be Unable to Retain Necessary Personnel Because of Intense Competition for Highly Skilled Personnel.

     We need to retain a substantial number of employees with technical backgrounds for both our hardware and our software engineering, manufacturing, sales and support staffs. The market for these employees is very competitive, and we have occasionally experienced delays in hiring qualified personnel. Due to the cyclical nature of the demand for our products and the current prolonged downturn in the semiconductor market, we recently reduced our workforce on several occasions as a cost reduction measure. If the semiconductor market experiences an upturn, we may need to rebuild our workforce. Due to the competitive nature of the labor markets in which we operate, this type of employment cycle increases the risk of being unable to retain and recruit key personnel. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could adversely affect our ability to develop, manufacture, install and support our products and may result in lost revenue and market share if customers seek alternative solutions.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Our International Business Operations Expose Us to a Number of Difficulties in Coordinating Our Activities Abroad and in Dealing With Multiple Regulatory Environments.

     Sales to customers outside North America accounted for approximately 46% of our total revenues in the three months ended December 31, 2002, 48% of our total revenues, excluding PRI’s revenues, in fiscal 2002, 50% in fiscal 2001 and 48% in fiscal 2000. We anticipate that international sales will continue to account for a significant portion of our revenues. Many of our vendors are located in foreign countries. As a result of our international business operations, we are subject to various risks, including:

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

     To support our international customers, we maintain locations in several countries, including Belgium, Canada, China, France, Germany, Japan, Malaysia, Singapore, South Korea, Switzerland, Taiwan and the United Kingdom. We cannot guarantee that we will be able to manage these operations effectively. Also, we cannot guarantee that our investment in these international operations will enable us to compete successfully in international markets or to meet the service and support needs of our customers, some of whom are located in countries where we have no infrastructure.

     Although our international sales are primarily denominated in U.S. dollars, changes in currency exchange rates can make it more difficult for us to compete with foreign manufacturers on price. If our international sales increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

     In Taiwan, our business could be impacted by the political, economic and military conditions in that country. China does not recognize Taiwan’s independence and the two countries are continuously engaged in political disputes. Both countries have continued to conduct military exercises in or near the others territorial waters and airspace. These disputes may continue or escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. The political instability in Taiwan could result in the creation of political or other non-economic barriers to us being able to sell our products or create local economic conditions that reduce demand for our products among our target markets.

     In both Taiwan and Japan, our customers are subject to risk of natural disasters, which, if they were to occur, could harm our revenue. Semiconductor fabrication facilities have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan and Japan. For example, in 1999, Taiwan experienced several earthquakes which impacted foundries due to power outages, physical damage and employee dislocation. Our business could suffer if a major customer’s manufacturing capacity was adversely affected by a natural disaster such as an earthquake, fire, tornado or flood.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

     The political stability of Asia may be negatively affected by North Korea’s renewed efforts to produce nuclear weapons. This political instability could result in economic instability in the region, particularly in South Korea. Any kind of economic instability in South Korea, Taiwan and Japan or other parts of Asia where we do business could have a severe negative impact on our operating results due to the large concentration of our sales activities in this region.

We Must Continually Improve Our Technology to Remain Competitive.

     Technology changes rapidly in the semiconductor, data storage and flat panel display manufacturing industries. We believe our success depends in part upon our ability to enhance our existing products and to develop and market new products to meet customer needs, even in industry downturns. For example, as the semiconductor industry transitions from 200mm manufacturing technology to 300mm technology, we believe it is important to our future success to develop and sell new products that are compatible with 300mm technology. If our competitors introduce new technologies or new products, our sales could decline and our existing products could lose market acceptance. We cannot guarantee that we will identify and adjust to changing market conditions or succeed in introducing commercially rewarding products or product enhancements. The success of our product development and introduction depends on a number of factors, including:

•	accurately identifying and defining new market opportunities and products;

•	completing and introducing new product designs in a timely manner;

•	market acceptance of our products and our customers’ products;

•	timely and efficient software development, testing and process;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance in the field;

•	development of a comprehensive, integrated product strategy; and

•	efficient implementation and installation and technical support services.

     Because we must commit resources to product development well in advance of sales, our product development decisions must anticipate technological advances by leading semiconductor manufacturers. We may not succeed in that effort. Our inability to select, develop, manufacture and market new products or enhance our existing products could cause us to lose our competitive position and could seriously harm our business.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

We Face Significant Competition Which Could Result in Decreased Demand for Our Products or Services.

     The markets for our products are intensely competitive. We may be unable to compete successfully.

     We believe the primary competitive factors in the equipment automation segment are throughput, reliability, contamination control, accuracy and price/performance. We believe that our primary competition in the equipment automation market is from integrated original equipment manufacturers that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from an independent supplier like us. Many of these original equipment manufacturers have substantially greater resources than we do. Applied Materials, Inc., the leading process equipment original equipment manufacturer, develops and manufactures its own central wafer handling systems and modules. We may not be successful in selling our products to original equipment manufacturers that internally satisfy their wafer or substrate handling needs, regardless of the performance or the price of our products. Moreover, integrated original equipment manufacturers may begin to commercialize their handling capabilities and become our competitors.

     We believe that the primary competitive factors for factory interface products in the factory automation hardware segment are technical and technological capabilities, reliability, price/performance, ease of integration and global sales and support capability. In this market, we compete directly with Asyst, Rorze, Fortrend, Newport, TDK, Yasakawa and Hirata. Some of these competitors have substantial financial resources and extensive engineering, manufacturing and marketing capabilities. Our automated material handling systems division in the factory automation hardware segment competes with Daifuku, Murata Machiner, the Asyst-Shinko Electric joint venture and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The primary competitive factors in this market are quality, robustness and performance, price, ease of integration, vendor reputation, financial stability, support and on-time delivery.

     We believe that the primary competitive factors in the end-user semiconductor manufacturer market for factory automation software are product functionality, price/performance, ease of use, ease of integration and installation, hardware and software platform compatibility, costs to support and maintain, vendor reputation and financial stability. The relative importance of these competitive factors may change over time. We directly compete in this market with various competitors, including Applied Materials-Consilium, IBM, Si-view, HP/Compaq, TRW, Camstar and numerous small, independent software companies. We also compete with the in-house software staffs of semiconductor manufacturers like NEC, Texas Instruments and Intel. Most of those manufacturers have substantially greater resources than we do.

     It is a normal incident of the purchasing process of most of our existing and potential customers to actively evaluate the product and service offerings of our competitors. In some cases that process involves utilizing the products of competitors on a trial basis at the customer’s site. This is done to allow those customers to identify the product and service offerings that they judge to be of the highest quality and most suited to their needs. Customers also engage in such practices as part of a program to avoid dependence on sole-source suppliers for certain of their needs. The existence of such practices can make it more difficult for us to gain new customers and to win repeat business from existing customers.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

     New products developed by our competitors or more efficient production of their products could increase pricing pressure on our products. In addition, companies in the semiconductor capital equipment industry have been facing pressure to reduce costs. Either of these factors may require us to make significant price reductions to avoid losing orders. Further, our current and prospective customers continuously exert pressure on us to lower prices, shorten delivery times and improve the capabilities of our products. Failure to respond adequately to such pressures could result in a loss of customers or orders.

Much of Our Success and Value Lies in Our Ownership and Use of Intellectual Property, and Our Failure to Protect that Property Could Adversely Affect Our Future Operations.

     Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect our intellectual property. The steps that we have taken to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not fully protect our products. This may make the possibility of piracy of our technology and products more likely. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology. Other companies could independently develop similar or superior technology without violating our proprietary rights. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We may engage in litigation to:

•	enforce our patents;

•	protect our trade secrets or know-how;

•	defend ourself against claims alleging it infringes the rights of others; or

•	determine the scope and validity of the patents or intellectual property rights of others.

     Any litigation could result in substantial cost to us and divert the attention of our management, which could harm our operating results and our future operations.

Our Operations Could Infringe on the Intellectual Property Rights of Others.

     Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses or alter our products so that they no longer infringe the rights of others. We cannot guarantee that the terms of any licenses that we may be required to seek will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of our products. A party making a claim of infringement could secure a judgment against us that requires it to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any claim of infringement by a third party also could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. Any of these events could seriously harm our business.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Our Business May Be Harmed by Infringement Claims of General Signal or Applied Materials.

     We received notice from General Signal Corporation (“General Signal”) alleging certain of our tool automation products that we sell to semiconductor process tool manufacturers infringed General Signal’s patent rights. The notification advised us that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials, and that, at the conclusion of that litigation, General Signal intended to enforce its rights against us and others. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified by us, these five patents would appear to be the patents referred to by General Signal in its prior notice to us. Applied Materials has not contacted us regarding these patents. We cannot guarantee that we would prevail in any litigation by Applied Materials seeking damages or expenses from it or to enjoin it from selling its products on the basis of the alleged patent infringement, or that a license for any of the alleged infringed patents will be available to us on reasonable terms, if at all. A substantial portion of our revenues for fiscal 2001 derived from the products that are alleged to infringe.

Our Business May Be Harmed by Infringement Claims of Asyst Technologies, Inc.

     We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. (“Asyst”) had previously filed suit against Jenoptik AG and other defendants, claiming that products of the defendants, including IridNet, infringe Asyst’s patents. This ongoing litigation may ultimately affect certain products sold by us. We received notice that Asyst may amend its complaint to name us as an additional defendant. Based on our investigation of Asyst’s allegations, we do not believe we are infringing any claims of Asyst’s patents. We intend to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patents. If Asyst prevails in prosecuting its case, Asyst may seek to prohibit us from developing, marketing and using the IridNet product without a license. Because patent litigation can be extremely expensive, time-consuming, and its outcome uncertain, we may seek to obtain licenses to the disputed patents. We cannot guarantee that licenses will be available to us on reasonable terms, if at all. If a license from Asyst is not available, we could be forced to incur substantial costs to reengineer the IridNet system, which could diminish its value. In any case, we may face litigation with Asyst. Such litigation could be costly and would divert our management’s attention and resources. In addition, even though sales of IridNet comprise a small percentage of our revenues, if we do not prevail in such litigation, we could be forced to pay significant damages or amounts in settlement. Jenoptik has agreed to indemnify us for losses that we may incur in this action.

     In addition, Asyst made assertions in approximately 1995 that certain technology employed in products manufactured and sold by Hermos Informatik GmbH infringed one or more of Asyst’s patents. We acquired Hermos in July 2002. To date Asyst has taken no steps to assert or enforce any such rights against us and, to our knowledge, Asyst never commenced enforcement proceedings against Hermos prior to our acquisition of Hermos. Should Asyst seek to pursue any such claims against Hermos or us, we would be subject to all of the business and litigation risks identified in the preceding paragraph.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Our Software Products May Contain Errors or Defects That Could Result in Lost Revenue, Delayed or Limited Market Acceptance or Product Liability Claims with Substantial Litigation Costs.

     Complex software products like ours can contain errors or defects, particularly when we first introduce new products or when it releases new versions or enhancements. Any defects or errors could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have occasionally discovered software errors in our new software products and new releases after their introduction, and we expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

     Because many of our customers use their products for business-critical applications, any errors, defects or other performance problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek to recover damages from us for losses related to any of these issues. A product liability claim brought against us, even if not successful, would likely be time-consuming and costly to defend and could adversely affect our marketing efforts.

Risk Factors Relating to Our Common Stock

Our Operating Results Fluctuate Significantly, Which Could Negatively Impact Our Business and Our Stock Price.

     Our revenues, margins and other operating results can fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	the level of demand for semiconductors in general;

•	cycles in the market for semiconductor manufacturing equipment and automation software;

•	the timing, rescheduling, cancellation and size of orders from our customer base;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of our new product announcements and releases and those of our competitors;

•	the mix of products it sells;

•	the timing of any acquisitions and related costs;

•	competitive pricing pressures; and

•	the level of automation required in fab extensions, upgrades and new facilities.

     A portion of our revenues from the factory automation software business depends on achieving project milestones. As a result, our revenue from the factory automation software business is subject to fluctuations depending upon a number of factors, including our ability to achieve project milestones on a timely basis, if at all, as well as the timing and size of projects.

BROOKS-PRI AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Our Stock Price is Volatile.

     The market price of our common stock has fluctuated widely. For example, between July 25, 2002 and August 22, 2002, the price of our common stock rose from approximately $14.15 to $23.80 per share and between August 22, 2002 and September 24, 2002, the price of our common stock dropped from approximately $23.80 to $10.30 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the industry;

•	general economic conditions;

•	low trading volume of our common stock; and

•	the number of firms making a market in our common stock.

     In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.

Provisions of Our Certificate of Incorporation, Bylaws, Contracts and 4.75% Convertible Subordinated Notes Due 2008 May Discourage Takeover Offers and May Limit the Price Investors Would Be Willing to Pay For Our Common Stock.

     Our certificate of incorporation and bylaws contain provisions that may make an acquisition of us more difficult and discourage changes in our management. These provisions could limit the price that investors might be willing to pay for shares of our common stock. In addition, we have adopted a shareholder rights plan. In many potential takeover situations, rights issued under the plan become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock. Because of its possible dilutive effect to a potential acquirer, the rights plan would generally discourage third parties from proposing a merger with or initiating a tender offer for us that is not approved by our board of directors. Accordingly, the rights plan could have an adverse impact on our stockholders who might want to vote in favor of a merger or participate in a tender offer. In addition, we may issue shares of preferred stock upon terms the board of directors deems appropriate without stockholder approval. Our ability to issue preferred stock in such a manner could enable our board of directors to prevent changes in our management or control. Finally, upon a change of control of us, we may be required to repurchase convertible subordinated notes at a price equal to 100% of the principal outstanding amount thereof, plus accrued and unpaid interest, if any, to the date of the repurchase. Such a repurchase of the notes would represent a substantial cash outflow; accordingly, the repayment of the notes upon a change of control could discourage third parties from proposing a merger with, initiating a tender offer for or otherwise attempting to gain control of us.

BROOKS-PRI AUTOMATION, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks’ overall interest exposure at December 31, 2002, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

CURRENCY RATE EXPOSURE

Traditionally, Brooks’ foreign revenues have been generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of Brooks’ international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Brooks’ international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. To the extent Brooks expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Brooks will be exposed to increased risk of currency fluctuation.

BROOKS-PRI AUTOMATION, INC.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Within the 90 day period preceding the filing of this Report, and pursuant to Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and acting chief financial officer (“CFO”) have concluded, subject to the limitations inherent in such controls noted below, that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Limitations Inherent In All Controls. The Company’s management, including the CEO and CFO, recognizes that our disclosure controls and our internal controls (discussed below) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

(c)  Change in Internal Controls. In July 2002, concerns were raised that the Company’s internal processes may not have identified in timely fashion a customer communication affecting the Company’s ability to continue to recognize revenue from a particular transaction. Actions were then implemented beginning in August 2002 to improve the Company’s internal controls regarding customer communications. These included the Company’s former CFO holding meetings with senior management to ensure that they understood the importance of immediately communicating, either in writing or verbally, all material issues that could affect revenue recognition to appropriate financial and legal representatives inside the Company. Additionally, meetings and presentations were prepared and delivered to the Company’s sales personnel in October and November 2002 to educate these employees concerning the importance of bringing all such matters to the immediate attention of the Company’s senior cross-functional management team. Further, the Company has initiated actions to implement a senior cross-functional project review process designed to ensure that all elements of customer programs, including revenue recognition issues, are regularly reviewed at senior levels.

The transaction described above was reported by the Company’s independent auditors to management and the Audit Committee of the Company’s Board of Directors as a material control weakness at the Audit Committee’s meeting held on November 18, 2002.

BROOKS-PRI AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On October 9, 2002, the Company acquired Microtool, Inc., in exchange for cash and 190,000 shares of Company common stock. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

Exhibit No.	Description

10.01	Employment Agreement by and between Brooks-PRI Automation, Inc. and Edward C. Grady, as of January 31, 2003
99.01	Certification of Chief Executive Officer and Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer

     (b)  There were no reports on Form 8-K filed during the quarterly period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS-PRI AUTOMATION, INC.

DATE: February 14, 2003	/s/ Robert J. Therrien Robert J. Therrien Director and Chief Executive Officer (Principal Executive Officer)

DATE: February 14, 2003	/s/ Steven E. Hebert Steven E. Hebert Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer

CERTIFICATIONS

I, Robert J. Therrien, do certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brooks-PRI Automation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert J. Therrien Robert J. Therrien Director and Chief Executive Officer

Date: February 14, 2003

I, Steven E. Hebert, do certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brooks-PRI Automation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steven E. Hebert Steven E. Hebert Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer

Date: February 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.01	Employment Agreement by and between Brooks-PRI Automation, Inc. and Edward C. Grady, as of January 31, 2003
99.01	Certification of Chief Executive Officer and Corporate Controller, Principal Accounting Officer and Acting Principal Financial Officer