Form 10-Q
period 2003-03-31
BROOKS AUTOMATION INC
filed 2003-05-13
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

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

     Brooks-PRI Automation, Inc.
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]  No  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [X]  No  [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 30, 2003:

Common stock, $0.01 par value	36,873,465 shares

BROOKS-PRI AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2003	2002

	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$130,888	$125,297
Marketable securities	13,059	25,353
Accounts receivable, net, including related party receivables of $4 and $68, respectively	73,167	89,150
Inventories	67,355	78,193
Prepaid expenses and other current assets	15,310	15,560

Total current assets	299,779	333,553
Property, plant and equipment
Buildings and land	37,707	37,259
Computer equipment and software	41,585	45,558
Machinery and equipment	18,947	23,658
Furniture and fixtures	10,014	14,706
Leasehold improvements	16,539	25,238
Construction in progress	3,564	13,768

	128,356	160,187
Less: Accumulated depreciation and amortization	(60,353)	(75,395)

	68,003	84,792
Long-term marketable securities	68,986	95,087
Goodwill	108,250	104,156
Intangible assets, net	12,391	14,648
Other assets	10,749	25,261

Total assets	$568,158	$657,497

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$221	$8
Accounts payable	18,551	30,436
Deferred revenue	34,180	29,032
Accrued warranty and retrofit costs	15,468	19,011
Accrued compensation and benefits	17,035	18,171
Accrued retirement benefit	9,899	9,599
Accrued restructuring costs	15,772	18,897
Accrued income taxes payable	14,059	8,488
Accrued expenses and other current liabilities	20,578	23,573

Total current liabilities	145,763	157,215
Long-term debt	175,086	175,177
Accrued long-term restructuring	14,836	14,889
Other long-term liabilities	1,363	1,488

Total liabilities	337,048	348,769

Contingencies (Note 12)
Minority interests	686	493

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 36,851,524 and 36,199,333 shares issued and outstanding at March 31, 2003 and September 30, 2002, respectively	369	362
Additional paid-in capital	1,096,720	1,094,726
Deferred compensation	(6,051)	(13,421)
Accumulated other comprehensive income (loss)	4,547	(8,058)
Accumulated deficit	(865,161)	(765,374)

Total stockholders’ equity	230,424	308,235

Total liabilities, minority interests and stockholders’ equity	$568,158	$657,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

Revenues
Product, including related party revenues of $38 and $82 for the three and six months ended March 31, 2003, respectively, and $469 and $517 for the three and six months ended March 31, 2002, respectively	$65,761	$39,252	$120,760	$78,285
Services	27,203	17,872	57,059	37,021

Total revenues	92,964	57,124	177,819	115,306

Cost of revenues
Product	49,867	25,098	88,548	49,505
Services	18,445	13,175	40,245	26,109

Total cost of revenues	68,312	38,273	128,793	75,614

Gross profit	24,652	18,851	49,026	39,692

Operating expenses
Research and development	19,754	15,441	39,428	29,575
Selling, general and administrative	23,022	19,079	57,128	37,984
Amortization of acquired intangible assets	941	2,556	2,988	6,189
Restructuring and acquisition-related charges	4,728	9	25,824	109

Total operating expenses	48,445	37,085	125,368	73,857

Loss from operations	(23,793)	(18,234)	(76,342)	(34,165)
Interest income	1,093	2,610	2,846	5,454
Interest expense	2,622	2,674	5,195	5,272
Other (income) expense, net	3,323	(92)	16,035	(645)

Loss before income taxes and minority interests	(28,645)	(18,206)	(94,726)	(33,338)
Income tax provision (benefit)	53	(5,567)	4,868	(10,757)

Loss before minority interests	(28,698)	(12,639)	(99,594)	(22,581)
Minority interests in income (loss) of consolidated subsidiaries	103	(63)	193	(120)

Net loss attributable to common stockholders	$(28,801)	$(12,576)	$(99,787)	$(22,461)

Loss per share
Basic and diluted	$(0.79)	$(0.63)	$(2.73)	$(1.12)
Shares used in computing loss per share
Basic and diluted	36,682	20,116	36,521	20,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2003	2002

	(unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(99,787)	$(22,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,621	13,111
Compensation expense related to common stock options	3,473	664
Provision for losses on accounts receivable	509	439
Reserves for excess and obsolete inventories and other inventory adjustments	6,091	1,095
Deferred income taxes	—	(2,822)
Amortization of debt discount and issuance costs	420	394
Minority interests	193	(120)
Loss on disposal of long-lived assets	3,541	103
Impairment of assets	17,604	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	16,310	28,409
Inventories	7,035	6,905
Prepaid expenses and other current assets	256	2,556
Accounts payable	(12,699)	(4,040)
Deferred revenue	5,009	606
Accrued warranty and retrofit costs	(3,543)	(267)
Accrued compensation and benefits	(1,476)	708
Accrued acquisition-related and restructuring costs	(2,800)	(1,790)
Accrued expenses and other current liabilities	2,198	(15,399)

Net cash provided by (used in) operating activities	(36,045)	8,091

Cash flows from investing activities
Purchases of fixed assets	(8,100)	(11,101)
Acquisition of businesses, net of cash acquired	147	(34,439)
Purchases of marketable securities	(19,600)	(30,213)
Sale/maturity of marketable securities	57,995	19,936
Proceeds from sale of long-lived assets	8,212	—
(Increase) decrease in other assets	272	(11,128)

Net cash provided by (used in) investing activities	38,926	(66,945)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(26)	(897)
Issuance of long-term debt	153	—
Proceeds from issuance of common stock, net of issuance costs	1,916	3,983

Net cash provided by financing activities	2,043	3,086

Effects of exchange rate changes on cash and cash equivalents	667	(761)

Net increase (decrease) in cash and cash equivalents	5,591	(56,529)
Cash and cash equivalents, beginning of period	125,297	160,239

Cash and cash equivalents, end of period	$130,888	$103,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

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

The Company has recorded significant losses from operations and has an accumulated deficit of $865.2 million at March 31, 2003. Revenues and operations, excluding the impact of acquisitions, have decreased substantially and net cash outflows from operations have increased significantly as a result of the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the year ended September 30, 2002 and the six months ended March 31, 2003 (see Note 10) to align its cost structures and its revenues. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of operations and net cash flows are inherently difficult. At March 31, 2003, the Company had $212.9 million in cash, cash equivalents and marketable securities, primarily a result of the proceeds raised from the May 2001 sale of $175.0 million of convertible notes due in 2008 and the $220.0 million offering of common stock in May of 2000. The Company believes it has adequate existing resources to fund the Company’s currently planned restructuring activities, working capital requirements and capital expenditures, including development of new products and enhancements to existing products, for at least the next twelve months. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may not be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company has adopted these provisions of FAS 148 in this Form 10-Q.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 has not had any significant impact on the Company’s results of operations or financial position.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

2.	BUSINESS ACQUISITIONS

Microtool, Inc.

On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), a Colorado Springs, Colorado company that provides service diagnostics for the 200mm and 300mm equipment markets. The acquisition of Microtool provides the Company with additional software and services offerings. In consideration, the Company paid $0.5 million cash and issued 170,001 shares of its common stock with a value of $1.7 million, or $9.74 per share, which represents the average closing price of the Company’s stock for two days before and the day of the acquisition. The Company had reserved an additional 19,999 shares to be issued conditionally upon adjustments for finalization of the net tangible assets acquired from the selling stockholders; these shares, valued at $0.2 million, or $9.99 per share, were issued on February 7, 2003. The value of the additional shares represents the average closing price of the Company’s stock for two days before and the day of issuance. The excess of purchase price over fair value of net assets acquired has been recorded as goodwill. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results. A summary of the transaction is as follows (in thousands):

Consideration:
Cash	$500
Common stock	1,856
Transaction costs	202

Total consideration	2,558
Fair value of net tangible assets acquired	545

Excess of fair value over net tangible assets acquired, allocated to goodwill	$2,013

Pro Forma Results of Operations

On May 14, 2002, the Company acquired PRI Automation, Inc. (“PRI”). The following pro forma results of operations for the three and six months ended March 31, 2002 have been prepared as though the acquisition of PRI had occurred as of October 1, 2001. Pro forma results for the Company’s other acquisitions discussed in Note 1 are not presented, as the amounts are not material compared to the Company’s historical results. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of that date or of results of operations that may occur in the future (in thousands except per share data):

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2002	2002

Revenues	$102,807	$215,882
Net loss	$(26,185)	$(46,498)
Loss per share (diluted)	$(0.78)	$(1.39)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

3.	GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2003		September 30, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patents	$7,138	$6,694	$6,793	$6,653
Completed technology	30,313	22,923	29,913	20,910
License agreements	305	305	305	305
Trademarks and trade names	2,532	1,826	2,532	1,628
Non-competition agreements	1,726	1,425	1,726	1,219
Customer relationships	6,517	2,967	6,517	2,423

	$48,531	$36,140	$47,786	$33,138

The Company recorded amortization expense for its amortized intangible assets of $0.9 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively, and $3.0 million and $6.5 million for the six months then ended. Estimated amortization expense on the Company’s intangible assets is as follows (in thousands):

Year ended September 30,
2003	$4,744
2004	$4,259
2005	$4,063
2006	$890
2007	$690

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and December 31, 2002 are as follows (in thousands):

		Factory	Factory
	Equipment	automation	automation
	automation	hardware	software	Other	Total

Balance at September 30, 2002	$24,964	$35,654	$36,700	$6,838	$104,156
Adjustments to goodwill:
Acquisitions	—	1,813	—	—	1,813
Foreign currency translation and other	202	592	99	—	893

Balance at December 31, 2002	25,166	38,059	36,799	6,838	106,862
Adjustments to goodwill:
Purchase accounting adjustments on prior period acquisitions	—	1,277	—	—	1,277
Foreign currency translation and other	—	121	(10)	—	111

Balance at March 31, 2003	$25,166	$39,457	$36,789	$6,838	$108,250

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Purchase accounting adjustments of $1.3 million include $1.4 million for additional shares issued to the selling shareholders of Hermos Informatik GmbH (“Hermos”), $0.2 million for additional shares issued to the selling shareholders of Microtool and $0.3 million of cash received related to the Company’s acquisition of Zygo Corporation’s Automation Systems Group (“Zygo”) as part of the finalization of the purchase prices of these transactions.

4.	LOSS PER SHARE

Options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock totaling approximately 10.8 million shares and 10.9 million shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended March 31, 2003, respectively, as their effect would be anti-dilutive. Options to purchase common stock and assumed conversions totaling approximately 4.4 million shares and 6.1 million shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended March 31, 2002, respectively, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has adopted the disclosure-only provisions of FAS 148, as an amendment of FAS 123. The following pro forma information regarding net loss has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method defined in FAS 123. The fair value of each option grant was estimated on the date of grant; the fair value of each employee stock purchase was estimated on the commencement date of each offering period using the Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

Net loss, as reported	$(28,801)	$(12,576)	$(99,787)	$(22,461)
Add stock-based employee compensation expense included in reported net loss, net of related taxes	897	177	2,084	398
Deduct stock-based compensation expense, net of related taxes	3,047	6,379	6,633	13,095

Pro forma net loss	$(30,951)	$(18,778)	$(104,336)	$(35,158)

Loss per share
Basic and diluted, as reported	$(0.79)	$(0.63)	$(2.73)	$(1.12)
Basic and diluted, pro forma	$(0.84)	$(0.93)	$(2.86)	$(1.76)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

6.	INVESTMENT IN SHINSUNG ENGINEERING CO., LTD

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

In connection with the Company’s ongoing restructuring and consolidation efforts, the Company determined that its strategic manufacturing relationship with Shinsung no longer aligns with the future needs and direction of the Company. As a result, in December 2002, the Company received an offer from Shinsung, and on January 27, 2003, concluded the sale to Shinsung of the warrants for $0.5 million. As a result, the Company wrote down the carrying value of the warrants to $0.5 million as of December 31, 2002, recording an impairment charge of $11.5 million to “Other (income) expense” on the Company’s Consolidated Statement of Operations in that period.

In March 2003, the Company sold the Shinsung common shares for $7.7 million, net of transaction costs. The $3.0 million net loss on the sale of the common shares is included in “Other (income) expense” in the Company’s Consolidated Statements of Operations for both the three and six months ended March 31, 2003.

At September 30, 2002, the fair market values of the Shinsung common shares and warrants were $6.5 million and $7.0 million, respectively. The aggregate fair market value of $13.5 million at September 30, 2002, is reported in “Other assets” in the Company’s Consolidated Balance Sheet as of that date.

7.	COMPREHENSIVE LOSS

Comprehensive loss for the Company is computed as the sum of the Company’s net loss, the change in the cumulative translation adjustment and the unrealized gain (loss) on the Company’s investment in the Shinsung common shares for the period prior to their sale during the second quarter of the current fiscal year. The calculation of the Company’s comprehensive loss for the three and six months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

Net loss	$(28,801)	$(12,576)	$(99,787)	$(22,461)
Change in cumulative translation adjustment	493	(963)	3,326	(4,644)
Unrealized gain (loss) on investment in Shinsung common shares	—	—	1,303	—

	$(28,308)	$(13,539)	$(95,158)	$(27,105)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three primary reportable segments: equipment automation, factory automation hardware and factory automation software.

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

Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), acquired on February 15, 2002, is the only component of “Other”. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). The operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including any impairment of these assets and of goodwill, and acquisition-related and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude acquired intangible assets, goodwill and the Company’s corporate investments in cash equivalents, marketable securities and Shinsung. As a result of the PRI acquisition on May 14, 2002, the Company realigned its segment structure to incorporate the product and service lines acquired from PRI. Accordingly, all prior period segment information has been restated to conform to the new presentation.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	automation	automation
	automation	hardware	software	Other	Total

Three months ended March 31, 2003
Revenues
Product	$46,255	$13,193	$5,432	$881	$65,761
Services	7,131	4,949	15,123	—	27,203

	$53,386	$18,142	$20,555	$881	$92,964

Gross profit	$11,004	$3,446	$10,221	$(19)	$24,652
Operating income (loss)	$3,404	$(16,341)	$(4,377)	$(810)	$(18,124)
Three months ended March 31, 2002
Revenues
Product	$22,092	$12,396	$3,892	$872	$39,252
Services	3,831	306	13,735	—	17,872

	$25,923	$12,702	$17,627	$872	$57,124

Gross profit	$4,646	$4,809	$9,333	$63	$18,851
Operating loss	$(8,507)	$(1,695)	$(5,045)	$(422)	$(15,669)
Six months ended March 31, 2003
Revenues
Product	$76,370	$30,843	$12,061	$1,486	$120,760
Services	13,278	13,834	29,947	—	57,059

	$89,648	$44,677	$42,008	$1,486	$177,819

Gross profit	$17,860	$9,566	$21,554	$46	$49,026
Operating loss	$(13,919)	$(22,251)	$(9,704)	$(1,656)	$(47,530)
Six months ended March 31, 2002
Revenues
Product	$43,779	$22,414	$11,220	$872	$78,285
Services	7,953	2,381	26,687	—	37,021

	$51,732	$24,795	$37,907	$872	$115,306

Gross profit	$11,020	$8,035	$20,574	$63	$39,692
Operating loss	$(16,789)	$(2,539)	$(8,117)	$(422)	$(27,867)
Assets
March 31, 2003	$154,775	$130,407	$17,466	$1,120	$303,768
September 30, 2002	$170,101	$126,267	$35,684	$1,184	$333,236

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A reconciliation of the Company’s reportable segment operating loss to the corresponding consolidated amounts for the three and six month periods ended March 31, 2003 and 2002 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

Segment operating loss	$(18,124)	$(15,669)	$(47,530)	$(27,867)
Amortization of acquired intangible assets	941	2,556	2,988	6,189
Acquisition-related and restructuring charges	4,728	9	25,824	109

Total operating loss	$(23,793)	$(18,234)	$(76,342)	$(34,165)

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2003 and September 30, 2002 is as follows (in thousands):

	March 31,	September 30,
	2003	2002

Segment assets	$303,768	$333,236
Goodwill	108,250	104,156
Acquired intangible assets	12,061	14,648
Investment in Shinsung	—	13,475
Corporate investment in cash equivalents and marketable securities	144,079	191,982

	$568,158	$657,497

Net revenues by geographic area are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

North America	$45,075	$32,138	$90,482	$56,343
Asia/Pacific	30,989	13,627	55,306	31,251
Europe	16,900	11,359	32,031	27,712

	$92,964	$57,124	$177,819	$115,306

9.	SIGNIFICANT CUSTOMERS AND RELATED PARTY INFORMATION

One of the Company’s directors, Joseph R. Martin, is Senior Executive Vice President and Vice Chairman of the Board of Directors of Fairchild Semiconductor International, Inc. (“Fairchild”), one of the Company’s customers. Revenues from Fairchild for the three and six months ended March 31, 2003, were approximately $38,000 and $82,000, respectively. Revenues from Fairchild for the three and six months ended March 31, 2002, were approximately $469,000 and $517,000, respectively. The amounts due from Fairchild included in accounts receivable at March 31, 2003 and September 30, 2002 were approximately $4,000 and $68,000, respectively.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The Company had no customer that accounted for more than 10% of revenues in the three or six months ended March 31, 2003. The Company had one customer that accounted for more than 10% of revenues in the three and six month periods ended March 31, 2002. Revenues from this customer comprised 12.0% and 10.9% of revenues in the three and six months ended March 31, 2002, respectively.

Related party amounts included in accounts receivable are on standard terms and manner of settlement.

10.	RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

Fiscal 2003 Restructuring

Based on current estimates of its near term future revenues and operating costs, the Company announced in March 2003, plans to take additional workforce reduction actions to further reduce costs. Accordingly, $5.9 million of restructuring charges were recorded in the three months ended March 31, 2003, consisting of $5.2 million for these workforce reductions approximating 250 employees and $0.7 million related to three facilities to be abandoned. These amounts are reflected as a component of “Acquisition-related and restructuring charges” in the Company’s Consolidated Statements of Operations for the three and six months ended March 31, 2003.

On January 1, 2003, the Company adopted the provisions of FAS 146, effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 changed the timing of recording restructure charges from the commitment date to when the liability is incurred. As a result, the Company recorded restructure charges only for those liabilities incurred as of March 31, 2003, and is accruing the balance of restructure charges for planned actions through the dates when the respective liabilities will be incurred. Accordingly, the Company estimates that additional restructure charges related to these actions aggregating $1.8 million relating to workforce reductions will be recorded in subsequent periods on an individual pro rata basis through February 2004. The restructure charges of $5.9 million for the three months ended March 31, 2003, and the expected future costs for these initiatives are attributable to the Company’s reportable segments as follows (in thousands):

	Expense
	for the	Expected to be
	three months	expensed	Total
	ended	in future	expected
	March 31, 2003	periods	expense

Equipment automation	$3,257	$1,007	$4,264
Factory automation hardware	1,431	420	1,851
Factory automation software	1,110	373	1,483
Other	78	—	78

	$5,876	$1,800	$7,676

The Company expects the severance costs associated with these actions, totaling $7.0 million, will be paid within one year. The facilities costs, totaling $0.7 million, will be paid as follows (in thousands): $0.5 million in the year ended March 31, 2004 and $0.2 million in the year ended March 31, 2005.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

In December 2002, the Company had announced plans to take additional and significant cost reduction actions. Accordingly, a charge of $19.1 million was recorded for these actions. Of this amount, $12.4 million related to workforce reductions of approximately 400 employees, expected to be paid in fiscal 2003 and $0.6 million related to the consolidation of several of the Company’s facilities, expected to be paid over the next six months. In addition, the write-off of $6.1 million of capitalized costs related to cancelled internal systems application infrastructure programs was recorded. A portion of these actions has been implemented in the first quarter of fiscal 2003. The Company anticipates additional cost reduction initiatives will be implemented through the remainder of fiscal year 2003 in its continuing efforts to align costs with revenues.

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

Fiscal 2001 Restructuring

On September 5, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the semiconductor industry. Remaining costs of $0.5 million and $1.0 million are expected to be paid in fiscal 2003 and in the subsequent years, respectively.

Restructuring Activity

As of March 31, 2003, approximately 1,300 employees had been terminated and 17 facilities had been consolidated into other existing Brooks facilities in connection with the restructuring plans described above. At March 31, 2003, the long-term portion of the Company’s accrued restructuring costs was $14.8 million, and relates to payments on abandoned facilities with leases that expire through September 2011. The

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

activity for the three months ended March 31, 2003 and December 31, 2002, related to the Company’s restructuring accruals described above is summarized below (in thousands):

	Activity – Three Months Ended March 31, 2003

	Balance	New			Balance
	December 31,	Initiatives			March 31,
	2002	Expense	Utilization	Reversals	2003

Facilities	$18,402	$716	$(2,494)	$—	$16,624
Workforce-related	16,504	5,160	(7,737)	(1,077)	12,850
Other	1,292	—	(158)	—	1,134

	$36,198	$5,876	$(10,389)	$(1,077)	$30,608

	Activity – Three Months Ended December 31, 2002

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2002	Expense	Utilization	2002

Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,354)	16,504
Other	1,329	—	(37)	1,292

	$33,786	$13,018	$(10,606)	$36,198

Adjustments to Restructuring Accruals

Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the three months ended March 31, 2003, the Company identified $1.1 million of excess accruals associated with headcount reduction plans previously announced and implemented. The final costs associated with these actions were lower than originally anticipated and accrued. As a result, the excess accruals for these actions were reversed, with a corresponding reduction to restructuring expense.

Acquisition-related Charges

Acquisition-related charges of $2.0 million for both the three and six months ended March 31, 2003, are primarily comprised of legal, relocation and consulting costs to integrate the PRI entities and employees into the Company, as well as legal fees for consolidating acquired entities into existing Brooks entities. Acquisition-related charges of $0.1 million for both the three and six months ended March 31, 2002, primarily relate to legal and accounting fees incurred for the acquisition of Progressive Technologies, Inc. (“PTI”) on July 12, 2001, which the Company had accounted for as a pooling of interests transaction.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

11.	OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2003	2002

Accounts receivable	$79,843	$95,127
Less allowances	6,676	5,977

	$73,167	$89,150

Inventories
Raw materials and purchased parts	$35,829	$56,050
Work-in-process	13,748	15,334
Finished goods	17,778	6,809

	$67,355	$78,193

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty and retrofit liability would be required. Product warranty and retrofit activity for the three months ended December 31, 2002 and March 31, 2003, is as follows (in thousands):

Balance September 30, 2002	$19,011
Accruals for warranties during the period	589
Settlements made during the period	(763)

Balance December 31, 2002	18,837
Accruals for warranties during the period	109
Settlements made during the period	(3,478)

Balance March 31, 2003	$15,468

12.	CONTINGENCIES

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

OVERVIEW

Brooks is a leading supplier of integrated tool and factory automation solutions for the global semiconductor and related industries, such as the data storage and flat panel display manufacturing industries and other precision electronics manufacturing industries. Beginning in 1998, the Company began a program to diversify its product portfolio through research and development, investment and acquisitions. During the period from 1998 through October 2002, the Company acquired companies in the United States and other countries. The Company’s offerings have grown from individual robots used to transfer semiconductor wafers in advanced production equipment to fully integrated automation solutions that control the movement and management of wafers and reticles in a wafer fabrication factory.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

ACQUISITIONS

On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), located in Colorado Springs, Colorado. Microtool provides automation metrology for the 200mm and 300mm markets. The acquisition was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statement of Operations for the three and six months ended March 31, 2003 and the Company’s Consolidated Statement of Cash Flows for the six months then ended include the results of Microtool for the period subsequent to its acquisition.

RELATED PARTIES

One of the Company’s directors, Joseph R. Martin, is Senior Executive Vice President and Vice Chairman of the Board of Directors of Fairchild Semiconductor International, Inc. (“Fairchild”), one of the Company’s customers. Revenues from Fairchild for the three and six months ended March 31, 2003, were approximately $38,000 and $82,000, respectively. Revenues from Fairchild for the three and six months ended March 31, 2002, were approximately $469,000 and $517,000, respectively. The amounts due from Fairchild included in accounts receivable at March 31, 2003 and September 30, 2002 were approximately $4,000 and $68,000, respectively.

RESTRUCTURING

Fiscal 2003 Restructuring

Based on current estimates of its near term future revenues and operating costs, the Company announced in March 2003, plans to take additional workforce reduction actions to further reduce costs. Accordingly, $5.9 million of restructuring charges were recorded in the three months ended March 31, 2003, consisting of $5.2 million for these workforce reductions approximating 250 employees and $0.7 million related to three facilities to be abandoned. These amounts are reflected as a component of “Acquisition-related and restructuring charges” in the Company’s Consolidated Statements of Operations for the three and six months ended March 31, 2003.

On January 1, 2003, the Company adopted the provisions of FAS 146, effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 changed the timing of recording restructure charges from the commitment date to when the liability is incurred. As a result, the Company recorded restructure charges only for those liabilities incurred as of March 31, 2003, and is accruing the balance of restructure charges for planned actions through the dates when the respective liabilities will be incurred. Accordingly, the Company estimates that additional restructure charges related to these actions aggregating $1.8 million relating to workforce reductions will be recorded in subsequent periods on an individual pro rata basis through February 2004. The restructure charges of $5.9 million for the three months ended March 31, 2003,

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

and the expected future costs for these initiatives are attributable to the Company’s reportable segments as follows (in thousands):

	Expense
	for the	Expected to
	three months	be expensed	Total
	ended	in future	expected
	March 31, 2003	periods	expense

Equipment automation	$3,257	$1,007	$4,264
Factory automation hardware	1,431	420	1,851
Factory automation software	1,110	373	1,483
Other	78	—	78

	$5,876	$1,800	$7,676

The Company expects the severance costs associated with these actions, totaling $7.0 million, will be paid within one year. The facilities costs, totaling $0.7 million, will be paid as follows (in thousands): $0.5 million in the year ended March 31, 2004 and $0.2 million in the year ended March 31, 2005.

In December 2002, the Company had announced plans to take additional and significant cost reduction actions. Accordingly, a charge of $19.1 million was recorded for these actions. Of this amount, $12.4 million related to workforce reductions of approximately 400 employees, expected to be paid in fiscal 2003 and $0.6 million related to the consolidation of several of the Company’s facilities, expected to be paid over the next six months. In addition, the write-off of $6.1 million of capitalized costs related to cancelled internal systems application infrastructure programs was recorded. A portion of these actions has been implemented in the first quarter of fiscal 2003. The Company anticipates additional cost reduction initiatives will be implemented through the remainder of fiscal year 2003 in its continuing efforts to align costs with revenues.

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

As part of the plan to integrate the PRI Automation, Inc. (“PRI”) acquisition, certain sales, technical support and administrative functions were combined and headcount and related costs reduced. Accordingly, during the third quarter of fiscal 2002, the Company recorded $2.8 million of restructuring charges, comprised of $1.3 million for workforce reduction-related costs for existing Brooks employees, $0.4 million related to excess existing Brooks facilities and $1.1 million of other restructuring costs.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Restructuring costs of $13.5 million for former PRI employees, $11.1 million for PRI facilities and $2.3 million for other costs were accrued as part of the purchase accounting for the PRI acquisition, relating to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel.

Fiscal 2001 Restructuring

On September 5, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the semiconductor industry. Remaining costs of $0.5 million and $1.0 million are expected to be paid in fiscal 2003 and in the subsequent years, respectively.

Restructuring Activity

As of March 31, 2003, approximately 1,300 employees had been terminated and 17 facilities had been consolidated into other existing Brooks facilities in connection with the restructuring plans described above. At March 31, 2003, the long-term portion of the Company’s accrued restructuring costs was $14.8 million, and relates to payments on abandoned facilities with leases that expire through September 2011. The activity for the three months ended March 31, 2003 and December 31, 2002, related to the Company’s restructuring accruals described above is summarized below (in thousands):

	Activity – Three Months Ended March 31, 2003

	Balance	New			Balance
	December 31,	Initiatives			March 31,
	2002	Expense	Utilization	Reversals	2003

Facilities	$18,402	$716	$(2,494)	$—	$16,624
Workforce-related	16,504	5,160	(7,737)	(1,077)	12,850
Other	1,292	—	(158)	—	1,134

	$36,198	$5,876	$(10,389)	$(1,077)	$30,608

	Activity – Three Months Ended December 31, 2002

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2002	Expense	Utilization	2002

Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,354)	16,504
Other	1,329	—	(37)	1,292

	$33,786	$13,018	$(10,606)	$36,198

Adjustments to Restructuring Accruals

Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the three months ended March 31, 2003, the Company identified $1.1 million of excess accruals associated with headcount reduction plans previously announced and implemented. The final costs associated with these actions were lower than originally anticipated and accrued. As a result, the excess accruals for these actions were reversed, with a corresponding reduction to restructuring expense.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Acquisition-related Charges

Acquisition-related charges of $2.0 million for both the three and six months ended March 31, 2003, are primarily comprised of legal, relocation and consulting costs to integrate the PRI entities and employees into the Company, as well as legal fees for consolidating acquired entities into existing Brooks entities. Acquisition-related charges of $0.1 million for both the three and six months ended March 31, 2002, primarily relate to legal and accounting fees incurred for the acquisition of Progressive Technologies, Inc. (“PTI”) on July 12, 2001, which the Company had accounted for as a pooling of interests transaction.

THREE AND SIX MONTHS ENDED MARCH 31, 2003,
COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2002

Revenues

The Company reported revenues of $92.9 million in the three months ended March 31, 2003, compared to $57.1 million in the same prior year period. The Company’s revenues for the six months ended March 31, 2003, were $177.8 million, compared to $115.3 million in the same prior year period. The increase in both the three and six month periods compared to the same prior year periods is primarily attributable to the Company’s acquisition of PRI, as well as Zygo Corporation Automation Systems Group (“Zygo”), Tec-Sem A.G. (“Tec-Sem”), Hermos Informatik GmbH (“Hermos”) and Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”).

The Company’s equipment automation segment reported revenues of $53.4 million in the three months ended March 31, 2003, more than twice its revenues of $25.9 million in the comparable prior year period. The segment’s revenues for the six months ended March 31, 2003, were $89.6 million, an increase of 73.3% from the comparable prior year period. The Company’s factory automation hardware segment’s revenues increased 42.8%, to $18.1 million and 80.2%, to $44.7 million, in the three and six months ended March 31, 2003, respectively, from the same prior year periods. The Company’s factory automation software segment reported revenue increases of 16.6% and 10.8%, to $20.6 million and $42.0 million, in the three and six months ended March 31, 2003, respectively, compared to the same prior year periods. The increases in revenues are primarily attributable to the Company’s acquisitions.

Product revenues increased 67.5%, to $65.8 million in the three months ended March 31, 2003, from $39.3 million in the same prior year period. Product revenues for the six months ended March 31, 2003, were $120.8 million, a 54.3% increase from the $78.3 million of product revenues reported in the comparable prior year period. Service revenues for the three months ended March 31, 2003 were $27.2 million, an increase of $9.3 million, or 52.2%, from the three months ended March 31, 2002. Service revenues for the six months ended March 31, 2003 increased $20.0 million, or 54.1%, to $57.1 million, from the same prior year period. The increase in revenues in both the three and six months ended March 31, 2003, from the comparable prior year periods is primarily attributable to acquisitions.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Foreign revenues were $47.9 million, or 51.5% of revenues, and $87.4 million, or 49.1% of revenues, in the three and six months ended March 31, 2003, respectively. Foreign revenues in the three and six months ended March 31, 2002 were $25.3 million, or 44.2% of revenues, and $59.3 million, or 51.4% of revenues, respectively. The Company’s acquisition of PRI, primarily located in the United States, has contributed to the increase in sales in the United States both as a percentage of sales and in absolute dollars, while the Company’s expanded global presence through acquisitions and expanded sales and marketing activities has enabled international sales to remain a significant portion of total revenues. The Company expects that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues may not be indicative of future international revenues.

Gross Margin

Gross margin decreased to 26.5% for the three months ended March 31, 2003, compared to 33.0% in the same prior year period, and to 27.6% in the six months ended March 31, 2003, compared to 34.4% in the same prior year period. The decrease is primarily attributable to excess manufacturing capacity and competitive pricing pressure related to the downturn that continues to affect the semiconductor industry, coupled with charges aggregating $5.9 million, or 6.4% of revenues, and $8.0 million, or 4.5% of revenues, in the three and six months ended March 31, 2003, respectively, as well as the historically lower margin rates of several of the Company’s fiscal 2002 acquisitions. These charges were incurred as part of the Company’s continuing actions to realign its businesses during the ongoing industry downturn, and include $4.6 million and $5.5 million for inventory writedowns, $0.3 million and $0.9 million of deferred compensation costs related to stock options granted to employees of acquired companies and retention costs and $1.0 million and $1.6 million for accelerated depreciation on assets related to abandoned facilities. The Company’s underabsorption of costs due to excess manufacturing capacity continues to exert downward pressure on gross margins.

The Company’s equipment automation segment gross margin increased to 20.6% in the three months ended March 31, 2003, from 17.9% in the same prior year period. Gross margin for the equipment automation segment decreased in the six months ended March 31, 2003, to 19.9%, compared to 21.3% in the same prior year period. The decrease in the six months ended March 31, 2003 is attributable to the acquisition of lower-margin businesses in the second half of fiscal 2002 and additional inventory writedowns, while the increase in the three months ended March 31, 2003, reflects the impact of the Company’s plant consolidation and other cost reduction measures. Gross margin for the Company’s factory automation hardware segment decreased to 19.0% and 21.4% in the three and six months ended March 31, 2003, respectively, from 37.9% and 32.4% in the same prior year periods. The decrease is in part a result of lower margin hardware sales comprising a higher percentage of the segment’s business, coupled with the historically lower margin rates of the Company’s recently acquired businesses. The Company’s factory automation software segment’s gross margin for the three and six months ended March 31, 2003, decreased to 49.7% and 51.3%, respectively, compared to 52.9% and 54.3% in the same prior year periods. The change is primarily due to unfavorable product mix shifts between license and service revenues.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Gross margin on product revenues was 24.2% and 26.7% for the three and six months ended March 31, 2003, respectively, a decrease from 36.1% and 36.8% in the same prior year periods. The decrease in both current year periods is primarily attributable to the effects of the continuing downturn in the semiconductor industry, causing lower absorption of manufacturing fixed costs, coupled with the charges discussed above aggregating $5.9 million, or 9.0% of product revenues, and $8.0 million, or 6.6% of product revenues, in the three and six months ended March 31, 2003, respectively. These costs were partially offset by cost savings from the consolidation of the Company’s manufacturing facilities.

Gross margin on service revenues increased to 32.2% for the three months ended March 31, 2003, compared to 26.3% for the same prior year period. Gross margin on service revenues for both of the six month periods ended March 31, 2003 and 2002, was 29.5%. The improved performance in the current fiscal year is primarily attributable to changes in the Company’s service revenue mix, coupled with the impact of the Company’s cost reduction initiatives.

Research and Development

Research and development expenses for the three months ended March 31, 2003, were $19.7 million, an increase of $4.3 million, compared to $15.4 million in the three months ended March 31, 2002. Research and development expenses for the six months ended March 31, 2003 also increased, to $39.4 million, $9.8 million higher than the $29.6 million reported in the same prior year period. The increase in research and development expenses is primarily attributable to the Company’s recent acquisitions, coupled with $0.3 million and $0.5 million of accelerated depreciation on assets related to abandoned facilities and $0.4 million and $1.1 million of deferred compensation costs related to stock options granted to employees of acquired employees in the three and six months ended March 31, 2003, respectively. However, research and development expenses as a percentage of revenues decreased in both the three and six month periods ended March 31, 2003, to 21.2% and 22.2%, respectively, compared to 27.0% and 25.7% in the same prior year periods. The decrease in spending as a percentage of total revenues is primarily attributable to the Company’s ongoing cost reduction actions. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries. These investments will be focused on those research and development projects that are most consistent with its business realignment currently in progress.

Selling, General and Administrative

Selling, general and administrative expenses were $23.0 million for the three months ended March 31, 2003, an increase of $3.9 million, compared to $19.1 million for the same prior year period. Selling, general and administrative expenses for the six months ended March 31, 2003 were $57.1 million, an increase of $19.1 million, from $38.0 million in the same prior year period. The increase in selling, general and administrative expenses in both the three and six month periods ended March 31, 2003, is partially attributable to the Company’s recent acquisitions, coupled with $0.1 million and $7.3 million, respectively, of accelerated depreciation associated with the Company’s restructuring plans for facilities consolidation and $0.7 million and $1.6 million, respectively, of deferred compensation costs related to stock options granted to employees of acquired companies. Despite the increase in selling, general and administrative expenses in the current fiscal year periods, these expenses decreased as a percentage of revenues in both the three and six month periods ended March 31, 2003, compared to the same prior year periods. The decrease in spending as a percentage of revenues in both current year periods is primarily attributable to the Company’s ongoing cost reduction actions, coupled with higher level revenues against which these costs were measured. The Company expects that the planned implementation of its recently announced restructuring actions will reduce selling, general and administrative expense in subsequent periods.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Amortization of Acquired Intangible Assets

Amortization expense for acquired intangible assets totaled $0.9 million and $3.0 million in the three and six months ended March 31, 2003, respectively. Amortization expense for acquired intangible assets was $2.6 million and $6.2 million in the three and six months ended March 31, 2002, respectively. The reduction in amortization of acquired intangible assets is attributable to the writedown of the carrying value of these assets at September 30, 2002 as a result of the Company’s impairment of intangible assets.

Interest Income and Expense

Interest income decreased by $1.5 million, to $1.1 million, in the three months ended March 31, 2003, and by $2.6 million, to $2.8 million, in the six months then ended, compared to the same prior year periods. The decrease in both the three and six month periods is primarily a result of lower interest rates coupled with lower balances available for investment. Interest expense of $2.6 million and $5.2 million in the three and six months ended March 31, 2003, respectively, is primarily attributable to interest on the Company’s Convertible Subordinated Notes. Interest expense of $2.7 million and $5.3 million in the three and six months ended March 31, 2002, respectively, is primarily comprised of $2.3 million and $4.6 million related to the Company’s Convertible Subordinated Notes and imputed interest expense on the notes payable related to the Company’s recent acquisitions of the e-Diagnostics product line and SimCon, aggregating $0.2 million and $0.4 million.

Other (Income) Expense

In connection with the Company’s ongoing restructuring and consolidation efforts, the Company determined that its strategic manufacturing relationship with Shinsung no longer aligns with the future needs and direction of the Company. As a result, in December 2002, the Company received an offer from Shinsung, and on January 27, 2003, concluded the sale to Shinsung of the warrants for $0.5 million. As a result, the Company wrote down the carrying value of the warrants to $0.5 million as of December 31, 2002, recording an impairment charge of $11.5 million to “Other (income) expense” on the Company’s Consolidated Statement of Operations in that period.

In March 2003, the Company sold the Shinsung common shares for $7.7 million, net of transaction costs. The $3.0 million net loss on the sale of the common shares is included in “Other (income) expense” in the Company’s Consolidated Statements of Operations for both the three and six months ended March 31, 2003.

At September 30, 2002, the fair market values of the Shinsung common shares and warrants were $6.5 million and $7.0 million, respectively. The aggregate fair market value of $13.5 million at September 30, 2002, is reported in “Other assets” in the Company’s Consolidated Balance Sheet as of that date.

Income Tax Provision

The Company recorded a net income tax provision of $4.9 million in the six months ended March 31, 2003, compared to a net income tax benefit of $10.8 million in the same prior year period. The tax provision in the current year period is attributable to foreign and withholding taxes. Federal and state taxes have not been benefited in the six months ended March 31, 2003, as the Company believes it is more likely than not that future net tax benefits from accumulated net operating losses and deferred taxes will not be realized. The tax benefit in the prior year period is attributable to the loss in that period.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company has recorded significant losses from operations and has an accumulated deficit of $865.2 million at March 31, 2003. Revenues have increased from the prior year period primarily as a result of acquisitions completed since that period. Net cash outflows from operations have increased significantly as a result of these acquisitions, primarily for acquired fixed costs, and the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the period from October 1, 2001 through March 31, 2003, to align its cost structures and its revenues. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of revenues, results of operations and net cash flows are inherently difficult.

At March 31, 2003, the Company had cash, cash equivalents and marketable securities aggregating $212.9 million. This amount was comprised of $130.9 million of cash and cash equivalents, $13.1 million of investments in short-term marketable securities and $68.9 million of investments in long-term marketable securities.

At September 30, 2002, the Company had cash, cash equivalents and marketable securities aggregating $245.7 million. This amount was comprised of $125.3 million of cash and cash equivalents, $25.3 million of investments in short-term marketable securities and $95.1 million of investments in long-term marketable securities.

Cash and cash equivalents were $130.9 million at March 31, 2003, an increase of $5.6 million from September 30, 2002. This increase in cash and cash equivalents is primarily due to cash provided by investing and financing activities of $38.9 million and $2.0 million, respectively, partially offset by $36.0 million of cash used in operations.

Cash used in operations was $36.0 million for the six months ended March 31, 2003, and is primarily attributable to the Company’s net loss of $99.8 million, which includes acquisition-related and restructuring expense of $25.8 million, non-cash impairments of assets aggregating $17.6 million and depreciation and amortization of $21.6 million. The Company used $12.7 million and $21.0 million for accounts payable and restructuring payments, respectively. These amounts were partially offset by $16.3 million of cash provided by the reduction of the Company’s accounts receivable.

Cash provided by investing activities was $38.9 million for the six months ended March 31, 2003, and is principally comprised of proceeds from the net sales and maturities of marketable securities aggregating $58.0 million, cash received for the sale of the Shinsung common shares and warrants totaling $8.2 million and cash received in settlement of the final purchase prices of Hermos and Zygo aggregating $0.9 million. These proceeds were used to fund operating losses. These amounts were partially offset by cash consideration and transaction costs totaling $0.7 million related to the acquisition of Microtool and $8.1 million of capital additions.

Cash provided by financing activities for the six months ended March 31, 2003, was comprised of $1.9 million of cash from the sale of common stock through the Company’s employee stock purchase program, $0.2 million of long-term debt issued in relation to the Company’s acquisition of software products and $8,000 from the exercise of options to purchase the Company’s common stock, partially offset by $26,000 for the payment of long-term debt.

BROOKS AUTOMATION, INC.
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

On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1, of each year. The Company made its first interest payment on December 1, 2001. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of the Company’s common stock reaches certain prices. Holders of the notes do not have the unconditional right to require the Company to repurchase the notes. However, they may require the Company to repurchase the notes upon a change in control of the Company in certain specific circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company’s common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company’s senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

The Company had a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. (“ABN AMRO”), which expired on May 31, 2002. Accordingly, ABN AMRO will not extend loans or issue additional letters of credit. At March 31, 2003, the Company had $1.1 million remaining in outstanding letters of credit under this facility.

While the Company has no significant capital commitments, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company’s contractual obligations consist of the following (in thousands):

		Less than	One to three	Four to five
	Total	one year	years	years	Thereafter

Contractual obligations
Operating leases – continuing	$22,080	$4,443	$6,922	$4,581	$6,134
Operating leases – exited facilities	36,271	7,758	10,970	7,566	9,977
Debt	175,307	221	78	8	175,000
Interest on convertible subordinated notes	45,719	8,313	16,625	16,625	4,156

Total contractual obligations	$279,377	$20,735	$34,595	$28,780	$195,267

The table does not include an accrual of $9.9 million related to the projected retirement benefit to be paid to the Company’s chief executive officer under his current employment agreement. The projected amount payable is due immediately upon his retirement; however, his retirement date is not determinable at this time. His current employment agreement will expire on October 1, 2005.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

The Company believes that its existing resources will be adequate to fund the Company’s currently planned working capital and capital expenditure requirements for at least the next twelve months. However, the Company used $36.0 million to fund its operations in the six months ended March 31, 2003, and $55.7 million to fund its operations in fiscal 2002, and the cyclical nature of the semiconductor industry makes it very difficult for the Company to predict future liquidity requirements with certainty. Accordingly, over the longer term it is important that the restructuring programs described above succeed in aligning costs with revenues. In addition, the Company may experience unforeseen capital needs in connection with its recently completed acquisitions. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund its expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may not be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company has adopted these provisions of FAS 148 in this Form 10-Q.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 has not had any significant impact on the Company’s results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below and set forth in greater detail in our Report on Form 10-K filed with the Securities and Exchange Commission on December 30, 2002, which is incorporated by reference in the following discussion. These are risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline.

Risk Factors Relating to Our Industry

•	The cyclical demand of semiconductor manufacturers affects our operating results and the ongoing downturn in the industry could seriously harm our operating results

•	Industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers

•	Our future operations could be harmed if the commercial adoption of 300mm wafer technology continues to progress slowly or is halted

Risk Factors Relating to Our Operations

•	Our business could be harmed if we fail to adequately integrate the operations of the business that we acquired

•	Our sales volume substantially depends on the sales volume of our original equipment manufacturer customers and on investment in major capital expansion programs by end-user semiconductor manufacturing companies

•	Demand for our products fluctuates rapidly and unpredictably, which makes it difficult to manage our business efficiently and can reduce our gross margins and profitability

•	We rely on a relatively limited number of customers for a large portion of our revenues and business

•	Delays in or cancellation of shipments or customer acceptance of a few of our large orders could substantially decrease our revenues or reduce our stock price

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

•	We do not have long-term contracts with our customers and our customers may cease purchasing our products at any time

•	Our systems integration services business has grown significantly recently and poor execution of those services could adversely impact our operating results

•	Our lengthy sales cycle requires us to incur significant expenses with no assurance that we will generate revenue

•	Our operating results would be harmed if one of our key suppliers fails to deliver components for our products

•	The possibility of war or other hostilities affects demand for our products and could affect other aspects of our business

•	The spread of SARS, especially in Asian nations, could affect demand for our products and other aspects of our business

•	As a result of our acquisition of PRI, we are becoming increasingly dependent on subcontractors and one or a few suppliers for some components and manufacturing processes

•	We may experience delays and technical difficulties in new product introductions and manufacturing, which can adversely affect our revenues, gross margins and net income

•	We may have difficulty managing operations

•	We may be unable to retain necessary personnel because of intense competition for highly skilled personnel

•	Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments

•	We must continually improve our technology to remain competitive

•	We face significant competition which could result in decreased demand for our products or services

•	Much of our success and value lies in our ownership and use of intellectual property, and our failure to protect that property could adversely affect our future operations

•	Our operations could infringe on the intellectual property rights of others

•	Our business may be harmed by infringement claims of general signal or applied materials

•	Our business may be harmed by infringement claims of Asyst Technologies, Inc.

•	Our software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs

Risk Factor Relating to Our Common Stock

•	Our operating results fluctuate significantly, which could negatively impact our business and our stock price

•	Our stock price is volatile

•	Provisions of our Certificate of Incorporation, Bylaws, Contracts and 4.75% Convertible Subordinated Notes due 2008 may discourage takeover offers and may limit the price investors would be willing to pay for our common stock

BROOKS AUTOMATION, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks’ overall interest exposure at March 31, 2003, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

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

(c)  Change in Internal Controls. The Company is presently engaged in a broad review of its internal control procedures in anticipation of the need for the Company’s independent auditors to certify as to the adequacy of those controls in connection with the filing of the Company’s Report on Form 10-K to be filed for the current fiscal year.

BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 26, 2003, at which the stockholders voted on whether to (i) elect directors to the Company’s board of directors for terms of office expiring at the 2004 Annual Meeting of Stockholders; (ii) approve a stock option exchange program; (iii) approve an amendment to the Company’s 1993 Nonemployee Director Stock Option Plan to extend the duration of the plan; and (iv) approve an amendment to the Company’s Certificate of Incorporation to change the name of the Company back to “Brooks Automation, Inc.” The Company’s stockholders voted on these matters as follows:

(i)	to adopt the proposal to elect the following directors:

Robert J. Therrien, with 31,475,172 shares voting for and 1,711,243 shares withheld;

Roger D. Emerick with 31,149,592 shares voting for and 2,036,823 shares withheld;

Amin J. Khoury with 31,132,284 shares voting for and 2,054,131 shares withheld;

Juergen Giessmann with 31,481,651 shares voting for and 1,704,764 shares withheld;

Joseph R. Martin with 31,137,512 shares voting for and 2,048,903 shares withheld;

Kenneth M. Thompson with 31,477,261 shares voting for and 1,709,154 shares withheld; and

in each case, there were no shares abstaining and no broker non-voting shares cast;

(ii)	to adopt the proposal to approve a stock option exchange program with 26,903,310 shares voting for, 5,765,606 shares voting against and 517,499 shares abstaining;

(iii)	against adoption of the proposal to amend the Company’s 1993 Nonemployee Director Stock Option Plan with 15,532,304 shares voting for, 17,278,747 shares voting against and 375,364 shares abstaining; and

(iv)	to adopt the proposal to amend the Company’s Certificate of Incorporation with 32,457,208 shares voting for, 703,461 shares voting against and 25,746 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

Exhibit No.	Description

3.01	Certificate of Incorporation, as amended, of the Company

3.02	Bylaws of the Company, as amended

10.01	Employment Agreement by and between Brooks Automation, Inc. and Robert W. Woodbury, Jr., as of February 26, 2003

99.01	Certification of Chief Executive Officer and Chief Financial Officer

(b)	The following report on Form 8-K was filed during the quarterly period ended March 31, 2003:

(1)	Current Report on Form 8-K, filed on January 24, 2003, relating to the Company’s acquisition of PRI Automation, Inc. The following unaudited pro forma financial information giving effect to the acquisition of PRI Automation, Inc. as if the transaction had occurred on October 1, 2001 for purposes of the statement of operations was filed with the Form 8-K:

–	Unaudited Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 2002

–	Notes to Unaudited Pro Forma Combined Condensed Statement of Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: May 12, 2003	/s/ Robert J. Therrien

Robert J. Therrien
Director and Chief Executive Officer
(Principal Executive Officer)

DATE: May 12, 2003	/s/ Robert W. Woodbury, Jr.

Robert W. Woodbury, Jr.
Senior Vice President and
Chief Financial Officer

CERTIFICATIONS

I, Robert J. Therrien, do certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brooks Automation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ Robert J. Therrien

Robert J. Therrien Director and Chief Executive Officer

Date: May 12, 2003

I, Robert W. Woodbury, Jr., do certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brooks Automation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ Robert W. Woodbury, Jr.

Robert W. Woodbury, Jr. Senior Vice President and Chief Financial Officer

Date: May 12, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.01	Certificate of Incorporation, as amended, of the Company

3.02	Bylaws of the Company, as amended

10.01	Employment Agreement by and between Brooks Automation, Inc. and Robert W. Woodbury, Jr., as of February 26, 2003

99.01	Certification of Chief Executive Officer and Chief Financial Officer