Form 10-Q
period 2003-06-30
BROOKS AUTOMATION INC
filed 2003-08-11
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

Yes   X  No   __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No   __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, August 1, 2003:

     Common stock, $0.01 par value                                                                                           37,078,798 shares

BROOKS AUTOMATION, INC.

INDEX

		PAGE NUMBER

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and September 30, 2002	3
	Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	37
Signatures		38
Certifications

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$137,713	$125,297
Marketable securities	2,077	25,353
Accounts receivable, net	67,477	89,150
Inventories	58,179	78,193
Prepaid expenses and other current assets	14,657	15,560

Total current assets	280,103	333,553
Property, plant and equipment
Buildings and land	38,830	37,259
Computer equipment and software	43,366	45,558
Machinery and equipment	20,293	23,658
Furniture and fixtures	12,450	14,706
Leasehold improvements	24,742	25,238
Construction in progress	601	13,768

	140,282	160,187
Less: Accumulated depreciation and amortization	(72,586)	(75,395)

	67,696	84,792
Long-term marketable securities	69,856	95,087
Goodwill	108,720	104,156
Intangible assets, net	11,548	14,648
Other assets	9,793	25,261

Total assets	$547,716	$657,497

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$98	$8
Accounts payable	22,566	30,436
Deferred revenue	38,394	29,032
Accrued warranty and retrofit costs	13,405	19,011
Accrued compensation and benefits	16,903	18,171
Accrued retirement benefit	9,899	9,599
Accrued restructuring costs	14,829	18,897
Accrued income taxes payable	10,447	8,488
Accrued expenses and other current liabilities	16,083	23,573

Total current liabilities	142,624	157,215
Long-term debt	175,064	175,177
Accrued long-term restructuring	21,753	14,889
Other long-term liabilities	1,412	1,488

Total liabilities	340,853	348,769

Contingencies (Note 11)
Minority interests	704	493

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 37,046,317 and 36,199,333 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	370	362
Additional paid-in capital	1,098,322	1,094,726
Deferred compensation	(2,161)	(13,421)
Accumulated other comprehensive income (loss)	11,223	(8,058)
Accumulated deficit	(901,595)	(765,374)

Total stockholders’ equity	206,159	308,235

Total liabilities, minority interests and stockholders’ equity	$547,716	$657,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Product	$53,840	$59,943	$174,600	$138,228
Services	30,205	25,819	87,264	62,840

Total revenues	84,045	85,762	261,864	201,068

Cost of revenues
Product	42,337	41,272	130,885	90,777
Services	14,114	17,818	54,359	43,927

Total cost of revenues	56,451	59,090	185,244	134,704

Gross profit	27,594	26,672	76,620	66,364

Operating expenses
Research and development	18,103	20,679	57,531	50,254
Selling, general and administrative	21,697	28,244	78,825	66,228
Amortization of acquired intangible assets	940	5,522	3,928	11,711
Restructuring and acquisition-related charges	20,742	10,817	46,566	10,926

Total operating expenses	61,482	65,262	186,850	139,119

Loss from operations	(33,888)	(38,590)	(110,230)	(72,755)
Interest income	837	2,440	3,683	7,894
Interest expense	2,595	2,624	7,790	7,896
Other (income) expense, net	754	(400)	16,789	(1,045)

Loss before income taxes and minority interests	(36,400)	(38,374)	(131,126)	(71,712)
Income tax provision (benefit)	16	(14,207)	4,884	(24,964)

Loss before minority interests	(36,416)	(24,167)	(136,010)	(46,748)
Minority interests in income (loss) of consolidated subsidiaries	18	30	211	(90)

Net loss	$(36,434)	$(24,197)	$(136,221)	$(46,658)

Loss per share
Basic and diluted	$(0.99)	$(0.89)	$(3.72)	$(2.08)
Shares used in computing loss per share
Basic and diluted	36,873	27,341	36,638	22,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,

	2003	2002

	(unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(136,221)	$(46,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,558	24,515
Compensation expense related to common stock options	7,364	1,815
Provision for losses on accounts receivable	449	1,773
Reserves for excess and obsolete inventories and other inventory adjustments	6,291	2,266
Deferred income taxes	38	(9,996)
Amortization of debt discount and issuance costs	629	628
Minority interests	211	(90)
Loss on disposal of long-lived assets	6,992	75
Impairment of assets	17,604	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	20,979	17,069
Inventories	14,493	220
Prepaid expenses and other current assets	964	(1,382)
Accounts payable	(8,211)	12,033
Deferred revenue	12,386	922
Accrued warranty and retrofit costs	(5,217)	(402)
Accrued compensation and benefits	(1,800)	955
Accrued acquisition-related and restructuring costs	2,878	(7,150)
Accrued expenses and other current liabilities	(2,230)	(19,332)

Net cash used in operating activities	(35,843)	(22,739)

Cash flows from investing activities
Purchases of fixed assets	(12,242)	(16,906)
Acquisition of businesses, net of cash acquired	147	(10,077)
Proceeds from sale of business line	550	—
Purchases of marketable securities	(44,032)	(56,866)
Sale/maturity of marketable securities	92,539	78,293
Proceeds from sale of long-lived assets	8,329	57
Decrease in other assets	805	486

Net cash provided by (used in) investing activities	46,096	(5,013)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(80)	(432)
Issuance of long-term debt	153	—
Proceeds from issuance of common stock, net of issuance costs	3,518	5,204

Net cash provided by financing activities	3,591	4,772

Effects of exchange rate changes on cash and cash equivalents	(1,428)	1,409

Net increase (decrease) in cash and cash equivalents	12,416	(21,571)
Cash and cash equivalents, beginning of period	125,297	160,239

Cash and cash equivalents, end of period	$137,713	$138,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

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

The Company has recorded significant losses from operations and has an accumulated deficit of $901.6 million at June 30, 2003. Revenues, excluding the impact of acquisitions, have decreased substantially and net cash outflows from operations have increased significantly as a result of the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the year ended September 30, 2002 and the nine months ended June 30, 2003 (see Note 10) to align its cost structures and its revenues. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of operations and net cash flows are inherently difficult. At June 30, 2003, the Company had $209.6 million in cash, cash equivalents and marketable securities, primarily a result of the proceeds raised from the May 2001 sale of $175.0 million of convertible notes due in 2008 and the $220.0 million offering of common stock in May of 2000. The Company has reduced operating expenses and cash flows through its restructuring programs. The Company believes it has adequate existing resources to fund the Company’s currently planned restructuring activities, working capital requirements and capital expenditures, including development of new products and enhancements to existing products, for at least the next twelve months. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit that is not an ongoing benefit arrangement or an individual deferred compensation contract. On January 1, 2003, the Company adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard impacts the timing of recording restructuring activities initiated subsequent to December 31, 2002.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

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

In November 2002, the FASB issued FIN No. 45 Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may not be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted the interim disclosure provisions of FAS 148 in the Form 10-Q for the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 on July 1, 2003 is not expected to have any significant impact on the Company’s results of operations or financial position.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of FAS 150 will have a material impact on its financial position or results of operations.

2.	BUSINESS ACQUISITIONS/DISPOSITIONS

Tec-Sem Disposition

On May 16, 2003, the Company sold 81% of the common stock of Brooks-PRI Automation (Switzerland) GmbH (“Brooks Switzerland”) for $1.3 million, less $0.8 million of cash held by Brooks Switzerland on that date. The Company recorded a loss of $3.2 million which is recorded in “Restructuring and acquisition related charges” in the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2003. Brooks Switzerland held the technology and assets associated with the Tec-Sem A.G. (“Tec-Sem”) acquisition on October 9, 2001. The Company retained a 19% interest in Brooks Switzerland and retained ownership of certain technology associated with semiconductor lithography. The Company’s remaining investment is accounted for under the equity method of accounting. A summary of the transaction is as follows (in thousands):

Cash consideration, net	$550
Net assets disposed	(3,727)

Loss on disposition	$(3,177)

          Pro Forma Results of Operations

On May 14, 2002, the Company acquired PRI Automation, Inc. (“PRI”). The following pro forma results of operations for the three and nine months ended June 30, 2002 have been prepared as though the acquisition of PRI had occurred as of October 1, 2001. Pro forma results for the Company’s other acquisitions are not presented, as the amounts are not material compared to the Company’s historical results. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of that date or of results of operations that may occur in the future (in thousands except per share data):

	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2002	2002

Revenues	$100,727	$316,609
Net loss	$(43,039)	$(89,537)
Loss per share (diluted)	$(1.26)	$(2.65)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

3.	GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2003		September 30, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patents	$7,178	$6,718	$6,793	$6,653
Completed technology	30,385	23,568	29,913	20,910
License agreements	305	305	305	305
Trademarks and trade names	2,532	1,887	2,532	1,628
Non-competition agreements	1,726	1,485	1,726	1,219
Customer relationships	6,517	3,132	6,517	2,423

	$48,643	$37,095	$47,786	$33,138

The Company recorded amortization expense for its amortized intangible assets of $0.9 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively, and $3.9 million and $13.3 million for the nine months then ended. Estimated amortization expense on the Company’s intangible assets is as follows (in thousands):

Year ended September 30,
2003	$4,826
2004	$4,783
2005	$3,590
2006	$989
2007	$709

The changes in the carrying amount of goodwill for the three months ended June 30, 2003, March 31, 2003 and December 31, 2002 are as follows (in thousands):

	OEM	Factory	Factory
	Equipment	automation	automation
	automation	hardware	software	Other	Total

Balance at September 30, 2002	$24,964	$35,654	$36,700	$6,838	$104,156
Adjustments to goodwill:
Acquisitions	—	1,813	—	—	1,813
Foreign currency translation and other	202	592	99	—	893

Balance at December 31, 2002	25,166	38,059	36,799	6,838	106,862
Adjustments to goodwill:
Purchase accounting adjustments on prior period acquisitions	—	1,277	—	—	1,277
Foreign currency translation and other	—	121	(10)	—	111

Balance at March 31, 2003	25,166	39,457	36,789	6,838	108,250
Adjustments to goodwill:
Sale of business line	—	(381)	—	—	(381)
Foreign currency translation and other	4	730	117	—	851

Balance at June 30, 2003	$25,170	$39,806	$36,906	$6,838	$108,720

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

The $0.4 million reduction of goodwill in the quarter ended June 30, 2003 represents the portion allocated to the Brooks Switzerland subsidiary which was disposed of during the quarter.

4.	LOSS PER SHARE

Options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock, respectively totaling approximately 8.3 million shares and 10.0 million shares of common stock, respectively, were excluded from the computation of diluted loss per share for the three and nine months ended June 30, 2003, respectively, as their effect would be anti-dilutive. Options to purchase common stock and assumed conversions totaling approximately 9.5 million shares and 7.2 million shares of common stock, respectively, were excluded from the computation of diluted loss per share for the three and nine months ended June 30, 2002, respectively, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has adopted the disclosure-only provisions of FAS 148, an amendment of FAS 123. The following pro forma information regarding net loss has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method defined in FAS 123. The fair value of each option grant was estimated on the date of grant; the fair value of each employee stock purchase was estimated on the commencement date of each offering period using the Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(36,434)	$(24,197)	$(136,221)	$(46,658)
Add stock-based employee compensation expense included in reported net loss, net of related taxes	3,891	691	7,364	1,089
Deduct stock-based compensation expense, net of related taxes	4,207	8,336	22,446	25,511

Pro forma net loss	$(36,750)	$(31,842)	$(151,303)	$(71,080)

Loss per share Basic and diluted, as reported	$(0.99)	$(0.89)	$(3.72)	$(2.08)
Basic and diluted, pro forma	$(1.00)	$(1.16)	$(4.13)	$(3.17)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

In April 2003, the Company executed a tender offer (the “Exchange Program”) under which employees and consultants (excluding certain of the Company’s executive officers and the directors) holding stock options awarded under the Company’s various stock option plans which have an exercise price equal to or in excess of $20.00 per share (the “Old Options”) were permitted to exchange their Old Options for new options for a smaller number of shares (the “New Options”). Under the Exchange Program, options to purchase 2,527,644 shares of common stock of participating employees were cancelled, and the Company will issue New Options to those employees at least six months and one day after the date of cancellation of the Old Options at an exercise price equal to the market price of the Company’s Common Stock on that date. In conjunction with the Exchange Program, the Company recognized $2.5 million of compensation expense in the quarter ended June 30, 2003, related to unamortized deferred compensation for those options canceled, which were originally granted to the employees of acquired companies.

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

In March 2003, the Company sold the Shinsung common shares for $7.7 million, net of transaction costs. The $3.0 million net loss on the sale of the common shares is included in “Other (income) expense” in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2003.

At September 30, 2002, the fair market values of the Shinsung common shares and warrants were $6.5 million and $7.0 million, respectively. The aggregate fair market value of $13.5 million at September 30, 2002, is reported in “Other assets” in the Company’s Consolidated Balance Sheet as of that date.

7.	COMPREHENSIVE LOSS

Comprehensive loss for the Company is computed as the sum of the Company’s net loss, the change in the cumulative translation adjustment and the unrealized gain (loss) on the Company’s investment in the Shinsung common shares for the period prior to their sale during the second quarter of the current fiscal year. The calculation of the Company’s comprehensive loss for the three and nine months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(36,434)	$(24,197)	$(136,221)	$(46,658)
Change in cumulative translation adjustment	6,676	9,348	10,002	4,704
Unrealized gain (loss) on investment in Shinsung common shares and warrants	—	(2,885)	1,303	(2,885)

Comprehensive loss	$(29,758)	$(17,734)	$(124,916)	$(44,839)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three primary reportable segments: OEM equipment automation, factory automation hardware and factory automation software.

The OEM equipment automation segment provides automated material handling products and components for use with semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The primary customers for these solutions are manufacturers of process tool equipment. These include vacuum and atmospheric systems and robots and related components.

The factory automation hardware segment provides automated material management products and components for use within the factory. The Company’s factory automation hardware products include automated storage and retrieval systems and wafer/reticle transport. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment also provides hardware and software solutions, including mini-environments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

The factory automation software segment provides software products for the semiconductor manufacturing market, including consulting and software integration. The Company’s software products enable semiconductor manufacturers to increase their return on investment by enhancing production efficiency and may be sold as part of an integration solution or on a stand-alone basis.

Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), acquired on February 15, 2002, is the only component of “Other”. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). The operating loss for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including any impairment of these assets and of goodwill, and acquisition-related and restructuring charges, are excluded from the segments’ operating loss. The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude acquired intangible assets, goodwill and the Company’s corporate investments in cash equivalents, marketable securities and Shinsung.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

Financial information for the Company’s business segments is as follows (in thousands):

	OEM	Factory	Factory
	Equipment	automation	automation
	automation	hardware	software	Other	Total

Three months ended June 30, 2003
Revenues
Product	$30,108	$16,266	$6,097	$1,369	$53,840
Services	8,736	5,199	16,270	—	30,205

	$38,844	$21,465	$22,367	$1,369	$84,045

Gross profit	$9,395	$2,955	$14,898	$346	$27,594
Operating loss	$(4,805)	$(2,385)	$(4,687)	$(329)	$(12,206)
Three months ended June 30, 2002
Revenues
Product	$39,615	$11,910	$6,792	$1,626	$59,943
Services	4,510	4,748	16,561	—	25,819

	$44,125	$16,658	$23,353	$1,626	$85,762

Gross profit	$8,261	$3,703	$14,299	$409	$26,672
Operating loss	$(13,330)	$(3,836)	$(4,642)	$(443)	$(22,251)
Nine months ended June 30, 2003
Revenues
Product	$106,478	$47,109	$18,158	$2,855	$174,600
Services	22,014	19,033	46,217	—	87,264

	$128,492	$66,142	$64,375	$2,855	$261,864

Gross profit	$27,255	$12,521	$36,452	$392	$76,620
Operating loss	$(18,724)	$(24,636)	$(14,391)	$(1,985)	$(59,736)
Nine months ended June 30, 2002
Revenues
Product	$83,394	$34,324	$18,012	$2,498	$138,228
Services	12,463	7,129	43,248	—	62,840

	$95,857	$41,453	$61,260	$2,498	$201,068

Gross profit	$19,281	$11,738	$34,873	$472	$66,364
Operating loss	$(30,119)	$(6,375)	$(12,759)	$(865)	$(50,118)
Assets
June 30, 2003	$176,690	$83,463	$21,218	$779	$282,150
September 30, 2002	$170,101	$126,267	$35,684	$1,184	$333,236

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

A reconciliation of the Company’s reportable segment operating loss to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2003 and 2002 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Segment operating loss	$(12,206)	$(22,251)	$(59,736)	$(50,118)
Amortization of acquired intangible assets	940	5,522	3,928	11,711
Acquisition-related and restructuring charges	20,742	10,817	46,566	10,926

Total operating loss	$(33,888)	$(38,590)	$(110,230)	$(72,755)

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2003 and September 30, 2002 is as follows (in thousands):

	June 30,	September 30,
	2003	2002

Segment assets	$282,150	$333,236
Goodwill	108,720	104,156
Acquired intangible assets	11,548	14,648
Investment in Shinsung	—	13,475
Corporate investment in cash equivalents and marketable securities	145,298	191,982

	$547,716	$657,497

Net revenues by geographic area are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

North America	$38,435	$46,208	$128,915	$102,551
Asia/Pacific	28,090	19,530	83,397	50,781
Europe	17,520	20,024	49,552	47,736

	$84,045	$85,762	$261,864	$201,068

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

9.	RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

Fiscal 2003 Restructuring

Based on current estimates of its near term future revenues and operating costs, the Company announced in April 2003, plans to take additional workforce reduction actions to further reduce costs. Accordingly, $6.9 million of restructuring charges were recorded in the three months ended June 30, 2003, for workforce reductions approximating 230 employees. The Company also reevaluated certain lease obligations related to facilities abandoned in previous restructuring, and recorded a further restructuring charge of $10.1 million to reflect lower estimates of expected sub-rental income over the remainder of the lease terms. These amounts are reflected as a component of “Restructuring and acquisition-related charges” in the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2003.

The Company estimates that additional restructure charges related to these actions aggregating $0.2 million relating to workforce reductions will be recorded in subsequent periods on an individual pro rata basis through September 2003. The restructuring charges of $17.0 million for the three months ended June 30, 2003, and the expected future costs for these initiatives, are attributable to the Company’s reportable segments as follows (in thousands):

	Expense
	for the	Expected to
	three months	be expensed	Total
	ended	in future	Expected
	June 30, 2003	periods	Expense

OEM Equipment automation	$2,951	$21	$2,972
Factory automation hardware	12,707	93	12,800
Factory automation software	1,236	75	1,311
Other	65	—	65

	$16,959	$189	$17,148

The Company expects the severance costs associated with these actions, totaling $6.9 million, will be paid within one year. The expected facilities costs, totaling $10.1 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.

In March 2003, the Company announced plans to take additional workforce reduction actions to further reduce costs. Accordingly, $5.9 million of restructuring charges were recorded in the three months ended March 31, 2003, consisting of $5.2 million for these workforce reductions approximating 250 employees and $0.7 million related to three facilities to be abandoned.

In December 2002, the Company announced plans to take additional and significant cost reduction actions. Accordingly, a charge of $19.1 million was recorded for these actions. Of this amount, $12.4 million related to workforce reductions of approximately 400 employees expected to be paid in fiscal 2003, and $0.6 million related to the consolidation of several of the Company’s facilities, expected to be paid over the next six months. In addition, the write-off of $6.1 million of capitalized costs related to cancelled internal systems application infrastructure programs was recorded.

Fiscal 2002 Restructuring

In September 2002, the Company implemented a formal plan of restructure and recorded restructuring charges of $16.1 million in the fourth quarter of fiscal 2002. Of this amount, $9.1 million related to workforce reductions of approximately 430 employees, $6.7 million was for the consolidation of several of the Company’s facilities and $0.3 million was for other restructuring costs.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

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

Restructuring Activity

As of June 30, 2003, approximately 1,500 employees had been terminated and 17 facilities had been consolidated into other existing Brooks facilities in connection with the restructuring plans described above. At June 30, 2003, the long-term portion of the Company’s accrued restructuring costs was $21.8 million, and relates to payments on abandoned facilities with leases that expire through September 2011.

The activity for the three months ended June 30, 2003, March 31, 2003 and December 31, 2002, related to the Company’s restructuring accruals described above is summarized below (in thousands):

	Activity – Three Months Ended June 30, 2003

	Balance	New		Balance
	March 31,	Initiatives		June 30,
	2003	Expense	Utilization	2003

Facilities	$16,624	$10,054	$(2,256)	$24,422
Workforce-related	12,850	6,905	(8,729)	11,026
Other	1,134	—	—	1,134

	$30,608	$16,959	$(10,985)	$36,582

	Activity – Three Months Ended March 31, 2003

	Balance	New			Balance
	December 31,	Initiatives			March 31,
	2002	Expense	Utilization	Reversals	2003

Facilities	$18,402	$716	$(2,494)	$—	$16,624
Workforce-related	16,504	5,160	(7,737)	(1,077)	12,850
Other	1,292	—	(158)	—	1,134

	$36,198	$5,876	$(10,389)	$(1,077)	$30,608

	Activity – Three Months Ended December 31, 2002

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2002	Expense	Utilization	2002

Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,354)	16,504
Other	1,329	—	(37)	1,292

	$33,786	$13,018	$(10,606)	$36,198

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

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

Acquisition-related Charges

Acquisition-related charges of $3.7 million and $5.7 million for the three and nine months ended June 30, 2003, are primarily comprised of the $3.2 million loss on the disposition of the Brooks Switzerland subsidiary (See Note 2) and associated legal costs of $0.5 million in the current period. Approximately $2.0 million of legal, relocation and consulting costs to integrate the PRI entities and employees into the Company, as well as legal fees for consolidating acquired entities into existing Brooks entities were incurred in prior periods. Acquisition-related charges of $0.1 million for both the three and nine months ended June 30, 2002, primarily relate to legal and accounting fees incurred for acquisitions.

10.	OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2003	2002

Accounts receivable	$74,795	$95,127
Less allowances	7,318	5,977

	$67,477	$89,150

Inventories
Raw materials and purchased parts	$37,399	$56,050
Work-in-process	14,737	15,334
Finished goods	6,043	6,809

	$58,179	$78,193

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty and retrofit liability would be required. Product warranty and retrofit activity for the three months ended December 31, 2002, March 31, 2003 and June 30, 2003, is as follows (in thousands):

Balance September 30, 2002	$19,011
Accruals for warranties during the period	589
Settlements made during the period	(763)

Balance December 31, 2002	18,837
Accruals for warranties during the period	109
Settlements made during the period	(3,478)

Balance March 31, 2003	15,468
Accruals for warranties during the period	719
Settlements made during the period	(2,782)

Balance June 30, 2003	$13,405

11.	CONTINGENCIES

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

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

In connection with the acquisition of the e-Diagnostics product business in June 2001, the Company could be required to make additional cash payments under certain conditions. If the Company elected to settle any or all potential contingent payments in cash, additional cash payments aggregating a maximum of $8.0 million over the next two years could be required for payment of consideration contingent upon meeting certain performance objectives.

The Company is presently engaged in an arbitration proceeding in Israel. The proceeding arose out of a dispute between PRI (prior to its acquisition by Brooks) and an Israeli personnel recruiting firm pertaining to an arrangement under which PRI engaged the services of approximately 12 – 14 workers in Israel in 1997. The parties to the arbitration have each asserted claims against one another. Hearings have been conducted and a decision is likely before the end of calendar 2003. The Company does not believe that it will have a material impact on its financial results.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company’s by-laws also provide for such indemnifications. The maximum potential amount of future payments we could be required to make under these indemnification arrangements is unlimited; however, we have Directors and Officers Liability insurance policies that limit our exposure for events covered under the policies and enable us to recover a portion of any future amounts paid. As a result of the coverage under our insurance policies, we believe the estimated fair value of these indemnification arrangements is minimal. These indemnification arrangements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these arrangements as of June 30, 2003.

The Company routinely enters into standard indemnification provisions as part of license agreements involving use of its intellectual property. These provisions typically require the Company to defend and pay any third party claim finally awarded or settled against its licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The Company’s standard contract and license terms normally limit the amount of the Company’s potential liability for such claims and defense, and the Company has not incurred any material costs to defend or settle claims related to these types of indemnification provisions. The Company therefore believes the estimated fair value of these provisions is minimal, and has no liabilities recorded for them as of June 30, 2003.

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

In view of the currently prevailing downturn in the semiconductor industry and the resulting market pressures, the Company is focusing its major efforts in the following areas:

•	Controlling and reducing costs;

•	Aligning costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flow, even if the current downturn continues;

•	Consolidating and integrating the businesses and assets that the Company has acquired in recent years, diminishing the Company’s acquisition activities and striving to maximize the profitability of the Company as an integrated whole;

•	Completing the consolidation of manufacturing without diminishing the Company’s ability to respond to customer demand, either currently or at such time as market conditions improve;

•	Developing the products and services required for future success in the market; and

•	Improving the efficiency of the Company’s existing internal information systems.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

ACQUISITIONS/DISPOSITIONS

On May 16, 2003, the Company sold 81% of the common stock of Brooks-PRI Automation (Switzerland) GmbH (“Brooks Switzerland”) for $1.3 million, less $0.8 million of cash held by Brooks Switzerland on that date. Brooks Switzerland held the technology and assets associated with the former Tec-sem A.G. (“Tec-Sem”) acquisition on October 9, 2001. The Company retained a 19% interest in Brooks Switzerland and retained ownership of certain technology associated with semiconductor lithography. Accordingly, the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and the Company’s Consolidated Statement of Cash Flows for the nine months then ended exclude the results of Brooks Switzerland for the period subsequent to its disposition.

On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), located in Colorado Springs, Colorado. Microtool provides automation metrology for the 200mm and 300mm markets. The acquisition was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and the Company’s Consolidated Statement of Cash Flows for the nine months then ended include the results of Microtool for the period subsequent to its acquisition.

RESTRUCTURING

Fiscal 2003 Restructuring

Based on current estimates of its near term future revenues and operating costs, the Company announced in April 2003, plans to take additional workforce reduction actions to further reduce costs. Accordingly, $6.9 million of restructuring charges were recorded in the three months ended June 30, 2003, for workforce reductions approximating 230 employees. The Company also reevaluated certain lease obligations related to facilities abandoned in previous restructuring, and recorded a further restructuring charge of $10.1 million to reflect lower estimates of expected sub-rental income over the remainder of the lease terms. These amounts are reflected as a component of “Restructuring and acquisition-related charges” in the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2003.

The Company estimates that additional restructure charges related to these actions aggregating $0.2 million relating to workforce reductions will be recorded in subsequent periods on an individual pro rata basis through September 2003. The restructuring charges of $17.0 million for the three months ended June 30, 2003, and the expected future costs for these initiatives, are attributable to the Company’s reportable segments as follows (in thousands):

	Expense
	for the	Expected to be
	three months	expensed	Total
	ended	in future	expected
	June 30, 2003	periods	expense

OEM Equipment automation	$2,951	$21	$2,972
Factory automation hardware	12,707	93	12,800
Factory automation software	1,236	75	1,311
Other	65	—	65

	$16,959	$189	$17,148

The Company expects the severance costs associated with these actions, totaling $6.9 million, will be paid within one year. The expected facilities costs, totaling $10.1 million, net of estimated sub-rental income will be paid on leases that expire through September 2011.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

In March 2003, the Company announced plans to take additional workforce reduction actions to further reduce costs. Accordingly, $5.9 million of restructuring charges were recorded in the three months ended March 31, 2003, consisting of $5.2 million for these workforce reductions approximating 250 employees and $0.7 million related to three facilities to be abandoned.

In December 2002, the Company announced plans to take additional and significant cost reduction actions. Accordingly, a charge of $19.1 million was recorded for these actions. Of this amount, $12.4 million related to workforce reductions of approximately 400 employees expected to be paid in fiscal 2003, and $0.6 million related to the consolidation of several of the Company’s facilities, expected to be paid over the next six months. In addition, the write-off of $6.1 million of capitalized costs related to cancelled internal systems application infrastructure programs was recorded.

The Company anticipates additional cost reduction initiatives will be implemented through the remainder of fiscal year 2003. The Company continues its efforts to align its cost structure to achieve lower product and operating costs and return to breakeven and eventual profitability.

Fiscal 2002 Restructuring

In September 2002, the Company approved a formal plan of restructure and recorded restructuring charges of $16.1 million in the fourth quarter of fiscal 2002. Of this amount, $9.1 million related to workforce reductions of approximately 430 employees, $6.7 million was for the consolidation of several of the Company’s facilities and $0.3 million was for other restructuring costs.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Restructuring Activity

As of June 30, 2003, approximately 1500, employees had been terminated and 17 facilities had been consolidated into other existing Brooks facilities in connection with the restructuring plans described above. At June 30, 2003, the long-term portion of the Company’s accrued restructuring costs was $21.8 million, and relates to payments on abandoned facilities with leases that expire through September 2011. The activity for the three months ended June 30, 2003, March 31, 2003 and December 31, 2002, related to the Company’s restructuring accruals described above is summarized below (in thousands):

	Activity – Three Months Ended June 30, 2003

	Balance	New		Balance
	March 31,	Initiatives		June 30,
	2003	Expense	Utilization	2003

Facilities	$16,624	$10,054	$(2,256)	$24,422
Workforce-related	12,850	6,905	(8,729)	11,026
Other	1,134	—	—	1,134

	$30,608	$16,959	$(10,985)	$36,582

	Activity – Three Months Ended March 31, 2003

	Balance	New			Balance
	December 31,	Initiatives			March 31,
	2002	Expense	Utilization	Reversals	2003

Facilities	$18,402	$716	$(2,494)	$—	$16,624
Workforce-related	16,504	5,160	(7,737)	(1,077)	12,850
Other	1,292	—	(158)	—	1,134

	$36,198	$5,876	$(10,389)	$(1,077)	$30,608

	Activity – Three Months Ended December 31, 2002

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2002	Expense	Utilization	2002

Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,354)	16,504
Other	1,329	—	(37)	1,292

	$33,786	$13,018	$(10,606)	$36,198

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

Acquisition-related Charges

Acquisition-related charges of $3.7 million and $5.7 million for the three and nine months ended June 30, 2003, are primarily comprised of $3.2 million loss on the disposition of the Brooks Switzerland subsidiary and associated legal costs of $0.5 million in the current period. Approximately $2.0 million of legal, relocation and consulting costs to integrate the PRI entities and employees into the Company, as well as legal fees for consolidating acquired entities into existing Brooks entities were incurred in prior periods. Acquisition-related charges of $0.1 million for both the three and nine months ended June 30, 2002, primarily relate to legal and accounting fees incurred for acquisitions.

Exchange Program

In April 2003, the Company executed a tender offer (the “Exchange Program”) under which employees and consultants (excluding certain of the Company’s executive officers and the directors) holding stock options awarded under the Company’s various stock option plans which have an exercise price equal to or in excess of $20.00 per share (the “Old Options”) were permitted to exchange their Old Options for new options for a smaller number of shares (the “New Options”). Under the Exchange Program, options to purchase 2,527,644 shares of common stock of participating employees were cancelled, and the Company will issue New Options to those employees at least six months and one day after the date of cancellation of the Old Options at an exercise price equal to the market price of the Company’s Common Stock on that date. In conjunction with the Exchange Program, the Company recognized $0.8 million, $0.5 million, and $1.2 million, respectively of compensation expense included in product cost of revenues, research and development, and selling, general and administrative expenses, respectively, in the quarter ended June 30, 2003. These charges related to unamortized deferred compensation for those options canceled, which were originally granted to the employees of acquired companies.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

THREE AND NINE MONTHS ENDED JUNE 30, 2003,
COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2002

Revenues

The Company reported revenues of $84.0 million in the three months ended June 30, 2003, compared to $85.8 million in the same prior year period. The Company’s revenues for the nine months ended June 30, 2003, were $261.9 million, compared to $201.1 million in the same prior year period. The decrease in the three month period ended June 30, 2003, compared to the same prior year period is primarily attributable to decreased revenue in the Company’s OEM equipment automation segment, offset by increases in its factory automation hardware segment. The increase in revenues for the nine months ended June 30, 2003 from the same prior year period is primarily related to the acquisition of PRI Automation on May 14, 2002. Upon acquisition, PRI was combined primarily with the OEM equipment automation and factory automation hardware segments.

The Company’s OEM equipment automation segment reported revenues of $38.8 million in the three months ended June 30, 2003, compared to $44.1 million in the same prior year period. The decrease is primarily a result of reduced sales of automation components resulting from the downturn in the semiconductor industry. The segment’s revenues for the nine months ended June 30, 2003, were $128.5 million, an increase of 34.1% from the comparable prior year period. The Company’s factory automation hardware segment’s revenues increased 28.9%, to $21.5 million and 59.6%, to $66.1 million, in the three and nine months ended June 30, 2003, respectively, from the same prior year periods primarily due to the inclusion of several acquisitions for a full nine month period in the current year. The Company’s factory automation software segment reported revenue of $22.4 million and $64.4 million, in the three and nine months ended June 30, 2003, respectively, compared to the same prior year periods of $23.4 million and $61.3 million, respectively. These fluctuations are primarily due to the timing of certain customer shipments which occurred during the quarter.

Product revenues decreased 10.2%, to $53.8 million in the three months ended June 30, 2003, from $59.9 million in the same prior year period. Product revenues for the nine months ended June 30, 2003, were $174.6 million, a 26.3% increase from the $138.2 million of product revenues reported in the comparable prior year period. Service revenues for the three months ended June 30, 2003 were $30.2 million, an increase of $4.4 million, or 17.0%, from the three months ended June 30, 2002. Service revenues for the nine months ended June 30, 2003 increased $24.4 million, or 38.9%, to $87.3 million, from the same prior year period. The increase in service revenues in both the three and nine months ended June 30, 2003, from the comparable prior year periods is primarily attributable to acquisitions.

Foreign revenues of $45.6 million, or 54.3% of revenues, were 62% from Asia and 38% from Europe for the three months ended June 30, 2003 and, of $133.0 million, or 50.8% of revenues, were 63% from Asia and 37% from Europe in the nine months ended June 30, 2003, respectively. Foreign revenues in the three and nine months ended June 30, 2002 were $39.6 million, or 46.2% of revenues, and $98.9 million, or 49.2% of revenues, respectively. The Company expects that foreign revenues will continue to account for a significant portion of total revenues.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Gross Margin

Gross margin increased to 32.8% for the three months ended June 30, 2003, compared to 31.1% in the same prior year period, primarily related to higher margins in the Company’s OEM equipment automation segment. Gross margin decreased to 29.3% in the nine months ended June 30, 2003, compared to 33.0% in the same prior year period. The decrease is primarily attributable to excess manufacturing capacity and competitive pricing pressure related to the downturn that continues to affect the semiconductor industry, coupled with charges aggregating $1.1 million, or 1.3% of revenues, and $8.9 million, or 3.4% of revenues, in the three and nine months ended June 30, 2003, respectively, as well as the historically lower margin rates of several of the Company’s fiscal 2002 acquisitions. These charges were incurred as part of the Company’s continuing actions to realign its businesses during the ongoing industry downturn, and include $1.1 million and $1.8 million of deferred compensation costs related to stock options granted to employees of acquired companies for the three and nine months ended June 30, 2003, respectively, and $5.5 million for inventory write-downs and $1.6 million for accelerated depreciation on assets related to abandoned facilities for the nine months ended June 30, 2003. The Company had recorded charges of $2.1 million in both the three and nine months ended June 30, 2002, comprising 2.5% and 1.1% of revenues, respectively. These charges consisted of $1.9 million for inventory writedowns and $0.2 million of acquisition-related deferred compensation costs. The Company’s underabsorption of costs due to excess manufacturing capacity continues to exert downward pressure on gross margins.

The Company’s OEM equipment automation segment gross margin increased to 24.2% in the three months ended June 30, 2003, from 18.7% in the same prior year period. Gross margin for the OEM equipment automation segment increased slightly in the nine months ended June 30, 2003, to 21.2%, compared to 20.1% in the same prior year period. The increase in the three and nine months ended June 30, 2003, reflects the impact of the Company’s plant consolidation and other cost reduction measures. Gross margin for the Company’s factory automation hardware segment decreased to 13.8% and 18.9% in the three and nine months ended June 30, 2003, respectively, from 22.2% and 28.3% in the same prior year periods. The decrease is in part a result of lower margin hardware sales comprising a higher percentage of the segment’s business, coupled with the historically lower margin rates of the Company’s recently acquired businesses. The Company’s factory automation software segment’s gross margin for the three and nine months ended June 30, 2003, increased to 66.6% and 56.6%, respectively, compared to 61.2% and 56.9% in the same prior year periods. The change is primarily due to favorable product mix shifts between license and service revenues.

Gross margin on product revenues was 21.3% and 25.0% for the three and nine months ended June 30, 2003, respectively, a decrease from 31.2% and 34.3% in the same prior year periods. The decrease in both current year periods is primarily attributable to the effects of the continuing downturn in the semiconductor industry, causing lower absorption of manufacturing fixed costs, coupled with the charges discussed above aggregating $1.1 million, or 2.0% of product revenues, and $8.9 million, or 5.1% of product revenues, in the three and nine months ended June 30, 2003, respectively. These costs were partially offset by cost savings from the consolidation of the Company’s manufacturing facilities. Charges of $2.1 million recorded in both the three and nine months ended June 30, 2002, comprised 3.5% and 1.5% of product revenues, respectively.

Gross margin on service revenues increased to 53.3% for the three months ended June 30, 2003, compared to 31.0% for the same prior year period. Gross margin on service revenues for both of the nine month period ended June 30, 2003, was 37.7%, an increase from 30.1% in the comparable prior year period. The improved performance in the current fiscal year is primarily attributable to changes in the Company’s service revenue mix, coupled with the impact of the Company’s cost reduction initiatives.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Research and Development

Research and development expenses for the three months ended June 30, 2003, were $18.1 million, a decrease of $2.6 million, compared to $20.7 million in the three months ended June 30, 2002. Research and development expenses for the nine months ended June 30, 2003 increased to $57.5 million, a $7.3 million increase from the $50.3 million reported in the same prior year period. The increase in research and development expenses is primarily attributable to the Company’s acquisitions in 2002. Research and development expense for the three months ended June 30, 2003, includes $1.0 million of deferred compensation expense related to acquisitions, while the expense for the three months ended June 30, 2002, includes $0.4 million of deferred compensation expense related to acquisitions. Research and development expense for the nine months ended June 30, 2003, includes $2.1 million of deferred compensation expense related to acquisitions, while the expense for the nine months ended June 30, 2002, includes $1.1 million of deferred compensation expense related to acquisitions. Research and development expense in the three and nine months ended June 30, 2003 decreased as a percentage of revenues, to 21.5% and 22.0%, respectively, from 24.1% and 25.0% in the three and nine months ended June 30, 2002, respectively. The decrease in spending as a percentage of total revenues is primarily attributable to the Company’s ongoing cost reduction actions. The Company plans to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries. These investments will be focused on those research and development projects that are most consistent with its business realignment currently in progress.

Selling, General and Administrative

Selling, general and administrative expenses were $21.7 million for the three months ended June 30, 2003, a decrease of $6.5 million, compared to $28.2 million for the same prior year period. Selling, general and administrative expenses for the nine months ended June 30, 2003 were $78.8 million, an increase of $12.6 million, from $66.2 million in the same prior year period. The decrease in selling, general and administrative expenses for the three month period ended June 30, 2003, is partially attributable to the Company’s current cost reduction activities offset by $1.8 million of deferred compensation expense related to acquisitions. The increase in selling, general and administrative expenses for the nine months ended June 30, 2003 is primarily driven by $7.3 million of accelerated depreciation associated with the Company’s restructuring plans for facilities consolidation and $3.4 million of deferred compensation costs related to stock options granted to employees of acquired companies. Included in the Company’s selling, general and administrative expense for both the three and nine months ended June 30, 2002, are $0.5 million of acquisition-related deferred compensation costs. Despite the increase in selling, general and administrative expenses in the current fiscal year periods, these expenses decreased as a percentage of revenues in both the three and nine month periods ended June 30, 2003, compared to the same prior year periods. The decrease in spending as a percentage of revenues in both current year periods is primarily attributable to the Company’s ongoing cost reduction actions, coupled with higher level revenues against which these costs were measured. The Company expects that the planned implementation of its recently announced restructuring actions will reduce selling, general and administrative expense in subsequent periods.

Amortization of Acquired Intangible Assets

Amortization expense for acquired intangible assets totaled $0.9 million and $3.9 million in the three and nine months ended June 30, 2003, respectively. Amortization expense for acquired intangible assets was $5.5 million and $11.7 million in the three and nine months ended June 30, 2002, respectively. The reduction in amortization of acquired intangible assets is attributable to the writedown of the carrying value of these assets at September 30, 2002 as a result of the Company’s impairment of intangible assets.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Interest Income and Expense

Interest income decreased by $1.6 million, to $0.8 million, in the three months ended June 30, 2003, and by $4.2 million, to $3.7 million, in the nine months then ended, compared to the same prior year periods. The decreases in both the three and nine month periods are primarily a result of lower interest rates coupled with lower balances available for investment. Interest expense of $2.6 million and $7.8 million in the three and nine months ended June 30, 2003, respectively, and $2.6 million and $7.9 million in the three and nine months ended June 30, 2002, respectively, is primarily attributable to interest on the Company’s Convertible Subordinated Notes.

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

In March 2003, the Company sold the Shinsung common shares for $7.7 million, net of transaction costs. The $3.0 million net loss on the sale of the common shares is included in “Other (income) expense” in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2003.

Income Tax Provision

The Company recorded a net income tax provision of $16,000 and $4.9 million in the three and nine months ended June 30, 2003, respectively, compared to a net income tax benefit of $14.2 million and $25.0 million in the three and nine months ended June 30, 2002, respectively. The tax provision for the three months ended June 30, 2003 is attributable to foreign and withholding taxes. Federal and state taxes have not been benefited in the nine months ended June 30, 2003, as the Company believes it is more likely than not that future net tax benefits from accumulated net operating losses and deferred taxes will not be realized. The tax benefit in the prior year period is attributable to the loss in that period.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company has recorded significant losses from operations and has an accumulated deficit of $901.6 million at June 30, 2003. Revenues have increased from the prior year period primarily as a result of acquisitions completed since that period. Net cash outflows from operations have increased significantly as a result of these acquisitions, primarily for acquired fixed costs, and the current downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the period from October 1, 2001 through June 30, 2003, to align its cost structures and its revenues. The cyclical nature of the industry, the extended period of the current downturn and the current uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of revenues, results of operations and net cash flows are inherently difficult.

At June 30, 2003, the Company had cash, cash equivalents and marketable securities aggregating $209.6 million. This amount was comprised of $137.7 million of cash and cash equivalents, $2.1 million of investments in short-term marketable securities and $69.8 million of investments in long-term marketable securities.

At September 30, 2002, the Company had cash, cash equivalents and marketable securities aggregating $245.7 million. This amount was comprised of $125.3 million of cash and cash equivalents, $25.3 million of investments in short-term marketable securities and $95.1 million of investments in long-term marketable securities.

Cash and cash equivalents were $137.7 million at June 30, 2003, an increase of $12.4 million from September 30, 2002. This increase in cash and cash equivalents is primarily due to cash provided by investing and financing activities of $46.1 million and $3.6 million, respectively, partially offset by $35.8 million of cash used in operations.

Cash used in operations was $35.8 million for the nine months ended June 30, 2003, and is primarily attributable to the Company’s net loss of $136.2 million, which includes acquisition-related and restructuring expense of $46.6 million, non-cash impairments of assets aggregating $17.6 million and depreciation and amortization of $26.6 million. The Company used $8.2 million and $5.2 million for accounts payable, warranty and retrofit costs, respectively. These amounts were partially offset by $21.0 million and $14.5 million of cash provided by the reduction of the Company’s accounts receivable and inventories, respectively and $12.4 million provided by the increase in deferred revenue.

Cash provided by investing activities was $46.1 million for the nine months ended June 30, 2003, and is principally comprised of proceeds from the net sales and maturities of marketable securities aggregating $48.5 million, cash received for the sale of the Shinsung common shares and warrants totaling $8.2 million and cash received in settlement of the final purchase prices of Hermos and Zygo aggregating $0.9 million. These proceeds were used to fund operating losses. These amounts were partially offset by cash consideration and transaction costs totaling $0.7 million related to the acquisition of Microtool and $12.2 million of capital additions.

Cash provided by financing activities for the nine months ended June 30, 2003, was comprised of $3.5 million of cash from the sale of common stock through the Company’s employee stock purchase program, $0.2 million of long-term debt issued in relation to the Company’s acquisition of software, partially offset by $80,000 for the payment of long-term debt.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

In connection with the acquisition of the e-Diagnostics product business in June 2001, the Company could be required to make additional cash payments under certain conditions. If the Company elected to settle any or all potential contingent payments in cash, additional cash payments aggregating a maximum of $8.0 million over the next two years could be required for payment of consideration contingent upon meeting certain performance objectives.

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

The Company had a $10.0 million uncommitted demand promissory note facility with ABN AMRO Bank N.V. (“ABN AMRO”), which expired on May 31, 2002. Accordingly, ABN AMRO will not extend loans or issue additional letters of credit. At June 30, 2003, the Company had $1.1 million remaining in outstanding letters of credit under this facility.

While the Company has no significant capital commitments, the Company anticipates that it will continue to make capital expenditures to support its business. The Company may also use its resources to acquire companies, technologies or products that complement the business of the Company.

The Company’s contractual obligations at June 30, 2003 consist of the following (in thousands):

		Less than	One to three	Four to five
	Total	one year	years	years	Thereafter

Contractual obligations
Operating leases – continuing	$20,962	$4,289	$6,796	$4,007	$5,870
Operating leases – exited Facilities	34,067	7,189	10,291	7,551	9,036
Debt	175,162	98	57	7	175,000
Interest on convertible Subordinated notes	43,641	8,313	16,625	16,625	2,078

Total contractual obligations	$273,832	$19,889	$33,769	$28,190	$191,984

     The Company has a restructuring reserve of $24.4 million at June 30, 2003 for operating lease obligations on exited facilities, representing estimated discounted cash flows on these leases.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

The Company believes that its existing resources will be adequate to fund the Company’s currently planned working capital and capital expenditure requirements for at least the next twelve months. However, the Company used $35.8 million to fund its operations in the nine months ended June 30, 2003, and $55.7 million to fund its operations in fiscal 2002, and the cyclical nature of the semiconductor industry makes it very difficult for the Company to predict future liquidity requirements with certainty. Accordingly, over the longer term it is important that the restructuring programs described above succeed in aligning costs with revenues. The Company has embarked on an aggressive plan to reduce its working capital in order to help mitigate the cash expenses it has incurred as a result of its restructuring plans. In addition, the Company may experience unforeseen capital needs in connection with its completed acquisitions. If the Company is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund its expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

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

In November 2002, the FASB issued FIN No. 45 Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may not be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted the interim disclosure provisions of FAS 148 in the Form 10-Q for the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 on July 1, 2003 is not expected to have any significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of FAS 150 will have a material impact on its financial position or results of operations.

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

Risk Factors Relating to Our Industry

•	The cyclical demand of semiconductor manufacturers affects our operating results and the ongoing downturn in the industry could seriously harm our operating results

•	Industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers

•	Our future operations could be harmed if the commercial adoption of 300mm wafer technology continues to progress slowly or is halted

Risk Factors Relating to Our Operations

•	Our business could be harmed if we fail to adequately integrate the operations of the business that we acquired

•	Our sales volume substantially depends on the sales volume of our original equipment manufacturer customers and on investment in major capital expansion programs by end-user semiconductor manufacturing companies

•	Demand for our products fluctuates rapidly and unpredictably, which makes it difficult to manage our business efficiently and can reduce our gross margins and profitability

•	We rely on a relatively limited number of customers for a large portion of our revenues and business

•	Delays in or cancellation of shipments or customer acceptance of a few of our large orders could substantially decrease our revenues or reduce our stock price

•	Our expansion of sourcing material and assemblies from foreign locations could increase the risk for foreign currency fluctuations on our business results

•	Certain contracts for software products obtained through acquisition have open ended liability for damages from those customers. We are in the process of negotiating revisions to these contracts, however, the customers are under no obligation to release us from the liability provisions

•	We account for certain software contracts through the completed contract method of accounting. This method carries with it the result that revenue recognition can vary widely from quarter to quarter, which increases the apparent volatility of the underlying business

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

•	We do not have long-term contracts with our customers and our customers may cease purchasing our products at any time

•	Our systems integration services business has grown significantly recently and poor execution of those services could adversely impact our operating results

•	Our lengthy sales cycle requires us to incur significant expenses with no assurance that we will generate revenue

•	Our operating results would be harmed if one of our key suppliers fails to deliver components for our products

•	The possibility of war or other hostilities affects demand for our products and could affect other aspects of our business

•	As a result of our acquisition of PRI, we are becoming increasingly dependent on subcontractors and one or a few suppliers for some components and manufacturing processes

•	We may experience delays and technical difficulties in new product introductions and manufacturing, which can adversely affect our revenues, gross margins and net income

•	We may have difficulty managing operations

•	We may be unable to retain necessary personnel because of intense competition for highly skilled personnel

•	Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments

•	We must continually improve our technology to remain competitive

•	We face significant competition which could result in decreased demand for our products or services

•	Much of our success and value lies in our ownership and use of intellectual property, and our failure to protect that property could adversely affect our future operations

•	Our operations could infringe on the intellectual property rights of others

•	Our business may be harmed by infringement claims of general signal or applied materials

•	Our business may be harmed by infringement claims of Asyst Technologies, Inc.

•	Our software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs

Risk Factor Relating to Our Common Stock

•	Our operating results fluctuate significantly, which could negatively impact our business and our stock price

•	Our stock price is volatile

•	Provisions of our Certificate of Incorporation, Bylaws, Contracts and 4.75% Convertible Subordinated Notes due 2008 may discourage takeover offers and may limit the price investors would be willing to pay for our common stock

BROOKS AUTOMATION, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on Brooks’ overall interest exposure at June 30, 2003, including all interest rate-sensitive instruments, a near-term change in interest rates within a 95% confidence level based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

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

BROOKS AUTOMATION, INC.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded, subject to the limitations inherent in such controls noted below, that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms and are operating in an effective manner.

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

(c)  Change in Internal Controls. The Company is presently engaged in a broad review of its internal control procedures in anticipation of the need for the Company’s independent auditors to certify as to the adequacy of those controls in connection with the 2004 filing of the Company’s Report on Form 10-K.

BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

Exhibit No.	Description

31	Rule 13a-14d/15d-14(a) Certifications

32	Section 1350 Certifications

(b)	The following report on Form 8-K was furnished during the quarterly period ended June 30, 2003:

(1)	Current Report on Form 8-K, filed on April 23, 2003, relating to the press release of the Companies quarterly results for the period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: August 8, 2003	/s/ Robert J. Therrien

Robert J. Therrien Director and Chief Executive Officer (Principal Executive Officer)

DATE: August 8, 2003	/s/ Robert W. Woodbury, Jr.

Robert W. Woodbury, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14d/15d-14(a) Certifications

32	Section 1350 Certifications