Form 10-K
period 2003-09-30
BROOKS AUTOMATION INC
filed 2003-12-02
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2003

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

Common Stock, $0.01 par value

Rights to Purchase Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

      The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2003, was $338,460,666.01 based on the closing price per share of $9.67 on that date on the Nasdaq Stock Market. As of November 25, 2003, 37,307,637 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Risks Relating to Our Industry
Risks Relating to Brooks
Risks Relating to Our Customers
Other Risks
Brooks Automation, Inc.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
Item 9. Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matter
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
Ex-10.41 Lease Agreement - Jenoptik AG
Ex-10.42 Lease Agreement - Jorent Techno GmbH(1/2)
Ex-10.43 Lease Agreement - Jorent Techno GmbH (1)
Ex-10.44 Lease Agreement - Jentech Verwaltungsg...
Ex-10.45 Lease Agreement - TEAG Thuringer Energie
Ex-10.46 Lease Agreement - Kyunggi Industry
Ex-12.01 Calculation of Ratio of Earnings
Ex-21.01 Subsidiaries of the Company
Ex-23.01 Consent of PricewaterhouseCoopers LLP
Ex-31.01 Rule 13a-14(a), 15d-14(a) Certification
Ex-31.02 Rule 13a-14(a), 15d-14(a) Certification
Ex-32 Section 1350 Certifications

PART I

Item 1.	Business

      Brooks Automation, Inc. (“Brooks”, “we”, “us” or “our”) is a leading supplier of automation products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make manufacturing equipment for making semiconductor devices. We are a technology and market leader with offerings ranging from hardware and software modules to fully integrated systems and the system integration services to deploy our products on a world-wide basis. Although our core business addresses the increasingly complex automation requirements of the global semiconductor industry, we are also focused on providing automation solutions for a number of related industries, including flat panel display manufacturing, data storage and other complex manufacturing.

      We were founded in 1978 to develop and market automated substrate handling technology for semiconductor manufacturing equipment and became a publicly traded company in February 1995. We have grown significantly from being a niche supplier of robot modules to become the largest merchant supplier of hardware and software automation products for the semiconductor industry in calendar year 2002, and the world’s eleventh largest semiconductor front-end capital equipment company in the same periods, according to the independent market research firm Gartner Dataquest.

      Our business is significantly dependent on capital expenditures by semiconductor manufacturers, which are dependent on the current and anticipated market demand for semiconductor chips and electronics equipment. To maintain manufacturing leadership and growth in the semiconductor industry, companies have to make significant capital expenditures and investments in research and development. For example, investments in the production of chips using advanced 130-nanometer and especially 90-nanometer manufacturing technology are an enabler for a broad range of new products that should help drive prolonged and robust growth in the chip industry (increases chip performance, decreases power consumption and reduces cost). Demand for semiconductors is cyclical and has historically experienced periodic expansions and downturns. The semiconductor industry has experienced a prolonged downturn, which began to impact us in the third quarter of fiscal 2001, and continued throughout fiscal 2002 and 2003. The downturn has adversely affected revenues, gross margins and operating results. In response to this severe downturn, we took restructuring actions aimed at aligning our ongoing operating costs with currently expected revenues over the near term. These cost management initiatives have included consolidations of facilities, reductions in workforce, salary and wage reductions and reduced spending. We believe that given the current conditions, we have completed the necessary restructuring actions outlined above as of the end of fiscal 2003. This downturn has also impacted other companies, resulting in an industry-wide consolidation that may have benefited us. We are now preparing for any increase in demand for our products and services that could result from a possible upturn in demand for semiconductor chips and electronics equipment.

Industry Background

      Automation plays a critical role in the manufacturing process of semiconductors. The majority of modern semiconductor fabrication facilities, or fabs, manufacture chips on circular silicon wafers with diameters of 150mm, or 6 inches, and 200mm, or 8 inches. Most recently the industry has begun to adopt wafers with diameter sizes of 300mm, or 12 inches. A production manufacturing batch or lot for 150mm and 200mm wafer sizes consists of 25 wafers, contained in either an open cassette or a fully enclosed pod called SMIF, or standard mechanical interface. Production lots for 300mm manufacturing typically consist of 25 wafers contained in a FOUP, or front-opening unified pod. Both SMIF and FOUP technologies isolate the wafers from their surroundings by creating an ultra-clean “mini-environment” within the pod. One wafer may yield hundreds of chips, and each chip may contain tens or hundreds of millions of microscopic transistors in leading devices. Chips are used in a wide variety of applications, ranging from complex logic and memory chips used in a broad range of computers to application-specific integrated circuits, or ASICs, used in automobiles and consumer products to Digital Signal Processing (DSP) and Analog semiconductors used in the mobile Internet such as color-screen multimedia cell phones.

      In order to create the millions of microscopic transistors and connect them together horizontally and in vertical layers into a functioning integrated circuit, or IC, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Wafers can go through as many as 400 different process steps before completion. As the complexity of semiconductors continues to increase, the number of process steps also increases, resulting in a greater need for automation due to more handling and tracking requirements, and higher number of tools. In addition, with the transition to 300mm wafers, the size, expense and weight of a FOUP of wafers increase significantly, making manual handling of wafers difficult and risky.

      During processing, the wafers need to be physically transported between different process tools, repeatedly identified, tracked, loaded into the equipment and processed, unloaded, verified and inspected, and dispatched to the next process step or storage area. All the above actions can be automated. Automation enables the right material to be delivered at the right time to the right equipment with the right process recipe. Similarly, non-production wafers and durable goods, such as wafer carriers and photolithography masks or reticles used in production, must also be handled, tracked and managed. Consequently, the automation systems physically touch and handle nearly every wafer in the fab, while the software systems manage the data of virtually every manufacturing lot, piece of equipment and resource in the fab.

      The capital expenditure by a semiconductor company in a modern 200mm fab can be as much as $1.5 billion while the cost for a 300mm fab can exceed $2.7 billion. While most 200mm fabs were only partially automated, virtually all 300mm production fabs are fully automated due to the greater weight and value of a production lot. The investment in automation hardware, software and services has grown from approximately $50 million in a 200mm fab to $180 million in a 300mm fab. Typically 75 to 80 percent of the capital investment for a fab is for manufacturing equipment, while the remainder is dedicated to the land, the physical building, the clean room production floor and automation, Internet and facilities infrastructure. We believe we are the only company with a portfolio of hardware and software products and system integration services that can address the total automation market for semiconductor manufacturing.

      Today, almost every aspect of processing includes automation, from material handling to tracking work-in-process to process control and scheduling. Factory and equipment automation directly impact factory performance. Factory performance, in turn, drives semiconductor manufacturers’ ability to:

•	reduce manufacturing costs;

•	reduce cycle time, making the throughput more predictable;

•	deliver products to market first when product profitability is greatest; and

•	reduce defects and improve yield.

      We operate in three segments: equipment automation, factory automation hardware and factory automation software.

      The equipment automation segment provides automated material handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. These include vacuum and atmospheric systems and robots and related components. The primary customers for these solutions are manufacturers of process tool equipment.

      The factory automation hardware segment provides automated material management products and components for use within the factory. Our factory automation hardware products consist of automated storage and retrieval systems and wafer/reticle transport systems based on its proprietary AeroTrak overhead monorail systems and AeroLoader overhead hoist vehicle. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment also provides hardware and software solutions, including mini-environments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

      The factory automation software segment provides software products for the semiconductor manufacturing execution system (“MES”) market, including consulting and software customization. Our software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis.

Equipment Automation

      Modern semiconductor process tools demand fast, error-free handling of the silicon wafers on which the integrated circuits are produced. In the late 1980’s and early 1990’s, many processes done in vacuum, such as chemical vapor deposition or CVD, physical vapor deposition or PVD, dry etching and other processes, changed from batch processing to single wafer processing, driving the need for equipment that could process individual wafers simultaneously in multiple chambers. The single wafer tool configuration is often referred to as a cluster tool because of the typically radial layout, or cluster, of process chambers surrounding one or more central wafer handling robot. The transition to cluster tools greatly increased the demands on the automation system due to increased wafer handling, forcing it to become more reliable than in previous generations. The result was a market need for highly reliable and fast vacuum robots, as well as vacuum cluster tool platforms, both of which were the genesis of our business model.

      Vacuum cluster tool consists of three primary sections: the equipment front-end module or EFEM, the cluster tool platform and the process modules or chambers that are attached to the tool platform. An intermediate chamber, called a load-lock, separates the vacuum environment used in processing from the EFEM, which operates at standard atmosphere. A vacuum robot performs the task of transferring wafers from the load-lock to the process chambers that are mounted on the cluster tool platform. Wafers are placed in the load-lock by atmospheric robots that are housed in the EFEM. Vacuum tool automation includes load-locks, robots and other modules as well as the cluster tool platform.

      The introduction and adoption of new materials and technology in semiconductor processing drove the emergence of important non-vacuum processes such as chemical mechanical planarization, or CMP, and electro-chemical deposition, or ECD, as well as increased dependence on other atmospheric processes such as metrology, all requiring automation. The growth in atmospheric tool automation has been further driven by the transition to 300mm technology and smaller feature sizes on ICs.

      Atmospheric tools consist of an EFEM and a processing portion, but do not require the cluster tool platform. EFEMs have modules called loadports on which wafer carriers are placed. Loadports have mechanisms that open the carriers so that the atmospheric robots can gain access to the wafers in the carriers. The individual atmospheric modules can be sold separately or as an integrated atmospheric system or EFEM which includes the loadports, the atmospheric robots, and other necessary modules such as aligners, fan filter units and control software.

      The evolution of the wafer carrier technology enabled semiconductor manufacturers to reduce both fab construction costs and production defects. Historically, wafer processing has been performed in clean rooms in order to reduce or eliminate particulates in the atmosphere that could create defects on wafers during processing. As the feature sizes on an integrated circuit become exponentially smaller, the need for cleaner air became more critical, and more expensive. In the late 1990’s the semiconductor industry adopted SMIF technology to protect and isolate wafers from the environment. The air in a SMIF pod is 1,000 times cleaner than a typical surgical operating room; it essentially has its own ultra-pure mini-environment. The SMIF technology gained acceptance in many modern 200mm fabs, although open cassettes are still used widely. In the transition to 300mm wafer sizes, the industry adopted the FOUP technology as its new standard. While SMIF was essentially an after-market modification to 200mm equipment, since the time of their original design virtually all 300mm tools have integrated the FOUP technology. Automation enabled the transition from open cassette carriers to mini-environment pods by providing the loadport modules and robotics to transfer the wafers into and out of process tools as well as the means to track and identify the wafers. As a result, the need for automation has increased for both 300mm and 200mm SMIF fabs.

      Equipment automation also includes high-precision airflow and pressure controls for key semiconductor manufacturing applications such as the wafer track used to coat light-sensitive photoresist onto wafers in the photolithography process, as well as high temperature furnaces and stations used for liquid chemical processes, called wet stations or wet benches.

      We have been the market leader in the equipment automation segment since the late 1990’s according to Gartner Dataquest.

Factory Automation Hardware

      We believe that the complexity and expense of semiconductor manufacturing, especially for leading edge advanced fabs, require that all aspects of processing be automated in order to drive down costs, reduce cycle times and increase yields. Hardware used in factory automation includes automated material handling systems, or AMHS, that transports batches of wafers throughout the fab between different process tools and stocking locations and provide storage systems, called stockers, for wafers. Other types of automation hardware needed are wafer sorting equipment also known as sorters, macro-inspection equipment and photolithography automation equipment used primarily for reticle handling, inspection and storage.

      Many modern fabs are laid out in a series of processing rooms or bays that contain similar equipment. Process engineers recognized early in the history of semiconductor manufacturing that human handling of wafer carriers or wafers was a significant source of defects and errors. Automating the transport and handling of wafers to reduce or eliminate human handling created a market for factory automation. For 200mm fabs, AMHS was widely adopted for inter-bay transport only. AMHS consists of rails that are attached to the ceilings in the main aisles between bays on which cars transport the wafer carriers to a stocker at the head of a bay. These stockers automated the storage and retrieval of the carriers. Virtually all the movement of materials within a bay, or intra-bay transport, is done manually in 200mm fabs — operators carry the cassette or SMIF pod from the stocker to a process tool. As wafer sizes have become larger, carriers have become heavier and the value per wafer has increased significantly, resulting in the need for intra-bay automation systems for transporting wafers directly to and from a tool or stocker. These fully automated systems have become the standard method of transport for 300mm manufacturing. Having the capability of tool-to-tool or tool-to-stocker delivery versus the stocker-to-stocker approach used in 200mm manufacturing eliminates the manual handling of carriers by operators.

      Identification of carriers such as SMIF pods and FOUPs has become critical with increased automation. Currently two main technologies are in use, infrared, or IR, and radio frequency, or RF, to identify and track the carriers. IR is used widely in 200mm SMIF fabs, while RF has emerged as the identification technology of choice for 300mm.

      Wafer sorters and inspection systems are other technologies that have increased in importance as fabs move towards minimizing human interaction with product wafers. It is a common requirement in a fab to frequently identify each wafer in a batch, transfer wafers between cassettes or FOUPS, or change a wafer’s slot position within cassettes. Sorters are used extensively to perform these tasks in order to reduce or eliminate human handling of wafers. With the transition to 300mm, wafer sorters are more critical because many batches of wafers in a fab will contain less than 25 wafers and managing this smaller lot size is more complex. In addition, 300mm fabs must track individual wafers rather than batches and this necessity makes the fab software requirements significantly more complex.

      The semiconductor process requiring the largest capital investment is photolithography, or lithography, and the related photomask, also called a reticle. A process tool called a lithography stepper exposes ultraviolet light through the photomask to print a circuit pattern on a wafer that has been coated with light-sensitive photoresist. This lithography process is repeated numerous times over the course of the semiconductor manufacturing process. Each lithography step requires a unique reticle. The capital expenditure for a set of reticles to manufacture one type of IC in a fab can exceed $1 million. In order to protect its investment in reticles, fabs are turning more towards automating the storage, inspection and handling of reticles, representing a growing opportunity in the area of lithography automation.

      We became the market share leader in the factory automation hardware segment for the first time in calendar 2002, according to Dataquest.

Factory Automation Software

      We are a leading provider of software for:

•	manufacturing execution systems, or MES, used within one factory or to manage multiple sites;

•	factory logistics applications such as simulation, scheduling and dispatching;

•	integrating equipment with factory management systems;

•	advanced process control; and

•	data analysis and management.

      In addition, we provide the necessary training, consulting and other services as required by customers to successfully implement and use our software.

      Factory automation software has played an important role in semiconductor manufacturing since the 1970’s. Computer integrated manufacturing was conceived to control the work flow of a process, gather data and track product in a fab, and to measure and analyze fab performance in order to assist in production and business decisions.

      Similar to the MES applications, other software packages were developed by various companies to meet fab requirements, ranging from communicating with and controlling process equipment to factory modeling, scheduling, automated dispatching, planning and data analysis. Industry standards that established protocols for equipment to communicate with a host computer system, and other protocols, paved the way for equipment to be connected online to fab management systems such as the MES, enabling full automation when further integrated with the material handling systems, automated dispatching applications and other software. We entered the factory automation software market through an acquisition strategy aimed at consolidating a number of best-in-class applications into an integrated software suite.

      As semiconductor manufacturing moves towards full automation, factory automation software takes on even more importance. The MES is required to model and store in its database nearly every resource in the fab — production lots, wafers, non-production wafers, equipment, recipes, process plans, operators, engineers, durable goods such as carriers, reticles, and so forth. The MES contains the real-time status of every item so that, as an example, fab managers can track the location of virtually any production lot or the state of virtually any process tool such as running, idle, down, etc. More importantly, this information is available to other software applications so that dispatching decisions, reports, alarms, data analysis and machine commands can be executed automatically.

      We believe it is critical that the major software applications are integrated together to provide an overall solution that meets the increasingly complex demands of automation. These solutions help increase throughput, improve utilization of resources and factory performance, and reduce in-process inventory. Although many of the software applications already have the ability to integrate to other applications or systems, the implementation of individual pieces require services and consulting expertise from the software providers. Services can range from training and best practices consulting to full integration services that essentially deliver a turnkey solution to the customer. We refer our services offerings as solutions delivery.

      The success and functionality of semiconductor MES software allowed it to be applied to other complex industries that require tracking and control of work-in-process, such as in the manufacture of liquid crystal displays or LCD, storage devices such as magnetic thin film heads, medical devices, and telecommunications fiber optics. Likewise, simulation and modeling software can be used in a number of different industries where logistics and planning are important, ranging from airport traffic control to theme park scheduling. Finally, many engineering data analysis and statistical process control products are being used in complex manufacturing environments in addition to the semiconductor industry, such as LCD, precision electronics, automotive, aerospace, and life sciences industries.

      We recognize the importance of providing best-in-class software as well as integrated systems in order to become a leading automation supplier to the semiconductor and other industries. According to Dataquest, we are the largest software product supplier in fab automation and are the second largest supplier in software and services.

Products

Equipment Automation Products and Systems

      We classify our tool automation offerings as either modules or systems. Modules are discrete components such as robots and aligners while systems are pre-integrated assemblies such as the cluster tool platform that may consist of a number of modules provided by us or other suppliers. We provide automation modules and systems for vacuum and atmospheric equipment as well as tool control software, mini-environment products, calibration and alignment products, and high-precision airflow controls primarily for the semiconductor industry. Other industries that we serve in this segment of the market include LCD and data storage. We use a common architecture in the design and production of systems and modules. Shared technologies and common software controls enable us to respond to changing industry demands, such as processing larger 300mm semiconductor wafers. Our OEM customers have the option of either buying individual modules from us and assembling their own systems in-house, or buying the entire automation system from us, pre-assembled, tested and certified from our factory. Slightly less than one-half of our revenue is derived from the equipment automation segment.

      The major modules we offer are vacuum robotics, atmospheric robotics, wet robotics and loadport modules.

      Vacuum modules include:

•	MagnaTran 7, a family of robots used in vacuum processes such as CVD, PVD and etch;

•	VacuTran, the legacy vacuum robot product line; and

•	Triathlon, a new vacuum robot that features improved throughput and high reliability.

      Our atmospheric robot modules include:

•	Reliance, a family of 3-, 4-, and 5-axis robots; and

•	407, a legacy atmospheric robot with a large installed base of customers.

      We also offer modules for wet processing, ie. processes that utilize liquid chemicals such as acid baths for removing material from wafer surfaces, developers for photoresist and cleaning stations. The products we offer include:

•	AquaTran 7 wet robot;

•	Reliance 8, a new family of wet robots for CMP;

•	ECD; and

•	WetBot, a legacy wet robot.

      Modules for LCD process tools include:

•	MagnaTran 70 series vacuum robots for Gen3, Gen4 and Gen5 glass technologies; and

•	DLX and SLX vacuum robots for Gen6 and Gen7 technologies.

      Also within the category of modules sold to OEMs are 300mm FOUP loadports. SMIF loadports, which are primarily sold to factories directly, are described under the factory automation hardware products. Our loadport modules include:

•	FixLoad 6M, a new 300mm loadport;

•	FixLoad 5, a legacy 300mm loadport; and

•	SMIFLoad, a 200mm SMIF loadport.

      Vacuum systems for semiconductor manufacturing that we offer include:

•	Gemini Express, a platform for vacuum cluster tools;

•	InLine Express, a platform for linear, or in-line, tool configurations;

•	Marathon Express, our legacy cluster tool platform; and

•	Custom systems, typically a customer-designed system with our modules.

      Atmospheric systems we offers include:

•	Fab Express, an EFEM for 300mm and 200mm wafer sizes;

•	Atmospheric Express, a controlled environment atmospheric cluster tool for 200mm and smaller wafers; and

•	Custom systems, typically a customer-designed system with our modules.

      For the LCD market, our systems offerings include:

•	Hercules Express, a cluster tool platform; and

•	Bali 400, an EFEM for LCD process tools.

      Modules typically account for half of our revenues in equipment automation, while the remainder is generated from systems.

Factory Automation Hardware

      We sell factory automation hardware directly to the semiconductor manufacturers that addresses their requirements for transport, storage, wafer handling, tracking and inspection. We provide the AMHS to transport and store both wafers and reticles for 200mm and 300mm fabs. We also offer multi-cassette sorting systems and macro-inspection equipment, and advanced lot tracking systems that use either IR or RF technology to enable semiconductor manufacturers to monitor the exact location of work-in-process in their factory. Factory automation hardware accounts for approximately one-fourth of our revenue.

      The first generation 300mm AMHS offerings generally had segregated inter-bay, intra-bay and stocker modules, managed by the material control software. We introduced a new generation product in July 2003, the OneFab AMHS, which provides a unified system using a common layout for both inter-bay and intra-bay, and includes the following:

•	AeroLoader IV vehicles with bi-directional capability for transporting FOUPs throughout the fab and directly loading and unloading process tools;

•	Tracks, straight and curved overhead monorail tracks on which the vehicles travel;

•	Turntables, rotating mechanisms that join multiple tracks;

•	UTS, or under-track storage;

•	UTS Carousel stockers for automated storage and retrieval;

•	OLUS, or Operator Load-Unload Station; and

•	AMHSworks software for material control.

      Our AMHS offerings for 200mm include:

•	AeroTrak vehicles for inter-bay transport;

•	Tracks, straight and curved overhead monorail tracks on which the vehicles travel;

•	Turntables, rotating mechanisms that join multiple tracks;

•	TurboStockers for automated storage and retrieval;

•	TurboStocker XT for inter-floor transport and storage; and

•	TransNet software for material control.

      Our wafer sorting products include:

•	MapTrak Express, our 300mm wafer sorter that can handle multiple cassettes;

•	Advanced Programmable Sorter for open cassettes and 200mm SMIF pods; and

•	A variety of offerings for smaller wafer sizes and different technologies.

      Lithography automation solutions for reticle inspection, storage and management include:

•	Guardian Bare Reticle Stocker for storing reticles; and

•	Zaris, our reticle sorting, cleaning and macro-inspection tool.

      In addition, our AMHS systems are capable of transporting reticles between stockers and lithography tools. We provide 200mm SMIF products directly to factory customers, including:

•	ErgoSpeed II loadport for 200mm SMIF that complements a number of other SMIF products that we provides to our customers;

•	IRIDnet, a tracking system utilizing infra-red technology; and

•	Custom mini-environments and tool enclosures.

      Automated ID and tracking of carriers in a 300mm fab is provided by our RFID readers.

Factory Automation Software

      We offer a range of products, from MES that manage the operations of an entire fab, to logistics software for scheduling and coordinating work flow, to individual software packages designed to meet specific requirements such as preventive maintenance systems for equipment. We also offer integrated systems that incorporate our software on an open architecture to deliver factory automation solutions tailored specifically for customers within the context of their industry. Factory automation software and solutions delivery represents about one quarter of our revenues.

      Our software also provides the capabilities to tie fab software systems into the enterprise and supply chain with planning and logistics software applications. We provide business system integration modules to provide integration between our manufacturing applications and business systems from SAP, Oracle, Peoplesoft (JD Edwards) and others. Real-time dispatching and factory scheduling applications can be used to drive manufacturing according to a customer’s best practices. Automation and job management functions help to control manufacturing workflow and automate decision-making across multiple computer integrated manufacturing systems. Simulation software allows manufacturers to model and analyze the use and performance of their tools, systems and overall manufacturing environment.

      Our MES products span the wide spectrum of factory requirements. Our offerings include:

•	FACTORYworks, a high-end MES that is flexible and highly configurable and can be tailored to meet the advanced requirements of complex operations such as 300mm manufacturing; and

•	Promis Systems, with its robust and mature off-the-shelf functionality and large installed base, more suitable for customers who do not require extensive customization of functionality.

      We have built our software suite of applications by acquiring and developing best-in-class products that complement our MES offerings. Products for equipment integration utilizing the SECS protocol include:

•	CELLworks-Grapheq, a UNIX-based cell controller;

•	WinSECS, a Windows-based equipment integration package;

•	STATIONworks, a Windows-based station control system; and

•	FAbuilder, a Windows-based cell controller.

      Real-time execution systems and logistics software include:

•	RTD, real-time dispatcher;

•	APF Reporter for factory performance reporting and analysis;

•	Activity Manager for coordinating workflow between the transport system and MES;

•	AutoSched for simulation and planning of workflow; and

•	CLASS-MCS for transport control that provides an equipment-neutral software system to manage and control material handling equipment including AMHS systems, conveyors, wafer and reticle stockers, and inter-floor lift devices in clean room environments.

      All of these applications have already been integrated at various customer sites.

      We recognized the growing need for process optimization and advanced process control, APC, in modern fabs. Our offerings for these requirements include:

•	Patterns for fault detection and classification;

•	SEMY Sentinal and ARRC for cell control and run-to-run control applications; and

•	iProcess for factory-wide process and tool health monitoring.

      Engineering data analysis is another important requirement for managing a fab. We offer products that provide extensive data analysis and statistical process control, or SPC, including:

•	SPACE, a module for real-time SPC;

•	ENGINEERINGworks for engineering data collection and data analysis; and

•	RS Series and Cornerstone for design of experiments and statistical analysis.

      We offer unique industry-specific systems that address the comprehensive needs of the customers who prefer a total solutions approach from one supplier, including:

•	300works for 300mm manufacturers; and

•	LCDworks for LCD manufacturers.

      These offerings provide robust applications built around our products and implemented by our staff of domain experts.

      Our software supports a wide range of manufacturing environments, from manual and semi-automated to fully automated operations. In deploying our solutions, manufacturers worldwide have seen improvements in their cycle times, yields, work-in-process levels, customer responsiveness and fulfillment, plant utilization, and their return-on-manufacturing-assets.

      In addition to software packages, we offer comprehensive solutions delivery, training, consulting and post-implementation services designed to empower our customers to realize the capabilities of our products and solutions.

Customers

      We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. In the equipment automation segment, our customers are primarily OEMs. Our factory automation software and hardware customers are primarily semiconductor manufacturers, along with companies who are in the LCD, data storage and other similar industries. We have major customers in the United States, Europe and Asia.

We expect international revenues to continue to represent a significant percentage of total revenues. Our industry is seeing an increasing business shift to Asia, and as a result we have taken steps to increase our presence in this important geography. See Note 13, “Segment and Geographic Information” of Notes to the Consolidated Financial Statements for further discussion of our sales by geographic region and revenue, income and assets by financial reporting segment.

      Relatively few customers account for a substantial portion of our revenues, with the top twenty customers accounting for slightly more than fifty percent of our business. We do not have any single customer who makes up more than ten percent of our overall revenue.

Sales, Marketing and Customer Support

      We market and sell our equipment and factory automation hardware and software in the United States, Asia and Europe through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases a customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization where required, and to assure open communication and support.

      Our marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, and publication of press releases and articles in business and industry publications. To enhance communication and support, particularly with our international customers, we maintain sales and service centers in the United States, China, Japan, South Korea, Taiwan, Singapore, Malaysia, the United Kingdom and Germany. These facilities, together with our headquarters, maintain local support capability and demonstration equipment for customers to evaluate. Customers are encouraged to discuss the features and applications of our demonstration equipment with our engineers located at these facilities.

      We also provide services to assist customers, including the installation of hardware products, software implementation, product training, consulting and on-site support. We strive to provide world-class support to our customers to help make them successful users of our products through:

•	Telephone technical support;

•	Direct training programs;

•	User symposia and seminars; and

•	Operating manuals and other technical support information for our products.

      We maintain spare parts inventories in regional hubs to enable our personnel to serve our customers and to service our products more efficiently.

Competition

Equipment Automation

      The semiconductor and LCD process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The majority of equipment automation is still done in-house by OEMs. As a result, we believe that our primary opportunity in this area is from the larger semiconductor and LCD OEMs that currently satisfy their substrate handling needs in-house rather than by purchasing them from an external supplier such as us. For example, Applied Materials, the leading process equipment OEM, develops and manufactures a majority of its own central vacuum wafer handling systems and vacuum modules. Our competitors among external suppliers are primarily Japanese companies such as Daihen, Daikin and Yaskawa.

      Equipment automation suppliers of atmospheric modules and systems that compete with us are Asyst, Hirata, Kawasaki, Newport, Rorze, TDK and Yaskawa.

      We believe our customers will purchase our equipment automation products as long as we continue to provide the necessary throughput, reliability, contamination control and accuracy for their advanced processing tools at an acceptable price point. We believe that we have very competitive offerings with respect to all of these factors; however, we cannot guarantee that we will be successful in selling our products to OEMs who currently satisfy their automation needs in-house or from other independent suppliers, regardless of the performance or the price of our products.

      In addressing the Asian markets, we may be at a competitive disadvantage to local suppliers.

Factory Automation Hardware

      We believe that the competitive factors in the factory automation hardware market are technical capabilities, reliability, price/ performance, ease of integration and global sales and support resources. We believe that our solutions compete favorably with respect to all these factors.

      In the AMHS market, we encounter direct competition primarily from Asyst-Shinko, Daifuku and Murata. These competitors have a particularly strong presence in Japan, which places us at a disadvantage in the Japanese market. All three competitors have viable and similar offerings for 300mm, which in turn places pressure on pricing and potentially reduces profitability. We have introduced a new product, the OneFab AMHS, which puts a premium on the software utilized to meet system requirements while simplifying and reducing the hardware. As a result we believe that our offering is highly differentiated from that of our competitors and our pricing can be competitive.

      RECIF and Rorze are our chief competitors in the wafer sorter market. We believe we are able to compete in this market when comparing the technical capabilities of our products against those of our competitors. We also believe that we benefit from our customers’ confidence in our financial and technical resources as compared to those of our competitors.

      The lithography automation market is still an emerging market, while our chief competitor in SMIF opportunities is Asyst.

      Some of these competitors have greater engineering, manufacturing and marketing capabilities than we do.

Factory Automation Software

      We believe that the primary competitive factors in the end-user market for factory automation software are product functionality, degree of integration with other applications, compatibility of hardware and software architecture, price/ performance, ease of implementation, cost of ownership, vendor reputation and financial stability. We believe our products compete favorably with other systems with regards to the factors listed above due to the unique nature of the factory automation software segment. We also believe that the relative importance of these competitive factors may change over time.

      We experience direct competition in the factory automation software market from various companies, including Applied Materials, Camstar, Hewlett Packard, IBM and numerous small independent software companies. In some cases, we are able to sell our software products to our direct competitors. For example, Daifuku uses our software to control the operations of their AMHS hardware.

      Many customers purchase software products from more than one supplier. Even in cases where a competitor is selected over us for a particular application, we may still gain substantial business with that customer since our product offerings cover a wide range of requirements and are considered best-in-class for many applications.

      In advanced fabs, a greater burden is placed on software and implementation of increasingly complex automation applications, resulting in a critical need for integration of many different software and hardware components. We compete against large organizations such as IBM and Hewlett Packard to deliver complete solutions for customers; however in other cases, we cooperate with those same companies to create a partnership for delivering solutions to customers. Sometimes when we subcontract our products and services to another company, our ability to win business is highly dependent on the success of the prime contractor with whom we have partnered.

Research and Development

      Our research and development efforts are focused on developing new products and services as well as further enhancing the functionality, degree of integration, reliability and performance of our existing products. Our engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their counterparts in customer organizations and have used these relationships to identify market demands and focus our research and development investment to meet those demands. With the rapid pace of change that characterizes semiconductor technology it is essential for us to provide high-performance and reliable products in order for us to maintain our leadership position. Software in particular represents a business that relies heavily on research and development resources to develop, enhance and support our products.

Manufacturing

      Manufacturing is one of our core competencies. Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of our products. Our Chelmsford, Massachusetts manufacturing facility is ISO 9001 certified for legacy vacuum products. Our Kiheung, Korea manufacturing facility is ISO 9001 certified and our Jena, Germany manufacturing facility is ISO 9001:2000 certified.

      We utilize a just-in-time manufacturing strategy, based on the concepts of demand flow technology, for a large portion of our manufacturing process. We believe that this strategy coupled with the outsourcing of non-critical components such as machined parts, wire harnesses, PC boards, etc. reduces fixed operating costs, improves working capital efficiency, reduces manufacturing cycle times and improves flexibility to rapidly adjust our production capacities. While we often use single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, we believe that these parts and materials are readily available from other supply sources.

      We have established a subsidiary in India to provide low cost off-shore engineering resources for sustaining mature software products. As a result, our core staff of software engineers should be better enabled to focus on research and development of new technology and enriching the functions of currently active products.

Patents and Proprietary Rights

      We rely upon patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

      We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program. We cannot guarantee that any patent obtained will provide protection or be of commercial benefit to us. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2003, we have obtained 181 United States patents and had 70 United States patent applications pending on our behalf. In addition, we have obtained 248 foreign patents and had 213 foreign patent applications pending on our behalf. Our United States patents expire at various times from May 2005 to May 2022. We cannot guarantee that our pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to ours. These patent applications may have priority over patent applications filed by us.

      We have successfully licensed our FOUP load port technology to several companies and continues to pursue the licensing of this technology to more companies that we believe are utilizing our intellectual property.

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. We have in the past been, and may in the future be, notified that we may be infringing intellectual property rights possessed by other third parties. We cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against our intellectual property rights, we may seek to enter into a royalty or licensing arrangement. We cannot guarantee, however, that a license will be available on reasonable terms or at all. We could decide in the alternative to resort to litigation to challenge such claims or to attempt to design around the patented technology. Litigation or an attempted design around could be costly and would divert our management’s attention and resources. In addition, if we do not prevail in such litigation or succeed in an attempted design around, we could be forced to pay significant damages or amounts in settlement. Even if a design around is effective, the functional value of the product in question could be greatly diminished.

      We received notice from General Signal Corporation twice in 1992 and once in 1994, alleging infringement of patents then owned by General Signal, relating to cluster tool architecture, by certain of our products. The notification advised us that General Signal was attempting to enforce its rights to those patents in litigation against Applied Materials. According to a press release issued by Applied Materials in November 1997, Applied Materials settled its litigation with General Signal by acquiring ownership of five General Signal patents. Although not verified, these five patents would appear to be the patents referred to by General Signal in its prior notice to us. Applied Materials has not contacted us regarding these patents.

      We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgement of noninfringement was recently granted in that case by the District Court and judgement was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Asyst has filed a notice of its intention to appeal that adverse judgement.

      We had received notice that Asyst might amend its complaint in this Jenoptik litigation to name us as an additional defendant, but no such action was ever taken. Based on our investigation of Asyst’s allegations, we do not believe we are infringing any claims of Asyst’s patents. We intend to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patent. If Asyst prevails in its appeal and ultimately in its case against Jenoptik, Asyst may seek to prohibit us from developing, marketing and using the IridNet product without a license. We cannot guarantee that a license would be available to us on reasonable terms, if at all. If a license from Asyst were not available, we could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, we could face litigation with Asyst. Jenoptik has agreed to indemnify us for any loss we may incur in this action.

      In addition, Asyst made assertions in approximately 1995 that certain technology employed in products manufactured and sold by Hermos Informatik GmbH infringed one or more of Asyst’s patents. We acquired Hermos in July 2002. To date Asyst has taken no steps to assert or enforce any such rights against us, and to our knowledge, Asyst never commenced enforcement proceedings against Hermos prior to its acquisition by us. Should Asyst seek to pursue any such claims against Hermos or us, we would be subject to all of the business and litigation risks identified in the preceding paragraph.

      In connection with the acquisition the e-Diagnostics product business in June 2001, we could be required to make additional cash payments under certain conditions. If we elected to settle any or all potential contingent payments in cash, additional cash payments aggregating a maximum of $8.0 million over the next two years could be required for payment of consideration contingent upon meeting certain performance objectives.

Backlog

      Backlog for our products as of September 30, 2003, totaled $112.7 million as compared to $125.7 million at September 30, 2002. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for our equipment automation segment, factory automation hardware segment, factory automation software segment and other segment was $62.2 million, $14.9 million, $33.5 million and $2.1 million, respectively, at September 30, 2003. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Employees

      At September 30, 2003, we had approximately 1,900 employees as compared to approximately 3,000 at September 30, 2002. We believe our future success will depend in large part on our ability to attract and retain highly skilled employees. Approximately 140 employees in our Jena, Germany facility are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

      Our Internet website address is http://www.brooks.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonable practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Gartner Information

      Information contained in this annual report on Form 10-K attributable to Gartner, Gartner Dataquest or Dataquest as reflected in their 2002 Manufacturing Equipment Market Share Analysis published in April 2003 and in their 2002 Semiconductor Equipment Market Share Analysis dated April 21, 2003 represents Gartner’s estimates and we make no representation that this information represents facts.

Item 2.	Properties

      Our corporate headquarters and primary manufacturing/ research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We have a lease on a fourth building in Chelmsford adjacent to the three that we own. The leased building is partially subleased. We completed renovating the leased building for our own use as a manufacturing facility in June of 2003. In summary, we maintain the following active facilities:

Ownership
		Square Footage	Status/Lease
Location	Functions	(approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing, hardware and software R&D	295,000	Owned
Chelmsford, Massachusetts	Manufacturing, training, warehouse	92,750 (34,000 subleased)	September 2014

			Ownership
		Square Footage	Status/Lease
Location	Functions	(approx.)	Expiration

Jena, Germany	Manufacturing, R&D hardware, sales, support, training (5 buildings)	54,500	Several Leases with terms that end from 11/04 to 12/05
Salt Lake City, Utah	R&D software, training	46,900	September 2006
Mountain View, California	Sales and support, R&D hardware and software	31,000	January 2005
Kiheung, South Korea	R&D hardware, sales and support	28,400	September 2005 (with mutual 90 day termination right)
Phoenix, Arizona	R&D hardware and software	19,500	Owned
Toronto, Canada	R&D software, sales and support	19,000	December 2006

      Our equipment automation and factory automation hardware segments utilize the facilities in Massachusetts, California, Canada, South Korea, and Germany. Our factory automation software segment utilizes facilities in Massachusetts, Utah, Arizona, and Canada. Our other segment utilizes our facilities in Massachusetts.

      There are a number of properties that are owned or leased by us that we do not use or occupy at this time. These vacant properties include a total of approximately 413,000 square feet of a mix of office space and manufacturing/ research and development space. We actively explore options to market these surplus properties for sublease or sale or to negotiate early termination agreements for the leases in question.

      In addition to the property above, we classify an additional 92,000 square feet of space as sub-leased office and flexible use space. Additionally, we own a 23,000 square foot building in Bountiful, Utah, which is fifty percent sub-leased.

      We maintain additional sales, support, service, and training offices in the United States (New York, North Carolina, Pennsylvania, Texas, Vermont), and overseas in Europe (Belgium, France, Germany, UK, Scotland), as well as in Asia (Japan, China, Malaysia, Singapore, South Korea, India and Taiwan) and the Middle East (Israel).

Item 3.	Legal Proceedings

      From time to time various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against Brooks, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters. However, we are not a party to any material pending legal proceedings. See “Patents and Proprietary Rights,” in Part I, Item 1, “Business,” for a description of certain potential patent disputes.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the quarter ended September 30, 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the Nasdaq National Market:

	High	Low

Fiscal year ended September 30, 2003
First quarter	$15.80	$8.95
Second quarter	$13.43	$8.76
Third quarter	$12.66	$7.59
Fourth quarter	$27.68	$11.59

Fiscal year ended September 30, 2002
First quarter	$43.24	$25.22
Second quarter	$51.21	$41.72
Third quarter	$44.70	$23.71
Fourth quarter	$25.76	$11.22

Number of Holders

      As of November 25, 2003, there were 1,052 holders on record of our common stock.

Dividend Policy

      We have never paid or declared any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Issuance of Unregistered Common Stock

      On October 9, 2002, we acquired Microtool, Inc. in exchange for cash and 170,001 shares of our common stock. On February 6, 2003, we finalized the purchase price and issued an additional 19,999 shares of our common stock. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

      On November 19, 2002, we finalized the purchase price of General Precision, Inc. and issued an additional 15,869 shares of our common stock. The common stock issued in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving any public offering. The shares issued in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

      On February 26, 2003, we finalized the purchase price of Hermos Informatik GmbH and issued an additional 249,192 shares of our common stock. The common stock issued in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering and Regulation S promulgated thereunder. The shares issued in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

      On August 28, 2003, we issued 34,433 shares of our common stock of the 140,600 shares reserved for issuance under the acquisition agreement of Intelligent Automation Systems, Inc. and IAS Products, Inc. Under the acquisition agreement, 106,167 shares remain reserved for issuance over the next two years. The common stock issued and reserved for issuance in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 to sales by an issuer not involving any public offering. The shares in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,

	2003(1)(2)(7)	2002(3)(8)	2001(4)	2000(5)(6)	1999(6)

	(In thousands, except per share data)
Revenues	$343,610	$304,254	$381,716	$337,184	$122,957
Gross profit	$103,666	$83,044	$152,384	$160,725	$55,152
Income (loss) from operations	$(158,398)	$(627,818)	$(43,904)	$20,084	$(11,822)
Income (loss) before income taxes and minority interests	$(180,640)	$(627,412)	$(36,523)	$28,444	$(10,448)
Net income (loss)	$(185,760)	$(719,954)	$(29,660)	$15,109	$(9,534)
Accretion and dividends on preferred stock	$—	$—	$90	$120	$774
Net income (loss) attributable to common stockholders	$(185,760)	$(719,954)	$(29,750)	$14,989	$(10,308)
Basic earnings (loss) per share	$(5.05)	$(27.90)	$(1.65)	$0.96	$(0.89)
Diluted earnings (loss) per share	$(5.05)	$(27.90)	$(1.65)	$0.88	$(0.89)
Shares used in computing basic earnings (loss) per share	36,774	25,807	18,015	15,661	11,542
Shares used in computing diluted earnings (loss) per share	36,774	25,807	18,015	17,192	11,542

	As of September 30,

	2003	2002	2001	2000(6)	1999(6)

	(In thousands, except per share data)
Total assets	$492,701	$657,497	$709,704	$519,786	$197,300
Working capital	$135,155	$176,338	$282,163	$306,836	$106,803
Notes payable and revolving credit facilities	$—	$—	$17,122	$16,350	$6,183
Current portion of long-term debt and capital lease obligations	$98	$8	$392	$524	$544
Convertible subordinated notes due 2008	$175,000	$175,000	$175,000	$—	$—
Long-term debt and capital lease obligations (less current portion) and senior subordinated note	$25	$177	$31	$332	$6,732
Redeemable convertible preferred stock	$—	$—	$—	$2,601	$2,481
Members’ capital	$—	$—	$—	$—	$930
Stockholders’ equity	$162,286	$308,235	$424,169	$415,284	$137,913

	Year Ended September 30, 2003(1)(2)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(7)

	(In thousands, except per share data)
Revenues	$84,855	$92,964	$84,045	$81,746
Gross profit	$24,374	$24,652	$27,594	$27,046
Net loss	$(70,986)	$(28,801)	$(36,434)	$(49,539)
Basic and diluted loss per share	$(1.95)	$(0.79)	$(0.99)	$(1.33)

	Year Ended September 30, 2002(3)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(8)

	(In thousands, except per share data)
Revenues	$58,182	$57,124	$85,762	$103,186
Gross profit	$20,841	$18,851	$26,672	$16,680
Net loss	$(9,885)	$(12,576)	$(24,197)	$(673,296)
Basic and diluted loss per share	$(0.50)	$(0.63)	$(0.89)	$(18.76)

(1)	Amounts include results of operations of Microtool, Inc. (acquired October 9, 2002) for the periods subsequent to its acquisition.

(2)	Amounts include our share of the results of operations of Brooks Switzerland (disposed May 16, 2003) in accordance with the equity method of accounting, for the periods subsequent to its disposition.

(3)	Amounts include results of operations of Hermos Informatik GmbH (acquired July 3, 2002); PRI Automation, Inc. (acquired May 14, 2002); Intelligent Automation Systems, Inc. and IAS Products, Inc. (acquired February 15, 2002); Fab Air Control (acquired December 15, 2001); the Automation Systems Group of Zygo Corporation (acquired December 13, 2001); Tec-Sem A.G. (acquired October 9, 2001) and General Precision, Inc. (acquired October 5, 2001) for the periods subsequent to their respective acquisitions.

(4)	Amounts include results of operations of SEMY Engineering, Inc. (acquired February 16, 2001), the KLA e-Diagnostics product business (acquired June 26, 2001), CCS Technology, Inc. (acquired June 25, 2001) and SimCon N.V. (acquired May 15, 2001) for the periods subsequent to their respective acquisitions.

(5)	Amounts include results of operations of the Infab Division of Jenoptik AG (acquired September 30, 1999); Auto-Soft Corporation and AutoSimulations, Inc. (acquired January 6, 2000) and MiTeX Solutions (acquired June 23, 2000) for the periods subsequent to their respective acquisitions.

(6)	Amounts have been restated to reflect the acquisition of Progressive Technologies, Inc. in a pooling of interests transaction effective July 12, 2001.

(7)	Amounts include a net credit of $(0.3) million of acquisition-related and restructuring charges and $40.0 million for asset impairments.

(8)	Amounts include charges of $24.1 million of acquisition-related and restructuring charges, $479.3 million for asset impairments and $106.7 million for deferred tax write-offs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

Overview

      We are a leading supplier of automation products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make process equipment for semiconductor manufacturing. Our offerings range from hardware and software modules to fully integrated systems and services. Although our core business addresses the increasingly complex automation requirements of the global semiconductor industry, we are also focused on providing automation solutions for a number of related industries, including flat panel display manufacturing, data storage and other complex manufacturing.

      We operate in three major segments: equipment automation, factory automation hardware and factory automation software. Equipment or tool automation consists of hardware and software used on or within process tools to move individual wafers in and out of a tool. Factory automation hardware consists of equipment used inside the fab, but external to a process tool, to automate the handling of batches of wafers or other material throughout the production floor, as well as specialized tools for automatically sorting, storing and inspecting material. Factory automation software is used within a factory in computer integrated manufacturing for controlling and managing production and resources in a fab. We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies.

      Traditionally, our foreign revenues have been generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of our international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are reflected as “Accumulated other comprehensive income (loss),” which is a component of stockholders’ equity. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will be exposed to increased risk of currency fluctuation.

      In view of the recent downturn in the semiconductor industry and the resulting market pressures, together with recent indications of a possible market recovery, we are focusing our major efforts in the following areas:

•	Controlling and reducing costs;

•	Aligning costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flow, even if the recent downturn continues;

•	Consolidating and integrating the businesses and assets that we have acquired in recent years;

•	Completing the consolidation of manufacturing without diminishing our ability to respond to customer demand, either currently or at such time as market conditions improve;

•	Developing the products and services required for future success in the market;

•	Expanding sales and service in China;

•	Expanding into other industries such as flat panel display manufacturing and life sciences;

•	Preparing ourselves for possible increases in customer demand in the event of a market upturn while at the same time maintaining expense control and limiting increases to our cost structure; and

•	Improving the efficiency of our internal information and business systems.

Acquisitions/Dispositions

      On May 16, 2003, we sold 81% of the common stock of Brooks-PRI Automation (Switzerland) GmbH (“Brooks Switzerland”) for $0.5 million. As described below, Brooks Switzerland held the technology and assets associated with the former Tec-Sem A.G. (“Tec-Sem”) acquisition on October 9, 2001. We retained a 19% equity interest in Brooks Switzerland and retained ownership of certain technology associated with semiconductor lithography. Accordingly, the Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2003 include our share of the results of Brooks Switzerland for the period subsequent to its disposition.

      On October 9, 2002, we acquired Microtool, Inc. (“Microtool”), a Colorado Springs, Colorado company that provides service diagnostics for the 200mm and 300mm equipment markets. This transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, our Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2003, include the results of this acquired entity for the period subsequent to its acquisition.

      On July 3, 2002, we acquired Hermos Informatik GmbH (“Hermos”), from its parent, The Hermos Group. Hermos, located in Germany, is a provider of wafer carrier ID readers for the 300mm market. On May 14, 2002, we completed the acquisition of PRI Automation, Inc. (“PRI”). PRI, principally located in Billerica, Massachusetts and Mountain View, California, supplied advanced factory automation systems equipment, software and services designed to optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. On February 15, 2002, we acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), two privately held companies affiliated with each other, previously located in Cambridge, Massachusetts. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. On December 15, 2001, we acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, we acquired the Automation Systems Group of Zygo Corporation (“Zygo”). Zygo, previously located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, we acquired 90% of the capital stock of Tec-Sem A.G., a Swiss company and subsequently exercised an option to acquire the remaining 10% of Tec-Sem’s capital stock during March 2002. Tec-Sem is a manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. As described above, Tec-Sem was subsequently sold in May 2003. On October 5, 2001, we acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, previously located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, our Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2002, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

      On July 12, 2001, we acquired Progressive Technologies, Inc. (“PTI”) in a transaction accounted for as a pooling of interests initiated prior to June 30, 2001. Accordingly, our consolidated financial statements and notes thereto have been restated to include the financial position and results of operations of PTI for all periods prior to the acquisition. PTI is engaged in the development, production and distribution of air-flow regulation systems for clean room and process equipment in the semiconductor industry. Prior to its acquisition by us, PTI’s fiscal year-end was December 31. As a result of conforming dissimilar year-ends, PTI’s results of operations for the three months ended December 31, 2000, were included in both of our fiscal years 2001 and 2000. An amount equal to PTI’s net income attributable to common stockholders for the three months ended December 31, 2000 was eliminated from consolidated accumulated deficit for the year ended

September 30, 2001. PTI’s revenues, net income and net income attributable to common stockholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

      On June 26, 2001, we completed the purchase of KLA-Tencor, Inc.’s e-Diagnostics product business (“e-Diagnostics”). The e-Diagnostics software programs enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. On June 25, 2001, we acquired CCS Technology, Inc. (“CCST”), a supplier of 300mm automation test and certification software located in Williston, Vermont. On May 15, 2001,we acquired SimCon N.V. (“SimCon”), a value-added reseller for our simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, we acquired SEMY Engineering, Inc. (“SEMY”), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, we acquired substantially all of the assets of a scheduling and simulation software and service distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”). Accordingly, our Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

      In June 1999, we formed a joint venture in Korea. This joint venture is 70% owned by us and 30% owned by third parties unaffiliated with us. We consolidate fully the financial position and results of operations of the joint venture and account for the minority interest in the consolidated financial statements.

Related Parties

      Kenneth M. Thompson, a member of the Board of Directors until his death in April 2003 also served as president, chief executive officer and a director of AvantCom Network, Inc. (“AvantCom”), a California supplier of Internet-based diagnostics software. In March 2001, we entered into a non-binding letter of intent with AvantCom relating to a proposed business combination. The letter of intent contemplated the payment by us to AvantCom of approximately $14.0 million in cash and stock and up to 25% of subsequent related billings for the purchase of certain assets related to AvantCom’s proprietary e-Diagnostics software product. Upon execution of the letter of intent, we advanced AvantCom $2.0 million against the purchase price for working capital purposes. During the subsequent negotiation process, the parties were unable to reach a mutually satisfactory purchase agreement and the parties abandoned the transaction. Pursuant to the terms of the letter of intent, AvantCom was obligated to either return the advance or grant us a non-exclusive license to its e-Diagnostics software in exchange therefore. AvantCom has elected to grant us the license and we recorded a charge of $2.0 million in the year ended September 30, 2002 related to the unrecovered advance. Mr. Thompson did not participate in any negotiations related to the proposed transaction.

      On June 11, 2001, we appointed Joseph R. Martin to our Board of Directors. Mr. Martin is also vice chairman and a director of Fairchild Semiconductor International, Inc. (“Fairchild”), one of our customers. Accordingly, Fairchild is considered a related party for the period subsequent to June 11, 2001. Revenues from Fairchild for the years ended September 30, 2003 and 2002 were approximately $250,000 and $616,000, respectively. Revenues from Fairchild for the period from June 11, 2001 through September 30, 2001 were approximately $32,000. The amounts due from Fairchild included in accounts receivable at September 30, 2003 and 2002 were $38,000 and $68,000, respectively.

      Another of our directors, Roger D. Emerick, had previously also been a director of Lam Research Corporation (“Lam”), one of our customers. On January 23, 2001, Mr. Emerick resigned his position with Lam. Accordingly, Lam is not considered a related party in subsequent reporting periods. Revenues that were recognized from Lam in fiscal year 2001 through January 23, 2001 were $13.9 million.

      Related party transactions and amounts included in accounts receivable and revenue are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, excess component order cancellation costs, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions both in general and specifically in relation to the semiconductor industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As discussed under “Restructuring,” “Asset Impairments” and the year over year comparisons below, actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenues

      Revenue from product sales and software licenses that do not include significant customization is recorded upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. Shipping terms are customarily FOB shipping point. Costs incurred for shipping and handling are included in revenues and cost of sales. A provision for product warranty costs is recorded to estimate costs associated with warranty liabilities. When significant on site customer acceptance provisions are present in the arrangement, revenue is generally recognized upon completion of customer technical acceptance testing. In the event significant uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by us or the uncertainties are resolved.

      We enter into two types of significant multi-element arrangements: tailored software arrangements, described below, and software sales with post-contract support. Revenue for the undelivered support on multi-element software sales with post-contract support is deferred based on vendor specific objective evidence of the value of the support.

      For tailored software contracts, we provide significant consulting services to tailor the software to the customer’s environment. If we are able to reasonably estimate the level of effort and related costs to complete the contract, we utilize the percentage-of-completion method. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. If our ability to complete the tailored software is uncertain or if we cannot reasonably estimate the level of effort and related costs, completed contract accounting is applied. Losses, if any, are provided for in the period in which such losses are first identified by management. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to services and maintenance agreements and long term contracts accounted for using the completed contract method.

      In transactions that include multiple products and/or services, we allocate the sales value among each of the deliverables based on their relative fair values and recognizes such revenue when they are delivered.

      Revenue recognition involves judgments, and assessments of expected returns, the likelihood of nonpayment and estimates of expected costs and profits on long-term contracts. We analyze various factors, including a review of specific transactions, historical experience, credit-worthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Intangible Assets and Goodwill

      We have made a number of acquisitions, and as a result, identified significant intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows change and are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on one of three methods. For assets related to ongoing operations that we plan to continue, we use a projected undiscounted cash flow method to determine whether impairment exists, and then measure impairment using discounted cash flows. For assets to be disposed of, we assess the fair value of the asset based on current market condition for similar assets. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measures impairment as the difference between the resulting implied fair value of goodwill and the recorded book value.

      The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Accounts Receivable

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate or economic conditions were to further deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, with a resulting charge to results of operations.

Restructuring

      We provide reserves for estimated severance benefits and estimated lease obligations net of estimated sublease income for abandoned facilities. Should actual severance benefits and lease obligations differ from our estimates, excess reserves may be identified or additional reserves may be required, with a resulting benefit or charge to results of operations.

Warranty

      We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and may result in additional charges to results of operations.

Inventory

      We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We fully reserve for inventories deemed obsolete. We perform periodic reviews of all inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand, based upon sales and marketing inputs through our planning systems. If estimates of demand diminish further or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Restructuring

      Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s, that are, in turn, dependent on the current and anticipated market demand for semiconductors. Our revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry has experienced such a downturn during the past two years. The downturn adversely affected revenues, gross margins and operating results. In response to this prolonged and continued downturn, we have implemented and continue to implement cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. Although we continue to address cost management in response to the downturn, we will continue to invest in those areas which we believe are important to our long-term growth, including customer support and new products.

Fiscal 2003 Restructuring

      Based on estimates of our near term future revenues and operating costs, we announced and implemented in fiscal 2003 several plans to take additional and significant cost reduction actions. Accordingly, charges of $45.9 million were recorded for these actions. Of this amount, $27.0 million related to workforce reductions of approximately 1,000 employees, $12.8 million related to excess facilities and $6.1 million related to the write-off of capitalized costs of cancelled internal systems application infrastructure programs. Excess facilities charges of $12.8 million consisted of $2.7 million for excess facilities identified in fiscal 2003 that were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facilities in the future. Costs incurred prior to vacating the facilities are being charged to operations. The remaining $10.1 million represents a reevaluation of assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms are based on management’s evaluation of the rental space available. Periodically, the accruals related to restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously accrued and recorded initiatives. During fiscal 2003, we identified $4.7 million of excess accruals associated with headcount reduction plans previously announced and implemented and $1.2 million of excess accruals for other restructuring costs. The final costs associated with these actions were lower than originally anticipated and accrued. As a result, the excess accruals for these actions were reversed, with a corresponding reduction to restructuring expense. We believe that the cost reduction programs implemented will align costs with revenues and allow us to achieve breakeven results and eventual profitability. In the event we are unable to achieve this alignment, additional cost cutting programs may be required in the future. Given the severity of current market conditions, however, we cannot make any assurance that these cost reduction programs will actually align our operating expenses and revenues or be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

Fiscal 2002 Restructuring

      In September 2002, we approved a formal plan of restructure in response to the ongoing downturn in the semiconductor industry, which continued to exert downward pressure on our revenues and cost structure. To that effect, we recorded restructuring charges of $16.1 million in the fourth quarter of the fiscal year. Of this amount, $9.1 million was related to workforce reductions of approximately 430 employees, which was paid in fiscal 2003, $6.7 million was for the consolidation of several of our facilities, and $0.3 million was for other restructuring costs. These measures were largely intended to further align our capacity and infrastructure to anticipated customer demand, which was adversely affected by the continuing downturn in the semiconductor industry. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for our excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space was expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities were charged to operations.

      As part of the plan to integrate the PRI acquisition, certain sales, technical support and administrative functions were combined and headcount and related costs reduced. Accordingly, during the third quarter of fiscal 2002, we recorded $2.8 million of restructuring charges comprised of $1.3 million for workforce reduction-related costs for our existing employees, $0.4 million related to our excess existing facilities and $1.1 million of other restructuring costs. The $0.4 million for our excess facilities was recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time that these facilities are expected to be vacated and there were no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities were charged to operations.

      Restructuring costs of $13.5 million for former PRI employees, $11.1 million for PRI facilities and $2.3 million for other costs were accrued as part of the purchase accounting for the PRI acquisition, relating to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel. We anticipated headcount reductions of approximately 325 people across all functional areas of the combined company and, as such, included an estimated accrual for workforce reductions of $13.5 million comprised of severance, employee benefits and outplacement support. As of September 30, 2002, 236 of these employees had been terminated, and $9.6 million of severance and other workforce-related costs had been paid. The former chief executive officer of PRI entered into a non-competition agreement with us, which became effective upon completion of the combination and which required a total payment of $1.1 million over a two-year period. We identified redundant facilities consisting of sales and support offices, manufacturing facilities and administrative offices. As such, an accrual of $11.1 million to terminate lease obligations under these agreements was provided. These payments represent the fair value of the minimum rental commitment on facilities with lease terms to 2011. As discussed above, we accrued an additional $10.1 million in fiscal 2003 related to these facilities. In addition, we accrued $1.2 million for amounts to be incurred subsequent to the acquisition related to legal costs to close subsidiaries of PRI.

      Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the year ended September 30, 2002, we identified excess workforce-related accruals recorded for earlier initiatives of $0.4 million, which were reversed in the year ended September 30, 2002.

Fiscal 2001 Restructuring

      In September 2001, we approved a formal plan of restructure in response to the downturn in the semiconductor industry. To that effect, we recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million was related to workforce reductions of approximately

140 employees, which was paid in 2002, and $3.4 million for the consolidation and strategic focus realignment of several facilities. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for our excess facilities were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time the space was expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities were charged to operations.

      The activity related to our restructuring accruals described above is below (in thousands):

	Fiscal 2003 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2002	Expense	Accounting	Reversals	Utilization	2003

Facilities	$18,977	$12,808	$—	$—	$(7,473)	$24,312
Workforce-related	13,480	27,029	—	(4,658)	(30,896)	4,955
Other	1,329	—	—	(1,170)	(159)	—

	$33,786	$39,837	$—	$(5,828)	$(38,528)	$29,267

	Fiscal 2002 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2001	Expense	Accounting	Reversals	Utilization	2002

Facilities	$3,309	$7,096	$11,055	$—	$(2,483)	$18,977
Workforce-related	1,952	10,451	13,519	(372)	(12,070)	13,480
Other	—	1,467	2,292	—	(2,430)	1,329

	$5,261	$19,014	$26,866	$(372)	$(16,983)	$33,786

	Fiscal 2001 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2000	Expense	Accounting	Reversals	Utilization	2001

Facilities	$507	$3,369	$—	$—	$(567)	$3,309
Workforce-related	20	2,000	—	—	(68)	1,952
Other	11	—	—	—	(11)	—

	$538	$5,369	$—	$—	$(646)	$5,261

Asset Impairments

      We elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, we ceased the ratable amortization of goodwill on that date.

      We were required to perform an annual impairment test of our goodwill by March 31, 2002 under the provisions of FAS 142. We completed our initial testing as required and determined that there was no impairment as of October 1, 2001. We compared the fair value of each reporting unit to its recorded book value. An excess of book value over fair value indicates that an impairment of goodwill exists. The fair value of goodwill is determined on an implied residual basis by deducting the fair value of all assets and liabilities of the reporting unit, including non-acquired intangible assets not recorded, from the total fair value of the reporting unit. Impairment of goodwill is measured as the excess of the recorded value of goodwill over the implied residual value. The impairment testing was based on discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated lives of the primary assets of the reporting unit. During this annual impairment test in fiscal 2003, as we completed our annual budgeting process, we concluded that the goodwill related to our factory automation hardware segment was impaired due to estimated revenues and cash flows of our product offerings related to this segment. The write-down of goodwill of $40.0 million is included within “Amortization of acquired intangible assets and asset impairment charges” in our Consolidated Statement of Operations for the year ended September 30, 2003.

      In fiscal 2002, primarily as a result of the continuing downturn in the semiconductor industry and uncertainty as to the timing and speed of recovery for the sector, we concluded that goodwill related to our equipment automation, factory automation hardware and factory automation software segments was impaired. Accordingly, we recorded a charge to operations of $334.2 million for the write-down of goodwill. The write-down of goodwill is included within “Amortization of acquired intangible assets and asset impairment charges” in our Consolidated Statement of Operations for the year ended September 30, 2002.

      We perform an assessment of the carrying values of our intangible assets as prescribed by Financial Accounting Standards Board Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) if indicators of impairment exist. The impairment testing is based on undiscounted cash flows to determine if an impairment existed. Any resulting impairments are measured utilizing discounted cash flow analyses of expectations of future earnings related to existing long-lived assets for each of the reporting units over the remaining estimated useful lives of the primary assets of the reporting unit. As a result of the potential impairment indicated by the impairment of our goodwill, testing was performed. This assessment resulted in no impairment of intangible assets in our segments for the year ended September 30, 2003.

      In fiscal 2002, we performed this assessment under the provisions of Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) due to the potential impairment indicated by the large impairment of our goodwill. The assessment resulted in the impairment of intangible assets in each of our segments. Accordingly, we recorded a charge to operations of $145.1 million for the write-down of intangible assets. This charge is included within “Amortization of acquired intangible assets and asset impairment charges” in our Consolidated Statement of Operations for the year ended September 30, 2002.

Year Ended September 30, 2003, Compared to Year Ended September 30, 2002

      We reported a net loss of $185.8 million in the year ended September 30, 2003, compared to a net loss of $720.0 million in the previous year. The results for the year ended September 30, 2003 include charges of $4.6 million for the ratable amortization of acquired intangible assets, $40.0 million for the impairment of goodwill associated with our acquisitions, $46.3 million of acquisition-related and restructuring charges and $39.3 million of other charges. These other charges include $9.4 million recorded to cost of product revenues, $2.9 million recorded to research and development expense, $12.2 million recorded to selling, general and administrative expense and $14.8 million recorded to other (income) expense, net. The charge to cost of product revenues is comprised of $5.5 million for valuation adjustments to inventories, $1.6 million for accelerated depreciation on property, plant and equipment, $0.2 million for retention bonuses and $2.1 million for deferred compensation related to stock options granted to employees of acquired companies. The charge to research and development represents $0.5 million of accelerated depreciation on property, plant and equipment and $2.4 million for deferred compensation related to stock options granted to employees of acquired companies. The charge to selling, general and administrative expense is comprised of $7.3 million of accelerated depreciation on property, plant and equipment and $4.9 million for deferred compensation related to stock options granted to employees of acquired companies. The charge to other (income) expense, net is comprised of $11.6 million for the loss on the disposal of Shinsung Engineering Co., Ltd. (“Shinsung”) warrants, $3.0 million for the loss on the disposal of Shinsung common shares and $0.2 million of other charges.

      The results for the year ended September 30, 2002 include charges of $20.3 million for the ratable amortization of acquired intangible assets, $145.1 million for the impairment of identifiable intangible assets and $334.2 million for the impairment of goodwill associated with our acquisitions, $106.7 million for the write-down of the value of our net deferred tax asset, $35.0 million of restructuring and acquisition-related charges and $18.7 million of other charges. These other charges include $15.0 million recorded to cost of product revenues, $1.8 million recorded to research and development expense and $1.9 million recorded to selling, general and administrative expense. The charge to cost of product revenues is comprised of $12.8 million for valuation adjustments to inventories, $0.5 million for additional warranty reserves, $0.8 million for loss reserves on acquired contracts, $0.5 million for the write-down of an obsolete tool used in our manufacturing process and $0.4 million for deferred compensation related to stock options granted to employees of acquired companies. The charge to research and development represents deferred compensation related to stock options granted to employees of acquired companies. The charge to selling, general and administrative expense is comprised of $0.9 million for deferred compensation related to stock options granted to employees of acquired companies and $0.5 million of executive severance accruals.

      We provided $6.0 million and $8.3 million in fiscal 2003 and 2002, respectively, as a result of the periodic reviews of obsolete and excess inventory. The inventory affected was across several hardware product lines in the equipment automation and factory automation hardware segments.

      It has been our practice to also discuss certain of our financial measures and results excluding certain acquisition related, restructuring and other charges. These measures and results are not measures recognized under generally accepted accounting principles and may not be comparable to those of other companies. We do not intend or suggest that you consider these alternative measures and results as indicators of operating performance. We believe that presenting our operating results before taking into account such charges provides useful information to aid in understanding ongoing, recurring operations.

Revenues

      We reported revenues of $343.6 million for the year ended September 30, 2003, compared to $304.3 million in the previous year, a 12.9% increase. The increase in revenues is principally attributable to a full year of incremental revenue from the acquisitions consummated during fiscal 2002 offset by the downturn that affected the semiconductor industry throughout the year.

      Our equipment automation segment reported revenues of $172.6 million in the year ended September 30, 2003, an increase of 16.2% from the prior year. This increase is attributable to a full year of incremental revenues from fiscal 2002 acquisitions, partially offset by the continuing downturn in the semiconductor industry. Our factory automation hardware segment reported a 22.7% increase, to $82.8 million, in the year ended September 30, 2003, compared to the previous year. The increase is attributable to a full year of incremental revenues from fiscal 2002 acquisitions. Our factory automation software segment reported revenues of $84.7 million, a slight increase from $84.5 million in the prior year.

      Product revenues increased $19.9 million, or 9.5%, to $228.6 million, in the year ended September 30, 2003, from $208.7 million in the previous fiscal year. This increase is attributable to a full year of incremental revenues from fiscal 2002 acquisitions. Service revenues increased $19.4 million, or 20.3%, to $115.0 million. This increase is primarily attributable to a full year of incremental revenues from fiscal 2002 acquisitions.

      Revenues outside the United States were $171.2 million, or 49.8% of revenues, and $146.5 million, or 48.2% of revenues, in the years ended September 30, 2003 and 2002, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.

      Deferred revenues of $33.7 million at September 30, 2003 consisted of $6.6 million related to deferred maintenance contracts and $27.1 million related to revenues deferred for completed contract method arrangements.

Gross Margin

      Gross margin increased to 30.2% for the year ended September 30, 2003, compared to 27.3% for the previous year. Before other charges as described above of $9.4 million and $15.0 million in the years ended

September 30, 2003 and 2002, respectively, gross margins on revenues were 32.9% and 32.2%, respectively. Our equipment automation segment gross margin increased to 22.7% in the year ended September 30, 2003, from 16.2% in the prior year. Gross margin for our factory automation hardware segment increased to 18.8% in the year ended September 30, 2003, from 15.7% in the prior year. The increases above are primarily the result of our plant consolidation and other cost reduction measures. Our factory automation software segment’s gross margin for the year ended September 30, 2003, increased to 57.2%, compared to 56.6% in the prior year. The change is primarily due to favorable product mix shifts between license and service revenues.

      Gross margin on product revenues was 25.5% for the year ended September 30, 2003, compared to 27.6% for the prior year. Gross margin on product revenues was 29.7% for the year ended September 30, 2003, before other charges aggregating $9.4 million. Gross margin on product revenues was 34.7% for the year ended September 30, 2002, before other charges aggregating $15.0 million. The decrease in margin is primarily attributable to the lower manufacturing utilization we experienced in connection with the continuing downturn in the semiconductor industry. Many of our manufacturing costs are fixed, and a decrease in revenue therefore has the effect of reducing our gross margin.

      Gross margin on service revenues increased to 39.3% for the year ended September 30, 2003, from 26.7% in the previous year. The increase is primarily a result of changes in our service revenue mix from services to license revenues, coupled with the impact of our cost reduction initiatives.

      We provided $6.0 million and $8.3 million in fiscal 2003 and 2002, respectively, as a result of the periodic reviews of obsolete and excess inventory. The inventory affected was across several hardware product lines in the equipment automation and factory automation hardware segments.

Research and Development

      Research and development expenses for the year ended September 30, 2003, were $72.9 million, a decrease of $2.2 million, compared to $75.1 million in the previous year. Research and development expenses also decreased as a percentage of revenues, to 21.2%, from 24.7% in the prior year. Research and development expenses were 20.4% of revenues in fiscal 2003, before other charges of $2.9 million. Research and development expenses were 24.1% of revenues in fiscal 2002, before other charges of $1.8 million. The decrease in absolute spending and as a percentage of revenues is primarily the result of our cost reduction actions. Our plan is to continue to invest in research and development to enhance existing and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries. These investments will be focused on those research and development projects that are most consistent with our business realignment. We expect our future research and development expenses will trend lower as a full year of cost reduction benefits are realized in fiscal 2004.

Selling, General and Administrative

      Selling, general and administrative expenses were $98.3 million for the year ended September 30, 2003, a decrease of $2.9 million, compared to $101.2 million in the prior year. Selling, general and administrative expenses decreased as a percentage of revenues, to 28.6% in the year ended September 30, 2003, from 33.3% in the previous year. Selling, general and administrative expenses were 25.1% of revenues in the year ended September 30, 2003, before other charges of $12.2 million. Selling, general and administrative expenses were 32.6% of revenues in the year ended September 30, 2002, before other charges of $1.9 million. The decrease in absolute spending and as a percentage of revenues is primarily the result of our cost reduction activities including headcount reductions. We expect that future expenditure levels will trend lower as a full year of the benefits from the cost reduction activities is realized.

Amortization of Acquired Intangible Assets and Impairment Charges

      Amortization expense and impairment charges for acquired intangible assets and goodwill totaled $44.6 million for the year ended September 30, 2003, and are comprised of $40.0 million of impairment charges of our goodwill as described previously in “Asset Impairments” and $4.6 million of ratable amortization of acquired intangible assets from prior acquisitions. We adopted FASB Statement No. 142,

“Goodwill and Other Intangibles” (“FAS 142”) on October 1, 2001 and accordingly, we ceased the ratable amortization of goodwill.

      Amortization expense and impairment charges for acquired intangible assets and goodwill totaled $499.6 million for the year ended September 30, 2002, and are comprised of $145.1 million and $334.2 million of impairment charges of our identifiable intangible assets and goodwill, respectively, and $20.3 million of ratable amortization of acquired intangible assets from prior acquisitions.

Acquisition-related and Restructuring Costs

      We recorded a charge to operations of $46.3 million in the year ended September 30, 2003, of which $6.2 million related to acquisitions, $6.1 million related to the write-off of capitalized costs associated with cancelled internal systems applications and infrastructure programs, and $34.0 million to restructuring costs as detailed above. The $6.2 million related to acquisitions is comprised of the $3.2 million loss on the disposition of our Swiss subsidiary, associated legal costs of $0.5 million and $2.5 million of legal, relocation and consulting costs to integrate and consolidate acquired entities into our existing entities.

      We recorded a $35.0 million charge to operations in the year ended September 30, 2002, of which $16.4 million related to acquisitions and aborted acquisitions and $18.6 million to restructuring costs as detailed above. The acquisition costs are comprised of $5.9 million related to the vesting by our chief executive officer in certain incremental retirement benefits upon the closing of the acquisition of PRI on May 14, 2002, $8.5 million to write off loans to aborted acquisition targets that management determined are no longer collectible and $2.0 million of other costs.

Interest Income and Expense

      Interest income decreased by $5.7 million, to $4.1 million, in the year ended September 30, 2003, from $9.8 million the previous year. This decrease is due primarily to lower cash balances that were available for investment and lower interest rates that were realized on our investment balances. Interest expense of $10.0 million for the year ended September 30, 2003 relates primarily to the 4.75% Convertible Subordinated Notes. Interest expense of $10.3 million in the prior year relates primarily to the 4.75% Convertible Subordinated Notes, and imputed interest on notes payable related to the e-Diagnostics and SimCon acquisitions. The notes issued for these acquisitions were settled on July 26, 2002 and May 14, 2002, respectively.

Other (Income) Expense

      Other expense increased by $15.4 million, to $16.3 million, in the year ended September 30, 2003, from $0.9 million the previous year. We incurred losses as a result of the disposal of the Shinsung warrants and shares in the amount of $11.6 million and $3.0 million, respectively.

Income Tax Provision (Benefit)

      We recorded a net income tax provision of $4.9 million in the year ended September 30, 2003 and net income tax provision of $92.8 million in the year ended September 30, 2002. The tax provision recorded in fiscal 2003 is primarily due to foreign withholding taxes. The tax provision recorded in fiscal 2002 is primarily due to the recording of a valuation allowance when we determined that deferred tax assets were not more likely than not to be realizable.

Year Ended September 30, 2002, Compared to Year Ended September 30, 2001

      We reported a net loss of $720.0 million in the year ended September 30, 2002, compared to a net loss of $29.7 million in the previous year. The results for the year ended September 30, 2002 include charges of $20.3 million for the ratable amortization of acquired intangible assets, $145.1 million for the impairment of identifiable intangible assets and $334.2 million for the impairment of goodwill associated with our acquisitions, $106.7 million for the write-down of the value of our net deferred tax asset, $35.0 million of restructuring and acquisition-related charges and $18.7 million of other charges. These other charges include $15.0 million recorded to cost of product revenues, $1.8 million recorded to research and development expense and $1.9 million recorded to selling, general and administrative expense. The charge to cost of product revenues is comprised of $12.8 million for valuation adjustments to inventories, $0.5 million for additional warranty reserves, $0.8 million for loss reserves on acquired contracts, $0.5 million for the write-down of an obsolete tool used in our manufacturing process and $0.4 million for deferred compensation related to stock options granted to employees of acquired companies. The charge to research and development represents deferred compensation related to stock options granted to employees of acquired companies. The charge to selling, general and administrative expense is comprised of $0.9 million for deferred compensation related to stock options granted to employees of acquired companies and $0.5 million of executive severance accruals.

      The results for the year ended September 30, 2001 include $30.2 million of amortization of acquired intangible assets and goodwill, $9.3 million of restructuring and acquisition-related charges and $17.2 million of other charges. These other charges, recorded in the fourth quarter, include $13.7 million recorded to cost of product revenues, comprised of $13.1 million for valuation adjustments to inventories and $0.6 million for additional warranty reserves; $1.0 million of accelerated amortization of research and development expense; and $2.5 million of sales, general and administrative expense for additional accounts receivable allowances.

      Because of the significant decline in revenues in fiscal 2002, and the fourth quarter expectation of a continuation of depressed demand in the first half of fiscal 2003, we projected additional shortfalls in the expected usage of certain inventories and recorded the resulting charges in the fourth quarter of fiscal 2002. The reserves for excess and obsolete inventories included $0.1 million and $1.5 million in fiscal 2002 and 2001, respectively, for non-cancelable purchase order obligations for items deemed excess or obsolete. The inventory affected was across several hardware product lines in the equipment automation and factory automation hardware segments. During this process, we reviewed all open purchase orders with the affected vendors across our various segments and cancelled orders where possible. We had provided $2.3 million in the first three quarters of both fiscal 2002 and 2001, as a result of the periodic reviews of obsolete and excess inventory that we performed.

      During fiscal 2001, we experienced a continued deterioration across both our end user and OEM customer base in our receivable aging and a resultant increase in our days sales outstanding, driven by the overall slowdown in the industry. We increased our reserves in fiscal 2001 against receivables due to collection issues caused by the slowdown. During fiscal 2002, we increased our emphasis on collection efforts, including higher staffing levels for collections, which resulted in a decrease in our day sales outstanding at September 30, 2002. Accordingly, no additional increase to reserves was required.

      It has been our practice to also discuss certain of our financial measures and results excluding certain acquisition related, restructuring and other charges. These measures and results are not measures recognized under generally accepted accounting principles and may not be comparable to those of other companies. We do not intend or suggest that you consider these alternative measures and results as indicators of operating performance. We believe that presenting our operating results before taking into account such charges provides useful information to aid in understanding ongoing, recurring operations.

Revenues

      We reported revenues of $304.3 million for the year ended September 30, 2002, compared to $381.7 million in the previous year, a 20.3% decrease. The decrease in revenues was principally attributable to the downturn in the semiconductor industry, partially offset by approximately $76 million of incremental revenue from acquisitions consummated during fiscal 2002. Our net revenues, excluding the impact of these acquisitions, decreased 40.1% in the year ended September 30, 2002, compared to the prior year.

      Our equipment automation segment reported revenues of $148.6 million in the year ended September 30, 2002, an increase of 29.6% from the prior year. This decrease was attributable to the continuing downturn in the semiconductor industry, partially offset by approximately $40 million of incremental revenues from fiscal 2002 acquisitions. These incremental revenues were primarily generated by the PRI businesses acquired. Excluding these incremental revenues, the segment’s revenues declined 48.5% from the prior year. Our factory automation hardware segment reported a 16.6% increase, to $67.5 million, in the year ended September 30, 2002, compared to the previous year. The increase was attributable to acquisitions completed during fiscal 2002, which contributed approximately $28.0 million to the segment’s revenues. Excluding this incremental revenue, the segment’s revenues declined 31.7% from the prior year. Our factory automation software segment reported revenues of $84.5 million, a decrease of 25.0% from the prior year. The decrease resulted from the downturn in the semiconductor industry was partially offset by approximately $5.0 million of incremental revenues from fiscal 2002 acquisitions. These incremental software revenues were principally generated by the PRI businesses acquired. Excluding these incremental revenues, the segment’s revenues declined 29.5%, compared to the prior year.

      Product revenues decreased $83.1 million, or 28.5%, to $208.7 million, in the year ended September 30, 2002, from $291.7 million in the previous fiscal year. This decrease was attributable to the continued slowdown in the semiconductor industry, which began to impact us during the second half of fiscal 2001. Excluding the impact of acquisitions consummated during fiscal 2002, product revenues decreased 48.6%. Service revenues increased $5.6 million, or 6.2%, to $95.6 million. This increase was primarily attributable to our fiscal 2002 acquisitions. Excluding the impact of acquisitions consummated during fiscal 2002, service revenues decreased 12.5%.

      Revenues outside the United States were $146.5 million, or 48.2% of revenues, and $191.6 million, or 50.2% of revenues, in the years ended September 30, 2002 and 2001, respectively.

Gross Margin

      Gross margin decreased to 27.3% for the year ended September 30, 2002, compared to 39.9% for the previous year. Excluding other charges detailed above of $15.0 million and $13.7 million in the years ended September 30, 2002 and 2001, respectively, gross margins were 32.2% and 43.5%, respectively. The decrease was primarily attributable to lower revenue levels which were a result of the downturn which affected the semiconductor industry, coupled with the historically lower margin rates of several of our fiscal 2002 acquisitions. Lower revenue levels impact cost absorption, exerting downward pressure on gross margins. Our equipment automation segment gross margin decreased to 16.2% in the year ended September 30, 2002, from 29.0% in the prior year. The decrease was primarily the result of product and customer mix, coupled with the effects of the continuing downturn in the semiconductor industry and the resultant impact of excess manufacturing capacity and lower margin rates of our acquired businesses. Gross margin for the our factory automation hardware segment decreased to 15.7% in the year ended September 30, 2002, from 29.5% in the prior year. The decrease is the result of the acquisition of lower margin hardware businesses, coupled with reduced volume within existing business, which led to absorption variances. Our factory automation software segment’s gross margin for the year ended September 30, 2002, decreased to 56.6%, compared to 65.7% in the prior year. The change was primarily due to unfavorable product mix shifts between license and service revenues.

      Gross margin on product revenues was 27.6% for the year ended September 30, 2002, compared to 42.9% for the prior year. Excluding other charges aggregating $15.0 million, gross margin on product revenues was 34.7% for the year ended September 30, 2002. Excluding other charges aggregating $13.7 million, gross margin on product revenues was 47.6% for the year ended September 30, 2001. The decrease in margin is primarily attributable to the effects of the continuing downturn in the semiconductor industry, causing lower absorption of manufacturing fixed costs.

      Gross margin on service revenues decreased to 26.7% for the year ended September 30, 2002, from 30.2% in the previous year. The decrease was primarily a result of business mix, combined with the pricing pressure of the end user services business and the effects of the downturn in the semiconductor industry on our fixed cost absorption.

      We performed cycle and year-end inventory counts. As a result of these counts, we recorded adjustments of $0.6 million and $2.5 million in fiscal 2002 and 2001, respectively, to reduce the carrying value of our inventories. Included in the process of the physical count was the review of the useful life and expected benefits of utilizing demonstration equipment inventory. As a result of this review, we recorded an adjustment of $1.2 million for excess and idle demonstration equipment inventory in fiscal 2001. There was no charge for demonstration equipment arising in fiscal 2002.

      We accrued for warranty obligations related to our hardware products. Due to increased warranty return repair costs during the second half of the 2001 fiscal year and fiscal year 2002 of certain products under warranty, we determined that additional warranty reserves of $0.5 million and $0.6 million were required, and they were recorded in fiscal 2002 and 2001, respectively.

      We capitalized certain costs related to in-house software development during the first half of fiscal 2001 consistent with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (“SOP 98-1”). Consistent with SOP 98-1, we performed a review at fiscal year-end of the projects for which we capitalized costs. Based upon this review, particularly considering the industry slowdown in the second half of the year and the expected continuing slowdown, we determined that the related projects no longer provided us with incremental and substantial benefit and cancelled the projects. As a result, $1.0 million of capitalized costs were expensed in the year ended September 30, 2001.

Research and Development

      Research and development expenses for the year ended September 30, 2002, were $75.1 million, an increase of $14.2 million, compared to $60.9 million in the previous year. Research and development expenses also increased as a percentage of revenues, to 24.7%, from 16.0% in the prior year. Excluding other charges of $1.8 million, research and development expenses were 24.1% of revenues in fiscal 2002. Excluding other charges of $1.0 million, research and development expenses were 15.7% of revenues in the fiscal 2001. The increase in absolute spending was the result of the research and development related to our acquisitions as well as incremental spending associated with the launch of new products. The increase in these expenditures as a percentage of revenues was primarily attributable to the downturn that continues to affect the semiconductor industry, which began to impact us during the quarterly period ended June 30, 2001.

Selling, General and Administrative

      Selling, general and administrative expenses were $101.2 million for the year ended September 30, 2002, an increase of $5.3 million, compared to $95.9 million in the prior year. Selling, general and administrative expenses increased as a percentage of revenues, to 33.3% in the year ended September 30, 2002, from 25.1% in the previous year. Excluding other charges of $1.9 million, selling, general and administrative expenses were 32.6% of revenues in the year ended September 30, 2002. Excluding other charges of $2.5 million, selling, general and administrative expenses were 24.5% of revenues in the year ended September 30, 2001. The increase in absolute spending was the result of expanded sales and marketing activities as well as general and administration support costs associated with the acquisitions and infrastructure improvements that affected, while the increase as a percentage of revenues was attributable primarily to the reduction in revenue due to the downturn currently affecting the semiconductor industry.

Amortization of Acquired Intangible Assets and Impairment Charges

      Amortization expense and impairment charges for acquired intangible assets and goodwill totaled $499.6 million for the year ended September 30, 2002, and are comprised of $145.1 million and $334.2 million of impairment charges of our identifiable intangible assets and goodwill, respectively, and $20.3 million of ratable amortization of acquired intangible assets from prior acquisitions. We adopted FAS 142 on October 1, 2001 and accordingly, we ceased the ratable amortization of goodwill. Amortization expense for goodwill and assembled workforces was $23.8 million in the year ended September 30, 2001. For the year ended September 30, 2001, amortization expense for acquired intangible assets was $6.4 million, and relates to acquisitions prior to and during fiscal 2001.

Acquisition-related and Restructuring Costs

      We recorded a charge to operations of $35.0 million in the year ended September 30, 2002, of which $16.4 million related to acquisitions and aborted acquisitions and $18.6 million to restructuring costs as detailed above. The acquisition costs were comprised of $5.9 million related to the vesting by our chief executive officer in certain incremental retirement benefits upon the closing of the acquisition of PRI on May 14, 2002, $8.5 million to write off loans to aborted acquisition targets that management determined are no longer collectible and $2.0 million of other costs.

      We recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. The acquisition-related costs relate to transaction costs, principally legal, accounting and investment banking fees incurred for the acquisition of PTI.

Interest Income and Expense

      Interest income decreased by $2.7 million, to $9.8 million, in the year ended September 30, 2002, from $12.5 million the previous year. This decrease was due primarily to lower cash balances available for investment. Interest expense of $10.3 million for the year ended September 30, 2002, related primarily to the 4.75% Convertible Subordinated Notes, and imputed interest on notes payable related to the e-Diagnostics and SimCon acquisitions. The notes issued for these acquisitions were settled on July 26, 2002 and May 14, 2002, respectively. Interest expense of $4.1 million in the prior year related primarily to the 4.75% Convertible Subordinated Notes, imputed interest on the notes payable for the e-Diagnostics and SimCon acquisitions and the our note payable to Daifuku America in connection with the acquisition of ASC and ASI, which was discharged on January 5, 2001.

Income Tax Provision (Benefit)

      We recorded a net income tax provision of $92.8 million in the year ended September 30, 2002 and net income tax benefit of $6.4 million in the year ended September 30, 2001. The tax provision recorded in fiscal 2002 is primarily due to the recording of a valuation allowance. We determined that the realization of our deferred tax assets was not likely. The tax benefit recorded in fiscal 2001 is primarily due to anticipated future tax benefit of domestic net operating losses and research and development credits, partially offset by provisions for taxes on overseas earnings.

Liquidity and Capital Resources

      We have recorded significant losses from operations and have an accumulated deficit of $951.1 million at September 30, 2003. Revenues and income from operations have decreased substantially and net cash outflows from operations have increased significantly as a result of the current downturn within the semiconductor sector and related industries. Consequently, we have undertaken several restructuring programs during the year ended September 30, 2003 to align our cost structures and our revenues. These actions follow a series of similar efforts conducted in the year ended September 30, 2002, which were insufficient. The cyclical nature of the industry, the extended period of the recent downturn and the current uncertainty as to the timing and speed of recovery make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.

      At September 30, 2003, we had cash, cash equivalents and marketable securities aggregating $198.6 million. This amount was comprised of $125.0 million of cash and cash equivalents, $4.5 million of investments in short-term marketable securities and $69.1 million of investments in long-term marketable securities.

      At September 30, 2002, we had cash, cash equivalents and marketable securities aggregating $245.7 million. This amount was comprised of $125.3 million of cash and cash equivalents, $25.3 million of investments in short-term marketable securities and $95.1 million of investments in long-term marketable securities.

      Cash and cash equivalents were $125.0 million at September 30, 2003, a decrease of $0.3 million from September 30, 2002. This decrease in cash and cash equivalents was primarily due to cash used in operations of $48.3 million and capital expenditures of $13.8 million. These amounts were offset by $46.8 million of net sales and maturities of marketable securities, $8.4 million for proceeds primarily from the sale of Shinsung common stock and warrants and $6.1 million of net proceeds from the issuance of common stock.

      Cash used in operations was $48.3 million for the year ended September 30, 2003, and was primarily attributable to our net loss of $185.8 million, adjusted for depreciation and amortization of $31.0 million, a charge for the impairment of fixed assets, long term assets and goodwill totaling $57.6 million, compensation expense related to common stock options and stock based compensation expense of $9.4 million, a decrease in accounts receivable of $19.7 million and a decrease in inventories of $19.5 million.

      Our days sales outstanding (“DSO”) increased slightly to 78 days at September 30, 2003, from 77 days at September 30, 2002. Maintaining this level is primarily attributable to our continued emphasis on collection efforts.

      Cash provided by investing activities was $43.6 million for the year ended September 30, 2003, and is principally comprised of net proceeds from sale of marketable securities of $46.8 million and proceeds from the sale of long lived assets of $8.4 million offset by $13.8 million used for capital additions.

      Cash provided by financing activities was $6.2 million for the year ended September 30, 2003, and is primarily comprised of $6.1 million from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.

      On May 23, 2001, we completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1 of each year. We made its first interest payment on December 1, 2001. The notes will mature on June 1, 2008. We may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of our common stock reaches certain prices. Holders may require us to repurchase the notes upon a change in control of us in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to our senior indebtedness and structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

      While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.

      At September 30, 2003, we had approximately $0.8 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

      Our contractual obligations consist of the following (in thousands):

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$14,336	$4,291	$4,555	$1,999	$3,491
Operating leases — exited facilities	31,693	5,809	9,884	8,077	7,923
Debt	175,123	98	23	175,002	—
Interest on convertible subordinated notes	41,563	8,313	16,625	16,625	—

Total contractual obligations	$262,715	$18,511	$31,087	$201,703	$11,414

      The table above does not include an accrual of $9.9 million related to the projected retirement benefit to be paid to our Chief Executive Officer under his current employment agreement. The projected amount payable is earned over time and due immediately upon his retirement; however, at this time, his retirement date is not determinable. His current employment agreement will expire on October 1, 2005.

      In April 2003, we executed a tender offer (the “Exchange Program”) under which our employees (excluding certain of our executive officers and the directors) holding stock options awarded under our various stock option plans which have an exercise price equal to or in excess of $20.00 per share (the “Old Options”) were permitted to exchange their Old Options for new options to purchase a smaller number of shares (the

“New Options”). Under the Exchange Program, options to purchase 2,526,880 shares of common stock of participating employees were cancelled. Subsequently, on October 16, 2003, we issued New Options to purchase 1,218,809 shares of common stock to those employees at an exercise price equal to $24.30, the market price of our common stock on that date. As the New Options were granted more than six months after the cancellation of the Old Options, no compensation expense was recorded related to the new issuance. In conjunction with the Exchange Program we recognized $2.5 million of compensation expense in the year ended September 30, 2003, related to unamortized deferred compensation for those options cancelled, which were originally granted to the employees of acquired companies.

      We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for at least the next twelve months. However, we used $48.3 million to fund our operations for fiscal 2003, and the cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business.

Recent Accounting Pronouncements

      In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF 00-21 has not had any significant impact on our results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003 if the VIE or potential VIE was created before February 1, 2003 and the entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in certain disclosures required. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period of time. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For all other mandatorily redeemable noncontrolling interests (those that are a liability under FAS 150 to the subsidiary and also a liability when consolidated by the parent), only the measurement provisions relating to forward contracts are deferred for an indefinite period, if the security was created on or before November 5, 2003. For SEC registrants, the disclosure provisions of FAS 150 are expected to apply without any deferral. We will continue to evaluate the impact of FAS 150 on its financial position and results of operations.

Factors That May Affect Future Results

      You should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deems immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Industry

Due in part to the cyclical nature of the semiconductor manufacturing industry, we have recently incurred substantial operating losses and may have future losses.

      Our business is largely dependent on the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry has been in a prolonged downturn, which has negatively impacted us since the third quarter of fiscal 2001. As a result of the downturn, our OEM and end-user customers have significantly reduced the rate at which they purchase our products and services. This reduced demand has adversely affected our sales volume and gross margins and has resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses are due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. We may have future operating losses while the industry downturn and uncertain demand continues. If the industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves unexpectedly, we may have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability. We cannot assure you as to whether or when we will become profitable or whether we will be able to sustain such profitability, if achieved.

Risks Relating to Brooks

Our operating results could fluctuate significantly, which could negatively impact our business.

      Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions;

•	our ability to reduce our costs due to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.

      As a result of these risks, we believe that quarter to quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. If our quarterly results fluctuate significantly, our business could be harmed.

Our restructuring activities and cost reduction measures may be insufficient to offset reduced demand for our products and may have materially harmed our business.

      Primarily in response to reduced demand for our products, during the recent downturn in the semiconductor industry, we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of certain of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. We cannot assure you that these cost reductions will be sufficient to offset the reduced sales levels we experienced during the downturn. Our failure to adequately reduce our costs, without a corresponding increase in demand for our products and sales level, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities may have harmed us because they may have resulted in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.

Delays and technical difficulties in our products and operations may result in lost revenue, lost profit, delayed or limited market acceptance or product liability claims.

      As the technology in our systems and manufacturing operations has become more complex and customized, it has become increasingly difficult to design and integrate these technologies into our newly-introduced systems, procure adequate supplies of specialized components, train technical and manufacturing personnel and make timely transitions to volume manufacturing. Due to the complexity of our manufacturing processes, we have on occasion failed to meet our customers’ delivery or performance criteria, and as a result we have deferred revenue recognition, incurred late delivery penalties and had higher warranty and service costs. We cannot guarantee that we will not experience these problems in the future. We may be unable to recover expenses we incur due to changes or cancellations of customized orders. There are also substantial unanticipated costs associated with ensuring that new products function properly and reliably in the early stages of their life cycle. These costs have been and could in the future be greater than expected as a result of these complexities. Our failure to control these costs could materially harm our business and profitability.

      Because many of our customers use our products for business-critical applications, any errors, defects or other performance or technical problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek to recover damages from us for losses related to any of these issues. A product liability claim brought against us, even if not successful, would likely be time-consuming and costly to defend and could adversely affect our marketing efforts.

If we do not continue to introduce new products and services that reflect advances in technology in a timely manner, our products and services will become obsolete and our operating results will suffer.

      Our success is dependent on our ability to respond to the rapid rate of technological change present in the semiconductor manufacturing industry. The success of our product introduction and development depends on our ability to:

•	accurately identify and define new market opportunities and products;

•	obtain market acceptance of our products, such as OneFab AMHS;

•	timely innovate, develop and commercialize new technologies and applications;

•	adjust to changing market conditions;

•	differentiate our offerings from our competitors’ offerings;

•	continue to develop a comprehensive, integrated product and service strategy; and

•	properly price our products and services.

      If we cannot succeed in responding in a timely manner to technological and/or market changes, we could lose our competitive position which could materially harm our business and our prospects.

Our systems integration services business has grown significantly, and poor execution of that business could adversely affect our operating results.

      The number of projects for our systems integration services business, which integrates our software and hardware products with products provided by our customers or others, has grown significantly. We are in the early stages of developing this business. Accordingly, we are subject to the risks attendant to entering a business in which we have little direct experience. Due to complexities in this business, we may be unable to integrate our customers’ products with our software and hardware products in a cost effective and timely manner, which could adversely affect our operating results and materially harm our business. Our ability to succeed in this business and increase our revenues is further limited by our ability to retain, hire and train systems integration personnel. We believe that there is significant competition for personnel with the advanced skills and technical knowledge that this business requires. Since some of our competitors may have greater resources to hire personnel with those skills and knowledge, our operating margins could be adversely affected if we cannot hire and train additional personnel or deliver integrated systems to our customers on a timely basis consistent with our budgets.

The global nature of our business exposes it to multiple risks.

      For the year ended September 30, 2003, approximately 50% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

•	difficulties in staffing, managing and supporting operations in multiple countries;

•	longer sales-cycles and time to collection;

•	tariff and international trade barriers;

•	fewer legal protections for intellectual property and contract rights abroad;

•	different and changing legal and regulatory requirements in the jurisdictions in which we operate;

•	government currency control and restrictions on repatriation of earnings;

•	fluctuations in foreign currency exchange and interest rates; and

•	political and economic changes, hostilities and other disruptions in regions where we operate.

      Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could materially harm our business and profitability.

Our business could be materially harmed if we fail to adequately integrate the operations of the businesses that we may acquire.

      We have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies and realizing upon the anticipated synergies of the combined businesses;

•	defining and executing a comprehensive product strategy;

•	managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

•	the potential loss of key employees, customers and strategic partners of acquired companies;

•	unanticipated problems or latent liabilities, such as problems with the quality of the installed base of the target company’s products;

•	problems associated with compliance with the target company’s existing contracts;

•	difficulties in managing geographically dispersed operations; and

•	the diversion of management’s attention from normal daily operations of the business.

      If we acquire a new business, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our operations and be dilutive to our stockholders. In periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. For example, we were required to record impairment charges on acquired intangible assets and goodwill aggregating $479.3 million in fiscal 2002. The failure to adequately address these risks could materially harm our business and financial results.

Risks Relating to Our Customers

We face substantial competition which may lead to price pressure an otherwise adversely affect our sales.

      We face substantial competition throughout the world in each of our product areas. Our primary competitors range from large companies such as Asyst/ Shinko, Daifuku, HP/ Compaq, IBM, Murata, Rorze, TDK and Yaskawa to smaller, regional companies. We also compete with OEM manufacturers, such as Applied Materials, that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.

      We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 37% of our total revenues in fiscal 2003, 33% in fiscal 2002 and 37% in fiscal 2001. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

      Our customers may need several months to test and evaluate our products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if a customer cancels or changes its plans.

      In addition, many of our products will not be sold directly to the end-user but will be components of other products. As a result, we rely on OEMs of our products to select our products from among alternative offerings to be incorporated into their equipment at the design stage; so-called design ins. The OEM’s decisions often precede the generation of volume sales, if any, by a year or more. Moreover, if we are unable to achieve these design ins from OEMs, we would have difficulty selling our products to that OEM because changing suppliers involves significant cost, time, effort and risk on the part of that OEM.

Customers do not make long term commitments to purchase our products and our customers may cease purchasing our products at any time.

      Sales of our products are often made pursuant to individual purchase orders and not under long-term commitments and contracts. Our customers frequently do not provide any assurance of minimum or future sales and are not prohibited from purchasing products from our competitors at any time. Accordingly, we are exposed to competitive pricing pressures on each order. Our customers also engage in the practice of purchasing products from more than one manufacturer to avoid dependence on sole-source suppliers for certain of their needs. The existence of these practices makes it more difficult for us to gain new customers and to win repeat business from existing customers.

Other Risks

We may be subject to claims of infringement of third-party intellectual property rights, or demands that we license third-party technology, which could result in significant expense and prevent us from using our technology.

      We rely upon patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the semiconductor and flat panel display process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. We have in the past been, and may in the future be, notified that we may be infringing intellectual property rights possessed by other third parties. We cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect our business, financial condition and results of operations.

      Particular elements of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or otherwise claim proprietary rights to technology necessary to our business. For example, twice in 1992 and once in 1994 we received notice from General Signal Corporation that it believed that certain of our tool automation products infringed General Signal’s patent rights. We believe the matters identified in the notice from General Signal were also the subject of a dispute between General Signal and Applied Materials, Inc., which was settled in November 1997. There are also claims that have been made by Asyst Technologies Inc. that certain products we acquired through acquisition embody intellectual property owned by Asyst. To date no action has been instituted against us directly by General Signal, Applied Materials or Asyst.

      We cannot predict the extent to which we might be required to seek licenses or alter our products so that they no longer infringe the rights of others. We also cannot guarantee that the terms of any licenses we may be required to seek will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical and could detract from the value of our products. If a judgment of infringement were obtained against us, we could be required to pay substantial damages and a court could issue an order preventing us from selling one or more of our products. Further the cost and diversion of management attention brought about by such litigation could be substantial, even if we were to prevail. Any of these events could result in significant expense to us and may materially harm our business and our prospects.

Our failure to protect our intellectual property could adversely affect our future operations.

      Our ability to compete is significantly affected by our ability to protect our intellectual property. Existing trade secret, trademark and copyright laws offer only limited protection, and certain of our patents could be invalidated or circumvented. In addition, the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent the misappropriation of our technology. Other companies could independently develop similar or superior technology without violating our intellectual property rights. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to incur significant expenses and to divert the efforts and attention of our management and technical personnel from our business operations.

If the site of the majority of our manufacturing operations were to experience a significant disruption in operations, our business could be materially harmed.

      Most of our manufacturing facilities are concentrated in one location. If the operations of these facilities were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed because we may be unable to manufacture and ship products and parts to our customers in a timely fashion.

Our business could be materially harmed if one or more key suppliers fail to deliver key components.

      We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. We do not generally have long-term supply contracts with these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event of an industry upturn these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in product shipments to our customers. This could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

Our stock price is volatile.

      The market price of our common stock has fluctuated widely. For example, between May 14, 2002 and September 30, 2002, the closing price of our common stock dropped from approximately $39.55 to $11.45 per share and between April 14, 2003 and September 8, 2003, the price of our common stock rose from approximately $7.80 to $27.68 per share. The market price of our common stock reached a low of approximately $7.59 on April 11, 2003. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the industry;

•	general economic conditions;

•	political changes, hostilities or health risks such as SARS;

•	low trading volume of our common stock; and

•	the number of firms making a market in our common stock.

      In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.

Provisions in our organizational documents, contracts and 4.75% Convertible Subordinated Notes due 2008 may make it difficult for someone to acquire control of the us.

      Our certificate of incorporation, bylaws, contracts and 4.75% Convertible Subordinated Notes Due 2008 contain provisions that would make more difficult an acquisition of control of us and could limit the price that investors might be willing to pay for our securities, including:

•	the ability of our board of directors to issue shares of preferred stock in one or more series without further authorization of stockholders;

•	a prohibition on stockholder action by written consent;

•	the elimination of the right of stockholders to call a special meeting of stockholders;

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors to be considered at any meeting of stockholders;

•	a requirement that the affirmative vote of at least 80 percent of our shares be obtained for certain actions requiring the vote of our stockholders;

•	a requirement under our shareholder rights plan that, in many potential takeover situations, rights issued under the plan become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock; and

•	a requirement upon specified types of change of control that we repurchase the 4.75% Convertible Subordinated Notes at a price equal to 100% of the principal outstanding amount thereof, plus accrued and unpaid interest, if any.

Brooks Automation, Inc.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

      At September 30, 2003, we had no variable interest rate debt, accordingly, a 10% change in the effective interest rate percentage would not materially affect the consolidated results of operations or financial position.

Currency Rate Exposure

      Our foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of our international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will be exposed to increased risk of currency fluctuation. Assets and liabilities of our international subsidiaries are translated at period end exchange rates. As such, foreign currency fluctuation results in increases and decreases in translated foreign currency assets and liabilities with the resulting offset being reflected in “Accumulated other comprehensive income (loss)”.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Brooks Automation, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

October 29, 2003

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

	(In thousands, except
	share and per share
	data)
ASSETS
Current assets
Cash and cash equivalents	$124,999	$125,297
Marketable securities	4,481	25,353
Accounts receivable, net	69,374	89,150
Inventories	53,212	78,193
Prepaid expenses and other current assets	17,946	15,560

Total current assets	270,012	333,553
Property, plant and equipment
Buildings and land	38,830	37,259
Computer equipment and software	60,721	45,558
Machinery and equipment	27,303	23,658
Furniture and fixtures	15,983	14,706
Leasehold improvements	25,982	25,238
Construction in progress	938	13,768

	169,757	160,187
Less: Accumulated depreciation and amortization	(104,932)	(75,395)

	64,825	84,792
Long-term marketable securities	69,108	95,087
Goodwill	68,958	104,156
Intangible assets, net	10,592	14,648
Other assets	9,206	25,261

Total assets	$492,701	$657,497

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$98	$8
Accounts payable	26,770	30,436
Deferred revenue	33,686	29,032
Accrued warranty and retrofit costs	11,809	19,011
Accrued compensation and benefits	14,808	18,171
Accrued retirement benefit	9,899	9,599
Accrued restructuring costs	10,908	18,897
Accrued income taxes payable	10,165	8,488
Accrued expenses and other current liabilities	16,714	23,573

Total current liabilities	134,857	157,215
Long-term debt	175,025	175,177
Accrued long-term restructuring	18,359	14,889
Other long-term liabilities	1,467	1,488

Total liabilities	329,708	348,769

Commitments and contingencies (Note 16)
Minority interests	707	493

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares and 43,000,000 shares authorized, 37,266,181 and 36,199,333 shares issued and outstanding at September 30, 2003 and 2002, respectively	373	362
Additional paid-in capital	1,102,215	1,094,726
Deferred compensation	(1,014)	(13,421)
Accumulated other comprehensive income (loss)	11,846	(8,058)
Accumulated deficit	(951,134)	(765,374)

Total stockholders’ equity	162,286	308,235

Total liabilities, minority interests and stockholders’ equity	$492,701	$657,497

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,

	2003	2002	2001

	(In thousands, except per share data)
Revenues
Product, including related party revenues of $250, $616 and $13,966, respectively	$228,599	$208,666	$291,727
Services	115,011	95,588	89,989

Total revenues	343,610	304,254	381,716

Cost of revenues
Product	170,193	151,147	166,471
Services	69,751	70,063	62,861

Total cost of revenues	239,944	221,210	229,332

Gross profit	103,666	83,044	152,384

Operating expenses
Research and development	72,894	75,055	60,868
Selling, general and administrative	98,308	101,205	95,919
Amortization of acquired intangible assets and asset impairment charges	44,605	499,570	30,187
Acquisition-related and restructuring charges	46,257	35,032	9,314

Total operating expenses	262,064	710,862	196,288

Loss from operations	(158,398)	(627,818)	(43,904)
Interest income	4,067	9,840	12,534
Interest expense	10,042	10,290	4,063
Other (income) expense, net	16,267	(856)	1,090

Loss before income taxes and minority interests	(180,640)	(627,412)	(36,523)
Income tax provision (benefit)	4,906	92,816	(6,439)

Loss before minority interests	(185,546)	(720,228)	(30,084)
Minority interests in income (loss) of consolidated subsidiaries	214	(274)	(424)

Net loss	(185,760)	(719,954)	(29,660)
Accretion and dividends on preferred stock	—	—	(90)

Net loss attributable to common stockholders	$(185,760)	$(719,954)	$(29,750)

Loss per share
Basic and diluted	$(5.05)	$(27.90)	$(1.65)
Shares used in computing loss per share
Basic and diluted	36,774	25,807	18,015

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

						Accumulated
	Common	Common	Additional			Other
	Stock	Stock at	Paid-in	Deferred	Comprehensive	Comprehensive	Accumulated
	Shares	Par Value	Capital	Compensation	Income (Loss)	Income (Loss)	Deficit	Total

	(In thousands, except share data)
Balance September 30, 2000	17,588,911	$176	$433,249	$(35)		$(2,942)	$(15,164)	$415,284
Shares issued under stock option and purchase plans	470,239	5	9,080					9,085
Common stock issued in acquisitions	844,015	8	25,967					25,975
Amortization of deferred compensation				30				30
Accretion and dividends on preferred stock							(90)	(90)
Income tax benefit from stock options			3,695					3,695
Comprehensive income (loss):
Net loss					$(29,660)		(29,660)	(29,660)
Currency translation adjustments					356	356		356

Comprehensive loss					$(29,304)

Elimination of Progressive Technologies net income for the three months ended December 31, 2000							(506)	(506)

Balance September 30, 2001	18,903,165	189	471,991	(5)		(2,586)	(45,420)	424,169
Shares issued under stock option and purchase plans	429,928	4	8,025					8,029
Common stock issued in acquisitions	16,866,240	169	537,561					537,730
Stock options converted in acquisitions			77,149					77,149
Deferred compensation				(15,209)				(15,209)
Amortization of deferred compensation				1,793				1,793
Comprehensive income (loss):
Net loss					$(719,954)		(719,954)	(719,954)
Currency translation adjustments					3,807	3,807		3,807
Unrealized loss on investment in Shinsung					(9,279)	(9,279)		(9,279)

Comprehensive loss					$(725,426)

Balance September 30, 2002	36,199,333	362	1,094,726	(13,421)		(8,058)	(765,374)	308,235
Shares issued under stock option and purchase plans	545,172	6	6,128					6,134
Common stock issued in acquisitions	521,676	5	5,257					5,262
Deferred compensation			(3,896)	3,896				—
Amortization of deferred compensation				8,511				8,511
Comprehensive income (loss):
Net loss					$(185,760)		(185,760)	(185,760)
Currency translation adjustments					10,625	10,625		10,625
Unrealized gain on investment in Shinsung					9,279	9,279		9,279

Comprehensive loss					$(165,856)

Balance September 30, 2003	37,266,181	$373	$1,102,215	$(1,014)		$11,846	$(951,134)	$162,286

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net loss	$(185,760)	$(719,954)	$(29,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,972	37,402	45,041
Impairment of assets	46,012	479,253	—
Compensation expense related to common stock options	8,511	1,794	30
Stock based compensation expense	854	—	—
Provision for losses on accounts receivable	533	3,129	4,691
Writedowns of excess and obsolete inventories	5,953	8,297	15,426
Impairment/loss on disposal of Shinsung	14,568	—	—
Deferred income taxes	—	96,748	(14,050)
Amortization of debt discount and issuance costs	839	628	214
Minority interests	214	(274)	(424)
Loss on disposal of long-lived assets	4,870	1,720	1,524
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	19,658	40,112	3,734
Inventories	19,515	8,121	(4,897)
Prepaid expenses and other current assets	(2,035)	3,876	(760)
Accounts payable	(3,960)	(2,494)	(5,514)
Deferred revenue	7,383	1,928	(3,743)
Accrued warranty costs	(6,813)	7,249	1,020
Accrued compensation and benefits	(3,961)	(4,336)	(3,318)
Accrued acquisition-related and restructuring costs	(4,454)	(4,469)	4,723
Accrued expenses and other current liabilities	(1,229)	(14,389)	6,648

Net cash provided by (used in) operating activities	(48,330)	(55,659)	20,685

Cash flows from investing activities
Purchases of fixed assets	(13,810)	(23,660)	(53,652)
Acquisition of businesses, net of cash acquired	400	(16,195)	(33,142)
Proceeds from sale of business line	550	—	—
Purchases of marketable securities	(74,878)	(74,559)	(181,402)
Sale/maturity of marketable securities	121,729	123,599	114,956
Proceeds from sale of long-lived assets	8,420	57	224
(Increase) decrease in other assets	1,182	968	(728)

Net cash provided by (used in) investing activities	43,593	10,210	(153,744)

	Year ended September 30,

	2003	2002	2001

	(In thousands)
Cash flows from financing activities
Net repayments of lines of credit and revolving credit facilities	—	—	(350)
Net decrease in short-term borrowings	—	—	(16,000)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	169,543
Proceeds from issuance of long-term debt	153	—	—
Payments of long-term debt and capital lease obligations	(119)	(587)	(490)
Proceeds from issuance of common stock, net of issuance costs	6,134	8,029	9,106

Net cash provided by financing activities	6,168	7,442	161,809

Elimination of net cash activities on pooling of interest transactions	—	—	(1,119)

Effects of exchange rate changes on cash and cash equivalents	(1,729)	3,065	(1,028)

Net increase (decrease) in cash and cash equivalents	(298)	(34,942)	26,603
Cash and cash equivalents, beginning of year	125,297	160,239	133,636

Cash and cash equivalents, end of year	$124,999	$125,297	$160,239

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$9,200	$8,560	$193
Cash paid (received) during the year for income taxes, net of refunds	$6,100	$(5,339)	$5,876
Supplemental disclosure of noncash financing and investing activities
Accretion and dividends on preferred stock	$—	$—	$90
Settlement of notes related to acquisitions in exchange for common stock	$—	$17,750	$—
The Company utilized available funds, issued common stock and issued notes in connection with certain business combinations during the years ended September 30, 2003, 2002 and 2001. The fair values of the assets and liabilities of the acquired companies are presented as follows:
Assets acquired	$920	$217,537	$11,682
Liabilities assumed	(375)	(98,227)	(9,585)

Net assets acquired	$545	$119,310	$2,097

The acquisitions were funded as follows:
Cash consideration	$500	$38,021	$33,274
Common stock	1,856	519,888	23,363
Stock options converted	—	77,149	—
Notes issued to sellers	—	—	16,906
Transaction costs	202	17,683	1,665
Cash acquired	(1,102)	(39,509)	(1,797)

	$1,456	$613,232	$73,411

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

      Brooks Automation, Inc. (“Brooks” or the “Company”) is a leading supplier of automation products and solutions primarily serving the worldwide semiconductor market. Brooks supplies hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make manufacturing equipment for making semiconductor devices. Brooks has offerings ranging from hardware and software modules to fully integrated systems and system integration services to deploy its products on a world-wide basis. Although Brooks’ core business addresses the increasingly complex automation requirements of the global semiconductor industry, Brooks is also focused on providing automation solutions for a number of related industries, including flat panel display manufacturing, data storage and other complex manufacturing.

      The Company has recorded significant losses from operations and generated a significant accumulated deficit. Revenues and operations have decreased substantially and net cash outflows from operations have increased significantly as a result of the recent downturn within the semiconductor sector and related industries. Consequently, the Company has undertaken several restructuring programs during the years ended September 30, 2003 and 2002 (See Note 12) to align its cost structures and its revenues. The cyclical nature of the industry, the extended period of the current downturn and the continuing uncertainty as to the timing and speed of recovery mean that estimates of future revenues, results of operations and net cash flows are inherently difficult. At September 30, 2003 the Company had $198.6 million in cash, cash equivalents and marketable securities, primarily a result of the proceeds raised from the May 2001 sale of $175.0 million of convertible notes due in 2008. The Company believes it has adequate existing resources to fund the Company’s current working capital requirements and capital expenditures, including development of new products and enhancements to existing products, for at least the next twelve months. The Company may be unable to obtain any required additional financing on terms favorable to it, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund its expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on the Company’s business.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts and transactions are eliminated.

      On May 16, 2003, the Company sold 81% of the common stock of Brooks-PRI Automation (Switzerland) GmbH (“Brooks Switzerland”) for $0.5 million. Brooks Switzerland held the technology and assets associated with the former Tec-Sem A.G. (“Tec-Sem”) acquisition on October 9, 2001. The Company retained a 19% equity interest in Brooks Switzerland and retained ownership of certain technology associated with semiconductor lithography. The Company’s remaining investment is accounted for under the equity method of accounting. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2003 include the Company’s share of the results of Brooks Switzerland for the period subsequent to its disposition.

      On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), a Colorado Springs, Colorado company that provides service diagnostics for the 200mm and 300mm equipment markets. This transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2003, include the results of this acquired entity for the period subsequent to its acquisition.

      On July 3, 2002, the Company acquired Hermos Informatik GmbH (“Hermos”), from its parent, The Hermos Group. Hermos, located in Germany, is a provider of wafer carrier ID readers for the 300mm market.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 14, 2002, the Company completed the acquisition of PRI Automation, Inc. (“PRI”). PRI, principally located in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems equipment, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. On February 15, 2002, the Company acquired substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. (collectively, “IAS”), two privately held companies affiliated with each other, previously located in Cambridge, Massachusetts. IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. On December 15, 2001, the Company acquired Fab Air Control (“Fab Air”), a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. On December 13, 2001, the Company acquired the Automation Systems Group of Zygo Corporation (“Zygo”). Zygo, previously located in Florida, is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems and reticle handling solutions for the semiconductor industry. On October 9, 2001, the Company acquired 90% of the capital stock of Tec-Sem A.G. (“Tec-Sem”), a Swiss company, and subsequently exercised an option to acquire the remaining 10% of Tec-Sem’s capital stock during March 2002. Tec-Sem is a manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. As described above, Tec-Sem was subsequently sold in May 2003. On October 5, 2001, the Company acquired substantially all of the assets of General Precision, Inc. (“GPI”). GPI, previously located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. These transactions were recorded using the purchase method of accounting in accordance with FAS 141. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2002, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

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

      On June 26, 2001, the Company completed the purchase of KLA-Tencor, Inc.’s e-Diagnostics product business (“e-Diagnostics”). The e-Diagnostics products enable service and support teams to remotely access their tools in customer fabs in real-time to diagnose and resolve problems quickly and cost-effectively. On June 25, 2001, the Company acquired CCS Technology, Inc. (“CCST”), a supplier of 300mm automation test and certification software previously located in Williston, Vermont. On May 15, 2001, the Company acquired SimCon N.V. (“SimCon”), a value-added reseller for the Company’s simulation, scheduling, production analysis and dispatching software headquartered in Belgium. On February 16, 2001, the Company acquired SEMY Engineering, Inc. (“SEMY”), a provider of advanced process and equipment control systems for the semiconductor industry located in Phoenix, Arizona. On December 13, 2000, the Company acquired substantially all of the assets of a scheduling and simulation software and service distributor in Japan. These transactions were recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”). Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the year ended September 30, 2001, include the results of these acquired entities for the periods subsequent to their respective acquisitions.

      In June 1999, the Company formed a joint venture in Korea. This joint venture is 70% owned by the Company and 30% owned by third parties unaffiliated with the Company. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain amounts in previously issued financial statements have been reclassified to conform to current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, obsolescence of inventory, cost of product warranties, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of restructuring reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Foreign Currency Translation

      For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and accordingly, translation adjustments are reported in “Accumulated other comprehensive income (loss)”. Foreign currency translation adjustments are one of the components added to the Company’s net loss in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At both September 30, 2003 and 2002, all cash equivalents are held at cost, which approximates fair value.

Marketable Securities

      The Company invests its excess cash in marketable debt securities and classifies them as available-for-sale. The Company records these securities at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). For all periods presented, unrealized gains and losses are immaterial. Marketable securities reported as current assets represent investments that mature within one year. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to current assets. At September 30, 2003, the Company’s marketable securities were comprised entirely of corporate debt securities aggregating $73.6 million, with maturities to the Company ranging from 1 day and not exceeding thirty years. The weighted average maturity to the Company is approximately 2.7 years. At September 30, 2002, the Company’s marketable securities were comprised of U.S. Government securities aggregating $46.6 million and corporate debt securities aggregating $73.8 million, with maturities to the Company ranging from 1 day and not exceeding twenty-seven years. The weighted average maturity to the Company is approximately 3 years.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company’s customers are concentrated in the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top 20 customers account for approximately 50% of revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

      The Company periodically evaluates the recoverability of long-lived assets, including its intangible assets, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. In December 2002, the Company recorded an impairment charge of $6.1 million related to capitalized costs of an abandoned internal systems application infrastructure program.

      Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income (loss).

Intangible Assets and Goodwill

      Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the shorter of seven years or the estimated economic life of the patents. As of September 30, 2003 and 2002, the net book value of the Company’s patents was $0.4 million and $0.1 million, respectively.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products, typically three years. The Company did not capitalize any such costs during fiscal 2003 or 2002.

      Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses the Company acquired and has accounted for under the purchase method in accordance with APB 16 and FAS 141.

      The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	3 – 5 years
Completed technology	2 – 10 years
License agreements	5 years
Trademarks and trade names	3 – 5 years
Non-competition agreements	3 – 5 years
Customer relationships	4 – 7 years

      The Company elected to adopt the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date. The Company performs an annual impairment test of its goodwill as required under the provisions of FAS 142 unless interim indicators of impairment exist. During this annual impairment test in fiscal 2003, as the Company completed its annual budgeting process, the Company concluded that the goodwill related to its factory automation hardware segment was impaired due to estimated revenues and cash flows of its product offerings related to this segment. The Company recorded impairment charges of $40.0 million related to goodwill in accordance with the annual impairment test in the year ended September 30, 2003. The Company recorded impairment charges of $145.1 million and $334.2 million for intangible assets and goodwill, respectively, in the year ended September 30, 2002.

     Revenue Recognition

      Revenue from product sales and software licenses that do not involve significant customization is recorded upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. Shipping terms are customarily FOB shipping point. Costs incurred for shipping and handling are included in revenues and cost of sales. A provision for product warranty costs is recorded to estimate costs associated with warranty liabilities. When significant on site customer acceptance provisions are present in the arrangement, revenue is generally recognized upon completion of customer technical acceptance testing. In the event significant uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.

      The Company enters into two types of significant multi-element arrangements: tailored software arrangements, described below, and software sales with post-contract support. Revenue for the undelivered

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support on multi-element software sales with post-contract support is deferred based on vendor specific objective evidence of the value of the support.

      For tailored software contracts, the Company provides significant consulting services to tailor the software to the customer’s environment. If the Company is able to reasonably estimate the level of effort and related costs to complete the contract, the Company utilizes the percentage-of-completion method. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. If the ability of the Company to complete the tailored software is uncertain or if the Company cannot reasonably estimate the level of effort and related costs, completed contract accounting is applied. Losses, if any, are provided for in the period in which such losses are first identified by management. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to services and maintenance agreements and long term contracts accounted for using the completed contract method.

      In transactions that include multiple products and/or services, the Company allocates the sales value among each of the deliverables based on their relative fair values and recognizes such revenue when they are delivered.

     Warranty

      The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims.

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

      The Company has adopted the disclosure-only provisions of FAS 148, an amendment of FAS 123. The following pro forma information regarding net loss has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method under FAS 123. The fair value of each option grant was estimated on the date of grant; the fair value of each employee stock purchase was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,

	2003	2002	2001

Risk-free interest rate	2.2% - 2.7%	2.2% - 4.9%	3.2% - 5.95%
Volatility	82%	84%	100%
Expected life (years) — options	4.0	4.0	4.0
Dividend yield	0%	0%	0%

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Year Ended September 30,

	2003	2002	2001

Net loss, as reported	$(185,760)	$(719,954)	$(29,750)
Add stock-based employee compensation expense included in reported net loss, net of related taxes	8,511	13,416	25
Deduct pro forma stock-based compensation expense, net of related taxes	23,827	54,046	17,248

Pro forma net loss	$(201,076)	$(760,584)	$(46,973)

Loss per share
Basic and diluted, as reported	$(5.05)	$(27.90)	$(1.65)
Basic and diluted, pro forma	$(5.47)	$(29.47)	$(2.61)

      Because most options vest over several years and additional option grants are expected to be made subsequent to September 30, 2003, the results of applying the fair value method may have a materially different effect on pro forma net loss in future years.

     Income Taxes

      The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. The Company is required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of recognizing a $627.4 million loss before taxes and minority interests during the year ended September 30, 2002, and the continuing uncertainty in the semiconductor sector, management determined that it is more likely than not that the Company’s deferred tax assets will not be realized and, accordingly, recorded a valuation allowance of $219.5 million against the net deferred tax assets. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. As a result of recognizing $185.8 million in losses for the year ended September 30, 2003, the Company has determined that it is more likely than not that the deferred tax assets will not be realized and has continued to record a full valuation allowance against those assets. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

     Loss Per Share

      Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted average number of common

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted loss per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

     Fair Value of Financial Instruments

      The Company’s financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable, accrued expenses and long and short-term debt. The carrying amounts reported in the balance sheets approximate their fair value at both September 30, 2003 and 2002.

     Recent Accounting Pronouncements

      In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF 00-21 has not had any significant impact on the Company’s results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003 if the VIE or potential VIE was created before February 1, 2003 and the entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in certain disclosures required. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period of time. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For all other mandatorily redeemable noncontrolling interests (those that are a liability under FAS 150 to the subsidiary and also a liability when consolidated by the parent), only the measurement provisions relating to forward contracts are deferred for an indefinite period, if the security was created on or

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before November 5, 2003. For SEC registrants, the disclosure provisions of FAS 150 are expected to apply without any deferral. The Company will continue to evaluate the impact of FAS 150 on our financial position and results of operations.

3.	Business Acquisitions and Dispositions

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

      The accompanying consolidated financial statements and notes thereto have been restated to include the financial position and results of operations for PTI for all periods prior to the acquisition. As a result of conforming dissimilar year-ends, PTI’s results of operations for the three months ended December 31, 2000, were included in both of the Company’s fiscal years 2001 and 2000. Accordingly, an amount equal to PTI’s net income for the three months ended December 31, 2000, was eliminated from consolidated accumulated deficit for the year ended September 30, 2001. PTI’s revenues, net income and net income attributable to common stockholders for that quarter were $3.8 million, $536,000 and $506,000, respectively.

      The results of operations previously reported by the separate companies prior to their respective acquisitions and the combined amounts presented in the accompanying Consolidated Statements of Operations are as follows (in thousands):

(Unaudited)
Nine Months Ended
June 30,
2001

Revenues
Brooks Automation, Inc.	$310,085
Progressive Technologies, Inc.	10,107

$320,192

Net income
Brooks Automation, Inc.	$2,580
Progressive Technologies, Inc.	861

$3,441

Purchase Transactions

      The following transactions were accounted for as purchase transactions under FAS 141. Common stock issued as consideration for these transactions, with the exception of PRI, was valued at the average closing price of the Company’s common stock for two days before and the day of the respective acquisition, which coincided with the announcement date of these acquisitions. Common stock issued as consideration for PRI was valued at the average closing price of the Company’s common stock for two days before, the day of and two days after the announcement of the merger. The value of any additional shares issued was recorded at the average closing price of the Company’s common stock for two days before and the day of the issuance. The fair values of identifiable intangible assets were based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria of FAS 141. The excess of purchase price over fair value of net assets acquired is allocated to identifiable intangible assets and amortized over their estimated useful lives using the straight-line method, and the remainder is recorded as goodwill. Except for PRI, GPI and SEMY, pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results.

     Microtool, Inc.

      On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), a Colorado Springs, Colorado company that provides service diagnostics for the 200mm and 300mm equipment markets. The acquisition of Microtool provides the Company with additional software and services offerings. In consideration, the Company paid $0.5 million cash and issued 170,001 shares of its common stock with a value of $1.7 million, or $9.74 per share. The Company had reserved an additional 19,999 shares to be issued conditionally upon adjustments for finalization of the net tangible assets acquired from the selling stockholders; these shares, valued at $0.2 million, or $9.99 per share, were issued on February 6, 2003. See the table below for a summary of the transaction.

     Hermos

      On July 3, 2002, the Company completed the acquisition of all of the outstanding capital stock of Hermos, a privately-held company located in Mistelgau, Germany. Hermos provides wafer carrier ID readers used in the manufacture of semiconductors. In consideration, the Company paid the Hermos stockholders $5.1 million in cash and issued 1,274,989 shares of Brooks’ common stock with a value of $29.7 million, or $23.31 per share. During fiscal year 2003, the Company received $0.5 million in cash and issued an additional 249,192 shares with a value of $1.9 million as a result of the finalization of the purchase price. See the table below for a summary of the transaction.

     PRI

      On May 14, 2002, the Company completed the acquisition of 100% of the outstanding shares of PRI Automation, Inc. (“PRI”). PRI, located principally in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. The acquisition of PRI by Brooks provided the Company with entry into the automated material handling systems (“AMHS”) and lithography automation markets by serving semiconductor manufacturers while also significantly expanding its atmospheric product offerings serving the OEM business. Stockholders of PRI received 0.52 shares of Brooks’ common stock for each share of PRI common stock held. The Company issued 13,563,207 shares of Brooks common stock to PRI stockholders in the merger. During fiscal year 2003, the Company issued an additional 33,232 shares of Brooks common stock valued at $0.4 million for PRI Canadian exchangeable shares. The Company also reserved an additional 3,317,168 common shares for issuance upon the exercise of options to purchase PRI common stock, which were assumed by Brooks and converted into options to purchase Brooks common stock, using the same ratio as that used for the common shares. The merger was structured as a tax-free reorganization.

      The $308.7 million of goodwill arising from the acquisition is not deductible for tax purposes. Of this amount, $179.9 million was allocated to the Company’s equipment automation segment, $110.3 million to the Company’s factory automation hardware segment and $18.5 million to the Company’s factory automation software segment.

      The fair value of the Company’s common stock per share was calculated as $33.60 per share, on October 24, 2001, the date of the announcement of the merger. The Company has calculated the fair value of the options exchanged to be $76.1 million as of the acquisition date using the Black-Scholes option pricing model. The intrinsic value of the unvested options exchanged in the acquisition was estimated at $14.7 million

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and was recorded as deferred compensation. The deferred compensation is being recognized over the remaining vesting periods of the options, which range up to five years. The Company also accounted for $14.3 million of transaction fees, including $6.2 million of legal and accounting fees and $7.2 million of investment banking fees.

      The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at May 14, 2002, the date of acquisition (in thousands):

Cash	$39,271
Other current assets	63,852
Property, plant and equipment	9,037
Other assets	23,154
Deferred tax assets, net	56,537
Current liabilities	(72,029)
Long-term liabilities	(9,987)

Net assets acquired	$109,835

      The acquisition gave rise to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel and the Company provided certain balance sheet adjustments in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipated headcount reductions of approximately 325 people across all functional areas of the combined company and, as such, included an estimated accrual for workforce reductions of $13.5 million comprised of severance, employee benefits and outplacement support. The former chief executive officer of PRI entered into a non-competition agreement with the Company, which became effective upon completion of the combination and which required a total payment of $1.1 million over a two-year period. The Company identified redundant facilities consisting of sales and support offices, manufacturing facilities and administrative offices. As such, an accrual of $11.1 million was recorded in connection with the acquisition representing rental commitments on facilities with lease terms to 2011. During fiscal 2003 the Company reassessed the estimates and assumptions related to the facilities accrual and based on management’s evaluation recorded an additional charge of $10.1 million related to these facilities.

      The Company has also accrued for $1.2 million of amounts to be incurred subsequent to the acquisition related to legal costs to close legal subsidiaries of PRI. The Company believes the above actions are an integral component of the acquisition plan to enable the benefits of the combined companies to be optimized and the benefits of the acquisition to be realized. The Company has completed the majority of restructuring efforts as of September 30, 2003. Lease payments for restructured facilities due after more than one year are classified as long-term liabilities. The Company also decreased the recorded value of acquired leasehold improvements by $5.1 million for leasehold improvements related to PRI facilities which are being abandoned.

      The Company recorded adjustments for a deferred tax asset of $101.8 million relating to the taxable losses and other timing differences of PRI acquired based on the then expected synergies and benefits, less $45.3 million of deferred tax liabilities related to the identifiable intangible assets to be acquired, for a net deferred tax asset acquired of $56.5 million. Additionally, the Company recorded adjustments to amounts previously recorded by PRI to eliminate $38.9 million of deferred revenue, $38.8 million of associated deferred inventory costs and $5.2 million of associated deferred installation costs related to contracts where effort was substantially completed prior to the acquisition date but revenue was deferred by PRI until acceptance by the customer. The Company recorded an accrual for estimated warranty expense of $1.2 million for contracts for which deferred revenue has been eliminated but for which there remains a continuing warranty obligation subsequent to the acquisition. The Company recorded accounts receivable of $9.8 million for amounts due

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from customers under contracts for which Brooks will not recognize revenue subsequent to the acquisition date.

      The Company also eliminated $1.6 million of intangible assets and $1.4 million of goodwill previously recognized as assets by PRI and $1.8 million of restructuring reserves related to facilities based on PRI estimates which the Company has re-evaluated and recorded a separate accrual. See the table below for a summary of the transaction.

     IAS

      On February 15, 2002, the Company acquired IAS, two privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. As consideration, the Company paid IAS and its stockholders (the “Sellers”) $5.4 million of cash and issued or reserved for issuance 209,573 shares of Brooks common stock with a value of $9.9 million at the time of closing and converted existing IAS stock options into Brooks stock options, using the same ratio as that used for the common shares. The fair value of the common stock was calculated as $47.91 per share. Of these shares, 68,973 shares were issued in fiscal 2002 and 140,600 were reserved for issuance to the sellers over a period of three years in accordance with the terms of the acquisition agreement, subject to adjustment for any indemnification claims that may arise within two years of the acquisition date. The 140,600 shares are issuable contingent upon employment obligations to be fulfilled by certain key IAS employees ratably over the three year period subsequent to the acquisition. During fiscal year 2003, the Company received $0.3 million in cash related to the finalization of the purchase price. In addition, the Company issued 34,433 shares of the contingent shares in accordance with the terms of the acquisition agreement. As such, the Company recorded compensation expense of $0.9 million in its Consolidated Statement of Operations for the year ended September 30, 2003.

      The Company has calculated the fair value of the options exchanged in this transaction to be $1.0 million as of the acquisition date using the Black-Scholes option pricing model. The intrinsic value of the unvested options exchanged in the acquisition is $0.5 million and was recorded as deferred compensation. The deferred compensation is being recognized over the remaining vesting periods of the options, which range up to four years. See the table below for a summary of the transaction.

     Fab Air

      On December 15, 2001, the Company acquired Fab Air, a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. As consideration, the Company paid $1.2 million of cash and incurred $0.3 million of transaction costs.

Zygo Group

      On December 13, 2001, the Company acquired the Zygo Group, located in Florida. The Zygo Group is a manufacturer of reticle automation systems, including reticle sorters, reticle macro inspection systems, and reticle handling solutions for the semiconductor industry. As consideration, the Company paid $12.2 million of cash. During fiscal year 2003, the Company received $0.3 million in cash as a result of finalization of the purchase price. See the table below for a summary of the transaction.

Tec-Sem

      On October 9, 2001, the Company acquired 90% of the outstanding capital stock of Tec-Sem, a leading manufacturer of bare reticle stockers, tool buffers and batch transfer systems for the semiconductor industry. During March 2002, the Company exercised its option to purchase the remaining 10% of the outstanding capital stock. As consideration, the Company paid $13.8 million of cash, net of cash acquired of $223,000, and

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued 180,000 shares of Brooks common stock with a market value of $5.7 million at the time of issuance. The shares issued included 25,000 shares of fully issued common stock with a market value of $0.7 million at the time of issuance, to certain key non-owner employees of Tec-Sem, which were accounted for as additional purchase price, since the issuance of the shares was not related to any continuing employee obligations to the Company. See the table below for a summary of the transaction.

      On May 16, 2003, the Company sold 81% of the common stock of Brooks-PRI Automation (Switzerland) GmbH (“Brooks Switzerland”) for $0.5 million. The Company recorded a loss of $3.2 million which is recorded in “Acquisition related and restructuring charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2003. Brooks Switzerland held the technology and assets associated with the Tec-Sem A.G. (“Tec-Sem”) acquisition. The Company retained a 19% equity interest in Brooks Switzerland and retained ownership of certain technology associated with semiconductor lithography. The Company’s remaining investment is accounted for under the equity method of accounting. The Company included its portion of the results of Brooks Switzerland in its results for the year ended September 30, 2003 for the period subsequent to its disposition. A summary of the transaction is as follows (in thousands):

Cash consideration, net	$550
Net assets disposed	(901)
Cumulative translation adjustment	(2,826)

Loss on disposition	$(3,177)

GPI

      On October 5, 2001, the Company acquired substantially all of the assets of GPI in exchange for 825,000 shares of Brooks common stock, with a market value of $25.5 million at the time of issuance, subject to post-closing adjustments, and $0.2 million of cash. In accordance with the procedures defined in the terms of the acquisition agreement, the Company and the selling stockholders completed the post-closing adjustments and analysis related to the net assets of GPI at a point in time prior to the closing compared with the net assets at closing. As a result, on November 19, 2002, the Company issued 15,869 shares of Brooks’ common stock with a market value of $0.2 million to the selling stockholders in full settlement of this process. Additionally, the Company made indemnification claims against shares held in escrow in accordance with the acquisition agreement. To that effect, the Company released 56,200 of the shares held in escrow to the selling stockholders. The remaining 28,800 shares are being held pending final resolution of the indemnification claims. GPI, previously located in Valencia, California, is a supplier of high-end environmental solutions for the semiconductor industry. See the table below for a summary of the transaction.

      A summary of the transactions described above is as follows (in thousands):

	Microtool	Hermos(1)	PRI	IAS	Zygo	Tec-Sem(2)	GPI

Consideration:
Cash	$500	$4,561	$—	$5,177	$11,839	$13,777	$177
Common stock	1,856	31,643	456,122	3,304	—	5,720	25,649
Fair value of employee stock options converted	—	—	76,114	1,035	—	—	—
Transactions costs	202	339	14,273	1,012	257	513	829

Total consideration	2,558	36,543	546,509	10,528	12,096	20,010	26,655

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Microtool	Hermos(1)	PRI	IAS	Zygo	Tec-Sem(2)	GPI

Fair value of net tangible asset (liabilities) acquired	545	617	109,835	(2,109)	3,624	1,499	5,844
Deferred compensation	—	—	14,677	532	—	—	—

Excess of consideration over fair value of net assets acquired	2,013	35,926	421,997	12,105	8,472	18,511	20,811

Allocation of excess consideration to identifiable intangible assets:
Completed technology	—	4,600	80,800	5,520	2,100	7,200	9,300
Customer relationships	—	—	28,500	—	—	—	—
Trademarks and trade names	—	—	3,900	—	100	—	600
Non-competition agreements	—	—	60	—	—	—	200

Total	—	4,600	113,260	5,520	2,200	7,200	10,100

Allocation of excess consideration to goodwill	$2,013	$31,326	$308,737	$6,585	$6,272	$11,311	$10,711

Notes:

(1)	Hermos: Cash consideration of $4,561 is net of cash acquired of $15

(2)	Tec-Sem: Cash consideration of $13,777 is net of cash acquired of $223

Pro forma results of operations

      The following pro forma results of operations for the years ended September 30, 2002 and 2001, have been prepared as though the acquisitions of PRI, GPI and SEMY had occurred as of October 1, 2000 and 2001. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of October 1, 2000 and 2001 or of results of operations that may occur in the future (in thousands, except per share data):

	Year Ended September 30,

	2002	2001

Revenues	$419,795	$673,682
Net loss before cumulative effect of change in accounting principle	$(762,833)	$(114,096)
Net loss	$(762,833)	$(119,794)
Loss per share (diluted)	$(22.25)	$(3.69)

4.     Goodwill and Intangible Assets

      The Company elected to adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date.

      The Company is required to perform an annual impairment test of its goodwill under the provisions of FAS 142. The Company compares the fair value of each reporting unit to its recorded book value. An excess of book value over fair value indicates that an impairment of goodwill exists. The fair value of goodwill is determined on an implied residual basis by deducting the fair value of all assets and liabilities of the reporting unit, including non-acquired intangible assets not recorded, from the total fair value of the reporting unit. Impairment of goodwill is measured as the excess of the recorded value of goodwill over the implied residual value. Impairment testing is based on discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated lives of the primary assets of the reporting unit. During this annual impairment test in fiscal 2003, as the Company completed its annual budgeting process, the Company

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concluded that the goodwill related to its factory automation hardware segment was impaired due to estimated revenues and cash flows of its product offerings related to this segment. The write-down of goodwill of $40.0 million is included within “Amortization of acquired intangible assets and asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2003.

      In fiscal 2002, primarily as a result of the continuing downturn in the semiconductor industry and uncertainty as to the timing and speed of recovery for the sector, the Company concluded in performing its annual impairment test that goodwill related to its equipment automation, factory automation hardware and factory automation software segments was impaired. Accordingly, the Company recorded a charge to operations of $334.2 million for the write-down of goodwill. The write-down of goodwill is included within “Amortization of acquired intangible assets and asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2002.

      The changes in the carrying amount of goodwill by segment for the years ended September 30, 2002 and 2003 are as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Balance at September 30, 2001	$6,538	$450	$53,140	$—	$60,128
Adjustments to goodwill:
Reclassify assembled workforces to goodwill in accordance with FAS 141	450	—	6,125	—	6,575
Acquisitions	190,258	157,898	18,499	6,838	373,493
Purchase accounting adjustments on prior period acquisitions	1,803	(20)	(5,017)	—	(3,234)
Impairment	(174,095)	(123,808)	(36,281)	—	(334,184)
Foreign currency translation	10	1,134	234	—	1,378

Balance at September 30, 2002	24,964	35,654	36,700	6,838	104,156
Adjustments to goodwill:
Acquisitions	—	2,013	—	—	2,013
Purchase accounting adjustments on prior period acquisitions	445	850	25	(253)	1,067
Impairment	—	(39,951)	—	—	(39,951)
Foreign currency translation	10	1,434	229	—	1,673

Balance at September 30, 2003	$25,419	$—	$36,954	$6,585	$68,958

      Purchase accounting adjustments of $1.1 million represent adjustments resulting from the finalization of purchase prices for various historical acquisitions (Note 3).

      The information below gives effect to the adoption of FAS 142 as if its provisions had been adopted as of October 1, 2000. The results for the years ended September 30, 2003 and 2002 are presented for comparative

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes only, as the effect of the adoption of FAS 142 is reflected in the Company’s actual results of operations for that period (in thousands, except per share data):

	Year Ended September 30,

	2003	2002	2001

Net loss attributable to common stockholders	$(185,760)	$(719,954)	$(29,750)
Goodwill and assembled workforces amortization	—	—	23,762

Adjusted net loss	$(185,760)	$(719,954)	$(5,988)

Basic and diluted loss per share
Reported loss per share	$(5.05)	$(27.90)	$(1.65)
Goodwill and assembled workforces amortization	—	—	1.32

Adjusted basic and diluted loss per share	$(5.05)	$(27.90)	$(0.33)

      Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2003		September 30, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patents	$7,179	$6,743	$6,793	$6,653
Completed technology	30,385	24,214	29,913	20,910
License agreements	305	305	305	305
Trademarks and trade names	2,532	1,949	2,532	1,628
Non-competition agreements	1,726	1,545	1,726	1,219
Customer relationships	6,517	3,296	6,517	2,423

	$48,644	$38,052	$47,786	$33,138

      During fiscal 2003, the Company did not acquire any identifiable intangible assets in connection with completed acquisitions. During fiscal 2002, the Company acquired identifiable intangible assets with an aggregate fair value $518.0 million in connection with completed acquisitions.

      Ratable amortization expense for intangible assets was $4.6 million, $20.8 million and $31.6 million for the years ended September 30, 2003, 2002 and 2001, respectively.

      The impairment of the Company’s goodwill in the year ended September 30, 2003 indicated that an impairment of long-lived assets may exist and the Company therefore performed an assessment of impairment on those assets. The Company performs an assessment of the carrying values of its intangible assets as proscribed by Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) if indicators of impairment exist. The impairment testing is based on undiscounted cash flows to determine if an impairment existed. Any resulting impairments are measured utilizing discounted cash flow analyses of expectations of future earnings related to existing long-lived assets for each of the reporting units over the remaining estimated useful lives of the primary assets of the reporting unit. This assessment resulted in no impairment of intangible assets in the Company’s segments for the year ended September 30, 2003.

      In fiscal 2002, the Company performed an assessment under the provisions of Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) due to the large impairment of the Company’s goodwill. The assessment resulted in the impairment of intangible assets in each of the Company’s segments. Accordingly, the Company recorded a charge to operations of $145.1 million for the write-down of intangible assets. This

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge is included within “Amortization of acquired intangible assets and asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2002.

      The components of the impairment of intangible assets recorded for the year ended September 30, 2002 is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Patents	$2,082	$553	$142	$—	$2,777
Completed technology	84,331	15,033	9,172	4,888	113,424
License agreements	—	373	—	—	373
Trademarks and trade names	546	3,072	922	—	4,540
Non-competition agreements	150	—	517	—	667
Customer relationships	—	19,118	4,170	—	23,288

Total impairment of intangible assets	$87,109	$38,149	$14,923	$4,888	$145,069

      Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2003 is as follows (in thousands):

Year ended September 30, 2004	$3,662
2005	$3,100
2006	$1,798
2007	$770
2008	$659
Thereafter	$602

5.     Loss Per Share

      Below is a reconciliation of loss per share and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Year Ended September 30,

	2003	2002	2001

Basic and diluted loss per share:
Net loss	$(185,760)	$(719,954)	$(29,660)
Accretion and dividends on preferred stock	—	—	(90)

Net loss attributable to common stockholders	$(185,760)	$(719,954)	$(29,750)

Weighted average common shares outstanding	36,774	25,807	18,015

Basic and diluted loss per share attributable to common stockholders	$(5.05)	$(27.90)	$(1.65)

      Options to purchase common stock and assumed conversions totaling approximately 9,030,000, 8,276,000 and 3,921,000 shares of common stock were excluded from the computation of diluted loss per share attributable to common stockholders for the years ended September 30, 2003, 2002 and 2001, respectively, as their effect would be anti-dilutive. These options and conversions could, however, become dilutive in future periods.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investment in Shinsung

      As a result of the acquisition of PRI, the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. PRI made a minority investment in Shinsung of $11.5 million in exchange for 3,109,091 shares of Shinsung common stock and warrants to purchase an additional 3,866,900 common shares. At the time of the Company’s acquisition of PRI on May 14, 2002, the fair market values of the Shinsung common shares and warrants were $10.7 million and $12.0 million, respectively. The fair value of the Shinsung warrants was determined using the Black-Scholes valuation model. The Company was restricted from selling or transferring the stock upon exercise of the warrants for a period of 33 days after the date of exercise and the warrants could not be transferred or sold to any third party. As such, the warrants were not readily convertible into cash and therefore fell within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At September 30, 2002, the Company reported an unrealized loss of $9.2 million resulting from the change in the fair market values of the common shares and warrants as a component of “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheet. At September 30, 2002, the fair market values of the Shinsung common shares and warrants were $6.5 million and $7.0 million, respectively, and were reported in “Other assets” in the Company’s Consolidated Balance Sheet as of September 30, 2002.

      In December 2002, the Company received an offer from Shinsung, and on January 27, 2003, concluded the sale to Shinsung of the warrants for $0.5 million. As a result, the Company recorded an impairment charge of $11.6 million. In March 2003, the Company sold the Shinsung common shares for $7.7 million, net of transaction costs, incurring a $3.0 million net loss on the sale of the common shares. Both the impairment charge and the net loss on the sale of the common shares have been included in “Other (income) expense” in the Company’s Consolidated Statements of Operations for the year ended September 30, 2003.

7.     Income Taxes

      The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	6	6	343
Foreign	4,900	4,769	7,268

	4,906	4,775	7,611

Deferred:
Federal	—	69,782	(11,916)
State	—	9,393	(2,134)
Foreign	—	8,866	—

	—	88,041	(14,050)

	$4,906	$92,816	$(6,439)

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of loss before income taxes, and minority interests, are as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Domestic	$(147,958)	$(580,359)	$(47,342)
Foreign	(32,682)	(47,053)	10,819

	$(180,640)	$(627,412)	$(36,523)

      The significant components of the net deferred tax asset are as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Reserves not currently deductible	$48,105	$63,276	$35,770
Federal and state tax credits	25,812	25,719	11,721
Capitalized research and development	573	901	1,340
Depreciation and amortization	43,120	44,043	—
Net operating loss carryforwards	164,066	98,447	5,314
Other	—	—	—

Deferred tax asset	281,676	232,386	54,145

Depreciation and amortization	—	—	5,780
Other	4,053	3,302	1,189

Deferred tax liability	4,053	3,302	6,969

Valuation allowance	277,623	229,084	8,257

Net deferred tax asset	$—	$—	$38,919

      The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Income tax benefit computed at federal statutory rate	$(63,224)	$(219,594)	$(12,783)
State income taxes, net of federal benefit	(3,250)	(12,478)	(1,164)
Research and development tax credits	(1,007)	(1,004)	(1,700)
Foreign sales corporation tax benefit	—	(833)	(205)
Foreign income taxed at different rates	4,778	16,381	1,910
Nondeductible transaction expenses	—	—	1,004
Change in deferred tax asset valuation allowance	48,539	219,553	2,708
Permanent differences	1,538	777	86
Nondeductible amortization of goodwill	10,337	93,197	5,057
Foreign tax credit carryforwards	—	—	(2,708)
Withholding taxes	3,099	1,604	1,207
Other	4,096	(4,787)	149

	$4,906	$92,816	$(6,439)

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

      During the fiscal year 2003 the Company recorded a change in its valuation allowance of $48.5 million against all of its United States and foreign net deferred tax assets. FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has incurred significant operating losses in the United States in the three years ended September 30, 2003 and as a result management has determined that it is more likely than not that all of its United States deferred tax assets will not be realized. If the Company generates sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

      The valuation allowance also applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company. The increase in the valuation allowance relates primarily to the charge described above against the Company’s United States net deferred tax assets.

      As of September 30, 2003, the Company had federal, state and foreign net operating loss carryforwards of approximately $673.8 million and federal and state research and development tax credit carryforwards of approximately $25.8 million and foreign tax credit carryforwards of approximately $4.1 million available to reduce future tax liabilities, which expire at various dates through 2023.

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

      At September 30, 2003, the Company had $0.8 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$714,375, for accounting purposes and amortized the resulting discount to interest expense through the note’s maturity date. The note was settled on May 14, 2002 by the issuance of 21,645 shares of the Company’s common stock to the selling stockholders, based on the closing price of the stock at that date.

      At September 30, 2001, the Company had working capital loans of $0.3 million outstanding, maturing through April 2002. In November 1998, Smart Machines entered into a loan and security agreement with a leasing company. The agreement allowed for working capital borrowings of up to $2.0 million and equipment loans of up to $0.5 million. The ability to borrow against this facility expired on December 31, 1999. The loans were payable in monthly installments of principal and interest, with a 10.0% principal payback due at the time of the final payment. Annual principal payments due under these notes were $0.3 million in the year ended September 30, 2002; the loans were paid in full as of April 2002. All borrowings were collateralized by Smart Machines’ assets.

      Debt consists of the following (in thousands):

	September 30,

	2003	2002

Convertible subordinated notes at 4.75%, due on June 1, 2008	$175,000	$175,000
Other	123	185

	175,123	175,185
Less current portion	98	8

Long-term debt	$175,025	$175,177

      The Company’s debt repayments are due as follows (in thousands):

Year ended September 30, 2004	$98
2005	11
2006	12
2007	2
2008	175,000

$175,123

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

      As part of its cost reduction initiatives, the Company discontinued its matching contribution to the employee defined contribution plans during fiscal 2001. Accordingly, the Company did not record any expense for worldwide defined contribution plans for the year ended September 30, 2003 and 2002. The Company’s contribution expense for worldwide defined contribution plans was $2.2 million for the year ended September 30, 2001.

      The Company has an accrual of $9.9 million related to the projected retirement benefit to be paid to its Chief Executive Officer under the terms of his current employment agreement. The projected amount payable is earned over time and due immediately upon his retirement; however, at this time, his retirement date is not determinable. His current employment agreement will expire on October 1, 2005.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stockholders’ Equity and Convertible Redeemable Preferred Stock

Preferred Stock

      At September 30, 2003 and 2002, there were one million shares of preferred stock, $0.01 par value per share authorized; one share was issued and outstanding at September 30, 2003 and 2002, respectively. The outstanding share of preferred stock was issued in connection with the Company’s acquisition of PRI and relates to PRI’s former Canadian exchangeable shareholders. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

PTI Stock

      In connection with the acquisition of PTI by the Company, the Company acquired 9,208 shares of PTI restricted common stock and 90,000 shares of PTI Series A Convertible Redeemable Preferred Stock with a conversion ratio of 1:3.48 PTI preferred shares to Brooks common shares. All of these shares were converted into Brooks common stock upon acquisition.

Warrants

      Prior to its acquisition by the Company, PTI had issued warrants to purchase 10,000 shares of PTI common stock at an exercise price of $1.60 per share. These warrants were exercised for shares of PTI common stock on July 12, 2001 immediately prior to the acquisition of PTI by the Company. These shares were then exchanged for approximately 31,000 shares of the Company’s common stock in connection with the acquisition. At September 30, 2003 and 2002, there were no warrants outstanding.

Rights Distribution

      In July 1997, the Board of Directors declared a dividend of one preferred purchase right (a “right”) for each share of common stock outstanding on August 12, 1997. Each right entitled the registered holder to purchase from the Company, upon certain triggering events, one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred Shares”), par value $0.01 per share, of the Company, at a purchase price of $135.00 per one one-thousandth of a Series A Preferred Share, subject to adjustment. Redemption of the rights could generally discourage a merger or tender offer involving the securities of the Company that is not approved by the Company’s Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The rights will expire on the earlier of July 31, 2007, or the date on which the rights are redeemed. The terms of the rights may generally be amended by the Board of Directors without the consent of the holders of the rights.

11.     Stock Plans

Exchange Program

      In April 2003, the Company executed a tender offer (the “Exchange Program”) under which employees (excluding certain of the Company’s executive officers and the directors) holding stock options awarded under the Company’s various stock option plans which have an exercise price equal to or in excess of $20.00 per share (the “Old Options”) were permitted to exchange their Old Options for new options for a smaller number of shares (the “New Options”). Under the Exchange Program, options to purchase 2,526,880 shares of common stock of participating employees were cancelled. Subsequently, on October 16, 2003, the Company issued New Options to purchase 1,218,809 shares of common stock to those employees at an exercise price equal to $24.30, the market price of the Company’s common stock on that date. As the New Options were granted more than six months after the cancellation of the Old Options, no compensation expense was

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded related to the new issuance. In conjunction with the Exchange Program the Company recognized $2.5 million of compensation expense in the year ended September 30, 2003, related to unamortized deferred compensation for those options cancelled, which were originally granted to the employees of acquired companies.

2000 Combination Stock Option Plan

      The purposes of the 2000 Combination Stock Option Plan (the “2000 Plan”), adopted by the Board of Directors of the Company in February 2000, are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”). All employees of the Company or any affiliate of the Company are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 6,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 1,296,924 shares are outstanding and 4,683,001 shares remain available for grant as of September 30, 2003. On October 16, 2003, the Company subsequently issued options for 12,617 shares under the 2000 Plan in accordance with the Exchange Program. In addition, on October 16, 2003 and October 17, 2003 respectively, options for 902,500 and 155,000 shares were granted under the 2000 plan.

1998 Employee Equity Incentive Plan

      The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. A total of 4,825,000 shares of common stock have been reserved for issuance under the 1998 Plan. Of these shares, options on 1,573,341 shares are outstanding and 2,294,322 shares remain available for grant as of September 30, 2003. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. In order to align the 1998 Plan with its current practices, in January 2000, the Board of Directors amended the 1998 Plan to eliminate the Company’s ability to award nonqualified stock options with exercise prices at less than fair market value. On February 26, 2003 the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited option. From February 26, 2003 through September 30, 2003, 552,883 options were forfeited due to employee terminations. On October 16, 2003, the Company subsequently issued options for 1,206,192 shares under the 1998 Plan in accordance with the Exchange Program and cancelled and did not return to the reserve 632,435 forfeited options.

1993 Non-Employee Director Stock Option Plan

      The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. Each director who is not an employee of the Company or any of its subsidiaries is eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director receives an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vest over a period of five years and generally expire ten years from

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of grant. A total of 690,000 shares of common stock have been reserved for issuance under the Directors Plan. Of these shares, options to purchase 232,000 shares are outstanding and 401,000 shares remain available for grant as of September 30, 2003. On October 1, 2003, grants totaling 50,000 shares were issued to two newly appointed directors. The Director’s Plan expired at the end of the day on October 1, 2003.

1992 Combination Stock Option Plan

      Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 1,950,000 shares of common stock were reserved for issuance under the 1992 Plan. Of these shares, options to purchase 382,258 shares are outstanding and no shares remain available for grant as of September 30, 2003.

Stock Options Of Acquired Companies

      In connection with the acquisition of PTI, the Company assumed a stock option plan that was adopted by PTI on October 10, 1991. At acquisition, 32,018 options to purchase PTI common stock were outstanding and converted into 99,470 options to purchase the Company’s common stock. There were 10,864 options outstanding at September 30, 2003. The Company does not intend to issue any additional options under the PTI stock option plan.

      In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, 6,382,329 options to purchase PRI common stock were outstanding and converted into 3,319,103 options to purchase the Company’s Common Stock. There were options to purchase 1,139,784 shares outstanding at September 30, 2003. The Company does not intend to issue any additional options under the PRI stock option plan.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

      Aggregate stock option activity for all the above plans for the years ended September 30, 2003, 2002 and 2001 is as follows:

	Year Ended September 30,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	9,019,022	$34.39	4,255,528	$29.85	3,399,313	$27.75
Granted	980,800	$12.14	2,617,358	$27.99	1,564,893	$31.73
Assumed on acquisition	—	—	3,345,457	$45.59	—	—
Exercised	(185,167)	$14.09	(316,183)	$15.93	(371,972)	$18.14
Canceled	(5,174,745)	$35.83	(883,138)	$38.08	(336,706)	$30.37

Options outstanding at end of year	4,639,910	$28.93	9,019,022	$34.62	4,255,528	$29.85

Options exercisable at end of year	2,522,030	$34.00	3,151,602	$38.42	882,651	$24.95

Weighted average fair value of options granted during the period		$7.26		$26.64		$23.28
Options available for future grant	7,378,323

      The following table summarizes information about stock options outstanding at September 30, 2003:

	Options Outstanding

		Weighted-
		Average		Options Exercisable
		Remaining
		Contractual	Weighted-		Weighted-
Range of		Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 1.932 - $ 11.000	537,311	5.95	$9.825	135,963	$9.346
$11.450 - $ 12.969	488,475	6.42	$12.665	67,284	$12.709
$13.375 - $ 20.330	560,351	4.67	$18.146	425,189	$17.947
$20.631 - $ 24.910	216,593	5.00	$23.000	120,457	$22.337
$24.938 - $ 25.220	709,308	5.09	$25.214	215,137	$25.212
$25.290 - $ 28.370	550,628	3.69	$27.607	385,928	$27.671
$28.650 - $ 34.130	513,322	4.45	$31.491	397,470	$31.602
$34.250 - $ 44.830	541,662	4.64	$39.151	361,655	$39.481
$45.430 - $ 91.110	486,510	3.07	$66.276	385,666	$68.973
$93.030 - $164.760	35,750	2.46	$136.899	27,281	$137.710

$ 1.932 - $164.760	4,639,910	4.75	$28.925	2,522,030	$33.999

1995 Employee Stock Purchase Plan

      On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 1,500,000 shares during six-month offering

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2003, 770,230 shares of common stock have been purchased under the 1995 Plan and 729,770 remain available for purchase.

12.	Acquisition-Related and Restructuring Costs and Accruals

Fiscal 2003 Activities

      The Company recorded a charge to operations of $46.3 million in the year ended September 30, 2003 of which $6.2 million related to acquisitions, $6.1 million related to the write-off of capitalized costs related to cancelled systems, $39.8 million of restructuring costs and $5.8 million of restructuring reversals.

Acquisition-Related Costs

      The $6.2 million related to acquisitions is comprised of the $3.2 million loss on the disposition of the Brooks Switzerland subsidiary, associated legal costs of $0.5 million and $2.5 million of legal, relocation and consulting costs to integrate and consolidate acquired entities into existing Brooks entities

Restructuring Costs

      Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2003 several plans to take additional and significant cost reduction actions. Accordingly, charges of $45.9 million were recorded for these actions. Of this amount, $27.0 million related to workforce reductions of approximately 1,000 employees world wide, across all functions of the business, $12.8 million related to excess facilities and $6.1 million related to the write-off of capitalized costs of cancelled internal systems application infrastructure programs. Excess facilities charges of $12.8 million consisted of $2.7 million for excess facilities identified in fiscal 2003 that were recorded to recognize the amount of the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations. The remaining $10.1 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. The Company believes that the cost reduction programs implemented will align costs with revenues. In the event the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future.

      Periodically, the accruals related to restructuring charges are reviewed and compared to their respective cash requirements. As a result of these reviews, the accruals are adjusted for charges in cost and timing assumptions of previously accrued and recorded initiatives. During fiscal 2003, the Company identified $4.7 million of excess accruals associated with headcount reduction plans previously announced and implemented and $1.2 million of excess accruals for other restructuring costs. The final costs associated with these actions were lower than originally estimated and accrued. As a result, the excess accruals for these actions were reversed, with a corresponding reduction to restructuring expense in the Consolidated Statement of Operations for the year ended September 30, 2003.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2002 Activities

      The Company recorded a charge to operations of $35.0 million in the year ended September 30, 2002 of which $16.4 million related to acquisitions and aborted acquisitions and $18.6 million to restructuring costs.

Acquisition-Related Costs

      The $16.4 million related to acquisitions and aborted acquisitions is comprised of $5.9 million related to the vesting by the Company’s Chief Executive Officer in certain incremental retirement benefits upon the closing of the acquisition of PRI on May 14, 2002, $8.5 million to write off loans to aborted acquisition targets that management had determined are no longer collectible and $2.0 million of other costs.

Restructuring Costs

      In September 2002, the Company implemented a formal plan of restructure in response to the ongoing downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $16.1 million in the fourth quarter of the fiscal year. Of this amount, $9.1 million was related to workforce reductions of approximately 430 employees, which was paid in 2003 and $6.7 million was for the consolidation of several of the Company’s facilities. These measures were largely intended to further align the Company’s capacity and infrastructure to anticipated customer demand, which was adversely affected by the continuing downturn in the semiconductor industry. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the amount of the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities were charged to operations.

      As part of the plan to integrate the PRI acquisition, certain sales, technical support and administrative functions were combined and headcount and related costs reduced. Accordingly, during the third quarter of fiscal 2002, the Company recorded $2.8 million of charges comprised of $1.3 million for workforce reduction-related costs, $0.4 million relates to excess facilities and $1.1 million for other restructuring costs. The $0.4 million for the Company’s excess facilities was recorded to recognize the amount of the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time these facilities are expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities are being charged to operations.

      Restructuring costs of $13.5 million for former PRI employees, $11.1 million for facilities and $2.3 million for other costs were accrued for as part of the purchase accounting for the PRI acquisition (see Note 3, “Business Acquisitions”).

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

     Fiscal 2001 Activities

      The Company recorded $9.3 million of acquisition-related and restructuring charges during the year ended September 30, 2001, comprised of $3.9 million of acquisition-related costs and $5.4 million of restructuring charges. The acquisition-related costs primarily relate to transaction costs incurred during the Company’s acquisition of PTI. On September 5, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the then current downturn in the semiconductor industry. To that effect, the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded restructuring charges of $5.4 million in the fourth quarter of the fiscal year. Of this amount, $2.0 million was related to workforce reductions of approximately 140 employees, which was paid in 2002 and $3.4 million for the consolidation and strategic focus realignment of several facilities. These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand. Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the amount of the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities were charged to operations.

      The activity related to the Company’s restructuring accruals is below (in thousands):

	Fiscal 2003 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2002	Expense	Accounting	Reversals	Utilization	2003

Facilities	$18,977	$12,808	$—	$—	$(7,473)	$24,312
Workforce-related	13,480	27,029	—	(4,658)	(30,896)	4,955
Other	1,329	—	—	(1,170)	(159)	—

	$33,786	$39,837	$—	$(5,828)	$(38,528)	$29,267

	Fiscal 2002 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2001	Expense	Accounting	Reversals	Utilization	2002

Facilities	$3,309	$7,096	$11,055	$—	$(2,483)	$18,977
Workforce-related	1,952	10,451	13,519	(372)	(12,070)	13,480
Other	—	1,467	2,292	—	(2,430)	1,329

	$5,261	$19,014	$26,866	$(372)	$(16,983)	$33,786

	Fiscal 2001 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2000	Expense	Accounting	Reversals	Utilization	2001

Facilities	$507	$3,369	$—	$—	$(567)	$3,309
Workforce-related	20	2,000	—	—	(68)	1,952
Other	11	—	—	—	(11)	—

	$538	$5,369	$—	$—	$(646)	$5,261

13.     Segment and Geographic Information

      The Company has three reportable segments: equipment automation, factory automation hardware and factory automation software.

      The equipment automation segment provides automated material handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. These include vacuum and atmospheric systems and robots and related components. The primary customers for these solutions are manufacturers of process tool equipment.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The factory automation hardware segment provides automated material management products and components for use within the factory. The Company’s factory automation hardware products consist of automated storage and retrieval systems and wafer/ reticle transport systems based on its proprietary AeroTrak overhead monorail systems and AeroLoader overhead hoist vehicle. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment also provides hardware and software solutions, including mini-environments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

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

      IAS, acquired on February 15, 2002, is the only component of “Other.” IAS provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries.

      The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill and acquisition-related and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred tax assets, acquired intangible assets, goodwill, the Company’s investments in marketable securities, and the Company’s investment in Shinsung.

      Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Year ended September 30, 2003
Revenues
Product	$142,024	$58,324	$24,730	$3,521	$228,599
Services	30,580	24,475	59,956	—	115,011

	$172,604	$82,799	$84,686	$3,521	$343,610

Gross profit	$39,254	$15,539	$48,413	$460	$103,666
Operating loss	$(19,376)	$(27,563)	$(18,098)	$(2,499)	$(67,536)
Depreciation	$17,736	$5,072	$2,664	$585	$26,057
Assets	$95,264	$114,315	$53,824	$3,816	$267,219

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Year ended September 30, 2002
Revenues
Product	$128,719	$51,388	$24,843	$3,716	$208,666
Services	19,882	16,066	59,640	—	95,588

	$148,601	$67,454	$84,483	$3,716	$304,254

Gross profit	$24,066	$10,599	$47,800	$579	$83,044
Operating loss	$(51,329)	$(23,643)	$(16,782)	$(1,462)	$(93,216)
Depreciation	$12,167	$2,030	$2,139	$84	$16,420
Assets	$170,101	$126,267	$35,684	$1,184	$333,236
Year ended September 30, 2001
Revenues
Product	$192,389	$53,917	$45,421	$—	$291,727
Services	18,790	3,926	67,273	—	89,989

	$211,179	$57,843	$112,694	$—	$381,716

Gross profit	$61,259	$17,038	$74,087	$—	$152,384
Operating income (loss)	$(14,904)	$2,182	$8,319	$—	$(4,403)
Depreciation	$10,414	$587	$2,418	$—	$13,419
Assets	$185,381	$53,099	$48,132	$—	$286,612

      A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2003, 2002 and 2001 is as follows (in thousands):

	As of and For the Year
	Ended September 30,

	2003	2002	2001

Segment operating loss	$(67,536)	$(93,216)	$(4,403)
Amortization of acquired intangibles	44,605	499,570	30,187
Acquisition-related and restructuring costs	46,257	35,032	9,314

Total operating loss	$(158,398)	$(627,818)	$(43,904)

Segment assets	$267,219	$333,236	$286,612
Deferred tax asset	—	—	45,888
Goodwill	68,958	104,156	60,128
Intangible assets	10,592	14,648	38,928
Investment in Shinsung	—	13,475	—
Investments in marketable securities	145,932	191,982	278,148

Total assets	$492,701	$657,497	$709,704

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

North America	$172,497	$158,091	$191,992
Asia/ Pacific	105,427	78,019	122,000
Europe	65,686	68,144	67,724

	$343,610	$304,254	$381,716

      Long-lived assets, including property, plant and equipment by geographic area are as follows (in thousands):

	September 30,

	2003	2002

North America	$61,607	$79,737
Asia/ Pacific	1,586	2,724
Europe	1,632	2,331

	$64,825	$84,792

14.     Significant Customers and Related Party Information

      A member of the Board of Directors also served until his death in April 2003 as president, chief executive officer and a director of AvantCom Network, Inc. (“AvantCom”), a California supplier of Internet-based diagnostics software. In March 2001, the Company entered into a non-binding letter of intent with AvantCom relating to a proposed business combination. The letter of intent contemplated the payment by the Company to AvantCom of approximately $14 million in cash and stock and up to 25% of subsequent related billings for the purchase of certain assets related to AvantCom’s proprietary e-Diagnostics software product. Upon execution of the letter of intent, the Company advanced AvantCom $2.0 million against the purchase price for working capital purposes. During the subsequent negotiation process, the parties were unable to reach a mutually satisfactory purchase agreement and the parties abandoned the transaction. Pursuant to the terms of the letter of intent, AvantCom was obligated to either return the advance or grant the Company a non-exclusive license to its e-Diagnostics software in exchange therefore. AvantCom has elected to grant the Company the license and the Company recorded a charge of $2.0 million in fiscal year 2002 related to the unrecovered advance. The Board member did not participate in any negotiations related to the proposed transaction.

      On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also vice chairman and a director of one of the Company’s customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the years ended September 30, 2003 and 2002 were approximately $250,000 and $616,000, respectively. Revenues from this customer for the period from June 11, 2001 through September 30, 2001 were approximately $32,000. The amounts due from this customer included in accounts receivable at September 30, 2003 and 2002 were $38,000 and $68,000, respectively.

      One of the Company’s directors had previously also been a director of one of the Company’s customers. On January 23, 2001, this individual resigned his position with the Company’s customer. Accordingly, this customer is not considered a related party in subsequent reporting periods. Revenues recognized from this customer in fiscal year 2001 through January 23, 2001 were $13.9 million.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had no customer that accounted for more than 10% of revenues in the years ended September 30, 2003, 2002 and 2001. The Company had no customers that accounted for more than 10% of its accounts receivable balance at either September 30, 2003 or 2002.

      Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

15.     Other Balance Sheet Information

      Components of other selected captions in the Consolidated Balance Sheets follow (in thousands):

	September 30,

	2003	2002

Accounts receivable	$75,873	$95,127
Less allowances	6,499	5,977

	$69,374	$89,150

Inventories
Raw materials and purchased parts	$30,411	$56,050
Work-in-process	15,546	15,334
Finished goods	7,255	6,809

	$53,212	$78,193

      The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty and retrofit liability would be required. Product warranty and retrofit activity for the year ended September 30, 2003 is as follows (in thousands):

Balance September 30, 2002	$19,011
Accruals for warranties during the year	1,710
Settlements made during the year	(8,912)

Balance September 30, 2003	$11,809

      Deferred revenues of $33.7 million at September 30, 2003 consisted of $6.6 million related to deferred maintenance contracts and $27.1 million related to revenues deferred for completed contract method arrangements. Deferred project costs of $10.2 million at September 30, 2003 are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.

      Depreciation expense was $26.1 million, $16.4 million and $13.4 million for the years ended September 30, 2003, 2002 and 2001, respectively. As of September 30, 2003 and 2002, the Company did not have any equipment under capital lease obligations in service.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Commitments and Contingencies

Lease Commitments

      The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2013. Rental expense under operating leases for the years ended September 30, 2003, 2002 and 2001 was $9.4 million, $8.2 million and $4.8 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	sublease
	Leases	income

Year ended September 30,
2004	$10,100	$989
2005	8,026	691
2006	6,413	450
2007	5,378	422
2008	4,698	422
Thereafter	11,414	1,268

Total minimum lease payments	$46,029	$4,242

      These future minimum lease commitments include approximately $31.7 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives.

      At September 30, 2003 and 2002, the Company had outstanding capital lease obligations of $34,000 and $58,000, respectively, included in its debt obligations.

Contingencies

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Brooks cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect Brooks’ business, financial condition and results of operations. If any such claims are asserted against Brooks’ intellectual property rights, it may seek to enter into a royalty or licensing arrangement. Brooks cannot guarantee, however, that a license will be available on reasonable terms or at all. Brooks could decide in the alternative to resort to litigation to challenge such claims or to design around the patented technology.

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

      Brooks acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgement of noninfringement was recently granted in that case by the District Court and judgement was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Asyst has filed a notice of its intention to appeal that adverse judgement.

      Brooks had received notice that Asyst might amend its complaint in this Jenoptik litigation to name Brooks as an additional defendant, but no such action was ever taken. Based on the Company’s investigation of Asyst’s allegations, the Company believes it is not infringing any claims of Asyst’s patents. Brooks intends to continue to support Jenoptik to argue vigorously, among other things, the position that the IridNet system does not infringe the Asyst patent. If Asyst prevails in its appeal and ultimately in its case against Jenoptik, Asyst may seek to prohibit Brooks from developing, marketing and using the IridNet product without a license. The Company cannot guarantee that a license would be available to it on reasonable terms, if at all. If a license from Asyst were not available, Brooks could be forced to incur substantial costs to reengineer the IridNet product, which could diminish its value. In any case, Brooks could face litigation with Asyst. Jenoptik has agreed to indemnify the Company for any loss it may incur in this action.

      In addition, Asyst made assertions in approximately 1995 that certain technology employed in products manufactured and sold by Hermos Informatik GmbH infringed one or more of Asyst’s patents. Brooks acquired Hermos in July 2002. To date Asyst has taken no steps to assert or enforce any such rights against Brooks and, to Brooks’ knowledge, Asyst never commenced enforcement proceedings against Hermos prior to its acquisition by Brooks. Should Asyst seek to pursue any such claims against Hermos or Brooks, Brooks would be subject to all of the business and litigation risks identified in the preceding paragraph.

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

      The Company is presently engaged in an arbitration proceeding in Israel. The proceeding arose out of a dispute between PRI (prior to its acquisition by Brooks) and an Israeli personnel recruiting firm pertaining to an arrangement under which PRI engaged the services of approximately 12-14 workers in Israel in 1997. The parties to the arbitration have each asserted claims against one another. Hearings have been conducted and a decision is likely before the end of calendar 2003. The Company does not believe that it will have a material impact on its financial results.

      As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company’s by-laws also provide for such indemnifications. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is unlimited; however, the Company has Directors and Officers Liability insurance policies that limit its exposure for events covered under the policies and enables the Company to recover a portion of any future amounts paid. As a result of the coverage under the Company’s insurance policies, the Company believes the estimated fair value of these indemnification arrangements is minimal. These indemnification arrangements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these arrangements as of September 30, 2003.

      The Company routinely enters into standard indemnification provisions as part of license agreements involving use of its intellectual property. These provisions typically require the Company to defend and pay any third party claim finally awarded or settled against its licenses in connection with any infringement claim

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by a third party relating to the intellectual property covered by the license agreement. The Company’s standard contract and license terms normally limit the amount of the Company’s potential liability for such claims and defense, and the Company has not incurred any material costs to defend or settle claims related to these types of indemnification provisions. The Company therefore believes the estimated fair value of these provisions is minimal, and has no liabilities recorded for them as of September 30, 2003.

BROOKS AUTOMATION, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Year	Expenses	Accounts	Write-offs	Year

Allowance for doubtful accounts
Year ended September 30,
2003	$5,977	$533	$1,684	$(1,695)	$6,499
2002	$6,114	$3,129	$85	$(3,351)	$5,977
2001	$1,989	$4,691	$6	$(572)	$6,114
Reserves for excess and obsolete inventories
Year ended September 30,
2003	$21,320	$5,953	$26,257	$(23,031)	$30,499
2002	$16,963	$8,297	$—	$(3,940)	$21,320
2001	$8,311	$15,426	$246	$(7,020)	$16,963
Deferred tax asset valuation allowance
Year ended September 30,
2003	$229,084	$48,539	$—	$—	$277,623
2002	$8,257	$88,041	$132,786	$—	$229,084
2001	$5,548	$3,603	$—	$(894)	$8,257

Item 9.     Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded, subject to the limitations inherent in such controls noted below, that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms and are operating in an effective manner. The Company is presently engaged in a broad review of its internal control procedures in anticipation of the need for the Company’s independent auditors to certify as to the adequacy of those controls in connection with the 2004 filing of the Company’s Annual Report on Form 10-K.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matter

      The table below sets forth certain information as of our fiscal year ended September 30, 2003 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders(2)	3,066,569	$30.994	5,084,001
Equity compensation plans not approved by security holders	1,573,341	24.893	2,294,322

Total	4,639,910	$28.925	7,378,323

(1)	Excludes securities reflected in the first column of the table.

(2)	Includes an aggregate of 1,155,387 options at a weighted average exercise price of $43.369 assumed by the Company in connection with past acquisitions and business combinations.

      The balance of the information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 14.     Principal Accountant Fees and Services

      The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

PART IV

Item 15.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

      3. Exhibits

Exhibit No.	Description	Reference

2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**
2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**
2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**
2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**
2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**
2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**
2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**
2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**
2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**
2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**
2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**
2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**
2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**
2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**
2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**
3.01	Certificate of Incorporation, as amended, of the Company.	P**
3.02	Bylaws of the Company.	Q**

Exhibit No.	Description	Reference

3.03	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**
3.04	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company	S**
4.01	Specimen Certificate for shares of the Company’s common stock.	T**
4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**
4.03	Rights Agreement dated July 23, 1997.	U**
4.04	Amendment No. 1 to Rights Agreement between the Company and Bank Boston, N.A. as Rights Agent.	V**
4.05	Registration Rights Agreement dated January 6, 2000.	V**
4.06	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
4.07	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**
4.08	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**
4.09	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**
4.10	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**
4.11	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**
4.12	Asset Purchase Agreement dated February 15, 2002 relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**
4.13	Amendment No. 2 to Rights Agreement between the Company and EquiServe Trust Company, N.A., as Rights Agent.	Z**
4.14	Asset Purchase Agreement by and among Brooks Automation, Inc., NexStar Corporation and Zygo Corporation dated December 13, 2001	AA**
4.15	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	TT**
9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. And Montreal Trust Company of Canada, as trustee.	N**
9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**
9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation, Ltd.	N**
9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**
10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.	AA* **

Exhibit No.	Description	Reference

10.02	Form of Indemnification Agreement for directors and officers of the Company.	Q* **
10.03	Employment Agreement between the Company and Ellen B. Richstone.	BB* **
10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.	CC* **
10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.	CC* **
10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**
10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
10.8	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	TT**
10.9	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**
10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**
10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**
10.12	1993 Nonemployee Director Stock Option Plan.	EE* **
10.13	1992 Combination Stock Option Plan.	FF* **
10.14	1995 Employee Stock Purchase Plan, as amended.	P* **
10.15	1998 Employee Equity Incentive Option Plan.	P* **
10.16	2000 Combination Stock Option Plan.	P* **
10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.	GG* **
10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.	HH* **
10.19	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**
10.20	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.	TT* **
10.21	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**
10.22	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**
10.23	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.24	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.25	PRI Automation, Inc. 2000 Stock Option Plan.	LL* **
10.26	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.	II* **
10.27	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.	MM* **

Exhibit No.	Description	Reference

10.28	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.	NN* **
10.29	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.	OO* **
10.30	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.	PP* **
10.31	Equipe Technologies Non-Statutory Stock Options.	QQ* **
10.32	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**
10.33	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**
10.34	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.35	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.36	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	TT**
10.37	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	TT**
10.38	Separation Agreement for Ellen B. Richstone dated October 31, 2002.	TT* **
10.39	Employment Agreement by and between the Company and Edward C. Grady dated January 31, 2003.	UU* **
10.40	Employment Agreement by and between the Company and Robert W. Woodbury, Jr. dated February 26, 2003.	VV* **
10.41	Lease Agreement between Jenoptik AG and Brooks-PRI Automation (Germany) GmbH for 07745 Jena, Goschwitzer Strasse 25, Building 14 dated October 17, 2002.	Filed herewith
10.42	Lease Agreement between Jorent Techno GmbH and Brooks-PRI Automation (Germany) GmbH for Hall 1/2 Konrad-Zuse-Strasse 8, 07745 Jena.	Filed herewith
10.43	Lease Agreement between Jorent Techno GmbH and Brooks-PRI Automation (Germany) GmbH for Hall 1, Konrad-Zuse-Strasse 8, 07745 Jena.	Filed herewith
10.44	Lease Agreement between Jentech Verwaltungsgesellschaft OHG and Brooks Automation GmbH for Goschwitzer Strasse 38, Jena-Goschwitz dated July 2, 2003.	Filed herewith
10.45	Lease Agreement between TEAG Thuringer Energie AG and Brooks Automation GmbH for Rudolstadter Strasse 41, Jena dated August 9, 2000.	Filed herewith
10.46	Lease Agreement between Kyunggi Industry and Brooks Automation Asia Ltd for 398-1, Komae-Ri, Kiheung-Eup, Youngin, Kyunggi, Korea dated March 31, 2000.	Filed herewith
12.01	Calculation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.01	Subsidiaries of the Company.	Filed herewith
23.01	Consent of PricewaterhouseCoopers LLP (Independent accountants for the Company).	Filed herewith
31.01	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
31.02	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
32	Section 1350 Certifications	Filed herewith

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, and amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 and amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001as amended on Apri l4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current reports on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894).

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217).

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822).

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141).

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067).

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063).

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

TT.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 2002 for the annual period ended September 30, 2002.

UU.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on February 14, 2003 for the quarterly period ended December 31, 2002.

VV.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 13, 2003 for the quarterly period ended March 31, 2003.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

      (b) Reports on Form 8-K

      No report on Form 8-K was filed during the quarterly period ended September 30, 2003.

      A Current Report on Form 8-K was furnished on July 23, 2003, relating to the Company’s press release announcing its financial results for the third quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ ROBERT J. THERRIEN

Robert J. Therrien,
Chief Executive Officer

Date: December 2, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. THERRIEN Robert J. Therrien	Director and Chief Executive Officer (Principal Executive Officer)	December 2, 2003

/s/ EDWARD C. GRADY Edward C. Grady	Director and President and Chief Operating Officer	December 2, 2003

/s/ ROBERT W. WOODBURY, JR Robert W. Woodbury, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 2, 2003

/s/ RICHARD C. SMALL Richard C. Small	Principal Accounting Officer	December 2, 2003

/s/ ROGER D. EMERICK Roger D. Emerick	Director	December 2, 2003

/s/ AMIN J. KHOURY Amin J. Khoury	Director	December 2, 2003

/s/ JUERGEN GIESSMANN Juergen Giessmann	Director	December 2, 2003

/s/ JOSEPH R. MARTIN Joseph R. Martin	Director	December 2, 2003

/s/ A. CLINTON ALLEN A. Clinton Allen	Director	December 2, 2003

/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	December 2, 2003