Form 10-K/A
period 2003-09-30
BROOKS AUTOMATION INC
filed 2004-01-28
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-K/ A

Amendment No. 1 to Form 10-K

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

Common Stock, $0.01 par value

Rights to Purchase Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

      The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2003, was $338,460,666.01 based on the closing price per share of $9.67 on that date on the Nasdaq Stock Market. As of January 26, 2004, 44,232,623 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

      Brooks Automation, Inc. (“Brooks” or the “Company”) is filing this Amendment No. 1 on Form 10-K/ A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 2, 2003 (the “Company’s Form 10-K”). The purpose of this Amendment is to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Company’s Form 10-K that was to be incorporated by reference from the Company’s proxy statement for its 2004 Annual Meeting of Stockholders which had been expected to be filed within 120 days after fiscal year end. The annual meeting is now expected to be held in April 2004. The complete text of Items 10, 11, 12, 13 and 14 of Part III is set forth below. In addition, the Company is amending and restating Item 15 of Part IV of the Company’s Form 10-K in its entirety in order to include new exhibits 31.01 and 31.02.

PART III

Item 10. Directors And Executive Officers Of The Registrant

      The following table sets forth certain information with respect to the directors and executive officers of the Company. When used below, positions held with the Company include positions held with the Company’s predecessors and subsidiaries.

			Director
Name	Age	Position	Since

Robert J. Therrien	68	Director, Chairman and Chief Executive Officer	1989
Roger D. Emerick (2) (3)	63	Director	1993
Amin J. Khoury (1) (2)	63	Director	1994
Joseph R. Martin (1) (3)	55	Director	2001
Edward C. Grady	54	Director, President and Chief Operating Officer	2003
A. Clinton Allen (2)(3)(4)	59	Director	2003
John H. McGillicuddy (1)(3)(4)	60	Director	2003

(1)	Member of the Company’s Audit Committee.
(2)	Member of the Company’s Compensation Committee.
(3)	Member of the Company’s Nominating and Governance Committee.
(4)	The committee memberships noted above for each of Messrs. Allen and McGillicuddy were effective as of December 2003.

      Mr. Robert J. Therrien has been the Chief Executive Officer and a director of the Company since its incorporation in 1989 when he initiated the acquisition of the Brooks Automation Division of Aeronca Electronics, Inc. He also served as President of the Company from 1989 until February 2003. From 1983 to 1989, Mr. Therrien served as a consultant to the Company and other firms in the semiconductor industry. Mr. Therrien co-founded and served as Chairman and President of Accutest Corporation, a semiconductor automatic test equipment company, from 1972 until its sale to Schlumberger Industries in 1983. Mr. Therrien is currently a director of Accent Optical Technologies, Inc., a supplier of optoelectronics and silicon process control systems.

      Mr. Roger D. Emerick has been a director of the Company since October 1993. Mr. Emerick served as a director of Lam Research Corporation (“Lam”), a semiconductor equipment supplier, from 1982 until January 2001. He served as Chairman of the Board of Directors of Lam from 1984 to 1997, Chief Executive Officer from 1982 to August 1997, and as President from 1982 to 1989. Mr. Emerick is also a director of Electroglas, Inc., a manufacturer of automatic wafer probing equipment.

      Mr. Amin J. Khoury has been a director of the Company since July 1994. Since 1987, Mr. Khoury has served as Chairman of the Board of B/ E Aerospace, Inc., a designer, manufacturer and marketer of airline interior furnishings. Mr. Khoury is also Chairman of the Board of Applied Extrusion Technologies, Inc., a

manufacturer of oriented polypropylene films and extruded polymer nets. In addition, Mr. Khoury is a member of the Board of Directors of Synthes-Stratec Inc., an orthopedic trauma company.

      Mr. Joseph R. Martin has been a director of the Company since June 2001. In addition to serving as a director of the Company, Mr. Martin is also Vice Chairman of the Board of Directors, and Senior Executive Vice President of Fairchild Semiconductor Corporation, a global supplier of power semiconductors, since 1997. In 1997, Mr. Martin was one of the two executives that led the spinout of Fairchild Semiconductor from National Semiconductor Corp, and served as Fairchild’s Executive Vice President and Chief Financial Officer of Fairchild from 1997 to 2003. Prior to the Fairchild spinout, Mr. Martin was the Vice President of Finance, Worldwide Operations, for National Semiconductor, from 1989 to 1997, with responsibilities for all operating divisions, manufacturing sites, and corporate financial planning. Previously, Mr. Martin was Senior Vice President and Chief Financial Officer and co-founder of VTC Incorporated from 1984 to 1989. Mr. Martin was also with Fairchild Semiconductor from 1979 to 1984, where he held numerous financial positions. Mr. Martin was a member of the board of directors of ChipPAC, Incorporated, a contract semiconductor assembly and test company from 1999 to 2001, and has been a board member of SynQor, Incorporated, a manufacturer of power solutions, since 2002.

      Mr. Edward C. Grady has been President and Chief Operating Officer of the Company since February 2003 and a director since September 2003. From October 2001 until February 2003, Mr. Grady served as a consultant to Brooks. From September 2000 until January 2003 Mr. Grady was a principal in the firm of Propel Partners LLC, an investment firm headquartered in Palo Alto, California. From May 1999 until July 2000 Mr. Grady served as Executive Vice President of the Wafer Inspection Group of KLA-Tencor Corp. From 1995 until 1999, Mr. Grady served in various other capacities at KLA-Tencor, including Executive Vice President of Precision Measurement and Vice President and General Manager of the RAPID Division. From November 1987 until December 1994, Mr. Grady served as President and Chief Executive Officer of Hoya MicroMask. During his 30 years in the semiconductor industry, Mr. Grady has held positions with responsibility for engineering, sales, product marketing, strategic marketing and management of profit and loss operations.

      Mr. A. Clinton Allen has been a director of the Company since October 2003. In addition to serving as a director of the Company, Mr. Allen is Chairman and Chief Executive Officer of A.C. Allen & Company, an investment banking consulting firm. From 1989 to 2002, Mr. Allen served as Vice Chairman of the Board of Psychemedics Corporation, Inc., a biotechnology company with a proprietary drug testing product, and as Chairman of the Board of Psychemedics from 2002 to 2003. Mr. Allen was Vice Chairman and a director of the DeWolfe Companies, a real estate firm, until it was acquired by Cendant Corporation in September 2002. Additionally, he was a director and member of the executive committee of Swiss Army Brands, maker of Swiss army knives, until it was acquired by Victorinox Corporation in August 2002. Mr. Allen is currently a non-executive chairman and a director of Collectors Universe, a provider of value added services to dealers and collectors. He serves as Lead Director of Steinway Musical Instrument Company, a manufacturer of musical instruments, as a director of LKQ Corporation, a supplier of recycled OEM automobile parts and Integrated Alarm Systems Group, Inc., a provider of wholesale alarm monitoring services.

      Mr. John H. McGillicuddy has been a director of the Company since October 2003. Mr. McGillicuddy was a partner with the international accounting firm of KPMG LLP, a public accounting firm, from 1975 until his retirement in June 2000. During his tenure with KPMG, he served as an audit partner, SEC reviewing partner and in various management positions. Mr. McGillicuddy is also a member of the board of directors of Watts Water Technologies, Inc., a valve technology company. He is a former chairman of the Better Business Bureau of Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Brooks’ executive officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

      Based solely on the Company’s review of the copies of such forms it has received from certain reporting persons that they were not required to file Forms 5 for the fiscal year ended September 30, 2003, the Company believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company’s fiscal year ended September 30, 2003.

Standards of Conduct

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the Nasdaq Stock Market rules, the Company has adopted Standards of Conduct that apply to all officers, directors and employees, covering a wide range of matters and a Code of Ethics specifically for senior financial officers related to the protection of the integrity of the Company’s financial records and reports. Copies of both are publicly available at www.brooks.com. If the Company makes any substantive amendment to the Standards of Conduct or Code of Ethics or grants any waiver, including any implicit waiver, from a provision of either code to the persons covered by each, the Company is obligated to disclose the nature of such amendment or waiver, the name of the person to whom any waiver was granted, and the date of waiver on the above website or in a report on Form 8-K.

Item 11. Executive Compensation

      Effective as of January 2004, for service on the Board, nonemployee directors of Brooks receive a $40,000 cash annual retainer, in addition to reimbursement of expenses reasonably incurred. Nonemployee directors who are members of the audit, compensation or nominating and governance committees receive an additional $7,500 per year for their services on each committee and the Chairman of the Audit Committee receives an annual retainer of $5,000 for serving as Chair. Directors are also paid a meeting fee for each meeting attended (either in person or by phone).

      Pursuant to Brooks’ 1993 Nonemployee Director Stock Option Plan, since 2002 each newly appointed nonemployee director was granted options to purchase 25,000 shares of the Company’s Common Stock on the date he was first elected a director and options to purchase 10,000 shares of Common Stock on July 1 of each year thereafter. A total of 40,000 options were granted to non-employee directors during fiscal 2003 pursuant to that plan and an additional total of 50,000 shares to Messrs. Allen and McGillicuddy (25,000 shares each) upon their joining the Board on October 1, 2003. The 1993 Nonemployee Director Stock Option Plan expired at the close of business on October 1, 2003.

      Employee directors may elect to participate in Brooks’ 1995 Employee Stock Purchase Plan and may be granted options under Brooks’ 2000 Combination Stock Option Plan.

      Indemnification Agreements. Brooks has entered into indemnification agreements with each of its directors and anticipates that it will enter into similar agreements with any future directors. Generally, the indemnification agreements are designed to provide the maximum protection permitted by Delaware law with respect to indemnification of a director.

      The indemnification agreements provide that Brooks will pay certain amounts incurred by a director in connection with any civil or criminal action or proceeding, specifically including actions by or in the name of Brooks (derivative suits) where the individual’s involvement is by reason of the fact that he is or was a director or officer. Such amounts include, to the maximum extent permitted by law, attorney’s fees, judgments, civil or criminal fines, settlement amounts, and other expenses customarily incurred in connection with legal proceedings. Under the indemnification agreements, a director will receive indemnification unless he is found not to have acted in good faith and in a manner he reasonably believed to be in the best interests of Brooks.

Information On Executive Officers

      The names of the Company’s executive officers who are not directors of the Company, and certain biographical information furnished by them, are set forth below. For information about Messrs. Therrien and Grady, see Item 10 above.

Name	Age	Position with the Company

Joseph M. Bellini	43	Senior Vice President, Software Systems Group
Jeffrey A. Cassis	49	Senior Vice President, Global Sales and Customer Service
Santo DiNaro	58	Senior Vice President, Hardware Automation Group
Peter J. Frasso	55	Senior Vice President of Global Operations
Thomas S. Grilk	56	Senior Vice President and General Counsel
Richard C. Small	46	Vice President, Corporate Controller
Robert W. Woodbury, Jr.	47	Senior Vice President and Chief Financial Officer

      Mr. Joseph M. Bellini has served as the Senior Vice President, Software Systems Division, since joining Brooks in March, 2003. Prior to joining Brooks, Mr. Bellini was chief executive officer of eXcelon, a software company which was merged into Progress Software in December 2002. Mr. Bellini became CEO of eXcelon in September 2001 following its acquisition of C-bridge Internet Solutions, an internet company. Mr. Bellini was CEO of C-bridge Internet Solutions from 1999 until 2001. Prior to joining C-bridge, Mr. Bellini was a senior executive for four years at i2 Technologies.

      Mr. Jeffrey A. Cassis has served as Senior Vice President, Global Sales and Customer Service since December 2002. He served as Vice President of Factory Automation Solutions from July 2001 until December 2002. From the time the Company acquired FASTech Integration, Inc. in September 1998 until July 2001, he was Senior Vice President of the Fab Systems Group. Prior to its acquisition by the Company, he served as Vice President of Worldwide Sales and Marketing for FASTech. Before joining FASTech, Mr. Cassis was Director of Sales and Marketing for Intellution, Inc., an industrial automation software company. From 1987 to 1989, Mr. Cassis had marketing responsibility for the industrial automation division at Analog Devices, and prior to that, product marketing management responsibility at The Foxboro Company.

      Mr. Santo DiNaro has served as the Senior Vice President, Hardware Automation Group, since January 2003. During 2002 he was the Vice President and General Manager of the Vacuum Business Unit. From June 2001 to January 2002 he was Senior Vice President of Global Operations. Prior to joining the Company, Mr. DiNaro served as Vice President of Engineering and Operations from December 1997 to January 1999, and as an executive vice president from January 1999 to June 2001 at BTU International, a supplier of thermal processing solutions. From 1980 to 1997, Mr. DiNaro held a variety of positions at the Ion Implant Division of Varian, Inc., a supplier of semiconductor capital equipment.

      Mr. Peter Frasso has served as Senior Vice President of Global Operations since January 2003. He served as General Manager of the Fab Automation Division from May 2002 until January 2003. He joined the Company as Vice President of Business Integration in January 2002. From June 2000 until he joined Brooks, he was Executive Vice President and Managing Director of Lightpointe Communications, Inc. and for 17 years before that he was employed in various capacities at Varian, Inc., serving during the last eight years as Vice President and General Manager of the Vacuum Products Division. Mr. Frasso is currently a member of the board of directors of Lytron, Inc., a manufacturer of liquid cooling components and systems.

      Mr. Thomas S. Grilk joined the Company in November 2002 as Senior Vice President and General Counsel. From July 2000 until joining the Company, he was Vice President and General Counsel of Teradyne, Inc., a manufacturer of automated test equipment and electrical connection systems. Prior to that, he was Vice President for Government Affairs and Associate General Counsel of Compaq Computer Corporation following Compaq’s acquisition of Digital Equipment Corporation. Mr. Grilk was Vice President and Assistant General Counsel of Digital Equipment Corporation prior to its acquisition by Compaq.

      Mr. Richard C. Small has served as Corporate Controller since joining the Company on September 15, 2003. Prior to joining Brooks, from January 1999 until March 2003 he served as Corporate Controller of Global Knowledge, Inc., a provider of IT education and enterprise training solutions.

      Mr. Robert W. Woodbury, Jr. has served as Senior Vice President and Chief Financial Officer since joining the Company in February, 2003. Prior to joining Brooks, Mr. Woodbury was Vice President and Corporate Controller since 1996 at Acterna Corporation (formerly Dynatech Corporation), a communications equipment and technology company. Mr. Woodbury served as Vice President and Corporate Controller at Kollmorgen Corporation from 1992 to 1996, and as Chief Financial Officer at Kidde Fenwal from 1990 to 1992. He worked at Unitrode Corporation, a semiconductor manufacturing company, from 1980 until 1990.

      The following Summary Compensation Table sets forth the compensation during the last three fiscal years of each of the Chief Executive Officer and the five other most highly compensated persons who were serving as executive officers of the Company as of September 30, 2003, or who would have been among the four most highly compensated but for the fact that he was not serving as an executive officer on that date (collectively, the “Named Executive Officers”):

Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation			Awards
					Securities
				Other Annual	Underlying	All Other
	Year			Compensation	Option	Compensation
Name and Principal Position	Ended	Salary($)	Bonus($)	($)(1)	(#)(2)	($)(3)

Robert J. Therrien,	9/30/03	428,182	—	35,849	—	3,957
Chairman and Chief	9/30/02	428,422	—	19,157	90,850	68,336
Executive Officer	9/30/01	467,662	—	42,722	100,000	81,863
Edward C. Grady	9/30/03	222,115	—	223,059	200,000	1,429
President and Chief Operating Officer (4)
Jeffrey A. Cassis,	9/30/03	305,039	—	7,643	25,000	717
Senior Vice President,	9/30/02	225,957	—	6,650	58,890	14,215
Global Sales and	9/30/01	210,077	—	8,850	30,000	16,838
Customer Service
Santo DiNaro,	9/30/03	232,388	—	7,000	50,000	2,191
Senior Vice President,
Hardware Automation Group (5)
Thomas S. Grilk,	9/30/03	225,000	—	—	30,000	1,161
Senior Vice President
and General Counsel (6)
Charles M. McKenna,	9/30/03	236,579	—	3,000	—	51,291
Former Executive Vice	9/30/02	250,827	—	9,000	60,430	28,805
President, Chief	9/30/01	271,095	—	9,000	15,000	17,580
Technology Officer (7)

(1)	Represents lease and insurance payments made for automobiles used by Messrs. Therrien, automobile allowances for Messrs. Cassis, DiNaro, and McKenna, and tax return preparation fees paid on behalf of Messrs. Therrien and Cassis in fiscal 2001 and 2003. In the case of Mr. Grady, this column includes an allowance for relocation from California to Massachusetts and reimbursement of actual relocation expenses. See “Contractual Arrangements with Executive Officers — Employment Agreements”.

(2)	The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive payments to the executive officers named in the table above during fiscal 2001, 2002 or 2003.

(3)	In addition, “All Other Compensation” above consists of the following:

	Year Ended September 30,

	2003($)	2002($)	2001($)

Robert J. Therrien
401(k) matching contributions	—	—	5,063
Life insurance premiums	3,957	68,336	76,800

	3,957	68,336	81,863
Edward C. Grady
401(k) matching contributions	—	—	—
Life insurance premiums	1,429	—	—

	1,429
Jeffrey A. Cassis
401(k) matching contributions	—	—	5,702
Life insurance premiums	717	14,215	11,136

	717	14,215	16,838
Santo DiNaro
401(k) matching contributions	—	—	—
Life insurance premiums	2,191	—	—

	2,191
Thomas S. Grilk
401(k) matching contributions	—	—	—
Life insurance premiums	1,161	—	—

	1,161
Charles M. McKenna
401(k) matching contributions	—	—	3,250
Life insurance premiums	1,072	28,805	14,330
Severance	50,219	—	—

	$51,291	$28,805	$17,580

(4)	Mr. Grady commenced employment with the Company on February 3, 2003.

(5)	Mr. DiNaro became an officer on February 26, 2003.

(6)	Mr. Grilk commenced employment with the Company in November 2002.

(7)	McKenna resigned as an executive officer of the Company effective July 28, 2003.

Contractual Arrangements With Executive Officers

Employment Agreements

      Robert J. Therrien. The Company entered into a new employment agreement with Robert J. Therrien, its chief executive officer, effective October 1, 2001, which replaced Mr. Therrien’s former agreement that expired on September 30, 2001. Under the 2001 agreement, Mr. Therrien would continue in his role as president and chief executive officer of the Company for four years and if Mr. Therrien identified his successor as president and chief executive officer, then Mr. Therrien would become chairman of the Board of Directors. (In February 2003 Mr. Grady became president, and Mr. Therrien became chairman but continued as chief executive officer.)

      Under the terms of the 2001 agreement, Mr. Therrien’s annual salary was to increase to $615,000 upon completion of the merger with PRI on May 14, 2002. The agreement also entitles Mr. Therrien to annual discretionary bonuses determined by the Compensation Committee. As discussed in the Compensation Committee Report, Mr. Therrien did not receive a bonus in 2002 or 2003 and the increase in his annual salary upon completion of the merger with PRI provided for under the 2001 agreement was not implemented until January 2004.

      The 2001 agreement provides that Mr. Therrien will receive a supplemental retirement benefit. The supplemental retirement benefit is equal to the product of his final adjusted salary times 1  1/2 times the number of years Mr. Therrien serves the Company after October 1, 1994. For purposes of calculating the supplemental retirement benefit, the contract provides that Mr. Therrien’s annual salary will be no less than his base salary at termination or $500,000. Currently, Mr. Therrien has 9 years of credited service with the Company. The supplemental retirement benefit will be paid in a lump sum payment on the first day of the month following expiration of the employment agreement or the date on which Mr. Therrien’s services with the Company are terminated due to his death, long-term disability or termination for any other reason.

      The Company has established a rabbi trust to fund the payment of Mr. Therrien’s supplemental retirement benefit. The rabbi trust holds two whole life insurance policies insuring Mr. Therrien’s life and cash and marketable securities. The two life insurance policies had combined death benefits of $7,222,000. The two life insurance policies had a combined cash surrender value of approximately $3,268,000 and the cash and marketable securities have a current fair market value of $5,229,000 as of September 30, 2003. The rabbi trust assets are unsecured and subject to the claims of creditors.

      In addition, Mr. Therrien will participate in all employee welfare and benefit plans normally offered to other Company executives, except that he will not participate in any retirement plan other than the Company’s 401(k) plan and will only receive the supplemental retirement benefit. Mr. Therrien also participates in a split dollar life insurance plan for which he now pays the premiums. The Company retains a security interest in the split dollar life insurance plan equivalent to the total amount of premiums it previously paid prior to July 2002. Mr. Therrien is entitled to the use of an automobile during the term of his agreement.

      The employment agreement provides that if Mr. Therrien’s employment is terminated without “cause,” or if Mr. Therrien terminates his employment for “good reason,” he will be entitled to receive his annual salary and bonus for the remaining term of the agreement, continued life insurance coverage until October 1, 2005 and medical, dental and vision insurance for life. The employment agreement provides that cause means Mr. Therrien has: (1) habitually neglected his material duties under the agreement; (2) perpetrated fraud or embezzlement against the Company; or (3) been finally adjudicated to have committed a felony under any federal or state law. The agreement also provides that good reason means Mr. Therrien has suffered, without his consent, a reduction in his status at the Company either through a reduction in his duties or in his title.

      If Mr. Therrien is terminated for cause, he will only be entitled to receive his then accrued salary and accrued vacation days and will forfeit all benefits payable under the supplemental retirement benefit.

      In addition, if Mr. Therrien’s employment is terminated or he resigns following a change of control, as defined in the agreement, then the Company is obligated to pay Mr. Therrien a lump sum severance payment equal to three times his base salary and bonus.

      In the event of Mr. Therrien’s termination or resignation following a change of control, his resignation for good reason or his termination without cause, his stock options will immediately vest and remain exercisable until the earlier of 24 months following his termination or the expiration of the option term. However, the extension of the option exercise period will not apply to any options granted prior to September 30, 2001, if such extension would result in a charge to earnings or other adverse accounting consequence. Mr. Therrien is also entitled to receive other payments and benefits including continuation of life insurance coverage until October 1, 2005 and medical, dental and vision insurance for life. Mr. Therrien is entitled to a gross-up payment for federal “golden parachute” excise tax and income tax imposed on any excess parachute payments received under the employment agreement.

      Mr. Therrien’s employment agreement also contains noncompetition, nonsolicitation and confidentiality provisions. The noncompetition and nonsolicitation provisions prohibit Mr. Therrien from directly or indirectly competing with, or soliciting employees of, the Company so long as he is an employee of the Company and for a period of two years thereafter.

      Edward C. Grady. The Company entered into an employment agreement with Edward C. Grady, in connection with his hiring as President and Chief Operating Officer, effective January 31, 2003. Mr. Grady’s employment agreement is effective for an initial two-year term, which automatically renews for successive one-year terms.

      Under the terms of the agreement, Mr. Grady receives an annual base salary in the amount of $350,000. Mr. Grady also received $180,000 as compensation for his relocation from California to Massachusetts and reimbursement of reasonable, customary and actual moving expenses. Subject to certain termination provisions contained in the agreement, Mr. Grady became entitled to an initial deferred sign-on bonus payment in the amount of $180,000 on January 1, 2004, and will receive a second deferred sign-on bonus payment in the amount of $300,000 on January 1, 2005. In addition, Mr. Grady shall be eligible to receive an annual management bonus, as determined by the Chief Executive Officer and the Compensation Committee from year to year. The Company also agreed to appoint Mr. Grady to the Board of Directors if he continued to be employed six months after commencement of the agreement, which was done in September 2003.

      Under the terms of the agreement, Mr. Grady also received an inducement option to purchase 200,000 shares of Brooks Common Stock, vesting over four years. Mr. Grady will also be eligible to participate in all employee welfare and benefit plans normally offered to other senior executives of the Company.

      Robert W. Woodbury, Jr. The Company entered into an at-will employment agreement with Robert W. Woodbury, Jr., its Senior Vice-President and Chief Financial Officer, effective February 26, 2003. Under the terms of the Agreement, Mr. Woodbury receives an annual base salary of $270,000 and an annual management bonus which may range from 0% to 150% of 70% of Mr. Woodbury’s base salary. The agreement also grants Mr. Woodbury an option to purchase up to 85,000 shares of Brooks Common Stock, vesting over four years. Mr. Woodbury will also be eligible to participate in all employee welfare and benefit plans normally offered to other senior executives of the Company.

      Change In Control Arrangements. Brooks has entered into change of control agreements with certain key employees, including each of the Named Executive Officers other than Mr. Therrien, whose employment contract offers change of control benefits. The Board of Directors determined that it was in the best interests of Brooks and its stockholders to assure that Brooks have the continued dedication of these persons, notwithstanding the possibility, threat, or occurrence of a change in control of Brooks. The purpose of the agreements is to diminish the inevitable distraction for these persons caused by the personal uncertainties and risks created by a pending or threatened change of control and to encourage their full attention and dedication to Brooks currently and in the event of any threatened or pending change of control. The agreements have terms of five years and automatically renew in five-year increments unless a party to the agreement objects in writing in advance of the renewal. The agreements provide that in the event of a change of control these persons will retain their then current compensation and benefits for the lesser of one year or until terminated for cause. The agreements also provide that the position of such person upon a change of control shall be at least commensurate with the highest position held by such person prior to the change of control, after completion of a six-month transitional period. Under the agreements, if the employee is terminated other than for cause, disability or death or if the employee resigns for good reason the employee is entitled to one year of salary in a lump sum payment and the continuation of certain benefits for 18 months. For purposes of the agreements, cause means willful acts of dishonesty, repeated breaches by the employee of the agreement or the conviction of a felony involving moral turpitude. Good reason includes diminution of the responsibility or position of the employee, Brooks’ breach of the agreement or the involuntary relocation of the employee.

      Indemnification Agreements. Brooks has entered into indemnification agreements with each of its executive officers. The indemnification agreements provide that the Company will pay certain amounts incurred by an officer in connection with any civil or criminal action or proceeding, specifically including actions by or in the name of the Company where the individual’s involvement is by reason of the fact that he is or was an officer. Such amounts include, to the maximum extent permitted by law, attorney’s fees, judgments, civil or criminal fines, settlement amounts, and other expenses customarily incurred in connection with legal proceedings. Under the indemnification agreements, an officer will receive indemnification unless he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in the best interests of Brooks.

Compensation Plans

      Bonus Plan. The Company maintains a bonus program for employees, including executive officers, under which such employees may be awarded cash bonuses based upon the Company’s overall financial performance.

      Stock Purchase Plan. In February 1996, the Company adopted the 1995 Employee Stock Purchase Plan to provide employees of Brooks with additional incentives by permitting them to acquire an equity interest in the Company through the purchase of shares of Brooks Common Stock. As of September 30, 2003, 770,230 shares of Brooks Common Stock have been purchased under the Stock Purchase Plan and 729,770 shares remain available for purchase. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

      Stock Option Plans. Brooks maintains a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to Brooks’ success. The plans described below are administered by the Compensation Committee of the Board of Directors. However, Mr. Therrien, the Chairman and Chief Executive Officer of the Company, has the authority to grant options to purchase not more than 15,000 shares of the Company’s Common Stock per employee per fiscal year to employees who are not executive officers on terms that are consistent with the 1998 Plan and the 2000 Plan described below. Under that authority, Mr. Therrien granted options to purchase an aggregate of 250,800 shares of the Company’s Common Stock in fiscal 2003.

      The following tables set forth certain information with respect to the stock options granted to and exercised by the Named Executive Officers during fiscal 2003 and the aggregate number of and value of options exercisable and unexercisable held by the Named Executive Officers during fiscal 2003.

Option Grants in Last Fiscal Year

		Percent of			Potential Realizable Value at
	Number of	Total			Assumed Annual Rates of
	Securities	Options/SARS			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term ($)(2)
	Options/SARS	Employees in	Price	Expiration
	Granted (#)(1)	Fiscal Year	($/Share)	Date	5%	10%

Robert J. Therrien	—	—	—	—	—	—
Edward C. Grady	200,000	21.0%	10.21	2/3/10	831,299	1,937,280
Jeffrey A. Cassis	25,000	2.6%	12.969	1/10/10	131,992	307,598
Santo DiNaro	50,000	5.3%	12.969	1/10/10	263,984	615,196
Thomas S. Grilk	30,000	3.2%	12.23	12/10/09	149,365	348,084
Charles M. McKenna	—	—	—	—	—	—

(1)	Stock options become exercisable over a four-year period. Those for Messrs Grady and Grilk vest 25% after one year and 6.25% per quarter thereafter; those for Messrs Cassis and DiNaro vest 6.25% per quarter.

(2)	The 5% and 10% assumed rates of annual compounded stock price appreciation are mandated by the rules of the SEC and do not represent the Company’s estimate or projection of future prices of its Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares		Number of Securities		Value of Unexercised In-
	Acquired		Underlying Unexercised		The-Money Options at
	On	Value	Options at 9/30/03 (#)		9/30/03 ($)(2)
	Exercise	Realized
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert J. Therrien	—	—	321,469	184,312	360,813	-0-
Edward C. Grady	—	—	2,675	208,025	-0-	2,138,000
Jeffrey A. Cassis	3,125	44,524	76,394	88,249	338,258	173,483
Santo DiNaro	—	—	27,383	75,127	49,569	346,981
Thomas S. Grilk	—	—	-0-	30,000	-0-	260,100
Charles M. McKenna	—	—	68,210	-0-	-0-	-0-

(1)	The “value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of the Company’s Common Stock on the date of exercise over the exercise price). However, because the Named Executive Officers may keep the shares they acquired upon the exercise of the options (or sell them at a different price), these amounts do not necessarily reflect cash realized upon the sale of those shares.

(2)	Based on the closing price of the Company’s Common Stock on September 30, 2003 on the Nasdaq National Market of $20.90 minus the respective option exercise prices.

Description Of Equity Compensation Plans

      The table below sets forth certain information as of Brooks’ fiscal year ended September 30, 2003 regarding the shares of Brooks’ Common Stock available for grant or granted under stock option plans that (i) were approved by Brooks’ stockholders, and (ii) were not approved by Brooks’ stockholders.

Equity Compensation Plan Information

	Number Of		Number Of
	Securities To Be		Securities
	Issued Upon	Weighted-Average	Remaining Available
	Exercise Of	Exercise Price Of	For Future Issuance
	Outstanding	Outstanding	Under Equity
	Options, Warrants	Options,	Compensation Plans
Plan Category	And Rights	Warrants And Rights	(1)

Equity compensation plans approved by security holders (2)	3,066,569	$30.994	5,084,001
Equity compensation plans not approved by security holders	1,573,341	24.893	2,294,322

Total	4,639,910	$28.925	7,378,323

(1)	Excludes securities reflected in the first column of the table.

(2)	Includes an aggregate of 1,155,387 options at a weighted average exercise price of $43.369 assumed by the Company in connection with past acquisitions and business combinations.

Description of Plans Adopted By Stockholders

      1992 Combination Stock Option Plan. Under Brooks’ 1992 Combination Stock Option Plan (the “1992 Plan”), Brooks may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and other options which are not qualified as incentive stock options. The term of the 1992 Plan expired on May 12, 2002, and no further options may be granted under that plan. Incentive stock options could only be granted to persons who were employees of the Company at the time of grant, and could include officers and directors who were also employees. Nonqualified stock options could be granted to persons who were officers, directors or employees of or consultants or advisors to the Company, or persons who were in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years. A total of 1,950,000 shares of the Company’s Common Stock were reserved for issuance under the 1992 Plan. Of these shares, options for 382,258 shares had been granted and were outstanding at September 30, 2003. In order to align the 1992 Plan with its current practices, in January 2000 the Board of Directors amended the 1992 Plan to eliminate the Company’s ability to grant restricted stock under the 1992 Plan and to require that all options be granted with exercise prices not less than fair market value.

      1993 Nonemployee Director Stock Option Plan. The purpose of the 1993 Nonemployee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of Brooks for the benefit of Brooks and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders. A total of 690,000 shares of Brooks’ Common Stock were reserved for issuance under the Directors Plan. Of these shares, options for 232,000 shares had been granted and were outstanding at September 30, 2003. On October 1, 2003, grants totaling 50,000 shares were issued to two newly appointed directors. The term of the Director Plan expired on October 1, 2003, and no further options may be granted under that plan.

      2000 Combination Stock Option Plan. The purposes of the 2000 Combination Stock Option Plan (the “2000 Plan”) are to attract and retain employees and to provide an incentive for them to assist Brooks to achieve long-range performance goals and to enable them to participate in the long-term growth of Brooks. Under the 2000 Plan, Brooks may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and (ii) options that are not qualified as incentive stock options. A total of 6,000,000 shares of Brooks’ Common Stock have been reserved for issuance under the 2000 Plan. Of these shares, options for 1,296,924 shares had been granted and were outstanding and 4,683,001 shares remained available for grant as of September 30, 2003. On October 16, 2003, the Company issued options for 12,617 shares under the 2000 Plan to replace options previously surrendered in accordance with the Option Exchange Program authorized by stockholders at the 2003 annual meeting. In addition, on October 16, 2003 and October 17, 2003 respectively, options for 902,500 and 155,000 shares were granted under the 2000 Plan.

     Description of Plans Not Adopted By Stockholders

      1998 Employee Equity Incentive Plan. The purpose of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of Brooks in April 1998, is to attract and retain employees and provide an incentive for them to assist Brooks to achieve long-range performance goals and to enable them to participate in the long-term growth of Brooks. All Brooks’ employees (other than its officers and directors), contractors, consultants, service providers or others who are in a position to contribute to the long-term success and growth of Brooks are eligible to participate in the 1998 Plan. A total of 4,825,000 shares of Brooks’ Common Stock were reserved for issuance under the 1998 Plan. In order to align the 1998 Plan with its current practices, in January 2000, the Board of Directors amended the 1998 Plan to eliminate Brooks’ ability to award nonqualified stock options with exercise prices at less than fair market value. On February 26, 2003 the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited option. From February 26, 2003 through September 30, 2003, a total of 552,883 options were forfeited due to employee terminations. Of the shares reserved for issuance under the 1998 Plan, options for 1,573,341 shares had been granted and were outstanding and 2,294,322 shares remained available for grant at September 30, 2003. On October 16, 2003, the Company issued options for 1,206,192 shares under the 1998 Plan to replace options previously surrendered in accordance with the Option Exchange Program, and cancelled and did not return to the reserve 632,435 forfeited options.

Compensation Committee Report

To The Stockholders:

      The Compensation Committee of the Board of Directors is comprised of three independent directors. As more fully described above under “Corporate Governance — Committee of the Board”, it is responsible for establishing compensation policies applicable to the Company’s directors and its executive officers, including its chief executive officer. In discharging its responsibilities, the committee consults, as necessary, with outside advisors.

     Compensation Philosophy

      The Company has developed a compensation philosophy and programs designed to enable the Company to attract, motivate and retain excellent executive talent. Compensation is earned based upon performance consistent with the expectations defined by the Company’s leadership practices and measurable objectives which support the Company’s corporate goals and financial metrics.

      To accomplish these goals, the Company uses a combination of programs to offer a balance between short-term and long-term incentives. Components of these programs include:

•	base pay targeted at a percentage of competitive pay for similar positions within a peer group of companies;

•	a variable component based upon performance to business and financial metrics which may result in the individual receiving more or less cash compensation when compared to our peer group companies;

•	discretionary bonuses which may be utilized to recognize and reward outstanding individual performance in excess of measurable business and performance objectives;

•	long term incentive compensation to retain key talent and align the interests of executives with those of shareholders, which may include options or stock grants; and

•	deferred compensation in selected cases for key executives.

      In fiscal year 2001, the committee retained PricewaterhouseCoopers LLP to prepare an executive compensation benchmarking study of comparative companies to help assess overall executive compensation and specifically the compensation of Mr. Therrien, the Company’s president. The compensation consultant helped the Company to implement its compensation philosophy by:

•	comparing the compensation of the Company’s executive officers, including Mr. Therrien, to executives in comparable positions at various “peer” companies and other compensation survey data;

•	recommending modifications to base, bonus and equity compensation levels; and

•	recommending a comprehensive program of cash based incentives for the Company.

     Base Salary

      The base salary of an executive officer is established after considering the level of his responsibility and the quality of his performance. The committee also reviews data gathered through executive compensation benchmarking studies prepared by compensation consultants. In assessing the information contained in the studies, the committee considers the size and the profitability of peer companies and the nature of their business. No particular weight is given to any factors reviewed by the committee. In setting compensation, the Company’s compensation philosophy has been to target base compensation above the 50th percentile in comparison to its peer companies. As a result of economic conditions and the Company’s financial performance, the annual salary of all executive officers was reduced by 12% in fiscal 2001. That reduction remained in effect throughout fiscal 2002 and fiscal 2003.

     Bonus

      Executive officers are eligible to receive performance bonuses under the Company’s bonus plan normally equal to a percentage of their base salary. Each officer is eligible to receive a bonus which may range from 0% to 150% of a pre-established percentage (either 50%, 70% or 100%) of his base salary. The bonuses are not guaranteed and are subject to the Company’s overall financial performance. No bonuses were paid to any executive officer in fiscal year 2003.

     Equity Compensation

      Each of the executive officers and all key employees are eligible to receive grants of options under the 2000 Plan and until May 12, 2002 were eligible to receive grants or options under the 1992 Plan. The 2000 Plan is used and the 1992 Plan was used to align a portion of the executive officers’ and key employees’ compensation with the stockholders’ interests and the long-term success of the Company through the use of variable compensation. In determining the number of options to be granted to each executive officer or key employee, the committee uses surveys of independent compensation consultants such as the fiscal 2001 benchmarking study and makes a subjective determination based on factors such as the individual’s level of responsibility, performance and number of options held by the individual. The committee gives no particular weight to any factor. During fiscal 2003, options to purchase 530,000 shares of the Company’s Common Stock were granted to persons who were executive officers at the time of grant under the 2000 Plan. The 1995 Employee Stock Purchase Plan provides all of the Company’s employees, including executive officers, with a means of purchasing the Company’s Common Stock, further aligning the interests of executive officers, employees and stockholders.

     Compensation of Chief Executive Officer

      The Company entered into a new employment agreement with Robert J. Therrien, its chief executive officer, effective October 1, 2001. This 2001 employment agreement entitled Mr. Therrien to an increase in base salary to $615,000 upon completion of the PRI merger on May 14, 2002, with base salary subject to further annual review. Under the 2001 agreement Mr. Therrien also will receive consideration for discretionary bonuses, certain life insurance benefits, a supplemental retirement benefit, an automobile allowance and other employment benefits as are generally available to employees of the Company. See “Executive Compensation and Other Matters—Employment Contracts” for additional details.

      In determining to enter into the new 2001 employment agreement with Mr. Therrien, the Compensation Committee held a number of meetings and considered several factors. The committee gave no particular weight to any one factor. The committee retained the services of two compensation consultants. Each consultant reviewed the proposed terms and conditions of the employment agreement in light of market conditions existing for the president and chief executive officer of a publicly traded technology company and prepared studies evaluating and analyzing:

•	compensation programs of peer companies;

•	change of control, severance and benefit programs and other contractual arrangements for peers; and

•	the terms and conditions of the new employment agreement in comparison to the Mr. Therrien’s original employment agreement which expired on September 30, 2001.

      In entering into the new 2001 employment agreement, the committee also considered and evaluated Mr. Therrien’s leadership ability and his contributions over the last several years in:

•	leading the Company to substantial organic growth;

•	financing the Company;

•	growing the Company through several strategic acquisitions;

•	successfully integrating several acquired companies into the Company; and

•	managing the expansion of the Company’s product offerings and market share.

      As a result of economic conditions and the Company’s financial performance, Mr. Therrien’s salary increase to $615,000 provided for under the terms of the 2001 employment contract was not implemented at that time or during fiscal year 2003. Mr. Therrien did not receive an annual bonus in the 2003 fiscal year.

     Policy on Deductibility of Executive Compensation

      Section 162(m) of the Internal Revenue Code limits the deductibility of nonperformance based compensation in excess of $1 million in any year paid to the chief executive officer and the next four highest paid executive officers. It is the Company’s general policy to comply with Section 162(m) and ensure that all compensation paid to the chief executive officer and the next four highest paid executives is deductible.

      Respectfully Submitted.

COMPENSATION COMMITTEE:

Roger D. Emerick
Amin J. Khoury
A. Clinton Allen

Performance Graph

      The following graph compares the change in Brooks’ cumulative total stockholder return for the last five fiscal years with the cumulative total return on the CRSP Index for the NYSE/ AMEX/ Nasdaq Stock Market (U.S. Companies) and the CRSP Index for NYSE/ AMEX/ Nasdaq (SIC 3550-3559 U.S. Companies) Special Industry Machinery, Except Metalworking Machinery, for that period.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

Brooks Automation, Inc.	$100.00	$176.70	$333.30	$267.60	$115.20	$210.30

NYSE/AMEX Nasdaq Stock Market (U.S. Companies)	$100.00	$127.20	$150.50	$106.90	$88.40	$111.90

NYSE/AMEX Nasdaq Stocks (SIC 3550-3559—U.S. Companies) Special Industry Machinery, Except Metalworking Machinery	$100.00	$255.10	$379.50	$186.80	$142.50	$231.90

      Assumes $100 invested on September 30, 1998, the last trading day of fiscal 1998, in the Common Stock, the CRSP Index for the NYSE/ AMEX/ Nasdaq Stock Market (U.S. Companies) and the CRSP Index for NYSE/ AMEX/ Nasdaq (SIC 3550-3559 U.S. Companies) Special Industry Machinery, Except Metalworking Machinery, and the reinvestment of all dividends.

      Compensation Committee Interlocks and Insider Participation. None of the members of the Compensation Committee is or was formerly an officer or employee of the Company, and no executive officer of the Company serves on the board of directors of any company at which any of the Compensation Committee members is employed.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

      The following table sets forth certain information as of January 15, 2004 with respect to the beneficial ownership of Common Stock by each director of the Company, each person known by the Company to be the beneficial owner of more than 5% of the Common Stock; and all current executive officers and directors of Brooks as a group.

      The percentage beneficially owned by each person is based upon 44,222,197 shares of Common Stock outstanding as of January 15, 2004. Unless otherwise noted below, (i) the address of each person listed in the table is c/o Brooks Automation, Inc., 15 Elizabeth Drive, Chelmsford, Massachusetts 01824. Except as set forth below, this information is based upon information received from or on behalf of the named persons.

	Shares of Common Stock
	Beneficially
Name	Owned(1)(2)	Percentage of Class

Robert J. Therrien (3)	1,384,921	3.10%
Edward C. Grady (4)	61,600	*
Jeffrey A. Cassis (5)	104,524	*
Santo DiNaro (6)	42,580	*
Thomas S. Grilk (7)	12,272	*
Charles M. McKenna (8)	2,647	*
Roger D. Emerick (9)	60,000	*
Amin J. Khoury (10)	34,000	*
Joseph R. Martin (11)	11,000	*
A. Clinton Allen	0	—
John H. McGillicuddy	0	—
All directors and executive officers as a group (15 persons)(12)	1,763,183	3.92%
State Street Research & Management Company	3,058,484	6.92%
One Financial Center, 30th Floor
Boston, MA 02111-2690 (13)
Putnam, LLC d/b/a Putnam Investments	3,678,159	8.32%
One Post Office Square
Boston, MA 02109 (14)
Putnam Investment Management, LLC	2,698,567	6.10%
One Post Office Square
Boston, MA 02109 (15)

*	Less than one percent.

(1)	To the Company’s knowledge, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Company’s Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after January 15, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 387,257 shares issuable pursuant to stock options.

(4)	Consists of shares issuable pursuant to stock options.

(5)	Includes 104,221 shares issuable pursuant to stock options.

(6)	Consists of shares issuable pursuant to stock options.

(7)	Includes 10,938 shares issuable pursuant to stock options.

(8)	Mr. McKenna resigned as an officer effective on July 28, 2003.

(9)	Includes 51,000 shares issuable pursuant to stock options.

(10)	Consists of shares issuable pursuant to stock options.

(11)	Consists of shares issuable pursuant to stock options.

(12)	Includes 702,596 shares issuable pursuant to options to the directors and Named Executive Officers listed above and 48,752 shares issuable pursuant to stock options.

(13)	According to a Schedule 13G filed by State Street Research & Management Company with the Securities and Exchange Commission on February 14, 2003, State Street Research & Management Company has sole voting and sole dispositive power over these shares.

(14)	According to a Schedule 13G filed by Putnam Investments with the Securities and Exchange Commission on March 10, 2003, Putnam Investments has shared voting power over 624,640 shares and shared dispositive power over 3,678,159 shares.

(15)	According to a Schedule 13G filed by Putnam Investment Management, LLC with the Securities and Exchange Commission on March 10, 2003, Putnam Investment Management, LLC has shared voting power over 149,045 shares and shared dispositive power over 2,698,567 shares.

Item 13. Certain Relationships And Related Transactions

      Under existing SEC rules, certain transactions between executive officers, directors, nominees for director of the Company and related parties, commonly referred to as “related party transactions”, have been required to be disclosed to stockholders. Under the new Nasdaq Stock Market rules, effective since January 15, 2004, the Company is required to conduct an appropriate review of any such transaction and the Audit Committee or the independent directors is required to approve the transaction.

Item 14. Principal Accountant Fees and Services.

      This Item is not yet mandatory. The information required to be disclosed in this Item will be included in the definitive proxy statement for the next annual meeting to be filed by the Company within the next 90 days.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) 1. and 2. Financial Statements and Financial Statement Schedule

      The consolidated financial statements of the Company and Schedule II Valuation and Qualifying Accounts and Reserves of the Company are listed in the index under Part II, Item 8, in the Form 10-K previously filed by the Company on December 2, 2003.

      Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary consolidated financial statements or notes thereto.

      3. Exhibits

Exhibit No.	Description	Reference

2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**
2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**
2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**
2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**

Exhibit No.	Description	Reference

2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**
2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**
2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**
2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**
2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**
2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**
2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**
2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**
2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**
2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**
2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**
3.01	Certificate of Incorporation, as amended, of the Company.	P**
3.02	Bylaws of the Company.	Q**
3.03	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**
3.04	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company	S**
4.01	Specimen Certificate for shares of the Company’s common stock.	T**
4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**
4.03	Rights Agreement dated July 23, 1997.	U**
4.04	Amendment No. 1 to Rights Agreement between the Company and Bank Boston, N.A. as Rights Agent.	V**
4.05	Registration Rights Agreement dated January 6, 2000.	V**
4.06	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
4.07	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**
4.08	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**

Exhibit No.	Description	Reference

4.09	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**
4.10	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**
4.11	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**
4.12	Asset Purchase Agreement dated February 15, 2002 relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**
4.13	Amendment No. 2 to Rights Agreement between the Company and EquiServe Trust Company, N.A., as Rights Agent.	Z**
4.14	Asset Purchase Agreement by and among Brooks Automation, Inc., NexStar Corporation and Zygo Corporation dated December 13, 2001	AA**
4.15	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	TT**
9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. And Montreal Trust Company of Canada, as trustee.	N**
9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**
9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation, Ltd.	N**
9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**
10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.	AA* **
10.02	Form of Indemnification Agreement for directors and officers of the Company.	Q* **
10.03	Employment Agreement between the Company and Ellen B. Richstone.	BB* **
10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.	CC* **
10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.	CC* **
10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**
10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
10.8	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	TT**
10.9	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**
10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**

Exhibit No.	Description	Reference

10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**
10.12	1993 Nonemployee Director Stock Option Plan.	EE* **
10.13	1992 Combination Stock Option Plan.	FF* **
10.14	1995 Employee Stock Purchase Plan, as amended.	P* **
10.15	1998 Employee Equity Incentive Option Plan.	P* **
10.16	2000 Combination Stock Option Plan.	P* **
10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.	GG* **
10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.	HH* **
10.19	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**
10.20	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.	TT* **
10.21	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**
10.22	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**
10.23	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.24	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.25	PRI Automation, Inc. 2000 Stock Option Plan.	LL* **
10.26	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.	II* **
10.27	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.	MM* **
10.28	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.	NN* **
10.29	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.	OO* **
10.30	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.	PP* **
10.31	Equipe Technologies Non-Statutory Stock Options.	QQ* **
10.32	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**
10.33	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**
10.34	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.35	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.36	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	TT**
10.37	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	TT**
10.38	Separation Agreement for Ellen B. Richstone dated October 31, 2002.	TT* **

Exhibit No.	Description	Reference

10.39	Employment Agreement by and between the Company and Edward C. Grady dated January 31, 2003.	UU* **
10.40	Employment Agreement by and between the Company and Robert W. Woodbury, Jr. dated February 26, 2003.	VV* **
10.41	Lease Agreement between Jenoptik AG and Brooks-PRI Automation (Germany) GmbH for 07745 Jena, Goschwitzer Strasse 25, Building 14 dated October 17, 2002.	WW* **
10.42	Lease Agreement between Jorent Techno GmbH and Brooks-PRI Automation (Germany) GmbH for Hall 1/2 Konrad-Zuse-Strasse 8, 07745 Jena.	WW* **
10.43	Lease Agreement between Jorent Techno GmbH and Brooks-PRI Automation (Germany) GmbH for Hall 1, Konrad-Zuse-Strasse 8, 07745 Jena.	WW* **
10.44	Lease Agreement between Jentech Verwaltungsgesellschaft OHG and Brooks Automation GmbH for Goschwitzer Strasse 38, Jena-Goschwitz dated July 2, 2003.	WW* **
10.45	Lease Agreement between TEAG Thuringer Energie AG and Brooks Automation GmbH for Rudolstadter Strasse 41, Jena dated August 9, 2000.	WW* **
10.46	Lease Agreement between Kyunggi Industry and Brooks Automation Asia Ltd for 398-1, Komae-Ri, Kiheung-Eup, Youngin, Kyunggi, Korea dated March 31, 2000.	WW* **
12.01	Calculation of Ratio of Earnings to Fixed Charges.	WW* **
21.01	Subsidiaries of the Company.	WW* **
23.01	Consent of PricewaterhouseCoopers LLP (Independent accountants for the Company).	WW* **
31.01	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
31.02	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
32	Section 1350 Certifications	WW* **

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, and amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 and amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001as amended on Apri l4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current reports on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894).

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217).

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822).

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141).

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067).

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063).

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

TT.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 2002 for the annual period ended September 30, 2002.

UU.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on February 14, 2003 for the quarterly period ended December 31, 2002.

VV.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 13, 2003 for the quarterly period ended March 31, 2003.

WW.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 2, 2003 for the annual period ended September 30, 2003.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

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

BROOKS AUTOMATION, INC.

Date: January 28, 2004	/s/ THOMAS S. GRILK

Thomas S. Grilk, Senior Vice President and General Counsel