Form 10-Q
period 2003-12-31
BROOKS AUTOMATION INC
filed 2004-02-11
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2003

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 31, 2004:

Common stock, $0.01 par value	44,445,287 shares

BROOKS AUTOMATION, INC.

INDEX

		PAGE NUMBER

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of December 31, 2003 (unaudited) and September 30, 2003	3
	Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures		34

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$212,267	$124,999
Marketable securities	3,039	4,481
Accounts receivable, net	63,965	69,374
Inventories	63,445	53,212
Prepaid expenses and other current assets	19,114	17,946

Total current assets	361,830	270,012
Property, plant and equipment
Buildings and land	38,830	38,830
Computer equipment and software	62,690	60,721
Machinery and equipment	26,879	27,303
Furniture and fixtures	14,840	15,983
Leasehold improvements	26,032	25,982
Construction in progress	1,574	938

	170,845	169,757
Less: Accumulated depreciation and amortization	(108,276)	(104,932)

	62,569	64,825
Long-term marketable securities	97,374	69,108
Goodwill	69,058	68,958
Intangible assets, net	9,635	10,592
Other assets	9,278	9,206

Total assets	$609,744	$492,701

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$68	$98
Accounts payable	32,403	26,770
Deferred revenue	34,254	33,686
Accrued warranty and retrofit costs	11,942	11,809
Accrued compensation and benefits	15,843	14,808
Accrued retirement benefit	9,899	9,899
Accrued restructuring costs	7,186	10,908
Accrued income taxes payable	10,505	10,165
Accrued expenses and other current liabilities	11,979	16,714

Total current liabilities	134,079	134,857
Long-term debt	175,022	175,025
Accrued long-term restructuring	17,070	18,359
Other long-term liabilities	1,551	1,467

Total liabilities	327,722	329,708

Contingencies (Note 10)
Minority interests	639	707

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,214,293 and 37,266,181 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	442	373
Additional paid-in capital	1,227,239	1,102,215
Deferred compensation	(56)	(1,014)
Accumulated other comprehensive income	13,761	11,846
Accumulated deficit	(960,003)	(951,134)

Total stockholders’ equity	281,383	162,286

Total liabilities, minority interests and stockholders’ equity	$609,744	$492,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2003	2002

Revenues
Product	$55,275	$54,999
Services	27,271	29,856

Total revenues	82,546	84,855

Cost of revenues
Product	37,130	38,681
Services	15,171	21,800

Total cost of revenues	52,301	60,481

Gross profit	30,245	24,374

Operating expenses
Research and development	16,068	19,674
Selling, general and administrative	19,767	34,106
Amortization of acquired intangible assets	943	2,047
Restructuring and acquisition-related charges	—	21,096

Total operating expenses	36,778	76,923

Loss from operations	(6,533)	(52,549)
Interest income	936	1,753
Interest expense	2,369	2,573
Other (income) expense, net	(42)	12,712

Loss before income taxes and minority interests	(7,924)	(66,081)
Income tax provision	1,013	4,815

Loss before minority interests	(8,937)	(70,896)
Minority interests in income (loss) of consolidated subsidiaries	(68)	90

Net loss	$(8,869)	$(70,986)

Loss per share
Basic and diluted	$(0.23)	$(1.95)
Shares used in computing loss per share
Basic and diluted	38,484	36,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2003	2002

	(unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(8,869)	$(70,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,558	14,839
Compensation expense related to common stock options	958	1,978
Provision for losses on accounts receivable	34	222
Reserves for excess and obsolete inventories and other inventory adjustments	458	1,309
Impairment of assets	—	6,045
Impairment of Shinsung	—	11,543
Amortization of debt discount and issuance costs	210	210
Minority interests	(68)	90
Loss on disposal of long-lived assets	49	296
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	6,083	12,247
Inventories	(9,427)	688
Prepaid expenses and other current assets	(665)	(1,448)
Accounts payable	5,132	(10,419)
Deferred revenue	(611)	264
Accrued warranty and retrofit costs	697	(174)
Accrued compensation and benefits	763	2,713
Accrued acquisition-related and restructuring costs	(5,062)	2,412
Accrued expenses and other current liabilities	(4,409)	2,128

Net cash used in operating activities	(10,169)	(26,043)

Cash flows from investing activities
Purchases of fixed assets	(1,214)	(4,650)
Acquisition of businesses, net of cash acquired	—	(702)
Purchases of marketable securities	(104,532)	(6,967)
Sale/maturity of marketable securities	77,936	22,198
Proceeds from sale of long-lived assets	—	13
Increase in other assets	(211)	(370)

Net cash provided by (used in) investing activities	(28,021)	9,522

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(33)	(24)
Proceeds from issuance of common stock, net of issuance costs	125,093	2

Net cash provided by (used in) financing activities	125,060	(22)

Effects of exchange rate changes on cash and cash equivalents	398	1,010

Net increase (decrease) in cash and cash equivalents	87,268	(15,533)
Cash and cash equivalents, beginning of period	124,999	125,297

Cash and cash equivalents, end of period	$212,267	$109,764

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

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2003.

Certain amounts in previously issued financial statements have been reclassified to conform to current presentation.

In December, 2000 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on the Company’s financial position or results of operations.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

2. Goodwill and Intangible Assets

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2003			September 30, 2003

		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	Value	Cost	amortization	value

Patents	$7,179	$6,766	$413	$7,179	$6,743	$436
Acquired technology	30,385	24,861	5,524	30,385	24,214	6,171
License agreements	305	305	—	305	305	—
Trademarks and trade names	2,532	2,010	522	2,532	1,949	583
Non-competition agreements	1,726	1,605	121	1,726	1,545	181
Customer relationships	6,517	3,462	3,055	6,517	3,296	3,221

	$48,644	$39,009	$9,635	$48,644	$38,052	$10,592

The Company recorded amortization expense for its amortized intangible assets of $0.9 million and $2.0 million for the three months ended December 31, 2003 and 2002, respectively. Estimated future amortization expense on the intangible assets recorded by the Company as of December 31, 2003, is as follows (in thousands):

Year ending September 30,
2004	$3,662
2005	$3,100
2006	$1,798
2007	$770
2008	$659
Thereafter	$602

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 are as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Balance at September 30, 2003	$25,419	$—	$36,954	$6,585	$68,958
Adjustments to goodwill:
Foreign currency translation	2	—	98	—	100

Balance at December 31, 2003	$25,421	$—	$37,052	$6,585	$69,058

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

3. Loss per Share

Below is a reconciliation of loss per share and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	December 31,
	2003	2002

Net loss	$(8,869)	$(70,986)

Weighted average common shares outstanding	38,484	36,360

Basic and diluted loss per share	$(0.23)	$(1.95)

Options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock totaling approximately 7.7 million shares and 10.9 million shares of common stock were excluded from the computation of diluted loss per share for the three months ended December 31, 2003 and 2002, respectively, as their effect would be anti-dilutive. However, these options and conversions could become dilutive in future periods.

4. Comprehensive Loss

Comprehensive loss for the Company is computed as the sum of the Company’s net loss, the change in the cumulative translation adjustment, the unrealized gain on the Company’s marketable securities and the unrealized gain on the Company’s investment in the Shinsung common shares. The Company’s investment in Shinsung common shares was sold in March 2003. The calculation of the Company’s comprehensive loss for the three months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three months ended
	December 31,
	2003	2002

Net loss	$(8,869)	$(70,986)
Change in cumulative translation adjustment	1,619	2,833
Unrealized gain on marketable securities	296	—
Unrealized gain on investment in Shinsung common shares	—	1,303

	$(6,954)	$(66,850)

5. Common Stock Offering

On December 16, 2003, the Company completed a public offering of common stock of 6,900,000 shares of its common stock. The Company received proceeds, net of $6.8 million of issuance costs, of $124.3 million on the sale of the common stock.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

6. Stock Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and related interpretations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”). The following pro forma information regarding net loss has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method under FAS 123. The fair value of each option grant was estimated on the date of grant, and the fair value of each employee stock purchase was estimated on the commencement date of each offering period, each using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Three months ended
	December 31,
	2003	2002

Net loss, as reported	$(8,869)	$(70,986)
Add stock-based employee compensation expense included in reported net loss, net of related taxes	958	1,978
Deduct pro forma stock-based compensation
Expense, net of related taxes	(8,135)	(8,887)

Pro forma net loss	$(16,046)	$(77,895)

Loss per share
Basic and diluted, as reported	$(0.23)	$(1.95)
Basic and diluted, pro forma	$(0.42)	$(2.14)

Because most options vest over several years and additional option grants are expected to be made subsequent to December 31, 2003, the results of applying the fair value method may have a materially different effect on pro forma net loss in future periods.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

7. Segment, Geographic Information and Significant Customers

The Company has three reportable segments: equipment automation, factory automation hardware and factory automation software.

The equipment automation segment provides modules and systems for use within semiconductor process equipment. These products automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. These offerings include vacuum and atmospheric modules and systems, such as robots, load ports and equipment front end modules. The primary customers for these products are manufacturers of process tool equipment.

The factory automation hardware segment provides automated material handling products and components for use within the factory. The Company’s factory automation hardware products consist of automated storage and retrieval systems and wafer/reticle transport systems such as overhead monorail systems and overhead hoist vehicles. These products store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment includes mini-environments, sorters and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

The factory automation software segment provides software products for the “real time enterprise” that enables lean manufacturing, supply chain execution, closed loop automation and enterprise performance management. The Company’s software products enable manufacturers to increase their return on investment by maximizing production efficiency, and may be sold either as part of an integrated solution or on a stand-alone basis.

The Company’s other segment currently consists of the Specialty Equipment and Life Sciences division (“SELS”), which provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill and acquisition-related and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude intangible assets, goodwill, and the Company’s investments in marketable securities.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Three months ended December 31, 2003
Revenues
Product	$40,012	$7,680	$6,577	$1,006	$55,275
Services	7,775	4,863	14,633	—	27,271

	$47,787	$12,543	$21,210	$1,006	$82,546

Gross margin	$16,311	$783	$13,064	$87	$30,245
Operating income (loss)	$3,941	$(5,085)	$(3,836)	$(610)	$(5,590)
Three months ended December 31, 2002
Revenues
Product	$30,115	$17,650	$6,629	$605	$54,999
Services	6,147	8,885	14,824	—	29,856

	$36,262	$26,535	$21,453	$605	$84,855

Gross margin	$6,856	$6,120	$11,333	$65	$24,374
Operating loss	$(17,323)	$(5,910)	$(5,327)	$(846)	$(29,406)
Assets
December 31, 2003	$118,605	$106,181	$29,715	$4,126	$258,627
September 30, 2003	$95,264	$114,315	$53,824	$3,816	$267,219

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2003 and 2002 is as follows (in thousands):

	Three months ended
	December 31,
	2003	2002

Segment operating loss	$(5,590)	$(29,406)
Amortization of acquired intangible assets	943	2,047
Acquisition-related and restructuring charges	—	21,096

Total operating loss	$(6,533)	$(52,549)

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2003 and September 30, 2003 is as follows (in thousands):

	December 31,	September 30,
	2003	2003

Segment assets	$258,627	$267,219
Goodwill	69,058	68,958
Intangible assets	9,635	10,592
Investments in marketable securities	272,424	145,932

Total assets	$609,744	$492,701

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Net revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended
	December 31,
	2003	2002

North America	$46,888	$45,407
Asia/Pacific	19,692	24,317
Europe	15,966	15,131

	$82,546	$84,855

The Company had no customer that accounted for more than 10% of revenues in either of the three months ended December 31, 2003 or 2002.

8. Restructuring and Acquisition-Related Liabilities

The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and original equipment manufactures, or “OEM’s”, that are, in turn, dependent on the current and anticipated market demand for semiconductors. Brooks’ revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry has experienced such a downturn during the past two years. The downturn has affected revenues, gross margins and operating results. In response to this most recent downturn, the Company has implemented and continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The Company believes that the cost reduction programs implemented will align costs with revenues. In the event that the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future. Although the Company continues to address cost management in response to the most recent downturn, it will continue to invest in those areas which it believes are important to Brooks’ long-term growth, including customer support and new products.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The activity for the three months ended December 31, 2003 and 2002 related to the Company’s restructuring accruals is summarized below (in thousands):

	Activity – Three Months Ended December 31, 2003

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2003	Expense	Utilization	2003

Facilities	$24,312	$—	$(1,616)	$22,696
Workforce-related	4,955	—	(3,395)	1,560

	$29,267	$—	$(5,011)	$24,256

	Activity – Three Months Ended December 31, 2002

	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2002	Expense	Utilization	2002

Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,355)	16,503
Other	1,329	—	(36)	1,293

	$33,786	$13,018	$(10,606)	$36,198

The Company expects the majority of the remaining severance costs totaling $1.6 million will be paid within six months. The expected facilities costs, totaling $22.7 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.

9. Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2003	2003

Accounts receivable	$70,541	$75,873
Less allowances	6,576	6,499

	$63,965	$69,374

Inventories
Raw materials and purchased parts	$36,156	$30,411
Work-in-process	19,266	15,546
Finished goods	8,023	7,255

	$63,445	$53,212

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty and retrofit liability would be required. Product warranty and retrofit activity for the three months ended December 31, 2003, is as follows (in thousands):

Balance September 30, 2003	$11,809
Accruals for warranties during the period	723
Settlements made during the period	(590)

Balance December 31, 2003	$11,942

10. Contingencies

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

In 2002, Brooks received an assertion from Newport Corporation that certain of Brooks’ products embody intellectual property owned by Newport. The Company has investigated those claims and believes that it has meritorious defenses to them, including the non-infringement of the patents in question and the invalidity of some or all such patents. The Company has so informed Newport, as well as informing Newport that certain products that it markets embody the intellectual property of Brooks and offering to license that technology to Newport. To date no action has been commenced by either party against the other. Should Newport seek to pursue any claims against Brooks for intellectual property infringement, Brooks would be subject to all of the business litigation risks incident to any such proceeding, including business interruption and the expense of such matters.

In connection with the acquisition of the e-Diagnostics product business in June 2001, the Company could be required to make additional cash payments under certain conditions. If the Company elected to settle any or all potential contingent payments in cash, additional cash payments aggregating a maximum of $8.0 million over the next two years could be required for payment of consideration contingent upon meeting certain performance objectives. The Company is currently in negotiations concerning resolution of this contingency in a manner that will not be financially adverse to either party.

The Company is presently engaged in an arbitration proceeding in Israel. The proceeding arose out of a dispute between PRI (prior to its acquisition by Brooks) and an Israeli personnel recruiting firm pertaining to an arrangement under which PRI engaged the services of approximately 12-14 workers in Israel in 1997. The parties to the arbitration have each asserted claims against one another. Hearings have been conducted and a decision is likely during the second or third quarter of fiscal 2004. The Company does not believe that it will have a material impact on its financial results.

The Company routinely enters into standard indemnification provisions as part of license agreements involving use of its intellectual property. These provisions typically require the Company to defend and pay any third party claim finally awarded or settled against its licenses in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The Company’s standard contract and license terms normally limit the amount of the Company’s potential liability for such claims and defense, and the Company has not incurred any material costs to defend or settle claims related to these types of indemnification provisions. The Company therefore believes the estimated fair value of these provisions is minimal, and has no liabilities recorded for them as of December 31, 2003.

BROOKS AUTOMATION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

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

     Traditionally, our foreign revenues have been generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of our international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are reflected as “Accumulated other comprehensive income (loss),” which is a component of stockholders’ equity. As certain of our manufacturing costs are denominated in foreign currency, weakness in the United States dollar can generate margin pressure. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will be exposed to increased risk of currency fluctuation.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     In view of the market conditions we are currently facing, we are focusing our major efforts in the following areas:

•	Controlling and reducing costs;

•	Aligning costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flow;

•	Developing the products and services required for future success in the market;

•	Expansion into other industries such as flat panel display manufacturing;

•	Sustaining our ability to fulfill our customers’ requirements in light of recent increases in customer demand while at the same time maintaining expense control and limiting increases to our cost structure;

•	Improving our product quality and on time delivery in order to fulfill our customers’ requirements;

•	Expansion of software development capabilities in countries outside of the United States, specifically including India;

•	Obtaining necessary components and materials from our suppliers in required quantities and of required quality as demand for our products increases; and

•	Improving the efficiency of our internal information and business systems.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Three Months Ended December 31, 2003, Compared to Three Months Ended December 31, 2002

     Revenues

     We reported revenues of $82.5 million in the three months ended December 31, 2003, compared to $84.9 million in the same prior year period. We are currently experiencing an increase in the market for products to our OEM customer base. This current trend however may not be indicative of future results.

     Our equipment automation segment reported revenues of $47.8 million in the three months ended December 31, 2003, an increase of 31.8% from revenues of $36.3 million in the same prior year period. The increase is attributable to increased shipments to our OEM customer base as demand for products from these customers has increased. Our factory automation hardware segment reported revenues of $12.5 million in the three months ended December 31, 2003, a decrease of 52.7% from revenues of $26.5 million in the same prior year period. The decrease is attributable to the completion and acceptance by the customer of a major project in the prior year period principally related to our automated material handling system business. We have recently experienced improved order volume for our factory automation hardware products reflective of current industry trends. This may be indicative of increased revenues in future periods. Our factory automation software segment reported revenues of $21.2 million in the three months ended December 31, 2003, a slight decrease of $0.2 million from the same prior year period.

     Product revenues increased slightly, to $55.3 million, in the three months ended December 31, 2003, compared to $55.0 million in the three months ended December 31, 2002. The increase is primarily attributable to increased OEM product shipments from our equipment automation segment offset by lower product revenues from our factory automation hardware segment.

     Service revenues for the three months ended December 31, 2003 were $27.3 million, a decrease of $2.6 million from the three months ended December 31, 2002. The decrease is primarily attributable to the completion and acceptance by the customer of a major project for our factory automation hardware segment in the prior year period.

     Foreign revenues were $35.7 million, or 43.3% of revenues, and $39.5 million, or 46.5% of revenues, in the three month periods ended December 31, 2003 and 2002, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

     Deferred revenues of $34.3 million at December 31, 2003 consisted of $5.2 million related to deferred maintenance contracts and $29.1 million related to revenues deferred for acceptance based and completed contract method arrangements. Deferred revenues of $33.7 million at September 30, 2003 consisted of $6.6 million related to deferred maintenance contracts and $27.1 million related to revenues deferred for acceptance based and completed contract method arrangements. We expect our deferred revenues balance to decrease significantly in the next six months with the anticipated completion and acceptance of significant projects.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     Gross Margin

     Gross margin increased to 36.6% for the three months ended December 31, 2003, compared to 28.7% for the same prior year period. The increase is primarily attributable to our plant consolidation and other cost reduction measures as well as a more favorable mix of OEM products which traditionally have higher gross margins. Our equipment automation segment gross margin increased to 34.1% in the three months ended December 31, 2003, from 18.9% in the comparable prior year period. The increase is primarily attributable to our plant consolidation and other cost reduction measures. Gross margin for our factory automation hardware segment decreased to 6.2% in the three months ended December 31, 2003, from 23.1% in the same prior year period. The decrease is primarily the result of a decrease in the sales volume of our factory automation hardware products resulting in decreased absorption of our fixed costs related to this segment. Our factory automation software segment’s gross margin for the three months ended December 31, 2003 increased to 61.6%, compared to 52.8% in the same prior year period. The change is primarily due to the impact of our cost reduction measures.

     Gross margin on product revenues was 32.8% for the three months ended December 31, 2003, an increase from 29.7% in the same prior year period. The increase in gross margin is primarily attributable to the impact of our cost reduction measures and additional OEM mix.

     Gross margin on service revenues was 44.4% for the three months ended December 31, 2003, an increase from 27.0% for the three months ended December 31, 2002. The increase is primarily a result of a change in business mix and the positive impact of our cost reduction measures.

     Research and Development

     Research and development expenses for the three months ended December 31, 2003 were $16.1 million, a decrease of $3.6 million, compared to $19.7 million in the three months ended December 31, 2002. The decrease in spending is primarily the result of our cost reduction actions. Our plan is to continue to invest in research and development to enhance existing products and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries. These investments will be focused on those research and development projects that are most consistent with our business realignment.

     Selling, General and Administrative

     Selling, general and administrative expenses were $19.8 million for the three months ended December 31, 2003, a decrease of $14.3 million, compared to $34.1 million in the same prior year period. Selling, general and administrative expenses also decreased as a percentage of revenues in the three months ended December 31, 2003, to 24.0%, from 40.2% in the comparable prior year period. The decrease in these expenditures as a percentage of revenues for the three months ended December 31, 2003, is attributable to our cost containment and reduction initiatives, coupled with $7.1 million of accelerated depreciation associated with our restructuring plans for facilities consolidation and $1.0 million of other charges, primarily deferred compensation costs related to stock options granted to employees of acquired companies, which were recorded in the prior year period. We expect that selling, general and administrative expense in subsequent periods will grow slightly from the current existing levels.

     Amortization of Acquired Intangible Assets

     Amortization expense for acquired intangible assets totaled $0.9 million in the three months ended December 31, 2003, compared to $2.0 million in the three months ended December 31, 2002. The reduction in amortization of acquired intangible assets is primarily attributable to many assets reaching the end of their useful lives.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     Restructuring and Acquisition-related Charges

     Restructuring and acquisition-related charges decreased by $21.1 million in the three months ended December 31, 2003 compared to the same prior year period, the result of a charge taken in the three months ended December 31, 2002. The charge related to our ongoing efforts to realign costs with revenues and consisted of $12.4 million related to workforce reductions, $0.6 million related to the consolidation of several of the our facilities, $6.1 million of capitalized costs related to cancelled systems and $2.0 million comprised of legal, relocation and consulting costs to integrate our PRI acquisition. We continue to evaluate measures in which to consolidate operations and reduce costs, which may result in charges in future periods.

     Interest Income and Expense

     Interest income decreased by $0.8 million, to $0.9 million, in the three months ended December 31, 2003, compared to the same prior year period, primarily a result of lower interest rates. Interest expense of $2.4 million and $2.6 million for the three months ended December 31, 2003 and 2002, respectively, is primarily attributable to interest on our Convertible Subordinated Notes.

     Other (Income) Expense

     Other (income) expense in the three months ended December 31, 2003 primarily represents realized gains on foreign currency transactions during the period. Other expense of $12.7 million in the three months ended December 31, 2002 was primarily the result of the impairment of $11.5 million on our investment in Shinsung warrants which was recorded in the prior year period.

     Income Tax Provision

     We recorded a net income tax provision of $1.0 million in the three months ended December 31, 2003, compared to a net income tax provision of $4.8 million in the same prior year period. The tax provision in the current quarter is attributable to foreign income and withholding taxes. We continue to provide a full valuation allowance at December 31, 2003, as we believe it is more likely than not that future net tax benefits from accumulated net operating losses and deferred taxes will not be realized.

     Liquidity and Capital Resources

     At December 31, 2003, we had cash, cash equivalents and marketable securities aggregating $312.7 million. This amount was comprised of $212.3 million of cash and cash equivalents, $3.0 million of investments in short-term marketable securities and $97.4 million of investments in long-term marketable securities.

     Cash and cash equivalents were $212.3 million at December 31, 2003, an increase of $87.3 million from September 30, 2003. This increase in cash and cash equivalents is primarily due to cash provided from the issuance of common stock and exercise of common stock options of $125.1 million, offset by cash used in operations of $10.2 million, capital expenditures of $1.2 million, and net purchases of marketable securities of $26.6 million.

     Cash used in operations was $10.2 million for the three months ended December 31, 2003, and is primarily attributable to our net loss of $8.9 million, which includes depreciation and amortization of $4.6 million. Working capital changes provided approximately $2.0 million while other working capital changes of restructuring payments and our semi-annual interest payment used approximately $5.1 million and $4.2 million, respectively.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     Cash used in investing activities was $28.0 million for the three months ended December 31, 2003, and is principally comprised of net purchases of marketable securities aggregating $26.6 million and $1.2 million of capital additions.

     Cash provided by financing activities for the three months ended December 31, 2003, was comprised of $125.1 million of proceeds from our common stock offering and from the exercise of options to purchase our common stock offset by $33,000 for the payment of long-term debt. We expect to use the proceeds from the supplemental common stock offering for general corporate purposes as well as possibly using a portion of the proceeds to reduce, repay or refinance existing indebtedness. We may also use our resources to acquire companies, technologies or products that complement our business.

          On May 23, 2001, we completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1 of each year. The notes will mature on June 1, 2008. We may redeem the notes at stated premiums on or after June 6, 2004, or earlier if the price of our common stock reaches certain prices. Holders may require us to repurchase the notes upon a change in control in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to our senior indebtedness and structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

     While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure.

          At December 31, 2003, we had approximately $0.5 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

     Our contractual obligations consist of the following (in thousands):

		Less than	One to three	Four to five
	Total	one year	years	Years	Thereafter

Contractual obligations
Operating leases – continuing	$13,220	$4,025	$4,043	$1,868	$3,284
Operating leases – exited facilities	30,149	5,656	9,561	7,939	6,993
Debt	175,090	68	22	175,000	—
Interest on convertible subordinated notes	37,407	8,313	16,625	12,469	—

Total contractual obligations	$255,866	$18,062	$30,251	$197,276	$10,277

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

     We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for at least the next twelve months. However, we used $10.2 million to fund our operations for the three months ended December 31, 2003, and the cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Recently Enacted Accounting Pronouncements

     In December, 2000 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on our financial position or results of operations.

     In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on our financial position or results of operations.

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

     Our business is largely dependent on the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry has been in a prolonged downturn, which has negatively impacted us since the third quarter of fiscal 2001. As a result of the downturn, our OEM and end-user customers significantly reduced the rate at which they purchase our products and services. This reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. We may have future operating losses in the event of future industry downturns.

The cyclical nature of the semiconductor industry also presents risks in the event of a sustained market upturn.

     In recent months, spending in the semiconductor capital equipment industry has increased, with a resulting increase in the demand for our products and services. As a result of this upturn we may have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in customer dissatisfaction, the loss of customers and various other expenses that could reduce gross margins and profitability. It is also not possible to predict the duration of any increase in the demand for our products and services. There can be no assurance that this current trend will continue.

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

     Primarily in response to reduced demand for our products, during the recent downturn in the semiconductor industry, we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. We cannot assure you that these cost reductions will be sufficient to offset the reduced sales levels we experienced during the downturn. Our failure to adequately reduce our costs, without a corresponding increase in demand for our products and sales level, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities may have harmed us because they may have resulted in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.

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

     For the quarter ended December 31, 2003, approximately 43% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

     We face substantial competition throughout the world in each of our product areas. Our primary competitors range from large companies such as Asyst/Shinko, Daifuku, HP/Compaq, IBM, Murata, Rorze, TDK and Yaskawa to smaller, regional companies. We also compete with OEM manufacturers, such as Applied Materials, that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

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

     Our customers may need several months to test and evaluate our products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its plans.

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

     Particular elements of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or otherwise claim proprietary rights to technology necessary to our business. For example, twice in 1992 and once in 1994 we received notice from General Signal Corporation that it believed that certain of our tool automation products infringed General Signal’s patent rights. We believe the matters identified in the notice from General Signal were also the subject of a dispute between General Signal and Applied Materials, Inc., which was settled in November 1997. There are also claims that have been made by Asyst Technologies Inc. that certain products we acquired through acquisition embody intellectual property owned by Asyst and claims that have been made by Newport Corporation that certain of our products embody intellectual property owned by Newport. To date no action has been instituted against us directly by General Signal, Applied Materials, Asyst or Newport.

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

     We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. We do not generally have long-term supply contracts with these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event that the industry upturn we appear to be experiencing continues in future months or quarters these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in product shipments to our customers. This could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

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

Provisions in our organizational documents, contracts and 4.75% Convertible Subordinated Notes due 2008 may make it difficult for someone to acquire control of us.

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

BROOKS AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Exposure

     At December 31, 2003, we had no variable interest rate debt, accordingly, a 10% change in the effective interest rate percentage would not materially affect the consolidated results of operations or financial position.

Currency Rate Exposure

     Our foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of our international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. As certain of our manufacturing costs are denominated in foreign currency, weakness in the United States dollar can generate margin pressure. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will be exposed to increased risk of currency fluctuation. Assets and liabilities of our international subsidiaries are translated at period end exchange rates. As such, foreign currency fluctuation results in increases and decreases in translated foreign currency assets and liabilities with the resulting offset being reflected in “Accumulated other comprehensive income (loss)”.

BROOKS AUTOMATION, INC.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded, subject to the limitations inherent in such controls noted below, that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms and are operating in an effective manner. The Company is presently engaged in a broad review of its internal control procedures in anticipation of the need for the Company’s independent auditors to certify as to the adequacy of those controls in connection with the 2004 filing of the Company’s Annual Report on Form 10-K.

b)	Limitations Inherent in All Controls. The Company’s management, including the CEO and CFO, recognizes that our disclosure controls and our internal controls (discussed below) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

c)	Change in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description

31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications

(b)  The following report on Form 8-K was furnished during the quarterly period ended December 31, 2003:

(1)	Current Report on Form 8-K, filed on October 30, 2003, relating to the Company’s press release announcing its financial results for the fourth quarter ended September 30, 2003.

     The following reports on Form 8-K were filed during the quarterly period ended December 31, 2003:

(1)	Current Report on Form 8-K, filed on December 10, 2003, relating to the Company’s press release of the pricing of its common stock offering and the terms agreement with its underwriters.

(2)	Current Report on Form 8-K, filed on December 16, 2003, relating to the Company’s press release announcing the completion of its previously announced public offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: February 10, 2004	/s/ ROBERT J. THERRIEN

Robert J. Therrien
Director and Chief Executive Officer
(Principal Executive Officer)

DATE: February 10, 2004	/s/ ROBERT W. WOODBURY, JR.

Robert W. Woodbury, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a),15d-14(a) Certification

32.02	Rule 13a-14(a),15d-14(a) Certification

33	Section 1350 Certifications