Form 10-Q
period 2004-03-31
BROOKS AUTOMATION INC
filed 2004-05-13
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

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

Yes [X]   No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No  [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 30, 2004:

Common stock, $0.01 par value	44,568,052 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$168,575	$124,999
Marketable securities	31,242	4,481
Accounts receivable, net	103,379	69,374
Inventories	80,447	53,212
Prepaid expenses and other current assets	10,802	17,946

Total current assets	394,445	270,012
Property, plant and equipment
Buildings and land	38,869	38,830
Computer equipment and software	62,864	60,721
Machinery and equipment	27,252	27,303
Furniture and fixtures	14,817	15,983
Leasehold improvements	26,284	25,982
Construction in progress	1,950	938

	172,036	169,757
Less: Accumulated depreciation and amortization	(111,449)	(104,932)

	60,587	64,825
Long-term marketable securities	109,991	69,108
Goodwill	69,868	68,958
Intangible assets, net	8,710	10,592
Other assets	9,384	9,206

Total assets	$652,985	$492,701

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$40	$98
Accounts payable	50,063	26,770
Deferred revenue	41,056	33,686
Accrued warranty and retrofit costs	11,275	11,809
Accrued compensation and benefits	18,603	14,808
Accrued retirement benefit	9,899	9,899
Accrued restructuring costs	6,745	10,908
Accrued income taxes payable	11,192	10,165
Accrued expenses and other current liabilities	16,811	16,714

Total current liabilities	165,684	134,857
Long-term debt	175,020	175,025
Accrued long-term restructuring	16,427	18,359
Other long-term liabilities	2,252	1,467

Total liabilities	359,383	329,708

Contingencies (Note 10)
Minority interests	956	707

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,542,992 and 37,266,181 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	445	373
Additional paid-in capital	1,231,794	1,102,215
Deferred compensation	(45)	(1,014)
Accumulated other comprehensive income	14,223	11,846
Accumulated deficit	(953,771)	(951,134)

Total stockholders’ equity	292,646	162,286

Total liabilities, minority interests and stockholders’ equity	$652,985	$492,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues
Product	$95,891	$65,761	$151,166	$120,760
Services	42,093	27,203	69,364	57,059

Total revenues	137,984	92,964	220,530	177,819

Cost of revenues
Product	57,779	49,867	94,909	88,548
Services	29,295	18,445	44,466	40,245

Total cost of revenues	87,074	68,312	139,375	128,793

Gross profit	50,910	24,652	81,155	49,026

Operating expenses
Research and development	16,634	19,754	32,702	39,428
Selling, general and administrative	21,469	23,022	41,236	57,128
Amortization of acquired intangible assets	939	941	1,882	2,988
Restructuring and acquisition-related charges	2,168	4,728	2,168	25,824

Total operating expenses	41,210	48,445	77,988	125,368

Income (loss) from operations	9,700	(23,793)	3,167	(76,342)
Interest income	1,290	1,093	2,226	2,846
Interest expense	2,373	2,622	4,742	5,195
Other (income) expense, net	239	3,323	197	16,035

Income (loss) before income taxes and minority interests	8,378	(28,645)	454	(94,726)
Income tax provision	1,829	53	2,842	4,868

Income (loss) before minority interests	6,549	(28,698)	(2,388)	(99,594)
Minority interests in income of consolidated subsidiaries	317	103	249	193

Net income (loss)	$6,232	$(28,801)	$(2,637)	$(99,787)

Earnings (loss) per share
Basic	$0.14	$(0.79)	$(0.06)	$(2.73)
Diluted	$0.14	$(0.79)	$(0.06)	$(2.73)
Shares used in computing earnings (loss) per share
Basic	44,412	36,682	41,417	36,521
Diluted	44,995	36,682	41,417	36,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2004	2003
	(unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(2,637)	$(99,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,906	21,621
Compensation expense related to common stock	1,740	3,473
Reserves for excess and obsolete inventories	3,201	6,091
Impairment of assets	—	6,061
Impairment of Shinsung	—	14,568
Amortization of debt discount and issuance costs	419	420
Minority interests	249	193
Loss on disposal of long-lived assets	62	516
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(32,963)	16,819
Inventories	(29,578)	7,035
Prepaid expenses and other assets	7,624	528
Accounts payable	22,923	(12,699)
Deferred revenue	6,323	5,009
Accrued warranty and retrofit costs	60	(3,543)
Accrued compensation and benefits	3,590	(1,476)
Accrued acquisition-related and restructuring costs	(6,121)	(2,800)
Accrued expenses and other current liabilities	758	2,198

Net cash used in operating activities	(15,444)	(35,773)

Cash flows from investing activities
Purchases of fixed assets	(2,690)	(8,100)
Acquisition of businesses, net of cash acquired	—	147
Purchases of marketable securities	(177,938)	(19,600)
Sale/maturity of marketable securities	111,254	57,995
Proceeds from sale of long-lived assets	—	8,212

Net cash provided by (used in) investing activities	(69,374)	38,654

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(63)	(26)
Issuance of long-term debt	—	153
Proceeds from issuance of common stock, net of issuance costs	128,043	1,916

Net cash provided by financing activities	127,980	2,043

Effects of exchange rate changes on cash and cash equivalents	414	667

Net increase in cash and cash equivalents	43,576	5,591
Cash and cash equivalents, beginning of period	124,999	125,297

Cash and cash equivalents, end of period	$168,575	$130,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2003.

Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation was effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on the Company’s financial position or results of operations.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

2.	Goodwill and Intangible Assets

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2004			September 30, 2003
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Patents	$7,179	$6,790	$389	$7,179	$6,743	$436
Acquired technology	30,385	25,531	4,854	30,385	24,214	6,171
License agreements	305	305	—	305	305	—
Trademarks and trade names	2,532	2,071	461	2,532	1,949	583
Non-competition agreements	1,726	1,641	85	1,726	1,545	181
Customer relationships	6,517	3,596	2,921	6,517	3,296	3,221

	$48,644	$39,934	$8,710	$48,644	$38,052	$10,592

The Company recorded amortization expense for its amortized intangible assets of $0.9 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively, and $1.9 million and $3.0 million for the six months ended March 31, 2004 and 2003, respectively. Estimated future amortization expense on the intangible assets recorded by the Company as of March 31, 2004, is as follows (in thousands):

Year ending September 30,
2004	$3,662
2005	$3,100
2006	$1,798
2007	$770
2008	$659
Thereafter	$602

The changes in the carrying amount of goodwill for the six months ended March 31, 2004 are as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total
Balance at September 30, 2003	$25,419	$—	$36,954	$6,585	$68,958
Adjustments to goodwill:
Purchase accounting adjustments on prior period acquisitions	—	—	—	836	836
Foreign currency translation	2	—	72	—	74

Balance at March 31, 2004	$25,421	$—	$37,026	$7,421	$69,868

The Company issued 37,301 additional shares of its common stock as contingent consideration related to the Intelligent Automation Systems acquisition in fiscal 2002. The fair value of the common stock issued was calculated based upon the closing price of the Company’s common stock on the date of issuance.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

3.	Earnings (Loss) per Share

Below is a reconciliation of net income (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$6,232	$(28,801)	$(2,637)	$(99,787)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	44,412	36,682	41,417	36,521
Dilutive common stock options	583	—	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	44,995	36,682	41,417	36,521

Basic earnings (loss) per share	$0.14	$(0.79)	$(0.06)	$(2.73)

Diluted earnings (loss) per share	$0.14	$(0.79)	$(0.06)	$(2.73)

Certain options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock totaling approximately 7.4 million shares of common stock and 8.0 million shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three and six months ended March 31, 2004, respectively, as their effect would be anti-dilutive. Certain options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock totaling approximately 10.8 million shares of common stock and 10.9 million shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended March 31, 2003, respectively, as their effect would be anti-dilutive. These options and conversions could however become dilutive in future periods.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment, the unrealized gain on the Company’s marketable securities and the unrealized gain on the Company’s investment in shares of the common stock of Shinsung (“Shinsung”). The Company’s investment in Shinsung common shares was sold in March 2003. The calculation of the Company’s comprehensive income (loss) for the three and six months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$6,232	$(28,801)	$(2,637)	$(99,787)
Change in cumulative translation adjustment	(45)	493	1,573	3,326
Unrealized gain on marketable securities	508	—	804	—
Unrealized gain on investment in Shinsung common shares	—	4,178	—	9,279

	$6,695	$(24,130)	$(260)	$(87,182)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

5.	Common Stock Offering

On December 16, 2003, the Company completed a public offering of 6,900,000 shares of its common stock. The Company received proceeds, net of $6.8 million of issuance costs, of $124.3 million on the sale of the common stock.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”). The following pro forma information regarding net income (loss) has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method under FAS 123. The fair value of each option grant was estimated on the date of grant, and the fair value of each employee stock purchase was estimated on the commencement date of each offering period, each using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$6,232	$(28,801)	$(2,637)	$(99,787)
Add stock-based employee compensation expense included in reported net loss, net of related taxes	7	1,495	656	3,473
Deduct pro forma stock-based compensation expense, net of related taxes	(5,941)	(7,931)	(11,452)	(16,818)

Pro forma net income (loss)	$298	$(35,237)	$(13,433)	$(113,132)

Earnings (loss) per share
Basic, as reported	$0.14	$(0.79)	$(0.06)	$(2.73)
Diluted, as reported	$0.14	$(0.79)	$(0.06)	$(2.73)
Basic, pro forma	$0.01	$(0.96)	$(0.32)	$(3.10)
Diluted, pro forma	$0.01	$(0.96)	$(0.32)	$(3.10)

Because most options vest over several years and additional option grants are expected to be made subsequent to March 31, 2004, the results of applying the fair value method may have a materially different effect on pro forma net income (loss) in future periods.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

7.	Segment, Geographic Information and Significant Customers

The Company has three reportable segments: equipment automation, factory automation hardware and factory automation software.

The equipment automation segment provides modules and systems for use within semiconductor process equipment. These products automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. These offerings include vacuum and atmospheric modules and systems, such as robots, load ports and equipment front end modules. Also included is the assembly and manufacturing of customer designed automation systems (“contract automation systems”). The primary customers for these products are manufacturers of process tool equipment.

The factory automation hardware segment provides automated material handling products and components for use within the factory. The Company’s factory automation hardware products consist of automated storage and retrieval systems and wafer/reticle transport systems such as overhead monorail systems and overhead hoist vehicles. These products store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment includes mini-environments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

The factory automation software segment provides software products for the “real time enterprise” meeting the requirements for lean manufacturing, supply chain execution, closed loop automation and enterprise process management. The Company’s software products enable manufacturers to increase their return on investment by maximizing production efficiency, and may be sold either as part of an integrated solution or on a stand-alone basis.

The Company’s other segment currently consists of the Specialty Equipment and Life Sciences division (“SELS”), which provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill and acquisition-related and restructuring charges, are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude intangible assets, goodwill, and the Company’s investments in marketable securities.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total
Three months ended March 31, 2004
Revenues
Product	$68,516	$15,100	$11,668	$607	$95,891
Services	9,502	5,969	26,622	—	42,093

	$78,018	$21,069	$38,290	$607	$137,984

Gross margin	$27,613	$6,566	$16,728	$3	$50,910
Operating income (loss)	$12,894	$(1,054)	$2,342	$(1,375)	$12,807

Three months ended March 31, 2003
Revenues
Product	$46,255	$13,193	$5,432	$881	$65,761
Services	7,131	4,949	15,123	—	27,203

	$53,386	$18,142	$20,555	$881	$92,964

Gross margin	$11,004	$3,446	$10,221	$(19)	$24,652
Operating income (loss)	$3,404	$(16,341)	$(4,377)	$(810)	$(18,124)

Six months ended March 31, 2004
Revenues
Product	$107,237	$24,076	$18,245	$1,608	$151,166
Services	17,085	11,024	41,255	—	69,364

	$124,322	$35,100	$59,500	$1,608	$220,530

Gross margin	$42,283	$9,282	$29,284	$296	$81,155
Operating income (loss)	$13,295	$(5,359)	$1,143	$(1,862)	$7,217

Six months ended March 31, 2003
Revenues
Product	$76,370	$30,843	$12,061	$1,486	$120,760
Services	13,278	13,834	29,947	—	57,059

	$89,648	$44,677	$42,008	$1,486	$177,819

Gross margin	$17,860	$9,566	$21,554	$46	$49,026
Operating loss	$(13,919)	$(22,251)	$(9,704)	$(1,656)	$(47,530)

Assets
March 31, 2004	$192,441	$117,289	$36,494	$4,334	$350,558
September 30, 2003	$102,833	$102,773	$57,791	$3,822	$267,219

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2004 and 2003 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Segment operating income (loss)	$12,807	$(18,124)	$7,217	$(47,530)
Amortization of acquired intangible assets	939	941	1,882	2,988
Acquisition-related and restructuring charges	2,168	4,728	2,168	25,824

Total operating income (loss)	$9,700	$(23,793)	$3,167	$(76,342)

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2004 and September 30, 2003 is as follows (in thousands):

	March 31,	September 30,
	2004	2003
Segment assets	$350,558	$267,219
Goodwill	69,868	68,958
Intangible assets	8,710	10,592
Investments in marketable securities and cash equivalents	223,849	145,932

Total assets	$652,985	$492,701

Net revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
North America	$63,343	$44,475	$110,231	$90,482
Asia/Pacific	34,805	31,591	54,497	55,306
Europe	39,836	16,898	55,802	32,031

	$137,984	$92,964	$220,530	$177,819

The Company had one customer that accounted for more than 10% of revenues in the three months ended March 31, 2004. Revenues from that customer comprised 16.1% of revenues for the period. The Company had a separate customer that accounted for more than 10% of revenues in the six months ended March 31, 2004. Revenues from that customer comprised 12.8% of revenues for the period. The Company had no customers that accounted for more than 10% of revenues in either the three or six months ended March 31, 2003.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

8.	Restructuring and Acquisition-Related Liabilities

The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and original equipment manufactures, or “OEM’s”, that are, in turn, dependent on the current and anticipated market demand for semiconductors. Brooks’ revenues grew substantially in fiscal 2000 and the first half of fiscal 2001, due in large part to high levels of capital expenditures of semiconductor manufacturers. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry had experienced such a downturn during the past two years. The downturn affected revenues, gross margins and operating results. In response to this downturn, the Company implemented and continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The Company believes that the cost reduction programs implemented have aligned costs with revenues. In the event that the Company is unable to sustain this alignment, additional cost cutting programs may be required in the future.

Based on its continued efforts to align costs with revenues, the Company took additional restructuring actions in the three months ended March 31, 2004. Accordingly, $2.2 million of restructuring charges were recorded in the three months ended March 31, 2004, consisting of $1.6 million for workforce reductions of approximately 50 employees and $0.6 million related to excess facilities, of which $0.5 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to a facility abandoned in a previous restructuring and $0.1 million of which represents the termination of a data services contract for a previously abandoned facility.

In the three months ended March 31, 2003, the Company recorded a restructuring charge of $4.7 million, consisting of workforce reductions of $5.2 million and $0.7 million related to three facilities to be abandoned, offset by $1.1 million of excess accruals associated with headcount reduction plans previously announced and implemented, which were reversed during the period. In the six months ended March 31, 2003, the Company recorded restructuring and acquisition related charges totaling $25.8 million, consisting of $17.5 million related to workforce reductions, $1.3 million related to the consolidation of several of the our facilities, $6.1 million of capitalized costs related to cancelled systems and $2.0 million comprised of legal, relocation and consulting costs to integrate its PRI acquisition, offset by the $1.1 million of excess accruals reversed.

The activity for the three months ended March 31, 2004 and 2003, and December 31, 2003 and 2002, related to the Company’s restructuring accruals is summarized below (in thousands):

	Activity – Three Months Ended March 31, 2004
	Balance			Balance
	December 31,	Additional		March 31,
	2003	Expense	Utilization	2004
Facilities	$22,696	$597	$(2,260)	$21,033
Workforce-related	1,560	1,571	(992)	2,139

	$24,256	$2,168	$(3,252)	$23,172

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	Activity – Three Months Ended December 31, 2003
	Balance			Balance
	September 30,	Additional		December 31,
	2003	Expense	Utilization	2003
Facilities	$24,312	$—	$(1,616)	$22,696
Workforce-related	4,955	—	(3,395)	1,560

	$29,267	$—	$(5,011)	$24,256

	Activity – Three Months Ended March 31, 2003
	Balance				Balance
	December 31,	Additional			March 31,
	2002	Expense	Utilization	Reversals	2003
Facilities	$18,402	$716	$(2,494)	$—	$16,624
Workforce-related	16,503	5,160	(7,736)	(1,077)	12,850
Other	1,293	—	(159)	—	1,134

	$36,198	$5,876	$(10,389)	$(1,077)	$30,608

	Activity – Three Months Ended December 31, 2002
	Balance			Balance
	September 30,	Additional		December 31,
	2002	Expense	Utilization	2002
Facilities	$18,977	$640	$(1,215)	$18,402
Workforce-related	13,480	12,378	(9,355)	16,503
Other	1,329	—	(36)	1,293

	$33,786	$13,018	$(10,606)	$36,198

The Company expects the majority of the remaining severance costs of $2.1 million will be paid within six months. The expected remaining facilities costs, totaling $21.0 million, net of estimated sub-rental income, will be paid on a regular basis on leases that expire through September 2011.

9.	Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2004	2003
Accounts receivable	$108,085	$75,873
Less allowances	4,706	6,499

	$103,379	$69,374

Inventories
Raw materials and purchased parts	$38,176	$30,411
Work-in-process	20,658	15,546
Finished goods	21,613	7,255

	$80,447	$53,212

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and for retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty and retrofit liability would be required. Product warranty and retrofit activity for the three months ended December 31, 2002, March 31, 2003, December 31, 2003 and March 31, 2004, is as follows (in thousands):

Balance September 30, 2003	$11,809
Accruals for warranties during the period	723
Settlements made during the period	(590)

Balance December 31, 2003	11,942
Accruals for warranties during the period	547
Settlements made during the period	(1,214)

Balance March 31, 2004	$11,275

Balance September 30, 2002	$19,011
Accruals for warranties during the period	589
Settlements made during the period	(763)

Balance December 31, 2002	18,837
Accruals for warranties during the period	109
Settlements made during the period	(3,478)

Balance March 31, 2003	$15,468

10.	Contingencies

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

The Company was engaged in an arbitration proceeding in Israel. The proceeding arose out of a dispute between PRI (prior to its acquisition by Brooks) and an Israeli engineering services firm pertaining to an arrangement under which PRI engaged the services of approximately 12-14 workers in Israel in 1997. The Company was notified that a legal settlement had been concluded against it in the amount of $0.6 million, plus $0.1 million of applicable Israeli value added taxes. The Company recorded the expense in “other income/expense” in the quarter ended March 31, 2004, and the associated accrual is included in “accrued expenses and other current liabilities” at March 31, 2004. The Company anticipates making payment of the award during May 2004.

BROOKS AUTOMATION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Examples of these forward-looking statements include the current trend of increased customer demand for our products discussed below. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     In view of the market conditions we are currently facing, we are focusing our major efforts in the following areas:

•	Sustaining our ability to fulfill our customers’ requirements in light of recent increases in customer demand while at the same time maintaining expense control and limiting increases to our cost structure;

•	Improving our product quality and on time delivery in order to fulfill our customers’ requirements;

•	Obtaining necessary components and materials from our suppliers in required quantities and of required quality as demand for our products fluctuates;

•	Optimizing working capital;

•	Controlling and reducing costs;

•	Aligning costs and revenues to sustain profitable levels of operation, including positive operating cash flow;

•	Developing the products and services required for future success in the market;

•	Greater expansion into other industries such as flat panel display manufacturing;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically including India; and

•	Improving the efficiency of our internal information and business systems.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Three and Six Months Ended March 31, 2004, Compared to Three and Six Months Ended March 31, 2003

     Revenues

     We reported revenues of $138.0 million in the three months ended March 31, 2004, compared to $93.0 million in the same prior year period. Our revenues for the six months ended March 31, 2004 were $220.5 million, compared to $177.8 million in the same prior year period. Included in the March 31, 2004 period we recognized $17.3 million of revenue on a European software services contract which had been accounted for on the completed contract basis. We are currently experiencing an increase in the market demand for products to our OEM customer base as well as increased demand for our factory automation hardware products. The current trend of increased customer demand for our hardware products however may not be indicative of future results.

     Our equipment automation segment reported revenues of $78.0 million in the three months ended March 31, 2004, an increase of 46.1% from revenues of $53.4 million in the same prior year period. Equipment automation segment revenues for the six months ended March 31, 2004 were $124.3 million, an increase of $34.7 million from the comparable prior year period. The increases for both the three and six month periods are attributable to increased shipments to our OEM customer base as demand for products from these customers has increased due to a higher demand for semiconductor capital equipment. We continue to experience improved order volume for our equipment automation hardware products reflective of current industry trends of increased demand for semiconductor capital equipment. Our factory automation hardware segment reported revenues of $21.1 million in the three months ended March 31, 2004, an increase of 16.1% from revenues of $18.1 million in the same prior year period. Factory automation hardware segment revenues for the six months ended March 31, 2004 were $35.1 million, a decrease of $9.6 million from the comparable prior year period. The increase for the three month period ended March 31, 2004 over the same prior year period is primarily the result of a slight increase in demand from our factory automation hardware customers. The decrease for the six month period ended March 31, 2004 over the same prior year period is primarily attributable to the completion and acceptance by the customer of a major hardware project in the prior year period principally related to our automated material handling system business, offset by the above noted increase in demand in the current period. We continue to experience improved order volume for our factory automation hardware products reflective of current industry trends of increased demand for semiconductor capital equipment. Our factory automation software segment reported revenues of $38.3 million in the three months ended March 31, 2004, an increase of $17.7 million from revenues of $20.6 million in the same prior year period. We recognized $17.3 million of revenue on a European software services contract which had been accounted for on the completed contract basis in the current period. Factory automation software segment revenues for the six months ended March 31, 2004 were $59.5 million, an increase of 41.7% from the comparable prior year period. The increases for both the three and six month periods ended March 31, 2004 is attributable to the completion and acceptance by the customer of a major European software project as previously mentioned.

     Product revenues increased to $95.9 million in the three months ended March 31, 2004, compared to $65.8 million in the three months ended March 31, 2003. Product revenues in the six months ended March 31, 2004 were $151.2 million, an increase of $30.4 million from the $120.8 million in the prior year. The increase for both the three and six month periods is primarily attributable to increased OEM product shipments from our equipment automation segment.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     Services revenues for the three months ended March 31, 2004 were $42.1 million, an increase of $14.9 million from the three months ended March 31, 2003. Services revenues for the six months ended March 31, 2004 were $69.4 million, an increase of $12.3 million over the $57.1 million in the prior year period. The increase for both the three and six month periods is primarily attributable to the completion and acceptance by the customer of a major project for our factory automation software segment in the current year period offset by slightly lower services business volume.

     Foreign revenues were $74.7 million, or 54.1% of revenues, and $110.4 million, or 50.1% of revenues, in the three and six months ended March 31, 2004, respectively. Foreign revenues in the three and six months ended March 31, 2003 were $48.5 million, or 52.2% of revenues, and $87.4 million, or 49.1% of revenues, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

     Deferred revenues of $41.1 million at March 31, 2004 consisted of $7.9 million related to deferred maintenance contracts and $33.2 million related to revenues deferred for acceptance based and completed contract method arrangements. Deferred revenues of $33.7 million at September 30, 2003 consisted of $6.6 million related to deferred maintenance contracts and $27.1 million related to revenues deferred for acceptance based and completed contract method arrangements. Although a significant project was recognized in the three months ended March 31, 2004, additional acceptance based contract shipments offset any decline in deferred revenue balances. We expect our deferred revenue balance to decrease in the next six months with the anticipated completion and acceptance of certain significant projects.

     Gross Margin

     Gross margin increased to 36.9% for the three months ended March 31, 2004, compared to 26.5% for the same prior year period. Gross margin increased to 36.8% for the six months ended March 31, 2004, compared to 27.6% in the comparable prior year period. The increase for both the three and six month period is primarily attributable to our plant consolidation and other cost reduction measures as well as a more favorable mix of OEM products which traditionally have higher gross margins. This increase was offset slightly in the three month period by lower gross margins realized on the significant software project recognized upon completion and acceptance by the customer and by our contract automation systems revenues which has lower gross margins than our typical business. Our equipment automation segment’s gross margin increased to 35.4% and 34.0%, respectively, in the three and six months ended March 31, 2004, from 20.6% and 19.9%, respectively, in the three and six months ended March 31, 2003. The increase is primarily attributable to our plant consolidation and other cost reduction measures along with increased volumes resulting in more favorable absorption of fixed costs related to this segment offset by contract automation systems revenues which yield lower than normal gross margins. Gross margin for our factory automation hardware segment increased to 31.2% in the three months ended March 31, 2004 from 19.0% in the prior year period. The increase is primarily the result of an increase in the sales volume for our factory automation hardware products resulting in increased absorption of our fixed costs related to this segment. Gross margin for our factory automation hardware segment increased to 26.4% in the six months ended March 31, 2004 from 21.4% in the prior year comparable period. This increase is attributable primarily to the increased fixed cost absorption in the current year period offset by low margin projects which were completed in the prior year period. Our factory automation software segment’s gross margin for the three and six months ended March 31, 2004 decreased to 43.7% and 49.2%, respectively, compared to 49.7% and 51.3% in the same prior year periods. The change is primarily due to the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer offset by the impact our cost reduction measures.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     Gross margin on product revenues was 39.7% for the three months ended March 31, 2004, an increase from 24.2% in the same prior year period. Gross margin on product revenues was 37.2% for the six months ended March 31, 2004 compared to 26.7% in the comparable prior year period. The increase in gross margin for both the three and six month period is primarily attributable to the impact of our cost reduction measures and a more favorable mix of OEM products which have higher gross margins.

     Gross margin on service revenues was 30.4% for the three months ended March 31, 2004, a decrease from 32.2% for the three months ended March 31, 2003. Gross margin on service revenue was 35.9% for the six months ended March 31, 2004, an increase from 29.5% in the comparable prior year period. The decrease in the three months ended March 31, 2004 is primarily the result of lower gross margins realized on the factory automation software project partially offset by the positive impact of our cost reduction measures. The increase for the six months ended March 31, 2004 is primarily a result of a favorable business mix of increased license revenue in the first three months of the fiscal year and the positive impact of our cost reduction measures offset by the lower margin realized on the above mentioned project.

     Research and Development

     Research and development expenses for the three months ended March 31, 2004 were $16.6 million, a decrease of $3.1 million, compared to $19.8 million in the three months ended March 31, 2003. Research and development expenses for the six months ended March 31, 2004 were $32.7 million, a decrease of $6.7 million, compared to $39.4 million in the six months ended March 31, 2003. The decrease in spending for the three and six month periods ending March 31, 2004 is primarily the result of our cost reduction actions. Our plan is to continue to invest in research and development to enhance existing products and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries. These investments will be focused on those research and development projects that are most consistent with our business realignment.

     Selling, General and Administrative

     Selling, general and administrative expenses were $21.5 million for the three months ended March 31, 2004, a decrease of $1.6 million, compared to $23.0 million in the same prior year period. Included in the three months ended March 31, 2004 was the reversal of excess bad debt reserves of $1.2 million as collections of overdue receivables have improved offset by $1.5 million of additional accruals for variable cash compensation plans recorded. Selling, general and administrative expenses were $41.2 million for the six months ended March 31, 2004, a decrease of $15.9 million, compared to $57.1 million in the same prior year period. Selling, general and administrative expenses also decreased as a percentage of revenues in the three and six months ended March 31, 2004, to 15.6% and 18.7%, respectively, from 24.8% and 32.1%, respectively, in the comparable prior year periods. The decrease in these expenditures as a percentage of revenues for the three and six months ended March 31, 2004, is attributable to our cost containment and reduction initiatives, coupled with higher revenue levels against which these costs were measured. In addition, for the three and six months ended March 31, 2003, $0.1 million and $7.3 million, respectively, of accelerated depreciation associated with our restructuring plans for facilities consolidation and $0.7 million and $1.6 million, respectively, of other charges, primarily deferred compensation costs related to stock options granted to employees of acquired companies, were recorded to selling, general and administrative expenses. We expect that selling, general and administrative expense in subsequent periods will grow slightly from the current existing levels due to higher expenses for variable compensation plans that are put into place.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     Amortization of Acquired Intangible Assets

     Amortization expense for acquired intangible assets totaled $0.9 million and $1.9 million in the three and six months ended March 31, 2004, respectively, compared to $0.9 million and $3.0 million in the three and six months ended March 31, 2003, respectively. The reduction in amortization of acquired intangible assets in the six month period is primarily attributable to certain assets reaching the end of their useful lives

     Restructuring and Acquisition-related Charges

     Restructuring and acquisition-related charges decreased by $2.6 million in the three months ended March 31, 2004 compared to the same prior year period. In the three and six months ended March 31, 2004, we recorded restructuring charges of $2.2 million, consisting of $1.6 million related to workforce reductions and $0.6 million related to previously abandoned facilities. The workforce reduction charge related to our ongoing efforts to realign costs with revenues. In the three months ended March 31, 2003, we recorded a restructuring charge of $4.7 million, consisting of workforce reductions of $5.2 million and $0.7 million related to three facilities to be abandoned, offset by $1.1 million of excess accruals associated with headcount reduction plans previously announced and implemented, which were reversed during the period. In the six months ended March 31, 2003, we recorded restructuring and acquisition related charges totaling $25.8 million, consisting of $17.5 million related to workforce reductions, $1.3 million related to the consolidation of several of the our facilities, $6.1 million of capitalized costs related to cancelled systems and $2.0 million comprised of legal, relocation and consulting costs to integrate our PRI acquisition, offset by the $1.1 million of excess accruals reversed. We continue to evaluate measures in which to consolidate operations and reduce costs, which may result in charges in future periods.

     Interest Income and Expense

     Interest income increased by $0.2 million, to $1.3 million, in the three months ended March 31, 2004, compared to the same prior year period, primarily as a result of higher balances available for investment offset by lower interest rates. Interest income decreased by $0.6 million, to $2.2 million, in the six months ended March 31, 2004 compared to the same prior year period, primarily as a result of lower interest rates. Interest expense of $2.4 million and $4.7 million for the three and six months ended March 31, 2004, respectively, and $2.6 million and $5.2 million for the three and six months ended March 31, 2003, respectively, is primarily attributable to interest on our Convertible Subordinated Notes.

     Other (Income) Expense

     Other expense of $0.2 million in the three and six months ended March 31, 2004, primarily represents settlement of an arbitration proceeding in the current period of $0.7 million offset by realized gains on foreign currency transactions during the periods reported. Other expense of $3.3 million in the three months ended March 31, 2003 was primarily the result of the $3.0 million net loss realized on the sale of our investment in Shinsung common shares in March 2003. Other expense of $16.0 million in the six months ended March 31, 2003 was primarily the result of the loss above combined with the impairment of $11.5 million on our investment in Shinsung warrants which was recorded in the prior year period.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     Income Tax Provision

     We recorded an income tax provision of $1.8 million and $2.8 million in the three and six months ended March 31, 2004, respectively, compared to an income tax provision of $0.1 million and $4.9 million in the same prior year periods, respectively. The tax provision for all periods presented is attributable to foreign income and withholding taxes. We continue to provide a full valuation allowance for our deferred tax assets at March 31, 2004, as we believe it is more likely than not that future net tax benefits from accumulated net operating losses and deferred taxes will not be realized.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

     At March 31, 2004, we had cash, cash equivalents and marketable securities aggregating $309.8 million. This amount was comprised of $168.6 million of cash and cash equivalents, $31.2 million of investments in short-term marketable securities and $110.0 million of investments in long-term marketable securities.

     Cash and cash equivalents were $168.6 million at March 31, 2004, an increase of $43.6 million from September 30, 2003. This increase in cash and cash equivalents is primarily due to cash provided from the issuance of common stock and exercise of common stock options of $128.0 million, offset by cash used in operations of $15.4 million, capital expenditures of $2.7 million, and net purchases of marketable securities of $66.7 million.

     Cash used in operations was $15.4 million for the six months ended March 31, 2004, and is primarily attributable to increases in our receivables balances of $33.0 million caused by our increased revenue levels and increased inventory levels of $29.6 million caused by the current business ramp offset by increase accounts payable levels of $22.9 million. A significant portion of the inventory increase relates to inventory at customer sites pending acceptance. Utilization of cash for working capital was additionally offset by the improving financial results in the current quarter as we achieved profitability.

     Cash used in investing activities was $69.4 million for the six months ended March 31, 2004 and is principally comprised of net purchases of marketable securities aggregating $66.7 million and $2.7 million of capital additions.

     Cash provided by financing activities for the six months ended March 31, 2004, was comprised of $128.0 million of proceeds from our common stock offering and from the exercise of options to purchase our common stock offset by $63,000 for the payment of long-term debt. We expect to use the proceeds from the common stock offering for general corporate purposes.

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

     At March 31, 2004, we had approximately $0.5 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

     We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for at least the next twelve months. However, we used $15.4 million to fund our operations for the six months ended March 31, 2004, and the cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Recently Enacted Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation was effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

     In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on our financial position or results of operations.

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

     Our business is largely dependent on the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us since from the third quarter of fiscal 2001 until the quarter ended March 31, 2004. As a result of the downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. This reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Should there be another downturn of similar or even lesser proportions, we could well experience further operating losses.

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

     Primarily in response to reduced demand for our products, during the recent downturn in the semiconductor industry we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. Our restructuring activities may have harmed us because they may have resulted in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

The global nature of our business exposes us to multiple risks.

     For the quarter ended March 31, 2004, approximately 54% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Risks Relating to Our Customers

We face substantial competition which may lead to price pressure and otherwise adversely affect our sales.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Our stock price is volatile.

     The market price of our common stock has fluctuated widely. For example, between April 14, 2003 and September 8, 2003, the price of our common stock rose from approximately $7.80 to $27.68 per share and between January 28, 2004 and May 3, 2004, the price of our common stock dropped from $27.20 to $16.50. The market price of our common stock reached a recent low of approximately $7.59 on April 11, 2003. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

BROOKS AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Exposure

     At March 31, 2004, we had no variable interest rate debt, accordingly, a 10% change in the effective interest rate percentage would not materially affect the consolidated results of operations or financial position.

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

BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 5. Process for Security Holders to Submit Nominees for Election as a Director.

     As set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 27, 2004 (the “Proxy Statement”), and as is set forth on the Company’s website at www.brooks.com, stockholders may recommend nominees to become Directors of the Company. As described in the Proxy Statement, such nominations may be made by a stockholder’s submission of the name and qualifications of a nominee to the Company’s Nominating and Governance Committee, c/o Board of Directors, Brooks Automation, Inc at the Company’s principal offices, 15 Elizabeth Drive, Chelmsford, MA 01824. Such recommendations should be submitted as early as possible, but in any event no later than August 24, 2004 for the 2005 Annual Meeting of Stockholders. The evaluation process for candidates nominated by a stockholder is the same as for candidates from any other source. The criteria used by the Nominating and Governance Committee in evaluating candidates is set forth in the Committee’s charter, which appears on the Company’s website at the address noted above. The formal policy memorializing these procedures was adopted at the Committee’s February 25, 2004 meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are included herein:

Exhibit No.	Description
31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications

(b) The following reports on Form 8-K were furnished during the quarterly period ended March 31, 2004:

(1)	Current Report on Form 8-K, furnished on January 27,2004, relating to the Company’s press release announcing its financial results for the first quarter ended December 31, 2003.

(2)	Current Report on Form 8-K, furnished on January 27,2004, relating to the transcript of the Company’s conference call discussing its financial results for the first quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: May 13, 2004	/s/ ROBERT J. THERRIEN

Robert J. Therrien
Director and Chief Executive Officer
(Principal Executive Officer)

DATE: May 13, 2004	/s/ ROBERT W. WOODBURY, JR.

Robert W. Woodbury, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications