Form 10-Q
period 2004-06-30
BROOKS AUTOMATION INC
filed 2004-07-29
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 23, 2004:

Common stock, $0.01 par value	44,558,593 shares

BROOKS AUTOMATION, INC.

INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2004 (unaudited) and September 30, 2003	3
Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and 2003 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Process for Security Holders to Submit Nominees for Election as a Director	37
Item 6. Exhibits and Reports on Form 8-K	38
Signatures	39
Ex-2.16 Service and Logistics Agreement
Ex-10.01 Amended Employment Agreement, dated June 1, 2004
Ex-10.02 Amended and Restated Employment Agreement, dated June 1, 2004
Ex-31.01 Section 302 Certification of Chief Executive Officer
Ex-31.02 Section 302 Certification of Chief Financial Officer
Ex-32 Section 906 Certification of CEO & CFO

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$194,625	$124,999
Marketable securities	41,873	4,481
Accounts receivable, net	101,988	69,374
Inventories	77,536	53,212
Prepaid expenses and other current assets	13,357	17,946

Total current assets	429,379	270,012
Property, plant and equipment
Buildings and land	38,869	38,830
Computer equipment and software	62,215	60,721
Machinery and equipment	27,585	27,303
Furniture and fixtures	14,649	15,983
Leasehold improvements	25,783	25,982
Construction in progress	2,400	938

	171,501	169,757
Less: Accumulated depreciation and amortization	(113,320)	(104,932)

	58,181	64,825
Long-term marketable securities	84,887	69,108
Goodwill	69,444	68,958
Intangible assets, net	7,819	10,592
Other assets	8,731	9,206

Total assets	$658,441	$492,701

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$10	$98
Accounts payable	43,042	26,770
Deferred revenue	38,740	33,686
Accrued warranty and retrofit costs	11,347	11,809
Accrued compensation and benefits	24,120	14,808
Accrued retirement benefit	9,899	9,899
Accrued restructuring costs	6,058	10,908
Accrued income taxes payable	13,829	10,165
Accrued expenses and other current liabilities	15,727	16,714

Total current liabilities	162,772	134,857
Long-term debt	175,017	175,025
Accrued long-term restructuring	14,654	18,359
Other long-term liabilities	1,568	1,467

Total liabilities	354,011	329,708

Contingencies (Note 10)
Minority interests	891	707

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,557,593 and 37,266,181 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	446	373
Additional paid-in capital	1,231,945	1,102,215
Deferred compensation	(35)	(1,014)
Accumulated other comprehensive income	12,626	11,846
Accumulated deficit	(941,443)	(951,134)

Total stockholders’ equity	303,539	162,286

Total liabilities, minority interests and stockholders’ equity	$658,441	$492,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)
	(In thousands, except per share data)
Revenues
Product	$124,499	$53,840	$275,665	$174,600
Services	30,735	30,205	100,099	87,264

Total revenues	155,234	84,045	375,764	261,864

Cost of revenues
Product	81,253	42,337	176,162	130,885
Services	16,120	14,114	60,586	54,359

Total cost of revenues	97,373	56,451	236,748	185,244

Gross profit	57,861	27,594	139,016	76,620

Operating expenses
Research and development	16,832	18,103	49,534	57,531
Selling, general and administrative	22,804	21,697	64,040	78,825
Amortization of acquired intangible assets	890	940	2,772	3,928
Restructuring and acquisition-related charges	884	20,742	3,052	46,566

Total operating expenses	41,410	61,482	119,398	186,850

Income (loss) from operations	16,451	(33,888)	19,618	(110,230)
Interest income	1,229	837	3,455	3,683
Interest expense	2,367	2,595	7,109	7,790
Other expense, net	339	754	536	16,789

Income (loss) before income taxes and minority interests	14,974	(36,400)	15,428	(131,126)
Income tax provision	2,711	16	5,553	4,884

Income (loss) before minority interests	12,263	(36,416)	9,875	(136,010)
Minority interests in income (loss) of consolidated subsidiaries	(65)	18	184	211

Net income (loss)	$12,328	$(36,434)	$9,691	$(136,221)

Earnings (loss) per share
Basic	$0.28	$(0.99)	$0.23	$(3.72)
Diluted	$0.27	$(0.99)	$0.23	$(3.72)
Shares used in computing earnings (loss) per share
Basic	44,562	36,873	42,458	36,638
Diluted	44,983	36,873	43,011	36,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2004	2003
	(unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$9,691	$(136,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,004	26,558
Compensation expense related to common stock	1,751	7,364
Charges for excess and obsolete inventories	4,361	6,291
Impairment of assets	—	6,061
Impairment of Shinsung	—	14,568
Amortization of debt discount and issuance costs	629	629
Minority interests	184	211
Loss on disposal of long-lived assets	379	3,967
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(31,771)	21,428
Inventories	(27,855)	14,493
Prepaid expenses and other assets	4,667	1,769
Accounts payable	15,957	(8,211)
Deferred revenue	4,057	12,386
Accrued warranty and retrofit costs	130	(5,217)
Accrued compensation and benefits	9,130	(1,800)
Accrued acquisition-related and restructuring costs	(8,570)	2,878
Accrued expenses and other current liabilities	2,461	(2,192)

Net cash used in operating activities	(1,795)	(35,038)

Cash flows from investing activities
Purchases of fixed assets	(3,823)	(12,242)
Acquisition of businesses, net of cash acquired	—	147
Proceeds from sale of business line	—	550
Purchases of marketable securities	(182,400)	(44,032)
Sale/maturity of marketable securities	128,717	92,539
Proceeds from sale of long-lived assets	—	8,329

Net cash provided by (used in) investing activities	(57,506)	45,291

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(96)	(80)
Issuance of long-term debt	—	153
Proceeds from issuance of common stock, net of issuance costs	128,621	3,518

Net cash provided by financing activities	128,525	3,591

Effects of exchange rate changes on cash and cash equivalents	402	(1,428)

Net increase in cash and cash equivalents	69,626	12,416
Cash and cash equivalents, beginning of period	124,999	125,297

Cash and cash equivalents, end of period	$194,625	$137,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

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

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation was effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company’s financial position or results of operations.

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

2.	Goodwill and Intangible Assets

      Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2004			September 30, 2003
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Patents	$7,179	$6,814	$365	$7,179	$6,743	$436
Acquired technology	30,385	26,178	4,207	30,385	24,214	6,171
License agreements	305	305	—	305	305	—
Trademarks and trade names	2,532	2,132	400	2,532	1,949	583
Non-competition agreements	1,726	1,665	61	1,726	1,545	181
Customer relationships	6,517	3,731	2,786	6,517	3,296	3,221

	$48,644	$40,825	$7,819	$48,644	$38,052	$10,592

      The Company recorded amortization expense for its amortizable intangible assets of $0.9 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively, and $2.8 million and $3.9 million for the nine months ended June 30, 2004 and 2003, respectively. Amortization expense related to intangible assets as of June 30, 2004, is estimated as follows (in thousands):

Year ending September 30,
2004	$3,662
2005	$3,100
2006	$1,798
2007	$770
2008	$659
Thereafter	$602

      The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total
Balance at September 30, 2003	$25,419	$—	$36,954	$6,585	$68,958
Adjustments to goodwill:
Purchase accounting adjustments	(400)	—	(25)	836	411
Foreign currency translation	1	—	74	—	75

Balance at June 30, 2004	$25,020	$—	$37,003	$7,421	$69,444

      The Company issued 37,301 additional shares of its common stock as contingent consideration related to the Intelligent Automation Systems (“IAS”) acquisition in fiscal 2002 during the second quarter of fiscal 2004. IAS is included in the Specialty Equipment and Life Sciences division. The fair value of the common stock issued was calculated based upon the closing price of the Company’s common stock on the date of issuance.

      The Company cancelled 33,232 previously issued shares of its common stock related to PRI Canadian exchangeable shares for the PRI Automation, Inc. acquisition in fiscal 2002 during the third quarter of fiscal 2004. The fair value of the common stock issued was calculated based upon the closing price of the Company’s common stock on the date of issuance.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

3.	Earnings (Loss) per Share

      Below is a reconciliation of net income (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$12,328	$(36,434)	$9,691	$(136,221)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	44,562	36,873	42,458	36,638
Dilutive common stock options	421	—	553	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	44,983	36,873	43,011	36,638

Basic earnings (loss) per share	$0.28	$(0.99)	$0.23	$(3.72)

Diluted earnings (loss) per share	$0.27	$(0.99)	$0.23	$(3.72)

      Certain options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock totaling approximately 7.4 million shares of common stock and 7.6 million shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended June 30, 2004, respectively, as their effect would be anti-dilutive. Certain options to purchase common stock and assumed conversions of the 4.75% Convertible Subordinated Notes due in 2008 into common stock totaling approximately 8.3 million shares of common stock and 10.0 million shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended June 30, 2003, respectively, as their effect would be anti-dilutive. These options and conversions could however become dilutive in future periods.

4.	Comprehensive Income (Loss)

      Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment, the unrealized loss on the Company’s marketable securities and the unrealized gain on the Company’s investment in shares of the common stock of Shinsung (“Shinsung”). The Company’s investment in Shinsung common shares was sold in March 2003. The calculation of the Company’s comprehensive income (loss) for the three and nine months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$12,328	$(36,434)	$9,691	$(136,221)
Change in cumulative translation adjustment	(97)	6,676	1,475	10,002
Unrealized loss on marketable securities	(1,499)	—	(695)	—
Unrealized gain on investment in Shinsung common shares	—	—	—	9,279

	$10,732	$(29,758)	$10,471	$(116,940)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

5.	Common Stock Offering

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

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”). The following pro forma information regarding net income (loss) has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under FAS 123. The fair value of each option grant was estimated on the date of grant, and the fair value of each employee stock purchase was estimated on the commencement date of each offering period, each using the Black-Scholes option-pricing model.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$12,328	$(36,434)	$9,691	$(136,221)
Add stock-based employee compensation expense included in reported net income (loss), net of related taxes	11	3,890	979	11,261
Deduct pro forma stock-based compensation expense, net of related taxes	(7,497)	(3,552)	(24,395)	(20,371)

Pro forma net income (loss)	$4,842	$(36,096)	$(13,725)	$(145,331)

Earnings (loss) per share
Basic, as reported	$0.28	$(0.99)	$0.23	$(3.72)
Diluted, as reported	$0.27	$(0.99)	$0.23	$(3.72)
Basic, pro forma	$0.11	$(0.98)	$(0.32)	$(3.97)
Diluted, pro forma	$0.11	$(0.98)	$(0.32)	$(3.97)

      Additional option grants are expected to be made subsequent to June 30, 2004, accordingly the results of applying the fair value method may have a materially different effect on pro forma net income (loss) in future periods.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

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

      The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill and acquisition-related and restructuring charges, are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude intangible assets, goodwill, and the Company’s investments in cash equivalents and marketable securities.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total
Three months ended June 30, 2004
Revenues
Product	$85,216	$28,213	$9,623	$1,447	$124,499
Services	10,814	5,173	14,748	—	30,735

	$96,030	$33,386	$24,371	$1,447	$155,234

Gross margin	$32,452	$8,388	$16,435	$586	$57,861
Operating income (loss)	$16,556	$472	$1,342	$(145)	$18,225
Three months ended June 30, 2003
Revenues
Product	$30,108	$16,266	$6,097	$1,369	$53,840
Services	8,736	5,199	16,270	—	30,205

	$38,844	$21,465	$22,367	$1,369	$84,045

Gross margin	$9,395	$2,955	$14,898	$346	$27,594
Operating loss	$(4,805)	$(2,385)	$(4,687)	$(329)	$(12,206)
Nine months ended June 30, 2004
Revenues
Product	$192,453	$52,289	$27,868	$3,055	$275,665
Services	27,899	16,197	56,003	—	100,099

	$220,352	$68,486	$83,871	$3,055	$375,764

Gross margin	$74,735	$17,670	$45,729	$882	$139,016
Operating income (loss)	$26,938	$(1,974)	$2,485	$(2,007)	$25,442
Nine months ended June 30, 2003
Revenues
Product	$106,478	$47,109	$18,158	$2,855	$174,600
Services	22,014	19,033	46,217	—	87,264

	$128,492	$66,142	$64,375	$2,855	$261,864

Gross margin	$27,255	$12,521	$36,452	$392	$76,620
Operating loss	$(18,724)	$(24,636)	$(14,391)	$(1,985)	$(59,736)
Assets
June 30, 2004	$203,050	$110,171	$40,388	$4,334	$357,943
September 30, 2003	$102,833	$102,773	$57,791	$3,822	$267,219

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

      A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2004 and 2003 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Segment operating income (loss)	$18,225	$(12,206)	$25,442	$(59,736)
Amortization of acquired intangible assets	890	940	2,772	3,928
Acquisition-related and restructuring charges	884	20,742	3,052	46,566

Total operating income (loss)	$16,451	$(33,888)	$19,618	$(110,230)

      A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2004 and September 30, 2003 is as follows (in thousands):

	June 30,	September 30,
	2004	2003
Segment assets	$357,943	$267,219
Goodwill	69,444	68,958
Intangible assets	7,819	10,592
Investments in marketable securities and cash equivalents	223,235	145,932

Total assets	$658,441	$492,701

      Net revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
North America	$86,950	$38,435	$197,181	$128,915
Asia/Pacific	38,135	28,090	92,632	83,397
Europe	30,149	17,520	85,951	49,552

	$155,234	$84,045	$375,764	$261,864

      The Company had no customer that accounted for more than 10% of revenues in the three or nine months ended June 30, 2004 and 2003.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

8.	Restructuring and Acquisition-Related Liabilities

      The Company’s business is significantly dependent on capital expenditures by semiconductor manufacturers and original equipment manufactures, or “OEM’s”, that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry had experienced such a downturn that extended from 2001 well into 2003. The downturn affected revenues, gross margins and operating results. In response to this downturn, the Company implemented cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. These cost management initiatives included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The Company believes that the cost reduction programs implemented have aligned costs with revenues. In the event that the Company is unable to sustain this alignment, additional cost cutting programs may be required in the future. The Company routinely assesses the risk and liability related to leased facilities abandoned in previous restructuring charges.

      Based on its continued efforts to align costs with revenues, the Company took additional restructuring actions in the three months ended June 30, 2004. Accordingly, $0.9 million of restructuring charges were recorded in the three months ended June 30, 2004, consisting of $0.5 million for workforce reductions of approximately 10 employees and $0.4 million related to excess facilities, of which $0.3 million relates to leaseholds and communications equipment abandoned in a facility relocation and $0.1 million of which represents the final exit costs for a previously abandoned facility. In the nine months ended June 30, 2004, the Company recorded restructuring charges of $3.1 million, consisting of $2.0 million related to workforce reductions and $1.1 million related to previously abandoned facilities.

      In the three months ended June 30, 2003, the Company recorded restructuring and acquisition related charges of $20.7 million, consisting of workforce reductions of $6.9 million, $10.1 million related to certain lease obligations related to facilities abandoned in a previous restructuring and $3.7 million loss and associated legal costs on the disposition of the Brooks Switzerland subsidiary. In the nine months ended June 30, 2003, the Company recorded restructuring and acquisition related charges totaling $46.6 million, consisting of $24.5 million related to workforce reductions, $11.4 million related to the consolidation of several of the our facilities, $6.1 million of capitalized costs related to cancelled systems, $2.0 million comprised of legal, relocation and consulting costs to integrate its PRI acquisition and $3.7 million relates to the loss and associated legal costs on the disposition of the Brooks Switzerland subsidiary, offset by $1.1 million of excess accruals reversed.

      The activity for the three and nine months ended June 30, 2004 and 2003 related to the Company’s restructuring accruals is summarized below (in thousands):

	Activity – Three Months Ended June 30, 2004
	Balance			Balance
	March 31,	Additional		June 30,
	2004	Expense	Utilization	2004
Facilities	$21,033	$422	$(2,275)	$19,180
Workforce-related	2,139	436	(1,043)	1,532

	$23,172	$858	$(3,318)	$20,712

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

	Activity – Three Months Ended June 30, 2003
	Balance			Balance
	March 31,	Additional		June 30,
	2003	Expense	Utilization	2003
Facilities	$16,624	$10,054	$(2,256)	$24,422
Workforce-related	12,850	6,905	(8,729)	11,026
Other	1,134	—	—	1,134

	$30,608	$16,959	$(10,985)	$36,582

	Activity – Nine Months Ended June 30, 2004
	Balance			Balance
	September 30,	Additional		June 30,
	2003	Expense	Utilization	2004
Facilities	$24,312	$1,019	$(6,151)	$19,180
Workforce-related	4,955	2,007	(5,430)	1,532

	$29,267	$3,026	$(11,581)	$20,712

	Activity – Nine Months Ended June 30, 2003
	Balance				Balance
	September 30,	Additional			June 30,
	2002	Expense	Utilization	Reversals	2003
Facilities	$18,977	$11,410	$(5,965)	$—	$24,422
Workforce-related	13,480	24,443	(25,820)	(1,077)	11,026
Other	1,329	—	(195)	—	1,134

	$33,786	$35,853	$(31,980)	$(1,077)	$36,582

      The Company expects the majority of the remaining severance costs of $1.5 million will be paid within six months. The expected remaining facilities costs, totaling $19.2 million, net of estimated sub-rental income, will be paid on a regular basis on leases that expire through September 2011.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

9.	Other Balance Sheet Information

      Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2004	2003
Accounts receivable	$105,792	$75,873
Less allowances	3,804	6,499

	$101,988	$69,374

Inventories
Raw materials and purchased parts	$43,747	$30,411
Work-in-process	22,098	15,546
Finished goods	11,691	7,255

	$77,536	$53,212

      The Company provides for the estimated cost of product warranties at the time product revenue is recognized and for retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty and retrofit liability would be required. Product warranty and retrofit activity for the three and nine months ended June 30, 2004 and 2003 is as follows (in thousands):

Activity – Three Months Ended June 30, 2004
Balance			Balance
March 31,			June 30,
2004	Accruals	Settlements	2004
$11,275	$1,323	$(1,251)	$11,347

Activity – Three Months Ended June 30, 2003
Balance			Balance
March 31,			June 30,
2003	Accruals	Settlements	2003
$15,468	$719	$(2,782)	$13,405

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

Activity – Nine Months Ended June 30, 2004
Balance			Balance
September 30,			June 30,
2003	Accruals	Settlements	2004
$11,809	$2,593	$(3,055)	$11,347

Activity – Nine Months Ended June 30, 2003
Balance			Balance
September 30,			June 30,
2002	Accruals	Settlements	2003
$19,011	$1,417	$(7,023)	$13,405

10.	Contingencies

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

Overview

      We are a leading supplier of automation products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make process equipment for semiconductor manufacturing. Our offerings range from hardware and software modules to fully integrated systems and services. Although our core business addresses the increasingly complex automation requirements of the global semiconductor industry, we are also focused on providing automation solutions for a number of related industries, including flat panel display manufacturing, data storage, aerospace and defense, automotive, and medical devices.

      We operate in three major segments: equipment automation, factory automation hardware and factory automation software. Equipment or tool automation consists of hardware and software used on or within process tools to move individual wafers in and out of a tool. Factory automation hardware consists of equipment used inside the fab, but external to a process tool, to automate the handling of batches of wafers or other material throughout the production floor, as well as specialized tools for automatically sorting, storing and inspecting material. Factory automation software is used within a factory in computer integrated manufacturing for controlling and managing production and resources in a fab. We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. In May 2004, we entered into and announced a subcontracting agreement pursuant to which some on-site support services and spare parts management for previously installed factory automation hardware products is provided by a third party.

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

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

      In view of the current market conditions we are currently facing and the cyclical nature of the semiconductor capital equipment industry, we are focusing our major efforts in the following areas:

•	Sustaining our ability to fulfill our customers’ requirements in light of increases during this fiscal year in customer demand while at the same time maintaining expense control and limiting increases to our cost structure;

•	Improving our product quality and on time delivery in order to fulfill our customers’ requirements;

•	Obtaining necessary components and materials from our suppliers in required quantities and of required quality as demand for our products fluctuates;

•	Implementing flexible procurement and manufacturing processes designed to help to sustain profitability in then event of reductions in demand;

•	Optimizing working capital;

•	Controlling and managing costs;

•	Aligning costs and revenues to sustain profitable levels of operation, including positive operating cash flow;

•	Developing the products and services required for future success in the market;

•	Greater expansion into other industries such as flat panel display manufacturing, aerospace and defense, automotive, and medical devices;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically including India;

•	Examing how best to improve customer sales and our support structure in Japan;

•	Evaluating our strategic direction and value of non-core products; and

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Three and Nine Months Ended June 30, 2004, Compared to Three and Nine Months Ended June 30, 2003

      Revenues

      We reported revenues of $155.2 million in the three months ended June 30, 2004, compared to $84.0 million in the same prior year period. Our revenues for the nine months ended June 30, 2004 were $375.8 million, compared to $261.9 million in the same prior year period. These increases are consistent and reflective of current industry trends of increased demand for semiconductor capital equipment. The current trend of increased customer demand for our hardware products however may not be indicative of future results.

      Our equipment automation segment reported revenues of $96.0 million in the three months ended June 30, 2004, an increase of 147.2% from revenues of $38.8 million in the same prior year period. Equipment automation segment revenues for the nine months ended June 30, 2004 were $220.4 million, an increase of $91.9 million from the comparable prior year period. The increases for both the three and nine month periods are attributable to increased shipments to our OEM customer base as demand for products from these customers has increased due to a higher demand for semiconductor capital equipment. We experienced improved order volume for our equipment automation hardware products reflective of current industry trends of increased demand for semiconductor capital equipment. We expect near term revenues for our equipment automation segment to remain essentially flat with current levels. Our factory automation hardware segment reported revenues of $33.4 million in the three months ended June 30, 2004, an increase of 55.5% from revenues of $21.5 million in the same prior year period. Factory automation hardware segment revenues for the nine months ended June 30, 2004 were $68.5 million, an increase of $2.3 million from the comparable prior year period. The increase for the three month period ended June 30, 2004 over the same prior year period is primarily the result of completion and recognition of revenue from ongoing factory automation hardware projects engaged over the last twelve months. The slight increase for the nine month period ended June 30, 2004 over the same prior year period is primarily attributable to an increase in demand in the current period. We experienced improved order volume for our factory automation hardware products reflective of current industry trends of increased demand for semiconductor capital equipment. Our factory automation software segment reported revenues of $24.4 million in the three months ended June 30, 2004, an increase of $2.0 million from revenues of $22.4 million in the same prior year period. We expect factory automation software revenues to remain essentially flat in the near term compared to the current quarter’s revenue levels. Factory automation software segment revenues for the nine months ended June 30, 2004 were $83.9 million, an increase of 30.3% from the comparable prior year period. The increases for the nine month period ended June 30, 2004 is attributable to the completion and acceptance by the customer of a major European software project for approximately $17.3 million in the second quarter of fiscal 2004.

      Product revenues increased to $124.5 million in the three months ended June 30, 2004, compared to $53.8 million in the three months ended June 30, 2003. Product revenues in the nine months ended June 30, 2004 were $275.7 million, an increase of $101.1 million from the $174.6 million in the prior year. The increase for both the three and nine month periods is primarily attributable to increased OEM product shipments from our equipment automation segment.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

      Services revenues for the three months ended June 30, 2004 were $30.7 million, a slight increase from the three months ended June 30, 2003. Services revenues for the nine months ended June 30, 2004 were $100.1 million, an increase of $12.8 million over the $87.3 million in the prior year period. The increase for the nine month period is primarily attributable to the completion and acceptance by the customer of a major project for our factory automation software segment in the second quarter of the current year period offset by slightly lower services business volume.

      Foreign revenues were $68.4 million, or 44.1% of revenues, and $178.8 million, or 47.6% of revenues, in the three and nine months ended June 30, 2004, respectively. Foreign revenues in the three and nine months ended June 30, 2003 were $45.6 million, or 54.3% of revenues, and $133.0 million, or 50.8% of revenues, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. Our increased revenue volume from the equipment automation segment is predominantly to United States based equipment suppliers.

      Deferred revenues of $38.7 million at June 30, 2004 consisted of $8.8 million related to deferred maintenance contracts and $29.9 million related to revenues deferred for acceptance based and completed contract method arrangements. Deferred revenues of $33.7 million at September 30, 2003 consisted of $6.6 million related to deferred maintenance contracts and $27.1 million related to revenues deferred for acceptance based and completed contract method arrangements. We expect our deferred revenue balance to decrease in the next six months with the anticipated completion and acceptance of certain significant projects.

      Gross Margin

      Gross margin increased to 37.3% for the three months ended June 30, 2004, compared to 32.8% for the same prior year period. Gross margin increased to 37.0% for the nine months ended June 30, 2004, compared to 29.3% in the comparable prior year period. The increase for both the three and nine month periods is primarily attributable to our plant consolidation and other cost reduction measures as well as a more favorable mix of OEM products which traditionally have higher gross margins. This increase was offset slightly by our contract automation systems revenue, which has lower gross margins than our typical business. Our gross margin increased sequentially to 37.3% from 36.9% in the second fiscal quarter of 2004. Our equipment automation segment’s gross margin increased to 33.8% and 33.9%, respectively, in the three and nine months ended June 30, 2004, from 24.2% and 21.2%, respectively, in the three and nine months ended June 30, 2003. The increase is primarily attributable to our plant consolidation and other cost reduction measures along with increased volumes resulting in more favorable absorption of fixed costs related to this segment offset by contract automation systems revenues which have lower gross margins. Gross margin for our factory automation hardware segment increased to 25.1% in the three months ended June 30, 2004 from 13.8% in the prior year period. The increase is primarily the result of an increase in the sales volume for our factory automation hardware products resulting in increased absorption of our fixed costs related to this segment. Gross margin for our factory automation hardware segment increased to 25.8% in the nine months ended June 30, 2004 from 18.9% in the prior year comparable period. This increase is attributable primarily to the increased fixed cost absorption in the current year period as well as the absence of the impact of low margin projects, which were completed in the prior year period. Our factory automation software segment’s gross margin for the three months ended June 30, 2004 increased slightly to 67.4% compared to 66.6% in the same prior year period. The increase is primarily the result of additional product mix of license revenues, which yield higher gross margins in the current year period. Gross margin for our factory automation software segment decreased to 54.5% in the nine months ended June 30, 2004 from 56.6% in the prior year comparable period. The change is primarily due to the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004 offset by the impact our cost reduction measures.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

      Gross margin on product revenues was 34.7% for the three months ended June 30, 2004, an increase from 21.4% in the same prior year period. Gross margin on product revenues was 36.1% for the nine months ended June 30, 2004 compared to 25.0% in the comparable prior year period. The increase in gross margin for both the three and nine month periods is primarily attributable to the impact of our cost reduction measures and a more favorable mix of OEM products which have higher gross margins.

      Gross margin on service revenues was 47.6% for the three months ended June 30, 2004, a decrease from 53.3% for the three months ended June 30, 2003. Gross margin on service revenue was 39.5% for the nine months ended June 30, 2004, an increase from 37.7% in the comparable prior year period. The decrease in the three months ended June 30, 2004 is primarily the result of lower gross margins realized as a result of the service revenues mix partially offset by the positive impact of our cost reduction measures. The increase for the nine months ended June 30, 2004 is primarily a result of the positive impact of our cost reduction measures offset by the lower margin realized on the above mentioned factory automation software project.

      Research and Development

      Research and development expenses for the three months ended June 30, 2004 were $16.8 million, a decrease of $1.3 million, compared to $18.1 million in the three months ended June 30, 2003. Research and development expenses for the nine months ended June 30, 2004 were $49.5 million, a decrease of $8.0 million, compared to $57.5 million in the nine months ended June 30, 2003. The decrease in spending for the three and nine month periods ending June 30, 2004 is primarily the result of our cost reduction actions. We plan to continue to invest in research and development to enhance existing products and develop new tool and factory hardware and software automation solutions for the semiconductor, data storage and flat panel display manufacturing industries. We expect to focus our efforts on those research and development projects that are most consistent with our business realignment.

      Selling, General and Administrative

      Selling, general and administrative expenses were $22.8 million for the three months ended June 30, 2004, an increase of $1.1 million, compared to $21.7 million in the same prior year period. Included in the three months ended June 30, 2004 was $2.6 million of additional charges for variable cash compensation plans offset by the reversal of excess bad debt reserves of $0.5 million as collections of overdue receivables have improved . Selling, general and administrative expenses were $64.0 million for the nine months ended June 30, 2004, a decrease of $14.8 million, compared to $78.8 million in the same prior year period. Selling, general and administrative expenses also decreased as a percentage of revenues in the three and nine months ended June 30, 2004, to 14.7% and 17.0%, respectively, from 25.8% and 30.1%, respectively, in the comparable prior year periods. The decrease in these expenditures as a percentage of revenues for the three and nine months ended June 30, 2004, is attributable to our cost containment and reduction initiatives, coupled with higher revenue levels against which these costs were measured. In addition, for the nine months ended June 30, 2003 $7.3 million of accelerated depreciation associated with our restructuring plans for facilities consolidation and $3.4 million of other charges, primarily deferred compensation costs related to stock options granted to employees of acquired companies, were recorded to selling, general and administrative expenses. We expect that selling, general and administrative expense in subsequent periods will grow slightly from the current existing levels due to higher expenses for cash variable compensation plans that we have established.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

      Amortization of Acquired Intangible Assets

      Amortization expense for acquired intangible assets totaled $0.9 million and $2.8 million in the three and nine months ended June 30, 2004, respectively, compared to $0.9 million and $3.9 million in the three and nine months ended June 30, 2003, respectively. The reduction in amortization of acquired intangible assets in the nine month period is primarily attributable to certain assets reaching the end of their useful lives as well as the impairment charge recorded against intangible assets which reduced the carrying value and on-going amortization.

      Restructuring and Acquisition-related Charges

      Restructuring and acquisition-related charges decreased by $19.9 million in the three months ended June 30, 2004 compared to the same prior year period. In the three months ended June 30, 2004, we recorded restructuring charges of $0.9 million, consisting of $0.5 million related to workforce reductions and $0.4 million related to previously abandoned facilities. In the nine months ended June 30, 2004, we recorded restructuring charges of $3.1 million, consisting of $2.0 million related to workforce reductions and $1.1 million related to previously abandoned facilities. The workforce reduction charge related to our ongoing efforts to realign costs with revenues. In the three months ended June 30, 2003, we recorded restructuring and acquisition related charges of $20.7 million, consisting of workforce reductions of $6.9 million, $10.1 million related to certain lease obligations related to facilities abandoned in a previous restructuring, and $3.7 million for the loss and associated legal costs on the disposition of the Brooks Switzerland subsidiary. In the nine months ended June 30, 2003, we recorded restructuring and acquisition related charges totaling $46.6 million, consisting of $24.5 million related to workforce reductions, $11.4 million related to the consolidation of several of the our facilities, $6.1 million of capitalized costs related to cancelled systems, $2.0 million comprised of legal, relocation and consulting costs to integrate our PRI acquisition and $3.7 million for the loss and associated legal costs on the disposition of the Brooks Switzerland subsidiary, offset by the $1.1 million of excess accruals reversed. We continue to evaluate measures in which to consolidate operations and reduce costs, which may result in charges in future periods. We routinely assess the risk and liability related to leased facilities abandoned in previous restructuring charges.

      Interest Income and Expense

      Interest income increased by $0.4 million, to $1.2 million, in the three months ended June 30, 2004, compared to the same prior year period, primarily as a result of higher balances available for investment offset by lower interest rates. Interest income decreased slightly by $0.2 million, to $3.5 million, in the nine months ended June 30, 2004 compared to the same prior year period, primarily as a result of lower interest rates. Interest expense of $2.4 million and $7.1 million for the three and nine months ended June 30, 2004, respectively, and $2.6 million and $7.8 million for the three and nine months ended June 30, 2003, respectively, is primarily attributable to interest on our Convertible Subordinated Notes.

      Other (Income) Expense

      Other expense of $0.3 million in the three months ended June 30, 2004 primarily represents realized losses on foreign currency transactions during the period. Other expense of $0.5 million in the nine months ended June 30, 2004 primarily represents settlement of an arbitration proceeding in Israel of $0.7 million offset by realized gains on foreign currency transactions during the periods reported. Other expense of $0.8 million in the three months ended June 30, 2003 was primarily the result of realized loses on foreign currency transactions during the period. Other expense of $16.8 million in the nine months ended June 30, 2003 was primarily the result the $3.0 million net loss realized on the sale of our investment in Shinsung common shares in March 2003, the impairment of $11.5 million on our investment in Shinsung warrants, and $2.3 million of realized loses on foreign currency transactions during the periods reported.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

      Income Tax Provision

      We recorded an income tax provision of $2.7 million and $5.6 million in the three and nine months ended June 30, 2004, respectively, compared to an income tax provision of $16,000 and $4.9 million in the same prior year periods, respectively. The tax provision for all periods presented is attributable to foreign income and withholding taxes. We continue to provide a full valuation allowance for our deferred tax assets at June 30, 2004, as we believe it is more likely than not that future net tax benefits from accumulated net operating losses and deferred taxes will not be realized.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

      Liquidity and Capital Resources

      At June 30, 2004, we had cash, cash equivalents and marketable securities aggregating $321.4 million. This amount was comprised of $194.6 million of cash and cash equivalents, $41.9 million of investments in short-term marketable securities and $84.9 million of investments in long-term marketable securities. This compares to $198.6 million of cash, cash equivalents and marketable securities at September 30, 2003, an increase of $122.8 million. The increase in cash is principally due to the proceeds of $124.3 million from our common stock offering.

      Cash and cash equivalents were $194.6 million at June 30, 2004, an increase of $69.6 million from September 30, 2003. This increase in cash and cash equivalents is primarily due to cash provided from the issuance of common stock and exercise of common stock options of $128.6 million, offset by cash used in operations of $1.8 million, capital expenditures of $3.8 million, and net purchases of marketable securities of $53.7 million.

      Cash used in operations was $1.8 million for the nine months ended June 30, 2004, and is primarily attributable to increases in our receivables balances of $31.8 million caused by our increased revenue levels and increased inventory levels of $27.9 million caused by the current business ramp offset by increased accounts payable levels of $16.0 million, non-cash depreciation and amortization of $13.0 million and positive operating results of $9.7 million. Utilization of cash for working capital was additionally offset by the improving financial results as we continue to achieve profitability.

      Cash used in investing activities was $57.5 million for the nine months ended June 30, 2004 and is principally comprised of net purchases of marketable securities aggregating $53.7 million and $3.8 million of capital additions.

      Cash provided by financing activities for the nine months ended June 30, 2004, was comprised of $128.6 million of proceeds from our common stock offering and from the exercise of options to purchase our common stock offset by $0.1 million for the payment of long-term debt.

           On May 23, 2001, we completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1 of each year. The notes will mature on June 1, 2008. We may redeem the notes at stated premiums as of June 6, 2004. Holders may require us to repurchase the notes upon a change in control in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to our senior indebtedness and structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

      While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure.

      At June 30, 2004, we had approximately $0.5 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

      We believe that our existing resources will be adequate to fund our working capital and capital expenditure requirements for both our short and long term plans. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Recently Enacted Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation was effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have an impact on our financial position or results of operations.

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

      Our business is largely dependent on the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us since the third quarter of fiscal 2001 until the quarter ended December 31, 2003. As a result of the downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. This reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Should there be another downturn of similar or even lesser proportions, we could well experience further operating losses.

The cyclical nature of the semiconductor industry also presents risks in the event of a sustained market upturn.

      In recent quarters, spending in the semiconductor capital equipment industry has increased, with a resulting increase in the demand for our products and services. As a result of this upturn we may have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in customer dissatisfaction, the loss of customers and various other expenses that could reduce gross margins and profitability. It is also not possible to predict the duration of any increase in the demand for our products and services. There can be no assurance that this current trend will continue.

Risks Relating to Brooks

Our operating results could fluctuate significantly, which could negatively impact our business.

      Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions or dispositions;

•	the success of collaborative programs by which other companies may provide service to our products located at customer sites;

•	our ability to reduce our costs due to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.

      As a result of these risks, we believe that quarter to quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. If our quarterly results fluctuate significantly, our business could be harmed.

Our restructuring activities and cost reduction measures may have materially harmed our business.

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

      For the quarter ended June 30, 2004, approximately 44% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

      We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. We do not generally have long-term supply contracts with these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event that the industry upturn we appear to be experiencing continues in future months or quarters these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in product shipments to our customers. This could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business. In May 2004, we entered into and announced a subcontracting agreement pursuant to which some on-site support services and spare parts management for previously installed factory automation hardware products is provided by a third party. Should this third party experience difficulty in meeting commitments, this could cause us to lose customers, result in delayed or lost revenue or otherwise materially harm our business.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Our stock price is volatile.

      The market price of our common stock has fluctuated widely. For example, between April 14, 2003 and September 8, 2003, the price of our common stock rose from approximately $7.80 to $27.68 per share and between January 28, 2004 and July 23, 2004, the price of our common stock dropped from $27.20 to $14.69. The market price of our common stock reached a recent low of approximately $7.59 on April 11, 2003. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

BROOKS AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Exposure

      At June 30, 2004, we had no variable interest rate debt. Accordingly, a 10% change in the effective interest rate percentage would not materially affect the consolidated results of operations or financial position.

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

BROOKS AUTOMATION, INC.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded, subject to the limitations inherent in such controls noted below, that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms and are operating in an effective manner.

b)	Limitations Inherent in All Controls. The Company’s management, including the CEO and CFO, recognizes that our disclosure controls and our internal controls (discussed below) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

c)	Change in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on April 27, 2004, at which the stockholders voted on whether to (i) elect directors to the Company’s board of directors for terms of office expiring at the 2005 Annual Meeting of Stockholders; (ii) approve an amendment to the Company’s 2000 Combination Stock Option Plan to change the name of the plan, allow the grant of stock options to independent directors, advisors and consultants, and allow the grant of stock appreciation rights, restricted stock, stock units and performance shares to certain participants; and (iii) approve an amendment to the Company’s 1995 Employee Stock Purchase Plan to increase the number of shares of Brooks common stock available for purchase. The Company’s stockholders voted on these matters as follows:

(i)	to elect the following directors:

Robert J. Therrien, with 38,601,863 shares voting for and 1,961,304 shares withheld;

Roger D. Emerick with 38,605,268 shares voting for and 1,957,899 shares withheld;

Amin J. Khoury with 38,065,980 shares voting for and 2,497,187 shares withheld;

Joseph R. Martin with 38,216,421 shares voting for and 2,346,746 shares withheld;

Edward C. Grady with 38,606,831 shares voting for and 1,956,336 shares withheld;

A. Clinton Allen with 39,746,939 shares voting for and 816,228 shares withheld;

John K. McGillicuddy with 38,216,065 shares voting for and 2,347,102 shares withheld; and

in each case, there were no shares abstaining and no broker non-voting shares cast;

(ii)	to adopt the proposal to amend the Company’s 2000 Combination Stock Option Plan with 22,243,816 shares voting for, 10,720,098 shares voting against and 672,856 shares abstaining; and

(iii)	to adopt the proposal to amend the Company’s 1995 Employee Stock Purchase Plan with 31,950,484 shares voting for, 1,017,263 shares voting against and 669,023 shares abstaining.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description
2.16	Service and Logistics Agreement by and between Applied Materials, Inc. and Brooks Automation, Inc., effective May 1, 2004[1]

10.01	Amended employment agreement between the Company and Robert J. Therrien dated as of June 1, 2004

10.02	Amended and restated employment agreement between the Company and Edward C. Grady dated as of June 1, 2004

31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications

(b)	The following reports on Form 8-K were submitted during the quarterly period ended June 30, 2004:

(1)	Current Report on Form 8-K, furnished on April 22, 2004, relating to the Company’s press release announcing its financial results for the fiscal second quarter ended March 31, 2004.

(2)	Current Report on Form 8-K, filed on May 3, 2004, relating to the Company’s press release announcing a legal settlement in Israel.

1 Portions of this Agreement herein identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on July 29, 2004 pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: July 29, 2004	/s/ ROBERT J. THERRIEN

Robert J. Therrien
Director and Chief Executive Officer
(Principal Executive Officer)

DATE: July 29, 2004	/s/ ROBERT W. WOODBURY, JR.

Robert W. Woodbury, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.16	Service and Logistics Agreement by and between Applied Materials, Inc. and Brooks Automation, Inc., effective May 1, 2004[1]

10.01	Amended employment agreement between the Company and Robert J. Therrien dated as of June 1, 2004

10.02	Amended and restated employment agreement between the Company and Edward C. Grady dated as of June 1, 2004

31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications

1 Portions of this agreement herein identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on July 29, 2004 pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.