Form 10-K
period 2004-09-30
BROOKS AUTOMATION INC
filed 2004-12-14
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2004

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

Common Stock, $0.01 par value

Rights to Purchase Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to the Form 10-K. ☐

     The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2004, was $915,854,725.68 based on the closing price per share of $21.04 on that date on the Nasdaq Stock Market. As of March 31, 2004, 44,542,992 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

      Brooks Automation, Inc. (“Brooks”, “we”, “us” or “our”) is a leading supplier of automation products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. We are a technology and market leader with offerings ranging from individual hardware and software modules to fully integrated systems as well as services to install and support our products world-wide. Although our core business addresses the increasingly complex automation requirements of the global semiconductor industry, we are also focused on providing automation solutions for a number of related industries, including flat panel display manufacturing, data storage and other complex manufacturing.

      We were founded in 1978 to develop and market automated substrate handling technology for semiconductor manufacturing equipment and became a publicly traded company in February 1995. We have grown significantly from being a niche supplier of robot modules to become the largest merchant supplier of hardware and software automation products for the semiconductor industry in calendar years 2001, 2002 and 2003, and the world’s twelfth largest semiconductor front-end capital equipment company in 2003, according to the independent market research firm Gartner Dataquest.

      Our business is significantly dependent on capital expenditures by semiconductor manufacturers, which in turn are dependent on the current and anticipated market demand for integrated circuit chips (“IC”) and electronics equipment. To maintain manufacturing leadership and growth in the semiconductor industry, companies make significant capital expenditures in manufacturing equipment and investments in research and development. For example, investments in the production of chips that use advanced 130-nanometer (“nm”) and 90nm process technology are the enablers (increased chip performance, decreased power consumption and reduced cost) for a broad range of new products that are expected to help drive growth in the chip industry. Demand for semiconductors is cyclical and has historically experienced periodic expansions and downturns. The semiconductor industry experienced a prolonged downturn from fiscal 2001 to the end of fiscal 2003. As the industry economics improved significantly at the start of our fiscal 2004, we were able to benefit from some of the cost management initiatives taken during the downturn, including facilities consolidations and workforce reductions, as well as operations improvements, helping Brooks to return to profitability in fiscal 2004. The duration and magnitude of the semiconductor upturn that began in early fiscal 2004 is tenuous due to weakening end market demand for IC chips, which could impact our ability to maintain profitability in the future.

Industry Background

      Automation plays a critical role in the manufacturing process of semiconductors. The majority of modern semiconductor fabrication facilities, or fabs, manufacture IC chips on circular silicon wafers with diameters of 150mm, or 6 inches, and 200mm, or 8 inches. More recently the industry has begun to adopt wafers with diameter sizes of 300mm, or 12 inches. A production manufacturing batch or lot for 150mm and 200mm wafer sizes consists of 25 wafers, contained in either an open cassette or a fully enclosed pod called SMIF, or standard mechanical interface. Production lots for 300mm manufacturing typically consist of 25 wafers contained in a FOUP, or front-opening unified pod. Both SMIF and FOUP technologies isolate the wafers from their surroundings by creating an ultra-clean “mini-environment” within the pod. One wafer may yield hundreds of chips, and each chip may contain tens or hundreds of millions of microscopic transistors in leading devices. Chips are used in a wide variety of applications, ranging from complex logic and memory chips used in a broad range of computers to application-specific integrated circuits, or ASICs, used in automobiles and consumer products to Digital Signal Processing (DSP) and Analog semiconductors used in the mobile Internet market such as for color-screen multimedia cell phones.

      In order to create the millions of microscopic transistors and connect them together horizontally and in vertical layers into a functioning IC chip, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Wafers can go through as many as 400 different process steps before completion. As the complexity of semiconductors continues to increase, the number of process steps also increases, resulting in a greater need for automation due to more handling and tracking requirements, and higher number of tools. In addition, with the transition to 300mm wafers, the size, expense and weight of a FOUP of wafers increase significantly, making manual handling of wafers difficult and risky.

      During processing, the wafers need to be physically transported between different process tools, repeatedly identified, tracked, loaded into the equipment and processed, unloaded, verified and inspected, and dispatched to the next process step or storage area. All these actions can be automated. Automation enables the right material to be delivered at the right time to the right equipment with the right process recipe. Similarly, non-production wafers and durable goods, such as wafer carriers and photolithography masks or reticles used in production, must also be handled, tracked and managed. Consequently, the automation systems physically touch and handle nearly every wafer in the fab, while the software systems manage the tracking and recording of data for virtually every manufacturing lot, piece of equipment and resource in the fab.

      The capital expenditure by a semiconductor company to create a modern 200mm fab can be as much as $2 billion while the cost for a 300mm fab can exceed $3 billion. While most 200mm fabs were only partially automated, virtually all 300mm production fabs are fully automated due to the heavier weight and value of a production lot. The investment in automation hardware, software and services has grown from approximately $50 million in a 200mm fab to $180 million in a 300mm fab. Typically 75 to 80 percent of the capital investment for a fab is for manufacturing equipment, while the remainder is dedicated to the land, the physical building, the clean room production floor and automation, Internet and facilities infrastructure. We believe we are the only company with a portfolio of hardware and software products and system integration services that can address the total automation market for semiconductor manufacturing.

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

      The equipment automation segment provides wafer handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. These include vacuum and atmospheric systems and robots and related components. Also included is the assembly and manufacturing of customer designed automation systems, or contract automation systems. The primary customers for these solutions are manufacturers of process tool equipment.

      The factory automation hardware segment provides automated material management products and components for use within the factory. Our factory automation hardware products consist of automated storage and retrieval systems and wafer/reticle transport systems based on our proprietary AeroTrak overhead monorail systems and AeroLoader overhead hoist vehicle. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The factory automation hardware segment also provides hardware and software solutions, including mini-environments and other automated transfer mechanisms to isolate the semiconductor wafer from the production environment.

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

Equipment Automation

      Modern semiconductor process tools demand fast, error-free handling of the silicon wafers on which the integrated circuits are produced. In the late 1980’s and early 1990’s, many processes done in vacuum, such as chemical vapor deposition or CVD, physical vapor deposition or PVD, dry etching and other processes, changed from batch processing to single wafer processing, driving the need for equipment that could process individual wafers simultaneously in multiple chambers. The single wafer tool configuration is often referred to as a cluster tool because of the typically radial layout, or cluster, of process chambers surrounding one or more central wafer handling robot. The transition to cluster tools greatly increased the demands on the automation system, forcing it to become as much as four to eight times more reliable than previous generations. The result was a market need for highly reliable and fast vacuum robots, as well as vacuum cluster tool platforms, both of which were the genesis of our business model.

      Vacuum cluster tools consist of three primary sections: the equipment front-end module or EFEM, the cluster tool platform and the process modules or chambers that are attached to the tool platform. An intermediate chamber, called a load-lock, separates the vacuum environment used in processing from the EFEM, which operates at standard atmosphere. A vacuum robot performs the task of transferring wafers from the load-lock to the process chambers that are mounted on the cluster tool platform. Wafers are placed in the load-lock by atmospheric robots that are housed in the EFEM. Vacuum tool automation includes load-locks, robots and other modules as well as the cluster tool platform.

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

      The evolution of the wafer carrier technology enabled semiconductor manufacturers to reduce both fab construction costs and production defects. Historically, wafer processing has been performed in clean rooms in order to reduce or eliminate particulates in the atmosphere that could create defects on wafers during processing. As the feature sizes on an integrated circuit became exponentially smaller, the need for cleaner air became more critical, and more expensive. In the late 1990’s the semiconductor industry adopted SMIF technology to protect and isolate wafers from the environment. The air in a SMIF pod is 1,000 times cleaner than a typical surgical operating room; it essentially has its own ultra-pure mini-environment. The SMIF technology gained acceptance in many modern 200mm fabs, although open cassettes are still used widely. In the transition to 300mm wafer sizes, the industry adopted the FOUP technology as its new standard. While SMIF was essentially an after-market modification to 200mm equipment, since the time of their original design virtually all 300mm tools have integrated the FOUP technology. Automation enabled the transition from open cassette carriers to mini-environment pods by providing the loadport modules and robotics to transfer the wafers into and out of process tools as well as the means to track and identify the wafers. As a result, the need for automation has increased for both 300mm and 200mm SMIF fabs.

      Equipment automation also includes high-precision airflow and pressure controls for key semiconductor manufacturing applications such as the wafer track used to coat light-sensitive photoresist onto wafers in the photolithography process, as well as high temperature furnaces and stations used for liquid chemical processes, called wet stations or wet benches.

      We have been the market leader in the equipment automation segment since the mid-1990’s according to Gartner Dataquest.

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

      Wafer sorters and inspection systems are other technologies which minimize human interaction with product wafers. It is a common requirement in a fab to frequently identify each wafer in a batch, transfer wafers between cassettes or FOUPS, or change a wafer’s slot position within cassettes. Sorters are used to perform these tasks in order to reduce or eliminate human handling of wafers.

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

      We became the market share leader in the factory automation hardware segment for the first time in calendar 2002, according to Gartner Dataquest.

Factory Automation Software

      We are a leading provider of software for:

•	manufacturing execution systems, or MES, used within one factory or to manage multiple sites, for manufacturers of discrete products;

•	factory and supply chain logistics applications such as simulation, scheduling and dispatching;

•	integrating equipment with factory management systems;

•	advanced process control; and

•	data analysis and management for factory and enterprise performance monitoring.

      In addition, we provide the necessary training, consulting and other services required by customers to successfully implement and use our software.

      The production of semiconductors is arguably one of the most complex manufacturing environments in the world. Factory automation software has played an important role in semiconductor manufacturing since the 1970’s. Computer integrated manufacturing was conceived to control the work flow of a process, gather data and track product in a fab, and to measure and analyze fab performance in order to assist in production and business decisions.

      Similar to the MES applications, other software packages were developed by various companies to meet fab requirements, ranging from communicating with and controlling process equipment to factory modeling, scheduling, automated dispatching, planning and data analysis. Industry standards that established protocols for equipment to communicate with a host computer system, and other protocols, paved the way for equipment to be connected online to fab management systems such as the MES, enabling full automation when further integrated with the material handling systems, automated dispatching applications and other software. We entered the factory automation software market through an acquisition strategy aimed at consolidating a number of applications into an integrated software suite.

      As semiconductor manufacturing moves towards full automation, factory automation software takes on even more importance. The MES software is required to model and store in its database nearly every resource in the fab — production lots, wafers, non-production wafers, equipment, recipes, process plans, operators, engineers, durable goods such as carriers, reticles, and so forth. The MES contains the real-time status of every item so that, as an example, fab managers can track the location of virtually any production lot or the state of virtually any process tool such as running, idle, down, etc. More importantly, this information is available to other software applications so that dispatching decisions, reports, alarms, data analysis and machine commands can be executed automatically.

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

      The functionality of semiconductor MES software allowed it to be applied to other complex industries that require tracking and control of work-in-process, such as in the manufacture of liquid crystal displays or LCD, storage devices such as magnetic thin film heads, medical devices, and telecommunications fiber optics. New markets are being opened for Brooks outside of the semiconductor industry as track and trace capabilities become more in demand in various industries, driven in part by new government regulations like the Tread Act. Likewise, simulation and modeling software can be used in a number of different industries where logistics and planning are important, ranging from airport traffic control to theme park scheduling. Finally, many engineering data analysis and statistical process control products are being used in complex manufactur-

ing environments in addition to the semiconductor industry, such as LCD, precision electronics, automotive, aerospace, and life sciences industries.

      Software presents us with potential for growth outside of the semiconductor industry as we leverage our offerings in the semiconductor industry to other industries where we believe the growing demand for real time applications at both the manufacturing and enterprise levels creates new markets for our software. We already have real time enterprise applications that address enterprise strategies and trends such as lean manufacturing, enterprise performance management, supply chain execution, and closed loop automation.

      We recognize the importance of providing best-in-class software as well as integrated systems in order to become a leading automation supplier to the semiconductor and other industries. According to Gartner Dataquest, in 2003 we were the largest software product supplier in fab automation and the second largest supplier in software and services in fab automation.

Products

Equipment Automation Products and Systems

      We classify our equipment automation offerings as either modules or systems. Modules are discrete components such as robots and aligners while systems are pre-integrated assemblies such as the cluster tool platform that may consist of a number of modules provided by us or other suppliers. We provide automation modules and systems for vacuum and atmospheric equipment as well as tool control software, mini-environment products, calibration and alignment products, and high-precision airflow controls primarily for the semiconductor industry. Other industries that we serve in this segment of the market include LCD and data storage. We use a common architecture in the design and production of systems and modules. Shared technologies and common software controls enable us to respond to changing industry demands, such as processing larger 300mm semiconductor wafers. Our OEM customers have the option of either buying individual modules from us and assembling their own systems in-house, or buying the entire automation system from us, pre-assembled, tested and certified from our factory. Also included in this segment is the assembly and manufacturing of customer designed automation systems, known as contract automation systems.

      The major modules we offer are vacuum robotics, atmospheric robotics, wet robotics and loadport modules.

      Vacuum modules include:

•	MagnaTran 7, a family of robots used in vacuum processes such as CVD, PVD and etch;

•	VacuTran, the legacy vacuum robot product line; and

•	MagnaTran 8, a new family of robots that addresses the needs of specific customers.

      Our atmospheric robot modules include:

•	Reliance, a family of 3-, 4-, and 5-axis robots; and

•	407, a legacy atmospheric robot with a large installed base of customers.

      We also offer modules for wet processing, i.e., processes that utilize liquid chemicals such as acid baths for removing material from wafer surfaces, developers for photoresist and cleaning stations. The products we offer include:

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

Factory Automation Hardware

      We sell factory automation hardware directly to the semiconductor manufacturers and address their requirements for transport, storage, wafer handling, tracking and inspection. We provide the AMHS to transport and store both wafers and reticles for 200mm and 300mm fabs. We also offer multi-cassette sorting systems and macro-inspection equipment, and advanced lot tracking systems that use either IR or RF technology to enable semiconductor manufacturers to monitor the exact location of work-in-process in their factory.

      The first generation 300mm AMHS offerings generally had segregated inter-bay, intra-bay and stocker modules, managed by the material control software. We introduced a new generation product in July, 2003, the OneFab AMHS, which provides a unified system using a common layout for both inter-bay and intra-bay, and includes the following:

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

      Our software also provides the capabilities to tie fab software systems into the enterprise and supply chain with planning and logistics software applications. We provide business system integration modules to provide integration between our manufacturing applications and business systems from SAP, Oracle, Peoplesoft (JD Edwards) and others. Real-time dispatching and factory scheduling applications can be used to drive manufacturing according to a customer’s best practices. Automation and job management functions help to control manufacturing workflow and automate decision-making across multiple computer integrated manufac-

turing systems. Simulation software allows manufacturers to model and analyze the use and performance of their tools, systems and overall manufacturing environment.

      Our MES products span a wide spectrum of factory requirements. Our offerings include:

•	FACTORYworks, a high-end MES that is flexible and highly configurable and can be tailored to meet the advanced requirements of complex operations such as 300mm manufacturing; and

•	Promis Systems, with its mature off-the-shelf functionality and large installed base, more suitable for customers who do not require extensive customization of functionality.

      We have built our software suite of applications by acquiring and developing products that complement our MES offerings. Products for equipment integration utilizing the SECS protocol include:

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

      We have recognized the growing need for process optimization and advanced process control, APC, in modern fabs. Our offerings for these requirements include:

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

      These offerings provide applications built around our products.

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

Customers

      We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. In the equipment automation segment, our customers are primarily OEMs. Our factory automation software and hardware customers are primarily semiconductor manufacturers, along with companies who are in the LCD, data storage and other similar industries. We have major customers in the United States, Europe and Asia. We expect international revenues to continue to represent a significant percentage of total revenues. Our industry is seeing an increasing business shift to Asia. See Note 16, “Segment and Geographic Information” of Notes to the Consolidated Financial Statements for further discussion of our sales by geographic region and revenue, income and assets by financial reporting segment.

      Relatively few customers account for a substantial portion of our revenues, with the top twenty customers accounting for slightly more than fifty percent of our business in fiscal 2004. We do not have any single customer who makes up more than ten percent of our overall revenue.

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

Factory Automation Hardware

      We believe that the competitive factors in the factory automation hardware market are technical capabilities, reliability, price/performance, ease of integration and global sales and support resources. We believe that our solutions compete favorably with respect to all these factors.

      In the AMHS market, we encounter direct competition primarily from Asyst-Shinko, Daifuku and Murata. These competitors have a particularly strong presence in Japan, which places us at a disadvantage in the Japanese market. All three competitors have viable and similar offerings for 300mm, which in turn places pressure on pricing and potentially reduces profitability. We have introduced a new product, the OneFab AMHS, which is designed to put a premium on the software utilized to meet system requirements while simplifying and reducing the hardware.

      Asyst, RECIF and Rorze are our chief competitors in the wafer sorter market. We believe we are able to compete in this market when comparing the technical capabilities of our products against those of our competitors. We are currently supporting our installed base for our sorter products and are opportunistically pursuing future business where it supports our overall strategic and financial objectives.

      Competition in the lithography automation market is still emerging, while our chief competitor in SMIF opportunities is Asyst.

Factory Automation Software

      We believe that the primary competitive factors in the end-user market for factory automation software are product functionality, degree of integration with other applications, compatibility of hardware and software architecture, price/performance, ease of implementation, cost of ownership, vendor reputation and financial stability. We believe our products compete favorably with other systems with regards to the factors listed above due to the unique nature of the factory automation software segment. We also believe that the relative importance of these competitive factors may change over time.

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

Manufacturing

      Manufacturing is one of our core competencies. Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of our products. Our three major manufacturing facilities in Chelmsford, Massachusetts; Jena, Germany; and Kiheung, Korea are ISO 9001 certified.

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

      We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program. We cannot guarantee that any patent obtained will provide protection or be of commercial benefit to us. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2004, we have obtained 202 United States patents and had 61 United States patent applications pending on our behalf. In addition, we have obtained 243 foreign patents and had 250 foreign patent applications pending on our behalf. Our United States patents expire at various times from March 2005 to April 2022. We cannot guarantee that our pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to ours. These patent applications may have priority over patent applications filed by us.

      We have successfully licensed our FOUP load port technology to several companies and continue to pursue the licensing of this technology to more companies that we believe are utilizing our intellectual property.

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

      We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgement of noninfringement was recently granted in that case by the District Court and judgement was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Asyst has appealed the adverse judgment and the case is being heard at the Federal Circuit Court.

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

      In connection with the acquisition of the e-Diagnostics product business in June 2001, we could have been required to make additional cash payments of up to a maximum of $8.0 million under certain conditions. We entered into an agreement with KLA-Tencor, Inc. in August 2004 which allows both companies to jointly own the software in exchange for a release from future payment of any consideration under the original agreement.

Backlog

      Backlog for our products as of September 30, 2004, totaled $157.7 million as compared to $112.7 million at September 30, 2003. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for our equipment automation segment, factory automation hardware segment, factory automation software segment and other segment was $101.3 million, $30.7 million, $24.7 million and $1.0 million, respectively, at September 30, 2004. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Employees

      At September 30, 2004, we had approximately 1,900 employees. During fiscal 2004 we reduced approximately 60 employees in overhead capacities and offset these reductions with additions of principally direct labor in order to meet increased demand. We believe our future success will depend in large part on our ability to attract and retain highly skilled employees. Approximately 130 employees in our Jena, Germany facility are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Gartner Information

      Information contained in this annual report on Form 10-K attributable to Gartner, Gartner Dataquest or Dataquest as reflected in their 2003 Semiconductor Manufacturing Equipment Market Share Analysis published in April 2004 represents Gartner’s estimates and we make no representation that this information represents facts.

Item 2.	Properties

      Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We have a lease on a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing, hardware and software R&D	295,000	Owned
Chelmsford, Massachusetts	Manufacturing, training, warehouse	93,000	September 2014
Jena, Germany	Manufacturing, R&D hardware, sales, support, training (5 buildings)	54,500	Several Leases with terms that end through December 2005
Salt Lake City, Utah	R&D software, training	46,900	September 2006
Mountain View, California	Sales and support, R&D hardware and software	31,000	January 2005
Kiheung, South Korea	Manufacturing, R&D hardware, sales and support	28,400	September 2005 (with mutual 90 day termination right)
Phoenix, Arizona	R&D hardware and software	19,500	Owned
Toronto, Canada	R&D software, sales and support	19,000	November 2006

      Our equipment automation and factory automation hardware segments utilize the facilities in Massachusetts, California, South Korea, and Germany. Our factory automation software segment utilizes facilities in Massachusetts, Utah, Arizona, and Canada. Our other segment utilizes our facilities in Massachusetts. We have leased approximately 55,600 square feet in San Jose, California to which we will relocate our Mountain View, California operations at the conclusion of the lease on that facility.

      We maintain additional sales, support, service, and training offices in the United States (New York, North Carolina, Pennsylvania, Texas, Vermont), and overseas in Europe (France, Germany, UK), as well as in Asia (Japan, China, Malaysia, Singapore, South Korea, India and Taiwan) and the Middle East (Israel).

      As a result of our restructuring activities, there are a number of properties that are owned or leased by us that we do not use or occupy at this time. These vacant properties include a total of approximately 184,000 square feet of a mix of office space and manufacturing/research and development space located principally in Massachusetts. We actively explore options to market these surplus properties for sublease or sale or to negotiate early termination agreements for the leases in question. In addition to the property above, we classify an additional 234,500 square feet of space as sub-leased office and flexible use space. Additionally, we own a 23,000 square foot building in Bountiful, Utah, which is fifty percent sub-leased.

Item 3.	Legal Proceedings

      We are not a party to any material pending legal proceedings. See “Patents and Proprietary Rights,” in Part I, Item 1, “Business,” for a description of certain potential patent disputes.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the quarter ended September 30, 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the Nasdaq National Market under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the Nasdaq National Market:

	High	Low

Fiscal year ended September 30, 2004
First quarter	$27.22	$19.56
Second quarter	$27.30	$17.80
Third quarter	$23.01	$16.50
Fourth quarter	$18.72	$11.62
Fiscal year ended September 30, 2003
First quarter	$15.80	$8.95
Second quarter	$13.43	$8.76
Third quarter	$12.66	$7.59
Fourth quarter	$27.68	$11.59

Number of Holders

      As of December 1, 2004, there were 772 holders on record of our common stock.

Dividend Policy

      We have never declared or paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, we have never declared or issued any stock dividends on our capital stock and do not plan to issue any stock dividends in the foreseeable future.

Issuance of Unregistered Common Stock

      On August 28, 2003, we issued 34,433 shares of our common stock, and on February 17, 2004, we issued an additional 71,734 shares of our common stock of the 140,600 shares reserved for issuance under the acquisition agreement of Intelligent Automation Systems, Inc. and IAS Products, Inc. Under the acquisition agreement, 34,433 shares remain reserved for issuance over the next year. The common stock issued and reserved for issuance in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 to sales by an issuer not involving any public offering. The shares in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

		Year Ended September 30,

	2004(7)	2003(1)(2)(8)	2002(3)(9)	2001(4)	2000(5)(6)

	(In thousands, except per share data)
Revenues	$539,769	$343,610	$304,254	$381,716	$337,184
Gross profit	$204,324	$103,666	$83,044	$152,384	$160,725
Income (loss) from operations	$31,404	$(158,398)	$(627,818)	$(43,904)	$20,084
Income (loss) before income taxes and minority interests	$25,985	$(180,640)	$(627,412)	$(36,523)	$28,444
Net income (loss)	$17,721	$(185,760)	$(719,954)	$(29,660)	$15,109
Accretion and dividends on preferred stock	$—	$—	$—	$90	$120
Net income (loss) attributable to common stockholders	$17,721	$(185,760)	$(719,954)	$(29,750)	$14,989
Basic earnings (loss) per share	$0.41	$(5.05)	$(27.90)	$(1.65)	$0.96
Diluted earnings (loss) per share	$0.41	$(5.05)	$(27.90)	$(1.65)	$0.88
Shares used in computing basic earnings (loss) per share	43,006	36,774	25,807	18,015	15,661
Shares used in computing diluted earnings (loss) per share	43,469	36,774	25,807	18,015	17,192

	As of September 30,

	2004	2003	2002	2001	2000(6)

	(In thousands)
Total assets	$671,039	$493,245	$657,497	$709,704	$519,786
Working capital	$294,137	$135,156	$176,338	$282,163	$306,836
Notes payable and revolving credit facilities	$—	$—	$—	$17,122	$16,350
Current portion of long-term debt and capital lease obligations	$11	$98	$8	$392	$524
Convertible subordinated notes due 2008	$175,000	$175,000	$175,000	$175,000	$—
Long-term debt and capital lease obligations (less current portion)	$14	$25	$177	$31	$332
Redeemable convertible preferred stock	$—	$—	$—	$—	$2,601
Stockholders’ equity	$312,895	$162,830	$308,235	$424,169	$415,284

	Year Ended September 30, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(7)

	(In thousands, except per share data)
Revenues	$82,546	$137,984	$155,234	$164,005
Gross profit	$30,245	$50,910	$57,861	$65,308
Net income (loss)	$(8,869)	$6,232	$12,328	$8,030
Basic earnings (loss) per share	$(0.23)	$0.14	$0.28	$0.18
Diluted earnings (loss) per share	$(0.23)	$0.14	$0.27	$0.18

	Year Ended September 30, 2003(1)

	First	Second	Third	Fourth
	Quarter	Quarter(2)	Quarter(2)	Quarter(2)(8)

	(In thousands, except per share data)
Revenues	$84,855	$92,964	$84,045	$81,746
Gross profit	$24,374	$24,652	$27,594	$27,046
Net loss	$(70,986)	$(28,801)	$(36,434)	$(49,539)
Basic and diluted loss per share	$(1.95)	$(0.79)	$(0.99)	$(1.33)

(1)	Amounts include results of operations of Microtool, Inc. (acquired October 9, 2002) for the periods subsequent to its acquisition.

(2)	Amounts include our share of the results of operations of Brooks Switzerland (disposed May 16, 2003) in accordance with the equity method of accounting, for the periods subsequent to its disposition.

(3)	Amounts include results of operations of Hermos Informatik GmbH (acquired July 3, 2002); PRI Automation, Inc. (acquired May 14, 2002); Intelligent Automation Systems, Inc. and IAS Products, Inc. (acquired February 15, 2002); Fab Air Control (acquired December 15, 2001); the Automation Systems Group of Zygo Corporation (acquired December 13, 2001); Tec-Sem A.G. (acquired October 9, 2001) and General Precision, Inc. (acquired October 5, 2001) for the periods subsequent to their respective acquisitions.

(4)	Amounts include results of operations of SEMY Engineering, Inc. (acquired February 16, 2001), the KLA e-Diagnostics product business (acquired June 26, 2001), CCS Technology, Inc. (acquired June 25, 2001) and SimCon N.V. (acquired May 15, 2001) for the periods subsequent to their respective acquisitions.

(5)	Amounts include results of operations of the Infab Division of Jenoptik AG (acquired September 30, 1999); Auto-Soft Corporation and AutoSimulations, Inc. (acquired January 6, 2000) and MiTeX Solutions (acquired June 23, 2000) for the periods subsequent to their respective acquisitions.

(6)	Amounts have been restated to reflect the acquisition of Progressive Technologies, Inc. in a pooling of interests transaction effective July 12, 2001.

(7)	Amounts include $7.4 million for asset impairments.

(8)	Amounts include $40.0 million for asset impairments.

(9)	Amounts include $479.3 million for asset impairments and $106.7 million for deferred tax write-offs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements such as estimates of future revenue, gross margin, and expense levels as well as the performance of the semiconductor industry as a whole. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

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

      We operate in three major segments: equipment automation, factory automation hardware and factory automation software. Equipment or tool automation consists of hardware and software used on or within process tools to move individual wafers in and out of a tool. Factory automation hardware consists of equipment used inside the fab, but external to a process tool, to automate the handling of batches of wafers or other material throughout the production floor, as well as specialized tools for automatically sorting, storing and inspecting material. Factory automation software is used within a factory in computer integrated manufacturing for controlling and managing production and resources in a fab. We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten semiconductor equipment companies.

      We are currently reviewing the capabilities within our Jena, Germany manufacturing facility. Certain products and functions may be able to be produced and provided at lower costs through third party suppliers. We are currently evaluating a variety of different alternatives in order to continue to increase efficiency and reduce costs.

      The semiconductor industry is cyclical in nature, and the market conditions indicate relatively flat to declining demand. We are focusing our major efforts in the following areas:

•	Sustaining our ability to meet our customers’ requirements on a timely basis through the implementation of flexible manufacturing processes while at the same time improving product quality, controlling costs, and maintaining supply relationships that provide continuing, flexible access to essential components and materials even as demand for our product fluctuates;

•	Aligning costs and revenues to sustain profitable levels of operation, including positive operating cash flow;

•	Developing the products and services required for future success in the market and assuring that they will be competitively priced;

•	Greater expansion into other industries such as flat panel display manufacturing for our hardware products as well as aerospace and defense, automotive, and medical devices for our software products;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our contract automation systems business with process tool manufacturers;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically India;

•	Determining how best to improve our customer sales and support structure;

•	Evaluating the location of our manufacturing operations;

•	Evaluating our strategic direction and value of non-core products; and

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications.

      In fiscal 2004, our total revenues grew 57.1% to $539.8 million compared to 12.9% growth in fiscal 2003. This increase is consistent with and reflective of increased industry demand for semiconductor capital equipment in fiscal 2004. Our revenue by segment for fiscal 2004 and 2003 is as follows:

	2004

	For the Year Ended September 30,

			2003

Equipment Automation	$316,317	58.6%	$172,604	50.2%
Factory Automation Hardware	99,157	18.4%	82,799	24.1%
Factory Automation Software	119,579	22.1%	84,686	24.7%
Other	4,716	0.9%	3,521	1.0%

	$539,769	100.0%	$343,610	100.0%

      Our equipment automation revenues increased 83.3% from the prior year to $316.3 million. This increase is primarily attributable to increased shipments to our OEM customer base as demand for these products from these customers has increased due to a higher demand for semiconductor capital equipment. Our factory automation hardware revenues increased 19.8% from the prior year to $99.2 million. This increase is also reflective of industry trends of higher demand for semiconductor capital equipment during fiscal 2004. We expect fiscal 2005 revenues for both our equipment automation and factory automation hardware segments to decrease slightly from current levels as forecasted industry demand has softened. Our factory automation software revenues increased 41.2% from the prior year to $119.6 million. The increase is primarily attributable to increased market demand for our software products along with the completion and acceptance by the customer of a major European software project in fiscal 2004. We expect fiscal 2005 revenues for our factory automation software segment to slightly decline as compared to present levels due to forecasted increases in base revenues being offset by the absence of the significant European software project recognized in fiscal 2004.

      Gross margins increased 7.7 percentage points to 37.9% for fiscal 2004 in comparison to a 2.9 percentage point increase in fiscal 2003. The increase is primarily attributable to our plant consolidation and other cost reduction measures along with increased sales volumes resulting in more favorable absorption of fixed costs. We expect our gross margins to remain relatively flat in the near term due to softening market demand not enabling further efficiency gains.

      Our revenue growth, improving gross margin and reduced operating costs resulted in net income of $17.7 million or $0.41 per diluted share in fiscal 2004 compared to a net loss of $185.8 million or $5.05 per diluted share in fiscal 2003. This improvement in operating results, combined with successful working capital management, enabled us to generate $8.9 million of cash from operations in fiscal 2004 compared to cash usage from operations of $48.3 million in fiscal 2003.

Related Parties

      On June 11, 2001, we appointed Joseph R. Martin to our Board of Directors. Mr. Martin is also vice chairman and a director of Fairchild Semiconductor International, Inc. (“Fairchild”), one of our customers. Accordingly, Fairchild is considered a related party for the period subsequent to June 11, 2001. Revenues from Fairchild for the years ended September 30, 2004, 2003 and 2002 were approximately $409,000, $250,000 and $616,000, respectively. The amounts due from Fairchild included in accounts receivable at September 30, 2004 and 2003 were $13,000 and $38,000, respectively.

      Related party transactions and amounts included in accounts receivable and revenue are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

Critical Accounting Policies and Estimates

      The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, goodwill, income taxes, warranty obligations, the adequacy of restructuring reserves and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions both in general and specifically in relation to the semiconductor industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As discussed under “Asset Impairments” and the year over year comparisons below, actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenues

      Product revenues are associated with the sale of equipment automation systems and components, the sale of factory automation hardware products, and the sale of factory automation software licenses. Service revenues are associated with hardware-related field service, training, software maintenance and software-related consulting and integration services.

      Revenue from product sales that do not include significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. If the arrangement contains extended payment terms, revenue is recognized as the payments become due. Shipping terms are customarily FOB shipping point. Costs incurred for shipping and handling and reimbursable expenses are included in revenues and cost of sales. A provision for product warranty costs is recorded to estimate costs associated with warranty liabilities. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.

      Revenue from the sale of off-the-shelf software licenses is recognized upon delivery to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is probable, and there are no unusual acceptance criteria or extended payment terms. If the arrangement contains acceptance criteria or testing, then revenue is recognized upon acceptance or the successful completion of the testing. If the arrangement contains extended payment terms, revenue is recognized as the payments become due. Revenue related to post-contract support is deferred and recognized ratably over the contract period.

      For tailored software contracts, we provide significant consulting services to tailor the software to the customer’s environment. If we are able to reasonably estimate the level of effort and related costs to complete the contract, we utilize the percentage-of-completion method. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. If our ability to complete the tailored software is uncertain or if we cannot reasonably estimate the level of effort and related costs, completed contract accounting is applied. Losses, if any, are provided for in the period in which such losses are first identified by management. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is deferred based on vendor specific objective evidence of its fair value and is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to services and maintenance agreements and billings on long term contracts accounted for using the completed contract method and contracts awaiting final customer acceptance.

      In transactions that include multiple products and/or services, we allocate the sales value among each of the deliverables based on their relative fair values and recognize such revenue when they are delivered. We enter into two types of significant multi-element arrangements: tailored software arrangements, described above, and software sales with post-contract support. Revenue for undelivered support on software sales with post-contract support is deferred based on vendor specific objective evidence of the value of the support and recognized ratably over the support term.

Intangible Assets and Goodwill

      We have made a number of acquisitions in previous years, and as a result, identified significant intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows change and are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment, if any, based on the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment, if any, as the difference between the resulting implied fair value of goodwill and the recorded book value of the reporting unit.

      The estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Accounts Receivable

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or economic conditions were to deteriorate, resulting in an impairment of our customers’ ability to make payments, additional allowances may be required, with a resulting charge to results of operations.

Restructuring

      We provide reserves for severance benefits and estimated lease obligations net of estimated sublease income for abandoned and vacated facilities. Should actual severance benefits and lease obligations differ from our original estimates, excess reserves may be identified or additional reserves may be required, with a resulting benefit or charge to the results of operations.

Warranty

      We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and may result in additional benefits or charges to results of operations.

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

Deferred Taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Asset Impairments

Goodwill

      We elected to early adopt the provisions of FAS 142 effective October 1, 2001. Accordingly, we ceased the ratable amortization of goodwill on that date. We have elected to perform our annual impairment testing as required under FAS 142 on September 30 of each fiscal year.

      The economic downturn beginning in 2001 which impacted the semiconductor industry continued throughout fiscal 2002. Throughout fiscal 2002, we continued to monitor industry forecasts which suggested a recovery would occur in the near term. During the fourth quarter of fiscal 2002, updated industry forecasts indicated that the timing and speed of recovery for the sector would be much slower and later than had previously been anticipated. We performed our annual assessment of the carrying value of our goodwill under the provisions of FAS 142. Based on the updated projected industry growth rates and resulting discounted cash flow analyses of expectations of future earnings for each of the four reporting units over the remaining lives of the primary assets of each reporting unit, we concluded that the goodwill related to the equipment automation, factory automation hardware and factory automation software segments was impaired. This impairment in three segments resulted from reduced future earnings expectations due to the prolonged downturn in the semiconductor industry as well as uncertainty as to the timing and speed of recovery for the sector across all three of our semiconductor-related reporting units. Accordingly, we recorded a charge to operations in the fourth quarter of fiscal 2002 of $334.2 million for the write-down of goodwill: $174.1 million associated with the equipment automation segment, $123.8 million associated with the factory automation hardware segment and $36.3 million associated with the factory automation software segment.

      In fiscal 2003, the semiconductor industry downturn continued. Prior to the fourth quarter of fiscal 2003, there were no interim indicators of impairment as the market indicated the recovery of the semiconductor industry. We performed our annual impairment test under FAS 142 in the fourth quarter of fiscal 2003 using the present value of expected future cash flows. During this process estimates of revenue and expense were developed for each of our segments and as a whole based on internal as well as external market forecasts. Based on this analysis, we determined that the implied fair value of the factory automation hardware reporting unit’s goodwill was less than its book value and therefore recorded a charge of $40.0 million to write-down the value of this goodwill.

      In connection with a recent third party letter of intent to purchase the assets of our Specialty Equipment and Life Sciences Group, which makes up our “Other” segment, we assessed the potential impairment of goodwill in the segment. We considered the offer in the letter of intent as an indication of the fair value of the segment. Based on our analysis, we determined that the implied fair value of the “Other” reporting unit’s goodwill was $7.4 million less than its book value and recorded a charge to write-down the value of this goodwill in the fourth quarter. As there were no interim indicators of potential impairment of goodwill in our other segments, we performed our annual impairment test under FAS 142 in the fourth quarter of fiscal 2004 using the present value of expected cash flows. During this process detailed estimates of revenue and expense were developed for the segments based on internal as well as external market forecasts. Our analyses indicated no impairment of the goodwill in fiscal 2004 in these segments.

Other Long-Lived Assets

      In the fourth fiscal quarter of 2002, we performed an assessment of the carrying values of our intangible assets under the provisions of Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) due to the potential impairment indicated by the write-down of our goodwill. We determined that the lowest level of cash flows for the FAS 121 impairment test is each reporting unit. We performed an impairment analysis based on the undiscounted cash flows of expectations of future earnings for each of the reporting units over the remaining lives of the primary assets of each reporting unit, and determined that the various intangibles were impaired. Accordingly, we recorded a charge to operations of $145.1 million for the write-down of the following intangibles assets: $2.8 million for patents, $113.4 million for completed technology, $4.5 million for trademarks and trade names, $23.3 million for customer relationships and $1.1 million for license agreements and non-competition agreements. Of the total amount written down, $87.1 million was associated with the equipment automation segment, $38.2 million was associated with the factory automation hardware segment, $14.9 million was associated with the factory automation software segment and $4.9 million was associated with our other segment. This write-down resulted from reduced future earnings expectations due to the prolonged downturn in the semiconductor industry and uncertainty as to the timing and speed of recovery for the sector across all of our reporting units. The write-down of intangible assets of $145.1 million is included within “Asset impairment charges” in our Consolidated Statement of Operations for the year ended September 30, 2002.

Year Ended September 30, 2004, Compared to Year Ended September 30, 2003

Revenues

      We reported revenues of $539.8 million for the year ended September 30, 2004, compared to $343.6 million in the previous year, a 57.1% increase. The increase is consistent with and reflective of a large increase in demand for semiconductor capital equipment experienced in fiscal 2004. The increase in customer demand for our hardware and software products experienced during fiscal 2004 may not be indicative of future results as current industry forecasts indicate softening market demand.

      Our equipment automation segment reported revenues of $316.3 million in the year ended September 30, 2004, an increase of 83.3% from the prior year. This increase is attributable to increased shipments to our OEM customer base as demand for products from these customers has increased due to a higher demand for semiconductor capital equipment reflective of current industry trends. We expect near term revenues for our equipment automation segment to decrease slightly as compared to present levels as forecasted demand decreases.

      Our factory automation hardware segment reported a 19.8% increase, to $99.2 million, in the year ended September 30, 2004, compared to the previous year. The increase is primarily attributable to an increase in order volume and market demand, reflective of current industry trends of increased demand for semiconductor capital equipment. We expect near term revenues for our factory automation hardware segment to decrease slightly as compared to present levels as forecasted demand decreases.

      Our factory automation software segment reported revenues of $119.6 million, a 41.2% increase from $84.7 million in the prior year. The increase is primarily attributable to strong software license sales driven by increased market demand coupled with the completion and acceptance by the customer of a major European software project for approximately $17.3 million in the second quarter of fiscal 2004. We expect revenues for the next fiscal year for our factory automation software segment to slightly decline as compared to fiscal 2004 due to forecasted increases in base revenues offset by the absence of the significant European software project mentioned above that will not repeat in fiscal 2005. A significant portion of revenue for the factory automation software segment relates to maintenance contracts. Maintenance revenues are only slightly affected by an economic downturn, as customers typically continue to use previously purchased software products and renew related maintenance arrangements.

      Product revenues increased $175.8 million, or 76.9%, to $404.4 million, in the year ended September 30, 2004, from $228.6 million in the previous fiscal year. This increase is attributable to strong demand for our equipment automation and factory automation hardware products and our factory automation software license revenues reflective of industry trends of increased demand for semiconductor capital equipment in fiscal 2004. Product revenues for our equipment automation, factory automation hardware and factory automation software segments grew by 94.5%, 34.6% and 81.9%, respectively, from fiscal 2003 levels. Service revenues increased $20.3 million, or 17.7%, to $135.3 million. This increase is primarily attributable to the completion and acceptance by the customer of a major European software project for approximately $17.3 million in the second quarter of fiscal 2004. We were unable to make a reasonable and dependable estimate of the costs to fulfill this contract due to the complexity of the arrangement. As a result, we concluded that the completed contract method of accounting was required for this contract.

      Revenues outside the United States were $263.6 million, or 48.8% of revenues, and $171.2 million, or 49.8% of revenues, in the years ended September 30, 2004 and 2003, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.

      Deferred revenues of $34.6 million at September 30, 2004 consisted of $9.4 million related to deferred maintenance contracts and $25.2 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.

Gross Margin

      Gross margin increased to $204.3 million or 37.9% for the year ended September 30, 2004, compared to $103.7 or 30.2% for the previous year. Our equipment automation segment gross margin increased to $104.3 million or 33.0% in the year ended September 30, 2004, from $39.3 million or 22.7% in the prior year. The increase is primarily attributable to our plant consolidation and other cost reduction measures along with increased volumes resulting in more favorable absorption of fixed costs related to this segment. These improvements were offset by $22.1 million of contract automation systems revenues which have lower gross margins of 20.0%. Gross margin for our factory automation hardware segment increased to $26.2 million or 26.4% in the year ended September 30, 2004, from $15.5 million or 18.8% in the prior year. The increase is primarily the result of our plant consolidation and other cost reduction measures along with increased volumes resulting in more favorable absorption of fixed costs related to this segment. In addition, in the prior year, we completed several low margin projects which contributed to lower margins in fiscal 2003. Our factory automation software segment’s gross margin for the year ended September 30, 2004, increased to $72.3 million or 60.5%, compared to $48.4 million or 57.2% in the prior year. The increase is primarily the result of additional product mix of license revenue, which yield higher gross margins in the current year period and the favorable impact of our cost reduction measures, offset by the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004. There was no area of our business in which pricing pressure exerted an impact which was disproportionate with other competitive factors.

      Gross margin on product revenues was $160.1 million or 39.6% for the year ended September 30, 2004, compared to $58.4 million or 25.5% for the prior year. The increase in product margins is primarily attributable to the impact of our cost reduction measures along with a more favorable mix of OEM products and software license revenues which have higher gross margins.

      Gross margin on service revenues was $44.3 million or 32.7% for the year ended September 30, 2004, compared to $45.3 million or 39.4% in the previous year. The decrease is primarily the result of the services revenue mix partially offset by the positive impact of our cost reduction initiatives. Service revenues margins were impacted by lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.

Research and Development

      Research and development expenses for the year ended September 30, 2004, were $67.1 million, a decrease of $5.8 million, compared to $72.9 million in the previous year. Research and development expenses also decreased as a percentage of revenues, to 12.4%, from 21.2% in the prior year. The decrease in absolute spending and as a percentage of revenues is primarily the result of our cost reduction actions coupled with higher revenue levels against which these costs were measured. Our plan in hardware is to continue to invest in research and development to enhance existing products and develop new tool and factory hardware for the semiconductor industry. Our plan in software is to continue to invest in research and development to enhance existing factory automation products and develop new products for the semiconductor market, as well as invest in the development of manufacturing software for the flat panel display, high tech electronics, medical instrumentation, aerospace and defense, and automotive manufacturing industries. These investments will be focused on those research and development projects that are most consistent with our business realignment. We expect our future research and development expenses will continue at the present levels for fiscal 2005.

Selling, General and Administrative

      Selling, general and administrative expenses were $89.3 million for the year ended September 30, 2004, a decrease of $9.0 million, compared to $98.3 million in the prior year. Selling, general and administrative expenses decreased as a percentage of revenues, to 16.6% in the year ended September 30, 2004, from 28.6% in the previous year. Apart from the higher revenue levels against which these costs were measured, the decrease in absolute spending and as a percentage of revenues is primarily the result of our cost containment and reduction initiatives as well as the reversal of excess bad debt reserves of $2.1 million in fiscal 2004 as collections of overdue receivables have improved. This decrease is offset by higher expenses for incentive compensation plans that we have established, coupled with higher revenue levels against which these costs were measured. We expect that selling, general and administrative expense in fiscal 2005 will be relatively flat compared to fiscal 2004.

Amortization of Acquired Intangible Assets

      Amortization expense for acquired intangible assets totaled $3.7 million for the year ended September 30, 2004, compared to $4.7 million for the same prior year period. The reduction in amortization of acquired intangible assets is primarily attributable to certain assets reaching the end of their useful lives.

Goodwill Impairment Charges

      Goodwill impairment charges totaled $7.4 million for the year ended September 30, 2004 and consisted of the impairment of our goodwill related to our other segment that is pertaining to specialty equipment and life sciences products and services, as described previously in “Asset Impairments.”

      Goodwill impairment charges totaled $40.0 million for the year ended September 30, 2003 and consisted of the impairment of our goodwill related to our factory automation hardware segment, as described previously in “Asset Impairments.”

Restructuring and Acquisition-related Charges

      We recorded a charge to operations of $5.4 million in the year ended September 30, 2004, of which $0.1 million related to acquisitions and $5.3 million to restructuring costs. The $0.1 million related to acquisitions is comprised of $0.1 million of legal and consulting costs to integrate and consolidate acquired entities into our existing entities. The $5.3 million of restructuring costs consisted of $3.9 million related to workforce reductions of approximately 60 employees world wide, across all functions of the business and $1.4 million related to excess facilities. Excess facilities charges of $1.4 million consisted of $0.2 million for excess facilities identified in fiscal 2004 that were recorded to recognize the expected amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant, and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. Final exit costs for facilities abandoned in previous restructurings amounted to $0.7 million. The remaining $0.5 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. We believe that the cost reduction programs implemented will align costs with revenues at present levels. In the event we are unable to achieve this alignment, additional cost cutting programs may be required in the future. The accruals for workforce reductions are expected to be paid over the first six months of fiscal 2005. The facilities charges are expected to be paid over the remaining lease periods, expiring in fiscal 2010. These charges helped better align our cost structure. We estimate that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions will be approximately $5.6 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

      We recorded a charge to operations of $46.3 million in the year ended September 30, 2003, of which $6.2 million related to acquisitions, $6.1 million related to the write-off of capitalized costs associated with cancelled internal systems applications and infrastructure programs, and $34.0 million to restructuring costs. Of this amount, $27.0 million related to workforce reductions of approximately 1,000 employees and $12.8 million related to excess facilities. Excess facilities charges of $12.8 million consisted of $2.7 million for excess facilities identified in fiscal 2003 that were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is vacant and there are no plans to utilize the facilities. Costs incurred prior to vacating the facilities were charged to operations. The remaining $10.1 million represents a reevaluation of assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms are based on management’s evaluation of the rental space available. Periodically, the accruals related to restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously accrued and recorded initiatives. During fiscal 2003, we identified $4.7 million of excess accruals associated with headcount reduction plans previously announced and implemented and $1.2 million of excess accruals for other restructuring costs. The final costs associated with these actions were lower than originally anticipated and accrued. As a result, the excess accruals for these actions were reversed, with a corresponding reduction to restructuring expense. The $6.2 million related to acquisitions is comprised of the $3.2 million loss on the disposition of our Swiss subsidiary, associated legal costs of $0.5 million and $2.5 million of legal, relocation and consulting costs to integrate and consolidate acquired entities into our existing entities. These charges helped better align our cost structure. We estimate that salary and benefit savings across all expense categories as a result of these actions were approximately $42.0 million annually. The impact of these reduction activities on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months. We estimate annual facilities savings were approximately $3.0 million principally within our cost of sales as a result of these actions.

Interest Income and Expense

      Interest income increased by $0.9 million, to $5.0 million, in the year ended September 30, 2004, from $4.1 million the previous year. This increase is due primarily to higher cash balances that were available for investment offset by lower interest rates that were realized on our investment balances. Interest expense of $9.5 million and $10.0 million for the years ended September 30, 2004 and 2003, respectively, relates primarily to the 4.75% Convertible Subordinated Notes.

Other (Income) Expense

      Other expense decreased by $15.4 million, to $0.9 million, in the year ended September 30, 2004, from $16.3 million the previous year. Other expense for the year ended September 30, 2004 consisted primarily of the settlement of an arbitration proceeding in Israel of $0.7 million and realized losses on foreign currency transactions during the year. Other expense in the year ended September 30, 2003 consisted primarily of losses we incurred as a result of the disposal of the Shinsung warrants and shares in the amount of $11.6 million and $3.0 million, respectively, and realized losses on foreign currency transactions.

Income Tax Provision

      We recorded an income tax provision of $8.1 million in the year ended September 30, 2004 and an income tax provision of $4.9 million in the year ended September 30, 2003. The tax provision recorded in fiscal 2004 and 2003 is attributable to foreign income and withholding taxes. As a result of recognizing an operating loss during the year ended September 30, 2002, and the continuing uncertainty in the semiconductor sector, we determined that it was more likely than not that the net deferred tax assets would not be realized and recorded a full valuation allowance at September 30, 2002. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2003 and 2004, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Year Ended September 30, 2003, Compared to Year Ended September 30, 2002

Revenues

      We reported revenues of $343.6 million for the year ended September 30, 2003, compared to $304.3 million in the previous year, a 12.9% increase. The increase in revenues was principally attributable to a full year of incremental revenue from the acquisitions consummated during fiscal 2002 of $39.3 million offset by the downturn that affected the semiconductor industry throughout the year.

      Our equipment automation segment reported revenues of $172.6 million in the year ended September 30, 2003, an increase of 16.2% from the prior year. This increase was attributable to a full year of incremental revenues from fiscal 2002 acquisitions of $5.5 million and a slight increase in demand for our core business products in this segment. Our factory automation hardware segment reported a 22.7% increase, to $82.8 million, in the year ended September 30, 2003, compared to the previous year. The increase is attributable to a full year of incremental revenues from fiscal 2002 acquisitions of $35.4 million offset by the downturn in the semiconductor industry for our core business. Our factory automation software segment reported revenues of $84.7 million, a slight increase from $84.5 million in the prior year. Revenues were positively impacted by a full year of incremental revenues from fiscal 2002 acquisitions of $9.4 million offset by the downturn in the semiconductor industry for our core business.

      Product revenues increased $19.9 million, or 9.5%, to $228.6 million, in the year ended September 30, 2003, from $208.7 million in the previous fiscal year. This increase was attributable to a full year of incremental revenues from fiscal 2002 acquisitions. Service revenues increased $19.4 million, or 20.3%, to $115.0 million. This increase was primarily attributable to a full year of incremental revenues from fiscal 2002 acquisitions.

      Revenues outside the United States were $171.2 million, or 49.8% of revenues, and $146.5 million, or 48.2% of revenues, in the years ended September 30, 2003 and 2002, respectively.

      Deferred revenues of $33.7 million at September 30, 2003 consisted of $6.6 million related to deferred maintenance contracts and $27.1 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.

Gross Margin

      Gross margin increased to $103.7 million or 30.2% for the year ended September 30, 2003, compared to $83.0 million or 27.3% for the previous year. The increase was primarily the result of our plant consolidation and cost reduction measures.

      Our equipment automation segment gross margin increased to $39.3 million or 22.7% in the year ended September 30, 2003, from $24.1 million or 16.2% in the prior year. Gross margin for our factory automation hardware segment increased to $15.5 million or 18.8% in the year ended September 30, 2003, from $10.6 million or 15.7% in the prior year. The increases above were primarily the result of our plant consolidation and other cost reduction measures. Our cost reduction programs included a reduction in field service personnel as well as certain fixed costs, such as facility costs which principally improved our services margin. We also experienced an increased volume of spare parts revenue as a result of our additional product offerings arising from the PRI acquisition and the resulting larger installed base of customers. Our factory automation software segment’s gross margin for the year ended September 30, 2003, increased to $48.4 million or 57.2%, compared to $47.8 million or 56.6% in the prior year. The change was not significant.

      Gross margin on product revenues was $58.4 million or 25.5% for the year ended September 30, 2003, compared to $57.5 million or 27.6% for the prior year. The decrease in gross margin percent was primarily attributable to the lower manufacturing utilization we experienced in connection with the continuing downturn in the semiconductor industry. We experienced low gross margins on our factory automation hardware products primarily as the result of the completion of several low margin projects acquired as a result of the PRI acquisition.

      Gross margin on service revenues increased to $45.3 million or 39.3% for the year ended September 30, 2003, from $25.5 million or 26.7% in the previous year. The increase was primarily a result of our cost reduction initiatives which included a reduction in field service personnel as well as certain fixed costs, such as facility costs. The increase was also due to an increased volume of spare parts revenue as a result of our additional product offerings primarily due to the PRI acquisition, and the resulting larger installed base of customers.

Research and Development

      Research and development expenses for the year ended September 30, 2003, were $72.9 million, a decrease of $2.2 million, compared to $75.1 million in the previous year. Research and development expenses also decreased as a percentage of revenues, to 21.2%, from 24.7% in the prior year. The decrease in absolute spending and as a percentage of revenues was primarily the result of our cost reduction actions.

Selling, General and Administrative

      Selling, general and administrative expenses were $98.3 million for the year ended September 30, 2003, a decrease of $2.9 million, compared to $101.2 million in the prior year. Selling, general and administrative expenses decreased as a percentage of revenues, to 28.6% in the year ended September 30, 2003, from 33.3% in the previous year. The decrease in absolute spending and as a percentage of revenues was primarily the result of our cost reduction activities including headcount reductions.

Amortization of Acquired Intangibles

      Amortization expense for acquired intangible assets totaled $4.7 million for the year ended September 30, 2003, compared to $20.3 million for the same prior year period. The reduction in amortization of acquired intangible assets is primarily attributable to the impairment charge recorded against intangible assets in the fourth quarter of fiscal 2002 which reduced the carrying value and on-going amortization.

Goodwill Impairment Charges

      Goodwill impairment charges totaled $40.0 million for the year ended September 30, 2003 and consisted of the impairment of our goodwill related to our factory automation hardware segment, as described previously in “Asset Impairments.”

      Goodwill impairment charges totaled $334.2 million for the year ended September 30, 2002 and consisted of the impairment of our goodwill, as described previously in “Asset Impairments.”

Asset Impairment Charges

      Asset impairment charges totaled $145.1 million for the year ended September 30, 2002 and consisted of the impairment of our identifiable intangible assets, as described previously in “Asset Impairments.”

Restructuring and Acquisition-related Charges

      We recorded a charge to operations of $46.3 million in the year ended September 30, 2003, of which $6.2 million related to acquisitions, $6.1 million related to the write-off of capitalized costs associated with cancelled internal systems applications and infrastructure programs, and $34.0 million related to restructuring costs. Of this amount, $27.0 million related to workforce reductions of approximately 1,000 employees and $12.8 million related to excess facilities. Excess facilities charges of $12.8 million consisted of $2.7 million for excess facilities identified in fiscal 2003 that were recorded to recognize the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facilities. Costs incurred prior to vacating the facilities were charged to operations. The remaining $10.1 million represents a reevaluation of assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms are based on management’s evaluation of the rental space available. Periodically, the accruals related to restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously accrued and recorded initiatives. During fiscal 2003, we identified $4.7 million of excess accruals associated with headcount reduction plans previously announced and implemented and $1.2 million of excess accruals for other restructuring costs. The final costs associated with these actions were lower than originally anticipated and accrued. As a result, the excess accruals for these actions were reversed, with a corresponding reduction to restructuring expense. The $6.2 million related to acquisitions is comprised of the $3.2 million loss on the disposition of our Swiss subsidiary, associated legal costs of $0.5 million and $2.5 million of legal, relocation and consulting costs to integrate and consolidate acquired entities into our existing entities. These charges helped better align our cost structure. We estimate that salary and benefit savings across all expense categories as a result of these actions were approximately $42.0 million annually. The impact of these cost reduction activities on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months. We estimate annual facilities savings were approximately $3.0 million principally within our cost of sales as a result of these actions.

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

      Restructuring costs of $13.5 million for former PRI employees, $11.1 million for PRI facilities and $2.3 million for other costs were accrued as part of the purchase accounting for the PRI acquisition, relating to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel. We anticipated headcount reductions of approximately 325 people across all functional areas of the combined company and, as such, included an estimated accrual for workforce reductions of $13.5 million comprised of severance, employee benefits and outplacement support. The former chief executive officer of PRI entered into a non-competition agreement with us, which became effective upon completion of the combination and required a total payment of $1.1 million over a two-year period. We also identified redundant facilities consisting of sales and support offices, manufacturing facilities and administrative offices. As such, an accrual of $11.1 million to terminate lease obligations under these agreements was provided. These payments represent the fair value of the minimum rental commitment on facilities with lease terms to 2011. As discussed above, we accrued an additional $10.1 million in fiscal 2003 related to these facilities. In addition, we accrued $1.2 million for amounts to be incurred subsequent to the acquisition related to legal costs to close subsidiaries of PRI.

Interest Income and Expense

      Interest income decreased by $5.7 million, to $4.1 million, in the year ended September 30, 2003, from $9.8 million the previous year. This decrease is due primarily to lower cash balances that were available for investment and lower interest rates that were realized on our investment balances. Interest expense of $10.0 million for the year ended September 30, 2003 relates primarily to the 4.75% Convertible Subordinated Notes. Interest expense of $10.3 million in the prior year relates primarily to the 4.75% Convertible Subordinated Notes and imputed interest on notes payable related to the e-Diagnostics and SimCon acquisitions. The notes issued for these acquisitions were settled on July 26, 2002 and May 14, 2002, respectively.

Other (Income) Expense

      Other expense increased by $17.2 million, to $16.3 million, in the year ended September 30, 2003, from $0.9 million of net other income the previous year. We incurred losses as a result of the disposal of the Shinsung warrants and shares in the amount of $11.6 million and $3.0 million, respectively.

Income Tax Provision (Benefit)

      We recorded a net income tax provision of $4.9 million in the year ended September 30, 2003 and net income tax provision of $92.8 million in the year ended September 30, 2002. The tax provision recorded in fiscal 2003 was primarily due to foreign withholding taxes. The tax provision recorded in fiscal 2002 was primarily due to the recording of a full valuation allowance of $106.7 million against our net deferred tax assets.

      During 2002, we monitored the realizability of our deferred tax assets. We completed the acquisitions of GPI, Tec-Sem, Zygo, Fab Air, IAS, Hermos and PRI during the year ended September 30, 2002. The acquisition of PRI, the most significant of these transactions, was effective on May 14, 2002. The enlarged company was expected to be profitable based on the implementation of restructuring and cost cutting measures designed to realize the synergies from the combined companies and accordingly we determined the realizability of our deferred tax assets at this time to be more likely than not.

      The economic slowdown in the semiconductor industry continued into our fourth quarter of fiscal 2002 and updated industry forecasts at this time indicated that the timing and speed of recovery for the sector would be much slower and later than had previously been anticipated, resulting in a downturn of longer and deeper magnitude than had previously been experienced in the semiconductor sector. Given these updated industry forecasts in our fourth fiscal quarter of a continuing state of lower expectations of future revenues and earnings for the foreseeable future, together with the determination that the merger with PRI required significantly more consolidation and restructuring activity than anticipated, our updated projections forecasted a loss in fiscal 2003. Given the magnitude of the loss in fiscal 2002, the loss in fiscal 2001 and the projected loss in fiscal

2003, we determined that it was more likely than not that deferred tax assets would not be realized. Accordingly, we recorded a full valuation allowance against our net deferred tax assets in the fourth quarter of fiscal 2002.

Liquidity and Capital Resources

      Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry experienced such a downturn that extended from 2001 well into 2003. The downturn affected revenues, gross margins and operating results. In response to this downturn, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. We believe that the cost reduction programs implemented have aligned costs with revenues. In the event we are unable to sustain this alignment, additional cost cutting programs may be required in the future. The cyclical nature of the industry make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.

      At September 30, 2004, we had cash, cash equivalents and marketable securities aggregating $329.1 million. This amount was comprised of $193.3 million of cash and cash equivalents, $62.1 million of investments in short-term marketable securities and $73.7 million of investments in long-term marketable securities.

      At September 30, 2003, we had cash, cash equivalents and marketable securities aggregating $199.1 million. This amount was comprised of $125.0 million of cash and cash equivalents, $4.5 million of investments in short-term marketable securities and $69.7 million of investments in long-term marketable securities.

      Cash and cash equivalents were $193.3 million at September 30, 2004, an increase of $68.3 million from September 30, 2003. This increase in cash and cash equivalents was primarily due to cash provided by operations of $8.9 million and $130.2 million of net proceeds from the issuance of common stock offset by net purchases of marketable securities of $62.5 million and $8.2 million used for capital additions.

      Cash provided by operations was $8.9 million for the year ended September 30, 2004, and was primarily attributable to our net income of $17.7 million, adjusted for non-cash depreciation and amortization of $17.5 million, a charge for the impairment of goodwill of $7.4 million, compensation expense related to common stock and options of $1.8 million. These adjustments were offset by net working capital changes resulting in a usage of cash of $44.7 million. This change in working capital was primarily the result of increased accounts receivable balances of $54.0 million and an increased inventory balance of $17.7 million. The increase in accounts receivable is a result of our increased revenue levels in the current fiscal year. Our days sales outstanding decreased to 70 days at September 30, 2004 from 78 days at September 30, 2003, as a result of our continued emphasis on collection efforts. Increased inventory levels of $17.7 million are a result of the increased need for inventory to manage current revenue levels and are reflective of increased balances of deferred inventory located at customer sites waiting for acceptance. Net payments for restructuring costs of $9.1 million represent continued payments of severance benefits and lease payments on our vacated facilities. Other changes in working capital included increased accounts payable levels of $18.0 million, increased accrued compensation and benefits of $10.6 million resulting from accruals for variable cash compensation plans and decreases in prepaid expenses and other current assets of $8.4 million as a result of the recognition of deferred project costs in the current year resulting from the completion and acceptance by the customer of a major project for our factory automation software segment.

      Cash used by investing activities was $70.7 million for the year ended September 30, 2004, and is principally comprised of net purchases of marketable securities of $62.5 million and $8.2 million used for capital additions.

      Cash provided by financing activities was $130.1 million for the year ended September 30, 2004, and is primarily comprised of $130.2 million of proceeds from issuances of our common stock of $124.3 million related to the common stock offering during the year and $5.9 million from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock offset by $0.1 million for the payment of long-term debt.

      On May 23, 2001, we completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1 of each year. We made its first interest payment on December 1, 2001. The notes will mature on June 1, 2008. We may redeem the notes at stated premiums. Holders may require us to repurchase the notes upon a change in control of us in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to our senior indebtedness and structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

      While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.

      At September 30, 2004, we had approximately $0.5 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

      Our contractual obligations consist of the following (in thousands):

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$14,797	$3,482	$4,696	$3,187	$3,432
Operating leases — exited facilities	26,412	5,703	8,125	7,528	5,056
Retirement benefit	10,148	10,148	—	—	—
Purchase commitments	34,546	34,546	—	—	—
Debt	175,025	11	14	175,000	—
Interest on convertible subordinated notes	33,250	8,313	16,625	8,312	—

Total contractual obligations	$294,178	$62,203	$29,460	$194,027	$8,488

      We have an accrual of $9.9 million related to the retirement benefit to be paid to our former Chief Executive Officer under the terms of his employment agreement. The amount payable is earned over time and due immediately upon his retirement. In accordance with his current employment contract, the full retirement benefit as determined by the employment agreement of $10.1 million is due January 1, 2005.

      We have non-cancelable contracts and purchase orders for inventory of $34.5 million at September 30, 2004.

      We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business.

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

      In September 2004, the Emerging Issues Task Force issued EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) which addressed issuances of contingently convertible debt instruments (CCDIs), exactly which periods a CCDI impacts EPS when the conversion trigger is tripped and the condition that should be used to determine whether the if-converted method should be applied if the conversion condition changes. These securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met. The provisions of this Issue are expected to be effective for periods ending after December 15, 2004. This consensus would be applied retroactively to instruments outstanding at the date of adoption, effectively restating previously reported EPS. The adoption of the provisions of EITF 04-08 will reduce diluted EPS to the extent our convertible debt is dilutive but is not expected to have any impact on our previously reported EPS.

      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

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

Risks Relating to Our Industry

Due in part to the cyclical nature of the semiconductor manufacturing industry and related industries, we have recently incurred substantial operating losses and may have future losses.

      Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us from the third quarter of fiscal 2001 until the beginning of calendar 2004. As a result of that downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. That reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Although our business became profitable during 2004, there appears to be a downward trend again developing in the semiconductor industry. We could experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability. We cannot assure you as to whether we will be able to sustain the profitability we have recently achieved.

Risks Relating to Brooks

Our operating results could fluctuate significantly, which could negatively impact our business.

      Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry and the markets upon which it depends or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions, divestitures or other strategic transactions;

•	our ability to reduce our costs due to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.

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

      Primarily in response to reduced demand for our products, during the recent downturn in the semiconductor industry, we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. Although we had net income in fiscal 2004 when the semiconductor industry rebounded, we cannot assure you that these cost reductions will be sufficient to offset the reduced sales levels we may experience in fiscal 2005 in the face of a potential new downturn. Our failure to adequately reduce our costs, without our products sales levels staying at least level with fiscal 2004, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities may have harmed us because they may have resulted in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.

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

      For the year ended September 30, 2004, approximately 49% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

      We have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies and realizing the anticipated synergies of the combined businesses;

•	defining and executing a comprehensive product strategy;

•	managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

•	the potential loss of key employees, customers and strategic partners of acquired companies;

•	unanticipated problems or latent liabilities, such as problems with the quality of the installed base of the target company’s products;

•	problems associated with compliance with the target company’s existing contracts;

•	difficulties in managing geographically dispersed operations; and

•	the diversion of management’s attention from normal daily operations of the business.

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

Failure to retain key personnel could impair our ability to execute our business strategy.

      The continuing service of our executive officers and essential engineering, technical and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among engineering and technical personnel and we were unable to replace them.

Risks Relating to Our Customers

We face substantial competition which may lead to price pressure and otherwise adversely affect our sales.

      We face substantial competition throughout the world in each of our product areas. Our primary competitors range from large companies such as Asyst/ Shinko, Daifuku, HP/Compaq, IBM, Murata, Rorze, TDK and Yaskawa to smaller, regional companies. We also compete with OEM manufacturers, such as Applied Materials, that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.

      We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 39% of our total revenues in fiscal 2004, 37% in fiscal 2003 and 33% in fiscal 2002. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.

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

Customers generally do not make long term commitments to purchase our products and our customers may cease purchasing our products at any time.

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

Our stock price is volatile.

      The market price of our common stock has fluctuated widely. For example, between May 14, 2002 and September 30, 2002, the closing price of our common stock dropped from approximately $39.55 to $11.45 per share and between April 14, 2003 and September 8, 2003, the price of our common stock rose from approximately $7.80 to $27.68 per share. During fiscal 2004 our stock price fluctuated between a high of $27.30 per share and a low of $11.62 per share. The market price of our common stock reached a low of approximately $7.59 on April 11, 2003. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor industry or the industries upon which it depends;

•	general economic conditions;

•	political changes, hostilities or health risks such as SARS;

•	low trading volume of our common stock; and

•	the number of firms making a market in our common stock.

      In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.

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

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of our revenues. Our top ten largest customers account for 39% of revenues. Our top twenty largest customers account for slightly more than 50% of revenues. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses.

Interest Rate Exposure

      At September 30, 2004, we had no variable interest rate debt, accordingly, a 10% change in the effective interest rate percentage would impact interest income although it would not materially affect the consolidated results of operations or financial position.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Brooks Automation, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

November 3, 2004

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets
Cash and cash equivalents	$193,281	$124,999
Marketable securities	62,086	4,482
Accounts receivable, net	124,004	69,374
Inventories	71,891	53,212
Prepaid expenses and other current assets	9,873	17,946

Total current assets	461,135	270,013
Property, plant and equipment, net	58,810	64,825
Long-term marketable securities	73,743	69,651
Goodwill	62,034	68,958
Intangible assets, net	6,929	10,592
Other assets	8,388	9,206

Total assets	$671,039	$493,245

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$11	$98
Accounts payable	45,086	26,770
Deferred revenue	34,568	33,686
Accrued warranty and retrofit costs	12,054	11,809
Accrued compensation and benefits	25,626	14,808
Accrued retirement benefit	9,899	9,899
Accrued restructuring costs	6,654	10,908
Accrued income taxes payable	16,015	10,165
Accrued expenses and other current liabilities	17,085	16,714

Total current liabilities	166,998	134,857
Long-term debt	175,014	175,025
Accrued long-term restructuring	13,536	18,359
Other long-term liabilities	1,678	1,467

Total liabilities	357,226	329,708

Commitments and contingencies (Note 19)
Minority interests	918	707

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 1 share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,691,844 and 37,266,181 shares issued and outstanding at September 30, 2004 and 2003, respectively	447	373
Additional paid-in capital	1,233,526	1,102,215
Deferred compensation	(24)	(1,014)
Accumulated other comprehensive income	12,359	12,390
Accumulated deficit	(933,413)	(951,134)

Total stockholders’ equity	312,895	162,830

Total liabilities, minority interests and stockholders’ equity	$671,039	$493,245

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,

	2004	2003	2002

	(In thousands, except per share data)
Revenues
Product	$404,438	$228,599	$208,666
Services	135,331	115,011	95,588

Total revenues	539,769	343,610	304,254

Cost of revenues
Product	244,380	170,193	151,147
Services	91,065	69,751	70,063

Total cost of revenues	335,445	239,944	221,210

Gross profit	204,324	103,666	83,044

Operating expenses
Research and development	67,133	72,894	75,055
Selling, general and administrative	89,347	98,308	101,205
Amortization of acquired intangible assets	3,663	4,654	20,317
Goodwill impairment charges	7,421	39,951	334,184
Asset impairment charges	—	—	145,069
Restructuring and acquisition-related charges	5,356	46,257	35,032

Total operating expenses	172,920	262,064	710,862

Income (loss) from operations	31,404	(158,398)	(627,818)
Interest income	4,984	4,067	9,840
Interest expense	9,492	10,042	10,290
Other expense (income), net	911	16,267	(856)

Income (loss) before income taxes and minority interests	25,985	(180,640)	(627,412)
Income tax provision	8,053	4,906	92,816

Income (loss) before minority interests	17,932	(185,546)	(720,228)
Minority interests in income (loss) of consolidated subsidiaries	211	214	(274)

Net income (loss)	$17,721	$(185,760)	$(719,954)

Earnings (loss) per share
Basic	$0.41	$(5.05)	$(27.90)
Diluted	$0.41	$(5.05)	$(27.90)
Shares used in computing earnings (loss) per share
Basic	43,006	36,774	25,807
Diluted	43,469	36,774	25,807

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common	Common	Additional			Other		Total
	Stock	Stock at	Paid-in	Deferred	Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Compensation	Income (Loss)	Income (Loss)	Deficit	Equity

	(In thousands, except share data)
Balance September 30, 2001	18,903,165	$189	$471,991	$(5)		$(2,586)	$(45,420)	$424,169
Shares issued under stock option and purchase plans	429,928	4	8,025					8,029
Common stock issued in acquisitions	16,866,240	169	537,561					537,730
Stock options converted in acquisitions			77,149					77,149
Deferred compensation				(15,209)				(15,209)
Amortization of deferred compensation				1,793				1,793
Comprehensive income (loss):
Net loss					$(719,954)		(719,954)	(719,954)
Currency translation adjustments					3,807	3,807		3,807
Unrealized loss on investment in Shinsung					(9,279)	(9,279)		(9,279)

Comprehensive loss					$(725,426)

Balance September 30, 2002	36,199,333	362	1,094,726	(13,421)		(8,058)	(765,374)	308,235
Shares issued under stock option and purchase plans	545,172	6	6,128					6,134
Common stock issued in acquisitions	521,676	5	5,257					5,262
Deferred compensation			(3,896)	3,896				—
Amortization of deferred compensation				8,511				8,511
Comprehensive income (loss):
Net loss					$(185,760)		(185,760)	(185,760)
Currency translation adjustments					10,625	10,625		10,625
Unrealized gain on marketable securities					544	544		544
Unrealized gain on investment in Shinsung					9,279	9,279		9,279

Comprehensive loss					$(165,312)

Balance September 30, 2003	37,266,181	373	1,102,215	(1,014)		12,390	(951,134)	162,830
Shares issued under stock option and purchase plans	487,161	5	5,917					5,922
Common stock offering	6,900,000	69	124,213					124,282
Common stock issued in acquisitions	38,502	—	1,181					1,181
Amortization of deferred compensation				990				990
Comprehensive income (loss):
Net income					$17,721		17,721	17,721
Currency translation adjustments					928	928		928
Unrealized loss on marketable securities					(959)	(959)		(959)

Comprehensive income					$17,690

Balance September 30, 2004	44,691,844	$447	$1,233,526	$(24)		$12,359	$(933,413)	$312,895

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$17,721	$(185,760)	$(719,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,541	30,972	37,402
Impairment of assets	7,421	46,012	479,253
Compensation expense related to common stock options and stock based compensation expense	1,762	9,365	1,794
Impairment/loss on disposal of Shinsung	—	14,568	—
Deferred income taxes	—	—	96,748
Amortization of debt discount and issuance costs	839	839	628
Minority interests	211	214	(274)
Loss on disposal of long-lived assets	505	4,870	1,720
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(53,960)	20,191	43,241
Inventories	(17,744)	25,468	16,418
Prepaid expenses and other current assets	8,376	(2,035)	3,876
Accounts payable	17,967	(3,960)	(2,494)
Deferred revenue	(91)	7,383	1,928
Accrued warranty and retrofit costs	231	(6,813)	7,249
Accrued compensation and benefits	10,621	(3,961)	(4,336)
Accrued restructuring costs	(9,123)	(4,454)	(4,469)
Accrued expenses and other current liabilities	6,578	(1,229)	(14,389)

Net cash provided by (used in) operating activities	8,855	(48,330)	(55,659)

Cash flows from investing activities
Purchases of fixed assets	(8,203)	(13,810)	(23,660)
Acquisition of businesses, net of cash acquired	—	400	(16,195)
Proceeds from sale of business line	—	550	—
Purchases of marketable securities	(231,687)	(74,878)	(74,559)
Sale/maturity of marketable securities	169,141	121,729	123,599
Proceeds from sale of long-lived assets	—	8,420	57
(Increase) decrease in other assets	—	1,182	968

Net cash provided by (used in) investing activities	(70,749)	43,593	10,210

	Year ended September 30,

	2004	2003	2002

	(In thousands)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	153	—
Payments of long-term debt and capital lease obligations	(98)	(119)	(587)
Proceeds from issuance of common stock, net of issuance costs	130,203	6,134	8,029

Net cash provided by financing activities	130,105	6,168	7,442

Effects of exchange rate changes on cash and cash equivalents	71	(1,729)	3,065

Net increase (decrease) in cash and cash equivalents	68,282	(298)	(34,942)
Cash and cash equivalents, beginning of year	124,999	125,297	160,239

Cash and cash equivalents, end of year	$193,281	$124,999	$125,297

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,653	$9,200	$8,560
Cash paid (received) during the year for income taxes, net of refunds	$2,237	$6,100	$(5,339)
Supplemental disclosure of noncash financing and investing activities
Settlement of notes related to acquisitions in exchange for common stock	$—	$—	$17,750

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

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

      On May 16, 2003, the Company sold 81% of the common stock of Brooks-PRI Automation (Switzerland) GmbH (“Brooks Switzerland”) for $1.3 million, less $0.8 million of cash held by Brooks Switzerland on that date. Brooks Switzerland held the technology and assets associated with the former Tec-Sem A.G. (“Tec-Sem”) acquisition on October 9, 2001. The Company retained a 19% equity interest in Brooks Switzerland and retained ownership of certain technology associated with semiconductor lithography. The Company accounts for this equity interest under the equity method of accounting.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      In June 1999, the Company formed a joint venture in Korea. This joint venture is 70% owned by the Company and 30% owned by third parties unaffiliated with the Company. The Company consolidates fully the financial position and results of operations of the joint venture and accounts for the minority interest in the consolidated financial statements.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include bad debts, inventories, intangible assets, goodwill, income taxes, warranty obligations and the adequacy of restructuring reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2004 and 2003, cash equivalents were $88.8 million and $73.0 million, respectively. Cash equivalents are held at fair value.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top twenty largest customers account for slightly more than 50% of revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

Accounts Receivable and Allowance for Doubtful Accounts

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 120 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      During fiscal 2004, the Company reversed excess bad debt reserves of $2.1 million as a result of improved collections on overdue receivables.

Inventories

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The Company provides inventory reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology and other economic factors.

Fixed Assets and Impairment of Long-lived Assets

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

      The Company periodically evaluates the recoverability of long-lived assets, including its intangible assets, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their book value, an impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

      When an asset is retired, the cost of the asset disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of operating profit (loss).

Intangible Assets and Goodwill

      Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the estimated economic life of the patents. As of September 30, 2004 and 2003, the net book value of the Company’s patents was $0.3 million and $0.4 million, respectively.

      Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses the Company acquired. The Company performs an annual impairment test of its goodwill as required under the provisions of FAS 142 on September 30 of each fiscal year unless interim indicators of impairment exist.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	3 – 5 years
Completed technology	2 – 10 years
License agreements	5 years
Trademarks and trade names	3 – 5 years
Non-competition agreements	3 – 5 years
Customer relationships	4 – 7 years

Revenue Recognition

      Product revenues are associated with the sale of equipment automation systems and components, the sale of factory automation hardware products, and the sale of factory automation software licenses. Service revenues are associated with hardware-related field service, training, software maintenance and software-related consulting and integration services.

      Revenue from product sales that do not involve significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. If the arrangement contains extended payment terms, revenue is recognized as the payments become due. Shipping terms are customarily FOB shipping point. Costs incurred for shipping and handling and reimbursable expenses are included in revenues and cost of sales. A provision for product warranty costs is recorded to estimate costs associated with warranty liabilities. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.

      Revenue from the sale of off-the-shelf software licenses is recognized upon delivery to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is probable, and there are no unusual acceptance criteria or extended payment terms. If the arrangement contains acceptance criteria or testing, then revenue is recognized upon acceptance or the successful completion of the testing. If the arrangement contains extended payment terms, revenue is recognized as the payments become due. Revenue related to post-contract support is deferred based on vendor-specific objective evidence of the value of the support and recognized ratably over the contract period.

      For tailored software contracts, the Company provides significant consulting services to tailor the software to the customer’s environment. If the Company is able to reasonably estimate the level of effort and related costs to complete the contract, the Company utilizes the percentage-of-completion method. If the ability of the Company to complete the tailored software is uncertain or if the Company cannot reasonably estimate the level of effort and related costs, completed contract accounting is applied. Revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known. Losses, if any, are provided for in the period in which such losses are first identified by management. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is deferred based on vendor specific objective evidence of its fair value and is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to unearned revenues for services and maintenance agreements and amounts billed on long term contracts accounted for using the completed contract method.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      In transactions that include multiple products and/or services, the Company allocates the sales value among each of the deliverables based on their relative fair values and recognizes such revenue when they are delivered. The Company enters into two types of significant multi-element arrangements: tailored software arrangements, described above, and software sales with post-contract support. Revenue for the undelivered support on software sales with post-contract support is deferred based on vendor specific objective evidence of the value of the support and recognized ratably over the term of support.

Warranty

      The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims.

Research and development expenses

      Research and development costs are charged to expense when incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products, typically three years. The Company did not capitalize any such costs during fiscal 2004, 2003 or 2002.

Stock-Based Compensation

      The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by FAS 148, for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with FAS 123 and related interpretations.

      The following pro forma information regarding net income (loss) has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method under FAS 123.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,

	2004	2003	2002

Risk-free interest rate	2.6% - 3.3%	2.2% - 2.7%	2.2% - 4.9%
Volatility	70%	82%	84%
Expected life (years)	4.0	4.0	4.0
Dividend yield	0%	0%	0%

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The fair value of each employee stock purchase right was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,

	2004	2003	2002

Risk-free interest rate	1.6%	1.3%	2.2%
Volatility	55%	75%	67%
Expected life	6 months	6 months	6 months
Dividend yield	0%	0%	0%

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Year Ended September 30,

	2004	2003	2002

Net income (loss), as reported	$17,721	$(185,760)	$(719,954)
Add stock-based employee compensation expense included in reported net income (loss)	990	8,511	1,794
Deduct pro forma stock-based compensation expense	30,148	23,432	54,046

Pro forma net loss	$(11,437)	$(200,681)	$(772,206)

Earnings (loss) per share
Basic earnings (loss) per share, as reported	$0.41	$(5.05)	$(27.90)

Diluted earnings (loss) per share, as reported	$0.41	$(5.05)	$(27.90)

Basic loss per share, pro forma	$(0.27)	$(5.46)	$(29.92)

Diluted loss per share, pro forma	$(0.26)	$(5.46)	$(29.92)

      Because most options vest over several years and additional option grants are expected to be made subsequent to September 30, 2004, the results of applying the fair value method may have a materially different effect on pro forma net loss in future years.

Income Taxes

      The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgement is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Fair Value of Financial Instruments

      The Company’s financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at September 30, 2004 and 2003. The Company’s financial instruments also include its convertible notes. At September 30, 2004, the estimated fair value of the Company’s convertible notes was approximately $167.6 million compared to the carrying value of $175.0 million. The estimated fair value of the convertible notes is based on the quoted market price of the convertible notes on September 30, 2004.

Reclassifications

      Certain reclassifications have been made in the 2003 and 2002 Consolidated Financial Statements to conform to the 2004 presentation.

Recent Accounting Pronouncements

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

      In September 2004, the Emerging Issues Task Force issued EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) which addressed issuances of contingently convertible debt instruments (CCDIs), exactly which periods a CCDI impacts EPS when the conversion trigger is tripped and the condition that should be used to determine whether the if-converted method should be applied if the conversion condition changes. These securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met. The provisions of this Issue are expected to be effective for periods ending after December 15, 2004. This consensus would be applied retroactively to instruments outstanding at the date of adoption, effectively restating previously reported EPS. The adoption of the provisions of EITF 04-08 will reduce diluted EPS to the extent the Company’s convertible debt is dilutive but is not expected to have any impact on the Company’s previously reported EPS.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June  15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Business Acquisitions

Purchase Transactions

      The following transactions were accounted for as purchase transactions under FAS 141. Common stock issued as consideration for these transactions, with the exception of PRI, was valued at the average closing price of the Company’s common stock for two days before and the day of the respective acquisition, which coincided with the announcement date of these acquisitions. Common stock issued as consideration for PRI was valued at the average closing price of the Company’s common stock for two days before, the day of and two days after the announcement of the merger. The value of any additional shares issued for acquisitions were recorded at the average closing price of the Company’s common stock for two days before and the day of the issuance. The fair values of identifiable intangible assets were based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of FAS 141. The excess of purchase price over fair value of net assets acquired is allocated to identifiable intangible assets and amortized over their estimated useful lives using the straight-line method, and the remainder is recorded as goodwill. Except for PRI and GPI, pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results.

Fiscal 2003 Transactions

Microtool, Inc.

      On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), a Colorado Springs, Colorado company that provides service diagnostics for the 200mm and 300mm equipment markets. The acquisition of Microtool provides the Company with additional software and services offerings. In consideration, the Company paid $0.5 million cash and issued 170,001 shares of its common stock with a value of $1.7 million, or $9.74 per share. Common stock issued as consideration for this transaction was valued at the average closing price of the Company’s common stock for two days before and the day of the acquisition, which coincided with the announcement date of this acquisition. The Company had reserved an additional 19,999 shares to be issued conditionally upon adjustments for finalization of the net tangible assets acquired from the selling stockholders; these shares, valued at $0.2 million, or $9.99 per share, were issued on February 6, 2003. See the table below for a summary of the transaction.

Fiscal 2002 Transactions

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

249,192 shares with a value of $1.9 million as a result of the finalization of the purchase price. See the table below for a summary of the transaction.

PRI

      On May 14, 2002, the Company completed the acquisition of 100% of the outstanding shares of PRI Automation, Inc. (“PRI”). PRI, located principally in Billerica, Massachusetts and Mountain View, California, supplies advanced factory automation systems, software and services that optimize the productivity of semiconductor and precision electronics manufacturers, as well as OEM process tool manufacturers. The acquisition of PRI by Brooks provided the Company with entry into the automated material handling systems (“AMHS”) and lithography automation markets by serving semiconductor manufacturers while also significantly expanding its atmospheric product offerings serving the OEM business. Stockholders of PRI received 0.52 shares of Brooks’ common stock for each share of PRI common stock held. The Company issued 13,563,207 shares of Brooks common stock to PRI stockholders in the merger. During fiscal year 2003, the Company issued an additional 33,232 shares of Brooks common stock valued at $0.4 million for PRI Canadian exchangeable shares which were subsequently cancelled during the third quarter of fiscal 2004. The fair value of the common stock issued was calculated based upon the closing price of the Company’s common stock on the date of issuance. The Company also reserved an additional 3,317,168 common shares for issuance upon the exercise of options to purchase PRI common stock, which were assumed by Brooks and converted into options to purchase Brooks common stock, using the same ratio as that used for the common shares. The merger was structured as a tax-free reorganization.

      The $308.3 million of goodwill arising from the acquisition is not deductible for tax purposes. Of this amount, $179.5 million was allocated to the Company’s equipment automation segment, $110.3 million to the Company’s factory automation hardware segment and $18.5 million to the Company’s factory automation software segment.

      The fair value of the Company’s common stock per share was calculated as $33.60 per share, on October 24, 2001, the date of the announcement of the merger. The Company has calculated the fair value of the options exchanged to be $76.1 million as of the acquisition date using the Black-Scholes option pricing model. The intrinsic value of the unvested options exchanged in the acquisition was estimated at $14.7 million and was recorded as deferred compensation. The deferred compensation is being recognized over the remaining vesting periods of the options, which range up to five years. The Company also accounted for $14.3 million of transaction fees, including $6.2 million of legal and accounting fees and $7.2 million of investment banking fees.

      The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at May 14, 2002, the date of acquisition (in thousands):

Cash	$39,271
Other current assets	63,852
Property, plant and equipment	9,037
Other assets	23,154
Deferred tax assets, net	56,537
Current liabilities	(72,029)
Long-term liabilities	(9,987)

Net assets acquired	$109,835

      The acquisition gave rise to the consolidation and elimination of certain PRI duplicate facilities and redundant PRI personnel and the Company provided certain balance sheet adjustments in accordance with

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipated headcount reductions of approximately 325 people across all functional areas of the combined company and, as such, included an estimated accrual for workforce reductions of $13.5 million comprised of severance, employee benefits and outplacement support. As of September 30, 2003, substantially all employees related to this action have been terminated, and all $13.5 million of severance and other workforce-related costs has been paid. The former chief executive officer of PRI entered into a non-competition agreement with the Company, which became effective upon completion of the combination and which required a total payment of $1.1 million over a two-year period. The Company identified redundant facilities consisting of sales and support offices, manufacturing facilities and administrative offices. As such, an accrual of $11.1 million was recorded in connection with the acquisition representing rental commitments on facilities with lease terms to 2011. During fiscal 2003 the Company reassessed the estimates and assumptions related to the facilities accrual and based on management’s evaluation recorded an additional charge of $10.1 million related to these facilities.

      The Company has also accrued for $1.2 million of amounts to be incurred subsequent to the acquisition related to legal costs to close legal subsidiaries of PRI. The Company believes the above actions are an integral component of the acquisition plan to enable the benefits of the combined companies to be optimized and the benefits of the acquisition to be realized. The Company had completed the majority of restructuring efforts as of September 30, 2003. Lease payments for restructured facilities due after more than one year are classified as long-term liabilities. The Company also decreased the fair value of acquired leasehold improvements by $5.1 million for leasehold improvements related to PRI facilities which were abandoned.

      The Company recorded adjustments for a deferred tax asset of $101.8 million relating to the taxable losses and other timing differences of PRI acquired based on the then expected synergies and benefits, less $45.3 million of deferred tax liabilities related to the identifiable intangible assets to be acquired, for a net deferred tax asset acquired of $56.5 million. Additionally, the Company recorded adjustments to amounts previously recorded by PRI to eliminate $38.9 million of deferred revenue, $38.8 million of associated deferred inventory costs and $5.2 million of associated deferred installation costs related to contracts where effort was substantially completed prior to the acquisition date but revenue was deferred by PRI until acceptance by the customer. The Company recorded an accrual for estimated warranty expense of $1.2 million for contracts for which deferred revenue has been eliminated but for which there remains a continuing warranty obligation subsequent to the acquisition. The Company recorded accounts receivable of $9.8 million for amounts due from customers under contracts for which Brooks will not recognize revenue subsequent to the acquisition date.

      The Company also eliminated $1.6 million of intangible assets and $1.4 million of goodwill previously recognized as assets by PRI and $1.8 million of restructuring reserves related to facilities based on PRI estimates which the Company has re-evaluated and recorded a separate accrual. See the table below for a summary of the transaction.

IAS

      On February 15, 2002, the Company acquired IAS, two privately held affiliated companies located in Cambridge, Massachusetts. IAS provides custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. As consideration, the Company paid IAS and its stockholders (the “Sellers”) $5.4 million of cash and issued or reserved for issuance 209,573 shares of Brooks common stock with a value of $9.9 million at the time of closing and converted existing IAS stock options into Brooks stock options, using the same ratio as that used for the common shares. The fair value of the common stock was calculated as $47.91 per share. Of these shares, 68,973 shares were issued in fiscal 2002 and 140,600 were reserved for issuance to the sellers over a period of three years in accordance with the terms of the acquisition agreement, subject to adjustment for any indemnification claims that may arise within two years of

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the acquisition date. The 140,600 shares are issuable contingent upon employment obligations to be fulfilled by certain key IAS employees ratably over the three year period subsequent to the acquisition. During fiscal year 2003, the Company received $0.3 million in cash related to the finalization of the purchase price. In addition, the Company issued 34,433 shares of the contingent shares in accordance with the terms of the acquisition agreement. As such, the Company recorded compensation expense of $0.9 million in its Consolidated Statement of Operations for the year ended September 30, 2003. During fiscal year 2004, the Company issued 37,301 additional shares of its common stock as contingent consideration. The fair value of the common stock issued was calculated based upon the closing price of the Company’s common stock on the date of issuance. In addition, the Company issued an additional 34,433 shares of the contingent shares in accordance with the terms of the acquisition agreement. As such, the Company recorded compensation expense of $0.8 million in its Consolidated Statement of Operations for the year ended September 30, 2004. At September 30, 2004, 34,433 contingent shares remain to be issued in accordance with the terms of the acquisition agreement.

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

Fab Air

      On December 15, 2001, the Company acquired Fab Air, a Massachusetts company that develops exhaust control and airflow management systems for the semiconductor industry. As consideration, the Company paid $1.2 million of cash and incurred $0.3 million of transaction costs. See the table below for a summary of the transaction.

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

      On May 16, 2003, the Company sold 81% of the common stock of Brooks-PRI Automation (Switzerland) GmbH (“Brooks Switzerland”) for $1.3 million, less $0.8 million of cash held by Brooks Switzerland on that date. The Company recorded a loss of $3.2 million which is recorded in “Acquisition related and restructuring charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2003. Brooks Switzerland held the technology and assets associated with the Tec-Sem A.G. (“Tec-

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Sem”) acquisition. The Company retained a 19% equity interest in Brooks Switzerland and retained ownership of certain technology associated with semiconductor lithography. The Company’s remaining investment is accounted for under the equity method of accounting. The Company included its portion of the results of Brooks Switzerland in its results for the year ended September 30, 2003 for the period subsequent to its disposition. A summary of the transaction is as follows (in thousands):

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A summary of the transactions described above is as follows (in thousands):

	Microtool	Hermos(1)	PRI	IAS	Fab Air	Zygo	Tec-Sem(2)	GPI

Consideration:
Cash	$500	$4,561	$—	$5,177	$1,150	$11,839	$13,777	$177
Common stock	1,856	31,643	455,697	4,140	—	—	5,720	25,649
Fair value of employee stock options converted	—	—	76,114	1,035	—	—	—	—
Transactions costs	202	339	14,273	1,012	281	257	513	829

Total consideration	2,558	36,543	546,084	11,364	1,431	12,096	20,010	26,655
Fair value of net tangible asset (liabilities) acquired	545	617	109,835	(2,109)	—	3,624	1,499	5,844
Deferred compensation	—	—	14,677	532	—	—	—	—

Excess of consideration over fair value of net assets acquired	2,013	35,926	421,572	12,941	1,431	8,472	18,511	20,811

Allocation of excess consideration to identifiable intangible assets:
Completed technology	—	4,600	80,800	5,520	1,431	2,100	7,200	9,300
Customer relationships	—	—	28,500	—	—	—	—	—
Trademarks and trade names	—	—	3,900	—	—	100	—	600
Non-competition agreements	—	—	60	—	—	—	—	200

Total	—	4,600	113,260	5,520	1,431	2,200	7,200	10,100

Allocation of excess consideration to goodwill	$2,013	$31,326	$308,312	$7,421	$—	$6,272	$11,311	$10,711

Notes:

(1)	Hermos: Cash consideration of $4,561 is net of cash acquired of $15

(2)	Tec-Sem: Cash consideration of $13,777 is net of cash acquired of $223

      The weighted-average amortization period of identifiable intangible assets acquired in the transactions described above are as follows (in years):

	Microtool	Hermos	PRI	IAS	Fab Air	Zygo	Tec-Sem	GPI

Completed technology	—	3	6	6	3	5	5	5
Customer relationships	—	—	7	—	—	—	—	—
Trademarks and trade names	—	—	5	—	—	5	—	3
Non-competition agreements	—	—	5	—	—	—	—	4

Weighted-average	—	3	6	6	3	5	5	5

Pro Forma Results of Operations

      The following pro forma results of operations for the year ended September 30, 2002, have been prepared as though the acquisitions of PRI and GPI had occurred as of October 1, 2001. The acquisitions of PRI and

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

GPI included gross consideration of $546.1 million and $26.7 million, respectively. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of October 1, 2001 or of results of operations that may occur in the future (in thousands, except per share data):

Year Ended
September 30,
2002

Revenues	$419,795
Net loss before cumulative effect of change in accounting principle	$(762,833)
Net loss	$(762,833)
Loss per share (diluted)	$(22.25)

4.	Marketable Securities

      The Company invests its cash in marketable debt securities and classifies them as available-for-sale. The Company records these securities at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to current assets. Unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders’ equity until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

      The following is a summary of marketable securities as of September 30, 2004 and 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
September 30, 2004:
U.S. Treasury securities and obligations of U.S. government agencies	$62,243	$—	$169	$62,074
U.S. corporate securities	44,097	102	158	44,041
Mortgage-backed Securities	7,957	—	53	7,904
Other debt securities	21,937	4	131	21,810

	$136,234	$106	$511	$135,829

September 30, 2003:
U.S. Treasury securities and obligations of U.S. government agencies	$13,504	$16	$4	$13,516
U.S. corporate securities	33,870	373	69	34,174
Mortgage-backed Securities	2,288	3	—	2,291
Other debt securities	23,927	229	4	24,152

	$73,589	$621	$77	$74,133

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Gross realized gains and losses realized on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002 are as follows:

	Year Ended
	September 30,

	2004	2003	2002

Gross realized gains	$148	$877	$444
Gross realized losses	111	67	—

Net realized gains	$37	$810	$444

      The fair value of the marketable securities at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Fair Value

(In thousands)
Due in one year or less	$62,086
Due after one year through five years	58,547
Due after five years through ten years	6,600
Due after ten years	8,596

$135,829

5.	Property, Plant and Equipment

      Property, plant and equipment as of September 30, 2004 and 2003 were as follows:

	September 30,

	2004	2003

	(In thousands)
Buildings and land	$39,874	$38,830
Computer equipment and software	62,824	60,721
Machinery and equipment	27,927	27,303
Furniture and fixtures	14,633	15,983
Leasehold improvements	26,147	25,982
Construction in progress	3,005	938

	174,410	169,757
Less accumulated depreciation and amortization	(115,600)	(104,932)

Property, plant and equipment, net	$58,810	$64,825

      Depreciation expense was $13.9 million, $26.1 million and $16.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. As of September 30, 2004 and 2003, the Company did not have any equipment under capital lease obligations.

      In fiscal 2003, the Company identified certain facilities that it would be exiting early as a part of its restructuring plan and therefore no longer expected to utilize these assets, including certain equipment and leasehold improvements, to their full estimated life. As such, the Company accelerated the depreciation of these assets to conform to the new estimated life in accordance with the Company’s plan of vacating these facilities and in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

impact of the accelerated depreciation on the fiscal year resulted in the recognition of an incremental $9.4 million of depreciation expense. In addition, in fiscal 2003, the Company recorded an impairment charge of $6.1 million related to capitalized costs of an abandoned internal systems application infrastructure program.

6.	Goodwill and Intangible Assets

      The Company elected to adopt the provisions of FAS 142 effective October  1, 2001. Accordingly, the Company ceased the ratable amortization of goodwill on that date.

      The economic downturn which impacted the semiconductor industry continued in fiscal 2002. Throughout fiscal 2002, the Company continued to monitor industry forecasts which suggested a recovery would occur in the near term. During the fourth quarter of fiscal 2002, updated industry forecasts indicated that the timing and speed of recovery for the sector would be much slower and later than had previously been anticipated. The Company performed its annual assessment of the carrying value of its goodwill under the provisions of FAS 142 as of September 30, 2002 and concluded that the goodwill related to the equipment automation, factory automation hardware and factory automation software segments was impaired. This impairment in all three segments resulted from reduced future earnings expectations due to the prolonged downturn in the semiconductor industry as well as uncertainty as to the timing and speed of recovery for the sector across all three of the Company’s semiconductor-related reporting units. Accordingly, the Company recorded a charge to operations in the fourth quarter of fiscal 2002 of $334.2 million for the write-down of goodwill: $174.1 million associated with the equipment automation segment, $123.8 million associated with the factory automation hardware segment and $36.3 million associated with the factory automation software segment.

      In fiscal 2003, the semiconductor industry downturn continued, although prior to the fourth quarter of fiscal 2003, there were no interim indicators of impairment as the market indicated the recovery of the semiconductor industry. The Company performed its annual impairment test under FAS 142 as of September 30, 2003 using the present value of expected future cash flows. During this process detailed estimates of revenue and expense were developed for each of the Company’s segments and as a whole based on internal as well as external market forecasts. Based on this analysis, the Company determined that the implied fair value of the factory automation hardware reporting unit’s goodwill was less than its book value and therefore recorded a charge to write-down the value of this goodwill.

      In connection with a recent third party letter of intent to purchase the assets of the Company’s Specialty Equipment and Life Sciences Group, which makes up the Company’s “Other” segment, the Company assessed the potential impairment of goodwill in the segment (See Note 20). The Company considered the offer in the letter of intent as an indication of the fair value of the segment. Based on its analysis, the Company determined that the implied fair value of the “Other” reporting unit’s goodwill was $7.4 million less than its book value and therefore recorded a charge to write-down the value of this goodwill in the fourth quarter. As there were no interim indicators of potential impairment of goodwill in the Company’s other segments, the Company performed its annual impairment test under FAS 142 in the fourth quarter of fiscal 2004 using the present value of expected cash flows. During this process detailed estimates of revenue and expense were developed for the segments based on internal as well as external market forecasts. The Company’s analysis indicated no impairment of the goodwill in these segments.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The changes in the carrying amount of goodwill by segment for the years ended September 30, 2003 and 2004 are as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Balance at September 30, 2002	$24,964	$35,654	$36,700	$6,838	$104,156
Adjustments to goodwill:
Acquisitions	—	2,013	—	—	2,013
Purchase accounting adjustments on prior period acquisitions	445	850	25	(253)	1,067
Impairment	—	(39,951)	—	—	(39,951)
Foreign currency translation	10	1,434	229	—	1,673

Balance at September 30, 2003	25,419	—	36,954	6,585	68,958
Adjustments to goodwill:
Purchase accounting adjustments on prior period acquisitions	(400)	—	(26)	836	410
Impairment	—	—	—	(7,421)	(7,421)
Foreign currency translation	1	—	86	—	87

Balance at September 30, 2004	$25,020	$—	$37,014	$—	$62,034

      Purchase accounting adjustments of $0.4 million and $1.1 million for fiscal 2004 and 2003, respectively, represent adjustments resulting from the finalization of purchase prices for various historical acquisitions (Note 3).

      Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2004			September 30, 2003

		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	Value

Patents	$7,179	$6,839	$340	$7,179	$6,743	$436
Completed technology	30,385	26,824	3,561	30,385	24,214	6,171
License agreements	305	305	—	305	305	—
Trademark and trade names	2,532	2,193	339	2,532	1,949	583
Non-competition agreements	1,726	1,688	38	1,726	1,545	181
Customer relationships	6,517	3,866	2,651	6,517	3,296	3,221

	$48,644	$41,715	$6,929	$48,644	$38,052	$10,592

      Ratable amortization expense for intangible assets was $3.7 million, $4.7 million and $20.3 million for the years ended September 30, 2004, 2003 and 2002, respectively.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2004 is as follows (in thousands):

Year ended September 30, 2005	$3,100
2006	$1,818
2007	$770
2008	$659
2009	$582
Thereafter	$—

      In the fourth quarter of fiscal 2002, the Company performed an assessment of the carrying values of our intangible assets under the provisions of Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) due to the potential impairment indicated by the write-down of its goodwill. The Company determined that the lowest level of cash flows for the FAS 121 impairment test is each reporting unit. The Company performed an impairment analysis based on the undiscounted cash flows of expectations of future earnings for each of the reporting units over the remaining lives of the primary assets of each reporting unit, and determined that the various intangibles were impaired. Accordingly, the Company recorded a charge to operations of $145.1 million for the write-down of intangibles assets. This write-down resulted from reduced future earnings expectations due to the prolonged downturn in the semiconductor industry and uncertainty as to the timing and speed of recovery for the sector across all of the Company’s reporting units. The write-down of intangible assets of $145.1 million is included within “Asset impairment charges” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2002.

      The components of the impairment of intangible assets recorded for the year ended September 30, 2002 is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Patents	$2,082	$553	$142	$—	$2,777
Completed technology	84,331	15,033	9,172	4,888	113,424
License agreements	—	373	—	—	373
Trademarks and trade names	546	3,072	922	—	4,540
Non-competition agreements	150	—	517	—	667
Customer relationships	—	19,118	4,170	—	23,288

Total impairment of intangible assets	$87,109	$38,149	$14,923	$4,888	$145,069

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

7.	Earnings (Loss) Per Share

      Below is a reconciliation of loss per share and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Year Ended September 30,

	2004	2003	2002

Net income (loss)	$17,721	$(185,760)	$(719,954)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	43,006	36,774	25,807
Dilutive common stock options	463	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	43,469	36,774	25,807

Basic earnings (loss) per share	$0.41	$(5.05)	$(27.90)

Diluted earnings (loss) per share	$0.41	$(5.05)	$(27.90)

      Approximately 5,038,000, 6,538,000 and 5,784,000 options to purchase common stock and assumed conversions totaling approximately 2,492,000, 2,492,000 and 2,492,000 shares of common stock were excluded from the computation of diluted loss per share attributable to common stockholders for the years ended September 30, 2004, 2003 and 2002, respectively, as their effect would be anti-dilutive. These options and conversions could, however, become dilutive in future periods.

8.	Investment in Shinsung

      As a result of the acquisition of PRI, the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. At the time of the Company’s acquisition of PRI on May 14, 2002, the fair market values of the Shinsung common shares and warrants were $10.7 million and $12.0 million, respectively. At September 30, 2002, the Company reported an unrealized loss of $9.3 million resulting from the change in the fair market values of the common shares and warrants as a component of “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheet.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

9.     Income Taxes

      The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Current:
State	$6	$6	$6
Foreign	8,047	4,900	4,769

	8,053	4,906	4,775

Deferred:
Federal	—	—	69,782
State	—	—	9,393
Foreign	—	—	8,866

	—	—	88,041

	$8,053	$4,906	$92,816

      The components of income (loss) before income taxes and minority interests, are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Domestic	$4,407	$(147,958)	$(580,359)
Foreign	21,578	(32,682)	(47,053)

	$25,985	$(180,640)	$(627,412)

      The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Income tax provision (benefit) computed at federal statutory rate	$9,095	$(63,224)	$(219,594)
State income taxes, net of federal benefit	150	(3,250)	(12,478)
Research and development tax credits	(1,079)	(1,007)	(1,004)
Foreign sales corporation/ ETI tax benefit	(621)	—	(833)
Foreign income taxed at different rates	(2,867)	4,778	16,381
Change in deferred tax asset valuation allowance	(1,432)	48,539	219,553
Permanent differences	617	1,538	777
Nondeductible amortization of goodwill	—	10,337	93,197
Withholding taxes	3,895	3,099	1,604
Other	295	4,096	(4,787)

Income tax provision	$8,053	$4,906	$92,816

      The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Reserves not currently deductible	$37,990	$48,105	$63,276
Federal, state and foreign tax credits	29,334	25,812	25,719
Capitalized research and development	—	573	901
Depreciation and amortization	44,666	43,120	44,043
Net operating loss carryforwards	167,128	164,066	98,447

Deferred tax asset	279,118	281,676	232,386

Other liabilities	2,927	4,053	3,302

Deferred tax liability	2,927	4,053	3,302

Valuation allowance	276,191	277,623	229,084

Net deferred tax assets	$—	$—	$—

      As a result of recognizing an operating loss during the year ended September 30, 2002, and the continuing uncertainty in the semiconductor sector, the Company determined that it was more likely than not that the net deferred tax assets would not be realized and recorded a full valuation allowance in fiscal 2002. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. As a result, the Company continued to provide a full valuation allowance against its net deferred tax assets at September 30 2003 and 2004. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

      The valuation allowance also applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company.

      As of September 30, 2004, the Company had federal, state and foreign net operating loss carryforwards of approximately $647.7 million and federal and state research and development tax credit carryforwards of approximately $22.3 million and foreign tax credit carryforwards of approximately $9.2 million available to reduce future tax liabilities, which expire at various dates through 2024.

10.     Common Stock Offering

      On December 16, 2003, the Company completed a public offering of 6,900,000 shares of its common stock. The Company received proceeds, net of $6.8 million of issuance costs, of $124.3 million on the sale of the common stock.

11.     Financing Arrangements

      On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. The Company received net proceeds of $169.5 million from the sale. Interest on the notes is paid on June 1 and December 1 of each year. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums after June 6, 2004. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company’s common stock, at a conversion price of $70.23 per share, subject to certain adjustments.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

The notes are subordinated to the Company’s senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

      At September 30, 2004, the Company had $0.5 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

      Debt consists of the following (in thousands):

	September 30,

	2004	2003

Convertible subordinated notes at 4.75%, due on June 1, 2008	$175,000	$175,000
Other	25	123

	175,025	175,123
Less current portion	11	98

Long-term debt	$175,014	$175,025

      The Company’s debt repayments are due as follows (in thousands):

Year ended September 30, 2005	$11
2006	12
2007	2
2008	175,000
2009	—

$175,025

12.     Postretirement Benefits

      The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

      As part of its cost reduction initiatives, the Company discontinued its matching contribution to the employee defined contribution plans during fiscal 2001. Accordingly, the Company did not record any expense for worldwide defined contribution plans for the years ended September 30, 2003 and 2002. This matching contribution was reinstated in April 2004. The Company’s contribution expense for worldwide defined contribution plans was $0.9 million for the year ended September 30, 2004.

      The Company has an accrual of $9.9 million related to the retirement benefit to be paid to its former Chief Executive Officer under the terms of his employment agreement. The amount payable is earned over time and due upon his retirement. In accordance with his employment contract, the full retirement benefit as determined by the employment agreement of $10.1 million will be paid on January 1, 2005.

13.     Stockholders’ Equity and Convertible Redeemable Preferred Stock

Preferred Stock

      At September 30, 2004 and 2003, there were one million shares of preferred stock, $0.01 par value per share authorized; one share was issued and outstanding at September 30, 2004 and 2003. The outstanding share of preferred stock was issued in connection with the Company’s acquisition of PRI and relates to PRI’s

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

former Canadian exchangeable shareholders. The rights for the holder of the preferred share are the same in all material respects to those of a holder of common stock. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

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

14.	Stock Plans

Exchange Program

      On April 12, 2003, the Company executed a tender offer (the “Exchange Program”) under which employees (excluding certain of the Company’s executive officers and the directors) holding stock options awarded under the Company’s various stock option plans which have an exercise price equal to or in excess of $20.00 per share (the “Old Options”) were permitted to exchange their Old Options for new options for a smaller number of shares (the “New Options”). Under the Exchange Program, options to purchase 2,526,880 shares of common stock of participating employees were cancelled. Subsequently, on October 16, 2003, the Company issued New Options to purchase 1,218,809 shares of common stock to those employees at an exercise price equal to $24.30, the market price of the Company’s common stock on that date. As the New Options were granted more than six months after the cancellation of the Old Options, no compensation expense was recorded related to the new issuance. New Options granted in exchange for vested Old Options vested on April 16, 2004. New Options granted in exchange for unvested Old Options vest upon the original vesting schedule plus six months. In conjunction with the Exchange Program the Company recognized $2.5 million of compensation expense in the year ended September 30, 2003, related to unamortized deferred compensation for those options cancelled, which were originally granted to the employees of acquired companies.

2000 Equity Incentive Stock Option Plan

      The purposes of the 2000 Equity Incentive Stock Option Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) the issuance of stock appreciation rights, performance shares and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. On October 16, 2003, the Company issued options for 12,617 shares under the 2000 Plan to replace options previously surrendered in accordance with the Exchange Program. A

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

total of 6,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 2,319,214 shares are outstanding and 3,633,773 shares remain available for grant as of September 30, 2004. On October 1, 2004, 50,000 shares of restricted stock were granted to the Company’s newly appointed Chief Executive Officer.

1998 Employee Equity Incentive Plan

      The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. In order to align the 1998 Plan with its current practices, in January 2000, the Board of Directors amended the 1998 Plan to eliminate the Company’s ability to award nonqualified stock options with exercise prices at less than fair market value. On February 26, 2003 the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited option. From February 26, 2003 through September 30, 2004, 929,443 options were forfeited due to employee terminations. On October 16, 2003, the Company issued options for 1,206,192 shares under the 1998 Plan in accordance with the Exchange Program and cancelled and did not return to the reserve 632,435 forfeited options. A total of 4,825,000 shares of common stock have been reserved for issuance under the 1998 Plan. Of these shares, options on 2,417,450 shares are outstanding and 406,282 shares remain available for grant as of September 30, 2004.

1993 Non-Employee Director Stock Option Plan

      The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. Each director who is not an employee of the Company or any of its subsidiaries is eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director receives an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vest over a period of five years and generally expire ten years from the date of grant. A total of 690,000 shares of common stock have been reserved for issuance under the Directors Plan. Of these shares, options to purchase 225,000 shares are outstanding and no shares remain available for grant as of September 30, 2004. On October 1, 2003, grants totaling 50,000 shares were issued to two newly appointed directors. The Director’s Plan expired at the end of the day on October 1, 2003.

1992 Combination Stock Option Plan

      Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 1,950,000 shares of common stock were reserved for issuance under the 1992 Plan. Of these shares, options to purchase 316,198 shares are outstanding and no shares remain available for grant as of September 30, 2004.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Stock Options of Acquired Companies

      In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, 6,382,329 options to purchase PRI common stock were outstanding and converted into 3,319,103 options to purchase the Company’s Common Stock. There were options to purchase 422,805 shares outstanding at September 30, 2004. The Company does not intend to issue any additional options under the PRI stock option plan.

      In connection with other acquisitions, the Company assumed the outstanding options of multiple stock option plans. There were options to purchase 8,959 shares outstanding at September 30, 2004. The Company does not intend to issue any additional options under these stock option plans.

Stock Option Activity

      Aggregate stock option activity for all the above plans for the years ended September 30, 2004, 2003 and 2002 is as follows:

	Year Ended September 30,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	4,639,910	$28.93	9,019,022	$34.62	4,255,528	$29.85
Granted	2,486,159	$23.84	980,800	$12.14	2,617,358	$27.99
Assumed on acquisition	—	—	—	—	3,345,457	$45.59
Exercised	(157,730)	$15.51	(185,167)	$14.09	(316,183)	$15.93
Canceled	(1,258,713)	$36.95	(5,174,745)	$35.83	(883,138)	$38.08

Options outstanding at end of year	5,709,626	$25.43	4,639,910	$28.93	9,019,022	$34.62

Options exercisable at end of year	3,234,428	$27.75	2,522,030	$34.00	3,151,602	$38.42

Weighted average fair value of options granted during the period		$10.65		$7.28		$21.25
Options available for future grant	4,040,055

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding

		Weighted-
		Average		Options Exercisable
		Remaining
		Contractual	Weighted-		Weighted-
Range of		Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 1.932 - $ 12.810	730,954	5.22	$10.722	332,186	$10.496
$ 12.875 - $ 20.330	720,092	4.62	$16.390	420,417	$16.780
$ 20.420 - $ 23.750	317,826	6.39	$22.860	85,927	$22.939
$ 24.300 - $ 24.300	1,973,690	5.01	$24.300	926,259	$24.300
$ 24.910 - $ 25.220	642,431	4.09	$25.202	368,541	$25.200
$ 25.480 - $ 34.130	621,673	3.82	$29.324	507,315	$29.513
$ 34.290 - $ 52.640	572,805	3.70	$41.498	484,510	$41.492
$ 53.812 - $123.560	103,635	2.09	$82.470	85,405	$83.616
$134.740 - $134.740	26,000	1.45	$134.740	23,400	$134.740
$155.770 - $155.770	520	1.36	$155.770	468	$155.770

$ 1.932 - $155.770	5,709,626	4.63	$25.428	3,234,428	$27.748

1995 Employee Stock Purchase Plan

      On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 2,250,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2004, 1,099,803 shares of common stock have been purchased under the 1995 Plan and 1,150,197 remain available for purchase.

15.	Acquisition-Related and Restructuring Costs and Accruals

Fiscal 2004 Activities

      The Company recorded a charge to operations of $5.4 million in the year ended September 30, 2004 of which $0.1 million related to acquisitions and $5.3 million related to restructuring costs.

Acquisition-Related Costs

      The $0.1 million related to acquisitions is comprised of legal and consulting costs to integrate and consolidate acquired entities into existing Brooks entities.

Restructuring Costs

      Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2004 several plans to take additional cost reduction actions. Accordingly, charges of $5.3 million were recorded for these actions. Of this amount, $3.9 million related to workforce reductions of approximately 60 employees world wide, across all functions of the business and $1.4 million related to excess facilities.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Excess facilities charges of $1.4 million consisted of $0.2 million for excess facilities identified in fiscal 2004 that were recorded to recognize the amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. Final exit costs for facilities abandoned in previous restructurings amounted to $0.7 million. The remaining $0.5 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. The Company believes that the cost reduction programs implemented will align costs with revenues. In the event the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future. The accruals for workforce reductions are expected to be paid over the first six months of fiscal 2005. The facilities charges are expected to be paid over the remaining lease periods, expiring in fiscal 2010. These charges helped better align the Company’s cost structure. The Company estimates that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions will be approximately $5.6 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

Fiscal 2003 Activities

      The Company recorded a charge to operations of $46.3 million in the year ended September 30, 2003 of which $6.2 million related to acquisitions, $6.1 million related to the write-off of capitalized costs related to cancelled internal application infrastructure programs, $39.8 million of restructuring costs and $5.8 million of restructuring reversals.

Acquisition-Related Costs

      The $6.2 million related to acquisitions is comprised of the $3.2 million loss on the disposition of the Brooks Switzerland subsidiary, associated legal costs of $0.5 million and $2.5 million of legal, relocation and consulting costs to integrate and consolidate acquired entities into existing Brooks entities.

Restructuring Costs

      Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2003 several plans to take additional and significant cost reduction actions. Accordingly, charges of $45.9 million were recorded for these actions. Of this amount, $27.0 million related to workforce reductions of approximately 1,000 employees world wide, across all functions of the business, $12.8 million related to excess facilities and $6.1 million related to the write-off of capitalized costs of cancelled internal systems application infrastructure programs. Excess facilities charges of $12.8 million consisted of $2.7 million for excess facilities identified in fiscal 2003 that were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. The remaining $10.1 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. These charges helped better align the Company’s cost structure. The Company estimates that salary and benefit savings across all expense categories as a result of these actions were approximately $42.0 million annually. The impact of these cost reduction activities on the Company’s liquidity was not significant, as these cost savings yield actual cash savings within twelve months. The Company estimates annual facilities savings of approximately $3.0 million principally within the Company’s cost of sales as a result of these actions.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Periodically, the accruals related to restructuring charges are reviewed and compared to their respective cash requirements. As a result of these reviews, the accruals are adjusted for changes in cost and timing assumptions of previously accrued and recorded initiatives. During fiscal 2003, the Company identified $4.7 million of excess accruals associated with headcount reduction plans previously announced and implemented and $1.2 million of excess accruals for other restructuring costs. The final costs associated with these actions were lower than originally estimated and accrued. As a result, the excess accruals for these actions were reversed, with a corresponding reduction to restructuring expense in the Consolidated Statement of Operations for the year ended September 30, 2003.

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

Restructuring Costs

      In September 2002, the Company implemented a formal plan of restructure in response to the ongoing downturn in the semiconductor industry. To that effect, the Company recorded restructuring charges of $16.1 million in the fourth quarter of the fiscal year. Of this amount, $9.1 million was related to workforce reductions of approximately 430 employees, which was paid in 2003 and $6.7 million was for the consolidation of several of the Company’s facilities. These measures were largely intended to further align the Company’s capacity and infrastructure to anticipated customer demand, which was adversely affected by the continuing downturn in the semiconductor industry. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company’s excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals. These costs were estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations.

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

      Restructuring costs of $13.5 million for former PRI employees, $11.1 million for facilities and $2.3 million for other costs were accrued for as part of the purchase accounting for the PRI acquisition.

      Periodically, the accruals related to the acquisition-related and restructuring charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the year ended

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

September 30, 2002, the Company identified excess workforce-related accruals of $0.4 million, which were reversed during the year.

      The activity related to the Company’s restructuring accruals is below (in thousands):

	Fiscal 2004 Activity

		New Initiatives
	Balance						Balance
	September 30,		Purchase				September 30,
	2003	Expense	Accounting	Adjustments	Reversals	Utilization	2004

Facilities	$24,312	$192	$—	$1,216	$—	$(7,990)	$17,730
Workforce-related	4,955	3,922	—	—	—	(6,417)	2,460
Other	—	—	—	—	—	—	—

	$29,267	$4,114	$—	$1,216	$—	$(14,407)	$20,190

	Fiscal 2003 Activity

		New Initiatives
	Balance						Balance
	September 30,		Purchase				September 30,
	2002	Expense	Accounting	Adjustments	Reversals	Utilization	2003

Facilities	$18,977	$2,754	$—	$10,054	$—	$(7,473)	$24,312
Workforce-related	13,480	27,029	—	—	(4,658)	(30,896)	4,955
Other	1,329	—	—	—	(1,170)	(159)	—

	$33,786	$29,783	$—	$10,054	$(5,828)	$(38,528)	$29,267

	Fiscal 2002 Activity

		New Initiatives
	Balance					Balance
	September 30,		Purchase			September 30,
	2001	Expense	Accounting	Reversals	Utilization	2002

Facilities	$3,309	$7,096	$11,055	$—	$(2,483)	$18,977
Workforce-related	1,952	10,451	13,519	(372)	(12,070)	13,480
Other	—	1,467	2,292	—	(2,430)	1,329

	$5,261	$19,014	$26,866	$(372)	$(16,983)	$33,786

16.	Segment and Geographic Information

      The Company has four reportable segments: equipment automation, factory automation hardware, factory automation software and the “other” segment.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill and acquisition-related and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred tax assets, acquired intangible assets, goodwill, marketable securities and cash equivalents, and the Company’s investment in Shinsung for fiscal 2002.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Year ended September 30, 2004
Revenues
Product	$276,248	$78,502	$44,972	$4,716	$404,438
Services	40,069	20,655	74,607	—	135,331

	$316,317	$99,157	$119,579	$4,716	$539,769

Gross profit	$104,314	$26,159	$72,320	$1,531	$204,324
Segment operating income (loss)	$38,967	$(1,890)	$12,821	$(2,054)	$47,844
Depreciation	$5,975	$2,842	$4,940	$122	$13,879
Assets	$179,247	$116,868	$79,647	$1,706	$377,468
Year ended September 30, 2003
Revenues
Product	$142,024	$58,324	$24,730	$3,521	$228,599
Services	30,580	24,475	59,956	—	115,011

	$172,604	$82,799	$84,686	$3,521	$343,610

Gross profit	$39,254	$15,539	$48,413	$460	$103,666
Segment operating loss	$(19,376)	$(27,563)	$(18,098)	$(2,499)	$(67,536)
Depreciation	$17,736	$5,072	$2,664	$585	$26,057
Assets	$95,264	$114,315	$53,824	$3,816	$267,219
Year ended September 30, 2002
Revenues
Product	$128,719	$51,388	$24,843	$3,716	$208,666
Services	19,882	16,066	59,640	—	95,588

	$148,601	$67,454	$84,483	$3,716	$304,254

Gross profit	$24,066	$10,599	$47,800	$579	$83,044
Segment operating loss	$(51,329)	$(23,643)	$(16,782)	$(1,462)	$(93,216)
Depreciation	$12,167	$2,030	$2,139	$84	$16,420
Assets	$170,101	$126,267	$35,684	$1,184	$333,236

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2004, 2003 and 2002 is as follows (in thousands):

	As of and For the Year Ended
	September 30,

	2004	2003	2002

Segment operating income (loss)	$47,844	$(67,536)	$(93,216)
Amortization of aquired intangible assets	3,663	4,654	20,317
Asset impairment charges	7,421	39,951	479,253
Restructuring and acquisition-related charges	5,356	46,257	35,032

Total operating income (loss)	$31,404	$(158,398)	$(627,818)

Segment assets	$377,468	$267,219	$333,236
Goodwill	62,034	68,958	104,156
Intangible assets	6,929	10,592	14,648
Investment in Shinsung	—	—	13,475
Investments in marketable securities and cash equivalents	224,608	146,476	191,982

Total assets	$671,039	$493,245	$657,497

      Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

North America	$276,530	$172,497	$158,091
Asia/ Pacific	142,116	105,427	78,019
Europe	121,123	65,686	68,144

	$539,769	$343,610	$304,254

      Long-lived assets, including property, plant and equipment by geographic area are as follows (in thousands):

	September 30,

	2004	2003

North America	$55,633	$61,607
Asia/ Pacific	1,807	1,586
Europe	1,370	1,632

	$58,810	$64,825

17.	Significant Customers and Related Party Information

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is also vice chairman and a director of one of the Company’s customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the years ended September 30, 2004, 2003, and 2002 were approximately $409,000, $250,000 and $616,000, respectively. The amounts due from this customer included in accounts receivable at September 30, 2004 and 2003 were $13,000 and $38,000, respectively.

      The Company had no customer that accounted for more than 10% of revenues in the years ended September 30, 2004, 2003 and 2002. The Company had no customers that accounted for more than 10% of its accounts receivable balance at either September 30, 2004 or 2003.

      Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

18.	Other Balance Sheet Information

      Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,

	2004	2003

Accounts Receivable	$127,234	$75,873
Less allowance for doubtful accounts	3,230	6,499

	$124,004	$69,374

      The allowance for doubtful accounts was $6,114,000 and $5,977,000 at September 30, 2001 and 2002, respectively. The Company recorded additions to the allowance for doubtful accounts of $225,000, $2,217,000 and $3,214,000 in fiscal 2004, 2003 and 2002, respectively, comprised of $187,000, $533,000 and $3,129,000 charged to expense in fiscal 2004, 2003 and 2002, respectively, and $38,000, $1,684,000 and $85,000 of foreign exchange differences charged to other accounts in fiscal 2004, 2003 and 2002, respectively. The Company reduced the allowance for doubtful accounts by $3,494,000, $1,695,000 and $3,351,000, in fiscal 2004, 2003 and 2002, respectively, for write-offs and other adjustments.

	September 30,

	2004	2003

Inventories
Raw materials and purchased parts	$51,297	$45,916
Work-in-process	20,443	15,546
Finished goods	13,173	7,255
Less reserves for excess and obsolete inventory	13,022	15,505

	$71,891	$53,212

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Reserves for excess and obsolete inventory were $20,806,000 and $25,915,000 at September 30, 2001 and September 30, 2002, respectively. The Company recorded additions to reserves for excess and obsolete inventory of $7,761,000, $8,350,000 and $9,442,000, in fiscal 2004, 2003 and 2002, respectively, comprised of $7,340,000, $7,517,000 and $8,820,000 charged to expense in fiscal 2004, 2003 and 2002, respectively, and $421,000, $833,000 and $622,000 of foreign exchange differences charged to other accounts in fiscal 2004, 2003 and 2002, respectively. The Company reduced the reserves for excess and obsolete inventory by $10,244,000, $18,760,000 and $4,333,000, in fiscal 2004, 2003 and 2002, respectively, for write-offs of inventory.

      The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2004, 2003, and 2002 is as follows (in thousands):

Balance September 30, 2001	$1,839
Accruals for warranties during the year	912
Liabilities assumed on acquisition	19,064
Settlements made during the year	(2,804)

Balance September 30, 2002	19,011
Accruals for warranties during the year	1,710
Settlements made during the year	(8,912)

Balance September 30, 2003	11,809
Accruals for warranties during the year	4,088
Settlements made during the year	(3,843)

Balance September 30, 2004	$12,054

19.	Commitments and Contingencies

Lease Commitments

      The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2013. Rental expense under operating leases for the years ended September 30, 2004, 2003

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

and 2002 was $6.5 million, $9.4 million and $8.2 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	Sublease
	Leases	income

Year ended September 30,
2005	$9,185	$1,524
2006	7,035	1,156
2007	5,786	1,122
2008	5,420	1,144
2009	5,295	1,151
Thereafter	8,488	2,303

	$41,209	$8,400

      These future minimum lease commitments include approximately $26.0 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives.

      At September 30, 2004 and 2003, the Company had outstanding capital lease obligations of $25,000 and $34,000, respectively, included in its debt obligations.

Purchase Commitments

      The Company has non-cancelable contracts and purchase orders for inventory of $34.5 million at September 30, 2004.

Contingencies

      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Brooks cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect Brooks’ business, financial condition and results of operations. If any such claims are asserted against Brooks’ intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. Brooks cannot guarantee, however, that a license will be available on reasonable terms or at all. Brooks could decide in the alternative to resort to litigation to challenge such claims or to attempt to design around the patented technology. Litigation or an attempted design around could be costly and would divert the Company management’s attention and resources. In addition, if Brooks does not prevail in such litigation or succeed in an attempted design around, Brooks could be forced to pay significant damages or amounts in settlement. Even if a design around is effective, the functional value of the product in question could be greatly diminished.

      In connection with the acquisition of the e-Diagnostics product business in June 2001, the Company could have been required to make additional cash payments of up to a maximum of $8.0 million under certain conditions. The Company entered into an agreement with KLA-Tencor, Inc. in August 2004 which allows both companies to jointly own the software in exchange for a release from future payment of any consideration under the original agreement.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

20.	Subsequent Event

      On October 19, 2004 the Company signed a letter of intent under which it will sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences Group to a third party. The parties are negotiating a definitive purchase and sale agreement which is expected to be completed in fiscal 2005.

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

Item 9B.	Other Information

      Not applicable.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The table below sets forth certain information as of our fiscal year ended September 30, 2004 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders(2)	3,292,176	$26.282	3,633,773
Equity compensation plans not approved by security holders(3)	2,417,450	24.266	406,282

Total	5,709,626	$25.428	4,040,055

(1)	Excludes securities reflected in the first column of the table.

(2)	Includes an aggregate of 431,764 options at a weighted average exercise price of $46.817 assumed by the Company in connection with past acquisitions and business combinations.

(3)	These plans are described in Note 14 “Stock Plans” of the Notes to the Consolidated Financial Statements.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedule

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

      (b) Exhibits

Exhibit No.	Description	Reference

2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**
2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**
2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**
2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**
2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**
2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**
2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**
2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**
2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**
2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**
2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**
2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**
2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**
2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Exhibit No.	Description	Reference

2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**
2.16	Service and Logistics Agreement by and between Applied Materials, Inc. and Brooks Automation, Inc., effective May 1, 2004.	WW**
3.01	Certificate of Incorporation, as amended, of the Company.	P**
3.02	Bylaws of the Company.	Q**
3.03	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**
3.04	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company	S**
4.01	Specimen Certificate for shares of the Company’s common stock.	T**
4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**
4.03	Rights Agreement dated July 23, 1997.	U**
4.04	Amendment No. 1 to Rights Agreement between the Company and Bank Boston, N.A. as Rights Agent.	V**
4.05	Registration Rights Agreement dated January 6, 2000.	V**
4.06	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
4.07	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**
4.08	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**
4.09	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**
4.10	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**
4.11	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**
4.12	Asset Purchase Agreement dated February 15, 2002 relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**
4.13	Amendment No. 2 to Rights Agreement between the Company and EquiServe Trust Company, N.A., as Rights Agent.	Z**
4.14	Asset Purchase Agreement by and among Brooks Automation, Inc., NexStar Corporation and Zygo Corporation dated December 13, 2001	AA**
4.15	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	TT**
9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. And Montreal Trust Company of Canada, as trustee.	N**

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Exhibit No.	Description	Reference

9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**
9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation, Ltd.	N**
9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**
10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.	AA* **
10.02	Form of Indemnification Agreement for directors and officers of the Company.	Q* **
10.03	Employment Agreement between the Company and Ellen B. Richstone.	BB* **
10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.	CC* **
10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.	CC* **
10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**
10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
10.8	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	TT**
10.9	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**
10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**
10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**
10.12	1993 Nonemployee Director Stock Option Plan.	EE* **
10.13	1992 Combination Stock Option Plan.	FF* **
10.14	1995 Employee Stock Purchase Plan, as amended.	P* **
10.15	1998 Employee Equity Incentive Option Plan.	P* **
10.16	2000 Combination Stock Option Plan.	P* **
10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.	GG* **
10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.	HH* **
10.19	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**
10.20	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.	TT* **

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Exhibit No.	Description	Reference

10.21	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**
10.22	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**
10.23	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.24	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.25	PRI Automation, Inc. 2000 Stock Option Plan.	LL* **
10.26	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.	II* **
10.27	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.	MM* **
10.28	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.	NN* **
10.29	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.	OO* **
10.30	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.	PP* **
10.31	Equipe Technologies Non-Statutory Stock Options.	QQ* **
10.32	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**
10.33	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**
10.34	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.35	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.36	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	TT**
10.37	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	TT**
10.38	Separation Agreement for Ellen B. Richstone dated October 31, 2002.	TT* **
10.39	Employment Agreement by and between the Company and Edward C. Grady dated January 31, 2003.	UU* **
10.40	Employment Agreement by and between the Company and Robert W. Woodbury, Jr. dated February 26, 2003.	VV* **
10.41	Service and Logistics Agreement by and between Applied Materials, Inc. and Brooks Automation, Inc., effective May 1, 2004(1)	WW* **
10.42	Amended Employment Agreement by and between the Company and Robert J. Therrien dated June 1, 2004.	WW* **
10.43	Amended and Restated Employment Agreement by and between the Company and Edward C. Grady dated June 1, 2004.	WW* **

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Exhibit No.	Description	Reference

10.44	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.	Filed herewith *
10.45	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.	Filed herewith *
10.46	Form of 2000 Equity Incentive Plan Director Stock Option Agreement.	Filed herewith *
10.47	Form of 1998 Employee Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.	Filed herewith *
10.48	Form of 1998 Employee Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.	Filed herewith *
10.49	Fiscal 2004 Management Incentive Plan Program.	Filed herewith *
12.01	Calculation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.01	Subsidiaries of the Company.	Filed herewith
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).	Filed herewith
31.01	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
31.02	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
32	Section 1350 Certifications.	Filed herewith

(1)	Portions of this agreement therein identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on July 29, 2004 pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, and amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 and amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001 as amended on April 4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current reports on Form 8-K filed on July 30, 2002.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894).

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217).

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822).

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141).

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067).

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063).

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

TT.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 2002 for the annual period ended September 30, 2002.

UU.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on February 14, 2003 for the quarterly period ended December 31, 2002.

VV.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 13, 2003 for the quarterly period ended March 31, 2003.

WW.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on July 29, 2004 for the quarterly period ended June 30, 2004.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ EDWARD C. GRADY

Edward C. Grady,
Chief Executive Officer

Date: December 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD C. GRADY Edward C. Grady	Director and Chief Executive Officer (Principal Executive Officer)	December 13, 2004

/s/ ROBERT W. WOODBURY, JR. Robert W. Woodbury, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 13, 2004

/s/ RICHARD C. SMALL Richard C. Small	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 13, 2004

/s/ ROBERT J. THERRIEN Robert J. Therrien	Director	December 13, 2004

/s/ ROGER D. EMERICK Roger D. Emerick	Director	December 13, 2004

/s/ AMIN J. KHOURY Amin J. Khoury	Director	December 13, 2004

/s/ JOSEPH R. MARTIN Joseph R. Martin	Director	December 13, 2004

/s/ A. CLINTON ALLEN A. Clinton Allen	Director	December 13, 2004

/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	December 13, 2004