Form 10-Q
period 2004-12-31
BROOKS AUTOMATION INC
filed 2005-02-02
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___to ___

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

Yes☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 28, 2005:

     Common stock, $0.01 par value

     44,998,237 shares

BROOKS AUTOMATION, INC.

INDEX

PAGE NUMBER

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004
	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$151,650	$193,281
Marketable securities	110,072	62,086
Accounts receivable, net	92,727	124,004
Inventories	72,664	71,891
Prepaid expenses and other current assets	13,401	9,873

Total current assets	440,514	461,135

Property, plant and equipment, net	58,280	58,810
Long-term marketable securities	76,655	73,743
Goodwill	62,228	62,034
Intangible assets, net	6,038	6,929
Other assets	8,434	8,388

Total assets	$652,149	$671,039

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$11	$11
Accounts payable	31,964	45,086
Deferred revenue	34,381	34,568
Accrued warranty and retrofit costs	11,449	12,054
Accrued compensation and benefits	17,332	25,626
Accrued retirement benefit	10,148	9,899
Accrued restructuring costs	7,521	6,654
Accrued income taxes payable	17,123	16,015
Accrued expenses and other current liabilities	14,135	17,085

Total current liabilities	144,064	166,998

Long-term debt	175,011	175,014
Accrued long-term restructuring	12,318	13,536
Other long-term liabilities	1,815	1,678

Total liabilities	333,208	357,226

Contingencies (Note 10)

Minority interests	1,049	918

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,975,300 and 44,691,844 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	450	447
Additional paid-in capital	1,238,146	1,233,526
Deferred compensation	(4,188)	(24)
Accumulated other comprehensive income	17,792	12,359
Accumulated deficit	(934,308)	(933,413)

Total stockholders’ equity	317,892	312,895

Total liabilities, minority interests and stockholders’ equity	$652,149	$671,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2004	2003
Revenues
Product	$82,713	$55,275
Services	35,105	27,271

Total revenues	117,818	82,546

Cost of revenues
Product	57,711	37,130
Services	18,427	15,171

Total cost of revenues	76,138	52,301

Gross profit	41,680	30,245

Operating expenses
Research and development	15,912	16,068
Selling, general and administrative	20,856	19,767
Amortization of acquired intangible assets	890	943
Restructuring and acquisition-related charges	2,661	—

Total operating expenses	40,319	36,778

Income (loss) from operations	1,361	(6,533)

Interest income	1,976	936
Interest expense	2,395	2,369
Other (income) expense, net	221	(42)

Loss before income taxes and minority interests	721	(7,924)
Income tax provision	1,486	1,013

Loss before minority interests	(765)	(8,937)

Minority interests in income (loss) of consolidated subsidiaries	130	(68)

Net loss	$(895)	$(8,869)

Loss per share
Basic and diluted	$(0.02)	$(0.23)

Shares used in computing loss per share
Basic and diluted	44,702	38,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2004	2003
	(unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(895)	$(8,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,034	4,558
Compensation expense related to common stock options and stock based compensation expense	213	958
Amortization of debt discount and issuance costs	210	210
Minority interests	130	(68)
Loss on disposal of long-lived assets	40	49
Changes in operating assets and liabilities:
Accounts receivable	33,214	6,117
Inventories	1,014	(8,969)
Prepaid expenses and other current assets	(1,734)	(876)
Accounts payable	(13,705)	5,132
Deferred revenue	(674)	(611)
Accrued warranty and retrofit costs	(839)	697
Accrued compensation and benefits	(8,656)	763
Accrued restructuring costs	(392)	(5,062)
Accrued expenses and other current liabilities	(1,588)	(4,409)

Net cash provided by (used in) operating activities	10,372	(10,380)

Cash flows from investing activities
Purchases of fixed assets	(2,398)	(1,214)
Purchases of marketable securities	(152,783)	(104,532)
Sale/maturity of marketable securities	101,643	77,936

Net cash used in investing activities	(53,538)	(27,810)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(2)	(33)
Proceeds from issuance of common stock, net of issuance costs	245	125,093

Net cash provided by financing activities	243	125,060

Effects of exchange rate changes on cash and cash equivalents	1,292	398

Net increase (decrease) in cash and cash equivalents	(41,631)	87,268
Cash and cash equivalents, beginning of period	193,281	124,999

Cash and cash equivalents, end of period	$151,650	$212,267

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

     The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2004.

     Certain amounts in previously issued financial statements have been reclassified to conform to current presentation.

     In September 2004, the Emerging Issues Task Force issued EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) which addressed issuances of contingently convertible debt instruments (CCDIs), exactly which periods a CCDI impacts EPS when the conversion trigger is tripped and the condition that should be used to determine whether the if-converted method should be applied if the conversion condition changes. These securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met. The provisions of this Issue are effective for periods ending after December 15, 2004 and is applied retroactively to instruments outstanding at the date of adoption, effectively restating previously reported EPS. The adoption of the provisions of EITF 04-08 will reduce diluted EPS to the extent the Company’s convertible debt is dilutive and will not have any impact on the Company’s previously reported EPS. The adoption of the provisions of EITF 04-08 in the quarter ended December 31, 2004, had no impact on diluted EPS as the Company was in a net loss position.

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

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on the Company’s financial position and results of operations. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future.

     In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“FAS 153”). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

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

     On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase 1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized $21.6 million of stock-based compensation for all options whose vesting was accelerated. The Company took this action because it may produce a more favorable impact on the Company’s results from operations in light of the effective date of FAS 123(R), which will take place in the Company’s fourth fiscal quarter.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Three months ended
	December 31,
	2004	2003

Net loss, as reported	$(895)	$(8,869)

Add stock-based employee compensation expense included in reported net loss	213	958
Deduct pro forma stock-based compensation expense	27,495	8,135

Pro forma net loss	$(28,177)	$(16,046)

Loss per share

Basic and diluted loss per share, as reported	$(0.02)	$(0.23)

Basic and diluted loss per share, pro forma	$(0.63)	$(0.42)

     Because of the acceleration of vesting described above, most options vest over several years and additional option grants are expected to be made subsequent to December 31, 2004, the results of applying the fair value method may have a materially different effect on pro forma net loss in future years.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

3. Property, Plant and Equipment

     Property, plant and equipment as December 31, 2004 and September 30, 2004 were as follows:

	December 31,	September 30,
	2004	2004
	(In thousands)
Buildings and land	$39,916	$39,874
Computer equipment and software	60,087	62,824
Machinery and equipment	28,301	27,927
Furniture and fixtures	14,226	14,633
Leasehold improvements	26,274	26,147
Construction in progress	4,430	3,005

	173,234	174,410
Less accumulated depreciation and amortization	(114,954)	(115,600)

Property, plant and equipment, net	$58,280	$58,810

     Depreciation expense was $3.1 million and $3.6 million for the three months ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and September 30, 2004, the Company did not have any equipment under capital lease obligations.

4. Loss per Share

     Approximately 4,892,000 and 5,400,000 options to purchase common stock, 261,000 and 0 shares of restricted stock and assumed conversions totaling approximately 2,492,000 and 2,492,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended December 31, 2004 and 2003, respectively, as their effect would be anti-dilutive. These options, restricted stock and conversions could, however, become dilutive in future periods.

5. Comprehensive Income (Loss)

     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net loss, the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three months ended
	December 31,
	2004	2003

Net loss	$(895)	$(8,869)
Change in cumulative translation adjustment	5,775	1,619
Unrealized gain (loss) on marketable securities	(342)	296

	$4,538	$(6,954)

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

6. Restricted Stock

     During the three months ended December 31, 2004, the Company issued 261,000 shares of restricted stock under the 2000 Equity Incentive Stock Option Plan. These restricted stock awards have graded vesting over periods ranging from two to three years. Compensation expense related to the restricted stock is being recognized on a straight line basis over the vesting period, based on the fair market value on the date of the restricted stock grant. The Company calculated the fair value of the restricted stock as $4.4 million on the date of the grant and recorded compensation expense of $0.2 million related to the vesting of the restricted stock in the three months ended December 31, 2004.

7. Segment, Geographic Information and Significant Customers

     The Company has four reportable segments: equipment automation, factory automation hardware, factory automation software and the “other’ segment.

     The equipment automation segment provides automated material handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. These include vacuum and atmospheric systems and robots and related components. Also included is the assembly and manufacturing of customer designed automation systems (“CDA”). The primary customers for these solutions are manufacturers of process tool equipment in semiconductor and flat panel display.

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

     The factory automation software segment provides software products that are used primarily in semiconductor and flat panel display, but also assembly and test, automotive, medical device and aerospace and defense manufacturing markets. This segment also includes consulting and support services. The Company’s software products enable manufacturers to increase their return on investment by maximizing production efficiency by improving cycle times. Products may be sold as part of an integrated solution or on a stand-alone basis.

     The Company’s other segment currently consists of the Specialty Equipment and Life Sciences division (“SELS”), which provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. As discussed in footnote 9, in January 2005, the Company decided to wind down operations in its “other” segment.

     The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill and restructuring and acquisition-related charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred tax assets, acquired intangible assets, goodwill and marketable securities and cash equivalents.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total

Three months ended December 31, 2004
Revenues
Product	$55,178	$19,890	$7,060	$585	$82,713
Services	8,256	8,135	18,714	—	35,105

	$63,434	$28,025	$25,774	$585	$117,818

Gross margin	$19,167	$6,104	$16,794	$(385)	$41,680
Operating income (loss)	$4,248	$(550)	$2,189	$(975)	$4,912

Three months ended December 31, 2003
Revenues
Product	$40,012	$7,680	$6,577	$1,006	$55,275
Services	7,775	4,863	14,633	—	27,271

	$47,787	$12,543	$21,210	$1,006	$82,546

Gross margin	$16,311	$783	$13,064	$87	$30,245
Operating income (loss)	$3,941	$(5,085)	$(3,836)	$(610)	$(5,590)

Assets
December 31, 2004	$171,529	$108,544	$76,947	$1,357	$358,377
September 30, 2004	$179,247	$116,868	$79,647	$1,706	$377,468

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2004 and 2003 is as follows (in thousands):

	Three months ended
	December 31,
	2004	2003

Segment operating income (loss)	$4,912	$(5,590)
Amortization of acquired intangible assets	890	943
Restructuring and acquisition-related charges	2,661	—

Total operating income (loss)	$1,361	$(6,533)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2004 and September 30, 2004 is as follows (in thousands):

	December 31,	September 30,
	2004	2004

Segment assets	$358,377	$377,468
Goodwill	62,228	62,034
Intangible assets	6,038	6,929
Investments in marketable securities and cash equivalents	225,506	224,608

Total assets	$652,149	$671,039

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     Net revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended
	December 31,
	2004	2003

North America	$65,575	$46,888
Asia/Pacific	29,570	19,692
Europe	22,673	15,966

	$117,818	$82,546

     The Company had no customer that accounted for more than 10% of revenues in either of the three months ended December 31, 2004 or 2003. The Company had no customer that accounted for more than 10% of accounts receivable at December 31, 2004 and September 30, 2004.

8. Restructuring and Acquisition-Related Costs and Accruals

     Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2005 plans to take additional cost reduction actions. Accordingly, charges of $2.7 million were recorded for these actions in the first quarter of fiscal 2005. Of this amount, $2.4 million related to workforce reductions of 56 employees world wide, primarily in general and administrative functions and $0.3 million related to excess facilities. The accruals for workforce reductions are expected to be paid over the remainder of fiscal 2005. The facilities charges are expected to be paid within the next three months. The Company estimates that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions will be approximately $4.3 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

     The Company continues to review and align its cost structure to sustain profitable operations amid the changing semiconductor cycles. It expects to record additional restructuring charges in its second and third fiscal quarters as a result of the actions discussed below.

     The Company signed a letter of intent to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences (“SELS”) division to a third party on October 19, 2004. The parties were not able to negotiate a definitive purchase and sale agreement, thus the Company has decided to wind down operations in its “other” segment during the second fiscal quarter. As such, the Company will make headcount reductions of approximately 30 individuals related to the SELS division. The Company intends to complete existing obligations, however, it does not intend to take on any new business. The Company expects the wind down of operations to be completed in March 2005. Associated with this action, the Company expects to incur restructuring charges of approximately $1.0 million during its second fiscal quarter.

     The Company has also identified other actions including further headcount reductions principally in its factory hardware segment as well as sales facility closures for which it expects to incur restructuring charges of approximately $3.2 million during its second fiscal quarter.

     In December 2004, the Company announced to its workforce in its Jena, Germany facility a reduction plan which will take place during the course of fiscal 2005. The Company currently employs approximately 250 employees in this division and has plans to reduce this to approximately 60 employees by September 2005. The Company is currently in discussion with the workers’ council for the plant and expects to incur additional restructuring charges of approximately $5.0 million during its third fiscal quarter.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     The activity for the three months ended December 31, 2004 and 2003 related to the Company’s restructuring accruals is summarized below (in thousands):

	Activity – Three Months Ended December 31, 2004
	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2004	Expense	Utilization	2004

Facilities	$17,730	$270	$(1,378)	$16,622
Workforce-related	2,460	2,391	(1,634)	3,217

	$20,190	$2,661	$(3,012)	$19,839

	Activity – Three Months Ended December 31, 2003
	Balance	New		Balance
	September 30,	Initiatives		December 31,
	2003	Expense	Utilization	2003

Facilities	$24,312	$—	$(1,616)	$22,696
Workforce-related	4,955	—	(3,395)	1,560

	$29,267	$—	$(5,011)	$24,256

     The Company expects the majority of the remaining severance costs totaling $3.2 million will be paid within nine months. The expected facilities costs, totaling $16.6 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.

9. Other Balance Sheet Information

     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2004	2004

Accounts receivable	$95,937	$127,234
Less allowances	3,210	3,230

	$92,727	$124,004

Inventories
Raw materials and purchased parts	$43,189	$51,297
Work-in-process	24,809	20,443
Finished goods	15,259	13,173
Less reserves for excess and obsolete inventory	10,593	13,022

	$72,664	$71,891

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three months ended December 31, 2004 and 2003 is as follows (in thousands):

Activity – Three Months Ended December 31, 2004
Balance			Balance
September 30,			December 31,
2004	Accruals	Settlements	2004

$12,054	$482	$(1,087)	$11,449

Activity – Three Months Ended December 31, 2003
Balance			Balance
September 30,			December 31,
2003	Accruals	Settlements	2003

$11,809	$723	$(590)	$11,942

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

11. Subsequent Event

     The Company has an accrual of $10.1 million related to the retirement benefit to be paid to its former Chief Executive Officer under the terms of his employment agreement. In accordance with his current employment contract, the full retirement benefit as determined by the employment agreement of $10.1 million was paid in January 2005.

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

Overview

     We are a leading supplier of automation products and solutions primarily serving the worldwide semiconductor and other related technology markets. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make process equipment for semiconductor manufacturing. Our offerings range from hardware and software modules to fully integrated systems and services. Although our core business addresses the increasingly complex automation requirements of the global semiconductor industry, we are also focused on providing automation solutions for a number of related industries, including flat panel display manufacturing, data storage and other complex manufacturing.

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

     We have concluded that certain products and functions within our Jena, Germany manufacturing facility are able to be produced and provided at lower costs through third party suppliers. As such, we have announced a reduction plan that will take place during the course of fiscal 2005 in order to continue to increase efficiency and reduce costs. In addition, we have decided to wind down the operations of our SELS business over the course of the second fiscal quarter. We expect the wind down of operations to be completed in March 2005. Associated with this action, we expect to incur restructuring charges of approximately $1.0 million during our second fiscal quarter. We intend to complete existing obligations; however we do not intend to take on any new business.

     The semiconductor industry is cyclical in nature, and the market conditions indicate relatively flat to declining demand as compared to last fiscal year. We are focusing our major efforts in the following areas:

•	Sustaining our ability to meet our customers’ requirements on a timely basis through the implementation of flexible manufacturing processes while at the same time improving product quality, controlling costs, and maintaining supply relationships that provide continuing, flexible access to essential components and materials even as demand for our product fluctuates;

•	Aligning costs and revenues to achieve profitable levels of operation and sustain positive operating cash flow;

•	Developing the products and services required for future success in the market and assuring that they will be competitively priced;

•	Greater expansion into other industries such as flat panel display manufacturing for our hardware products;

•	Greater expansion into other industries such as aerospace and defense, automotive, and medical devices for our software products;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our contract automation systems business with process tool manufacturers;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically India;

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

•	Greater expansion of our software products into the China market;

•	Determining how best to improve our customer sales and support structure;

•	Evaluating the location of our manufacturing operations;

•	Evaluating our strategic direction and value of non-core products; and

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications.

Three Months Ended December 31, 2004, Compared to Three Months Ended December 31, 2003

  Revenues

     We reported revenues of $117.8 million for the three months ended December 31, 2004, compared to $82.5 million in the three months ended December 31, 2003, a 42.7% increase. The increase is consistent with and reflective of an increase in demand for semiconductor capital equipment experienced on a comparative quarter basis. The increase in customer demand for our hardware and software products experienced during the first quarter of fiscal 2005 compared to the same prior year quarter may not be indicative of future results as current industry forecasts indicate softening market demand.

     Our equipment automation segment reported revenues of $63.4 million for the three months ended December 31, 2004, an increase of 32.7% from the three months ended December 31, 2003. This increase is attributable to increased shipments to our OEM customer base as demand for products from these customers has increased. A substantial portion of the increase was $9.0 million of cda revenues as we have expanded our sales of products to OEM customers that produce automation equipment internally. There is a continued trend among these customers to outsource this capability to providers of automation equipment. We expect second quarter revenues for our equipment automation segment to increase slightly as compared to present levels as forecasted demand increases.

     Our factory automation hardware segment reported a 123.4% increase, to $28.0 million, in the three months ended December 31, 2004, compared to the three months ended December 31, 2003. The increase is primarily attributable to the completion of installation and acceptance related to factory transport systems. We expect near term revenues for our factory automation hardware segment to remain relatively flat as compared to present levels.

     Our factory automation software segment reported revenues of $25.8 million in the three months ended December 31, 2004, a 21.5% increase from $21.2 million in the three months ended December 31, 2003. The increase is primarily attributable to strong maintenance revenues as customers continued to use previously purchased software products and renewed related maintenance arrangements. We expect near term revenues for our factory automation software segment to remain flat as compared to current levels.

     Product revenues increased $27.4 million, or 49.6%, to $82.7 million, in the three months ended December 31, 2004, from $55.3 million in the three months ended December 31, 2003. This increase is attributable to strong demand for our equipment automation and factory automation hardware products reflective of industry trends of increased demand for semiconductor capital equipment on a comparative quarter basis. Product revenues for our equipment automation, factory automation hardware and factory automation software segments grew by 37.9%, 159.0% and 7.3%, respectively, from levels during the three months ended December 31, 2003. Service revenues increased $7.8 million, or 28.7%, to $35.1 million in the three months ended December 31, 2004. This increase is primarily attributable to continued strong maintenance revenues from our factory automation software segment and strong service contract and service repair revenues from our factory automation hardware segment.

     Revenues outside the United States were $52.3 million, or 44.4% of revenues, and $35.7 million, or 43.3% of revenues, in the three months ended December 31, 2004 and 2003, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

     Deferred revenues of $34.4 million at December 31, 2004 consisted of $11.4 million related to deferred maintenance contracts and $23.0 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.

  Gross Margin

     Gross margin dollars increased to $41.7 million for the three months ended December 31, 2004, compared to $30.2 million for the three months ended December 31, 2003, while gross margin percentage decreased to 35.4% for the three months ended December 31, 2004, compared to 36.6% for the three months ended December 31, 2003. Our equipment automation segment gross margin increased to $19.2 million or 30.2% in the three months ended December 31, 2004, from $16.3 million or 34.1% in the three months ended December 31, 2003. The decrease on gross margin percentage is primarily the result of product mix within our OEM products as well as additional overhead spending in manufacturing engineering and quality assurance in the Chelmsford facility. We had $9.0 million of contract automation systems revenues which have lower gross margins of 20.0% in the three months ended December 31, 2004 compared to $0.1 million in the three months ended December 31, 2003. Gross margin for our factory automation hardware segment increased to $6.1 million or 21.8% in the three months ended December 31, 2004, from $0.8 million or 6.2% in the three months ended December 31, 2003. The increase in gross margin percentage is primarily the result of our increased volumes resulting in more favorable absorption of fixed costs related to this segment and fewer low margin projects in the current period. Our factory automation software segment’s gross margin for the three months ended December 31, 2004, increased to $16.8 million or 65.2%, compared to $13.1 million or 61.6% in the prior year. The increase in gross margin percentage is primarily the result of increased maintenance revenue levels.

     Gross margin on product revenues was $25.0 million or 30.2% for the three months ended December 31, 2004, compared to $18.1 million or 32.8% for the prior year. The decrease in product margins is primarily attributable to the impact of product mix within our OEM products offset by the increased margins in factory automation hardware.

     Gross margin on service revenues was $16.7 million or 47.5% for the three months ended December 31, 2004, compared to $12.1 million or 44.4% in the three months ended December 31, 2003. The increase is primarily the result of the services revenue mix.

  Research and Development

     Research and development expenses for the three months ended December 31, 2004, were $15.9 million, a decrease of $0.2 million, compared to $16.1 million in the three months ended December 31, 2003. Research and development expenses also decreased as a percentage of revenues, to 13.5%, from 19.5% in the three months ended December 31, 2003. The decrease in absolute spending and as a percentage of revenues was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient as well as higher revenue levels against which these costs are measured..

  Selling, General and Administrative

     Selling, general and administrative expenses were $20.9 million for the three months ended December 31, 2004, an increase of $1.1 million, compared to $19.8 million in the three months ended December 31, 2003. Selling, general and administrative expenses decreased as a percentage of revenues, to 17.7% in the three months ended December 31, 2004, from 23.9% in the three months ended December 31, 2003. The slight increase in absolute spending is the result of incentive compensation accruals in the current period which were not made in the prior comparative quarter. The decrease as a percentage of revenues was primarily the result of our continued focus on controlling costs as well as higher revenue levels against which these costs are measured...

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

  Amortization of Acquired Intangibles

     Amortization expense for acquired intangible assets totaled $0.9 million for both the three months ended December 31, 2004 and 2003. Amortization will remain relatively flat as the intangibles continue to amortize over their expected useful lives.

     Restructuring and Acquisition-related Charges

     We recorded a charge to operations of $2.7 million in the three months ended December 31, 2004, of which $2.4 million related to workforce reductions of approximately 56 employees world wide, primarily in general and administrative functions and $0.3 million related to excess facilities. Excess facilities charges of $0.3 million consisted of excess facilities identified in fiscal 2005 that were recorded to recognize the amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. We believe that the cost reduction programs implemented will align costs with revenues. In the event we are unable to achieve this alignment, additional cost cutting programs may be required in the future. The accruals for workforce reductions are expected to be paid over the remainder of fiscal 2005. The facilities charges are expected to be paid within the next three months. These charges helped better align our cost structure. We estimate that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions will be approximately $4.3 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

     We continue to review and align our cost structure with an aim to sustain profitable operations amid the changing semiconductor cycles. We expect to record additional restructuring charges in our second and third fiscal quarters as a result of the actions discussed below.

     We signed a letter of intent to sell substantially all the assets of our Specialty Equipment and Life Sciences (“SELS”) division to a third party on October 19, 2004. The parties were not able to negotiate a definitive purchase and sale agreement, thus we have decided to wind down operations in our “other” segment during the second fiscal quarter. As such, we will make headcount reductions of approximately 30 individuals related to the SELS division. We intend to complete existing obligations; however we do not intend to take on any new business. We expect the wind down of operations to be completed in March 2005. Associated with this action, we expect to incur restructuring charges of approximately $1.0 million during our second fiscal quarter.

     We have also identified other actions including further headcount reductions principally in our factory hardware segment as well as sales facility closures for which we expect to incur restructuring charges of approximately $3.2 million during our second fiscal quarter.

     In December 2004, we announced to our workforce in our Jena, Germany facility a reduction plan which will take place during the course of fiscal 2005. We currently employ approximately 250 employees at this facility and have plans to reduce this to approximately 60 employees by September 2005. We are currently in discussion with the workers’ council for the plant and expect to incur additional restructuring charges of approximately $5.0 million during our third fiscal quarter.

  Interest Income and Expense

     Interest income increased by $1.1 million, to $2.0 million, in the three months ended December 31, 2004, from $0.9 million in the three months ended December 31, 2003. This increase is primarily the result of higher investment balances for the entire three month period and higher interest rates that were realized on our investment balances. Interest expense of $2.4 million for the three months ended December 31, 2004 and 2003 relates primarily to the 4.75% Convertible Subordinated Notes.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

  Other (Income) Expense

     Other expense, net increased by $0.2 million, to $0.2 million, in the three months ended December 31, 2004. This increase is primarily the result of various transactions including an accrual of value added tax for foreign legal fees.

  Income Tax Provision

     We recorded an income tax provision of $1.5 million in the three months ended December 31, 2004 and an income tax provision of $1.0 million in the three months ended December 31, 2003. The tax provision recorded for both periods was primarily due to foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2004, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Liquidity and Capital Resources

     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry experienced such a downturn that extended from 2001 well into 2003. The downturn affected revenues, gross margins and operating results. In response to this downturn, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. During the quarter just completed our revenues declined from the preceding quarter. As discussed above, we have implemented continuing cost reduction programs, and we believe that the cost reduction programs implemented have aligned costs with revenues. In the event we are unable to sustain this alignment, additional cost cutting programs may be required in the future. The cyclical nature of the industry make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.

     At December 31, 2004, we had cash, cash equivalents and marketable securities aggregating $338.4 million. This amount was comprised of $151.6 million of cash and cash equivalents, $110.1 million of investments in short-term marketable securities and $76.7 million of investments in long-term marketable securities. At September 30, 2004, we had cash, cash equivalents and marketable securities aggregating $329.1 million. This amount was comprised of $193.3 million of cash and cash equivalents, $62.1 million of investments in short-term marketable securities and $73.7 million of investments in long-term marketable securities.

     Cash provided by operations was $10.4 million for the three months ended December 31, 2004, and was primarily attributable to our net loss of $0.9 million, adjusted for non-cash depreciation and amortization of $4.0 million and compensation expense related to common stock and options of $0.2 million. These adjustments were offset by net working capital changes resulting in an increase in cash of $6.6 million. This change in working capital was primarily the result of decreased accounts receivable balances of $33.2 million and a decreased inventory balance of $1.0 million. The decrease in accounts receivable is a result of our decreased revenue levels from the fourth fiscal quarter of 2004 and strong collections during the three months ended December 31, 2004. Our days sales outstanding increased to 72 days at December 31, 2004 from 70 days at September 30, 2004, as a result of numerous shutdowns during the holiday season at many of our customers, resulting in delayed payments. Decreased inventory levels of $1.0 million are reflective of the continued focus on inventory management. Other changes in working capital included decreased accounts payable levels of $13.7 million, decreased accrued compensation and benefits of $8.7 million resulting from payments for variable cash compensation plans, decreased accrued expenses and other current liabilities of $1.6 million primarily the result of our semi-annual interest payment on our Convertible Subordinated Notes of $4.2 million and increases in prepaid expenses and other current assets of $1.7 million primarily as a result of prepayments for corporate insurance policies.

     Cash used by investing activities was $53.5 million for the three months ended December 31, 2004, and is principally comprised of net purchases of marketable securities of $51.1 million as we took excess cash and purchased additional marketable securities to maximize investment returns and $2.4 million used for capital additions.

     Cash provided by financing activities was $0.2 million for the three months ended December 31, 2004, and is primarily comprised of $0.2 million from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.

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

     At December 31, 2004, we had approximately $0.5 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

     We have an accrual of $10.1 million related to the retirement benefit to be paid to our former Chief Executive Officer under the terms of his employment agreement. In accordance with his current employment contract, the full retirement benefit as determined by the employment agreement of $10.1 million was paid in January 2005.

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

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

Recently Enacted Accounting Pronouncements

     In September 2004, the Emerging Issues Task Force issued EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) which addressed issuances of contingently convertible debt instruments (CCDIs), exactly which periods a CCDI impacts EPS when the conversion trigger is tripped and the condition that should be used to determine whether the if-converted method should be applied if the conversion condition changes. These securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met. The provisions of this Issue are effective for periods ending after December 15, 2004 and is applied retroactively to instruments outstanding at the date of adoption, effectively restating previously reported EPS. The adoption of the provisions of EITF 04-08 will reduce diluted EPS to the extent our convertible debt is dilutive and will not have any impact on our previously reported EPS. The adoption of the provisions of EITF 04-08 in the quarter ended December 31, 2004, had no impact on diluted EPS as we were in a net loss position.

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

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the impact of FAS 123(R) on our financial position and results of operations. We are also evaluating the form of any stock based incentive compensation we may offer in the future.

     In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“FAS 153”). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on our financial position or results of operations.

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

     Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us from the third quarter of fiscal 2001 until well into 2003. As a result of that downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. That reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Although our business became profitable during 2004, there appears to be a downward trend again developing in the semiconductor industry, and our revenues in the quarter just ended declined from the preceding quarter resulting in a loss for the quarter on a generally accepted accounting principles basis. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability. We cannot assure you as to whether we will be able to return to the profitability we have recently achieved.

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

     Primarily in response to reduced demand for our products, during the recent downturn in the semiconductor industry, we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. Although we had net income in fiscal 2004 when the semiconductor industry rebounded, we experienced a net loss in the first quarter of fiscal 2005 when our sales levels declined. Our failure to adequately reduce our costs, without our products sales levels staying at least level with fiscal 2004, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities could harm us because they may result in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.

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

     Our success is dependent on our ability to respond to the rapid rate of technological change present in the semiconductor manufacturing industry. The success of our product development and introduction depends on our ability to:

•	accurately identify and define new market opportunities and products;

•	obtain market acceptance of our products;

•	timely innovate, develop and commercialize new technologies and applications;

•	adjust to changing market conditions;

•	differentiate our offerings from our competitors’ offerings;

•	continue to develop a comprehensive, integrated product and service strategy; and

•	properly price our products and services.

     If we cannot succeed in responding in a timely manner to technological and/or market changes, we could lose our competitive position which could materially harm our business and our prospects.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued

The global nature of our business exposes us to multiple risks.

     For the quarter ended December 31, 2004, approximately 44% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

Risks Relating to Our Customers

We face substantial competition which may lead to price pressure and otherwise adversely affect our sales.L

     We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst/Shinko, Daifuku, Camstar, Datasweep, Intercim, IBM, Murata, Rorze, TDK and Yaskawa and other smaller, regional companies. We also compete with OEM manufacturers, such as Applied Materials, Novellus, KLA-Tencor and TEL, that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.

     We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 41% of our total revenues in the quarter ended December 31, 2004, 39% of our total revenues in fiscal 2004, 37% in fiscal 2003 and 33% in fiscal 2002. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.

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

BROOKS AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Concentration of Credit Risk

     Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of our revenues. Our top ten largest customers accounted for 41% of revenues for the three months ended December 31, 2004. Our top twenty largest customers account for 57% of revenues for the three months ended December 31, 2004. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses.

Interest Rate Exposure

     At December 31, 2004, we had no variable interest rate debt, accordingly, a 10% change in the effective interest rate percentage would impact interest income although it would not materially affect the consolidated results of operations or financial position.

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

BROOKS AUTOMATION, INC.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is effectively recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms. The Company is presently engaged in a broad review of its internal control procedures in anticipation of the need for the Company’s management to attest to the effectiveness of internal control over financial reporting in connection with its 2005 filing of the Company’s Annual Report on Form 10-K.

b)	Limitations Inherent in All Controls. The Company’s management, including the CEO and CFO, recognizes that our disclosure controls and our internal controls (discussed below) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

c)	Change in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BROOKS AUTOMATION, INC.
DATE: February 1, 2005	/s/ EDWARD C. GRADY
Edward C. Grady
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: February 1, 2005	/s/ ROBERT W. WOODBURY, JR.
Robert W. Woodbury, Jr.
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications