Form 10-Q
period 2005-03-31
BROOKS AUTOMATION INC
filed 2005-05-06
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, May 2, 2005:

     Common stock, $0.01 par value                                                                                           45,267,084 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$196,408	$193,281
Marketable securities	99,636	62,086
Accounts receivable, net	91,002	124,004
Inventories	63,641	71,891
Prepaid expenses and other current assets	12,372	9,873

Total current assets	463,059	461,135

Property, plant and equipment, net	56,279	58,810
Long-term marketable securities	55,170	73,743
Goodwill	62,209	62,034
Intangible assets, net	5,302	6,929
Other assets	4,273	8,388

Total assets	$646,292	$671,039

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$12	$11
Accounts payable	37,565	45,086
Deferred revenue	31,265	34,568
Accrued warranty and retrofit costs	12,356	12,054
Accrued compensation and benefits	16,710	25,626
Accrued retirement benefit	—	9,899
Accrued restructuring costs	10,871	6,654
Accrued income taxes payable	16,998	16,015
Accrued expenses and other current liabilities	14,972	17,085

Total current liabilities	140,749	166,998

Long-term debt	175,008	175,014
Accrued long-term restructuring	11,413	13,536
Other long-term liabilities	1,932	1,678

Total liabilities	329,102	357,226

Contingencies (Note 10)

Minority interests	1,126	918

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,261,240 and 44,691,844 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	453	447
Additional paid-in capital	1,242,026	1,233,526
Deferred compensation	(3,939)	(24)
Accumulated other comprehensive income	14,304	12,359
Accumulated deficit	(936,780)	(933,413)

Total stockholders’ equity	316,064	312,895

Total liabilities, minority interests and stockholders’ equity	$646,292	$671,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues
Product	$98,313	$95,891	$181,026	$151,166
Services	31,160	42,093	66,265	69,364

Total revenues	129,473	137,984	247,291	220,530

Cost of revenues
Product	70,421	57,779	128,132	94,909
Services	15,482	29,295	33,909	44,466

Total cost of revenues	85,903	87,074	162,041	139,375

Gross profit	43,570	50,910	85,250	81,155

Operating expenses
Research and development	16,464	16,634	32,376	32,702
Selling, general and administrative	20,695	21,469	41,551	41,236
Amortization of acquired intangible assets	737	939	1,627	1,882
Restructuring charges	6,690	2,168	9,351	2,168

Total operating expenses	44,586	41,210	84,905	77,988

Income (loss) from operations	(1,016)	9,700	345	3,167

Interest income	2,220	1,290	4,196	2,226
Interest expense	2,357	2,373	4,752	4,742
Other (income) expense, net	(287)	239	(66)	197

Income (loss) before income taxes and minority interests	(866)	8,378	(145)	454
Income tax provision	1,528	1,829	3,014	2,842

Income (loss) before minority interests	(2,394)	6,549	(3,159)	(2,388)
Minority interests in income (loss) of consolidated subsidiaries	78	317	208	249

Net income (loss)	$(2,472)	$6,232	$(3,367)	$(2,637)

Earnings (loss) per share
Basic	$(0.06)	$0.14	$(0.08)	$(0.06)
Diluted	$(0.06)	$0.14	$(0.08)	$(0.06)

Shares used in computing earnings (loss) per share
Basic	44,873	44,412	44,787	41,417
Diluted	44,873	44,995	44,787	41,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2005	2004
	(unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(3,367)	$(2,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,866	8,906
Compensation expense related to common stock options and stock based compensation expense	1,254	1,740
Amortization of debt discount and issuance costs	419	419
Minority interests	208	249
Loss on disposal of long-lived assets	968	62
Changes in operating assets and liabilities:
Accounts receivable	35,265	(32,963)
Inventories	9,692	(26,377)
Prepaid expenses and other current assets	2,120	7,624
Accounts payable	(8,008)	22,923
Deferred revenue	(3,789)	6,323
Accrued warranty and retrofit costs	(87)	60
Accrued compensation and benefits	(9,222)	3,590
Accrued restructuring costs	2,057	(6,121)
Accrued expenses and other current liabilities	(10,824)	758

Net cash provided by (used in) operating activities	24,552	(15,444)

Cash flows from investing activities
Purchases of fixed assets	(5,153)	(2,690)
Purchases of marketable securities	(245,633)	(177,938)
Sale/maturity of marketable securities	226,061	111,254

Net cash used in investing activities	(24,725)	(69,374)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(5)	(63)
Proceeds from issuance of common stock, net of issuance costs	3,334	128,043

Net cash provided by financing activities	3,329	127,980

Effects of exchange rate changes on cash and cash equivalents	(29)	414

Net increase in cash and cash equivalents	3,127	43,576
Cash and cash equivalents, beginning of period	193,281	124,999

Cash and cash equivalents, end of period	$196,408	$168,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

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

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt the provisions of FAS 123(R) effective as of October 1, 2005. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on the Company’s financial position and results of operations. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future.

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

     On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase 1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized $21.6 million of stock-based compensation for all options whose vesting was accelerated. The Company took this action because it may produce a more favorable impact on the Company’s results from operations in light of the effective date of FAS 123(R), which will take place in the Company’s first fiscal quarter of 2006.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income (loss), as reported	$(2,472)	$6,232	$(3,367)	$(2,637)

Add stock-based employee compensation expense included in reported net income (loss)	412	7	625	656
Deduct pro forma stock-based compensation expense	1,650	5,941	29,238	11,452

Pro forma net income (loss)	$(3,710)	$298	$(31,980)	$(13,433)

Earnings (loss) per share
Basic, as reported	$(0.06)	$0.14	$(0.08)	$(0.06)

Diluted, as reported	$(0.06)	$0.14	$(0.08)	$(0.06)

Basic, pro forma	$(0.08)	$0.01	$(0.71)	$(0.32)

Diluted, pro forma	$(0.08)	$0.01	$(0.71)	$(0.32)

     The results of applying the fair value method may have a materially different effect on pro forma net income (loss) in future years because of the acceleration of vesting described above, the fact that most options vest over several years and additional option grants are expected to be made subsequent to March 31, 2005.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

3.	Property, Plant and Equipment

     Property, plant and equipment as of March 31, 2005 and September 30, 2004 were as follows:

	March 31,	September 30,
	2005	2004
	(In thousands)
Buildings and land	$40,081	$39,874
Computer equipment and software	60,084	62,824
Machinery and equipment	25,835	27,927
Furniture and fixtures	13,079	14,633
Leasehold improvements	15,555	26,147
Construction in progress	3,942	3,005

	158,576	174,410
Less accumulated depreciation and amortization	(102,297)	(115,600)

Property, plant and equipment, net	$56,279	$58,810

     Depreciation expense was $3.1 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively, and $6.2 million and $7.0 million for the six months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and September 30, 2004, the Company did not have any equipment under capital leases.

4.	Earnings (Loss) per Share

     Below is a reconciliation of net income (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income (loss)	$(2,472)	$6,232	$(3,367)	$(2,637)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	44,873	44,412	44,787	41,417

Dilutive common stock options	—	583	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	44,873	44,995	44,787	41,417

Basic earnings (loss) per share	$(0.06)	$0.14	$(0.08)	$(0.06)

Diluted earnings (loss) per share	$(0.06)	$0.14	$(0.08)	$(0.06)

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     Approximately 5,052,000 and 4,953,000 options to purchase common stock, 273,000 and 0 shares of restricted stock and approximately 2,492,000 and 2,492,000 shares of common stock obtained from the assumed conversion of the Company’s convertible debt were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004, respectively, as their effect would be anti-dilutive. Approximately 4,972,000 and 5,468,000 options to purchase common stock, 267,000 and 0 shares of restricted stock and approximately 2,492,000 and 2,492,000 shares of common stock obtained from the assumed conversion of the Company’s convertible debt were excluded from the computation of diluted loss per share for the six months ended March 31, 2005 and 2004, respectively, as their effect would be anti-dilutive. These options, restricted stock and conversions could, however, become dilutive in future periods.

5.	Comprehensive Income (Loss)

     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three and six months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income (loss)	$(2,472)	$6,232	$(3,367)	$(2,637)
Change in cumulative translation adjustment	(3,033)	(45)	2,742	1,573
Unrealized gain (loss) on marketable securities	(455)	508	(797)	804

	$(5,960)	$6,695	$(1,422)	$(260)

6.	Restricted Stock

     During the three and six months ended March 31, 2005, the Company issued 22,000 and 283,000 shares of restricted stock under the 2000 Equity Incentive Stock Option Plan. In addition, during the three months ended March 31, 2005, the Company cancelled 10,000 shares of restricted stock previously issued. These restricted stock awards have graded vesting over periods ranging from two to three years. Compensation expense related to the restricted stock is being recognized on a straight line basis over the vesting period, based on the fair market value on the date of the restricted stock grant. The Company calculated the grant date fair value of all the restricted stock awards to be $4.5 million and recorded compensation expense of $0.4 million and $0.6 million related to the vesting of the restricted stock in the three and six months ended March 31, 2005.

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

BROOKS AUTOMATION, INC.

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

     The Company’s other segment currently consists of the Specialty Equipment and Life Sciences division (“SELS”), which provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. As discussed in footnote 8, in January 2005, the Company began to wind down operations in its “other” segment.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     Financial information for the Company’s business segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Other	Total
Three months ended March 31, 2005
Revenues
Product	$63,015	$24,010	$11,269	$19	$98,313
Services	7,712	8,694	14,754	—	31,160

	$70,727	$32,704	$26,023	$19	$129,473

Gross margin	$20,566	$5,093	$18,202	$(291)	$43,570
Operating income (loss)	$5,033	$(719)	$3,526	$(1,429)	$6,411

Three months ended March 31, 2004
Revenues
Product	$68,516	$15,100	$11,668	$607	$95,891
Services	9,502	5,969	26,622	—	42,093

	$78,018	$21,069	$38,290	$607	$137,984

Gross margin	$27,613	$6,566	$16,728	$3	$50,910
Operating income (loss)	$12,894	$(1,054)	$2,342	$(1,375)	$12,807

Six months ended March 31, 2005
Revenues
Product	$118,193	$43,900	$18,329	$604	$181,026
Services	15,968	16,829	33,468	—	66,265

	$134,161	$60,729	$51,797	$604	$247,291

Gross margin	$39,733	$11,197	$34,996	$(676)	$85,250
Operating income (loss)	$9,281	$(1,269)	$5,715	$(2,404)	$11,323

Six months ended March 31, 2004
Revenues
Product	$107,237	$24,076	$18,245	$1,608	$151,166
Services	17,085	11,024	41,255	—	69,364

	$124,322	$35,100	$59,500	$1,608	$220,530

Gross margin	$42,283	$9,282	$29,294	$296	$81,155
Operating income (loss)	$13,295	$(5,359)	$1,143	$(1,862)	$7,217

Assets
March 31, 2005	$144,911	$103,153	$83,479	$790	$332,333
September 30, 2004	$179,247	$116,868	$79,647	$1,706	$377,468

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004

Segment operating income	$6,411	$12,807	$11,323	$7,217
Amortization of acquired intangible assets	737	939	1,627	1,882
Restructuring and acquisition-related charges	6,690	2,168	9,351	2,168

Total operating income (loss)	$(1,016)	$9,700	$345	$3,167

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2005 and September 30, 2004 is as follows (in thousands):

	March 31,	September 30,
	2005	2004

Segment assets	$332,333	$377,468
Goodwill	62,209	62,034
Intangible assets	5,302	6,929
Investments in marketable securities and cash equivalents	246,448	224,608

Total assets	$646,292	$671,039

     Revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004

North America	$66,439	$63,343	$132,014	$110,231
Asia/Pacific	37,582	34,805	67,152	54,497
Europe	25,452	39,836	48,125	55,802

	$129,473	$137,984	$247,291	$220,530

     The Company had no customers that accounted for more than 10% of revenues in the three or six months ended March 31, 2005. The Company had one customer that accounted for 16.1% of revenues in the three months ended March 31, 2004. The Company had a separate customer that accounted for 12.8% of revenues in the six months ended March 31, 2004. The Company had no customers that accounted for more than 10% of accounts receivable at March 31, 2005 or September 30, 2004.

\

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

8.	Restructuring Charges and Accruals

     The Company signed a letter of intent to sell substantially all the assets of the Company’s SELS division to a third party on October 19, 2004. The parties were not able to negotiate a definitive purchase and sale agreement, thus the Company began to wind down operations in its “other” segment during the second fiscal quarter. As such, the Company made headcount reductions of approximately 20 individuals related to the SELS division. The Company intends to complete existing obligations, however, it does not intend to take on any new business.

     In December 2004, the Company announced to its workforce in its Jena, Germany facility, a reduction plan which will take place during the course of fiscal 2005. As part of its efforts to reduce costs, the Company has decided to downsize its capabilities in its Jena, Germany facility by integrating various functions into existing facilities or outsourcing certain functions where it makes economic sense. The Company will continue to have operations in Jena, Germany principally to service the European market and to do final integration and test of certain products. During the three months ended March 31, 2005, the Company completed severance discussions with the workers’ council for the German facility and as such, the Company took charges for headcount reductions of approximately 65 individuals.

     Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2005 plans to take additional cost reduction actions. Accordingly, charges of $6.7 million were recorded for these actions in the second quarter of fiscal 2005. Of this amount, $6.0 million related to workforce reductions of approximately 120 employees world wide and $0.7 million related to lease and other costs on vacated facilities. The accruals for workforce reductions are expected to be paid into the first quarter of fiscal 2006 and the facilities accruals over the respective lease terms extending to 2011. The Company estimates that salary and benefit savings as a result of these actions will be approximately $6.0 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

     The Company has recorded a total charge to operations of $9.4 million in the six months ended March 31, 2005, of which $8.4 million related to workforce reductions of approximately 180 employees world wide and $1.0 million related to excess facilities. Excess facilities charges of $1.0 million consisted of remaining lease obligations on facilities vacated in fiscal 2005. The accruals for workforce reductions are expected to be paid into the first quarter of fiscal 2006 and the facilities accruals over the respective lease terms extending to 2011. The Company estimates that salary and benefit savings as a result of these actions will be approximately $10.3 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

     The Company recorded a charge to operations of $2.2 million in the three and six months ended March 31, 2004, of which $1.6 million related to workforce reductions and $0.6 million related to excess facilities. The impact of these cost reductions on the Company’s liquidity was not significant, as the cost savings yielded actual cash savings within twelve months.

     The Company continues to review and align its cost structure to sustain profitable operations amid the changing semiconductor cycles.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

     The activity for the three and six months ended March 31, 2005 and 2004 related to the Company’s restructuring accruals is summarized below (in thousands):

	Activity – Three Months Ended March 31, 2005
	Balance	New		Balance
	December 31,	Initiatives		March 31,
	2004	Expense	Utilization	2005
Facilities	$16,622	$731	$(1,318)	$16,035
Workforce-related	3,217	5,959	(2,927)	6,249

	$19,839	$6,690	$(4,245)	$22,284

	Activity – Three Months Ended March 31, 2004
	Balance	New		Balance
	December 31,	Initiatives		March 31,
	2003	Expense	Utilization	2004
Facilities	$22,696	$597	$(2,260)	$21,033
Workforce-related	1,560	1,571	(992)	2,139

	$24,256	$2,168	$(3,252)	$23,172

	Activity – Six Months Ended March 31, 2005
	Balance	New		Balance
	September 30,	Initiatives		March 31,
	2004	Expense	Utilization	2005
Facilities	$17,730	$1,001	$(2,696)	$16,035
Workforce-related	2,460	8,350	(4,561)	6,249

	$20,190	$9,351	$(7,257)	$22,284

	Activity – Six Months Ended March 31, 2004
	Balance	New		Balance
	September 30,	Initiatives		March 31,
	2003	Expense	Utilization	2004
Facilities	$24,312	$597	$(3,876)	$21,033
Workforce-related	4,955	1,571	(4,387)	2,139

	$29,267	$2,168	$(8,263)	$23,172

     The Company expects the majority of the remaining severance costs totaling $6.2 million will be paid within nine months. The expected facilities costs, totaling $16.0 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

9. Other Balance Sheet Information

     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2005	2004
Accounts receivable	$94,080	$127,234
Less allowances	3,078	3,230

	$91,002	$124,004

Inventories
Raw materials and purchased parts	$31,601	$27,030
Work-in-process	13,728	12,504
Finished goods	18,312	32,357

	$63,641	$71,891

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and for retrofit accruals at the time the retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three and six months ended March 31, 2005 and 2004 is as follows (in thousands):

Activity – Three Months Ended March 31, 2005
Balance			Balance
December 31,			March 31,
2004	Accruals	Settlements	2005
$11,449	$2,179	$(1,272)	$12,356

Activity – Three Months Ended March 31, 2004
Balance			Balance
December 31,			March 31,
2003	Accruals	Settlements	2004
$11,942	$547	$(1,214)	$11,275

Activity – Six Months Ended March 31, 2005
Balance			Balance
September 30,			March 31,
2004	Accruals	Settlements	2005
$12,054	$2,661	$(2,359)	$12,356

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

Activity – Six Months Ended March 31, 2004
Balance			Balance
September 30,			March 31,
2003	Accruals	Settlements	2004
$11,809	$1,270	$(1,804)	$11,275

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

     On or about April 21, 2005, Brooks was served with a third-party complaint seeking to join Brooks as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). ITI began the lawsuit against Motorola in the United States District Court for the Northern District of Illinois (Eastern Division) in November 2004, and ITI added Freescale to the lawsuit in March 2005. ITI claims that Motorola and Freescale have infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant.

     Freescale alleges that Brooks has a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of Brooks’ AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the suit brought by ITI. AutoSched is a software program sold by Brooks and by one or more companies that formerly owned the AutoSched product prior to the acquisition of AutoSched by Brooks in 1999 from Daifuku U.S.A, Inc.

     Brooks believes that ITI is not a company that is engaged in the business of manufacturing hardware or software products. It is a limited liability company that apparently acquired an exclusive license to the patent at issue in the litigation and is now in the business of seeking to license the patent to others.

     Brooks believes that it has meritorious defenses to any claim that Brooks’ AutoSched product infringes the patent identified by ITI in its suit against Motorola and Freescale, and Brooks will contest any such claim. Brooks also believes that meritorious defenses exist to the claims asserted by ITI against Motorola and Freescale, and Brooks intends to cooperate fully with Motorola and Freescale in the defense of those claims. In any such matter there can be no assurance as to the outcome, and for the reasons described in the first paragraph of this Note 10, the ITI litigation could have a material adverse effect on Brooks.

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

     We have concluded that certain products and functions within our Jena, Germany manufacturing facility are able to be produced and provided at lower costs through third party suppliers. As such, we have announced a reduction plan that will take place during the course of fiscal 2005 designed to continue to increase efficiency and reduce costs. In addition, we have begun to wind down the operations of our Specialty Equipment and Life Sciences (“SELS”) division over the course of the second fiscal quarter. We intend to complete existing obligations; however we do not intend to take on any new business.

     The semiconductor industry is cyclical in nature, and the market conditions indicate relatively flat to declining demand as compared to last fiscal year. We are focusing our major efforts in the following areas:

•	Sustaining our ability to meet our customers’ requirements on a timely basis through the implementation of flexible manufacturing processes while at the same time improving product quality, controlling costs, and maintaining supply relationships that provide continuing, flexible access to essential components and materials even as demand for our product fluctuates;

•	Aligning costs and revenues to achieve profitable levels of operation and sustain positive operating cash flow;

•	Developing the products and services required for future success in the market and assuring that they will be competitively priced;

•	Greater expansion into other industries such as flat panel display manufacturing for our equipment automation products;

•	Greater expansion into other industries such as aerospace and defense, automotive, and medical devices for our software products;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our customer designed automation (“CDA”) business with process tool manufacturers;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically India;

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

•	Greater expansion of our software products into the China market;

•	Determining how best to improve our customer sales and support structure;

•	Evaluating the location of our manufacturing operations;

•	Evaluating our strategic direction and value of non-core products; and

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications.

Three and Six Months Ended March 31, 2005, Compared to the Three and Six Months Ended March 31, 2004

  Revenues

     We reported revenues of $129.5 million for the three months ended March 31, 2005, compared to $138.0 million in the same prior year period, a 6.2% decrease. Our revenues for the six months ended March 31, 2005 were $247.3 million, compared to $220.5 million in the same prior year period, a 12.1% increase. Included in the March 31, 2004 quarter we recognized $17.3 million of revenue on a European software services contract which had been accounted for on the completed contract basis. Excluding the impact of this contract for each of the three and six month periods, revenues grew by 7.3% and 21.7%, respectively. This increase is consistent with, and reflective of, an increase in demand for semiconductor capital equipment experienced on a comparative quarter basis. The increase in customer demand for our hardware and software products experienced during the first six months of fiscal 2005 compared to the same prior year period may not be indicative of future results as current industry forecasts indicate softening market demand.

     Our equipment automation segment reported revenues of $70.7 million for the three months ended March 31, 2005, a decrease of 9.3% from revenues of $78.0 million in the same prior year period. Equipment automation segment revenues for the six months ended March 31, 2005 were $134.2 million, an increase of 7.9% from revenues of $124.3 million in the same prior year period. The decrease on a three month basis is primarily attributable to decreased shipments to our OEM customer base due to decreased demand on a comparative quarter basis, offset by an increase in CDA revenues of $5.4 million, to $11.8 million. The primary factor driving the increase of revenues on a six month basis was $20.2 million of CDA revenues, an increase of $13.7 million from the same prior year period, as we have expanded our sales of products to OEM customers that produce automation equipment internally. There is a continued trend among these customers to outsource this capability to providers of automation equipment. We expect third quarter revenues for our equipment automation segment to decrease slightly as compared to present levels as forecasted demand softens.

     Our factory automation hardware segment reported revenues of $32.7 million for the three months ended March 31, 2005, an increase of 55.2% from revenues of $21.1 million in the same prior year period. Factory automation hardware segment revenues for the six months ended March 31, 2005 were $60.7 million, an increase of 73.0% from revenues of $35.1 million in the same prior year period. The increase is primarily attributable to the completion of installation procedures and the acceptance of factory transport systems. We also recognized $3.3 million in revenue on a contract for sorters to an Asian fab in the three months ended March 31, 2005. We expect near term revenues for our factory automation hardware segment to decrease as compared to present levels.

     Our factory automation software segment reported revenues of $26.0 million for the three months ended March 31, 2005, a decrease of 32.0% from revenues of $38.3 million in the same prior year period. Factory automation software segment revenues for the six months ended March 31, 2005 were $51.8 million, a decrease of 12.9% from revenues of $59.5 million in the same prior year period. As discussed above, included in the March 31, 2004 quarter we recognized $17.3 million of revenue on a European software services contract which had been accounted for on the completed contract basis. Excluding the impact of this contract for each of the three and six month periods, revenues grew by 23.8% and 22.7%, respectively. The increase is primarily attributable to strong maintenance revenues as customers continued to use previously purchased software products and renewed related maintenance arrangements. We expect near term revenues for our factory automation software segment to increase slightly as compared to current levels.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

     Product revenues increased $2.4 million, or 2.5%, to $98.3 million, in the three months ended March 31, 2005, from $95.9 million in the three months ended March 31, 2004. The increase is primarily attributable to the completion of installation procedures and the acceptance of to factory transport systems within our factory automation hardware segment. Product revenues increased $29.9 million, or 19.7%, to $181.0 million, in the six months ended March 31, 2005, from $151.2 million in the six months ended March 31, 2004. This increase is attributable to strong demand for our equipment automation products and $13.7 million of incremental CDA revenue on a comparative six months basis and the completion of installation procedures and the acceptance of factory transport systems within our factory automation hardware segment. Service revenues decreased $10.9 million, or 26.0%, to $31.2 million in the three months ended March 31, 2005, from $42.1 million in the three months ended March 31, 2004. Service revenues decreased $3.1 million, or 4.5%, to $66.3 million in the six months ended March 31, 2005, from $69.4 million in the six months ended March 31, 2004. As discussed above, included in the March 31, 2004 quarter we recognized $17.3 million of revenue on a European software services contract which had been accounted for on the completed contract basis. Excluding the impact of this contract for each of the three and six month periods, service revenues grew by 25.8% and 27.3%, respectively. This increase for both the three and six month periods is primarily attributable to continued strong maintenance revenues from our factory automation software segment and strong service contract and service repair revenues from our factory automation hardware segment.

     Revenues outside of the United States were $63.2 million, or 48.8% of revenues, and $115.5 million, or 46.7% of revenues, in the three and six months ended March 31, 2005, respectively. Revenues outside of the United States were $74.7 million, or 54.1%, and $110.4 million, or 50.1% of revenues, in the three and six months ended March 31, 2004, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.

     Deferred revenues of $31.3 million at March 31, 2005 consisted of $14.5 million related to deferred maintenance contracts and $16.8 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.

  Gross Profit

     Gross margin dollars decreased to $43.6 million for the three months ended March 31, 2005, compared to $50.9 million for the three months ended March 31, 2004, while gross margin percentage decreased to 33.7% for the three months ended March 31, 2005, compared to 36.9% for the three months ended March 31, 2004. Our equipment automation segment gross margin decreased to $20.6 million or 29.1% in the three months ended March 31, 2005, from $27.6 million or 35.4% in the three months ended March 31, 2004. The decrease in gross margin percentage is primarily the result of changing product mix as well as additional overhead spending in manufacturing engineering and quality assurance in the Chelmsford facility. In addition, decreased product volumes resulted in less overhead absorption for the period. We had $11.8 million of CDA revenues which have lower gross margins of 20.0% in the three months ended March 31, 2005 compared to $6.4 million of such revenues in the three months ended March 31, 2004. Gross margin for our factory automation hardware segment decreased to $5.1 million or 15.6% in the three months ended March 31, 2005, from $6.6 million or 31.2% in the three months ended March 31, 2004. The decrease in gross margin percentage is primarily the result of low margin projects in the current period as well as the recognition of $3.3 million in revenue on a contract for sorters to an Asian fab at zero gross margin in the three months ended March 31, 2005. Our factory automation software segment’s gross margin for the three months ended March 31, 2005, increased to $18.2 million or 69.9%, compared to $16.7 million or 43.7% in the prior year. The increase in gross margin percentage is primarily the result of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the prior year comparative quarter.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

     Gross margin dollars increased to $85.3 million for the six months ended March 31, 2005, compared to $81.2 million for the six months ended March 31, 2004, while gross margin percentage decreased to 34.5% for the six months ended March 31, 2005, compared to 36.8% for the six months ended March 31, 2004. Our equipment automation segment gross margin decreased to $39.7 million or 29.6% in the six months ended March 31, 2005, from $42.3 million or 34.0% in the six months ended March 31, 2004. The decrease on gross margin percentage is primarily the result of changing product mix within our OEM products as well as additional overhead spending in manufacturing engineering and quality assurance in the Chelmsford facility. We had $20.2 million of CDA revenues which have lower gross margins of 20.0% in the six months ended March 31, 2005 compared to $6.5 million in the six months ended March 31, 2004. Gross margin for our factory automation hardware segment increased to $11.2 million or 18.4% in the six months ended March 31, 2005, from $9.3 million or 26.4% in the six months ended March 31, 2004. The decrease in gross margin percentage is primarily the result of low margin projects in the six month period as compared to prior year. Our factory automation software segment’s gross margin for the six months ended March 31, 2005, increased to $35.0 million or 67.6%, compared to $29.3 million or 49.2% in the prior year. The increase in gross margin percentage is primarily the result of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the prior year comparative period as well as increased software maintenance revenues.

     Gross margin on product revenues was $27.9 million or 28.4% for the three months ended March 31, 2005, compared to $38.1 million or 39.7% for the three months ended March 31, 2004. The decrease in product margins is primarily attributable to the impact of product mix within our OEM products and lower factory automation hardware project margins in the current year period. Gross margin on product revenues was $52.9 million or 29.2% for the six months ended March 31, 2005, compared to $56.3 million or 37.2% for the six months ended March 31, 2004. The decrease in product margins is primarily attributable to the impact of product mix within our OEM products and the incremental CDA revenue discussed previously.

     Gross margin on service revenues was $15.7 million or 50.3% for the three months ended March 31, 2005, compared to $12.8 million or 30.4% in the three months ended March 31, 2004. Gross margin on service revenues was $32.4 million or 48.8% for the six months ended March 31, 2005, compared to $24.9 million or 35.9% in the six months ended March 31, 2004. The increase in gross margin percentage for both the three and six month periods is primarily the result of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the prior year comparative period as well as increased software maintenance revenues.

  Research and Development

     Research and development expenses for the three months ended March 31, 2005, were $16.5 million, a slight decrease of $0.1 million, compared to $16.6 million in the three months ended March 31, 2004. Research and development expenses for the six months ended March 31, 2005, were $32.4 million, a decrease of $0.3 million, compared to the $32.7 million in the six months ended March 31, 2004. The decrease in absolute spending for both the three and six month periods was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient.

  Selling, General and Administrative

     Selling, general and administrative expenses were $20.7 million for the three months ended March 31, 2005, a decrease of $0.8 million, compared to $21.5 million in the three months ended March 31, 2004. Selling, general and administrative expenses were $41.6 million for the six months ended March 31, 2005, an increase of $0.3 million, compared to $41.2 million in the six months ended March 31, 2004. The changes in absolute spending for the three month periods is primarily the result of a reduction in incentive compensation between comparative periods.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

  Amortization of Acquired Intangible Assets

     Amortization expense for acquired intangible assets totaled $0.7 million and $1.6 million for the three and six months ended March 31, 2005, respectively, compared to $0.9 million and $1.9 million for the three and six months ended March 31, 2004, respectively. The reduction in amortization of acquired intangible assets for both the three and six month periods, respectively, is attributable to certain assets reaching the end of their useful lives. Future amortization will remain relatively flat as the intangibles continue to amortize over their expected useful lives.

  Restructuring Charges

     We signed a letter of intent to sell substantially all the assets of our SELS division to a third party on October 19, 2004. The parties were not able to negotiate a definitive purchase and sale agreement, thus we began to wind down operations in our “other” segment during the second fiscal quarter. As such, we made headcount reductions of approximately 20 individuals related to the SELS division. We intend to complete existing obligations, however, we do not intend to take on any new business.

     In December 2004, we announced to our workforce in our Jena, Germany facility, a reduction plan which will take place during the course of fiscal 2005. As part of our efforts to reduce costs, we have decided to downsize our capabilities in our Jena, Germany facility by integrating various functions into existing facilities or outsourcing certain functions where it makes economic sense. We will continue to have operations in Jena, Germany principally to service the European market and to do final integration and test of certain products. During the three months ended March 31, 2005, we completed severance discussions with the workers’ council for the German facility and as such, we took charges for headcount reductions of approximately 65 individuals.

     We recorded a charge to operations of $6.7 million in the three months ended March 31, 2005, of which $6.0 million related to workforce reductions of approximately 120 employees world wide and $0.7 million related to lease and other costs on vacated facilities. The accruals for workforce reductions are expected to be paid through the first quarter of fiscal 2006 and the facilities accruals over the respective lease terms extending to 2011. We estimate that salary and benefit savings as a result of these actions will be approximately $6.0 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

     We recorded a charge to operations of $9.4 million in the six months ended March 31, 2005, of which $8.4 million related to workforce reductions of approximately 180 employees world wide and $1.0 million related to excess facilities. Excess facilities charges of $1.0 million consisted of remaining lease obligations on facilities vacated in fiscal 2005. The accruals for workforce reductions are expected to be paid through the first quarter of fiscal 2006 and the facilities accruals over the respective lease terms extending to 2011. We estimate that salary and benefit savings as a result of these actions will be approximately $10.3 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.

     We recorded a charge to operations of $2.2 million in the three and six months ended March 31, 2004, of which $1.6 million related to workforce reductions and $0.6 million related to excess facilities. The impact of these cost reductions on our liquidity was not significant, as the cost savings yielded actual cash savings within twelve months.

     We continue to review and align our cost structure with an aim to achieve profitable operations amid the changing semiconductor cycles. We may record additional restructuring charges if changing market conditions deem it necessary.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

  Interest Income and Expense

     Interest income increased by $0.9 million, to $2.2 million, in the three months ended March 31, 2005, from $1.3 million in the three months ended March 31, 2004. This increase is primarily the result of higher interest realized on our investment balances. Interest income increased by $2.0 million, to $4.2 million, in the six months ended March 31, 2005, from $2.2 million in the six months ended March 31, 2005. This increase is primarily the result of higher investment balances for the entire six month period and higher interest realized on our investment balances. Interest expense of $2.4 million and $4.8 million for the three and six months ended March 31, 2005, respectively, and $2.4 million and $4.7 million for the three and six months ended March 31, 2004, respectively, relates primarily to the 4.75% Convertible Subordinated Notes.

  Other (Income) Expense

     Other income, net of $0.3 million and $0.1 million for the three and six months ended March 31, 2005, respectively, consisted primarily to realized foreign exchange gains. Other expense, net of $0.2 million in the three and six months ended March 31, 2004 consisted primarily of realized foreign exchange losses.

  Income Tax Provision

     We recorded an income tax provision of $1.5 million and $3.0 million in the three and six months ended March 31, 2005, respectively, compared to an income tax provision of $1.8 million and $2.8 million in the three and six months ended March 31, 2004. The tax provision recorded for both periods was primarily due to foreign income and withholding taxes. We continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2005, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources

     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry experienced such a downturn that extended from 2001 well into 2003. The downturn affected revenues, gross margins and overall operating results. In response to this downturn, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. We believe the semiconductor industry has again softened after a modest upturn in 2004. During the quarter just completed our revenues declined from the same period last year. As discussed above, we have implemented continuing cost reduction programs, and we believe that the cost reduction programs implemented have aligned costs with revenues. In the event we are unable to sustain this alignment, additional cost cutting programs may be required in the future. The cyclical nature of the industry make estimates of future revenues, results of operations and net cash flows inherently uncertain.

     At March 31, 2005, we had cash, cash equivalents and marketable securities aggregating $351.2 million. This amount was comprised of $196.4 million of cash and cash equivalents, $99.6 million of investments in short-term marketable securities and $55.2 million of investments in long-term marketable securities. At September 30, 2004, we had cash, cash equivalents and marketable securities aggregating $329.1 million. This amount was comprised of $193.3 million of cash and cash equivalents, $62.1 million of investments in short-term marketable securities and $73.7 million of investments in long-term marketable securities.

     Cash provided by operations was $24.6 million for the six months ended March 31, 2005, and was primarily attributable to changes in our net working capital of $17.2 million, offset by our net loss of $3.4 million and adjusted for non-cash depreciation and amortization of $7.9 million and compensation expense related to common stock and options of $1.3 million. The change in working capital was primarily the result of decreased accounts receivable balances of $35.3 million and a $9.7 million decrease in our inventory balance. The decrease in accounts receivable is a result of our strong collections during the six months ended March 31, 2005. Our days sales outstanding decreased to 63 days at March 31, 2005 from 70 days at September 30, 2004. Decreased inventory levels are reflective of the continued focus on inventory management. Other changes in working capital included a decrease in accounts payable of $8.0 million, a decrease in accrued compensation and benefits of $9.2 million resulting from payments for variable cash compensation plans and a decrease in accrued expenses and other current liabilities of $10.8 million primarily the result of our $10.1 million retirement benefit paid to our former Chief Executive Officer in January 2005 under the terms of his employment agreement.

     Cash used by investing activities was $24.7 million for the six months ended March 31, 2005, and is principally comprised of net purchases of marketable securities of $19.6 million to maximize investment returns and $5.2 million used for capital additions.

     Cash provided by financing activities was $3.3 million for the six months ended March 31, 2005, and is primarily comprised of $3.3 million from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

     On May 23, 2001, we completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1 of each year. The notes will become redeemable on June 1, 2008. We may redeem the notes at stated premiums. Holders may require us to repurchase the notes upon a change in control of us in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to our senior indebtedness and structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

     While we have no significant capital commitments, as we expand our product offerings we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.

     At March 31, 2005, we had approximately $0.7 million of letters of credit outstanding.

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

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Recently Enacted Accounting Pronouncements

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. We will adopt the provisions of FAS 123(R) effective as of October 1, 2005. We are currently evaluating the method of adoption and the impact of FAS 123(R) on our financial position and results of operations. We are also evaluating the form of any stock based incentive compensation we may offer in the future.

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
AND RESULTS OF OPERATIONS – Continued

Risks Relating to Our Industry

Due in part to the cyclical nature of the semiconductor manufacturing industry and related industries, we have recently incurred substantial operating losses and may have future losses.

     Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us from the third quarter of fiscal 2001 until well into 2003. As a result of that downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. That reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Although our business became profitable during 2004, there appears to be a downward trend again developing in the semiconductor industry, and our revenues in the quarter just ended declined from the same period in the prior year resulting in a loss for the quarter. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability. We cannot assure you as to whether we will be able to return to the profitability we achieved in the prior year.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

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

     Primarily in response to reduced demand for our products, during the recent downturn in the semiconductor industry, we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. Although we had net income in fiscal 2004 when the semiconductor industry rebounded, we experienced a net loss in the first six months of fiscal 2005 when our sales levels began to decline. Our failure to adequately reduce our costs, without our products sales levels staying at least level with fiscal 2004, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities could harm us because they may result in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

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
AND RESULTS OF OPERATIONS – Continued

The global nature of our business exposes us to multiple risks.

     For the six months ended March 31, 2005, approximately 47% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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
AND RESULTS OF OPERATIONS – Continued

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

     We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 44% of our total revenues in the six months ended March 31, 2005, 39% of our total revenues in fiscal 2004, 37% in fiscal 2003 and 33% in fiscal 2002. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

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

Other Risks

Claims of infringement involving one or more of our products in a case pending in a U.S. Federal court could result in significant expense.

     On or about April 21, 2005, we were served with a third-party complaint seeking to join us as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). ITI began the lawsuit against Motorola in the United States District Court for the Northern District of Illinois (Eastern Division) in November 2004, and ITI added Freescale to the lawsuit in March 2005. ITI claims that Motorola and Freescale have infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant.

     Freescale alleges that we have a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of our AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the suit brought by ITI. AutoSched is a software program sold by us and by one or more companies that formerly owned the AutoSched product prior to the acquisition of AutoSched by us in 1999 from Daifuku U.S.A, Inc.

     We believe that ITI is not a company that is engaged in the business of manufacturing hardware or software products. It is a limited liability company that apparently acquired an exclusive license to the patent at issue in the litigation and is now in the business of seeking to license the patent to others.

BROOKS AUTOMATION, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

     We believe that we have meritorious defenses to any claim that our AutoSched product infringes the patent identified by ITI in its suit against Motorola and Freescale, and we will contest any such claim. We also believe that meritorious defenses exist to the claims asserted by ITI against Motorola and Freescale, and we intend to cooperate fully with Motorola and Freescale in the defense of those claims. In any patent litigation matter there can be no assurances as to the final outcome and this litigation could have a material adverse effect on us. If a judgment of infringement were obtained against us, we could be required to pay substantial damages and a court could issue an order preventing us from continuing to sell our AutoSched product. We cannot predict the extent to which we might be required to seek licenses or alter our products as a result of the ITI litigation so that they no longer infringe upon the rights of others. We also cannot guarantee that the terms of any licenses we may be required to seek will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical and could detract from the value of our products. Further, the cost of defending this litigation and the diversion of management attention brought about by such litigation could be substantial, even if we ultimately prevail.

We may be subject to additional claims of infringement of third-party intellectual property rights, or demands that we license third-party technology, which could result in significant expense and prevent us from using our technology.

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
AND RESULTS OF OPERATIONS – Continued

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
AND RESULTS OF OPERATIONS – Continued

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

BROOKS AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Concentration of Credit Risk

     Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of our revenues. Our top ten largest customers accounted for 44% of revenues for the six months ended March 31, 2005. Our top twenty largest customers account for 58% of revenues for the six months ended March 31, 2005. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses.

Interest Rate Exposure

     At March 31, 2005, we had no variable interest rate debt, accordingly, a 10% change in the effective interest rate percentage would impact interest income although it would not materially affect the consolidated results of operations or financial position.

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

BROOKS AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on February 17, 2005, at which the stockholders voted on whether to elect seven directors to the Company’s board of directors for terms of office expiring at the 2006 Annual Meeting of Stockholders. The Company’s stockholders voted to elect the following directors:

Robert J. Therrien, with 39,128,585 shares voting for and 2,210,555 shares withheld;

Roger D. Emerick, with 38,100,941 shares voting for and 3,238,199 shares withheld;

Amin J. Khoury, with 38,038,494 shares voting for and 3,300,646 shares withheld;

Joseph R. Martin, with _38,104,475 shares voting for and 3,234,665 shares withheld;

Edward C. Grady, with 39,676,265 shares voting for and 1,662,875 shares withheld;

A. Clinton Allen, with _39,049,490 shares voting for and 2,289,650 shares withheld;

John K. McGillicuddy , with 38,809,636 shares voting for and 2,529,304 shares withheld; and

in each case, there were no shares abstaining and no broker non-voting shares cast.

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

BROOKS AUTOMATION, INC.

DATE: May 4, 2005	/s/ EDWARD C. GRADY

Edward C. Grady
Director, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 4, 2005	/s/ ROBERT W. WOODBURY, JR.

Robert W. Woodbury, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications