Form 10-Q
period 2005-06-30
BROOKS AUTOMATION INC
filed 2005-08-03
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, August 1, 2005:

Common stock, $0.01 par value	45,432,213 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(unaudited)
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$162,796	$193,281
Marketable securities	138,841	62,086
Accounts receivable, net	90,982	122,889
Inventories	57,708	71,614
Current assets from discontinued operations	156	1,403
Prepaid expenses and other current assets	13,949	9,862

Total current assets	464,432	461,135

Property, plant and equipment, net	56,517	58,507
Long-term marketable securities	48,087	73,743
Goodwill	62,113	62,034
Intangible assets, net	4,565	6,929
Non-current assets from discontinued operations	—	303
Other assets	4,755	8,388

Total assets	$640,469	$671,039

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$12	$11
Accounts payable	37,019	44,771
Deferred revenue	31,657	34,476
Accrued warranty and retrofit costs	11,195	11,946
Accrued compensation and benefits	15,024	25,626
Accrued retirement benefit	—	9,899
Accrued restructuring costs	9,802	6,654
Accrued income taxes payable	16,477	16,015
Current liabilities from discontinued operations	498	674
Accrued expenses and other current liabilities	14,497	16,926

Total current liabilities	136,181	166,998

Long-term debt	175,005	175,014
Accrued long-term restructuring	10,304	13,536
Other long-term liabilities	1,778	1,678

Total liabilities	323,268	357,226

Contingencies (Note 11)

Minority interests	991	918

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,316,497 and 44,691,844 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	453	447
Additional paid-in capital	1,242,704	1,233,526
Deferred compensation	(3,865)	(24)
Accumulated other comprehensive income	12,772	12,359
Accumulated deficit	(935,854)	(933,413)

Total stockholders’ equity	316,210	312,895

Total liabilities, minority interests and stockholders’ equity	$640,469	$671,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Product	$82,255	$123,052	$262,677	$272,610
Services	31,505	30,735	97,770	100,099

Total revenues	113,760	153,787	360,447	372,709

Cost of revenues
Product	57,586	80,392	184,438	173,989
Services	16,089	16,120	49,998	60,586

Total cost of revenues	73,675	96,512	234,436	234,575

Gross profit	40,085	57,275	126,011	138,134

Operating expenses
Research and development	16,069	16,520	48,075	48,542
Selling, general and administrative	20,503	22,385	60,695	62,143
Amortization of acquired intangible assets	737	912	2,364	2,772
Restructuring charges	928	884	9,487	3,052

Total operating expenses	38,237	40,701	120,621	116,509

Income from continuing operations	1,848	16,574	5,390	21,625

Interest income	2,267	1,229	6,463	3,455
Interest expense	2,357	2,367	7,109	7,109
Other (income) expense, net	(640)	339	(706)	536

Income from continuing operations before income taxes and minority interests	2,398	15,097	5,450	17,435
Income tax provision	1,251	2,711	4,265	5,553

Income from continuing operations before minority interests	1,147	12,386	1,185	11,882
Minority interests in (loss) income of consolidated subsidiary	(136)	(65)	72	184

Income from continuing operations	1,283	12,451	1,113	11,698

Discontinued operations:
Loss from operations	(208)	(123)	(3,405)	(2,007)
Loss on disposal	(149)	—	(149)	—

Loss from discontinued operations, net of income taxes	(357)	(123)	(3,554)	(2,007)

Net income (loss)	$926	$12,328	$(2,441)	$9,691

Basic income (loss) per share from continuing operations	$0.03	$0.28	$0.02	$0.28
Basic income (loss) per share from discontinued operations	(0.01)	(0.00)	(0.08)	(0.05)

Basic income (loss) per share	$0.02	$0.28	$(0.05)	$0.23

Diluted income (loss) per share from continuing operations	$0.03	$0.28	$0.02	$0.27
Diluted income (loss) per share from discontinued operations	(0.01)	(0.00)	(0.08)	(0.05)

Diluted income (loss) per share	$0.02	$0.27	$(0.05)	$0.23

Shares used in computing earnings (loss) per share
Basic	44,999	44,562	44,857	42,458
Diluted	45,216	44,983	45,124	43,011
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2005	2004
	(unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(2,441)	$9,691
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,378	13,004
Stock based compensation	1,682	1,751
Amortization of debt discount and issuance costs	629	629
Minority interests	72	184
Loss on disposal of long-lived assets	1,228	379
Changes in operating assets and liabilities:
Accounts receivable	35,047	(31,771)
Inventories	14,724	(23,494)
Prepaid expenses and other assets	(1,990)	4,667
Accounts payable	(8,139)	15,957
Deferred revenue	(3,272)	4,057
Accrued warranty and retrofit costs	(939)	130
Accrued compensation and benefits	(10,748)	9,130
Accrued restructuring costs	135	(8,570)
Accrued expenses and other liabilities	(12,442)	2,461

Net cash provided by (used in) operating activities	24,924	(1,795)

Cash flows from investing activities
Purchases of property, plant and equipment	(8,503)	(3,823)
Purchases of marketable securities	(380,464)	(182,400)
Sale/maturity of marketable securities	329,057	128,717

Net cash used in investing activities	(59,910)	(57,506)

Cash flows from financing activities
Payments of long-term debt	(8)	(96)
Proceeds from issuance of common stock, net of issuance costs	3,671	128,621

Net cash provided by financing activities	3,663	128,525

Effects of exchange rate changes on cash and cash equivalents	838	402

Net increase (decrease) in cash and cash equivalents	(30,485)	69,626
Cash and cash equivalents, beginning of period	193,281	124,999

Cash and cash equivalents, end of period	$162,796	$194,625

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
     Certain amounts in previously issued financial statements have been reclassified to conform to current presentation (see Note 5).
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
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$926	$12,328	$(2,441)	$9,691

Add stock-based employee compensation expense included in reported net income (loss)	429	11	1,054	979
Deduct pro forma stock-based compensation expense	1,635	7,497	30,897	24,395

Pro forma net income (loss)	$(280)	$4,842	$(32,284)	$(13,725)

Earnings (loss) per share
Basic, as reported	$0.02	$0.28	$(0.05)	$0.23

Diluted, as reported	$0.02	$0.27	$(0.05)	$0.23

Basic, pro forma	$(0.01)	$0.11	$(0.72)	$(0.32)

Diluted, pro forma	$(0.01)	$0.11	$(0.72)	$(0.32)

     Because of the acceleration of vesting described above, the fact that most options vest over several years and additional option grants are expected to be made subsequent to June 30, 2005, the results of applying the fair value method may have a materially different effect on pro forma net income (loss) in future years.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
3. Property, Plant and Equipment
     Property, plant and equipment as of June 30, 2005 and September 30, 2004 were as follows:

	June 30,	September 30,
	2005	2004
	(In thousands)
Buildings and land	$40,691	$39,874
Computer equipment and software	60,574	62,824
Machinery and equipment	27,255	27,145
Furniture and fixtures	12,935	14,633
Leasehold improvements	15,601	26,147
Construction in progress	4,063	3,005

	161,119	173,628
Less accumulated depreciation and amortization	(104,602)	(115,121)

Property, plant and equipment, net	$56,517	$58,507

     Depreciation expense was $2.8 million and $3.2 million for the three months ended June 30, 2005 and 2004, respectively, and $9.0 million and $10.2 million for the nine months ended June 30, 2005 and 2004, respectively.
4. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding used in computing basic earnings (loss) per share	44,999	44,562	44,857	42,458

Dilutive common stock options and restricted stock awards	217	421	267	553

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	45,216	44,983	45,124	43,011

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Approximately 4,586,000 and 4,958,000 options to purchase common stock, 205,000 and 0 shares of restricted stock and assumed conversions of the Company’s convertible debt totaling approximately 2,492,000 and 2,492,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended June 30, 2005 and 2004, respectively, as their effect would be anti-dilutive. Approximately 4,843,000 and 5,104,000 options to purchase common stock, 153,000 and 0 shares of restricted stock and assumed conversions of the Company’s convertible debt totaling approximately 2,492,000 and 2,492,000 shares of common stock were excluded from the computation of diluted loss per share for the nine months ended June 30, 2005 and 2004, respectively, as their effect would be anti-dilutive. These options, restricted stock and conversions could, however, become dilutive in future periods.
5. Discontinued Operations
     In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), which provides standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. A previous effort to sell SELS to a third party in October 2004 did not result in a definitive purchase and sale agreement and, as a result, the Company began to wind down operations in SELS during the second fiscal quarter The Company’s consolidated financial statements and notes reflect this business as a discontinued operation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The loss from discontinued operations of $0.4 million on a pre- and post-tax basis, recorded in the three months ended June 30, 2005 includes losses from operations of $0.2 million and a loss on disposal of $0.2 million. The loss from discontinued operations of $3.6 million on a pre- and post-tax basis, recorded in the nine months ended June 30, 2005 includes losses from operations of $3.4 million, including $0.9 million of restructuring charges, and a loss on disposal of $0.2 million.
     The summary of operating results from discontinued operations for the three and nine months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$9	$1,447	$613	$3,055
Gross profit (loss)	(117)	586	(793)	882

Loss from operations	$(208)	$(123)	$(3,405)	$(2,007)
Loss on disposal	(149)	—	(149)	—

Loss from discontinued operations, net of income taxes	$(357)	$(123)	$(3,554)	$(2,007)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Assets and liabilities from discontinued operations at June 30, 2005 and September 30, 2004 consisted of the following (in thousands):

	June 30,	September 30,
	2005	2004

Current assets	$156	$1,403
Non-current assets	—	303

Assets from discontinued operations	$156	$1,706

Liabilities from discontinued operations	$498	$674

Current assets include accounts receivable and inventory. Non-current assets include property, plant and equipment. Current liabilities include accounts payable and other current liabilities.
6. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three and nine months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$926	$12,328	$(2,441)	$9,691
Change in cumulative translation adjustment, net of income taxes	(1,627)	(97)	1,115	1,475
Unrealized gain (loss) on marketable securities, net of income taxes	95	(1,499)	(702)	(695)

Comprehensive income (loss)	$(606)	$10,732	$(2,028)	$10,471

7. Restricted Stock
     During the three and nine months ended June 30, 2005, respectively, the Company issued 25,000 and 298,000 shares of restricted stock or units under the 2000 Equity Incentive Stock Option Plan, net of cancellations. These restricted stock awards have graded vesting over periods ranging from two to three years. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee. The Company has calculated the deferred compensation expense of all restricted stock awards granted through June 30, 2005 to be $4.9 million and recorded compensation expense of $0.4 million and $1.1 million related to the vesting of these awards stock in the three and nine months ended June 30, 2005, respectively.
8. Segment, Geographic Information and Significant Customers
     The Company has three reportable segments: equipment automation, factory automation hardware and factory automation software.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     The equipment automation segment provides automated material handling modules and systems for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process and inspection chambers and provide an integration point between factory automation systems and process tools. These include vacuum and atmospheric systems and robots and related components. Also included is the assembly and manufacturing of customer designed automation systems (“CDA”). The primary customers for these solutions are manufacturers of process tool equipment in semiconductor, data storage and flat panel display.
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Financial information for the Company’s reportable segments is as follows (in thousands):

		Factory	Factory
	Equipment	Automation	Automation
	Automation	Hardware	Software	Total
Three months ended June 30, 2005
Revenues
Product	$63,260	$13,005	$5,990	$82,255
Services	6,125	8,933	16,447	31,505

	$69,385	$21,938	$22,437	$113,760

Gross profit	$18,864	$5,789	$15,432	$40,085
Operating income (loss)	$3,107	$383	$23	$3,513

Three months ended June 30, 2004
Revenues
Product	$85,216	$28,213	$9,623	$123,052
Services	10,814	5,173	14,748	30,735

	$96,030	$33,386	$24,371	$153,787

Gross profit	$32,452	$8,388	$16,435	$57,275
Operating income (loss)	$16,556	$472	$1,342	$18,370

Nine months ended June 30, 2005
Revenues
Product	$181,453	$56,905	$24,319	$262,677
Services	22,093	25,762	49,915	97,770

	$203,546	$82,667	$74,234	$360,447

Gross profit	$58,597	$16,986	$50,428	$126,011
Operating income (loss)	$12,388	$(885)	$5,738	$17,241

Nine months ended June 30, 2004
Revenues
Product	$192,453	$52,289	$27,868	$272,610
Services	27,899	16,197	56,003	100,099

	$220,352	$68,486	$83,871	$372,709

Gross profit	$74,735	$17,670	$45,729	$138,134
Operating income (loss)	$26,938	$(1,974)	$2,485	$27,449

Assets
June 30, 2005	$130,821	$90,714	$88,542	$310,077
September 30, 2004	$179,247	$116,868	$79,647	$375,762

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated income from continuing operations for the three and nine month periods ended June 30, 2005 and 2004 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment operating income	$3,513	$18,370	$17,241	$27,449
Amortization of acquired intangible assets	737	912	2,364	2,772
Restructuring charges	928	884	9,487	3,052

Total operating income (loss)	$1,848	$16,574	$5,390	$21,625

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2005 and September 30, 2004 is as follows (in thousands):

	June 30,	September 30,
	2005	2004

Segment assets	$310,077	$375,762
Assets from discontinued operations	156	1,706
Goodwill	62,113	62,034
Intangible assets	4,565	6,929
Investments in marketable securities and cash equivalents	263,558	224,608

Total assets	$640,469	$671,039

     Revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004

North America	$57,823	$85,503	$189,375	$194,269
Asia/Pacific	37,293	38,135	104,442	92,632
Europe	18,644	30,149	66,630	85,808

	$113,760	$153,787	$360,447	$372,709

     The Company had no customer that accounted for more than 10% of revenues in the three or nine months ended June 30, 2005 and 2004. The Company had one customer that accounted for more than 10% of accounts receivable at June 30, 2005. The Company had no customer that accounted for more than 10% of accounts receivable at September 30, 2004.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
9. Restructuring Charges and Accruals
     Based on estimates of its future revenues and operating costs, the Company announced in fiscal 2005 plans to take additional cost reduction actions. Accordingly, charges of $10.4 million, of which $0.9 million related to and is classified within discontinued operations, were recorded in the nine months ended June 30, 2005. Included in the $10.4 million recorded is $9.4 million related to workforce reductions of approximately 140 employees world wide and $1.0 million related to excess facilities. Workforce reduction charges included $3.5 million for headcount reductions of approximately 65 individuals in our Jena, Germany facility. Excess facilities charges consisted of remaining lease obligations on facilities vacated in fiscal 2005. The accruals for workforce reductions are expected to be paid into the second quarter of fiscal 2006 and the facilities accruals over the respective lease terms extending to 2011. The Company estimates that salary and benefit savings as a result of these actions will be approximately $9.8 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these cost savings yield actual cash savings within twelve months.
     The Company has recorded charges to operations of $1.0 million, of which $0.1 million relate to discontinued operations, in the third quarter of fiscal 2005 related to workforce reductions in the United States and Europe. The accruals for workforce reductions are expected to be paid into the second quarter of fiscal 2006. The Company estimates that salary and benefit savings as a result of these actions will be approximately $1.5 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these cost savings yield actual cash savings within twelve months.
     The Company recorded charges to operations of $3.0 million in the nine months ended June 30, 2004, of which $2.0 million related to workforce reductions and $1.0 million related to previously abandoned facilities. In the three months ended June 30, 2004 the Company recorded charges to operations of $0.9 million, of which $0.5 million related to workforce reductions and $0.4 million related to excess facilities.
     The Company continues to review and align its cost structure to attain profitable operations amid the changing semiconductor cycles.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     The activity for the three and nine months ended June 30, 2005 and 2004 related to the Company’s restructuring accruals and including discontinued operations is summarized below (in thousands):

	Activity – Three Months Ended June 30, 2005
	Balance	New		Balance
	March 31,	Initiatives		June 30,
	2005	Expense	Utilization	2005

Facilities	$16,035	$—	$(1,465)	$14,570
Workforce-related	6,249	1,019	(1,490)	5,778

	$22,284	$1,019	$(2,955)	$20,348

	Activity – Three Months Ended June 30, 2004
	Balance	New		Balance
	March 31,	Initiatives		June 30,
	2004	Expense	Utilization	2004

Facilities	$21,033	$422	$(2,275)	$19,180
Workforce-related	2,139	436	(1,043)	1,532

	$23,172	$858	$(3,318)	$20,712

	Activity – Nine Months Ended June 30, 2005
	Balance	New		Balance
	September 30,	Initiatives		June 30,
	2004	Expense	Utilization	2005

Facilities	$17,730	$1,026	$(4,186)	$14,570
Workforce-related	2,460	9,344	(6,026)	5,778

	$20,190	$10,370	$(10,212)	$20,348

	Activity – Nine Months Ended June 30, 2004
	Balance	New		Balance
	September 30,	Initiatives		June 30,
	2003	Expense	Utilization	2004

Facilities	$24,312	$1,019	$(6,151)	$19,180
Workforce-related	4,955	2,007	(5,430)	1,532

	$29,267	$3,026	$(11,581)	$20,712

     New initiatives workforce-related charges include $91,000 and $883,000 for the three and nine months ended June 30, 2005, respectively, related to discontinued operations. The workforce-related accrual of $5.8 million at June 30, 2005 includes $242,000 related to discontinued operations (see Note 5). No charges related to discontinued operations were recorded for the three and nine months ended June 30, 2004.
     The Company expects the majority of the remaining severance costs totaling $5.8 million will be paid within six months. The expected facilities costs, totaling $14.6 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
     The Company continues to endeavor to sublease a vacant facility in Billerica, Massachusetts. In the event that this facility remains vacant for a longer period of time than initially expected, the Company may need to increase its restructuring accrual by $1.5 million to $2 million, approximately one year’s sublease income.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
10. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2005	2004

Accounts receivable	$93,870	$126,119
Less allowances	2,888	3,230

	$90,982	$122,889

Inventories
Raw materials and purchased parts	$31,093	$27,030
Work-in-process	12,410	12,227
Finished goods	14,205	32,357

	$57,708	$71,614

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and for retrofit accruals at the time the retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three and nine months ended June 30, 2005 and 2004 is as follows (in thousands):

Activity – Three Months Ended June 30, 2005
Balance			Balance
March 31,			June 30,
2005	Accruals	Settlements	2005
$12,356	$636	$(1,787)	$11,205

Activity – Three Months Ended June 30, 2004
Balance			Balance
March 31,			June 30,
2004	Accruals	Settlements	2004

$11,275	$1,323	$(1,251)	$11,347

Activity – Nine Months Ended June 30, 2005
Balance			Balance
September 30,			June 30,
2004	Accruals	Settlements	2005

$12,054	$3,297	$(4,146)	$11,205

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

Activity – Nine Months Ended June 30, 2004
Balance			Balance
September 30,			June 30,
2003	Accruals	Settlements	2004

$11,809	$2,593	$(3,055)	$11,347

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
     Brooks believes that it has meritorious defenses to any claim that Brooks’ AutoSched product infringes the patent identified by ITI in its suit against Motorola and Freescale, and Brooks will contest any such claim. Brooks also believes that meritorious defenses exist to the claims asserted by ITI against Motorola and Freescale, and Brooks intends to cooperate fully with Motorola and Freescale in the defense of those claims. In any such matter there can be no assurance as to the outcome, and for the reasons described in the first paragraph of this Note 11, the ITI litigation could have a material adverse effect on Brooks.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
12. Subsequent Events
     On July 11, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helix Technology Corporation (“Helix”), a Delaware corporation and Mt. Hood Corporation (“Mt. Hood”), a newly-formed Delaware corporation and a direct wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Mt. Hood will be merged (the “Merger”) with and into Helix, with Helix continuing as the surviving corporation. Each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by the Company or Mt. Hood, will be cancelled and extinguished and automatically converted into the right to receive 1.11 (“Exchange Ratio”) shares of the Company’s common stock. In addition, upon completion of the Merger, the Company will assume all options then outstanding under Helix’s existing equity incentive plans, each of which will be exercisable for a number of shares of the Company’s common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. Based upon the price of Brooks’ common stock at July 8, 2005, the transaction values Helix at approximately $454 million.
     Completion of the Merger is subject to several conditions, including approval of the transaction by the stockholders of Helix and the Company, effectiveness of the Form S-4 registration statement to be filed with the Securities and Exchange Commission, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The merger is expected to occur in the fourth calendar quarter of 2005. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Company is in the process of evaluating the impact that the Merger may have on the Company’s net operating loss carryforwards and other tax attributes.

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
     We were recognized by independent market research firms, such as Gartner Dataquest, as the market leader in semiconductor automation for the calendar year 2004 and the three preceding years as well. Our goal is to maintain market leadership in our core businesses, particularly equipment automation, and seek to grow our business by pursuing more opportunities at major OEMs as they increasingly outsource their automation. At the same time, we are focused on staying competitive by seeking to lower manufacturing costs for existing and new products.
     We have concluded that certain products and functions within our Jena, Germany manufacturing facility are able to be produced and provided at lower costs through third party suppliers. As such, we announced and commenced a reduction plan that is taking place during the course of fiscal 2005 designed to continue to increase efficiency and reduce costs. In addition, we have discontinued the operations of our Specialty Equipment and Life Sciences (“SELS”) division as of June 30, 2005. Our consolidated financial statements have been restated to reflect this business as a discontinued operation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
     The semiconductor industry is cyclical in nature, and we are in a period where the market conditions indicate relatively flat to declining demand in the current fiscal year as compared to last fiscal year. We are focusing our major efforts in the following areas:
•	Sustaining our ability to meet our customers’ requirements on a timely basis through the implementation of flexible manufacturing processes while at the same time improving product quality, controlling costs, and maintaining supply relationships that provide continuing, flexible access to essential components and materials even as demand for our product fluctuates;

•	Aligning costs and revenues to achieve profitable levels of operation and positive operating cash flow;

•	Developing and introducing new OEM products in both vacuum and atmospheric applications required for future success in the market and assuring that they will be competitively priced;

•	Continuing to invest in other industries such as flat panel display manufacturing for our equipment automation products;

•	Greater expansion into other industries such as aerospace and defense, automotive, and medical devices for our software products;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our customer designed automation (“CDA”) business with process tool manufacturers;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically India;

•	Greater expansion of our hardware and software products into the China market;

•	Implementing new sales and service strategies to improve customer support and satisfaction;

•	Implementing a final integration and test strategy to provide manufacturing capabilities for customer specific end of line configuration of our products;

•	Evaluating our strategic direction and value of non-core products;

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications; and

•	Continuing to evaluate on an opportunistic basis whether new acquisitions of or alliances with other companies would be beneficial to our business and shareholders.
Helix Acquisition
     On July 11, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helix Technology Corporation (“Helix”), a Delaware corporation and Mt. Hood Corporation (“Mt. Hood”), a newly-formed Delaware corporation and a direct wholly-owned subsidiary of Brooks. Under the terms of the Merger Agreement, Mt. Hood will be merged (the “Merger”) with and into Helix, with Helix continuing as the surviving corporation. Each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by Brooks or Mt. Hood, will be cancelled and extinguished and automatically converted into the right to receive 1.11 (“Exchange Ratio”) shares of Brooks common stock. In addition, upon completion of the Merger, we will assume all options then outstanding under Helix’s existing equity incentive plans, each of which will be exercisable for a number of shares of Brooks common stock (and at an exercise price) adjusted to reflect the Exchange Ratio.
     Completion of the Merger is subject to several conditions, including approval of the transaction by our stockholders and by the stockholders of Helix, effectiveness of the Form S-4 registration statement to be filed with the Securities and Exchange Commission, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     In connection with the proposed transaction, we plan to file a Registration Statement on Form S-4 containing a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission (“SEC”). You are urged to read the Registration Statement and any other relevant documents filed with the SEC, including the Joint Proxy Statement/Prospectus that will be part of the Registration Statement, when they become available because they will contain important information about us, Helix, the proposed transaction and related matters. You will be able to obtain free copies of the Registration Statement and the Joint Proxy Statement/Prospectus, when they become available, without charge, at the SEC’s Internet site (http://www.sec.gov).

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued
Three and Nine Months Ended June 30, 2005, Compared to the Three and Nine Months Ended June 30, 2004
Revenues
     We reported revenues of $113.8 million for the three months ended June 30, 2005, compared to $153.8 million in the same prior year period, a 26.0% decrease. Our revenues for the nine months ended June 30, 2005 were $360.4 million, compared to $372.7 million in the same prior year period, a 3.3% decrease.
     Our equipment automation segment reported revenues of $69.4 million for the three months ended June 30, 2005, a decrease of 27.7% from revenues of $96.0 million in the same prior year period. Equipment automation segment revenues for the nine months ended June 30, 2005 were $203.5 million, a decrease of 7.7% from revenues of $220.4 million in the same prior year period. The decrease on a three month basis is primarily attributable to decreased shipments to our OEM customer base due to decreased demand on a comparative quarter basis. The decrease on a nine month basis is also primarily attributable to decreased shipments to our OEM customer base due to decreased demand on a comparative year-to-date basis, offset by an increase in CDA revenues of $13.8 million. We expect fourth quarter revenues for our equipment automation segment to decrease slightly as compared to present levels as forecasted demand softens.
     Our factory automation hardware segment reported revenues of $21.9 million for the three months ended June 30, 2005, a decrease of 34.4% from revenues of $33.4 million in the same prior year period. Factory automation hardware segment revenues for the nine months ended June 30, 2005 were $82.7 million, an increase of 20.7% from revenues of $68.5 million in the same prior year period. The decrease on a three month basis is primarily attributable to decreased revenue associated with factory transport systems. The increase on a nine month basis is primarily attributable to the completion of installation procedures and the acceptance of factory transport systems and growth in our lithography automation business. We expect fourth quarter revenues for our factory automation hardware segment to decrease as compared to present levels.
     Our factory automation software segment reported revenues of $22.4 million for the three months ended June 30, 2005, a decrease of 8.2% from revenues of $24.4 million in the same prior year period. Factory automation software segment revenues for the nine months ended June 30, 2005 were $74.2 million, a decrease of 11.6% from revenues of $83.9 million in the same prior year period. The decrease on a three month basis is primarily attributable to decreased product shipments of $3.6 million due to lower demand on a comparative quarter basis, offset by higher services revenues of $1.6 million. Included in the March 31, 2004 quarter we recognized $17.3 million of revenue on a European software services contract which had been accounted for on a completed contract basis. Excluding the impact of this contract for the nine month period, revenues grew by $7.6 million or 11.4%. The increase is primarily attributable to strong maintenance revenues as customers continued to use previously purchased software products and renewed related maintenance arrangements. We expect fourth quarter revenues for our factory automation software segment to increase slightly as compared to current levels.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued
     Product revenues decreased $40.8 million, or 33.1%, to $82.3 million, in the three months ended June 30, 2005, from $123.1 million in the three months ended June 30, 2004. The decrease is primarily attributable to the decreased shipments to our OEM customers within the equipment automation segment as well as lower revenues from factory transport systems within our factory automation hardware segment. Product revenues decreased $9.9 million, or 3.6%, to $262.7 million, in the nine months ended June 30, 2005, from $272.6 million in the nine months ended June 30, 2004. This decrease is attributable to lower demand for our equipment automation products and factory automation software products on a comparative nine months basis. Service revenues increased $0.8 million, or 2.6%, to $31.5 million in the three months ended June 30, 2005, from $30.7 million in the three months ended June 30, 2004. This increase in the three month period is primarily attributable to higher maintenance revenues within the factory automation software segment. Service revenues decreased $2.3 million, or 2.3%, to $97.8 million in the nine months ended June 30, 2005, from $100.1 million in the nine months ended June 30, 2004. As discussed above, included in the March 31, 2004 quarter we recognized $17.3 million of revenue on a European software services contract which had been accounted for on the completed contract basis. Excluding the $14.9 million of services revenue associated with this contract for the nine month period, service revenues grew by $12.6 million or 14.8%. This increase for the nine month period is primarily attributable to continued strong maintenance revenues from our factory automation software segment as well strong service contract and service repair revenues from our factory automation hardware segment.
     Revenues outside of the United States were $56.1 million, or 49.3% of revenues, and $171.4 million, or 47.6 % of revenues, in the three and nine months ended June 30, 2005, respectively. Revenues outside of the United States were $68.4 million, or 44.5%, and $178.7 million, or 47.9% of revenues, in the three and nine months ended June 30, 2004, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not necessarily indicative of the future international component of revenues.
     Deferred revenues of $31.7 million at June 30, 2005 consisted of $13.9 million related to deferred maintenance contracts and $17.8 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.
Gross Profit
     Gross margin dollars decreased to $40.1 million for the three months ended June 30, 2005, compared to $57.3 million for the three months ended June 30, 2004. The gross margin percentage decreased to 35.2% for the three months ended June 30, 2005, compared to 37.2% for the three months ended June 30, 2004. Our equipment automation segment gross margin decreased to $18.9 million or 27.2% in the three months ended June 30, 2005, from $32.5 million or 33.8% in the three months ended June 30, 2004. The decrease in gross margin percentage is primarily the result of changing product mix as well as reduced overhead absorption due to decreased product volumes. Gross margin for our factory automation hardware segment decreased to $5.8 million or 26.4% in the three months ended June 30, 2005, from $8.4 million or 25.1% in the three months ended June 30, 2004. The increase in gross margin percentage is primarily the result of improved product margins on existing contracts in the current period. Our factory automation software segment’s gross margin for the three months ended June 30, 2005 decreased to $15.4 million or 68.8%, compared to $16.4 million or 67.4% in the prior year. The increase in gross margin percentage is primarily the result of higher gross margin projects in the current period compared to the prior year quarter.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued
     Gross margin dollars decreased to $126.0 million for the nine months ended June 30, 2005, compared to $138.1 million for the nine months ended June 30, 2004. The gross margin percentage decreased to 35.0 % for the nine months ended June 30, 2005, compared to 37.1% for the nine months ended June 30, 2004. Our equipment automation segment gross margin decreased to $58.6 million or 28.8% in the nine months ended June 30, 2005, from $74.7 million or 33.9 % in the nine months ended June 30, 2004. The decrease on gross margin percentage is primarily the result of changing product mix within our OEM products, and reduced absorption driven by lower volumes, as well as additional overhead spending in manufacturing engineering and quality assurance in the Chelmsford facility. We had $28.4 million of CDA revenues which generally have lower gross margins of 20% in the nine months ended June 30, 2005 compared to $14.6 million of such revenues in the nine months ended June 30, 2004. Gross margin for our factory automation hardware segment decreased to $17.0 million or 20.5% in the nine months ended June 30, 2005, from $17.7 million or 25.8% in the nine months ended June 30, 2004. The decrease in gross margin percentage is primarily the result of low margin projects in the nine month period as compared to the prior year. Our factory automation software segment’s gross margin for the nine months ended June 30, 2005, increased to $50.4 million or 67.9%, compared to $45.7 million or 54.5% in the prior year. The increase in gross margin percentage is primarily the result of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the prior year comparative period as well as increased software maintenance revenues.
     Gross margin on product revenues was $24.7 million or 30.0% for the three months ended June 30, 2005, compared to $42.7 million or 34.7% for the three months ended June 30, 2004. The decrease in product margins is primarily attributable to the impact of product mix within our OEM products as well as reduced overhead absorption due to decreased product volumes. Gross margin on product revenues was $78.2 million or 29.8% for the nine months ended June 30, 2005, compared to $98.6 million or 36.2% for the nine months ended June 30, 2004. The decrease in product margins is primarily attributable to the impact of product mix within our OEM products and the incremental contract manufacturing revenue discussed previously, as well as the lower margin projects within our factory automation hardware segment in the nine month period as compared to the prior year period.
     Gross margin on service revenues was $15.4 million or 48.9% for the three months ended June 30, 2005, compared to $14.6 million or 47.6% in the three months ended June 30, 2004. The increase in gross margin percentage for the three month period is primarily the result of higher gross margin projects within our factory automation software segment in the current period versus the prior period. Gross margin on service revenues was $47.8 million or 48.9% for the nine months ended June 30, 2005, compared to $39.5 million or 39.5% in the nine months ended June 30, 2004. The increase in gross margin percentage for the nine month period is primarily the result of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the prior year comparative period as well as increased software maintenance revenues in the current period.
Research and Development
     Research and development expenses for the three months ended June 30, 2005, were $16.1 million, a slight decrease of $0.4 million, compared to $16.5 million in the three months ended June 30, 2004. Research and development expenses for the nine months ended June 30, 2005, were $48.1 million, a decrease of $0.4 million, compared to the $48.5 million in the nine months ended June 30, 2004. The decrease in both the three and nine month periods was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient.
Selling, General and Administrative
     Selling, general and administrative expenses were $20.5 million for the three months ended June 30, 2005; a decrease of $1.9 million, compared to $22.4 million in the three months ended June 30, 2004. Selling, general and administrative expenses were $60.7 million for the nine months ended June 30, 2005, a decrease of $1.4 million, compared to $62.1 million in the nine months ended June 30, 2004. The decrease in both the three and nine month periods is primarily the result of reduction in incentive compensation between comparative periods partially offset by increased expenses to comply with Sarbanes-Oxley 404 requirements.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued
Amortization of Acquired Intangible Assets
     Amortization expense for acquired intangible assets totaled $0.7 million and $2.4 million for the three and nine months ended June 30, 2005, respectively, compared to $0.9 million and $2.8 million for the three and nine months ended June 30, 2004, respectively. The reduction in amortization of acquired intangible assets is attributable to certain assets reaching the end of their useful lives.
Restructuring Charges
     We recorded a charge to continuing operations of $0.9 million in the three months ended June 30, 2005, which primarily related to workforce reductions in the United States and Europe. We believe that, taken together, the cost reduction programs implemented will align costs with revenues. In the event we are unable to achieve this alignment, additional cost cutting programs may be required in the future. We also recorded a charge of $0.1 million in the three months ended June 30, 2005 for workforce reductions related to our discontinued SELS division. The accruals for workforce reductions are expected to be paid through the second quarter of fiscal 2006. We estimate that salary and benefit savings to continuing operations as a result of these actions will be approximately $1.5 million annually. We believe that the impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.
     We recorded a charge to continuing operations of $9.5 million in the nine months ended June 30, 2005, of which $8.5 million related to workforce reductions of approximately 140 employees world wide and $1.0 million related to excess facilities. Workforce reduction charges included $3.5 million for headcount reductions of approximately 65 individuals in our Jena, Germany facility. Excess facilities charges of $1.0 million consisted of excess facilities identified in fiscal 2005 that were recorded to recognize the amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. We believe that, taken together, the cost reduction programs implemented will align costs with revenues. In the event we are unable to achieve this alignment, additional cost cutting programs may be required in the future. We also recorded a charge of $0.9 million in the nine months ended June 30, 2005 for workforce reductions of approximately 25 individuals related to our discontinued SELS division. The accruals for workforce reductions are expected to be paid through the second quarter of fiscal 2006. The facilities charges are expected to be paid over lease terms extending to 2011. These charges helped better align our cost structure. We estimate that salary and benefit savings as a result of these actions will be approximately $9.8 million annually. We believe that the impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.
     We recorded a charge to operations of $0.9 million in the three months ended June 30, 2004, of which $.5 million related to workforce reductions and $0.4 million related to excess facilities. We recorded a charge to operations of $3.0 million in the nine months ended June 30, 2004, of which $2.0 million related to workforce reductions and $1.0 million related to excess facilities. We believe that the impact of these cost reductions on our liquidity was not significant, as the cost savings yielded actual cash savings within twelve months.
     We continue to review and align our cost structure with an aim to achieve profitable operations amid the changing semiconductor cycles. We may record additional restructuring charges if changing market conditions require it.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued
Interest Income and Expense
     Interest income increased by $1.1 million, to $2.3 million, in the three months ended June 30, 2005, from $1.2 million in the three months ended June 30, 2004. This increase is primarily the result of higher interest realized on our investment balances. Interest income increased by $3.0 million to $6.5 million in the nine months ended June 30, 2005, from $3.5 million in the nine months ended June 30, 2004. This increase is primarily the result of higher investment balances for the entire nine month period and higher interest realized on our investment balances. Interest expense of $2.4 million and $7.1 million for the three and nine months ended June 30, 2005, respectively, and $2.4 million and $7.1 million for the three and nine months ended June 30, 2004, respectively, relates primarily to the 4.75% Convertible Subordinated Notes.
Other (Income) Expense
     Other income, net of $0.6 million and $0.7 million for the three and nine months ended June 30, 2005, respectively, consisted primarily of principal repayments on a note that had previously been written off, as well as foreign exchange gains. Other expense, net of $0.3 million and $0.5 million in the three and nine months ended June 30, 2004 consisted primarily of foreign exchange losses.
Income Tax Provision
     We recorded an income tax provision of $1.3 million and $4.3 million in the three and nine months ended June 30, 2005, respectively, compared to an income tax provision of $2.7 million and $5.6 million in the three and nine months ended June 30, 2004. The tax provision recorded for both periods was primarily due to foreign income and withholding taxes. We continue to provide a full valuation allowance for our net deferred tax assets at June 30, 2005, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.
Discontinued Operations
     We recorded a loss from operations of our discontinued SELS business of $0.2 million in the three months ended June 30, 2005, compared to a loss of $0.1 million in the three months ended June 30, 2004. We recorded a loss of $3.4 million in the nine months ended June 30, 2005, compared to a loss $2.0 million in the nine months ended June 3, 2004. The increased losses in both the three and nine month periods are the result of reduced revenue and the additional costs of winding down this business. We recorded a loss of $0.2 million on the disposal of our SELS business in the three months ended June 30, 2005.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued
Liquidity and Capital Resources
     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry experienced such a downturn that extended from 2001 well into 2003. The downturn affected revenues, gross margins and overall operating results. In response to this downturn, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. We believe the semiconductor industry has again softened after a modest upturn in 2004. During the quarter just completed our revenues declined from the same period last year. As discussed above, we have implemented continuing cost reduction programs, and we believe that the cost reduction programs implemented have aligned costs with revenues. In the event we are unable to attain this alignment, additional cost cutting programs may be required in the future. The cyclical nature of the industry makes estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.
     At June 30, 2005, we had cash, cash equivalents and marketable securities aggregating $349.7 million. This amount was comprised of $162.8 million of cash and cash equivalents, $138.8 million of investments in short-term marketable securities and $48.1 million of investments in long-term marketable securities. At September 30, 2004, we had cash, cash equivalents and marketable securities aggregating $329.1 million. This amount was comprised of $193.3 million of cash and cash equivalents, $62.1 million of investments in short-term marketable securities and $73.7 million of investments in long-term marketable securities.
     Cash provided by operations was $24.9 million for the nine months ended June 30, 2005, and was primarily attributable to changes in our net working capital of $12.4 million, offset by our net loss of $2.4 million and adjusted for non-cash depreciation and amortization of $11.4 million and stock based compensation expense of $1.7 million. The change in working capital was primarily the result of decreased accounts receivable balances of $35.0 million and a $14.7 million decrease in our inventory balance. The decrease in accounts receivable is a result of our strong collections during the nine months ended June 30, 2005, and a reduced level of business. Decreased inventory levels are reflective of the continued focus on inventory management. Other changes in working capital included a decrease in accounts payable levels of $8.1 million, primarily as a result of lower inventory purchases, a decrease in accrued compensation and benefits of $10.7 million, resulting from payments for variable cash compensation plans, decreased accrued expenses and other current liabilities of $12.4 million primarily consists of the $10.1 million retirement benefit paid to our former Chief Executive Officer in January 2005 under the terms of his employment agreement.
     Cash used by investing activities was $59.9 million for the nine months ended June 30, 2005, and is principally comprised of net purchases of marketable securities of $51.4 million to maximize investment returns and $8.5 million used for capital additions.
     Cash provided by financing activities was $3.7 million for the nine months ended June 30, 2005, and relates to the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.

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
     At June 30, 2005, we had approximately $0.7 million of letters of credit outstanding.
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
     In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.
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
     Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us from the third quarter of fiscal 2001 until well into 2003. As a result of that downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. That reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Although our business became profitable during 2004, there appears to be a downward trend again developing in the semiconductor industry, and our revenues in the quarter just ended declined from the same period in the prior year. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability. We cannot assure you as to whether we will be able to attain the profitability we have recently achieved.

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
     Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:
•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry and the markets upon which it depends or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions, divestitures or other strategic transactions;

•	our ability to reduce our costs due to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.
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
     Primarily in response to reduced demand for our products, during the recent downturn in the semiconductor industry, we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. Although we had net income in fiscal 2004 when the semiconductor industry rebounded, we experienced a net loss in the first nine months of fiscal 2005 when our sales levels begin to decline. Our failure to adequately reduce our costs, without our products sales levels staying at least level with fiscal 2004, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities could harm us because they may result in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.

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
     Our success is dependent on our ability to respond to the rapid rate of technological change present in the semiconductor manufacturing industry. The success of our product development and introduction depends on our ability to:
•	accurately identify and define new market opportunities and products;

•	obtain market acceptance of our products;

•	timely innovate, develop and commercialize new technologies and applications;

•	adjust to changing market conditions;

•	differentiate our offerings from our competitors’ offerings;

•	ability to obtain intellectual property rights;

•	continue to develop a comprehensive, integrated product and service strategy; and

•	properly price our products and services.
     If we cannot succeed in responding in a timely manner to technological and/or market changes, we could lose our competitive position which could materially harm our business and our prospects.

BROOKS AUTOMATION, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — Continued
The global nature of our business exposes us to multiple risks.
     For the nine months ended June 30, 2005, approximately 48% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:
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
     We have entered into an Agreement and Plan of Merger with Helix Technology Corporation pursuant to which we would acquire Helix. In addition we have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:
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
     We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst/Shinko, Daifuku, Camstar, Datasweep, Intercim, IBM, Murata, Rorze, TDK and Yaskawa and other smaller, regional companies. We also endeavor to sell products to OEM manufacturers, such as Applied Materials, Novellus, KLA-Tencor and TEL, that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.
Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.
     We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 44% of our total revenues in the nine months ended June 30, 2005, 39% of our total revenues in fiscal 2004, 37% in fiscal 2003 and 33% in fiscal 2002. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.

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
     In addition, many of our products will not be sold directly to the end-user but will be components of other products. As a result, we rely on OEMs of our products to select our products from among alternative offerings to be incorporated into their equipment at the design stage; so-called design-ins. The OEM’s decisions often precede the generation of volume sales, if any, by a year or more. Moreover, if we are unable to achieve these design ins from OEMs, we would have difficulty selling our products to that OEM because changing suppliers involves significant cost, time, effort and risk on the part of that OEM.
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
Our stock price is volatile.
     The market price of our common stock has fluctuated widely. Since the beginning of fiscal year 2004 through the end of this current quarter, our stock price fluctuated between a high of $27.30 per share and a low of $11.62 per share. The market price of our common stock reached a low of approximately $7.59 on April 11, 2003. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:
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

BROOKS AUTOMATION, INC.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Concentration of Credit Risk
     Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of our revenues. Our top ten largest customers accounted for 44% of revenues for the nine months ended June 30, 2005. Our top twenty largest customers account for 57% of revenues for the nine months ended June 30, 2005. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses.
Interest Rate Exposure
     At June 30, 2005, we had no variable interest rate debt; accordingly, a 10% change in the effective interest rate percentage would impact interest income although it would not materially affect the consolidated results of operations or financial position.
Currency Rate Exposure
     Our foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of our international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead is reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will be exposed to increased risk of currency fluctuation. Assets and liabilities of our international subsidiaries are translated at period end exchange rates. As such, foreign currency fluctuation results in increases and decreases in translated foreign currency assets and liabilities with the resulting offset being reflected in “Accumulated other comprehensive income (loss)”.

BROOKS AUTOMATION, INC.
Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded, subject to the limitations inherent in such controls noted below, that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is effectively recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms. The Company is presently engaged in a broad review of its internal control procedures in anticipation of the need for the Company’s management to attest to the effectiveness of internal control over financial reporting in connection with its 2005 filing of the Company’s Annual Report on Form 10-K.

b)	Limitations Inherent in All Controls. The Company’s management, including the CEO and CFO, recognizes that our disclosure controls and our internal controls (discussed below) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

c)	Change in Internal Controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has made minor improvements to its internal controls as part of its efforts to ensure compliance with Sarbanes-Oxley 404 requirements.

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

BROOKS AUTOMATION, INC.
DATE: August 3, 2005	/s/ EDWARD C. GRADY
Edward C. Grady
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 3, 2005	/s/ ROBERT W. WOODBURY, JR.
Robert W. Woodbury, Jr.
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a),15d-14(a) Certification

31.02	Rule 13a-14(a),15d-14(a) Certification

32	Section 1350 Certifications