Form 10-K
period 2005-09-30
BROOKS AUTOMATION INC
filed 2005-12-13
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2005

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
Common Stock, $0.01 par value
Rights to Purchase Common Stock
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑
      The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2005, was $673,316,217 based on the closing price per share of $15.18 on that date on the Nasdaq Stock Market. As of March 31, 2005, 45,261,240 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 29, 2005, 74,537,762 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.
      DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business
      Brooks Automation, Inc. (“Brooks”, “we”, “us” or “our”) is a leading supplier of automation products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. We are a technology and market leader with offerings ranging from individual hardware and software modules to fully integrated systems as well as services to install and support our products world-wide. Although our core business addresses the increasingly complex automation and integrated subsystems requirements of the global semiconductor industry, we are also focused on providing automation solutions for a number of related industries, including the flat panel display manufacturing, data storage and certain other industries which have complex manufacturing environments.
      We were founded in 1978 to develop and market automated substrate handling equipment for semiconductor manufacturing and became a publicly traded company in February 1995. We have grown significantly from being a niche supplier of wafer-handling robot modules for vacuum-based processes, to become the largest merchant supplier of hardware and software automation products for the semiconductor industry in consecutive calendar years from 2001 through 2004, and the world’s twelfth largest semiconductor front-end capital equipment company in 2004, according to the independent market research firm Gartner Dataquest.
      Our business is significantly dependent on capital expenditures by semiconductor manufacturers, which in turn are dependent on the current and anticipated market demand for integrated circuit (“IC”) chips and electronics equipment. To maintain manufacturing leadership and growth in the semiconductor industry, companies make significant capital expenditures in manufacturing equipment and investments in research and development. For example, investments in the production of chips that use advanced 130-nanometer (“nm”) and 90nm process technology are the enablers (increased chip performance, decreased power consumption and reduced cost) for a broad range of new products that are expected to help drive growth in the chip industry. Further advances in IC designs utilizing 65nm and smaller sizes continue to enable innovation and are driving the need for new manufacturing facilities and new generation processing equipment. Demand for semiconductors is cyclical and has historically experienced periodic expansions and downturns. The semiconductor industry experienced a prolonged downturn from fiscal 2001 to the end of fiscal 2003. As the industry economics improved significantly at the start of our fiscal 2004, we were able to benefit from some of the cost reduction initiatives implemented during the downturn, resulting in our return to profitability in fiscal 2004. The industry conditions weakened again in our fiscal 2005 leading to a decline in revenues and profitability for Brooks during 2005.
      On July 11, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helix Technology Corporation (“Helix”), a Delaware corporation and Mt. Hood Corporation (“Mt. Hood”), a newly-formed Delaware corporation and a direct wholly-owned subsidiary of the Company. This acquisition closed on October 26, 2005. Under the terms of the Merger Agreement, Mt. Hood merged (the “Merger”) with and into Helix, with Helix continuing as the surviving corporation. Each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by the Company or Mt. Hood, was cancelled and extinguished and automatically converted into 1.11 (“Exchange Ratio”) shares of the Company’s common stock. In addition, the Company assumed all options then outstanding under Helix’s existing equity incentive plans, each of which is now exercisable into a number of shares of the Company’s common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Helix acquisition is preliminarily valued at approximately $459 million, consisting of 28.8 million shares of common stock valued at $444.4 million, the fair value of assumed Helix options of $6.0 million and cash of $8.4 million. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Company is in the process of evaluating the impact that the Merger may have on the Company’s net operating loss carryforwards and other tax attributes. Helix is a leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. The acquisition of Helix enables us to better serve our current market, increase our addressable market, reduce the volatility that both business have historically faced and position us to enhance our financial performance.

Industry Background
      Automation plays a critical role in the manufacturing of semiconductors. The majority of modern semiconductor fabrication facilities, or fabs, manufacture IC chips on circular silicon wafers with diameters of 150mm, or 6 inches, and 200mm, or 8 inches. More recently the industry has begun to adopt wafers with diameter sizes of 300mm, or 12 inches. A production manufacturing batch or lot for 150mm and 200mm wafer sizes consists of 25 wafers, contained in either an open cassette or a fully enclosed pod called SMIF, or standard mechanical interface. Production lots for 300mm manufacturing typically consist of 25 wafers contained in a FOUP, or front-opening unified pod. Both SMIF and FOUP technologies isolate the wafers from their surroundings by creating an ultra-clean “mini-environment” within the pod. One wafer may yield hundreds of chips, and each chip may contain tens or hundreds of millions of microscopic transistors in leading devices. Chips are used in a wide variety of applications, ranging from complex logic and memory chips used in a broad range of computers to application-specific integrated circuits, or ASICs, used in automobiles and consumer products, to Digital Signal Processing (DSP) and analog semiconductors used in the mobile Internet market such as for color-screen multimedia cell phones.
      In order to create the millions of microscopic transistors and connect them together horizontally and in vertical layers into a functioning IC chip, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Up to 40 percent of these tools perform processes in a vacuum, such as removing, depositing or measuring material on wafer surfaces. Wafers can go through as many as 400 different process steps before completion. As the complexity of semiconductors continues to increase, the number of process steps also increases, resulting in a greater need for automation due to more handling and tracking requirements, and higher number of tools. In addition, with the transition to 300mm wafers, the size, expense and weight of a FOUP of wafers increase significantly, making manual handling of wafers difficult and risky.
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
      The capital expenditure by a semiconductor company to create a modern 200mm fab can be as much as $2 billion while the cost for a 300mm fab can exceed $3 billion. While most 200mm fabs were only partially automated, virtually all 300mm production fabs are fully automated due to the heavier weight and value of a production lot. The investment in automation hardware, software and services has grown from approximately $50 million in a 200mm fab to $180 million in a 300mm fab. Typically 75 to 80 percent of the capital investment for a fab is for manufacturing equipment, while the remainder is dedicated to the land, the physical building, the clean room production floor and automation, network and facilities infrastructure. The served available market for semiconductor automation approximates $1.9 billion in 2004, according to Dataquest. We believe we are the only company with a portfolio of hardware and software products and system integration services that can address the majority of the automation needs for semiconductor manufacturing.
      Today, almost every aspect of processing includes automation, from material handling, tracking work-in-process, process control and scheduling. Factory and equipment automation directly impact factory performance. Factory performance, in turn, drives semiconductor manufacturers’ ability to:

•	reduce manufacturing costs;

•	reduce cycle time, making the throughput more predictable;

•	deliver products to market first when product profitability is greatest; and

•	reduce defects and improve yield.
      We operate in two segments: hardware and software.
      The hardware segment provides wafer handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The products offered by Brooks include vacuum and atmospheric systems and robots and related components. We also offer the assembly and manufacturing of customer designed automation systems, or contract automation systems. The primary customers for these solutions are manufacturers of process tool equipment. Additionally, we provide hardware directly to fabs including automated material handling systems, or AMHS, that use overhead monorail systems and overhead hoist vehicles to store, transport and manage the movement of material throughout the fab. Other hardware products include equipment for lithography automation that manage the storage, inspection and transport of photomasks, or reticles. Further, on October 26, 2005, Brooks completed the acquisition of Helix Technology Corporation (“Helix”), a world leader in the development, manufacture and application of innovative vacuum technology solutions for the semiconductor, data storage and flat panel display markets. Semiconductor manufacturers use Helix products to create and maintain a vacuum environment in their manufacturing process equipment.
      The software segment addresses the need for production management systems driven by the extensive tracking and tracing requirements of the semiconductor industry. At the core of these production systems is the manufacturing execution system (“MES”) that is primarily responsible for tracking the movement of production wafers in a fab, and managing the data and actions for every wafer, equipment, operator and other resources in the fab. These mission-critical systems provide real time information primarily to production operators, supervisors and fab managers. We provide other important software applications to meet the critical requirements of the fab, such as real time dispatching and scheduling, equipment communications, advanced process control, material control using the AMHS, activity execution and control, automated maintenance management of equipment, and other applications. Customers often purchase more than one of these software products from Brooks for a single fab, often driving the need for consulting and integration services. Our software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. These software products and services are also used in many similar manufacturing industries as semiconductor, including flat panel display, data storage, and electronic assembly.

Hardware
      Modern semiconductor process tools demand fast, error-free handling of the silicon wafers on which the integrated circuits are produced. In the late 1980’s and early 1990’s, many processes done in vacuum, such as chemical vapor deposition (CVD), physical vapor deposition (PVD), dry etching and other processes, changed from batch processing to single wafer processing, driving the need for equipment that could process individual wafers simultaneously in multiple chambers. The single wafer tool configuration is often referred to as a cluster tool because of the typically radial layout, or cluster, of process chambers surrounding one or more central wafer handling robot. The transition to cluster tools greatly increased the demands on the automation system, forcing it to become as much as four to eight times more reliable than previous generations. The result was a market need for highly reliable and fast vacuum robots, as well as vacuum cluster tool platforms, both of which were the genesis of our business model.
      Vacuum cluster tools consist of three primary sections: the equipment front-end module or EFEM, the cluster tool platform and the process modules or chambers that are attached to the tool platform. An intermediate chamber, called a load-lock, separates the vacuum environment used in processing from the EFEM, which operates at standard atmosphere. A vacuum robot performs the task of transferring wafers from the load-lock to the process chambers that are mounted on the cluster tool platform. Wafers are placed in the load-lock by atmospheric robots that are housed in the EFEM. Vacuum tool automation includes load-locks, robots and other modules as well as the cluster tool platform. Brooks vacuum systems, acquired in the Helix transaction, provide enabling technology for several key steps within the semiconductor manufacturing process, including ion implant, and PVD metrology.
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
      Our hardware offerings also include high-precision airflow and pressure controls for key semiconductor manufacturing applications such as the wafer track used to coat light-sensitive photoresist onto wafers in the photolithography process, as well as high temperature furnaces and stations used for liquid chemical processes, called wet stations or wet benches.
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

Software
      We are a leading provider of software for:

•	manufacturing execution systems, or MES, used within one factory or to manage multiple sites, for manufacturers of discrete products;

•	factory logistics applications such as simulation, scheduling and dispatching;

•	connecting and integrating equipment with factory management systems;

•	advanced process control; and

•	data analysis and management for factory and enterprise performance monitoring.
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
Products

Hardware Products
      Our hardware for process and metrology equipment are offered as either modules or systems. Modules are discrete components such as robots and aligners, cryogenic pumps, chillers and vacuum gauges, while systems are pre-integrated assemblies such as the cluster tool platform that may consist of a number of modules provided by us or other suppliers. We provide automation modules and systems for vacuum and atmospheric equipment as well as tool control software, mini-environment products, calibration and alignment products, and high-precision airflow controls primarily for the semiconductor industry. Other industries that we serve in this segment of the market include LCD and data storage. We use a common architecture in the design and production of systems and modules. Shared technologies and common software controls enable us to respond to changing industry demands, such as processing larger 300mm semiconductor wafers. Our Original Equipment Manufacturer (“OEM”) customers have the option of either buying individual modules from us and assembling their own systems in-house, or buying the entire automation system from us, pre-assembled, tested and certified from our factory. Also included in this segment is the assembly and manufacturing of customer designed automation systems, known as contract automation systems.
      The major modules we offer for equipment are vacuum robotics, atmospheric robotics, wet robotics and loadport modules.
      Vacuum modules include:

•	MagnaTran 7, a family of robots used in vacuum processes such as CVD, PVD and etch;

•	VacuTran, the legacy vacuum robot product line; and

•	MagnaTran 8, a new family of robots that addresses the needs of specific customers.

      Vacuum pumping components and systems include:

•	CTI-Cryogenics cryopumps and systems;

•	On-Board monitoring and control systems; and

•	Turbo Plus® waterpumps and Turbopumps
      Vacuum measurement components and systems include:

•	STABL-ION®, CONVECTRON® and MICRO-ION components and systems; and

•	Vacuum gauging products that are integrated into analytical instruments such as mass spectrometers
      Our atmospheric robot modules include:

•	Reliance, a family of 3-, 4-, and 5-axis robots; and

•	407, a legacy atmospheric robot with a large installed base of customers.
      Over the next year, we are planning on releasing a new generation of atmospheric automation products internally called the Series 9 family, the culmination of an aggressive R&D program the past 2 years. These new products were developed using a rigorous product life cycle management process designed to meet goals for performance, manufacturability, cost, reliability and support.
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
      We provide the AMHS to transport and store both wafers and reticles for 200mm and 300mm fabs. The first generation 300mm AMHS offerings generally had segregated inter-bay, intra-bay and stocker modules, managed by the material control software. We introduced a new generation product in July, 2003, the OneFab AMHS, which provides a unified system using a common layout for both inter-bay and intra-bay, and includes the following:

•	AeroLoader IV vehicles with bi-directional capability for transporting FOUPs throughout the fab and directly loading and unloading process tools;

•	Tracks, straight and curved overhead monorail tracks on which the vehicles travel;

•	Turntables, rotating mechanisms that join multiple tracks;

•	UTS, or under-track storage;

•	UTS Carousel stockers for automated storage and retrieval;

•	OLUS, or Operator Load-Unload Station; and

•	AMHSworks software for material control.
      Our AMHS offerings for 200mm include:

•	AeroTrak vehicles for inter-bay transport;

•	Tracks, straight and curved overhead monorail tracks on which the vehicles travel;

•	Turntables, rotating mechanisms that join multiple tracks;

•	TurboStockers for automated storage and retrieval;

•	TurboStocker XT for inter-floor transport and storage; and

•	TransNet software for material control.
      Lithography automation solutions for reticle inspection, storage and management include:

•	Guardian Bare Reticle Stocker for storing reticles; and

•	Zaris, our reticle sorting, cleaning and macro-inspection tool.
      In addition, our AMHS systems are capable of transporting reticles between stockers and lithography tools.
      We provide 200mm SMIF products directly to factory customers, including:

•	ErgoSpeed II loadport for 200mm SMIF that complements a number of other SMIF products that we provides to our customers;

•	Hermos RF readers for RFID applications;

•	IRIDnet, a tracking system utilizing infra-red technology; and

•	Custom mini-environments and tool enclosures.
      Automated ID and tracking of carriers in a 300mm fab is provided by our RFID readers.

Software Products
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
      We have built our software suite of applications by acquiring and developing products that complement our MES offerings. Products for equipment integration utilizing the SECS protocol include:

•	CELLworks-Grapheq, a UNIX-based cell controller;

•	WinSECS, a Windows-based equipment integration package;

•	STATIONworks, a Windows-based station control system; and

•	FAbuilder, a Windows-based cell controller.
      Real-time execution systems and logistics software include:

•	RTD, real-time dispatcher;

•	APF Reporter for factory performance reporting and analysis;

•	Activity Manager, an adaptive workflow manager that integrates workflow between multiple plant and enterprise applications workflow between the transport system and MES;

•	AutoSched for simulation and planning of workflow; and

•	CLASS-MCS for transport control that provides an equipment-neutral software system to manage and control material handling equipment including AMHS systems, conveyors, wafer and reticle stockers, and inter-floor lift devices in clean room environments.
      Composite applications designed to simplify and lower the cost of integration between enterprise and plant floor systems and aid demand-driven manufacturing include:

•	RealView Manufacturing Intelligence, an enterprise manufacturing application to enhance overall plant performance;

•	Demand Execution, integrating Brooks’ Real-Time dispatcher with SAPs APO product;

•	Enterprise Quality Management, a framework for quality management that captures and analyzes data from multiple sources;

•	Asset Management, providing detailed production planning capabilities; and

•	Enterprise Integration Hub, which is designed to connect and integrate the capabilities of the four products listed immediately above and is certified for us with the products of SAP, AG, with whom Brooks software is collaborating on joint development activities.
      We have recognized the growing need for process optimization and advanced process control, APC, in modern fabs. Our offerings for these requirements include:

•	Patterns for fault detection and classification;

•	BAP for advance process control and run-to-run control applications; and

•	iProcess for factory-wide process and tool health monitoring.
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
Customers
      We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. Our customers also include companies who are in the LCD, data storage and other similar industries. As a result of the Helix acquisition, certain products are sold to non-semiconductor customers in imaging and coating and analytic instruments. We have major customers in the United States, Europe and Asia. We expect international revenues to continue to represent a significant percentage of total revenues. Our industry is seeing an increasing business shift to Asia. See Note 16, “Segment and Geographic Information” of Notes to the Consolidated Financial Statements for further discussion of our sales by geographic region and revenue, income and assets by financial reporting segment.
      Relatively few customers account for a substantial portion of our revenues, with the top twenty customers accounting for slightly more than fifty percent of our business in fiscal 2005. We do not have any single customer who makes up more than ten percent of our overall revenue.

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
      For the area of vacuum systems, utilizing the service capabilities previously offered by Helix, we provide an extensive range of global support and vacuum system monitoring services that lower vacuum systems end-users’ total costs of ownership. We increase our customers’ system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers’ installed base of production tools. Our service offerings in the vacuum systems segment include TrueBlue Service Agreements, GUTS® (Guaranteed Up Time Support) customer response system and GOLDLink® (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the vacuum system performance of our customers’ production tools. The GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.
Competition

Hardware
      The semiconductor fabs and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The majority of equipment automation is still done in-house by OEMs. As a result, we believe that our primary opportunity in this area is from the larger semiconductor OEMs that currently satisfy their substrate handling needs in-house rather than by purchasing them from an external supplier such as us. For example, Applied Materials, the leading process equipment OEM, develops and manufactures a majority of its own central vacuum wafer handling systems and vacuum modules. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihen, Daikin and Yaskawa.

      Atmospheric tool automation is more outsourced with a number of competitors due to the low barriers to entry. We compete directly with other equipment automation suppliers of atmospheric modules and systems such as Asyst, Hirata, Kawasaki, Rorze, TDK and Yaskawa.
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
      We believe that the competitive factors when selling hardware directly to fabs are technical capabilities, reliability, price/performance, ease of integration and global sales and support resources. We believe that our solutions compete favorably with respect to all these factors.
      In the AMHS market, we encounter direct competition primarily from Asyst-Shinko, Daifuku and Murata. These competitors have a particularly strong presence in Japan, which places us at a disadvantage in the Japanese market and other Asian markets. All three competitors have viable and similar offerings for 300mm, which in turn places pressure on pricing and potentially reduces profitability. We have a differentiated product, the OneFab AMHS, which is designed to put a premium on the software utilized to meet system requirements while simplifying and reducing the hardware.
      Asyst, RECIF and Rorze are our chief competitors in the wafer sorter market. We no longer are actively pursuing new customers in this market. We are currently supporting our installed base for our sorter products.
      Competition in the lithography automation market is still emerging, while our chief competitor in SMIF opportunities is Asyst.

Software
      We believe that the primary competitive factors in the end-user market for factory automation software are product functionality, degree of integration with other applications, compatibility of hardware and software architecture, price/performance, ease of implementation, cost of ownership, vendor reputation and financial stability. We believe our products compete favorably with other systems with regards to the factors listed above due to the unique nature of the software segment. We also believe that the relative importance of these competitive factors may change over time.
      We experience direct competition in the factory automation software market from various companies, including Applied Materials, Camstar, IBM and numerous small independent software companies. In some cases, we are able to sell our software products to our direct competitors. For example, Daifuku uses our software to control the operations of their AMHS hardware.
      Many customers purchase software products from more than one supplier. Even in cases where a competitor is selected over us for a particular application, we may still gain substantial business with that customer since our product offerings cover a wide range of requirements and are considered best-in-class for many applications.
      In advanced fabs, a greater burden is placed on software and implementation of increasingly complex automation applications, resulting in a critical need for integration of many different software and hardware components. We cooperate with large organizations such as IBM, SAP and Hewlett Packard to deliver complete solutions for customers. Sometimes when we subcontract our products and services to another company, our ability to win business is highly dependent on the success of the prime contractor with whom we have partnered.

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
Manufacturing
      Manufacturing is one of our core competencies. Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of our products. Our two major manufacturing facilities in Chelmsford, Massachusetts and Kiheung, Korea are ISO 9001 certified. Additionally we have a facility in Jena, Germany whose purpose is to perform integration and final testing of our products for the European market. We acquired additional manufacturing facilities in Mansfield, Massachusetts and Longmont, Colorado in connection with the acquisition of Helix.
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
      We have established a subsidiary in India to provide low cost off-shore engineering resources primarily for sustaining mature software products. As a result, our core staff of software engineers should be better enabled to focus on research and development of new technology and enriching the functions of currently active products.
Joint Venture with ULVAC
      Since the Helix merger in October 2005, we participate in a joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. Formed in 1981 by Helix and ULVAC Corporation. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation, one of the largest semiconductor and flat panel OEMs in Japan. Each company owns 50% of UCI. Helix made an initial cash investment of approximately $100,000, with no subsequent cash investments. The joint venture arrangement includes a license and technology agreement exclusively involving technology previously owned by Helix.
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
      We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program. We cannot guarantee that any patent obtained will provide protection or be of commercial benefit to us. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2005, we have obtained 205 United States patents and had 117 United States patent applications pending on our behalf. In addition, we have obtained 270 foreign patents and had 259 foreign patent applications pending on our behalf. Our United States patents expire at various times through April 2022. We cannot guarantee that our pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to ours. These patent applications may have priority over patent applications filed by us.
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

Backlog
      Backlog for our products as of September 30, 2005, totaled $87.2 million as compared to $156.7 million at September 30, 2004. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for our hardware segment and software segment was $66.7 million and $20.5 million, respectively, at September 30, 2005. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.
Employees
      At September 30, 2005, we had approximately 1,800 employees as compared to 1,900 employees at September 30, 2004. The net reduction is reflective of the Company’s workforce reduction program based on estimates of near term future revenues and operating costs. An additional 80 employees were notified and will be reduced from the workforce over the first half of fiscal year 2006. We believe our future success will depend in large part on our ability to attract and retain highly skilled employees. Approximately 120 employees in our Jena, Germany facility are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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
Gartner Information
      Information contained in this annual report on Form 10-K attributable to Gartner, Gartner Dataquest or Dataquest as reflected in their 2004 Semiconductor Manufacturing Equipment Market Share Analysis published in April 2005 represents Gartner’s estimates and we make no representation that this information represents facts.

Item 2.	Properties
      Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We have a lease on a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active facilities:

		Square Footage
Location	Functions	(approx.)	Ownership Status/Lease Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing, hardware and software R&D	295,000	Owned
Chelmsford, Massachusetts	Manufacturing, training, warehouse	93,000	October 2014
Jena, Germany	Manufacturing, R&D hardware, sales, support, training (4 buildings)	66,000	Several Leases with terms that end through July 2006
Salt Lake City, Utah	R&D software, training	46,900	September 2006
San Jose, California	Sales and support, R&D hardware and software	55,600	January 2010
Kiheung, South Korea	Manufacturing, R&D hardware, sales and support	63,000	November 2015
Phoenix, Arizona	R&D hardware and software	19,500	Owned
Mansfield, Massachusetts	Helix corporate headquarters, manufacturing, R&D	160,000	December 2006
Longmont, Colorado	Engineering, manufacturing, R&D	60,000	February 2015
      Our hardware segment utilizes the facilities in Massachusetts, California, South Korea, and Germany. Our software segment utilizes facilities in Massachusetts, Utah and Arizona.
      We maintain additional sales, support, service, and training offices in the United States (New York, North Carolina, Pennsylvania, Texas), in Toronto, Canada and overseas in Europe (France, Germany, UK), as well as in Asia (Japan, China, Malaysia, Singapore, South Korea, India and Taiwan) and the Middle East (Israel).
      As a result of our restructuring activities, there are a number of properties that are owned or leased by us that we do not use or occupy at this time. These vacant properties include a total of approximately 138,300 square feet of a mix of office space and manufacturing/research and development space located principally in Massachusetts. We actively explore options to market these surplus properties for sublease or sale or to negotiate early termination agreements for the leases in question. In addition to the property above, we classify an additional 207,100 square feet of space as sub-leased office and flexible use space.

Item 3.	Legal Proceedings
      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Brooks cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect Brooks’ business, financial condition and results of operations. If any such claims are asserted against Brooks’ intellectual property rights, we may seek to enter into a royalty or licensing arrangement. Brooks cannot guarantee, however, that a license will be available on reasonable terms or at all. Brooks could decide in the alternative to resort to litigation to challenge such claims or to attempt to design around the patented technology. Litigation or an attempted design around could be costly and would divert our management’s attention and resources. In addition, if Brooks does not prevail in such litigation or succeed in an attempted design around, Brooks could be forced to pay significant damages or amounts in settlement. Even if a design around is effective, the functional value of the product in question could be greatly diminished.
      In addition to the material set forth below, please see “Patents and Proprietary Rights” in Part 1, Item 1, “Business” for a description of certain potential patent disputes.
      On or about April 21, 2005, Brooks was served with a third-party complaint seeking to join Brooks as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). The lawsuit (the “ITI Lawsuit”) also involves two individuals: Robert W. Atherton (“Atherton”), the named inventor on the patent, and Willis E. Higgins (“Higgins”), an attorney who worked with Atherton to obtain the patent. ITI began the ITI Lawsuit against Motorola in the United States District Court for the Northern District of Illinois (Eastern Division) in November 2004, and ITI added Freescale to the ITI Lawsuit in March 2005. ITI claims that Motorola and Freescale have infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant. ITI asserts that Brooks has induced and contributed to the infringement of the patent.
      Freescale alleges that Brooks has a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of Brooks’ AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the ITI Lawsuit brought by ITI. AutoSched is a software program sold by Brooks and by one or more companies that formerly owned the AutoSched product prior to the acquisition of AutoSched by Brooks in 1999 from Daifuku U.S.A, Inc.
      On July 7, 2005, Intel Corporation (“Intel”) filed a lawsuit against ITI seeking a declaratory judgment that Intel has not infringed and is not infringing the patent (the “Intel Lawsuit”). In letters dated May 26, 2005 and September 23, 2005, Intel notified Brooks that Intel believes that Brooks has an indemnification obligation to Intel, but that, at present, Intel is not seeking to have those obligations determined and enforced in the Intel Lawsuit. Thus, Brooks has not been made a party to the Intel Lawsuit. The Intel Lawsuit is pending before the same judge as the ITI Lawsuit, but has a separate schedule.
      Brooks believes that ITI is not a company that is engaged in the business of manufacturing hardware or software products. It is a limited liability company that apparently acquired an exclusive license to the patent at issue in the litigation and is now in the business of seeking to license the patent to others. Brooks also believes that in or after December 2004, ITI’s parent, Global Patent Holdings,LLC, was acquired by Acacia Research Corporation. Brooks believes that Acacia Research Corporation is a publicly-traded company that is in the business of acquiring patents and then seeking to license the patents to others.
      On September 7, 2005, the parties presented arguments to the court in the ITI Lawsuit about how the claims of the patent should be construed or interpreted. On October 4, 2005, the court issued its claim construction ruling. The fact discovery period in the ITI Lawsuit ends on November 30, 2005, and expert discovery is scheduled to end on February 3, 2006. No trial date has been set for the ITI Lawsuit.
      Brooks believes that it has meritorious defenses to any claim that Brooks’ AutoSched product infringes the patent identified in the ITI Lawsuit against Motorola and Freescale, as well as the Intel Lawsuit. Brooks plans to contest any such patent infringement claims in those lawsuits. Brooks also believes that meritorious defenses exist to the claims asserted by ITI against Motorola and Freescale, in the ITI Lawsuit and to the counterclaims asserted by ITI against Intel in the Intel Lawsuit. Brooks intends to cooperate fully with Motorola, and Freescale, and Intel in the defense of those claims. In any such matter there can be no assurance as to the outcome, and for the reasons described in the first paragraph of this “Legal Proceedings” section, the ITI litigations could have a material adverse effect on Brooks.

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
      In September 2005, the Company filed suit against BlueShift Technologies, Inc. (“Blue Shift”) and Peter van der Meulen, a former employee of the Company, alleging that BlueShift and Mr. van der Meulen had misappropriated certain business and technical information owned by the Company and used such information to advance the business of BlueShift in competition with the Company. In November 2005 a jury in the Suffolk Superior Court Business Section in Boston, Massachusetts returned a verdict in favor of BlueShift and Mr. van der Meulen, finding that Mr. van der Meulen had not competed improperly with the Company and that neither he nor BlueShift had misappropriated the Company’s proprietary information. The jury also found that the Company’s filing of the suit against BlueShift was without merit and that the Company had improperly interfered with BlueShift’s business such that BlueShift lost a $209,000 purchase order from a customer, and the jury awarded that amount to BlueShift as damages. A further hearing will be scheduled by the court to determine whether the case had merit and whether BlueShift is entitled to any further damages. It has been the Company’s view since the time of the filing of the suit that the suit had merit and was well founded. While the Company is evaluating its options going forward, it does not anticipate further damages being awarded on this matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the quarter ended September 30, 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the Nasdaq National Market:

	High	Low

Fiscal year ended September 30, 2005
First quarter	$18.26	$13.48
Second quarter	$18.73	$14.38
Third quarter	$16.21	$12.86
Fourth quarter	$16.60	$13.00
Fiscal year ended September 30, 2004
First quarter	$27.22	$19.56
Second quarter	$27.30	$17.80
Third quarter	$23.01	$16.50
Fourth quarter	$18.72	$11.62
Number of Holders
      As of November 29, 2005, there were 1,197 holders on record of our common stock.
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, we have never declared or issued any stock dividends on our capital stock and do not plan to issue any stock dividends in the foreseeable future.
Issuance of Unregistered Common Stock
      On February 15, 2005, we issued the remaining 34,433 shares of our common stock reserved for issuance under the acquisition agreement of Intelligent Automation Systems, Inc. and IAS Products, Inc. The common stock issued and reserved for issuance in this transaction was sold in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 to sales by an issuer not involving any public offering. The shares in this transaction have been registered for resale pursuant to an effective registration statement on Form S-3.
Issuer’s Purchases of Equity Securities
      We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005.

Item 6.	Selected Financial Data
      The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,

	2005(5)	2004(5)	2003(1)(2)(5)(6)	2002(3)(5)(7)	2001(4)

	(In thousands, except per share data)
Revenues	$463,746	$535,053	$340,092	$300,538	$381,716
Gross profit	$162,802	$202,793	$102,798	$82,478	$152,384
Income (loss) from continuing operations before income taxes and minority interests	$(1,196)	$35,460	$(177,542)	$(620,997)	$(36,523)
Income (loss) from continuing operations	$(6,541)	$27,196	$(182,662)	$(713,539)	$(29,660)
Net income (loss)	$(10,057)	$17,721	$(185,760)	$(719,954)	$(29,660)
Accretion and dividends on preferred stock	$—	$—	$—	$—	$90
Net income (loss) attributable to common stockholders	$(10,057)	$17,721	$(185,760)	$(719,954)	$(29,750)
Basic earnings (loss) from continuing operations per share	$(0.15)	$0.63	$(4.97)	$(27.65)	$(1.65)
Diluted earnings (loss) from continuing operations per share	$(0.15)	$0.63	$(4.97)	$(27.65)	$(1.65)
Shares used in computing basic earnings (loss) per share	44,919	43,006	36,774	25,807	18,015
Shares used in computing diluted earnings (loss) per share	44,919	43,469	36,774	25,807	18,015

	As of September 30,

	2005	2004	2003	2002	2001

	(In thousands)
Total assets	$624,080	$671,039	$493,245	$657,497	$709,704
Working capital	$340,994	$294,137	$135,156	$176,338	$282,163
Notes payable and revolving credit facilities	$—	$—	$—	$—	$17,122
Current portion of long-term debt and other obligations	$12	$11	$98	$8	$392
Convertible subordinated notes due 2008	$175,000	$175,000	$175,000	$175,000	$175,000
Other long-term debt (less current portion)	$2	$14	$25	$177	$31
Stockholders’ equity	$309,835	$312,895	$162,830	$308,235	$424,169

	Year Ended September 30, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenues	$117,233	$129,454	$113,760	$103,299
Gross profit	$42,066	$43,860	$40,085	$36,791
Income (loss) from continuing operations	$81	$(251)	$1,283	$(7,654)
Basic earnings (loss) from continuing operations per share	$0.00	$(0.01)	$0.03	$(0.17)
Diluted earnings (loss) from continuing operations per share	$0.00	$(0.01)	$0.03	$(0.17)

	Year Ended September 30, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenues	$81,545	$137,377	$153,787	$162,344
Gross profit	$29,932	$50,927	$57,275	$64,659
Income (loss) from continuing operations	$(8,365)	$7,612	$12,451	$15,498
Basic earnings (loss) from continuing operations per share	$(0.22)	$0.17	$0.28	$0.35
Diluted earnings (loss) from continuing operations per share	$(0.22)	$0.17	$0.28	$0.35

(1)	Amounts include results of operations of Microtool, Inc. (acquired October 9, 2002) for the periods subsequent to its acquisition.

(2)	Amounts include our share of the results of operations of Brooks Switzerland in accordance with the equity method of accounting.

(3)	Amounts include results of operations of Hermos Informatik GmbH (acquired July 3, 2002); PRI Automation, Inc. (acquired May 14, 2002); Intelligent Automation Systems, Inc. and IAS Products, Inc. (acquired February 15, 2002) (see Note 5); Fab Air Control (acquired December 15, 2001); the Automation Systems Group of Zygo Corporation (acquired December 13, 2001); Tec-Sem A.G. (acquired October 9, 2001) and General Precision, Inc. (acquired October 5, 2001) for the periods subsequent to their respective acquisitions.

(4)	Amounts include results of operations of SEMY Engineering, Inc. (acquired February 16, 2001), the KLA e-Diagnostics product business (acquired June 26, 2001), CCS Technology, Inc. (acquired June 25, 2001) and SimCon N.V. (acquired May 15, 2001) for the periods subsequent to their respective acquisitions.

(5)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division, previously reported as the Company’s “Other” reportable segment, which was reclassified as a discontinued operation in June 2005.

(6)	Amounts include $40.0 million for asset impairments.

(7)	Amounts include $474.4 million for asset impairments and $106.7 million for deferred tax write-offs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Certain statements in this Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements such as estimates of future revenue, gross margin, and expense levels as well as the performance of the semiconductor industry as a whole. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.
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

      We operate in two segments: hardware and software. In the fourth quarter of fiscal year 2005, the Company’s equipment automation and factory automation segments were combined into the hardware segment, which reflects how management now evaluates its business. Prior year amounts have been reclassified to conform to the current year presentation.
      The hardware segment provides wafer handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The products offered by Brooks include vacuum and atmospheric systems and robots and related components. We also offer the assembly and manufacturing of customer designed automation systems, or contract automation systems. The primary customers for these solutions are manufacturers of process tool equipment. Additionally, we provide hardware directly to fabs including automated material handling systems, or AMHS, that use overhead monorail systems and overhead hoist vehicles to store, transport and manage the movement of material throughout the fab. Other hardware products include equipment for lithography automation that manage the storage, inspection and transport of photomasks, or reticles.
      The software segment addresses the need for production management systems driven by the extensive tracking and tracing requirements of the semiconductor industry. Our software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. These software products and services are also used in many similar manufacturing industries as semiconductor, including flat panel display, data storage, and electronic assembly.
      In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS have ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      The semiconductor industry is cyclical in nature, and we are in a period where the market conditions indicate relatively flat to declining demand in fiscal year 2005 as compared to fiscal year 2004. We are focusing our major efforts in the following areas:

•	Sustaining our ability to meet our customers’ requirements on a timely basis;

•	Continuing to invest in other industries such as flat panel display manufacturing for our equipment automation products;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our customer designed automation (“CDA”) business with process tool manufacturers;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically India and Korea;

•	Greater expansion of our hardware and software products into the China market;

•	Implementing new sales and service strategies to improve customer support and satisfaction;

•	Implementing a final integration and test strategy to provide manufacturing capabilities for customer specific end of line configuration of our products;

•	Evaluating our strategic direction and value of non-core products;

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications; and

•	Continuing to evaluate on an opportunistic basis whether new acquisitions of or alliances with other companies would be beneficial to our business and shareholders.
      In fiscal 2005, our total revenues decreased 13.3% to $463.7 million from the prior year compared to 57.3% growth in fiscal 2004. This decrease is consistent with, and reflective of, lower industry demand for semiconductor capital equipment in fiscal 2005. Our revenue by segment for fiscal 2005 and 2004 is as follows:

	For the Year Ended September 30,

	2005		2004

Hardware	$369,778	79.7%	$415,474	77.7%
Software	93,968	20.3%	119,579	22.3%

	$463,746	100.0%	$535,053	100.0%

      Our hardware segment revenues decreased 11.0% from the prior year to $369.8 million. This decrease reflects the lower demand for semiconductor capital equipment during fiscal year 2005. We expect fiscal 2006 revenues for our hardware segment to remain relatively flat compared to present levels in the absence of any industry trend toward higher demand. Our software segment revenues decreased 21.4% from the prior year to $94.0 million. The decrease is primarily attributable to lower market demand for our software products, and by the absence of the significant European software project for approximately $17.3 million which was recognized upon completion in the second quarter of fiscal 2004. We expect fiscal 2006 revenues for our software segment to remain relatively flat as compared to present levels as decreasing forecasted demand from semiconductor customers is offset by increased demand for our software products from other industries.
      Gross margins decreased 2.8 percentage points to 35.1% for fiscal 2005 from the prior year in comparison to a 7.7 percentage point increase in fiscal 2004. The decrease is primarily attributable to reduced overhead absorption due to reduced sales volumes. We expect our gross margins to increase slightly in the near term as a result of various cost reduction measures.
      We recorded a loss from continuing operations of $6.5 million or $0.15 per diluted share in fiscal 2005 compared to a net income from continuing operations of $27.2 million or $0.63 per diluted share in fiscal 2004. This loss is the result of declining revenues and gross margins and includes a restructuring charge of $16.5 million related to workforce reductions and excess facilities charges. We were able, however, to generate $31.1 million of cash from operations in fiscal year 2005 as a result of diligent working capital management, compared to a positive cash flow from operations of $8.9 million in fiscal 2004. At September 30, 2005, we had cash, cash equivalents and marketable securities aggregating $357.0 million.
Recent Developments
      On July 11, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helix Technology Corporation (“Helix”), a Delaware corporation and Mt. Hood Corporation (“Mt. Hood”), a newly-formed Delaware corporation and a direct wholly-owned subsidiary of the Company. This acquisition closed on October 26, 2005. Under the terms of the Merger Agreement, Mt. Hood merged (the “Merger”) with and into Helix, with Helix continuing as the surviving corporation. Each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by the Company or Mt. Hood, was cancelled and extinguished and automatically converted into 1.11 (“Exchange Ratio”) shares of the Company’s common stock. In addition, the Company assumed all options then outstanding under Helix’s existing equity incentive plans, each of which is now exercisable into a number of shares of the Company’s common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Helix acquisition is preliminarily valued at approximately $459 million, consisting of 28.8 million shares of common stock valued at $444.4 million, the fair value of assumed Helix options of $6.0 million, and cash of $8.4 million. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Company is in the process of evaluating the impact that the Merger may have on the Company’s net operating loss carryforwards and other tax attributes. Helix is a leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. The acquisition of Helix enables us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance.
Related Parties
      On June 11, 2001, we appointed Joseph R. Martin to our Board of Directors. Mr. Martin is a director of Fairchild Semiconductor International, Inc. (“Fairchild”), one of our customers. Accordingly, Fairchild is considered a related party for the period subsequent to June 11, 2001. Revenues from Fairchild for the years ended September 30, 2005, 2004 and 2003 were approximately $319,000, $409,000, and $250,000 respectively. The amounts due from Fairchild included in accounts receivable at September 30, 2005 and 2004 were $33,000 and $13,000, respectively.
      Related party transactions and amounts included in accounts receivable and revenue are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.
Critical Accounting Policies and Estimates
      The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, goodwill, income taxes, warranty obligations, the adequacy of restructuring reserves and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions both in general and specifically in relation to the semiconductor industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As discussed in the year over year comparisons below, actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenues
      Product revenues are associated with the sale of hardware systems and components as well as software licenses. Service revenues are associated with hardware-related field service, training, software maintenance and software-related consulting and integration services.
      Revenue from product sales that do not include significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. In the limited situations where the arrangement contains extended payment terms, revenue is recognized as the payments become due. Shipping terms are customarily FOB shipping point. Amounts charged to customers for costs incurred for shipping and handling and reimbursable expenses are included in revenues with the corresponding cost recorded in cost of revenues. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.
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
      For tailored software contracts, we provide significant consulting services to tailor the software to the customer’s environment. If we are able to reasonably estimate the level of effort and related costs to complete the contract, we recognize revenue using the percentage-of-completion method, which compares costs incurred to total estimated project cost. Revisions in revenue and cost estimates are recorded in the period in which the facts that require such revisions become known. If our ability to complete the tailored software is uncertain or if we cannot reasonably estimate the level of effort and related costs, completed contract accounting is applied. Losses, if any, are provided for in the period in which such losses are first identified by management. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is deferred based on vendor specific objective evidence of its fair value and is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to services and maintenance agreements and billings in excess of revenue recognized on long term contracts accounted for using the percentage-of-completion method and contracts awaiting final customer acceptance.
      In transactions that include multiple products and/or services, such as tailored software arrangements, described above, or software sales with post-contract support, we allocate the sales value among each of the elements based on their relative fair values and recognize such revenue when each element is delivered. If these relative fair values are not known, the Company uses the residual method to recognize revenue from arrangements with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of any the undelivered elements at the date of delivery, such as post-contract support, are deferred and the remaining portion of the total arrangement fee is recognized as revenue. The Company determines fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers.

Intangible Assets and Goodwill
      We have made a number of acquisitions in previous years, and as a result, identified significant intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. For goodwill, we compare the fair value of our reporting units by measuring discounted cash flows to the book value of the reporting units and measure impairment, if any, as the difference between the resulting implied fair value of goodwill and the recorded book value of the goodwill.
      The estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.
      We have elected to perform our annual goodwill impairment testing as required under FAS 142 on September 30 of each fiscal year. In fiscal 2003, we performed our annual goodwill impairment test under FAS 142 in the fourth quarter. During this process estimates of revenue and expense were developed for each of our segments and as a whole based on internal as well as external market forecasts. Based on this analysis, we determined that the implied fair value of the our former factory automation hardware reporting unit’s goodwill was less than its book value and therefore recorded a charge of $40.0 million to operations to write-down the value of this goodwill.
      In connection with a third party letter of intent dated October 18, 2004 to purchase the assets of our former SELS division, we assessed the potential impairment of goodwill in the segment. We considered the offer in the letter of intent as an indication of the fair value of the segment. Based on our analysis, we determined that the implied fair value of the goodwill associated with the SELS division was $7.4 million less than its book value and recorded a charge to write-down the value of this goodwill in the fourth quarter. This charge has been recorded as a component of the loss from discontinued operations of $9.5 million for fiscal year 2004.
      We performed our annual impairment test under FAS 142 in the fourth quarter of fiscal 2004 on all other segments and fiscal 2005 for all segments using a discounted cash flow analyses of expectations of future earnings. During this process detailed estimates of revenue and expense were developed for the reporting units based on internal as well as external market forecasts. Our analyses indicated no impairment of the goodwill in fiscal 2004 or fiscal 2005.

Accounts Receivable
      We record trade accounts receivable at the invoiced amount. Trade accounts receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 120 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Warranty
      We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is estimated by assessing product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and may result in additional benefits or charges to operations.

Inventory
      We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We fully reserve for inventories and noncancelable purchase orders for inventory deemed obsolete. We perform periodic reviews of all inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand, based upon sales and marketing inputs through our planning systems. If estimates of demand diminish further or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes
      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we subsequently determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
Year Ended September 30, 2005, Compared to Year Ended September 30, 2004

Revenues
      We reported revenues of $463.7 million for the year ended September 30, 2005, compared to $535.1 million in the previous year, a 13.3% decrease. The decrease is consistent with and reflective of the lower demand for semiconductor capital equipment experienced in fiscal 2005.
      Our hardware segment reported revenues of $369.8 million in the year ended September 30, 2005, a decrease of 11.0% from the prior year. This decrease reflects the lower demand for semiconductor capital equipment during fiscal year 2005. We expect fiscal 2006 revenues for our hardware segment to remain relatively flat compared to present levels in the absence of any industry trend for higher demand.
      Our software segment reported revenues of $94.0 million, a 21.4% decrease from $119.6 million in the prior year. The decrease is primarily attributable to lower software license sales driven by reduced market demand. Included in the March 31, 2004 quarter we recognized $17.3 million of revenue on a European software services project which had been accounted for on the completed contract basis. Excluding the impact of this contract for fiscal year 2004, software revenues decreased by $8.3 million or 8.1%. We expect fiscal 2006 revenues for our software segment to remain relatively flat as compared to present levels as decreasing forecasted demand from semiconductor customers is offset by increased demand for our software products from other industries. A significant portion of revenue for the software segment relates to maintenance contracts. Maintenance revenues are only slightly affected by an economic downturn, as customers typically continue to use previously purchased software products and renew related maintenance arrangements.
      Product revenues decreased $64.2 million, or 16.0%, to $338.1 million, in the year ended September 30, 2005, from $402.3 million in the previous year. This decrease is attributable to reduced demand for our hardware products and software license revenues reflective of industry trends of decreased demand for semiconductor capital equipment in fiscal 2005. Product revenues associated with our hardware segment decreased by 13.2% from fiscal 2004 levels, while product revenues from our software segment decreased by 37.6%. Service revenues decreased $7.1 million, or 5.4%, to $125.7 million. This decrease is primarily attributable to the completion and acceptance by the customer of a major European software project for approximately $17.3 million in the second quarter of fiscal 2004.
      Revenues outside the United States were $223.1 million, or 48.1% of total revenues, and $262.4 million, or 49.0% of total revenues, in the years ended September 30, 2005 and 2004, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.
      Deferred revenue of $22.1 million at September 30, 2005 consisted of $11.9 million related to deferred maintenance contracts and $10.2 million related to revenues deferred for percentage-of-completion method arrangements and contracts awaiting final customer acceptance.

Gross Margin
      Gross margin decreased to $162.8 million or 35.1% for the year ended September 30, 2005, compared to $202.8 million or 37.9% for the previous year. Our hardware segment gross margin decreased to $100.0 million or 27.1% in the year ended September 30, 2005, from $130.5 million or 31.4% in the prior year. The decrease is primarily attributable to reduced overhead absorption due to reduced sales volumes. Our software segment’s gross margin for the year ended September 30, 2005, decreased to $62.8 million or 66.8%, compared to $72.3 million or 60.5% in the prior year. The decrease in gross margin is primarily attributable to lower software license sales. The increase in the gross margin as a percentage of revenue primarily reflects the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.
      Gross margin on product revenues was $101.5 million or 30.0% for the year ended September 30, 2005, compared to $160.2 million or 39.8% for the prior year. The decrease in product margins is primarily attributable to reduced overhead absorption due to reduced sales volumes.
      Gross margin on service revenues was $61.3 million or 48.7% for the year ended September 30, 2005, compared to $42.6 million or 32.1% in the previous year. The increase is primarily the result of the higher margins on hardware segment services coupled with the impact of lower gross margins realized on the $17.3 million software project revenue discussed above.

Research and Development
      Research and development expenses for the year ended September 30, 2005, were $62.8 million, a decrease of $3.0 million, compared to $65.8 million in the previous year. Research and development expenses increased as a percentage of revenues, to 13.5%, from 12.3% in the prior year. The decrease in absolute spending is primarily the result of our cost reduction actions, while the increase as a percentage of revenue reflects the lower revenue levels against which these costs were measured. Our plan in hardware is to continue to invest in research and development to enhance existing products and develop new products for the semiconductor industry. Our plan in software is to continue to invest in research and development to enhance existing factory automation products and develop new products for the semiconductor market, as well as invest in the development of manufacturing software for other industries, principally medical instrumentation.

Selling, General and Administrative
      Selling, general and administrative expenses were $83.2 million for the year ended September 30, 2005, a decrease of $3.9 million, compared to $87.1 million in the prior year. Selling, general and administrative expenses increased as a percentage of revenues, to 17.9% in the year ended September 30, 2005, from 16.3% in the previous year. The decrease in absolute spending is primarily due to lower expenses for incentive compensation plans of approximately $5.2 million, offset by costs for Sarbanes-Oxley 404 compliance and the reversal of excess bad debt reserves of $2.1 million recorded in fiscal 2004, while the increase as a percentage of revenue reflects the lower revenue levels against which these costs were measured.

Amortization of Acquired Intangible Assets
      Amortization expense for acquired intangible assets totaled $3.1 million for the year ended September 30, 2005, compared to $3.7 million for the prior year. The reduction in amortization of acquired intangible assets is primarily attributable to certain assets reaching the end of their useful lives in fiscal 2005.

Restructuring and Acquisition-related Charges
      We recorded a charge to continuing operations of $16.5 million in the year ended September 30, 2005, of which $13.3 million related to workforce reductions of approximately 270 employees worldwide and $3.2 million to excess facilities charges. Workforce reduction charges included $4.3 million for headcount reductions of approximately 100 employees associated with our software segment, $3.6 million for reductions of approximately 65 employees in our Jena, Germany facility and $5.4 million related to various other actions undertaken in fiscal 2005. Excess facilities charges of $3.2 million consisted of excess facilities identified in fiscal 2005 that were recorded to recognize the expected amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant, and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. Of the $3.2 million of facilities charges, $1.5 million represents an additional accrual on a previous vacated facility due to a longer period than initially estimated to sub-lease the facility. This revision, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. The balance of these excess facilities charges primarily relates to excess and abandoned facilities in Toronto Canada, Jena Germany, Austin Texas, and Livingston Scotland. We believe that the cost reduction programs implemented will align costs with revenues at present levels. In the event we are unable to achieve this alignment, additional cost cutting programs may be required in the future. The accruals for workforce reductions are expected to be paid over the fiscal year 2006. The facilities charges are expected to be paid over the remaining lease periods extending to 2011. These charges helped better align our cost structure. We estimate that salary and benefit savings as a result of these actions will be approximately $23.0 million annually. The impact of these cost reductions on our liquidity is not significant, as these actions yield equivalent actual cash savings within twelve months.
      We also recorded a charge of $1.0 million in fiscal year 2005 for workforce reductions of approximately 25 employees related to our discontinued SELS division, which is included in the loss from discontinued operations.
      We recorded a charge to continuing operations of $5.4 million in the year ended September 30, 2004, of which $0.1 million related to acquisitions and $5.3 million to restructuring costs. The $0.1 million related to acquisitions is comprised of $0.1 million of legal and consulting costs to integrate and consolidate acquired entities into our existing entities. The $5.3 million of restructuring costs consisted of $3.9 million related to workforce reductions of approximately 60 employees world wide, across all functions of the business and $1.4 million related to excess facilities. Excess facilities charges of $1.4 million consisted of $0.2 million for excess facilities identified in fiscal 2004 that we recorded to recognize the amount of remaining lease obligations. These costs have been estimated from the time when the space is vacant, and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. Final exit costs for facilities abandoned in previous restructurings amounted to $0.7 million. The remaining $0.5 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring.

Interest Income and Expense
      Interest income increased by $4.3 million, to $9.3 million, in the year ended September 30, 2005, from $5.0 million the previous year. This increase is due primarily to higher cash balances available for investment. Interest expense of $9.5 million in each of the years ended September 30, 2005 and 2004, respectively, relates primarily to the 4.75% Convertible Subordinated Notes.

Other (Income) Expense
      Other income, net of $1.8 million for the year ended September 30, 2005 consisted of the receipt of principal repayments on a note that had been previously written off, foreign exchange gains, and gains on the sales of other assets. Other expense, net of $0.9 million for the year ended September 30, 2004 consisted primarily of the settlement of an arbitration proceeding in Israel of $0.7 million and realized losses on foreign currency transactions during the year.

Income Tax Provision
      We recorded an income tax provision of $5.2 million in the year ended September 30, 2005 and an income tax provision of $8.1 million in the year ended September 30, 2004. The tax provision recorded in fiscal 2005 and 2004 is attributable to foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2005 and 2004, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Discontinued Operations
      We recorded a loss from operations for our discontinued SELS business of $3.5 million for the year ended September 30, 2005, compared to a loss of $9.5 million in the previous year. The reduced loss reflects the winding down of this business in fiscal year 2005, and the $7.4 million goodwill impairment charge recorded in fiscal year 2004 as previously discussed in “Intangible Assets and Goodwill.”
Year Ended September 30, 2004, Compared to Year Ended September 30, 2003

Revenues
      We reported revenues of $535.1 million for the year ended September 30, 2004, compared to $340.1 million in the previous year, a 57.3% increase. The increase is consistent with and reflective of a large increase in demand for semiconductor capital equipment experienced in fiscal 2004.
      Our hardware segment reported revenues of $415.5 million in the year ended September 30, 2004, an increase of 62.7% from the $255.4 million in the prior year. This increase is primarily attributable to an increase in order volume and market demand, reflective of current industry trends of increased demand for semiconductor capital equipment.
      Our software segment reported revenues of $119.6 million, a 41.2% increase from $84.7 million in the prior year. The increase is primarily attributable to strong software license sales driven by increased market demand coupled with the completion and acceptance by the customer of a major European software project for approximately $17.3 million in the second quarter of fiscal 2004.
      Product revenues increased $176.8 million, or 78.4%, to $402.3 million, in the year ended September 30, 2004, from $225.4 million in the previous fiscal year. Product revenues for our hardware and software segments grew by 78.0%, and 81.9%, respectively, from fiscal 2003 levels. Service revenues increased $18.2 million, or 15.8%, to $132.8 million. This increase is primarily attributable to the completion and acceptance by the customer of a major European software project for approximately $17.3 million in the second quarter of fiscal 2004. We were unable to make a reasonable and dependable estimate of the costs to fulfill this contract due to the complexity of the arrangement. As a result, we concluded that the completed contract method of accounting was required for this contract.
      Revenues outside the United States were $262.4 million, or 49.0% of total revenues, and $171.1 million, or 50.3% of total revenues, in the years ended September 30, 2004 and 2003, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.
      Deferred revenues of $34.5 million at September 30, 2004 consisted of $9.4 million related to deferred maintenance contracts and $25.1 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.

Gross Margin
      Gross margin increased to $202.8 million or 37.9% for the year ended September 30, 2004, compared to $102.8 million or 30.2% for the previous year. Our hardware segment gross margin increased to $130.5 million or 31.4% in the year ended September 30, 2004, from $54.5 million or 21.3% in the prior year. The increase is primarily attributable to our plant consolidation and other cost reduction measures along with increased volumes resulting in more favorable absorption of fixed costs, along with the completion of several low margin projects which contributed to lower margins in fiscal 2003. Our software segment’s gross margin for the year ended September 30, 2004, increased to $72.3 million or 60.5%, compared to $48.3 million or 57.0% in the prior year. The increase is primarily the result of higher license revenue, which yield higher gross margins in the current year period and the favorable impact of our cost reduction measures, offset by the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.

      Gross margin on product revenues was $160.2 million or 39.8% for the year ended September 30, 2004, compared to $57.7 million or 25.6% for the prior year. The increase in product margins is primarily attributable to the impact of our cost reduction measures along with a more favorable hardware product mix and software license revenues which have higher gross margins.
      Gross margin on service revenues was $42.6 million or 32.1% for the year ended September 30, 2004, compared to $45.1 million or 39.3% in the previous year. The decrease is primarily the result of the services revenue mix partially offset by the positive impact of our cost reduction initiatives. Service revenues margins were impacted by lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.

Research and Development
      Research and development expenses for the year ended September 30, 2004 were $65.8 million, a decrease of $5.8 million, compared to $71.6 million in the previous year. Research and development expenses also decreased as a percentage of revenues to 12.3%, from 21.1% in the prior year. The decrease in absolute spending and as a percentage of revenues is primarily the result of our cost reduction actions coupled with higher revenue levels against which these costs were measured.

Selling, General and Administrative
      Selling, general and administrative expenses were $87.1 million for the year ended September 30, 2004, a decrease of $8.5 million, compared to $95.6 million in the prior year. Selling, general and administrative expenses decreased as a percentage of revenues, to 16.3% in the year ended September 30, 2004, from 28.1% in the previous year. Apart from the higher revenue levels against which these costs were measured, the decrease in absolute spending and as a percentage of revenues is primarily the result of our cost containment and reduction initiatives as well as the reversal of excess bad debt reserves of $2.1 million in fiscal 2004 as collections of overdue receivables improved. This decrease is offset by higher expenses for incentive compensation plans that we have established in fiscal 2005.

Amortization of Acquired Intangible Assets
      Amortization expense for acquired intangible assets totaled $3.7 million for the year ended September 30, 2004, compared to $4.7 million for the prior year. The reduction in amortization of acquired intangible assets is attributable to certain assets reaching the end of their useful lives.

Goodwill Impairment Charges
      Goodwill impairment charges totaled $40.0 million for the year ended September 30, 2003 and consisted of the impairment of our goodwill related to our former factory automation hardware segment, as described previously in “Intangible Assets and Goodwill.”

Restructuring and Acquisition-related Charges
      We recorded a charge to operations of $5.4 million in the year ended September 30, 2004, of which $0.1 million related to acquisitions and $5.3 million to restructuring costs. The $0.1 million related to acquisitions is legal and consulting costs to integrate and consolidate acquired entities into our existing entities. The $5.3 million of restructuring costs consisted of $3.9 million related to workforce reductions of approximately 60 employees world wide, across all functions of the business and $1.4 million related to excess facilities. Excess facilities charges of $1.4 million consisted of $0.2 million for excess facilities identified in fiscal 2004 that were recorded to recognize the expected amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant, and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. Final exit costs for facilities abandoned in previous restructurings amounted to $0.7 million. The remaining $0.5 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. These charges helped better align our cost structure. We estimate that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions were approximately $5.6 million annually.
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

Income Tax Provision
      We recorded an income tax provision of $8.1 million in the year ended September 30, 2004 and an income tax provision of $4.9 million in the year ended September 30, 2003. The tax provision recorded in fiscal 2004 and 2003 is attributable to foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2004 and 2003, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Discontinued Operations
      We recorded a loss from operations for our discontinued SELS business of $9.5 million for the year ended September 30, 2004, compared to a loss of $3.1 million in the previous year. The increased loss was due to the $7.4 million goodwill impairment charge recorded in fiscal year 2004 as previously discussed in “Intangible Assets and Goodwill.”
Liquidity and Capital Resources
      Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. The semiconductor industry experienced such a downturn that extended from 2001 well into 2003. The downturn affected revenues, gross margins and operating results. In response to this downturn, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. We believe the semiconductor industry has again softened after a modest upturn in 2004. Our revenues in fiscal year 2005 declined from the prior fiscal year. We believe that the cost reduction programs implemented have aligned costs with revenues. In the event we are unable to sustain this alignment, additional cost cutting programs may be required in the future. The cyclical nature of the industry make estimates of future revenues, results of operations and net cash flows inherently uncertain.
      At September 30, 2005, we had cash, cash equivalents and marketable securities aggregating $357.0 million. This amount was comprised of $202.5 million of cash and cash equivalents, $121.6 million of investments in short-term marketable securities and $32.9 million of investments in long-term marketable securities.
      At September 30, 2004, we had cash, cash equivalents and marketable securities aggregating $329.1 million. This amount was comprised of $193.3 million of cash and cash equivalents, $62.1 million of investments in short-term marketable securities and $73.7 million of investments in long-term marketable securities.
      Cash and cash equivalents were $202.5 million at September 30, 2005, an increase of $9.2 million from September 30, 2004. This increase in cash and cash equivalents was primarily due to cash provided by operations of $31.1 million and $5.3 million of net proceeds from the issuance of common stock offset by net purchases of marketable securities of $17.2 million and $11.7 million used for capital additions.
      Cash provided by operations was $31.1 million for the year ended September 30, 2005, and was primarily attributable to changes in our net working capital of $23.5 million offset by our net loss of $10.1 million and adjusted for non-cash depreciation and amortization of $16.4 million and compensation expense related to common stock and options of $2.1 million. This change in working capital was primarily the result of decreased accounts receivable balances of $47.9 million and a decreased inventory balance of $23.9 million. The decrease in accounts receivable is a result of our strong collection efforts through fiscal year 2005, and a reduced level of business. The decrease in inventory is a result of our continued focus of inventory management and is also reflective of decreased balances of deferred inventory located at customer sites waiting for acceptance. Other changes in working capital included decreased accounts payable levels of $14.2 million primarily as a result of lower inventory purchases, decreased deferred revenue of $12.7 million due principally to the reduced level of business, decreased accrued compensation and benefits of $9.8 million resulting from payments for variable compensation plans, and decreased accrued expenses and other liabilities of $9.7 million primarily due to the $10.1 million retirement benefit paid to our former Chief Executive Officer in January 2005 under the terms of his employment agreement.

      Cash used by investing activities was $27.6 million for the year ended September 30, 2005, and is principally comprised of net purchases of marketable securities of $17.2 million and $11.7 million used for capital additions, offset by proceeds from the sale of long-lived assets of $1.3 million.
      Cash provided by financing activities was $5.3 million for the year ended September 30, 2005 from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.
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
      At September 30, 2005, we had approximately $0.7 million of letters of credit outstanding
      Our contractual obligations consist of the following (in thousands):

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$20,865	$4,471	$7,065	$3,296	$6,033
Operating leases — exited facilities	32,000	5,646	16,015	10,339	—
Purchase commitments	32,340	32,340	—	—	—
Debt	175,014	12	175,002	—	—
Interest on convertible subordinated notes	24,938	8,313	16,625	—	—

Total contractual obligations	$285,157	$50,782	$214,707	$13,635	$6,033

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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-

based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R was originally expected to be effective for the Company beginning in its third quarter of fiscal year 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for the Company as of October 1, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of fiscal year 2006. The Company expects to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although the Company is currently evaluating the provisions of SFAS 123R and its implications on its employee benefit plans, the Company believes that the adoption of this standard, based on the terms of the options outstanding at September 30, 2005, will have a material effect on its net income in fiscal year 2006. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future.
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
      Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us from the third quarter of fiscal 2001 until well into 2003. As a result of that downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. That reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Although our business became profitable during 2004, a downward trend again developed during fiscal 2005 in the semiconductor industry, and our revenues in the fiscal year just ended declined from the prior year. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability. We cannot assure you as to whether we will be able to attain the profitability we have recently achieved.
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
      Primarily in response to reduced demand for our products, during recent downturns in the semiconductor industry, we implemented cost reductions and other restructuring activities throughout our organization. These cost saving measures included several reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of our manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. Although we had net income in fiscal 2004 when the semiconductor industry rebounded, we experienced a net loss in fiscal 2005 when our sales levels begin to decline. Our failure to adequately manage our costs, in response to reduced demand for our products and services, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities could harm us because they may result in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.
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
If we do not continue to introduce new products and services that reflect advances in technology in a timely and effective manner, our products and services will become obsolete and our operating results will suffer.
      Our success is dependent on our ability to respond to the rapid rate of technological change present in the semiconductor manufacturing industry. During fiscal 2005 we introduced new products in several market segments. The success of our product development and introduction depends on our ability to:

•	accurately identify and define new market opportunities and products;

•	obtain market acceptance of our products;

•	timely innovate, develop and commercialize new technologies and applications;

•	adjust to changing market conditions;

•	differentiate our offerings from our competitors’ offerings;

•	ability to obtain intellectual property rights;

•	continue to develop a comprehensive, integrated product and service strategy;

•	properly price our products and services; and

•	design our products to high standards of manufacturability such that they meet customer requirements
      If we cannot succeed in responding in a timely manner to technological and/or market changes or if the new products that we introduce do not achieve market acceptance, we could lose our competitive position which could materially harm our business and our prospects.

The global nature of our business exposes us to multiple risks.
      For the twelve months ended September 30, 2005, approximately 48% of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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
Our business could be materially harmed if we fail to adequately integrate the operations of the businesses that we have acquired or may acquire.
      We acquired Helix effective October 26, 2005. In addition we have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:

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
      If we acquire a new business, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our operations and be dilutive to our stockholders. In periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. For example, we were required to record impairment charges on acquired intangible assets and goodwill aggregating $474.4 million in fiscal 2002. The failure to adequately address these risks could materially harm our business and financial results.

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
      We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst/ Shinko, Daifuku, Camstar, Datasweep, Intercim, IBM, Murata, Rorze, TDK and Yaskawa and other smaller, regional companies. We also endeavor to sell products to OEM manufacturers, such as Applied Materials, Novellus, KLA-Tencor and TEL, that satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.
Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.
      We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 44% of our total revenues in the fiscal year ended September 30, 2005, 39% of our total revenues in fiscal 2004, and 37% in fiscal 2003. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.
Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.
      Our customers may need several months to test and evaluate our products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. The impact of this risk can be magnified during the periods in which we introduce a number of new products, as has been the case during fiscal 2005. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its plans.
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
      Brooks believes that it has meritorious defenses to any claim that Brooks’ AutoSched product infringes the patent identified by ITI in its suit against Motorola and Freescale, and Brooks will contest any such claim. Brooks also believes that meritorious defenses exist to the claims asserted by ITI against Motorola and Freescale, and Brooks intends to cooperate fully with Motorola and Freescale in the defense of those claims. In any such matter there can be no assurance as to the outcome, and for the reasons described in the “Contingency” section of Note 19, the ITI litigation could have a material adverse effect on Brooks.
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
      We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. We do not generally have long-term supply contracts with these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event of an industry upturn these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier alters their manufacturing processes suffers a production stoppage for any reason or modifies or discontinues their products, this could result in a delay or reduction in product shipments to our customers. Any of the contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.
We are exposed to potential risks and we will continue to incur increased costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.
      We assessed the effectiveness of our internal control over financial reporting as of September 30, 2005 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than a significant deficiency. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls on an ongoing basis in fiscal 2006 for any deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.
      In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
      Recently completed and future acquisitions of companies, some of which may have operations outside the United States, may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws in the United States. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404.
Our stock price is volatile.
      The market price of our common stock has fluctuated widely. Since the beginning of fiscal year 2004 through the end of fiscal year 2005, our stock price fluctuated between a high of $27.30 per share and a low of $11.62 per share. The market price of our common stock reached a low of approximately $7.59 on April 11, 2003. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor industry or the industries upon which it depends;

•	general economic conditions;

•	political changes, hostilities or natural disasters such as hurricanes and floods;

•	low trading volume of our common stock; and

•	the number of firms making a market in our common stock.
      In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.
Provisions in our organizational documents, contracts and Convertible Subordinated Notes may make it difficult for someone to acquire control of us.
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
We will incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.
      The Financial Accounting Standards Board (FASB) issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment will result in our reporting increased operating expenses beginning for our next fiscal quarter ending December 31, 2005, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock. In fiscal 2006, we expect that the stock-based compensation cost will have a material effect on our net income as a result of the adoption of Statement 123R.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Concentration of Credit Risk
      Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of our revenues. Our top ten largest customers accounted for 44% of revenues for the fiscal year ended September 30, 2005. Our top twenty largest customers account for 56% of revenues for the fiscal year ended September 30, 2005. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses.
Interest Rate Exposure
      At September 30, 2005, we had no variable interest rate debt; accordingly, a 10% change in the effective interest rate percentage would impact interest income although it would not materially affect the consolidated results of operations or financial position.
Currency Rate Exposure
      Our foreign revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of our international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead is reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will be exposed to increased risk of currency fluctuation. Assets and liabilities of our international subsidiaries are translated at period end exchange rates. As such, foreign currency fluctuation results in increases and decreases in translated foreign currency assets and liabilities with the resulting offset being reflected in “Accumulated other comprehensive income (loss).”

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Brooks Automation, Inc.:
      We have completed an integrated audit of Brooks Automation, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
December 12, 2005

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004

	(In thousands, except share and
	per share data)
ASSETS
Current assets
Cash and cash equivalents	$202,462	$193,281
Marketable securities	121,561	62,086
Accounts receivable, net	77,555	122,889
Inventories	48,434	71,614
Current assets from discontinued operations	55	1,403
Prepaid expenses and other current assets	16,022	9,862

Total current assets	466,089	461,135
Property, plant and equipment, net	54,165	58,507
Long-term marketable securities	32,935	73,743
Goodwill	62,094	62,034
Intangible assets, net	3,828	6,929
Non-current assets from discontinued operations	—	303
Other assets	4,969	8,388

Total assets	$624,080	$671,039

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12	$11
Accounts payable	30,820	44,771
Deferred revenue	22,143	34,476
Accrued warranty and retrofit costs	9,782	11,946
Accrued compensation and benefits	15,886	25,626
Accrued retirement benefit	—	9,899
Accrued restructuring costs	12,171	6,654
Accrued income taxes payable	17,331	16,015
Current liabilities from discontinued operations	399	674
Accrued expenses and other current liabilities	16,551	16,926

Total current liabilities	125,095	166,998
Long-term debt	175,002	175,014
Accrued long-term restructuring	10,959	13,536
Other long-term liabilities	2,129	1,678

Total liabilities	313,185	357,226

Commitments and contingencies (Note 19)
Minority interests	1,060	918

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 0 and one share issued and outstanding at September 30, 2005 and 2004, respectively	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 45,434,709 and 44,691,844 shares issued and outstanding at September 30, 2005 and 2004, respectively	454	447
Additional paid-in capital	1,244,184	1,233,526
Deferred compensation	(3,291)	(24)
Accumulated other comprehensive income	11,958	12,359
Accumulated deficit	(943,470)	(933,413)

Total stockholders’ equity	309,835	312,895

Total liabilities, minority interests and stockholders’ equity	$624,080	$671,039

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except per share data)
Revenues
Product	$338,072	$402,252	$225,442
Services	125,674	132,801	114,650

Total revenues	463,746	535,053	340,092

Cost of revenues
Product	236,534	242,027	167,753
Services	64,410	90,233	69,541

Total cost of revenues	300,944	332,260	237,294

Gross profit	162,802	202,793	102,798

Operating expenses
Research and development	62,771	65,821	71,638
Selling, general and administrative	83,152	87,074	95,598
Amortization of acquired intangible assets	3,100	3,663	4,654
Goodwill impairment charge	—	—	39,951
Restructuring charges	16,542	5,356	46,257

Total operating expenses	165,565	161,914	258,098

Income (loss) from continuing operations	(2,763)	40,879	(155,300)
Interest income	9,284	4,984	4,067
Interest expense	9,469	9,492	10,042
Other (income) expense, net	(1,752)	911	16,267

Income (loss) from continuing operations before income taxes and minority interests	(1,196)	35,460	(177,542)
Income tax provision	5,204	8,053	4,906

Income (loss) from continuing operations before minority interests	(6,400)	27,407	(182,448)
Minority interests in income of consolidated subsidiary	141	211	214

Income (loss) from continuing operations	(6,541)	27,196	(182,662)
Discontinued operations:
Loss from operations	(3,492)	(9,475)	(3,098)
Loss on disposal	(24)	—	—

Loss from discontinued operations, net of income taxes	(3,516)	(9,475)	(3,098)

Net income (loss)	$(10,057)	$17,721	$(185,760)

Basic income (loss) per share from continuing operations	$(0.15)	$0.63	$(4.97)
Basic income (loss) per share from discontinued operations	(0.08)	(0.22)	(0.08)

Basic income (loss) per share	$(0.22)	$0.41	$(5.05)

Diluted income (loss) per share from continuing operations	$(0.15)	$0.63	$(4.97)
Diluted income (loss) per share from discontinued operations	(0.08)	(0.22)	(0.08)

Diluted income (loss) per share	$(0.22)	$0.41	$(5.05)

Shares used in computing earnings (loss) per share
Basic	44,919	43,006	36,774
Diluted	44,919	43,469	36,774
The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional			Comprehensive		Total
	Stock	Stock at	Paid-In	Deferred	Comprehensive	Income	Accumulated	Stockholders’
	Shares	Par Value	Capital	Compensation	Income (Loss)	(Loss)	Deficit	Equity

	(In thousands, except share data)
Balance September 30, 2002	36,199,333	$362	$1,094,726	$(13,421)		$(8,058)	$(765,374)	$308,235
Shares issued under stock option and purchase plans	545,172	6	6,128					6,134
Common stock issued in acquisitions	521,676	5	5,257					5,262
Deferred compensation			(3,896)	3,896				—
Amortization of deferred compensation				8,511				8,511
Comprehensive income (loss):
Net loss					$(185,760)		(185,760)	(185,760)
Currency translation adjustments					10,625	10,625		10,625
Unrealized gain on marketable securities					544	544		544
Unrealized gain on investment in Shinsung					9,279	9,279		9,279

Comprehensive loss					$(165,312)

Balance September 30, 2003	37,266,181	373	1,102,215	(1,014)		12,390	(951,134)	162,830
Shares issued under stock option and purchase plans	487,161	5	5,917					5,922
Common stock offering	6,900,000	69	124,213					124,282
Common stock issued in acquisitions	38,502	—	1,181					1,181
Amortization of deferred compensation				990				990
Comprehensive income (loss):
Net income					$17,721		17,721	17,721
Currency translation adjustments					928	928		928
Unrealized loss on marketable securities					(959)	(959)		(959)

Comprehensive income					$17,690

Balance September 30, 2004	44,691,844	447	1,233,526	(24)		12,359	(933,413)	312,895
Shares issued under stock option and purchase plans	708,432	7	5,306					5,313
Common stock issued in acquisitions	34,433	—	628					628
Deferred compensation			4,724	(4,724)				—
Amortization of deferred compensation				1,457				1,457
Comprehensive income (loss):
Net loss					$(10,057)		(10,057)	(10,057)
Currency translation adjustments					353	353		353
Unrealized loss on marketable securities					(754)	(754)		(754)

Comprehensive loss					$(10,458)

Balance September 30, 2005	45,434,709	$454	$1,244,184	$(3,291)		$11,958	$(943,470)	$309,835

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(10,057)	$17,721	$(185,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,351	17,541	30,972
Impairment of assets	—	7,421	46,012
Stock-based compensation	2,085	1,762	9,365
Premium (discount) on marketable securities	(1,936)	—	—
Impairment/loss on disposal of Shinsung	—	—	14,568
Amortization of debt issuance costs	839	839	839
Minority interests	141	211	214
Loss on disposal of long-lived assets	178	505	4,870
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	47,922	(53,960)	20,191
Inventories	23,933	(17,744)	25,468
Prepaid expenses and other assets	(3,048)	8,376	(2,035)
Accounts payable	(14,202)	17,967	(3,960)
Deferred revenue	(12,718)	(91)	7,383
Accrued warranty and retrofit costs	(2,104)	231	(6,813)
Accrued compensation and benefits	(9,847)	10,621	(3,961)
Accrued restructuring costs	3,300	(9,123)	(4,454)
Accrued expenses and other liabilities	(9,723)	6,578	(1,229)

Net cash provided by (used in) operating activities	31,114	8,855	(48,330)

Cash flows from investing activities
Purchases of property, plant and equipment	(11,704)	(8,203)	(13,810)
Acquisition of businesses, net of cash acquired	—	—	400
Proceeds from sale of business line	—	—	550
Purchases of marketable securities	(635,683)	(231,687)	(74,878)
Sale/maturity of marketable securities	618,453	169,141	121,729
Proceeds from sale of long-lived assets	1,294	—	8,420
Decrease in other assets	—	—	1,182

Net cash provided by (used in) investing activities	(27,640)	(70,749)	43,593

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	153
Payments of long-term debt	(11)	(98)	(119)
Proceeds from issuance of common stock, net of issuance costs	5,313	130,203	6,134

Net cash provided by financing activities	5,302	130,105	6,168

Effects of exchange rate changes on cash and cash equivalents	405	71	(1,729)

Net increase (decrease) in cash and cash equivalents	9,181	68,282	(298)
Cash and cash equivalents, beginning of year	193,281	124,999	125,297

Cash and cash equivalents, end of year	$202,462	$193,281	$124,999

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,603	$8,653	$9,200
Cash paid during the year for income taxes, net of refunds	$3,696	$2,237	$6,100
The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
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
      In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS have ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (see Note 20).

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include bad debts, inventories, intangible assets, goodwill, deferred income taxes and warranty obligations. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Foreign Currency Translation
      Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction gains (losses) included in income (loss) before income taxes and minority interest totaled $0.4 million, $(0.4) million and $(1.6) million for the years ended September 30, 2005, 2004 and 2003, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income (loss)”. Foreign currency translation adjustments are one of the components added to the Company’s net income (loss) in the calculation of comprehensive net income (loss).

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2005 and 2004, cash equivalents were $111.3 million and $88.8 million, respectively. Cash equivalents are held at fair value.

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Intangible Assets and Goodwill
      Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the estimated economic life of the patents. As of September 30, 2005 and 2004, the net book value of the Company’s patents was $0.2 million and $0.3 million, respectively.
      Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses the Company acquired. The Company performs an annual impairment test of its goodwill as required under the provisions of FAS 142 on September 30 of each fiscal year unless interim indicators of impairment exist (see Note 6).
      The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	3 – 5 years
Completed technology	2 – 10 years
License agreements	5 years
Trademarks and trade names	3 – 5 years
Non-competition agreements	3 – 5 years
Customer relationships	4 – 7 years

Revenue Recognition
      Product revenues are associated with the sale of hardware systems and components as well as software licenses. Service revenues are associated with hardware-related field service, training, software maintenance and software-related consulting and integration services.
      Revenue from product sales that do not include significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. In the limited situations where the arrangement contains extended payment terms, revenue is recognized as the payments become due. Shipping terms are customarily FOB shipping point. Amounts charged to customers for costs incurred for shipping and handling and reimbursable expenses are included in revenues with the corresponding cost recorded in cost of revenues. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For tailored software contracts, we provide significant consulting services to tailor the software to the customer’s environment. If we are able to reasonably estimate the level of effort and related costs to complete the contract, we recognize revenue using the percentage-of-completion method, which compares costs incurred to total estimated project costs. Revisions in revenue and cost estimates are recorded in the period in which the facts that require such revisions become known. If our ability to complete the tailored software is uncertain or if we cannot reasonably estimate the level of effort and related costs, completed contract accounting is applied. Losses, if any, are provided for in the period in which such losses are first identified by management. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. For maintenance contracts, service revenue is deferred based on vendor specific objective evidence of its fair value and is recognized ratably over the term of the maintenance contract. Deferred revenue primarily relates to services and maintenance agreements and billings in excess of revenue recognized on long term contracts accounted for using the percentage-of-completion method and contracts awaiting final customer acceptance.
      In transactions that include multiple products and/ or services, such as tailored software arrangements, described above, or software sales with post-contract support, we allocate the sales value among each of the elements based on their relative fair values and recognize such revenue when each element is delivered. If these relative fair values are not known, the Company uses the residual method to recognize revenue from arrangements with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exist. Under the residual method, the fair value of any the undelivered elements at the date of delivery, such as post-contract support, are deferred and the remaining portion of the total arrangement fee is recognized as revenue. The Company determines fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers.

Warranty
      The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims.

Research and Development Expenses
      Research and development costs are charged to expense when incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products, typically three years. The Company did not capitalize any such costs during fiscal 2005, 2004 or 2003.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,

	2005	2004	2003

Risk-free interest rate	3.3% - 4.0%	2.6% - 3.3%	2.2% - 2.7%
Volatility	65%	60%	82%
Expected life (years)	4.0	4.0	4.0
Dividend yield	0%	0%	0%
      The fair value of each employee stock purchase right was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,

	2005	2004	2003

Risk-free interest rate	3.2%	1.6%	1.3%
Volatility	39%	55%	75%
Expected life	6 months	6 months	6 months
Dividend yield	0%	0%	0%

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Year Ended September 30,

	2005	2004	2003

Net income (loss), as reported	$(10,057)	$17,721	$(185,760)
Add stock-based employee compensation expense included in reported net income (loss)	1,457	990	8,511
Deduct pro forma stock-based compensation expense	32,636	30,148	23,432

Pro forma net loss	$(41,236)	$(11,437)	$(200,681)

Earnings (loss) per share
Basic earnings (loss) per share, as reported	$(0.22)	$0.41	$(5.05)

Diluted earnings (loss) per share, as reported	$(0.22)	$0.41	$(5.05)

Basic loss per share, pro forma	$(0.92)	$(0.27)	$(5.46)

Diluted loss per share, pro forma	$(0.92)	$(0.27)	$(5.46)

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

Fair Value of Financial Instruments
      The Company’s financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at September 30, 2005 and 2004. The Company’s financial instruments also include its convertible notes. At September 30, 2005, the estimated fair value of the Company’s convertible notes was approximately $169.3 million compared to the carrying value of $175.0 mil-

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lion. The estimated fair value of the convertible notes is based on the quoted market price of the convertible notes on September 30, 2005.

Reclassifications
      Certain reclassifications have been made in the 2004 and 2003 Consolidated Financial Statements to conform to the 2005 presentation.

Recent Accounting Pronouncements
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R was originally expected to be effective for the Company beginning in its third quarter of fiscal year 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for the Company as of October 1, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of fiscal year 2006. The Company expects to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although the Company is currently evaluating the provisions of SFAS 123R and its implications on its employee benefit plans, the Company believes that the adoption of this standard, based on the terms of the options outstanding at September 30, 2005, will have a material effect on its net income in fiscal year 2006. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future.
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Business Acquisitions
Purchase Transaction
      The following transaction was accounted for as purchase transaction under FAS 141. Common stock issued as consideration for this transaction was valued at the average closing price of the Company’s common stock for two days before and the day of the acquisition, which coincided with the announcement date of this acquisition. The excess of purchase price over fair value of net assets acquired is allocated to goodwill. Pro forma results of operations are not presented as the amounts are not material compared to the Company’s historical results.

Microtool, Inc.
      On October 9, 2002, the Company acquired Microtool, Inc. (“Microtool”), a Colorado Springs, Colorado company that provides service diagnostics for the 200mm and 300mm equipment markets. The acquisition of Microtool provides the Company with additional software and services offerings. In consideration, the Company paid $0.5 million cash and issued 170,001 shares of its common stock with a value of $1.7 million, or $9.74 per share. The Company had reserved an additional 19,999 shares to be issued conditionally upon adjustments for finalization of the net tangible assets acquired from the selling stockholders; these shares, valued at $0.2 million, or $9.99 per share, were issued on February 6, 2003. The following table summarizes this transaction (in thousands):

Microtool

Consideration:
Cash	$500
Common stock	1,856
Transactions costs	202

Total consideration	2,558
Fair value of net tangible assets acquired	545

Excess of consideration over fair value of net assets acquired allocated to goodwill	$2,013

4.	Marketable Securities
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of marketable securities, including accrued interest receivable, as of September 30, 2005 and 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
September 30, 2005:
U.S. Treasury securities and obligations of U.S. government agencies	$108,083	$1	$545	$107,539
U.S. corporate securities	29,428	12	240	29,200
Mortgage-backed securities	5,004	—	108	4,896
Other debt securities	13,140	—	279	12,861

	$155,655	$13	$1,172	$154,496

September 30, 2004:
U.S. Treasury securities and obligations of U.S. government agencies	$62,243	$—	$169	$62,074
U.S. corporate securities	44,097	102	158	44,041
Mortgage-backed securities	7,957	—	53	7,904
Other debt securities	21,937	4	131	21,810

	$136,234	$106	$511	$135,829

      Gross realized gains and losses realized on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003 are as follows:

	Year Ended
	September 30,

	2005	2004	2003

Gross realized gains	$—	$148	$877
Gross realized losses	—	111	67

Net realized gains	$—	$37	$810

      Since April 2004, the Company has held its available-for-sale marketable securities until maturity and, as such, has not incurred any realized gains or losses for the year ended September 30, 2005.
      The fair value of the marketable securities at September 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Fair Value

(In thousands)
Due in one year or less	$121,561
Due after one year through five years	22,574
Due after five years through ten years	3,358
Due after ten years	7,003

$154,496

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment
      Property, plant and equipment as of September 30, 2005 and 2004 were as follows:

	September 30,

	2005	2004

	(In thousands)
Buildings and land	$40,019	$39,874
Computer equipment and software	62,190	62,824
Machinery and equipment	27,572	27,145
Furniture and fixtures	12,471	14,633
Leasehold improvements	16,093	26,147
Construction in progress	2,682	3,005

	161,027	173,628
Less accumulated depreciation and amortization	(106,862)	(115,121)

Property, plant and equipment, net	$54,165	$58,507

      Depreciation expense was $13.3 million, $13.8 million and $25.5 million for the years ended September 30, 2005, 2004 and 2003, respectively.
      In the fourth quarter of fiscal 2005, the Company accelerated the depreciation on its existing Customer Relations Management system which will be phased out by December 31, 2005. The impact of this accelerated depreciation was $1.3 million during the fourth quarter of fiscal 2005.
      In fiscal 2003, the Company identified certain facilities that it would be exiting early as a part of its restructuring plan and therefore no longer expected to utilize these assets, including certain equipment and leasehold improvements, to their full estimated life. As such, the Company accelerated the depreciation of these assets to conform to the new estimated life in accordance with the Company’s plan of vacating these facilities and in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The impact of the accelerated depreciation on the fiscal year resulted in the recognition of an incremental $9.4 million of depreciation expense. In addition, in fiscal 2003, the Company recorded an impairment charge of $6.1 million related to capitalized costs of an abandoned internal systems application infrastructure program.

6.	Goodwill and Intangible Assets
      The Company performs an annual impairment test of its goodwill as required under the provisions of FAS 142 on September 30 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology. Discounted cash flows are based on the businesses’ strategic plans and management’s best estimate of revenue growth and gross profit by each reporting unit. In the fourth quarter of fiscal year 2005, the Company’s equipment automation and factory automation segments were combined into the hardware segment, which reflects how management now evaluates its business (see Note 16).
      In fiscal 2003, the semiconductor industry downturn continued, although prior to the fourth quarter of fiscal 2003, there were no interim indicators of impairment as the market indicated the recovery of the semiconductor industry. The Company performed its annual impairment test under FAS 142 as of September 30, 2003 using the present value of expected future cash flows. During this process detailed estimates of revenue and expense were developed for each of the Company’s segments and as a whole based

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on internal as well as external market forecasts. Based on this analysis, the Company determined that the implied fair value of the former factory automation hardware segment’s goodwill was less than its book value and therefore recorded a charge of $40.0 million to write-down the value of this goodwill.
      In fiscal 2004, in connection with a third party letter of intent to purchase the assets of the SELS, which made up the Company’s “Other” segment, the Company assessed the potential impairment of goodwill for this segment (See Note 20). The Company considered the offer in the letter of intent as an indication of fair value. Based on its analysis, the Company determined that the implied fair value of the then “Other” segment’s goodwill was $7.4 million less than its book value and therefore recorded a charge to write-down the value of this goodwill in the fourth quarter, which has been recorded as a component of the loss from discontinued operations for fiscal year 2004. As there were no interim indicators of potential impairment of goodwill in the Company’s other segments, the Company performed its annual impairment test under FAS 142 in the fourth quarter of fiscal 2004 using the present value of expected cash flows. During this process detailed estimates of revenue and expense were developed for the segments based on internal as well as external market forecasts. The Company’s analysis indicated no impairment of the goodwill in these segments.
      In fiscal 2005, the Company performed its annual impairment test for goodwill and determined that no adjustment to goodwill was necessary.
      The changes in the carrying amount of goodwill by segment for the years ended September 30, 2005 and 2004 are as follows (in thousands):

	Hardware	Software	Total

Balance at September 30, 2003	$25,419	$36,954	$62,373
Adjustments to goodwill:
Purchase accounting adjustments on prior period acquisitions	(400)	(26)	(426)
Foreign currency translation	1	86	87

Balance at September 30, 2004	25,020	37,014	62,034
Adjustments to goodwill:
Foreign currency translation	—	60	60

Balance at September 30, 2005	$25,020	$37,074	$62,094

      Purchase accounting adjustments of $0.4 million for fiscal 2004 represents adjustments resulting from the finalization of purchase price for a historical acquisition.
      Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2005			September 30, 2004

		Accumulated	Net book		Accumulated	Net book
	Cost	Amortization	value	Cost	Amortization	Value

Patents	$7,179	$6,934	$245	$7,179	$6,839	$340
Completed technology	30,385	29,120	1,265	30,385	26,824	3,561
License agreements	305	305	—	305	305	—
Trademark and trade names	2,532	2,336	196	2,532	2,193	339
Non-competition agreements	1,726	1,716	10	1,726	1,688	38
Customer relationships	6,517	4,405	2,112	6,517	3,866	2,651

	$48,644	$44,816	$3,828	$48,644	$41,715	$6,929

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Ratable amortization expense for intangible assets was $3.1 million, $3.7 million and $4.7 million for the years ended September 30, 2005, 2004 and 2003, respectively.
      Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2005 is as follows (in thousands):

Year ended September 30,
2006	$1,818
2007	$770
2008	$659
2009	$581
Thereafter	$—

7.	Earnings (Loss) Per Share
      Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,

	2005	2004	2003

Net income (loss)	$(10,057)	$17,721	$(185,760)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	44,919	43,006	36,774
Dilutive common stock options	—	463	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	44,919	43,469	36,774

Basic earnings (loss) per share	$(0.22)	$0.41	$(5.05)

Diluted earnings (loss) per share	$(0.22)	$0.41	$(5.05)

      Approximately 5,578,000, 5,038,000 and 6,538,000 options to purchase common stock and 232,000, 0 and 0 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the years ended September 30, 2005, 2004 and 2003, respectively, as their effect would be anti-dilutive. The 5,038,000 options for the year ended September 30, 2004 had an exercise price greater than the average market price of the common stock. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for all years presented as the effect of conversion would be anti-dilutive. These options, restricted stock awards and conversions could, however, become dilutive in future periods.

8.	Investment in Shinsung
      As a result of the acquisition of PRI Automation, Inc. (“PRI”), the Company acquired PRI’s minority investment in Shinsung Engineering Co., Ltd. (“Shinsung”), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. At the time of the Company’s acquisition of PRI on May 14, 2002, the fair market values of the Shinsung common shares and warrants were $10.7 million and $12.0 million, respectively. In December 2002, the Company received an offer from Shinsung, and on January 27, 2003, concluded the sale to Shinsung of the warrants for $0.5 million. As a result, the Company recorded an impairment charge of $11.6 million. In March 2003, the Company sold the Shinsung common shares for $7.7 million, net of transaction costs, incurring a $3.0 million net loss on the sale of the common shares. Both the impairment charge and the net loss on the sale of the common shares have been included in

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Other (income) expense” in the Company’s Consolidated Statements of Operations for the year ended September 30, 2003.

9.	Income Taxes
      The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Current:
State	$6	$6	$6
Foreign	5,198	8,047	4,900

	5,204	8,053	4,906

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$5,204	$8,053	$4,906

      The components of income (loss) from continuing operations before income taxes and minority interests, are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Domestic	$(5,460)	$13,882	$(144,860)
Foreign	4,264	21,578	(32,682)

	$(1,196)	$35,460	$(177,542)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Income tax provision (benefit) computed at federal statutory rate	$(419)	$12,411	$(62,140)
State income taxes, net of federal benefit	(612)	676	(3,200)
Research and development tax credits	—	(1,079)	(1,007)
Foreign sales corporation/ETI tax benefit	(357)	(621)	—
Foreign income taxed at different rates	2,035	(3,090)	4,419
Dividends	3,531	223	359
Change in deferred tax asset valuation allowance	(1,565)	(5,252)	47,864
Permanent differences	236	264	(1,743)
Deferred compensation	502	331	2,887
Nondeductible amortization of goodwill	—	—	10,337
Withholding taxes	3,328	3,895	3,099
Foreign taxes deducted	(1,475)	—	—
Other	—	295	4,031

Income tax provision	$5,204	$8,053	$4,906

      The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.
      The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Reserves not currently deductible	$25,630	$37,874	$48,019
Federal, state and foreign tax credits	13,546	29,334	25,812
Capitalized research and development	—	—	573
Depreciation and amortization	35,769	40,215	41,408
Net operating loss carryforwards	165,171	164,582	162,571

Deferred tax assets	240,116	272,005	278,383

Other liabilities	2,054	2,927	4,053

Deferred tax liability	2,054	2,927	4,053

Valuation allowance	238,062	269,078	274,330

Net deferred tax assets	$—	$—	$—

      As a result of recognizing an operating loss during the years ended September 30, 2003 and September 30, 2005, and the continuing uncertainty in the semiconductor sector, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized and has maintained a full valuation allowance against its net deferred tax assets from continuing operations at September 30, 2005, 2004 and 2003. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If the Company generates

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.
      The approximate $31.0 million decrease in the valuation allowance at September 30, 2005 compared to September 30, 2004 is principally due to expiring tax credits and changes in state and foreign tax rates.
      As of September 30, 2005, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $681.3 million and federal and state research and development tax credit carryforwards of approximately $13.5 million available to reduce future tax liabilities, which expire at various dates through 2025.

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
      At September 30, 2005, the Company had $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
      Debt consists of the following (in thousands):

	September 30,

	2005	2004

Convertible subordinated notes at 4.75%, due on June 1, 2008	$175,000	$175,000
Other	14	25

	175,014	175,025
Less current portion	12	11

Long-term debt	$175,002	$175,014

      The Company’s debt repayments are due as follows (in thousands):

Year ended September 30,
2006	$12
2007	2
2008	175,000

$175,014

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Postretirement Benefits
      The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.
      As part of its cost reduction initiatives, the Company discontinued its matching contribution to the employee defined contribution plans during fiscal 2001. Accordingly, the Company did not record any expense for worldwide defined contribution plans for the years ended September 30, 2003. This matching contribution was reinstated in April 2004. The Company’s contribution expense for worldwide defined contribution plans was $1.9 million and $0.9 million for the years ended September 30, 2005 and 2004, respectively.
      The Company had an accrual of $9.9 million related to the retirement benefit to be paid to its former Chief Executive Officer under the terms of his employment agreement as of September 30, 2004. The amount payable was earned over time and due upon his retirement. In accordance with his employment contract, the full retirement benefit as determined by the employment agreement of $10.1 million was paid in January 2005.

13.	Stockholders’ Equity and Convertible Redeemable Preferred Stock

Preferred Stock
      At September 30, 2005 and 2004 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares and one share was issued and outstanding at September 30, 2005 and 2004, respectively. The outstanding share of preferred stock was issued in connection with the Company’s acquisition of PRI and relates to PRI’s former Canadian exchangeable shareholders and was redeemed in 2005. The right for the holder of the preferred share was the same in all material respects to those of a holder of common stock. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

Rights Distribution
      Brooks is a party to a rights agreement between itself and EquiServe Trust Company, N.A. Pursuant to this agreement, Brooks declared a dividend to its stockholders as of August 12, 1997 of the right to initially purchase Brooks common stock or 1/1,000 of a share of Series A Junior Participating Preferred Stock. The preferred stock purchase rights are attached to the shares of Brooks common stock until a triggering event occurs. The preferred stock purchase rights are triggered by the acquisition by a person or group, an “acquiring person” as defined in the rights agreement, other than Brooks or any of Brooks’ subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of Brooks common stock. In such event, the holder of a preferred stock purchase right paying the exercise price would be able to purchase, instead of a fraction of a share of Series A Junior Participating Preferred Stock, a number of shares of Brooks common stock having a market value equal to twice the exercise price. In the event of specified mergers and similar transactions involving Brooks, shares of the other party to the transaction or its parent could be purchased at half of the market price of such shares by the holders of the preferred stock purchase rights. The preferred stock purchase rights are redeemable in whole, but not in part, by Brooks for $0.001 per right and expire July 31, 2007. Subject to restrictions, the preferred stock purchase rights may be exchanged for one share of Brooks common stock upon election by Brooks’ board of directors. An “acquiring person” would not be permitted to exercise a preferred stock purchase right. The intended effect of the rights agreement is to deter any person or group from becoming an “acquiring person” without negotiating the acquisition with Brooks’ board of directors.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock Plans

2000 Equity Incentive Stock Option Plan
      The purposes of the 2000 Equity Incentive Stock Option Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) the issuance of stock appreciation rights, performance shares and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 6,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 2,578,488 shares are outstanding and 3,053,686 shares remain available for grant as of September 30, 2005.
      During the year ended September 30, 2005, the Company issued 288,000 shares of restricted stock or units under the 2000 Equity Incentive Stock Option Plan, net of cancellations. These restricted stock awards have graded vesting over periods ranging from two to three years. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee. The Company has calculated the deferred compensation expense of all restricted stock awards granted in fiscal 2005 to be $4.7 million and has recorded compensation expense of $1.5 million related to the vesting of these awards for the year ended September 30, 2005. The weighted average fair value of restricted awards outstanding at September 30, 2005 was $16.48 per share.

1998 Employee Equity Incentive Plan
      The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. In order to align the 1998 Plan with its current practices, in January 2000, the Board of Directors amended the 1998 Plan to eliminate the Company’s ability to award nonqualified stock options with exercise prices at less than fair market value. On February 26, 2003 the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited option. From February 26, 2003 through September 30, 2005, 1,379,400 options were forfeited due to employee terminations. A total of 1,989,149 options are outstanding and 313,032 shares remain available for grant under the 1998 Plan as of September 30, 2005.

1993 Non-Employee Director Stock Option Plan
      The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. Each director who is not an employee of the Company or any of its subsidiaries is eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director receives an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
granted under the Directors Plan generally vest over a period of five years and generally expire ten years from the date of grant. A total of 225,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2005.

1992 Combination Stock Option Plan
      Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total 222,152 options are outstanding and no shares remain available for grant under the 1992 Plan as of September 30, 2005.

Stock Options of Acquired Companies
      In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, 6,382,329 options to purchase PRI common stock were outstanding and converted into 3,319,103 options to purchase the Company’s Common Stock. There were options to purchase 188,533 shares outstanding at September 30, 2005. The Company does not intend to issue any additional options under the PRI stock option plan.
      In connection with other acquisitions, the Company assumed the outstanding options of multiple stock option plans. There were options to purchase 2,032 shares outstanding at September 30, 2005. The Company does not intend to issue any additional options under these stock option plans.

Stock Option Activity
      Aggregate stock option activity for all the above plans for the years ended September 30, 2005, 2004 and 2003 is as follows:

	Year Ended September 30,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	5,709,626	$25.43	4,639,910	$28.93	9,019,022	$34.62
Granted	652,250	$16.38	2,486,159	$23.84	980,800	$12.14
Exercised	(179,694)	$12.77	(157,730)	$15.51	(185,167)	$14.09
Canceled	(976,828)	$29.77	(1,258,713)	$36.95	(5,174,745)	$35.83

Options outstanding at end of year	5,205,354	$23.92	5,709,626	$25.43	4,639,910	$28.93

Options exercisable at end of year	4,120,400	$25.83	3,234,428	$27.75	2,522,030	$34.00

Weighted average fair value of options granted during the year		$8.19		$10.65		$7.28
Options available for future grant	3,366,718

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding

		Weighted-
		Average		Options Exercisable
		Remaining
		Contractual	Weighted-		Weighted-
Range of		Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 3.62 - $ 12.50	559,264	4.31	$10.37	363,064	$10.28
$ 12.69 - $ 16.60	538,577	5.15	$14.19	208,479	$13.74
$ 16.99 - $ 20.33	583,056	5.29	$18.05	214,568	$18.75
$ 20.42 - $ 24.02	288,409	5.46	$22.84	141,636	$22.99
$ 24.30 - $ 24.30	1,607,157	4.08	$24.30	1,589,246	$24.30
$ 24.91 - $ 25.22	557,350	3.08	$25.21	557,350	$25.21
$ 25.48 - $ 34.13	530,422	3.06	$28.96	527,938	$28.94
$ 34.29 - $ 54.00	486,308	3.06	$40.45	463,308	$40.58
$ 54.56 - $123.56	28,291	2.22	$78.43	28,291	$78.43
$134.74 - $155.77	26,520	0.45	$135.15	26,520	$135.15

$ 3.62 - $155.77	5,205,354	4.09	$23.92	4,120,400	$25.83

1995 Employee Stock Purchase Plan
      On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 2,250,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2005, 1,341,541 shares of common stock have been purchased under the 1995 Plan and 908,459 remain available for purchase.

15.	Acquisition-Related and Restructuring Costs and Accruals

Fiscal 2005 Activities
      The Company recorded a charge to continuing operations of $16.5 million in the year ended September 30, 2005 for restructuring costs. The Company also recorded a charge of $1.0 million in the year ended September 30, 2005 related to the discontinued SELS division, which is included in the loss from discontinued operations.

Restructuring Costs
      Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2005 plans to take additional cost reduction actions. Accordingly, charges of $17.5 million, of which $1.0 million related to, and is classified within discontinued operations, were recorded for these actions. Of this amount, $14.3 million related to workforce reductions of approximately 270 employees world wide, across all functions of the business and $3.2 million related to excess facilities. Of the $3.2 million of facilities charges, $1.5 million represents an additional accrual on a previous vacated facility due to a longer period than initially estimated to sub-lease the facility. Workforce reduction charges included $4.3 million for headcount reduction

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of approximately 100 individuals associated with our software segment, $3.6 million for reductions of approximately 65 employees in our Jena, Germany facility and $6.4 million related to various other actions undertaken in fiscal 2005. Excess facility charges consist of the present value of remaining lease obligations on facilities vacated in fiscal 2005. The accruals for workforce reductions are expected to be paid over the fiscal year 2006 and the facilities accruals over the respective lease terms extending through 2011. The Company estimates that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions will be approximately $23.0 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these actions yield equivalent actual cash savings within twelve months.
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

Restructuring Costs
      Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2004 several plans to take additional cost reduction actions. Accordingly, charges of $5.3 million were recorded for these actions. Of this amount, $3.9 million related to workforce reductions of approximately 60 employees world wide, across all functions of the business and $1.4 million related to excess facilities. Excess facilities charges of $1.4 million consisted of $0.2 million for excess facilities identified in fiscal 2004 that were recorded to recognize the amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. Final exit costs for facilities abandoned in previous restructurings amounted to $0.7 million. The remaining $0.5 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. The Company believes that the cost reduction programs implemented will align costs with revenues. In the event the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future. The facilities charges are expected to be paid over the remaining lease periods, expiring in fiscal 2011. These charges helped better align the Company’s cost structure. The Company estimates that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions will be approximately $5.6 million annually. The impact of these cost reductions on the Company’s liquidity is not significant, as these actions yield equivalent actual cash savings within twelve months.

Fiscal 2003 Activities
      The Company recorded a charge to operations of $46.3 million in the year ended September 30, 2003 of which $6.2 million related to acquisitions, $6.1 million related to the write-off of capitalized costs related to cancelled internal application infrastructure programs, $39.8 million of restructuring costs and $5.8 million of restructuring reversals.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Costs
      The $6.2 million related to acquisitions is comprised of the $3.2 million loss on the disposition of the Brooks Switzerland subsidiary, associated legal costs of $0.5 million and $2.5 million of legal, relocation and consulting costs to integrate and consolidate acquired entities into existing Brooks entities.

Restructuring Costs
      Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2003 several plans to take additional and significant cost reduction actions. Accordingly, charges of $45.9 million were recorded for these actions. Of this amount, $27.0 million related to workforce reductions of approximately 1,000 employees world wide, across all functions of the business, $12.8 million related to excess facilities and $6.1 million related to the write-off of capitalized costs of cancelled internal systems application infrastructure programs. Excess facilities charges of $12.8 million consisted of $2.7 million for excess facilities identified in fiscal 2003 that were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals. These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. The remaining $10.1 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. These charges helped better align the Company’s cost structure. The Company estimates that salary and benefit savings across all expense categories as a result of these actions were approximately $42.0 million annually. The impact of these cost reduction activities on the Company’s liquidity was not significant, as these actions yield equivalent actual cash savings within twelve months. The Company estimates annual facilities savings of approximately $3.0 million principally within the Company’s cost of sales as a result of these actions.
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
      The activity related to the Company’s restructuring accruals is below, which includes activity related to our discontinued SELS division (in thousands):

	Fiscal 2005 Activity

	Balance					Balance
	September 30,					September 30,
	2004	Expense	Adjustments	Reversals	Utilization	2005

Facilities	$17,730	$1,680	$1,542	$—	$(5,907)	$15,045
Workforce-related	2,460	14,451	—	(184)	(8,298)	8,429

	$20,190	$16,131	$1,542	$(184)	$(14,205)	$23,474

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2004 Activity

	Balance					Balance
	September 30,					September 30,
	2003	Expense	Adjustments	Reversals	Utilization	2004

Facilities	$24,312	$192	$1,216	$—	$(7,990)	$17,730
Workforce-related	4,955	3,922	—	—	(6,417)	2,460

	$29,267	$4,114	$1,216	$—	$(14,407)	$20,190

	Fiscal 2003 Activity

	Balance					Balance
	September 30,					September 30,
	2002	Expense	Adjustments	Reversals	Utilization	2003

Facilities	$18,977	$2,754	$10,054	$—	$(7,473)	$24,312
Workforce-related	13,480	27,029	—	(4,658)	(30,896)	4,955
Other	1,329	—	—	(1,170)	(159)	—

	$33,786	$29,783	$10,054	$(5,828)	$(38,528)	$29,267

16.	Segment and Geographic Information
      The Company has two reportable segments: hardware and software. In the fourth quarter of fiscal year 2005, the Company’s equipment automation and factory automation segments were combined into the hardware segment, which reflects how management now evaluates its business. Prior year amounts have been reclassified to conform to the current year presentation.
      The hardware segment provides wafer handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The products offered by the Company include vacuum and atmospheric systems and robots and related components. Also offered are assembly and manufacturing of customer designed automation systems, or contract automation systems. The primary customers for these solutions are manufacturers of process tool equipment. Additionally, hardware is also provided directly to fabs including automated material handling systems, or AMHS, that use overhead monorail systems and overhead hoist vehicles to store, transport and manage the movement of material throughout the fab. Other hardware products include equipment for lithography automation that manage the storage, inspection and transport of photomasks, or reticles.
      The software segment addresses the need for production management systems driven by the extensive tracking and tracing requirements of the semiconductor industry. At the core of these production systems is the manufacturing execution system (“MES”) that is primarily responsible for tracking the movement of production wafers in a fab, and managing the data and actions for every wafer, equipment, operator and other resources in the fab. These mission-critical systems provide real time information primarily to production operators, supervisors and fab managers. Also provided is other important software applications to meet the critical requirements of the fab, such as real time dispatching and scheduling, equipment communications, advanced process control, material control using the AMHS, activity execution and control, automated maintenance management of equipment, and other applications. Customers often purchase more than one of these software products from Brooks for a single fab, often driving the need for consulting and integration services. These software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. These software products and services are also used in many similar manufacturing industries as semiconductor, including flat panel display, data storage, and electronic assembly.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill and acquisition-related and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred tax assets, acquired intangible assets, goodwill, marketable securities and cash equivalents.
      Financial information for the Company’s business segments is as follows (in thousands):

	Hardware	Software	Total

Year ended September 30, 2005
Revenues
Product	$310,025	$28,047	$338,072
Services	59,753	65,921	125,674

	$369,778	$93,968	$463,746

Gross profit	$100,027	$62,775	$162,802
Segment operating income	$13,321	$3,558	$16,879
Depreciation	$9,899	$3,352	$13,251
Assets	$237,676	$54,675	$292,351

Year ended September 30, 2004
Revenues
Product	$357,280	$44,972	$402,252
Services	58,194	74,607	132,801

	$415,474	$119,579	$535,053

Gross profit	$130,473	$72,320	$202,793
Segment operating income	$37,077	$12,821	$49,898
Depreciation	$8,817	$4,940	$13,757
Assets	$296,115	$79,647	$375,762

Year ended September 30, 2003
Revenues
Product	$200,712	$24,730	$225,442
Services	54,694	59,956	114,650

	$255,406	$84,686	$340,092

Gross profit	$54,487	$48,311	$102,798
Segment operating loss	$(46,489)	$(17,949)	$(64,438)
Depreciation	$22,808	$2,664	$25,472
Assets	$211,642	$54,512	$266,154

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2005, 2004 and 2003 is as follows (in thousands):

	As of and For the Year Ended
	September 30,

	2005	2004	2003

Segment income (loss) from continuing operations	$16,879	$49,898	$(64,438)
Amortization of acquired intangible assets	3,100	3,663	4,654
Asset impairment charges	—	—	39,951
Restructuring and acquisition-related charges	16,542	5,356	46,257

Total income (loss) from continuing operations	$(2,763)	$40,879	$(155,300)

Segment assets	$292,351	$375,762	$266,154
Assets from discontinued operations	55	1,706	7,673
Goodwill	62,094	62,034	62,373
Intangible assets	3,828	6,929	10,569
Investments in marketable securities and cash equivalents	265,752	224,608	146,476

Total assets	$624,080	$671,039	$493,245

      Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

North America	$241,681	$272,694	$168,979
Asia/Pacific	141,703	141,697	105,427
Europe	80,362	120,662	65,686

	$463,746	$535,053	$340,092

      Long-lived assets, including property, plant and equipment by geographic area are as follows (in thousands):

	September 30,

	2005	2004

North America	$51,115	$55,330
Asia/Pacific	2,357	1,807
Europe	693	1,370

	$54,165	$58,507

17.	Significant Customers and Related Party Information
      On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual is a director of one of the Company’s customers. Accordingly, this customer is considered a related party for the period subsequent to June 11, 2001. Revenues from this customer for the years ended September 30, 2005, 2004, and 2003 were approximately $319,000, $409,000 and $250,000, respectively. The amounts due from this customer included in accounts receivable at September 30, 2005 and 2004 were $33,000 and $13,000, respectively. Related party transactions and amounts included in accounts receivable are on standard pricing

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.
      The Company had no customer that accounted for more than 10% of revenues in the years ended September 30, 2005, 2004 and 2003. The Company had one customer that accounted for more than 10% of its accounts receivable balance at September 30, 2005 and no customers that accounted for 10% of its accounts receivable balance at September 30, 2004.

18.	Other Balance Sheet Information
      Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,

	2005	2004

Accounts receivable	$80,352	$126,119
Less allowance for doubtful accounts	2,797	3,230

	$77,555	$122,889

      The allowance for doubtful accounts was $6,499,000 and $5,977,000 at September 30, 2003 and 2002, respectively. The Company recorded additions (reductions) to the allowance for doubtful accounts of $0, $225,000 and $2,217,000 in fiscal 2005, 2004 and 2003, respectively, comprised of $(20,000), $187,000 and $533,000 charged to expense in fiscal 2005, 2004 and 2003, respectively, and $20,000, $38,000 and $1,684,000 of foreign exchange differences charged to other accounts in fiscal 2005, 2004 and 2003, respectively. The Company reduced the allowance for doubtful accounts by $433,000, $3,494,000 and $1,695,000, in fiscal 2005, 2004 and 2003, respectively, for write-offs and other adjustments.

	September 30,

	2005	2004

Inventories
Raw materials and purchased parts	$24,612	$27,030
Work-in-process	12,043	12,227
Finished goods	11,779	32,357

	$48,434	$71,614

      Reserves for excess and obsolete inventory were $12,707,000, $14,520,000, $15,505,000 and $25,915,000 at September 30, 2005, September 30, 2004, September 30, 2003 and September 30, 2002, respectively. The Company recorded additions to reserves for excess and obsolete inventory of $8,902,000, $9,259,000 and $8,350,000 in fiscal 2005, 2004 and 2003, respectively, comprised of $8,752,000, $7,340,000 and $7,517,000 charged to expense in fiscal 2005, 2004 and 2003, respectively, and $150,000, $421,000 and $833,000 of foreign exchange differences charged to other accounts in fiscal 2005, 2004 and 2003, respectively. The Company reduced the reserves for excess and obsolete inventory by $10,715,000, $10,244,000 and $18,760,000, in fiscal 2005, 2004 and 2003, respectively, for write-offs of inventory.
      The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retrofit activity on a gross basis for the years ended September 30, 2005, 2004, and 2003 is as follows (in thousands):

Balance September 30, 2002	$19,011
Accruals for warranties during the year	1,710
Settlements made during the year	(8,912)

Balance September 30, 2003	11,809
Accruals for warranties during the year	3,980
Settlements made during the year	(3,843)

Balance September 30, 2004	11,946
Accruals for warranties during the year	3,786
Settlements made during the year	(5,950)

Balance September 30, 2005	$9,782

19.	Commitments and Contingencies

Lease Commitments
      The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2013. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2005, 2004 and 2003 was $4.7 million, $6.5 million and $9.4 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	Sublease
	Leases	Income

Year ended September 30,
2006	$10,117	$1,633
2007	7,836	1,370
2008	7,636	1,379
2009	7,607	1,395
2010	7,211	1,410
Thereafter	12,458	1,426

	$52,865	$8,613

      These future minimum lease commitments include approximately $32.0 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives.

Purchase Commitments
      The Company has non-cancelable contracts and purchase orders for inventory of $32.3 million at September 30, 2005.

Contingencies
      There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. Brooks has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. Brooks cannot guarantee that

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On or about April 21, 2005, Brooks was served with a third-party complaint seeking to join Brooks as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). The lawsuit (the “ITI Lawsuit”) also involves two individuals: Robert W. Atherton (“Atherton”), the named inventor on the patent, and Willis E. Higgins (“Higgins”), an attorney who worked with Atherton to obtain the patent. ITI began the ITI Lawsuit against Motorola in the United States District Court for the Northern District of Illinois (Eastern Division) in November 2004, and ITI added Freescale to the ITI Lawsuit in March 2005. ITI claims that Motorola and Freescale have infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant. ITI asserts that Brooks has induced and contributed to the infringement of the patent.
      Freescale alleges that Brooks has a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of Brooks’ AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the ITI Lawsuit brought by ITI. AutoSched is a software program sold by Brooks and by one or more companies that formerly owned the AutoSched product prior to the acquisition of AutoSched by Brooks in 1999 from Daifuku U.S.A, Inc.
      On July 7, 2005, Intel Corporation (“Intel”) filed a lawsuit against ITI seeking a declaratory judgment that Intel has not infringed and is not infringing the patent (the “Intel Lawsuit”). In letters dated May 26, 2005 and September 23, 2005, Intel notified Brooks that Intel believes that Brooks has an indemnification obligation to Intel, but that, at present, Intel is not seeking to have those obligations determined and enforced in the Intel Lawsuit. Thus, Brooks has not been made a party to the Intel Lawsuit. The Intel Lawsuit is pending before the same judge as the ITI Lawsuit, but has a separate schedule.
      Brooks believes that ITI is not a company that is engaged in the business of manufacturing hardware or software products. It is a limited liability company that apparently acquired an exclusive license to the patent at issue in the litigation and is now in the business of seeking to license the patent to others. Brooks also believes that in or after December 2004, ITI’s parent, Global Patent Holdings,LLC, was acquired by Acacia Research Corporation. Brooks believes that Acacia Research Corporation is a publicly-traded company that is in the business of acquiring patents and then seeking to license the patents to others.
      On September 7, 2005, the parties presented arguments to the court in the ITI Lawsuit about how the claims of the patent should be construed or interpreted. On October 4, 2005, the court issued its claim construction ruling. The fact discovery period in the ITI Lawsuit ends on November 30, 2005, and expert discovery is scheduled to end on February 3, 2006. No trial date has been set for the ITI Lawsuit.
      Brooks believes that it has meritorious defenses to any claim that Brooks’ AutoSched product infringes the patent identified in the ITI Lawsuit against Motorola and Freescale, as well as the Intel Lawsuit. Brooks plans to contest any such patent infringement claims in those lawsuits. Brooks also believes that

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
meritorious defenses exist to the claims asserted by ITI against Motorola and Freescale, in the ITI Lawsuit and to the counterclaims asserted by ITI against Intel in the Intel Lawsuit. Brooks intends to cooperate fully with Motorola, and Freescale, and Intel in the defense of those claims. In any such matter there can be no assurance as to the outcome, and for the reasons described in the first paragraph of the “Contingency” section of this Note 19, the ITI litigations could have a material adverse effect on Brooks.
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

20.	Discontinued Operations
      In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS have ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      The summary of operating results from discontinued operations is as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Revenues	$626	$4,716	$3,518

Gross profit	$(691)	$1,531	$868

Loss from discontinued operations, net of tax	$(3,516)	$(9,475)	$(3,098)

      The loss from discontinued operations, net of tax of $3.5 million for the year ended September 30, 2005 includes a loss on disposal, net of tax of $24,000.
      Due to the losses incurred since acquisition, no tax benefit is reflected for the losses incurred. The Company recorded impairment charges related to SELS of $7.4 million in 2004.
      Assets and liabilities from discontinued operations are as follows (in thousands):

	September 30,

	2005	2004

Current assets	$55	$1,403
Non-current assets	—	303

Assets from discontinued operations	$55	$1,706

Current liabilities from discontinued operations	$399	$674

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Current assets include accounts receivable and inventory. Non-current assets include property, plant and equipment. Current liabilities include accounts payable and other current liabilities.

21.	Subsequent Events
      On July 11, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helix Technology Corporation (“Helix”), a Delaware corporation and Mt. Hood Corporation (“Mt. Hood”), a newly-formed Delaware corporation and a direct wholly-owned subsidiary of the Company. This acquisition closed on October 26, 2005. Under the terms of the Merger Agreement, Mt. Hood merged (the “Merger”) with and into Helix, with Helix continuing as the surviving corporation. Each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by the Company or Mt. Hood, was cancelled and extinguished and automatically converted into 1.11 (“Exchange Ratio”) shares of the Company’s common stock. In addition, the Company assumed all options then outstanding under Helix’s existing equity incentive plans, each of which is now exercisable into a number of shares of the Company’s common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Helix acquisition is preliminarily valued at approximately $459 million, consisting of 28.8 million shares of common stock valued at $444.4 million, the fair value of assumed Helix options of $6.0 million, and cash of $8.4 million, and will operate in the Company’s hardware segment. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Company is in the process of evaluating the impact that the Merger may have on the Company’s net operating loss carryforwards and other tax attributes. The acquisition of Helix enables us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance.
      The following table summarizes the preliminary unaudited estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase price allocation and, accordingly, the allocation of the purchase price is subject to adjustment (in millions):

Current assets	$80.0
Property, plants and equipment	19.7
Intangible assets	81.6
Goodwill	283.7
Other assets	14.7

Total assets acquired	$479.7

Current liabilities	$15.6
Other liabilities	5.1

Total liabilities assumed	20.7

Total purchase price including acquisition costs	$459.0

      Of the $81.6 million of acquired intangible assets, the following table reflects the preliminary allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Completed and core technology	$58.3	5-10-year estimated useful life
Customer and contract relationships	18.6	4-11-year estimated economic consumption life
Trade names and trademarks	4.7	6-9-year estimated useful life

	$81.6

Item 9.	Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
      There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The table below sets forth certain information as of our fiscal year ended September 30, 2005 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.
Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders(2)	3,216,205	$26.52	3,053,686
Equity compensation plans not approved by security holders(3)	1,989,149	24.95	313,032

Total	5,205,354	$25.83	3,366,718

(1)	Excludes securities reflected in the first column of the table.

(2)	Includes an aggregate of 190,565 options at a weighted average exercise price of $49.355 assumed by the Company in connection with past acquisitions and business combinations.

(3)	These plans are described in Note 14 “Stock Plans” of the Notes to the Consolidated Financial Statements.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Financial Statement Schedule
      The consolidated financial statements of the Company are listed in the index under Part II, Item 8, in this Form 10-K.
      Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary consolidated financial statements or notes thereto.
      (b) Exhibits

Exhibit No.	Description	Reference

2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**
2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**
2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**
2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**
2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**
2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**
2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**
2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**
2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**
2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**
2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**
2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**
2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**
2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**
2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**
2.16	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004.	WW**

Exhibit No.	Description	Reference

2.17	Agreement and Plan of Merger, dated as of July 11, 2005, by and among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.1**
2.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 29, 2005, among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.2**
3.01	Certificate of Incorporation of the Company.	P**
3.02	Certificate of Amendment to Certificate of Incorporation of the Company.	aa-3.2**
3.03	Certificate of Amendment to Certificate of Incorporation of the Company.	VV**
3.04	Certificate of Amendment to Certificate of Incorporation of the Company.	ZZ-3.1**
3.05	Certificate of Elimination of Special Voting Preferred Stock.	ZZ-3.2**
3.06	Certificate of Increase of shares Designated as Series A Junior Participating Preferred Stock.	ZZ-3.3**
3.07	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**
3.08	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company.	S**
3.09	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company.	aa-3.6**
3.10	Amended and Restated Bylaws of the Company.	ZZ-3.4**
4.01	Specimen Certificate for shares of the Company’s common stock.	T**
4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**
4.03	Rights Agreement dated July 23, 1997.	U**
4.04	Amendment No. 1 to Rights Agreement between the Company and the Rights Agent.	V**
4.05	Amendment No. 2 to Rights Agreement between the Company and the Rights Agent.	Z**
4.06	Amendment No. 3 to Rights Agreement between the Company and the Rights Agent.	bb-99.4**
4.07	Registration Rights Agreement dated January 6, 2000.	V**
4.08	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
4.09	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**
4.10	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**
4.11	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**
4.12	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**
4.13	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**
4.14	Asset Purchase relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**

Exhibit No.	Description	Reference

4.15	Asset Purchase Agreement by and among the Company, NexStar Corporation and Zygo Corporation dated December 13, 2001.	AA**
4.16	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	TT**
9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee.	N**
9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**
9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation, Ltd.	N**
9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**
10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.*	AA**
10.02	Form of Indemnification Agreement for directors and officers of the Company.*	Q**
10.03	Employment Agreement between the Company and Ellen B. Richstone. *	BB**
10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.*	CC**
10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.*	CC**
10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**
10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**
10.08	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	TT**
10.09	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**
10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**
10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**
10.12	1993 Nonemployee Director Stock Option Plan.*	EE**
10.13	1992 Combination Stock Option Plan.*	FF**
10.14	1995 Employee Stock Purchase Plan, as amended.*	P**
10.15	1998 Employee Equity Incentive Option Plan.*	P**
10.16	2000 Combination Stock Option Plan.*	P**
10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.*	GG**
10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.*	HH**
10.19	Helix Technology Corporation 1996 Equity Incentive Plan.*	cc-4.1**

Exhibit No.	Description	Reference

10.20	Helix technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors.*	cc-4.2**
10.21	Helix Technology Corporation 1981 Employee Stock Option Plan.*	cc-4.3**
10.22	Deferred Compensation Plan.*	dd-4.1**
10.23	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**
10.24	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.*	TT**
10.25	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**
10.26	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**
10.27	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.28	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**
10.29	PRI Automation, Inc. 2000 Stock Option Plan.*	LL**
10.30	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.*	II**
10.31	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.*	MM**
10.32	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.*	NN**
10.33	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.*	OO**
10.34	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.*	PP**
10.35	Equipe Technologies Non-Statutory Stock Options.*	QQ**
10.36	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**
10.37	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**
10.38	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.39	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**
10.40	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	TT**
10.41	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	TT**
10.42	Separation Agreement for Ellen B. Richstone dated October 31, 2002.*	TT**
10.43	Employment Agreement by and between the Company and Edward C. Grady dated January 31, 2003.*	UU**
10.44	Employment Agreement by and between the Company and Robert W. Woodbury, Jr. dated February 26, 2003.*	VV**

Exhibit No.	Description	Reference

10.45	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004(1).*	WW**
10.46	Amended Employment Agreement by and between the Company and Robert J. Therrien dated June 1, 2004.*	WW**
10.47	Amended and Restated Employment Agreement by and between the Company and Edward C. Grady dated June 1, 2004.*	WW**
10.48	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.44**
10.49	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.45**
10.50	Form of 2000 Equity Incentive Plan Director Stock Option Agreement.*	ee-10.46**
10.51	Form of 1998 Employee Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.47**
10.52	Form of 1998 Employee Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.47**
10.53	Fiscal 2004 Management Incentive Plan Program.*	ee-10.48**
10.54	Fiscal 2005 Management Incentive Plan Program.	Filed herewith
12.01	Calculation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.01	Subsidiaries of the Company.	Filed herewith
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).	Filed herewith
31.01	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
31.02	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith
32	Section 1350 Certifications.	Filed herewith

(1)	Portions of this agreement therein identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on July 29, 2004 pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, as amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 as amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001 as amended on April 4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current report on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894), filed on April 3, 2000.

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217), filed on April 14, 1997.

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822), filed on November 13, 2000.

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141), filed on March 9, 1999.

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067), filed on November 26, 1997.

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063), filed on January 28, 1998.

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

TT.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 2002 for the annual period ended September 30, 2002.

UU.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on February 14, 2003 for the quarterly period ended December 31, 2002.

VV.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 13, 2003 for the quarterly period ended March 31, 2003.

WW.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on July 29, 2004 for the quarterly period ended June 30, 2004.

ZZ.	Incorporated by reference to the referenced exhibit number filed with the Company’s current report on Form 8-K filed on October 27, 2005.

aa.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005.

bb.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form 8-A/ A filed on July 11, 2005.

cc.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005.

dd.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-123242), filed on March 10, 2005.

ee.	Incorporated by reference to the exhibit number filed with the Company’s annual report on Form 10-K for the annual period ended September 30, 2004.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Edward C. Grady

Edward C. Grady,
Chief Executive Officer
Date: December 12, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Grady Edward C. Grady	Director and Chief Executive Officer (Principal Executive Officer)	December 12, 2005

/s/ Robert W. Woodbury, Jr. Robert W. Woodbury, Jr.	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	December 12, 2005

/s/ A. Clinton Allen A. Clinton Allen	Director	December 12, 2005

/s/ Roger D. Emerick Roger D. Emerick	Director	December 12, 2005

/s/ Amin J. Khoury Amin J. Khoury	Director	December 12, 2005

/s/ Robert J. Lepofsky Robert J. Lepofsky	Director	December 12, 2005

/s/ Joseph R. Martin Joseph R. Martin	Director	December 12, 2005

/s/ John K. McGillicuddy John K. McGillicuddy	Director	December 12, 2005

/s/ Krishna G. Palepu Krishna G. Palepu	Director	December 12, 2005

/s/ Robert J. Therrien Robert J. Therrien	Director	December 12, 2005

Signature	Title	Date

/s/ Alfred Woollacott III Alfred Woollacott III	Director	December 12, 2005

/s/ Mark S. Wrighton Mark S. Wrighton	Director	December 12, 2005