Form 10-Q
period 2005-12-31
BROOKS AUTOMATION INC
filed 2006-02-09
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS DURING THE
PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 31, 2006:

Common stock, $0.01 par value	74,631,986 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31,	September 30,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$193,733	$202,462
Marketable securities	159,460	121,561
Accounts receivable, net	92,216	77,555
Inventories	78,056	48,434
Current assets from discontinued operations	—	55
Prepaid expenses and other current assets	19,102	16,022

Total current assets	542,567	466,089

Property, plant and equipment, net	71,657	54,165
Long-term marketable securities	20,784	32,935
Goodwill	345,068	62,094
Intangible assets, net	82,593	3,828
Other assets	19,923	4,969

Total assets	$1,082,592	$624,080

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$11	$12
Accounts payable	43,063	30,820
Deferred revenue	19,174	22,143
Accrued warranty and retrofit costs	9,991	9,782
Accrued compensation and benefits	14,779	15,886
Accrued restructuring costs	12,575	12,171
Accrued taxes payable	18,222	17,331
Current liabilities from discontinued operations	49	399
Accrued expenses and other current liabilities	22,828	16,551

Total current liabilities	140,692	125,095

Long-term debt	175,001	175,002
Accrued long-term restructuring	9,907	10,959
Other long-term liabilities	7,167	2,129

Total liabilities	332,767	313,185

Contingencies (Note 12)

Minority interests	861	1,060

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 74,544,730 and 45,434,709 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	745	454
Additional paid-in capital	1,691,049	1,244,184
Deferred compensation	—	(3,291)
Accumulated other comprehensive income	11,858	11,958
Accumulated deficit	(954,688)	(943,470)

Total stockholders’ equity	748,964	309,835

Total liabilities, minority interests and stockholders’ equity	$1,082,592	$624,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2005	2004
Revenues
Product	$88,540	$82,723
Services	38,635	34,510

Total revenues	127,175	117,233

Cost of revenues
Product	70,292	57,678
Services	19,949	18,136

Total cost of revenues	90,241	75,814

Gross profit	36,934	41,419

Operating expenses
Research and development	16,111	15,640
Selling, general and administrative	30,712	20,781
Restructuring and acquisition-related charges	1,222	2,661

Total operating expenses	48,045	39,082

Income (loss) from continuing operations	(11,111)	2,337

Interest income	3,528	1,976
Interest expense	2,358	2,395
Other (income) expense, net	180	221

Income (loss) from continuing operations before income taxes and minority interests	(10,121)	1,697
Income tax provision	1,347	1,486

Income (loss) from continuing operations before minority interests	(11,468)	211

Minority interests in income (loss) of consolidated subsidiaries	(198)	130

Income (loss) from continuing operations	(11,270)	81

Income (loss) from discontinued operations, net of income taxes	52	(976)

Net loss	$(11,218)	$(895)

Basic income (loss) per share from continuing operations	$(0.17)	$0.00
Basic income (loss) per share from discontinued operations	0.00	(0.02)

Basic income (loss) per share	$(0.17)	$(0.02)

Diluted income (loss) per share from continuing operations	$(0.17)	$0.00
Diluted income (loss) per share from discontinued operations	0.00	(0.02)

Diluted income (loss) per share	$(0.17)	$(0.02)

Shares used in computing loss per share
Basic	66,112	44,702
Diluted	66,112	45,236
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended
	December 31,
	2005	2004
Cash flows from operating activities
Net loss	$(11,218)	$(895)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,907	4,034
Stock-based compensation	1,993	213
Premium (discount) on marketable securities	(760)	—
Amortization of debt issuance costs	210	210
Undistributed earnings of joint venture	(222)	—
Minority interests	(198)	130
Loss on disposal of long-lived assets	97	40
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	8,854	33,214
Inventories	6,084	1,014
Prepaid expenses and other current assets	(3,353)	(1,734)
Accounts payable	6,108	(13,705)
Deferred revenue	(2,994)	(674)
Accrued warranty and retrofit costs	(1,036)	(839)
Accrued compensation and benefits	(1,862)	(8,656)
Accrued restructuring costs	(2,738)	(392)
Accrued expenses and other current liabilities	1,201	(1,588)

Net cash provided by operating activities	8,073	10,372

Cash flows from investing activities
Purchases of property, plant and equipment	(2,881)	(2,398)
Acquisition of Helix Technology, cash acquired net of expenses	9,003	—
Purchases of marketable securities	(206,834)	(152,783)
Sale/maturity of marketable securities	182,679	101,643
Decrease in other assets	(188)	—

Net cash used in investing activities	(18,221)	(53,538)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(2)	(2)
Proceeds from issuance of common stock, net of issuance costs	626	245

Net cash provided by financing activities	624	243

Effects of exchange rate changes on cash and cash equivalents	795	1,292

Net decrease in cash and cash equivalents	(8,729)	(41,631)
Cash and cash equivalents, beginning of period	202,462	193,281

Cash and cash equivalents, end of period	$193,733	$151,650

Supplemental cash flow information
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$447,949	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.
     Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2005.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.
2. Stock Based Compensation
     Effect of Adoption of SFAS 123R, Share-Based Payment
     Prior to October 1, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148”), for fixed stock-based awards to employees.
     On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase 1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under SFAS 123, the Company recognized $21.6 million of stock-based compensation for all options whose vesting was accelerated.
     As of October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock, and the fair value of stock options is determined using the Black-Scholes

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.
     The following table reflects compensation expense recorded during the quarter ended December 31, 2005 in accordance with SFAS 123R (in thousands):

Three months ended
December 31, 2005
Stock options	$1,381
Restricted stock	430
Employee stock purchase plan	182

$1,993

     Valuation Assumptions for Stock Options and Employee Stock Purchase Plans
     For the quarters ended December 31, 2005 and December 31, 2004, 217,000 and 426,500 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	December 31,
	2005	2004
Risk-free interest rate	4.4%	3.3%
Volatility	55%	52%
Expected life (years)	4.9	4.0
Dividend yield	0%	0%
     The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	December 31,
	2005	2004
Risk-free interest rate	3.7%	1.8%
Volatility	32%	40%
Expected life	6 months	6 months
Dividend yield	0%	0%
     Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
     Fair Value Disclosures — Prior to SFAS 123R Adoption
     Restricted stock for the quarter ended December 31, 2004 was determined using the intrinsic value method. The following table provides supplemental information for the quarter ended December 31, 2004 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three months ended
December 31, 2004
Net loss, as reported	$(895)

Add stock-based employee compensation expense included in reported net loss	213
Deduct total stock-based compensation expense determined using a fair value-based method for all awards	27,495

Net loss — SFAS 123 fair value adjusted	$(28,177)

Basic and diluted loss per share, as reported	$(0.02)

Basic and diluted loss per share, SFAS 123 fair value adjusted	$(0.63)

     Equity Incentive Plans
     The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Under the equity incentive plans, stock options generally have a vesting period of 4 years, are exercisable for a period not to exceed 7 years from the date of issuance and are not granted at prices less than the fair market value of our common stock at the grant date. Restricted stock awards generally vest over two and three years. At December 31, 2005, a total of 3,255,040 shares were reserved and available for the issuance of stock and restricted stock.
     Stock Option Activity
     The following table summarizes stock option activity for the quarter ended December 31, 2005:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at September 30, 2005	5,205,354	$23.92
Options granted	217,000	12.82
Options assumed from Helix Technology acquisition	765,480	16.42
Options exercised	(63,619)	9.83
Options forfeited/expired	(381,789)	24.78

Outstanding at December 31, 2005	5,742,426	$22.60

Options exercisable at December 31, 2005	4,338,883	$24.85
     The options outstanding and exercisable at December 31, 2005 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$ 3.62 - $ 10.25	575,782	4.91	$9.69	$1,638	391,420	$9.76	$1,085
$ 10.44 - $ 12.53	139,208	5.46	$11.95	$81	70,953	$11.82	$50
$ 12.69 - $ 17.22	1,231,505	5.71	$14.93	$—	383,762	$14.87	$—
$ 17.34 - $ 23.67	603,065	4.90	$19.69	$—	407,080	$19.88	$—
$ 23.75 - $ 24.02	136,000	4.80	$23.75	$—	68,500	$23.75	$—
$ 24.30 - $ 24.30	1,505,419	3.82	$24.30	$—	1,489,529	$24.30	$—
$ 24.78 - $ 26.10	577,405	3.11	$25.20	$—	577,405	$25.20	$—
$ 26.75 - $ 39.75	800,570	2.57	$33.45	$—	781,762	$33.43	$—
$ 39.96 - $ 123.56	147,472	3.26	$51.60	$—	142,472	$51.69	$—
$134.74 - $ 134.74	26,000	0.20	$134.74	$—	26,000	$134.74	$—

$ 3.62 - $ 134.74	5,742,426	4.23	$22.60	$1,719	4,338,883	$24.85	$1,135

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The weighted average remaining contractual life of options exercisable at December 31, 2005 was 3.61 years.
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $12.53 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2005 was 462,373.
     The weighted average grant date fair value of options, as determined under SFAS No. 123R and SFAS 123, granted during the three months ended December 31, 2005 and December 31, 2004 was $6.61and $7.44 per share, respectively. The total intrinsic value of options exercised during the three month period ended December 31, 2005 and December 31, 2004 was approximately $212,000 and $122,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2005 and December 31, 2004 was approximately $626, 000 and $245,000, respectively.
     As of December 31, 2005 future compensation cost related to nonvested stock options is approximately $9.3 million and will be recognized over an estimated weighted average period of approximately 2 years.
     The Company settles employee stock option exercises with newly issued common shares.
     A summary of the status of the Company’s restricted stock as of December 31, 2005 and changes during the three months ended December 31, 2005 is as follows:

	Three months ended
	December 31, 2005
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	288,000	$16.40
Awards granted	35,000	$12.69
Awards vested	(72,750)	$16.42
Awards canceled	—	$—

Outstanding at end of period	250,250	$15.88
     The fair value of restricted stock awards vested during the quarter ended December 31, 2005 was approximately $1.2 million.
     As of December 31, 2005, the unrecognized compensation cost related to nonvested restricted stock is approximately $3.1 million and will be recognized over an estimated weighted average amortization period of 2.1 years.
       Employee Stock Purchase Plan
     The Company’s employee stock purchase plan enables eligible employees to purchase shares of the Company’s common stock. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the three months ended December 31, 2005 was approximately $182,000. There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2005. At December 31, 2005, a total of 908,459 shares were reserved and available for issuance under this plan.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisition of Helix Technology Corporation
     On October 26, 2005, the Company acquired all the issued and outstanding stock of Helix Technology Corporation (“Helix”). Helix develops and manufactures vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. The Company believes that the acquisition of Helix enables us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance. The aggregate purchase price, net of cash acquired, was approximately $458 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million and transaction costs of $10.1 million. The market price used to value the Brooks’ shares issued as consideration for Helix was $15.32, which represents the average of the closing market price of Brooks common stock for the period beginning two trading days before and ending two trading days after the merger agreement was announced. The actual number of shares of Brooks common stock issued was determined based on the actual number of shares of Helix common stock outstanding immediately prior to the completion of the merger, based on an exchange ratio of 1.11 shares of Brooks common stock for each outstanding share of Helix common stock. Helix will operate in the Company’s hardware segment. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     The consolidated financial statements include the results of Helix from the date of acquisition.
     The following table summarizes the preliminary unaudited estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation. The Company is in the process of finalizing the purchase price allocation and, accordingly, the allocation of the purchase price is subject to adjustment (in millions):

Current assets	$81.7
Property, plants and equipment	19.8
Intangible assets	81.6
Goodwill	283.0
Other assets	13.8

Total assets acquired	479.9

Current liabilities	16.8
Other liabilities	5.1

Total liabilities assumed	21.9

Total purchase price including acquisition costs	$458.0

     The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain net assets, principally the valuation of the acquired joint venture and pension obligation, are still being finalized. In addition, the Company is finalizing their plan related to employee termination benefits and facility exit costs.
     Of the $81.6 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Completed and core technology	$58.3	6.9 years weighted average estimated useful life
Customer and contract relationships	18.6	6.9 years weighted average estimated economic consumption life
Trade names and trademarks	4.7	6 year weighted average estimated useful life

	$81.6

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     The following unaudited proforma information gives effect to the acquisition of Helix as if the acquisition occurred at the beginning of the periods presented (in thousands, except per share data):

	Three months ended
	December 31,
	2005	2004
Revenues	$136,579	$152,051

Net income (loss)	$(17,878)	$(13,678)

Basic income (loss) per share	$(0.24)	$(0.19)

Diluted income (loss) per share	$(0.24)	$(0.19)

     Proforma information above includes adjustments to reflect increased amortization expense, the write-off of the entire fair value step-up in inventory, and a full valuation allowance for deferred tax assets.
4. Property, Plant and Equipment
     Property, plant and equipment as of December 31, 2005 and September 30, 2005 were as follows (in thousands):

	December 31,	September 30,
	2005	2005
Buildings and land	$40,142	$40,019
Computer equipment and software	72,784	62,190
Machinery and equipment	30,646	27,572
Furniture and fixtures	13,249	12,471
Leasehold improvements	21,963	16,093
Construction in progress	4,290	2,682

	183,074	161,027
Less accumulated depreciation and amortization	(111,417)	(106,862)

Property, plant and equipment, net	$71,657	$54,165

     Depreciation expense was $5.1 million and $3.1 million for the three months ended December 31, 2005 and 2004, respectively.
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended
	December 31,
	2005	2004
Weighted average common shares outstanding used in computing basic earnings (loss) per share	66,112	44,702
Dilutive common stock options and restricted stock awards	—	534

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	66,112	45,236

     Approximately 5,490,000 and 4,892,000 options to purchase common stock and 205,000 and 75,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended December 31, 2005 and 2004, respectively, as their effect would be anti-dilutive. The 5,490,000 and 4,892,000 options for the three months ended December 31, 2005 and 2004, respectively, had an exercise price greater than the average market price of the common stock. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for all periods presented as the effect of conversion would be anti-dilutive. These options, restricted stock and conversions could, however, become dilutive in future periods.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
6. Discontinued Operations
     In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS have ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The summary of operating results from discontinued operations is as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Revenues	$52	$585
Gross profit (loss)	52	(386)
Income (loss) from discontinued operations, net of tax	52	(976)
     Due to the losses incurred since acquisition of the SELS division, no tax benefit is reflected for the losses incurred.
     Assets and liabilities from discontinued operations are as follows (in thousands ):

	December 31,	September 30,
	2005	2005
Current assets from discontinued operations	$—	$55
Current liabilities from discontinued operations	$49	$399
Current assets include accounts receivable and current liabilities include accrued restructuring costs and other current liabilities.
7. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net loss, the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Net loss	$(11,218)	$(895)
Change in cumulative translation adjustment	(423)	5,775
Unrealized gain (loss) on marketable securities	323	(342)

	$(11,318)	$4,538

8. Segment, Geographic Information and Significant Customers
     The Company has two reportable segments: hardware and software. In the fourth quarter of fiscal year 2005, the Company’s equipment automation and factory automation segments were combined into the hardware segment, which reflects how management now evaluates its business. The hardware segment also includes the acquired operations of Helix from the date of acquisition. Prior year amounts have been reclassified to conform to the current year.
     The hardware segment provides a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Within the hardware

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
segment, there are three major businesses consisting of automation hardware products, vacuum products and subsystems, and the global customer service organization. The automation products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments. The Company also leverages its domain knowledge and manufacturing expertise to build customer-designed automation systems, or contract automation systems, in a program designed to help customers outsource their automation. The primary customers for these solutions are manufacturers of process equipment. Additionally, the Company provides hardware directly to fabs including automated material handling systems, or AMHS, that store, transport and manage the movement of material throughout the fab. Other automation hardware products include equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Further, the products from Helix include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Finally, the global services offerings leverage the Helix model to provide customers with support for all our hardware offerings.
     The software segment addresses the need for production management systems driven by the extensive tracking and tracing requirements of the semiconductor industry. At the core of these production systems is the manufacturing execution system (“MES”) that is primarily responsible for tracking the movement of production wafers in a fab, and managing the data and actions for every wafer, equipment, operator and other resources in the fab. These mission-critical systems provide real time information primarily to production operators, supervisors and fab managers. The Company also provides other important software applications to meet the critical requirements of the fab, such as real time dispatching and scheduling, equipment communications, advanced process control, material control using the AMHS, activity execution and control, automated maintenance management of equipment, and other applications. Customers often purchase more than one of these software products from Brooks for a single fab, often driving the need for consulting and integration services. The Company’s software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. These software products and services are also used in many similar manufacturing industries as semiconductor, including flat panel display, data storage, and electronic assembly.
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
     Financial information for the Company’s business segments is as follows (in thousands):

	Hardware	Software	Total
Three months ended December 31, 2005
Revenues
Product	$84,811	$3,729	$88,540
Services	23,684	14,951	38,635

	$108,495	$18,680	$127,175

Gross profit	$25,463	$11,471	$36,934
Segment operating loss	$(6,285)	$(2,836)	$(9,121)

Three months ended December 31, 2004
Revenues
Product	$75,663	$7,060	$82,723
Services	15,796	18,714	34,510

	$91,459	$25,774	$117,233

Gross profit	$25,272	$16,147	$41,419
Segment operating income	$3,698	$1,542	$5,240

Assets
December 31, 2005	$326,268	$50,003	$376,271
September 30, 2005	$237,676	$54,675	$292,351

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Gross profit for the hardware business segment includes a $7.0 million charge to write-off approximately two-thirds of the step-up in inventory and a $1.5 million charge for the amortization of completed technology acquired in the Helix acquisition.
     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2005 and 2004 is as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Segment operating income (loss)	$(9,121)	$5,240
Amortization of acquired intangible assets	768	242
Restructuring and acquisition-related charges	1,222	2,661

Total operating income (loss)	$(11,111)	$2,337

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2005 and September 30, 2005 is as follows (in thousands):

	December 31,	September 30,
	2005	2005
Segment assets	$376,271	$292,351
Assets from discontinued operations	—	55
Goodwill	345,068	62,094
Intangible assets	82,593	3,828
Investments in marketable securities and cash equivalents	278,660	265,752

Total assets	$1,082,592	$624,080

     Net revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
North America	$67,930	$64,990
Asia/Pacific	33,202	29,570
Europe	26,043	22,673

	$127,175	$117,233

     The Company had one customer that accounted for more than 10% of revenues in the three months ended December 31, 2005. No customers accounted for more than 10% of revenues in the three months ended December, 31, 2004. The Company had no customer that accounted for more than 10% of accounts receivable at December 31, 2005 and one customer that accounted for 10% of its accounts receivable balance at September 30, 2005.
9. Restructuring and Acquisition-Related Charges and Accruals
     Based on estimates of its near term future revenues and operating costs, and the integration of Helix, the Company announced in fiscal 2006 plans to take additional cost reduction actions. Charges of $1.2 million were recorded for these actions in the first quarter of fiscal 2006. This charge consists of $1.0 million associated with termination of approximately 20 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition, $0.7 million for retention bonuses earned in the period by employees who have been notified of their termination, offset by the $0.5 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose terminations were settled at a reduced cost. The Company is in the process of finalizing facility exit activities and employee termination benefits related to the Helix acquisition which would be reflected as an adjustment to the purchase price within one year from the date of acquisition. The accruals for workforce reductions are expected to be paid over the remainder of fiscal 2006.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     The Company recorded charges to operations of $2.7 million for the three month period ended December 31, 2004, of which $2.4 million related to workforce reductions and $0.3 million related to previously abandoned facilities.
     The Company continues to review and align its cost structure to sustain profitable operations amid the changing semiconductor cycles.
     The activity for the three months ended December 31, 2005 and 2004 related to the Company’s restructuring and acquisition-related accruals is summarized below (in thousands):

	Activity – Three Months Ended December 31, 2005
	Balance					Balance
	September 30,					December 31,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2005

Facilities	$15,045	$—	$—	$—	$(1,085)	$13,960
Workforce-related	8,429	1,708	1,749	(486)	(2,878)	8,522

	$23,474	$1,708	$1,749	$(486)	$(3,963)	$22,482

	Activity – Three Months Ended December 31, 2004
	Balance					Balance
	September 30,					December 31,
	2004	Expense	Adjustments	Reversals	Utilization	2004

Facilities	$17,730	$270	$—	$—	$(1,378)	$16,622
Workforce-related	2,460	2,391	—	—	(1,634)	3,217

	$20,190	$2,661	$—	$—	$(3,012)	$19,839

     No charges related to discontinued operations were recorded for the three months ended December 31, 2005 and 2004, respectively.
     The Company expects the majority of the remaining severance costs totaling $8.5 million will be paid over the course of 2006. The expected facilities costs, totaling $14.0 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
     The Company continues to endeavor to sublease a vacant facility in Billerica, Massachusetts. In the event that this facility remains vacant for a longer period of time than initially expected, the Company may need to increase its restructuring accrual. One year’s anticipated sublease income related to the Billerica facility approximates $1.5 to $2.0 million.
10. Employee Benefit Plans
     The components of the Company’s net pension cost relating to a noncontributory defined benefit pension plan acquired with the Helix acquisition for the period from the date of acquisition through December 31, 2005 is as follows (in thousands):

Three months ended
December 31, 2005
Service cost	$389
Interest cost	257
Expected return on assets	(183)

Net periodic pension cost	$463

     The Company expects to contribute $3.0 million to the pension plan in April 2006 to meet certain funding targets.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
11. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2005	2005

Accounts receivable	$95,376	$80,352
Less allowances	3,160	2,797

	$92,216	$77,555

Inventories
Raw materials and purchased parts	$39,538	$24,612
Work-in-process	23,098	12,043
Finished goods	15,420	11,779

	$78,056	$48,434

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three months ended December 31, 2005 and 2004 is as follows (in thousands):

Activity – Three Months Ended December 31, 2005
Balance			Balance
September 30,			December 31,
2005	Accruals	Settlements	2005
$9,782	$1,980	$(1,771)	$9,991

Activity – Three Months Ended December 31, 2004
Balance			Balance
September 30,			December 31,
2004	Accruals	Settlements	2004
$11,946	$510	$(1,098)	$11,358

     The accrual of $1,980 for the three months ended December 31, 2005 includes the acquired warranty liability from Helix at the acquisition date of $1,262.
12. Contingencies
     There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. The Company cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company’s’ business, financial condition and results of operations. If any such claims are asserted against the Company’s’ intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. The Company cannot guarantee, however, that a license will be available on reasonable terms or at all. The Company could decide in the alternative to resort to litigation to challenge such claims or to attempt to design around the patented technology. Litigation or an attempted design around could be costly and would divert the Company’s management’s attention and resources. In addition, if the Company does not prevail in such litigation or succeed in an attempted design around, the Company could be forced to pay significant damages or amounts in settlement. Even if a design around is effective, the functional value of the product in question could be greatly diminished.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     ITI Lawsuit
     On or about April 21, 2005, The Company was served with a third-party complaint seeking to join the Company as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). The lawsuit (the “ITI Lawsuit”) also involves two individuals: Robert W. Atherton (“Atherton”), the named inventor on the patent, and Willis E. Higgins (“Higgins”), an attorney who worked with Atherton to obtain the patent. ITI began the ITI Lawsuit against Motorola in the United States District Court for the Northern District of Illinois (Eastern Division) in November 2004, and ITI added Freescale to the ITI Lawsuit in March 2005. ITI claims that Motorola and Freescale have infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant. ITI asserts that the Company has induced and contributed to the infringement of the patent.
     Freescale alleges that the Company has a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of the Company’s’ AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the ITI Lawsuit brought by ITI. AutoSched is a software program sold by the Company and by one or more companies that formerly owned the AutoSched product prior to the acquisition of AutoSched by the Company in 1999 from Daifuku U.S.A, Inc.
     On July 7, 2005, Intel Corporation (“Intel”) filed a lawsuit against ITI seeking a declaratory judgment that Intel has not infringed and is not infringing the patent (the “Intel Lawsuit”). In letters dated May 26, 2005 and September 23, 2005, Intel notified the Company that Intel believes that the Company has an indemnification obligation to Intel, but that, at present, Intel is not seeking to have those obligations determined and enforced in the Intel Lawsuit. Thus, the Company has not been made a party to the Intel Lawsuit. The Intel Lawsuit is pending before the same judge as the ITI Lawsuit, but has a separate schedule.
     The Company believes that ITI is not a company that is engaged in the business of manufacturing hardware or software products. It is a limited liability company that apparently acquired an exclusive license to the patent at issue in the litigation and is now in the business of seeking to license the patent to others. The Company also believes that in or after December 2004, ITI’s parent, Global Patent Holdings, LLC, was acquired by Acacia Research Corporation. The Company believes that Acacia Research Corporation is a publicly-traded company that is in the business of acquiring patents and then seeking to license the patents to others.
     On September 7, 2005, the parties presented arguments to the court in the ITI Lawsuit about how the claims of the patent should be construed or interpreted. On October 4, 2005, the court issued its claim construction ruling. The fact discovery period in the ITI Lawsuit is now scheduled to end on February 10, 2006, and expert discovery now is scheduled to end on May 5, 2006. No trial date has been set for the ITI Lawsuit.
     On January 23, 2006, the ITI Lawsuit and the Intel Lawsuit were reassigned to a new judge, who has scheduled a status conference with the parties in the ITI Lawsuit for February 22, 2006 at which time the judge is likely to set a schedule for the remainder of the lawsuit.
     The Company believes that it has meritorious defenses to any claim that the Company’s AutoSched product infringes the patent identified in the ITI Lawsuit against Motorola and Freescale, as well as the Intel Lawsuit. The Company plans to contest any such patent infringement claims in those lawsuits. The Company also believes that meritorious defenses exist to the claims asserted by ITI against Motorola and Freescale, in the ITI Lawsuit and to the counterclaims asserted by ITI against Intel in the Intel Lawsuit. The Company intends to cooperate fully with Motorola, and Freescale, and Intel in the defense of those claims. In any such matter there can be no assurance as to the outcome, and for the reasons described in the first paragraph of the “Contingency” section of this Note 12, the ITI litigations could have a material adverse effect on the Company.
     In any patent litigation matter there can be no assurances as to the final outcome and this litigation could have a material adverse effect on us. If a judgment of infringement were obtained against the Company, the Company could be required to pay substantial damages and a court could issue an order preventing us from continuing to sell its AutoSched product. We cannot predict the extent to which we might be required to seek licenses or alter our products as a result of the ITI litigation so that they no longer infringe upon the rights of others. We also cannot guarantee that the terms of any licenses we may be required to seek will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical and could detract from the

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
value of our products. Further, the cost of defending this litigation and the diversion of management attention brought about by such litigation could be substantial, even if we ultimately prevail.
     Other Commercial Litigation Matters
     In January 2006 a ruling was issued against the Company by a Massachusetts state court in a commercial litigation matter involving the Company and BlueShift Technologies, Inc. It is probable that a final judgment of damages and costs will be assessed against Brooks in the amount of approximately $1.6 million which has been accrued for at December 31, 2005. Final judgment in the case is not expected before March 2006.

BROOKS AUTOMATION, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors set forth in Part II, Item 1A of this report. Precautionary statements made in Part II, Item 1A should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Overview
     Brooks Automation, Inc. (“Brooks”, “we”, “us” or “our”) is a leading supplier of automation and vacuum products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. We are a technology and market leader with offerings ranging from individual hardware and software modules to fully integrated systems as well as services to install and support our products world-wide. Although our core business addresses the increasingly complex automation and integrated subsystems requirements of the global semiconductor industry, we are also focused on providing automation solutions for a number of related industries, including the flat panel display manufacturing, data storage and certain other industries which have complex manufacturing environments.
     Our business is significantly dependent on capital expenditures by semiconductor manufacturers, which in turn are dependent on the current and anticipated market demand for semiconductor chips (“semiconductor” or “chips”) and electronics equipment. To maintain manufacturing leadership and growth in the semiconductor industry, companies make significant capital expenditures in manufacturing equipment and investments in research and development. For example, investments in the production of chips that use advanced 130-nanometer (“nm”) and 90nm process technology are the enablers (increased chip performance, decreased power consumption and reduced cost) for a broad range of new products that are expected to help drive growth in the chip industry. Further advances in chip designs utilizing 65nm and smaller sizes continue to enable innovation and are driving the need for new manufacturing facilities and new generation processing equipment. Demand for semiconductors is cyclical and has historically experienced periodic expansions and downturns. The semiconductor industry experienced a prolonged downturn from fiscal 2001 to the end of fiscal 2003. As the industry economics improved significantly at the start of our fiscal 2004, we were able to benefit from some of the cost reduction initiatives implemented during the downturn, resulting in our return to profitability in fiscal 2004. The industry conditions weakened again in our fiscal 2005 leading to a decline in revenues and profitability for Brooks for the period ended September 2005. Many industry analysts, including Gartner Dataquest, are forecasting that the semiconductor industry in 2006 will once again benefit from improved end market demand.
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
     On October 26, 2005, we acquired Helix Technology Corporation (“Helix”), a Delaware corporation, pursuant to a merger agreement (the “Merger Agreement”). Under the terms of the Merger Agreement each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by us or a subsidiary, was cancelled and extinguished and automatically converted into 1.11 (“Exchange Ratio”) shares of our common stock. In addition, we assumed all options then outstanding under Helix’s existing equity incentive plans, each of which is now exercisable into a number of shares of our common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Helix acquisition is preliminarily valued at approximately $458 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million and cash expenses of $10.1 million. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Helix is a leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. We expect the acquisition of Helix will enable us to better serve our current market,

BROOKS AUTOMATION, INC.
increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance.
     We operate in two segments: hardware and software.
     The hardware segment provides a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Within the hardware segment, there are three major businesses consisting of automation hardware products, vacuum products and subsystems, and the global customer service organization. The automation products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments. We also leverage our domain knowledge and manufacturing expertise to build customer-designed automation systems, or contract automation systems, in a program designed to help customers outsource their automation. The primary customers for these solutions are manufacturers of process equipment. Additionally, we provide hardware directly to fabs including automated material handling systems, or AMHS, that store, transport and manage the movement of material throughout the fab. Other automation hardware products include equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Further, the products from Helix include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Finally, the global services offerings leverage the Helix model to provide customers with support for all our hardware offerings.
     The software segment addresses the need for production management systems driven by the extensive tracking and tracing requirements of the semiconductor industry. At the core of these production systems is the manufacturing execution system (“MES”) that is primarily responsible for tracking the movement of production wafers in a fab, and managing the data and actions for every wafer, equipment, operator and other resources in the fab. These mission-critical systems provide real time information primarily to production operators, supervisors and fab managers. We also provide other important software applications to meet the critical requirements of the fab, such as real time dispatching and scheduling, equipment communications, advanced process control, material control using the AMHS, activity execution and control, automated maintenance management of equipment, and other applications. Customers often purchase more than one of these software products from us for a single fab, often driving the need for consulting and integration services. Our software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. These software products and services are also used in many similar manufacturing industries as semiconductor, including flat panel display, data storage, and electronic assembly.
     We are currently focusing our major efforts in the following aspects of our business:
•	Integrating Helix into our operations, systems, processes and controls;

•	Implementing global low-cost sourcing and manufacturing strategies, specifically in Mexico and Asia;

•	Deploying a ramp strategy in anticipation of an industry upturn;

•	Sustaining our ability to meet our customers’ requirements on a timely basis;

•	Continuing to invest in other industries such as flat panel display manufacturing;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our customer designed automation (“CDA”) business with process tool manufacturers;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically India, Korea and other low-cost regions;

•	Greater expansion of our hardware and software products into the China market;

•	Evaluating our strategic direction and value of non-core products;

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications; and

•	Continuing to evaluate on an opportunistic basis whether new acquisitions of or alliances with other companies would be beneficial to our business and shareholders.

BROOKS AUTOMATION, INC.
Three Months Ended December 31, 2005, Compared to Three Months Ended December 31, 2004
Revenues
     We reported revenues of $127.2 million for the three months ended December 31, 2005, compared to $117.2 million in the three months ended December 31, 2004, an 8.5% increase. The increase reflects additional revenues of $30.9 million related to the Helix acquisition, offset by lower revenues related to our legacy Brooks hardware segment of $13.8 million and lower revenues related to our software segment of $7.1 million. The decrease in our legacy Brooks revenues is reflective of a reduced demand for semiconductor capital equipment from the prior year quarter.
     Our hardware segment reported revenues of $108.5 million for the three months ended December 31, 2005, an increase of 18.6% from the $91.4 million reported for the three months ended December 31, 2004. This increase is attributable to the additional revenues related to the Helix acquisition of $30.9 million, offset primarily by lower revenues for our factory hardware products of $11.1 million.
     Our software segment reported revenues of $18.7 million in the three months ended December 31, 2005, a 27.5% decrease from the $25.8 million reported in the three months ended December 31, 2004. The decrease is primarily attributable to lower license revenues and reduced activity on tailored software projects.
     Product revenues increased $5.9 million, or 7.1%, to $88.6 million, in the three months ended December 31, 2005, from $82.7 million in the three months ended December 31, 2004. This increase is attributable to the additional revenues of $21.3 million related to the Helix acquisition, offset by lower revenues of legacy Brooks hardware of $12.1 million and lower software products sales of $3.3 million. Service revenues increased $4.1 million, or 11.9%, to $38.6 million in the three months ended December 31, 2005. This increase is primarily attributable to additional revenues of $9.6 million related to the Helix acquisition, offset by lower legacy hardware service revenues of $1.7 million, along with lower software related services of $3.8 million.
     Revenues outside the United States were $59.7 million, or 46.9% of revenues, and $52.1 million, or 44.4% of revenues, in the three months ended December 31, 2005 and 2004, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.
     Deferred revenues of $19.2 million at December 31, 2005 consisted of $9.6 million related to deferred maintenance contracts and $9.6 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.
Gross Margin
     Gross margin dollars decreased to $36.9 million for the three months ended December 31, 2005, compared to $41.4 million for the three months ended December 31, 2004, while gross margin percentage decreased to 29.0% for the three months ended December 31, 2005, compared to 35.3% for the three months ended December 31, 2004. This decrease in gross margin is primarily attributable to a $7.0 million charge (which equates to 5.5% of gross margin) to write-off approximately two-thirds of the step-up in inventory related to the Helix acquisition, along with a charge of $1.5 million for the amortization of completed technology acquired in the Helix transaction. Our hardware segment gross margin decreased to $ 25.5 million or 23.5% in the three months ended December 31, 2005, from $25.3 million or 27.6% in the three months ended December 31, 2004. The decrease on gross margin dollars and percentage is primarily attributable to the Helix related charges of $7.0 million and $1.5 million described above, offset by lower absorption variances and inventory provisions. Our software segment gross margin for the three months ended December 31, 2005, decreased to $11.5 million or 61.4%, compared to $16.1 million or 62.6% in the prior year. The decrease in gross margin dollars and percentage is primarily the result of lower software license sales and lower tailored software project revenues.
     Gross margin on product revenues was $18.2 million or 20.6% for the three months ended December 31, 2005, compared to $25.0 million or 30.3% for the prior year. The decrease in product margins is primarily attributable to lower margin of $ 3.2 million on lower software license revenues, as well as lower margin of $3.5 million on

BROOKS AUTOMATION, INC.
reduced legacy hardware revenues. The incremental margin earned from the sale of Helix products of $8.4 million was offset by the $7.0 million inventory charge and the $1.5 million completed technology amortization described above.
     Gross margin on service revenues was $18.7 million or 48.4% for the three months ended December 31, 2005, compared to $16.4 million or 47.4% in the three months ended December 31, 2004. The increase in gross margin dollars is primarily attributable to incremental $4.2 million of gross margin from Helix customer support services offset by reduced margin of $1.5 million on software-related services, and lower margin of $0.4 million on legacy Brooks hardware-related services.
Research and Development
     Research and development expenses for the three months ended December 31, 2005, were $16.1 million, an increase of $0.5 million, compared to $15.6 million in the three months ended December 31, 2004. Research and development expenses decreased as a percentage of revenues, to 12.7%, from 13.3% in the three months ended December 31, 2004. The increase in absolute spending is attributable to the additional spending of $1.8 million related to the Helix business, offset by lower spending in the company’s legacy Brooks hardware business. The decrease as a percentage of revenues was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient as well as higher revenue levels against which these costs are measured.
Selling, General and Administrative
     Selling, general and administrative expenses were $30.7 million for the three months ended December 31, 2005, an increase of $9.9 million, compared to $20.8 million in the three months ended December 31, 2004. Selling, general and administrative expenses increased as a percentage of revenues, to 24.1% in the three months ended December 31, 2005, from 17.7% in the three months ended December 31, 2004. The increase in absolute spending is primarily attributable to the additional expenses related to the Helix business of $6.6 million along with higher legal expenses of $2.0 million and the $1.3 million write-off of the remaining depreciation on a sales management application which is being phased out of use.
Restructuring Charges
     We recorded a charge to operations of $1.2 million in the three months ended December 31, 2005. This charge consists of $1.0 million associated with termination of approximately 20 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition, $0.7 million for retention bonuses earned in the period by employees who have been notified of their termination, offset by the $0.5 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose terminations was settled at a reduced cost. The accruals for workforce reductions are expected to be paid over the remainder of fiscal 2006. We estimate that salary and benefit savings as a result of these actions will be approximately $2.4 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.
     We recorded charges to operations of $2.7 million for the three month period ended December 31, 2004, of which $2.4 million related to workforce reductions and $0.3 million related to previously abandoned facilities.
     The Company is in the process of finalizing facility exit activities and employee termination benefits related to the Helix acquisition and we expect to record additional restructuring charges in our second and third fiscal quarters as we take further actions to eliminate redundant activities resulting from this acquisition.
Interest Income and Expense
     Interest income increased by $1.5 million, to $3.5 million, in the three months ended December 31, 2005, from $2.0 million in the three months ended December 31, 2004. This increase is primarily the result of higher investment balances for the entire three month period and higher interest rates that were realized on our investment balances.

BROOKS AUTOMATION, INC.
Interest expense of $2.4 million for the three months ended December 31, 2005 and 2004 relates primarily to the 4.75% Convertible Subordinated Notes.
Other (Income) Expense
     We recorded other expense, net of $0.2 million in the three months ended December 31, 2005, which is level with the three months ended December 31, 2004. An accrual of $1.4 million related to a legal contingency was offset by the receipt of $0.5 million of principal repayment on a note that had been previously written off, $0.5 million of foreign exchange gains, and a $0.2 million gain on the sale of an investment in a Taiwanese company.
Income Tax Provision
     We recorded an income tax provision of $1.3 million in the three months ended December 31, 2005 and an income tax provision of $1.5 million in the three months ended December 31, 2004. The tax provision recorded for both periods was primarily due to foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2005, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, subject to any limitations on their use, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.
Discontinued Operations
     We recorded a gain from operation for our discontinued SELS business of $0.1 million for the three months ended December 31, 2005 compared to a loss of $1.0 million for the three months ended December 31, 2004.
Liquidity and Capital Resources
     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical. In response to this cyclicality, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The cyclical nature of the industry make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.
     At December 31, 2005, we had cash, cash equivalents and marketable securities aggregating $374.0 million. This amount was comprised of $193.7 million of cash and cash equivalents, $159.5 million of investments in short-term marketable securities and $20.8 million of investments in long-term marketable securities. At September 30, 2005, we had cash, cash equivalents and marketable securities totaling $357.0 million. This amount was comprised of $202.5 million of cash and cash equivalents, $121.6 million of investments in short-term marketable securities and $32.9 million of investments in long-term marketable securities
     Cash provided by operations was $8.1 million for the three months ended December 31, 2005, and was primarily attributable to our net loss of $11.2 million, adjusted for non-cash depreciation and amortization of $7.9 million and compensation expense related to common stock and options of $2.0 million. These adjustments were offset by net working capital changes resulting in an increase in cash of $10.3 million. This change in working capital was primarily the result of decreased accounts receivable balances of $8.9 million and a decreased inventory balance of $6.1 million. The decrease in accounts receivable is a result of strong collections during the three months ended December 31, 2005. Our days sales outstanding decreased to 63 days at December 31, 2005 from 68 days at September 30, 2005. Other changes in working capital included increased accounts payable levels of $6.1 million, decreased deferred revenues of $3.0 million, and decreases in accrued expenses and other current liabilities of $4.4 million primarily the result of our semi-annual interest payment on our Convertible Subordinated Notes of $4.2

BROOKS AUTOMATION, INC.
million along with increases in prepaid expenses and other current assets of $3.4 million primarily as a result of prepayments for corporate insurance policies.
     Cash used by investing activities was $18.2 million for the three months ended December 31, 2005, and is principally comprised of net purchases of marketable securities of $24.2 million as we took excess cash and purchased additional marketable securities to maximize investment returns and $2.9 million used for capital additions, offset by the addition of $9.0 million received net of expenses in conjunction with the acquisition of Helix Technology.
     Cash provided by financing activities was $0.6 million for the three months ended December 31, 2005, which reflects the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.
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
     At December 31, 2005, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
     We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business.
Recently Enacted Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

BROOKS AUTOMATION, INC.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
          Our primary market risk exposures are to changes in interest rates and foreign currency exchange rates.
          Interest Rates.
          We have a significant amount of cash and cash equivalents, and maintain an investment portfolio consisting of short-term instruments, including repurchase agreements with major banks, U.S. government and corporate securities and mutual funds that invest in U.S. government securities to earn a return on this cash. Many of these instruments are interest-bearing instruments with fixed interest rates. Our convertible subordinated notes have a fixed interest rate. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on our balance sheet but would result in an increase or decrease in annual other income (expense) of approximately $3.5 million.
          Foreign Currency Exchange Rates.
          A portion of our business is conducted outside the United States through foreign subsidiaries which maintain accounting records in their local currencies. Consequently, some of our assets and liabilities are denominated in currencies other than the United Stated dollar. Fluctuations in foreign currency exchange rates affect the carrying amount of these assets and liabilities and our operating results. We do not enter into market risk sensitive instruments to hedge these exposures.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms.
     Change in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BROOKS AUTOMATION, INC.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     The following risk factors incorporate all material changes from the risk factors disclosed in our Annual report on Form 10-K for the fiscal year ended September 30, 2005.
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
     Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us from the third quarter of fiscal 2001 until well into 2003. As a result of that downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. That reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Although our business became profitable during 2004, a downward trend again developed during fiscal 2005 in the semiconductor industry, and our revenues in fiscal 2005 just ended declined from the prior year. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.
Risks Relating to Brooks
Our operating results could fluctuate significantly, which could negatively impact our business.
     Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:
•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry and the markets upon which it depends or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

BROOKS AUTOMATION, INC.
•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions, divestitures or other strategic transactions;

•	our ability to reduce our costs in response due to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.
     As a result of these risks, we believe that quarter to quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.
Our restructuring activities and cost reduction measures may be insufficient to offset reduced demand for our products and may have materially harmed our business.
     We continuously review our cost structure and, where deemed necessary, we implement cost reductions and other restructuring activities throughout our organization. These cost saving measures include reductions in workforce, salary and wage reductions, reduced inventory levels, consolidation of manufacturing facilities to our Chelmsford, Massachusetts facilities and the discontinuation of certain product lines and information technology projects. Although we had net income in fiscal 2004 when the semiconductor industry rebounded, we experienced a net loss in fiscal 2005 when our sales levels begin to decline. Our failure to adequately manage our costs, in response to reduced demand for our products and services, could materially harm our business and prospects and our ability to maintain our competitive position. Our restructuring activities could harm us because they may result in reduced productivity by our employees and increased difficulty in retaining and hiring a sufficient number of qualified employees familiar with our products and processes and the locales in which we operate.
Delays and technical difficulties in our products and operations may result in lost revenue, lost profit, delayed or limited market acceptance or product liability claims.
     As the technology in our systems and manufacturing operations has become more complex and customized, it has become increasingly difficult to design and integrate these technologies into our newly-introduced systems, procure adequate supplies of specialized components, train technical and manufacturing personnel and make timely transitions to volume manufacturing. Due to the complexity of our manufacturing processes, we have on occasion failed to meet our customers’ delivery or performance criteria, and as a result we have deferred revenue recognition, incurred late delivery penalties and had higher warranty and service costs. We may experience these problems again in the future. We may be unable to recover expenses we incur due to changes or cancellations of customized orders. There are also substantial unanticipated costs associated with ensuring that new products function properly and reliably in the early stages of their life cycle. These costs have been and could in the future be greater than expected as a result of these complexities. Our failure to control these costs could materially harm our business and profitability.
     Because many of our customers use our products for business-critical applications, any errors, defects or other performance or technical problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek to recover damages from us for losses related to any of these issues. A product liability claim brought against us, even if not successful, would likely be time- consuming and costly to defend and could adversely affect our marketing efforts.

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
     Our success is dependent on our ability to respond to the rapid rate of technological change present in the semiconductor manufacturing industry. The success of our product development and introduction depends on our ability to:
•	accurately identify and define new market opportunities and products;

•	obtain market acceptance of our products;

•	timely innovate, develop and commercialize new technologies and applications;

•	adjust to changing market conditions;

•	differentiate our offerings from our competitors’ offerings;

•	ability to obtain intellectual property rights;

•	continue to develop a comprehensive, integrated product and service strategy;

•	properly price our products and services; and

•	design our products to high standards of manufacturability such that they meet customer requirements.
     If we cannot succeed in responding in a timely manner to technological and/or market changes or if the new products that we introduce do not achieve market acceptance, we could lose our competitive position which could materially harm our business and our prospects.
The global nature of our business exposes us to multiple risks.
     For the three months ended December 31, 2005, approximately 47% of our revenues were derived from sales outside North America, while approximately 48% of our revenues in fiscal 2005 were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:
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

BROOKS AUTOMATION, INC.
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
     We acquired Helix effective October 26, 2005. In addition we have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:
•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies and realizing the anticipated synergies of the combined businesses;

•	defining and executing a comprehensive product strategy;

•	managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

•	the potential loss of key employees, customers and strategic partners of ours or of acquired companies;

•	unanticipated problems or latent liabilities, such as problems with the quality of the installed base of the target company’s products or infringement of another Company’s intellectual property by a target Company’s activities or products;

•	problems associated with compliance with the target company’s existing contracts;

•	difficulties in managing geographically dispersed operations; and

•	the diversion of management’s attention from normal daily operations of the business.
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
     We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst/Shinko, Daifuku, Camstar, Datasweep, Intercim, IBM, Murata, Rorze, TDK and Yaskawa and other smaller, regional companies. We also endeavor to sell products to OEM manufacturers, such as Applied Materials, Novellus, KLA-Tencor and TEL, that also satisfy their semiconductor and flat panel display handling needs internally rather

BROOKS AUTOMATION, INC.
than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.
Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.
     We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 41% of our total revenues in the first quarter of fiscal 2006, 44% of our total revenues in the fiscal year ended September 30, 2005, 39% of our total revenues in fiscal 2004, and 37% in fiscal 2003. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.
Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.
     Our customers may need several months to test and evaluate our products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. The impact of this risk can be magnified during the periods in which we introduce a number of new products, as was the case during fiscal 2005, and will continue in fiscal 2006. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its plans.
     In addition, many of our products will not be sold directly to the end-user but will be components of other products. As a result, we rely on OEMs of our products to select our products from among alternative offerings to be incorporated into their equipment at the design stage; so-called design-ins. The OEM’s decisions often precede the generation of volume sales, if any, by a year or more. Moreover, if we are unable to achieve these design-ins from OEMs, we would have difficulty selling our products to that OEM because changing suppliers involves significant cost, time, effort and risk on the part of that OEM.
Customers generally do not make long term commitments to purchase our products and our customers may cease purchasing our products at any time.
     Sales of our products are often made pursuant to individual purchase orders and not under long-term commitments and contracts. Our customers frequently do not provide any assurance of minimum or future sales and are not prohibited from purchasing products from our competitors at any time. Accordingly, we are exposed to competitive pricing pressures on each order. Our customers also engage in the practice of purchasing products from more than one manufacturer to avoid dependence on sole-source suppliers for certain of their needs. The existence of these practices makes it more difficult for us to increase price, gain new customers and win repeat business from existing customers.

BROOKS AUTOMATION, INC.
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
     Freescale alleges that we had a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of our AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the suit brought by ITI. AutoSched is a software program sold by us and by one or more companies that formerly owned the AutoSched product prior to the acquisition of AutoSched by us in 1999 from Daifuku U.S.A, Inc.
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
     We rely upon patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the semiconductor- and flat panel display process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.
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
     We cannot predict the extent to which we might be required to seek licenses or alter our products so that they no longer infringe the rights of others. We also cannot guarantee that licenses will be available or the terms of any licenses we may be required to obtain will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical and could detract from the value of our products. If a

BROOKS AUTOMATION, INC.
judgment of infringement were obtained against us, we could be required to pay substantial damages and a court could issue an order preventing us from selling one or more of our products. Further the cost and diversion of management attention brought about by such litigation could be substantial, even if we were to prevail. Any of these events could result in significant expense to us and may materially harm our business and our prospects.
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
     We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. We do not generally have long-term supply contracts with these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event of an industry upturn, these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier alters their manufacturing processes suffers a production stoppage for any reason or modifies or discontinues their products, this could result in a delay or reduction in product shipments to our customers. Any of the contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.
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

BROOKS AUTOMATION, INC.
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
Our stock price is volatile.
     The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2004 through the end of this quarter, our stock price fluctuated between a high of $27.30 per share and a low of $11.62 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:
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

BROOKS AUTOMATION, INC.
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
     The Financial Accounting Standards Board (FASB) issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. These expenses have been incorporated into our financial statements for the quarter ending December 31, 2005. In fiscal 2006, we expect that the stock-based compensation cost will have a material effect on our net income as a result of the adoption of Statement 123R, and could adversely affect the market price of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
     A Special Meeting of the stockholders of the Company was held on October 26, 2005. At this meeting, the stockholders were asked to vote on the following proposals:
1.	To approve the issuance of shares of Brooks common stock pursuant to the Agreement and Plan of Merger, dated as of July 11, 2005, among Brooks, Mt. Hood Corporation and Helix, as amended on August 29, 2005;

Votes For:	34,411,095
Votes Against:	311,778
Abstentions:	62,831
2.	To approve a proposal to amend Brooks’ certificate of incorporation if the merger is consummated to increase Brooks’ authorized shares of common stock from 100,000,000 shares to 125,000,000 shares

Votes For:	34,032,120
Votes Against:	693,398
Abstentions:	60,186
3.	To permit Brooks’ board of directors or its chairman, in its or his discretion, to adjourn or postpone the special meeting if necessary for further solicitation of proxies if there are not sufficient votes at the originally scheduled time of the special meeting to approve either of the above proposals

Votes For:	29,003,309
Votes Against:	4,555,855
Abstentions:	1,226,540

BROOKS AUTOMATION, INC.
Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.03 of Brooks’ registration statement on Form S-3, filed on August 27, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.3 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.4 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.5 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.6	Certificate of Ownership and Merger of PRI Automation, Inc. into Brooks (incorporated herein by reference to Exhibit 3.6 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Brooks (incorporated by reference to Exhibit 4.13 of Brooks’ registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).

3.8	Certificate of Change of Registered Agent and Registered Office of Brooks (incorporated herein by reference to Exhibit 3.8 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.9	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated by reference to Exhibit 3.01 of Brooks’ quarterly report for the quarterly period ended March 31, 2003, filed on May 13, 2003).

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: February 9, 2006	/s/ EDWARD C. GRADY Edward C. Grady
Director, President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 9, 2006	/s/ ROBERT W. WOODBURY, JR.

Robert W. Woodbury, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.03 of Brooks’ registration statement on Form S-3, filed on August 27, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.3 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.4 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.5 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.6	Certificate of Ownership and Merger of PRI Automation, Inc. into Brooks (incorporated herein by reference to Exhibit 3.6 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Brooks (incorporated by reference to Exhibit 4.13 of Brooks’ registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).

3.8	Certificate of Change of Registered Agent and Registered Office of Brooks (incorporated herein by reference to Exhibit 3.8 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.9	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated by reference to Exhibit 3.01 of Brooks’ quarterly report for the quarterly period ended March 31, 2003, filed on May 13, 2003).

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications