Form 10-K/A
period 2005-09-30
BROOKS AUTOMATION INC
filed 2006-07-31
CIK 933974

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
Common Stock, $0.01 par value
Rights to Purchase Common Stock
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note
Restatement of Consolidated Financial Statements
     We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended September 30, 2005 to restate our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6.
     On May 10, 2006, our Board of Directors concluded that our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 as well as the selected financial data for the years ended September 30, 2002 and 2001 should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate its financial statements was based on the facts obtained by management and an independent investigation into our stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of the Board of Directors. The Board created the Special Committee, which was composed solely of independent directors, to conduct a review of matters related to past stock option grants (including the timing of such grants and associated documentation) after receiving inquiries regarding the timing of certain stock option grants. Separately, the Company’s management also reviewed stock option grants from 1995 through the second quarter of fiscal 2006 to determine whether any material accounting errors had occurred with respect to stock option grants.
     We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. All the information in this Form 10-K/A is as of September 30, 2005 and does not reflect any subsequent information or events other than the restatement and related matters discussed in footnote 22 to the consolidated financial statements appearing in this Form 10-K/A. For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part II – Item 6 – Selected Financial Data;
Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II – Item 8 – Financial Statements and Supplementary Data;
Part II – Item 9A – Controls and Procedures;
Part IV – Item 15 – Exhibits and Financial Statement Schedules
     Other than discussed above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.01, 31.02, and 32.

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
Products
 Hardware Products
     Our hardware for process and metrology equipment are offered as either modules or systems. Modules are discrete components such as robots and aligners, cryogenic pumps, chillers and vacuum gauges, while systems are pre-integrated assemblies such as the cluster tool platform that may consist of a number of modules provided by us or other suppliers. We provide automation modules and systems for vacuum and atmospheric equipment as well as tool control software, mini-environment products, calibration and alignment products, and high-precision airflow controls primarily for the semiconductor industry. Other industries that we serve in this segment of the market include LCD and data storage. We use a common architecture in the design and production of systems and modules. Shared technologies and common software controls enable us to respond to changing industry demands, such as processing larger 300mm semiconductor wafers. Our Original Equipment Manufacturer (“OEM”) customers have the option of either buying individual modules from us and assembling their own systems in-house, or buying the entire automation system from us, pre- assembled, tested and certified from our factory. Also included in this segment is the assembly and manufacturing of customer designed automation systems, known as contract automation systems.
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
Customers
     We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. Our customers also include companies who are in the LCD, data storage and other similar industries. As a result of the Helix acquisition, certain products are sold to non-semiconductor customers in imaging and coating and analytic instruments. We have major customers in the United States, Europe and Asia. We expect international revenues to continue to represent a significant percentage of total revenues. Our industry is seeing an increasing business shift to Asia. See Note 17, “Segment and Geographic Information” of Notes to the Consolidated Financial Statements for further discussion of our sales by geographic region and revenue, income and assets by financial reporting segment.

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
     For the area of vacuum systems, utilizing the service capabilities previously offered by Helix, we provide an extensive range of global support and vacuum system monitoring services that lower vacuum systems end- users’ total costs of ownership. We increase our customers’ system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers’ installed base of production tools. Our service offerings in the vacuum systems segment include TrueBlue Service Agreements, GUTS® (Guaranteed Up Time Support) customer response system and GOLDLink® (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the vacuum system performance of our customers’ production tools. The GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.
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
     We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was recently granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Asyst has appealed the adverse judgment and the case is being heard at the Federal Circuit Court.
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
Gartner Information
     Information contained in this annual report on Form 10-K/A attributable to Gartner, Gartner Dataquest or Dataquest as reflected in their 2004 Semiconductor Manufacturing Equipment Market Share Analysis published in April 2005 represents Gartner’s estimates and we make no representation that this information represents facts.
Item 2. Properties
     Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We have a lease on a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(approx.)	Expiration
Chelmsford, Massachusetts	Corporate headquarters,	295,000	Owned
	training, manufacturing,
	hardware and software
	R&D

Chelmsford, Massachusetts	Manufacturing, training,	93,000	October 2014
	warehouse

Jena, Germany	Manufacturing, R&D	66,000	Several Leases with
	hardware, sales,		terms that end
	support, training (4		through July 2006
	buildings)

Salt Lake City, Utah	R&D software, training	46,900	September 2006

San Jose, California	Sales and support, R&D	55,600	January 2010
	hardware and software

Kiheung, South Korea	Manufacturing, R&D	63,000	November 2015
	hardware, sales and
	support

Phoenix, Arizona	R&D hardware and software	19,500	Owned

Mansfield, Massachusetts	Helix corporate	160,000	December 2006
	headquarters,
	manufacturing, R&D

Longmont, Colorado	Engineering,	60,000	February 2015
	manufacturing, R&D

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
Item 6. Selected Financial Data
     The statement of operations data included in the selected consolidated financial data set forth below for the years ended September 30, 2005, 2004 and 2003 and the balance sheet data set forth below at September 30, 2005 and 2004 are derived from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K/A. The statement of operations data set forth below for the years ended September 30, 2002 and 2001 and the balance sheet data set forth below at September 30, 2003, 2002 and 2001 has been restated to conform to the financial statements included in this Form 10-K/A and is presented herein on an unaudited basis.
     Refer to the “Restatement of Previously Issued Financial Statements” explanatory note presented in this Annual Report on Form 10-K/A and Note 3 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 and at September 30, 2005 and 2004.

	Year Ended September 30,
	2005(5)	2004(5)	2003(1)(2)(5)(6)
	(as restated)	(as restated)	(as restated)
	(In thousands, except per share data)
Revenues	$463,746	$535,053	$340,092
Gross profit	$162,431	$202,276	$98,516
Income (loss) from continuing operations before income taxes and minority interests	$(2,751)	$32,398	$(194,806)
Income (loss) from continuing operations	$(8,096)	$24,134	$(199,926)
Net income (loss)	$(11,612)	$14,659	$(203,024)
Basic earnings (loss) from continuing operations per share	$(0.18)	$0.56	$(5.44)
Diluted earnings (loss) from continuing operations per share	$(0.18)	$0.55	$(5.44)
Shares used in computing basic earnings (loss) per share	44,919	43,006	36,774
Shares used in computing diluted earnings (loss) per share	44,919	43,573	36,774

	Year Ended September 30,
	2002(3)(5)(7)	2002(3)(5)(7)	2002(3)(5)(7)	2001(4)	2001(4)	2001(4)
	(as reported)	(restatement)	(as restated)	(as reported)	(restatement)	(as restated)
	(In thousands, except per share data)
Revenues	$300,538	$—	$300,538	$381,716	$—	$381,716
Gross profit	$82,478	$(3,722)	$78,756	$152,384	$(2,456)	$149,928
Loss from continuing operations before income taxes and minority interests	$(620,997)	$(16,494)	$(637,491)	$(36,523)	$(11,477)	$(48,000)
Loss from continuing operations	$(713,539)	$(18,683)	$(732,222)	$(29,660)	$(7,516)	$(37,176)
Net loss	$(719,954)	$(18,683)	$(738,637)	$(29,660)	$(7,516)	$(37,176)
Accretion and dividends on preferred stock	$—	$—	$—	$90	$—	$90
Net loss attributable to common stockholders	$(719,954)	$(18,683)	$(738,637)	$(29,750)	$(7,516)	$(37,266)
Basic loss from continuing operations per share	$(27.65)	$(0.72)	$(28.37)	$(1.65)	$(0.42)	$(2.07)
Diluted loss from continuing operations per share	$(27.65)	$(0.72)	$(28.37)	$(1.65)	$(0.42)	$(2.07)
Shares used in computing basic loss per share	25,807	—	25,807	18,015	—	18,015
Shares used in computing diluted loss per share	25,807	—	25,807	18,015	—	18,015

	As of September 30,
	2005	2004	2003	2002	2001
	(as restated)				(as restated)
	(In thousands)
Total assets	$624,080	$671,039	$493,245	$657,497	$711,893
Working capital(1)	$168,231	$294,137	$135,156	$176,338	$282,163
Notes payable and revolving credit facilities	$—	$—	$—	$—	$17,122
Current portion of long-term debt and other obligations	$12	$11	$98	$8	$392
Subordinated notes due 2008(1)	$175,000	$175,000	$175,000	$175,000	$175,000
Other long-term debt (less current portion)	$2	$14	$25	$177	$31
Stockholders’ equity	$309,835	$312,895	$162,830	$308,235	$426,358

(1)	As a result of the restatement, the Company has reclassified $175 million of debt principal and associated deferred financing costs of $2.2 million from long-term to short-term at September 30, 2005.
     The following tables present selected unaudited consolidated quarterly financial information as restated for all quarters in fiscal years 2005 and 2004 from previously reported information filed on Form 10-Q and Form 10-K as a result of the restatement of our financial results discussed in this Form 10-K/A.
As reported

	Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenues	$117,233	$129,454	$113,760	$103,299
Gross profit	$42,066	$43,860	$40,085	$36,791
Income (loss) from continuing operations	$81	$(251)	$1,283	$(7,654)
Basic earnings (loss) from continuing operations per share	$0.00	$(0.01)	$0.03	$(0.17)
Diluted earnings (loss) from continuing operations per share	$0.00	$(0.01)	$0.03	$(0.17)
Restatement

	Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenues	$—	$—	$—	$—
Gross profit	$(333)	$(14)	$(12)	$(12)
Loss from continuing operations	$(1,485)	$(23)	$(23)	$(24)
Basic loss from continuing operations per share	$(0.03)	$(0.00)	$(0.00)	$(0.00)
Diluted loss from continuing operations per share	$(0.03)	$(0.00)	$(0.00)	$(0.00)
As restated

	Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenues	$117,233	$129,454	$113,760	$103,299
Gross profit	$41,733	$43,846	$40,073	$36,779
Income (loss) from continuing operations	$(1,404)	$(274)	$1,260	$(7,678)
Basic earnings (loss) from continuing operations per share	$(0.03)	$(0.01)	$0.03	$(0.17)
Diluted earnings (loss) from continuing operations per share	$(0.03)	$(0.01)	$0.03	$(0.17)

As reported

	Year Ended September 30, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenues	$81,545	$137,377	$153,787	$162,344
Gross profit	$29,932	$50,927	$57,275	$64,659
Income (loss) from continuing operations	$(8,365)	$7,612	$12,451	$15,498
Basic earnings (loss) from continuing operations per share	$(0.22)	$0.17	$0.28	$0.35
Diluted earnings (loss) from continuing operations per share	$(0.22)	$0.17	$0.28	$0.35
Restatement

	Year Ended September 30, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenues	$—	$—	$—	$—
Gross profit	$(236)	$(93)	$(101)	$(87)
Loss from continuing operations	$(979)	$(665)	$(1,003)	$(415)
Basic loss from continuing operations per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Diluted loss from continuing operations per share	$(0.02)	$(0.02)	$(0.03)	$(0.01)
As restated

	Year Ended September 30, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenues	$81,545	$137,377	$153,787	$162,344
Gross profit	$29,696	$50,834	$57,174	$64,572
Income (loss) from continuing operations	$(9,344)	$6,947	$11,448	$15,083
Basic earnings (loss) from continuing operations per share	$(0.24)	$0.16	$0.26	$0.34
Diluted earnings (loss) from continuing operations per share	$(0.24)	$0.15	$0.25	$0.34

(1)	Amounts include results of operations of Microtool, Inc. (acquired October 9, 2002) for the periods subsequent to its acquisition.

(2)	Amounts include our share of the results of operations of Brooks Switzerland in accordance with the equity method of accounting.

(3)	Amounts include results of operations of Hermos Informatik GmbH (acquired July 3, 2002); PRI Automation, Inc. (acquired May 14, 2002); Intelligent Automation Systems, Inc. and IAS Products, Inc. (acquired February 15, 2002) (see Note 5); Fab Air Control (acquired December 15, 2001); the Automation Systems Group of Zygo Corporation (acquired December 13, 2001); Tec-Sem A.G. (acquired October 9, 2001) and General Precision, Inc. (acquired October 5, 2001) for the periods subsequent to their respective acquisitions.

(4)	Amounts include results of operations of SEMY Engineering, Inc. (acquired February 16, 2001), the KLA e-Diagnostics product business (acquired June 26, 2001), CCS Technology, Inc. (acquired June 25, 2001) and SimCon N.V. (acquired May 15, 2001) for the periods subsequent to their respective acquisitions.

(5)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division, previously reported as the Company’s “Other” reportable segment, which was reclassified as a discontinued operation in June 2005.

(6)	Amounts include $40.0 million for asset impairments.

(7)	Amounts include $474.4 million for asset impairments and $106.7 million for deferred tax write-offs.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Form 10-K/A constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements such as estimates of future revenue, gross margin, and expense levels as well as the performance of the semiconductor industry as a whole. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Restatement of Consolidated Financial Statements
     On May 10, 2006, our Board of Directors concluded that our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 as well as the selected financial data for the years ended September 30, 2002 and 2001 should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). Our decision to restate our financial statements was based on the facts obtained by management and an independent investigation into our stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of the Board of Directors. The Board created the Special Committee, which was composed solely of independent directors, to conduct a review of matters related to past stock option grants (including the timing of such grants and associated documentation) after receiving inquiries regarding the timing of certain stock option grants. Separately, the Company’s management also reviewed stock option grants from 1995 through the second quarter of fiscal 2006 to determine whether any material accounting errors had occurred with respect to stock option grants.
     We have concluded that there were material accounting errors with respect to a number of stock option grants. In general, these stock options were granted with an exercise price equal to the Nasdaq closing market price for our common stock on the date set forth on written consents signed by one or more directors. We used the stated date of these consents as the “measurement date” for the purpose of accounting for them under GAAP, and as a result recorded no compensation expense in connection with the grants.
     We have concluded that a number of written consents were not fully executed or effective on the date set forth on the consents and thus that using the stated date as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. Generally, the changes in measurement dates are due to two kinds of errors: (1) we treated unanimous written consents of directors approving stock option grants as effective on the date stated on the consent, instead of the date upon which we received the consent form containing the last signature required for unanimity; and (2) we treated option grants to multiple employees as effective prior to the date upon which we had determined the exact number of options that would be granted to each individual employee. In cases where the closing market price on the revised measurement date exceeded the Nasdaq closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option.
     We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was approximately $58.7 million during the period from our initial public offering in 1996 through September 30, 2005. The corrections made in the restatement relate to options covering approximately 6.0 million shares. In the restatement, we recorded stock-based compensation expense of $1.6 million, $3.1 million and $17.3 million for the years ended September 30, 2005, 2004 and 2003, respectively, and $36.7 million prior to fiscal 2003. In addition, we recorded an income tax benefit of $1.8 million prior to fiscal 2003. The cumulative effect of the restatement adjustments on our consolidated balance sheet at September 30, 2005 was an increase in additional paid-in capital offset by a corresponding increase in the accumulated deficit and deferred compensation which results in no net effect on stockholders’ equity. The adjustments increased previously reported diluted loss from continuing operations per common share by $0.03 and $0.47 for the years ended September 30, 2005 and 2003, respectively, and decreased diluted earnings from continuing operations per common share by $0.07 for the year ended September 30, 2004. Approximately 99% of the charges relating to revised measurement dates arose from incorrect measurement dates for stock options granted during fiscal years 1996 through 2002. Subsequent to fiscal 2002 and prior to the inception of the investigation, we had revised our stock option and restricted stock grant practices. Neither the Company nor the Special Committee concluded that anyone now affiliated with the Company was complicit in any intentional wrongdoing. The Company and the Special Committee were unable to conclude that the accounting errors relating to revised measurement dates for stock option grants were the result of intentional misconduct of any company personnel. There was no impact on revenue or net cash provided by operating activities as a result of this compensation expense.
     In addition to the compensation expenses described above, we also recorded approximately $5.8 million of non-cash, stock-based compensation expense in connection with a stock option held by former CEO Robert J. Therrien that we have concluded he was permitted to exercise in November 1999 despite its expiration in August of 1999. This transaction was previously accounted for and disclosed as a loan by the Company to Mr. Therrien for the purpose of permitting him to exercise the option. Specifically, in November 1999, three directors of the Company (including Mr. Therrien) signed a ratification document pursuant to which Mr. Therrien was deemed to have been granted a loan as of August 1999. According to the document, in June 1999 our directors (Messrs. Khoury, Emerick and Therrien) discussed extending a loan to Mr. Therrien for the purpose of permitting him to exercise an option to purchase 225,000 shares of the Company’s stock prior to its expiration in August 1999. Based on the document, the Company in November 1999 deemed Mr. Therrien to have timely exercised the options, and accounted for the exercise without recognizing compensation expense. As a result of facts obtained by the Special Committee, we determined that Mr. Therrien misrepresented the facts of the loan and the ratification document described above was false as there were no discussions concerning a loan in June 1999. As a result, we have determined that the option expired in August 1999 and that compensation expense should have been recorded in connection with Mr. Therrien’s purchase of stock in November 1999. At that time, Mr. Therrien paid approximately $560,000 (the exercise price of $2.43 per share, plus interest deemed due on the loan) for 225,000 shares then worth approximately $6,314,000 (or $28.06 per share). In the restatement, we have recognized compensation expense in November 1999 equal to the difference between the price paid by Mr. Therrien and the market value of the stock on the date of sale. The three directors including Mr. Therrien are no longer affiliated with the Company.
     As part of our review, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. Apart from the errors underlying the restatement described above, no other matters have come to our attention that should be adjusted in our previously issued financial statements.
     As a result, we recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million. Principally as a result of losses incurred, we recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003.
Related Proceedings
     On May 12, 2006, we announced that we had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to us in connection with an informal inquiry by that office regarding a loan we previously reported had been made to Mr. Therrien in connection with his exercise of stock options in 1999. On June 23, 2006, we were informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued a subpoena to us seeking documents related to our stock option grant practices and a purported loan to Robert Therrien in August 1999 in connection with his exercise of a stock option.
     On May 19, 2006, we received a grand jury subpoena from the United States Attorney (the “DOJ”) for the Eastern District of New York requesting documents relating to stock option grants. Responsibility for the DOJ’s investigation was subsequently assumed by the United States Attorney for the District of Massachusetts. On June 22, 2006, the United States Attorney’s Office for the District of Massachusetts issued a grand jury subpoena to us in connection with an investigation by that office into the timing of stock option grants by us and the loan to Mr. Therrien mentioned above.
     We are cooperating fully with the investigations being conducted by the SEC and the DOJ.

     On May 22, 2006, a derivative action was filed nominally on our behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al. The Defendants in the case are: A. Clinton Allen, Director of the Company; Roger D. Emerick, former Director of the Company; Edward C. Grady, Director, President and CEO of the Company; Amin J. Khoury, former Director of the Company; Joseph R. Martin, Director of the Company; John K. McGillicuddy, Director of the Company; and Robert J. Therrien, former Director, President and CEO of the Company. The complaint alleges defendants breached their fiduciary duties by backdating stock option grants; violating Generally Accepted Accounting Principles; causing us to issue false and misleading financial statements; and causing us to file false proxy statements and Form 4’s. The complaint further alleges that Messrs. Therrien, Grady, Emerick and Khoury were unjustly enriched as a result of their receipt and retention of backdated stock option grants. The Complaint seeks, on our behalf, inter alia, damages against the individual defendants for breaches of fiduciary duties; disgorgement of any backdated stock options or the proceeds of any related exercised stock options; other equitable relief to remedy breached fiduciary duties; and plaintiff’s costs.
     On May 26, 2006, a derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on our behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al. The Defendants in the action are: Mr. Grady; Mr. Allen; Mr. Emerick; Mr. Khoury; Robert J. Lepofsky, Director of the Company; Mr. Martin; Mr. McGillicuddy; Krishna G. Palepu, Director of the Company; Alfred Woollacott, III, Director of the Company; Mark S. Wrighton, Director of the Company; and Marvin Schorr, Director of the Company. The complaint alleges defendants breached fiduciary duties owed us by causing or allowing the backdating of stock option grants; the issuance of inaccurate financial results; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment. The complaint seeks, on our behalf, inter alia, damages against the director defendants for breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; the Court to direct us to take actions to improve corporate governance and internal procedures; extraordinary equitable and/or injunctive relief; restitution and disgorgement of profits; and plaintiff’s costs.
     The parties have filed a motion to consolidate the two state derivative actions in Massachusetts Superior Court. If the motion is granted, a consolidated complaint is required to be filed within 30 days of the consolidation order.
     On May 30, 2006, a derivative action was filed in the United States District Court for the District of Massachusetts, captioned as Mark Collins, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Robert J. Therrien, et al. The defendants in the action are: Mr. Therrien; Mr. Allen; Mr. Emerick; Mr. Grady; Mr. Khoury; Mr. Martin; and Mr. McGillicuddy. The complaint alleges breach of fiduciary duties in connection with the management of the Company; disseminating false information to the market; failing to design and implement adequate internal controls; and as against Messrs. Therrien, Grady, Emerick and Khoury, unjust enrichment. The complaint seeks, on our behalf, inter alia, damages against the individual defendants for breaches of fiduciary duties; disgorgement of backdated stock options or proceeds from exercised stock options; other equitable relief to remedy the breaches of fiduciary duties; and plaintiff’s costs.
     On June 7, 2006, a derivative action was filed in the United States District Court for the District of Massachusetts, captioned as City of Pontiac General Employees’ Retirement System, Derivatively on Behalf of Brooks Automation, Inc. v. Robert J. Therrien, et al. The Defendants in this action are: Mr. Therrien; Mr. Emerick; Mr. Khoury; Mr. Allen; Mr. Grady; Mr. Lepofsky; Mr. Martin; Mr. McGillicuddy; Mr. Palepu; Mr. Woollacott, III; Mr. Wrighton; and Mr. Schorr. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; unjust enrichment; rescission against Messrs. Therrien, Emerick and Khoury; and breach of contract against Mr. Therrien. The complaint seeks, on our behalf, inter alia, damages against the individual defendants for breaches of fiduciary duties; extraordinary equitable and/or injunctive relief; and plaintiff’s costs.
     The parties have filed a motion to consolidate the two federal derivative actions in the United States District Court for the District of Massachusetts. If the order is granted, the plaintiffs will have 45 days to file a consolidated complaint, or to designate one of the existing complaints as the operative complaint.

     On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al. The defendants in this action are: the Company; Mr. Therrien; Ellen Richstone, the Company’s former Chief Financial Officer; Mr. Emerick; Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against us and the individual defendants; Section 20(a) of the Exchange Act against the individual defendants; Section 11 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; Section 12 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; and Section 15 of the Securities Act against Messrs. Grady, Woodbury, Emerick, Khoury and Therrien. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs.
     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc., et al. The Defendants in the case are: the Company; Mr. Therrien; Ms. Richstone; Mr. Emerick; Mr. Khoury; Mr. Woodbury; and Mr. Grady. As of this date, we have not been served with the complaint. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs.
     We are aware of additional proposed class actions, posted on the websites of the Brower Piven, the Charles H. Johnson and Associates, and the Federwood & Sherwood law firms. We are not yet aware of the filing of such actions, and Brooks has not been served with a complaint or any other process in any of these matters.
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
     In fiscal 2005, our total revenues decreased 13.3% to $463.7 million from the prior year compared to 57.3% growth in fiscal 2004. This decrease is consistent with, and reflective of, lower industry demand for semiconductor capital equipment in fiscal 2005. Our revenue by segment for fiscal 2005 and 2004 is as follows (in thousands):

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

     Gross margins decreased 2.8 percentage points to 35.0% for fiscal 2005 from the prior year in comparison to an 8.8 percentage point increase in fiscal 2004. The decrease is primarily attributable to reduced overhead absorption due to reduced sales volumes. We expect our gross margins to increase slightly in the near term as a result of various cost reduction measures.
     We recorded a loss from continuing operations of $8.1 million or $0.18 per diluted share in fiscal 2005 compared to income from continuing operations of $24.1 million or $0.55 per diluted share in fiscal 2004. This loss is the result of declining revenues and gross margins and includes a restructuring charge of $16.5 million related to workforce reductions and excess facilities charges. We were able, however, to generate $31.1 million of cash from operations in fiscal year 2005 as a result of diligent working capital management, compared to a positive cash flow from operations of $8.9 million in fiscal 2004. At September 30, 2005, we had cash, cash equivalents and marketable securities aggregating $357.0 million.
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
Stock-Based Compensation
     Our employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. We elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by FAS 148, for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with FAS 123 and related interpretations.
     Under APB No. 25, compensation expense is measured as of the date the quantity of shares to an individual who is entitled to receive them and exercise price becomes fixed. Generally, this occurs on the grant date, in which case the stock option is accounted for as a fixed award as of the date of grant. The grant date cannot precede the date on which the grant is approved through either the execution of written consents (i.e. unanimously by the Compensation Committee or, for certain awards, individually by the Chief Executive Officer in his delegated capacity as Sole Member of a Special Committee of the Board of Directors) or through a valid meeting of the Compensation Committee. Compensation expense associated with fixed awards is measured as the difference between the fair market value of our stock on the date of grant and the grant recipient’s exercise price, which is the intrinsic value of the award on that date. Stock compensation expense is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.
     We account for modifications to stock options under FIN No. 44. Modifications include, but are not limited to acceleration of vesting and continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the optionee’s exercise price.
     We value stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option-pricing model, in accordance with FIN No. 44. The fair value of assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as unearned stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method.
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
Gross Margin
     Gross margin decreased to $162.4 million or 35.0% for the year ended September 30, 2005, compared to $202.3 million or 37.8% for the previous year. Our hardware segment gross margin decreased to $99.8 million or 27.0% in the year ended September 30, 2005, from $130.1 million or 31.3% in the prior year. The decrease is primarily attributable to reduced overhead absorption due to reduced sales volumes. Our software segment’s gross margin for the year ended September 30, 2005, decreased to $62.6 million or 66.7%, compared to $72.2 million or 60.3% in the prior year. The decrease in gross margin is primarily attributable to lower software license sales. The increase in the gross margin as a percentage of revenue primarily reflects the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.

     Gross margin on product revenues was $101.3 million or 30.0% for the year ended September 30, 2005, compared to $160.0 million or 39.8% for the prior year. The decrease in product margins is primarily attributable to reduced overhead absorption due to reduced sales volumes.
     Gross margin on service revenues was $61.1 million or 48.6% for the year ended September 30, 2005, compared to $42.3 million or 31.9% in the previous year. The increase is primarily the result of the higher margins on hardware segment services coupled with the impact of lower gross margins realized on the $17.3 million software project revenue discussed above.
Research and Development
     Research and development expenses for the year ended September 30, 2005, were $62.7 million, a decrease of $2.9 million, compared to $65.6 million in the previous year. Research and development expenses increased as a percentage of revenues, to 13.5%, from 12.3% in the prior year. The decrease in absolute spending is primarily the result of our cost reduction actions, while the increase as a percentage of revenue reflects the lower revenue levels against which these costs were measured. Our plan in hardware is to continue to invest in research and development to enhance existing products and develop new products for the semiconductor industry. Our plan in software is to continue to invest in research and development to enhance existing factory automation products and develop new products for the semiconductor market, as well as invest in the development of manufacturing software for other industries, principally medical instrumentation.
Selling, General and Administrative
     Selling, general and administrative expenses were $81.7 million for the year ended September 30, 2005, a decrease of $4.9 million, compared to $86.6 million in the prior year. Selling, general and administrative expenses increased as a percentage of revenues, to 17.6% in the year ended September 30, 2005, from 16.2% in the previous year. The decrease in absolute spending is primarily due to lower expenses for incentive compensation plans of approximately $5.2 million, offset by costs for Sarbanes-Oxley 404 compliance and the reversal of excess bad debt reserves of $2.1 million recorded in fiscal 2004, while the increase as a percentage of revenue reflects the lower revenue levels against which these costs were measured.
Stock-Based Compensation Expense
     Stock-based compensation expense resulted from the granting of stock options with exercise prices below fair market value and the vesting of restricted stock awards. Total stock-based compensation expense decreased slightly in fiscal 2005 compared to fiscal 2004. In fiscal 2006, we expect that the stock-based compensation cost will have a material effect on our net income as a result of the adoption of Statement 123R.
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
Gross Margin
     Gross margin increased to $202.3 million or 37.8% for the year ended September 30, 2004, compared to $98.5 million or 29.0% for the previous year. Our hardware segment gross margin increased to $130.1 million or 31.3% in the year ended September 30, 2004, from $52.7 million or 20.6% in the prior year. The increase is primarily attributable to our plant consolidation and other cost reduction measures along with increased volumes resulting in more favorable absorption of fixed costs, along with the completion of several low margin projects which contributed to lower margins in fiscal 2003. Our software segment’s gross margin for the year ended September 30, 2004, increased to $72.2 million or 60.3%, compared to $45.8 million or 54.1% in the prior year. The increase is primarily the result of higher license revenue, which yield higher gross margins in the current year period and the favorable impact of our cost reduction measures, offset by the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.
     Gross margin on product revenues was $160.0 million or 39.8% for the year ended September 30, 2004, compared to $56.4 million or 25.0% for the prior year. The increase in product margins is primarily attributable to the impact of our cost reduction measures along with a more favorable hardware product mix and software license revenues which have higher gross margins.
     Gross margin on service revenues was $42.3 million or 31.9% for the year ended September 30, 2004, compared to $42.1 million or 36.7% in the previous year. The decrease is primarily the result of the services revenue mix partially offset by the positive impact of our cost reduction initiatives. Service revenues margins were impacted by lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.
Research and Development
     Research and development expenses for the year ended September 30, 2004 were $65.6 million, a decrease of $3.6 million, compared to $69.2 million in the previous year. Research and development expenses also decreased as a percentage of revenues to 12.3%, from 20.4% in the prior year. The decrease in absolute spending and as a percentage of revenues is primarily the result of our cost reduction actions coupled with higher revenue levels against which these costs were measured.
Selling, General and Administrative
     Selling, general and administrative expenses were $86.6 million for the year ended September 30, 2004, a decrease of $4.7 million, compared to $91.3 million in the prior year. Selling, general and administrative expenses decreased as a percentage of revenues, to 16.2% in the year ended September 30, 2004, from 26.9% in the previous year. Apart from the higher revenue levels against which these costs were measured, the decrease in absolute spending and as a percentage of revenues is primarily the result of our cost containment and reduction initiatives as well as the reversal of excess bad debt reserves of $2.1 million in fiscal 2004 as collections of overdue receivables improved. This decrease is offset by higher expenses for incentive compensation plans that we have established in fiscal 2005.
Stock-Based Compensation Expense
     Stock-based compensation expense resulted from the granting of stock options with exercise prices below fair market value and the vesting of restricted stock awards. Total stock-based compensation expense decreased in fiscal 2004 compared to fiscal 2003. The decrease was primarily due to stock-based compensation expense for stock options which were fully amortized in fiscal 2003.
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
     Cash provided by operations was $31.1 million for the year ended September 30, 2005, and was primarily attributable to changes in our net working capital of $23.5 million offset by our net loss of $11.6 million and adjusted for non-cash depreciation and amortization of $16.4 million and compensation expense related to common stock and options of $3.6 million. This change in working capital was primarily the result of decreased accounts receivable balances of $47.9 million and a decreased inventory balance of $23.9 million. The decrease in accounts receivable is a result of our strong collection efforts through fiscal year 2005, and a reduced level of business. The decrease in inventory is a result of our continued focus of inventory management and is also reflective of decreased balances of deferred inventory located at customer sites waiting for acceptance. Other changes in working capital included decreased accounts payable levels of $14.2 million primarily as a result of lower inventory purchases, decreased deferred revenue of $12.7 million due principally to the reduced level of business, decreased accrued compensation and benefits of $9.8 million resulting from payments for variable compensation plans, and decreased accrued expenses and other liabilities of $9.7 million primarily due to the $10.1 million retirement benefit paid to our former Chief Executive Officer in January 2005 under the terms of his employment agreement.

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
     On May 23, 2001, we completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes is paid on June 1 and December 1 of each year. The notes mature on June 1, 2008. We may redeem the notes at stated premiums. Holders may require us to repurchase the notes upon a change in control of us in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to our senior indebtedness and structurally subordinated to all indebtedness and other liabilities of our subsidiaries.
     We did not file our quarterly report on Form 10-Q for the period ended March 31, 2006 by the prescribed due date. As a result of this delay, we were not in compliance with our obligation under Section 6.2 of the indenture with respect to our 4.75% Convertible Subordinated Notes due 2008 to file with the SEC all reports and other information and documents which we are required to file with the SEC pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934.
     Under the indenture, an event of default occurs if we fail to cure the default within 60 days after written notice of the default to the Company and the trustee by holders of at least 25% in aggregate principal amount of notes outstanding. On May 15, 2006, we received a notice from holders of more than 25% in aggregate principal amount of notes outstanding that we are in default of Section 6.2 of the indenture based on our failure to file our Form 10-Q. On Friday July 14, 2006, we received a further notice from holders of more than 25% of the aggregate outstanding principal amount of our notes accelerating our obligation to repay the unpaid principal on the notes because our Report on Form 10-Q for the quarter ended March 31, 2006 had not yet been filed. On Monday, July 17, 2006, we paid the outstanding $175 million principal balance to the trustee. Under the terms of the indenture, holders of a majority in aggregate principal amount of the outstanding notes may elect to rescind an acceleration and its consequences. To date the Company has received no notice of any such election being made. If such an election were made, the funds paid to the trustee would be returned to the Company and the obligations set forth pursuant to the notes and the indenture would be restored.
     On May 12, 2006, we received a staff determination letter from the Nasdaq Stock Market stating that our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 was a violation of Nasdaq rules and that our securities would be delisted unless we requested a hearing. We requested a hearing, and this request stayed the delisting pending the outcome of the hearing. A hearing has been held at which we requested additional time to complete any necessary filings prior the delisting of our securities. On July 25, 2006, we received notice from the Nasdaq Stock Market that our common stock will not be delisted provided that we file our quarterly report on Form 10-Q for our fiscal quarter ended March 31, 2006 and all required restatements on or prior to August 15, 2006. If we are unable to file these reports on or before August 15, 2006, our common stock may be delisted. The delisting of our common stock would likely make the market for trading of our common stock less liquid. In addition, it would be more difficult for us to raise capital through an issuance of equity or convertible debt securities, which could have a material adverse effect on our ability to raise needed financing.
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

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter
Contractual obligations (as restated)
Operating leases — continuing	$20,865	$4,471	$7,065	$3,296	$6,033
Operating leases — exited facilities	32,000	5,646	16,015	10,339	—
Purchase commitments	32,340	32,340	—	—	—
Debt(1)	175,014	175,012	2	—	—
Interest on convertible subordinated notes	24,938	8,313	16,625	—	—

Total contractual obligations	$285,157	$225,782	$39,707	$13,635	$6,033

(1)    As a result of the restatement, the Company has reclassified $175 million of debt principal and associated deferred financing costs of $2.2 million from long-term to short-term at September 30, 2005.
     We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. In addition, we are subject to litigation related to our stock-based compensation restatement which could have an adverse affect on our existing resources.
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
     As described in Note 3 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.
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
/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
December 12, 2005, except with respect to our opinion on the consolidated financial statements insofar as it relates to Note 3, as to which the date is July 31, 2006

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004
	(as restated)	(as restated)
	(In thousands, except share and
	per share data)
ASSETS
Current assets
Cash and cash equivalents	$202,462	$193,281
Marketable securities	121,561	62,086
Accounts receivable, net	77,555	122,889
Inventories	48,434	71,614
Current assets from discontinued operations	55	1,403
Prepaid expenses and other current assets	18,259	9,862

Total current assets	468,326	461,135
Property, plant and equipment, net	54,165	58,507
Long-term marketable securities	32,935	73,743
Goodwill	62,094	62,034
Intangible assets, net	3,828	6,929
Non-current assets from discontinued operations	—	303
Other assets	2,732	8,388

Total assets	$624,080	$671,039

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12	$11
Short-term debt	175,000	—
Accounts payable	30,820	44,771
Deferred revenue	22,143	34,476
Accrued warranty and retrofit costs	9,782	11,946
Accrued compensation and benefits	15,886	25,523
Accrued retirement benefit	—	9,899
Accrued restructuring costs	12,171	6,654
Accrued income taxes payable	17,331	16,015
Current liabilities from discontinued operations	399	674
Accrued expenses and other current liabilities	16,551	17,029

Total current liabilities	300,095	166,998
Long-term debt	2	175,014
Accrued long-term restructuring	10,959	13,536
Other long-term liabilities	2,129	1,678

Total liabilities	313,185	357,226

Commitments and contingencies (Note 20)
Minority interests	1,060	918

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 0 and one share issued and outstanding at September 30, 2005 and 2004, respectively	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 45,434,709 and 44,691,844 shares issued and outstanding at September 30, 2005 and 2004, respectively	454	447
Additional paid-in capital	1,307,145	1,296,550
Deferred compensation	(3,493)	(1,844)
Accumulated other comprehensive income	11,958	12,359
Accumulated deficit	(1,006,229)	(994,617)

Total stockholders’ equity	309,835	312,895

Total liabilities, minority interests and stockholders’ equity	$624,080	$671,039

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
	(In thousands, except per share data)
Revenues
Product	$338,072	$402,252	$225,442
Services	125,674	132,801	114,650

Total revenues	463,746	535,053	340,092

Cost of revenues
Product	236,534	241,790	165,932
Services	64,410	90,233	69,541
Stock-based compensation
Product	195	494	3,121
Services	176	260	2,982

Total cost of revenues	301,315	332,777	241,576

Gross profit	162,431	202,276	98,516

Operating expenses
Research and development	62,748	65,613	69,224
Selling, general and administrative	81,718	86,572	91,322
Stock-based compensation
Research and development	367	653	6,540
Selling, general and administrative	2,274	2,602	13,132
Amortization of acquired intangible assets	3,100	3,663	4,654
Goodwill impairment charge	—	—	39,951
Restructuring charges	16,542	5,356	46,257

Total operating expenses	166,749	164,459	271,080

Income (loss) from continuing operations	(4,318)	37,817	(172,564)
Interest income	9,284	4,984	4,067
Interest expense	9,469	9,492	10,042
Other (income) expense, net	(1,752)	911	16,267

Income (loss) from continuing operations before income taxes and minority interests	(2,751)	32,398	(194,806)
Income tax provision	5,204	8,053	4,906

Income (loss) from continuing operations before minority interests	(7,955)	24,345	(199,712)
Minority interests in income of consolidated subsidiary	141	211	214

Income (loss) from continuing operations	(8,096)	24,134	(199,926)
Discontinued operations:
Loss from operations	(3,492)	(9,475)	(3,098)
Loss on disposal	(24)	—	—

Loss from discontinued operations, net of income taxes	(3,516)	(9,475)	(3,098)

Net income (loss)	$(11,612)	$14,659	$(203,024)

Basic income (loss) per share from continuing operations	$(0.18)	$0.56	$(5.44)
Basic income (loss) per share from discontinued operations	(0.08)	(0.22)	(0.08)

Basic net income (loss) per share	$(0.26)	$0.34	$(5.52)

Diluted income (loss) per share from continuing operations	$(0.18)	$0.55	$(5.44)
Diluted income (loss) per share from discontinued operations	(0.08)	(0.22)	(0.08)

Diluted net income (loss) per share	$(0.26)	$0.34	$(5.52)

Shares used in computing earnings (loss) per share
Basic	44,919	43,006	36,774
Diluted	44,919	43,573	36,774
The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional			Comprehensive		Total
	Stock	Stock at	Paid-In	Deferred	Comprehensive	Income	Accumulated	Stockholders’
	Shares	Par Value	Capital	Compensation	Income (Loss)	(Loss)	Deficit	Equity
			(as restated)	(as restated)	(as restated)		(as restated)	(as restated)
				(In thousands, except share data)
Balance September 30, 2002	36,199,333	$362	$1,164,751	$(42,568)		$(8,058)	$(806,252)	$308,235
Shares issued under stock option and purchase plans	545,172	6	6,128					6,134
Common stock issued in acquisitions	521,676	5	5,257					5,262
Deferred compensation, net of forfeitures			(10,709)	10,709				—
Amortization of deferred compensation				25,775				25,775
Comprehensive income (loss):
Net loss					$(203,024)		(203,024)	(203,024)
Currency translation adjustments					10,625	10,625		10,625
Unrealized gain on marketable securities					544	544		544
Unrealized gain on investment in Shinsung					9,279	9,279		9,279

Comprehensive loss					$(182,576)

Balance September 30, 2003	37,266,181	373	1,165,427	(6,084)		12,390	(1,009,276)	162,830
Shares issued under stock option and purchase plans	487,161	5	5,917					5,922
Common stock offering	6,900,000	69	124,213					124,282
Common stock issued in acquisitions	38,502	—	1,181					1,181
Deferred compensation, net of forfeitures			(188)	188				—
Amortization of deferred compensation				4,052				4,052
Comprehensive income (loss):
Net income					$14,659		14,659	14,659
Currency translation adjustments					928	928		928
Unrealized loss on marketable securities					(959)	(959)		(959)

Comprehensive income					$14,628

Balance September 30, 2004	44,691,844	447	1,296,550	(1,844)		12,359	(994,617)	312,895
Shares issued under stock option and purchase plans	708,432	7	5,306					5,313
Common stock issued in acquisitions	34,433	—	628					628
Deferred compensation, net of forfeitures			4,661	(4,661)				—
Amortization of deferred compensation				3,012				3,012
Comprehensive income (loss):
Net loss					$(11,612)		(11,612)	(11,612)
Currency translation adjustments					353	353		353
Unrealized loss on marketable securities					(754)	(754)		(754)

Comprehensive loss					$(12,013)

Balance September 30, 2005	45,434,709	$454	$1,307,145	$(3,493)		$11,958	$(1,006,229)	$309,835

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
		(In thousands)
Cash flows from operating activities
Net income (loss)	$(11,612)	$14,659	$(203,024)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,351	17,541	30,972
Impairment of assets	—	7,421	46,012
Stock-based compensation	3,640	4,824	26,629
Premium (discount) on marketable securities	(1,936)	—	—
Impairment/loss on disposal of Shinsung	—	—	14,568
Amortization of debt issuance costs	839	839	839
Minority interests	141	211	214
Loss on disposal of long-lived assets	178	505	4,870
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	47,922	(53,960)	20,191
Inventories	23,933	(17,744)	25,468
Prepaid expenses and other assets	(3,048)	8,376	(2,035)
Accounts payable	(14,202)	17,967	(3,960)
Deferred revenue	(12,718)	(91)	7,383
Accrued warranty and retrofit costs	(2,104)	231	(6,813)
Accrued compensation and benefits	(9,847)	10,621	(3,961)
Accrued restructuring costs	3,300	(9,123)	(4,454)
Accrued expenses and other liabilities	(9,723)	6,578	(1,229)

Net cash provided by (used in) operating activities	31,114	8,855	(48,330)

Cash flows from investing activities
Purchases of property, plant and equipment	(11,704)	(8,203)	(13,810)
Acquisition of businesses, net of cash acquired	—	—	400
Proceeds from sale of business line	—	—	550
Purchases of marketable securities	(635,683)	(231,687)	(74,878)
Sale/maturity of marketable securities	618,453	169,141	121,729
Proceeds from sale of long-lived assets	1,294	—	8,420
Decrease in other assets	—	—	1,182

Net cash provided by (used in) investing activities	(27,640)	(70,749)	43,593

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	153
Payments of short- and long-term debt	(11)	(98)	(119)
Proceeds from issuance of common stock, net of issuance costs	5,313	130,203	6,134

Net cash provided by financing activities	5,302	130,105	6,168

Effects of exchange rate changes on cash and cash equivalents	405	71	(1,729)

Net increase (decrease) in cash and cash equivalents	9,181	68,282	(298)
Cash and cash equivalents, beginning of year	193,281	124,999	125,297

Cash and cash equivalents, end of year	$202,462	$193,281	$124,999

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,603	$8,653	$9,200
Cash paid during the year for income taxes, net of refunds	$3,696	$2,237	$6,100
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
     In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS have ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (see Note 21).
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BROOKS AUTOMATION, INC.
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
     Under APB No. 25, compensation expense is measured as of the date the number of shares and exercise price become fixed. Generally, this occurs on the grant date, in which case the stock option is accounted for as a fixed award as of the date of grant. The grant date cannot precede the date on which the grant is approved through either the execution of written consents (i.e. unanimously by the Compensation Committee or, for certain awards, individually by the Chief Executive Officer in his delegated capacity as Sole Member of a Special Committee of the Board of Directors) or through a valid meeting of the Compensation Committee. Compensation expense associated with fixed awards is measured as the difference between the fair market value of our stock on the date of grant and the grant recipient’s exercise price, which is the intrinsic value of the award on that date. Stock compensation expense is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.
     The Company accounts for modifications to stock options under FIN No. 44. Modifications include, but are not limited to acceleration of vesting and continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the optionee’s exercise price.
     The Company values stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option-pricing model, in accordance with FIN No. 44. The fair value of assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as unearned stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method. On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options resulted in a charge based on generally accepted accounting principles of approximately $1.0 million. For pro forma disclosure requirements under FAS 123, the Company recognized approximately $25.0 million of stock-based compensation for all options whose vesting was accelerated. The Company took this action because it may produce a more favorable impact on the Company’s results from operations in light of the effective date of FAS 123(R), which will take place in the Company’s first fiscal quarter of 2006.
     As discussed in Note 3, the restated pro forma footnote shows a decrease in the FAS 123 compensation expense of approximately $8.3 million and $8.3 million for the years ended September 30, 2005 and 2004, respectively, and an increase in the FAS 123 compensation expense of approximately $42.9 million for the year ended September 30, 2003 as a result of the restatement in connection with measurement dates of certain identified stock option grants. This error related to this pro forma information does not have any impact on the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.
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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share information):

	Year Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Net income (loss), as reported	$(11,612)	$14,659	$(203,024)
Add stock-based employee compensation expense included in reported net income (loss)	3,012	4,052	25,775
Deduct pro forma stock-based compensation expense	24,319	21,889	66,339

Pro forma net loss	$(32,919)	$(3,178)	$(243,588)

Earnings (loss) per share
Basic earnings (loss) per share, as reported	$(0.26)	$0.34	$(5.52)

Diluted earnings (loss) per share, as reported	$(0.26)	$0.34	$(5.52)

Basic loss per share, pro forma	$(0.73)	$(0.07)	$(6.62)

Diluted loss per share, pro forma	$(0.73)	$(0.07)	$(6.62)

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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at September 30, 2005 and 2004. The Company’s financial instruments also include its convertible notes. At September 30, 2005, the estimated fair value of the Company’s convertible notes was approximately $169.3 million compared to the carrying value of $175.0 million. The estimated fair value of the convertible notes is based on the quoted market price of the convertible notes on September 30, 2005.
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Restatement of Previously Issued Financial Statements
     On May 10, 2006, the Company’s Board of Directors concluded that the Company’s consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 as well as the selected financial data for the years ended September 30, 2002 and 2001 should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate its financial statements was based on the facts obtained by management and an independent investigation into our stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of the Board of Directors. The Board created the Special Committee, which was composed solely of independent directors, to conduct a review of matters related to past stock option grants (including the timing of such grants and associated documentation) after receiving inquiries regarding the timing of certain stock option grants. Separately, the Company’s management also reviewed stock option grants from 1995 through the second quarter of fiscal 2006 to determine whether any material accounting errors had occurred with respect to stock option grants.
     The Company has concluded that there were material accounting errors with respect to a number of stock option grants. In general, these stock options were granted with an exercise price equal to the Nasdaq closing market price for the Company’s common stock on the date set forth on written consents signed by one or more directors. The Company used the stated date of these consents as the “measurement date” for the purpose of accounting for them under GAAP, and as a result recorded no compensation expense in connection with the grants.
     The Company has concluded that a number of written consents were not fully executed or effective on the date set forth on the consents and thus that using the stated date as the measurement date was incorrect. The Company has determined a revised measurement date for each stock option grant based on the information now available to the Company. Generally, the changes in measurement dates are due to two kinds of errors: (1) the Company treated unanimous written consents of directors approving stock option grants as effective on the date stated on the consent, instead of the date upon which the Company received the consent form containing the last signature required for unanimity; and (2) the Company treated option grants to multiple employees as effective prior to the date upon which the Company had determined the exact number of options that would be granted to each individual employee. In cases where the closing market price on the revised measurement date exceeded the Nasdaq closing market price on the original measurement date, the Company has recognized compensation expense equal to this excess over the vesting term of each option.
     The Company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was approximately $58.7 million during the period from the Company’s initial public offering in 1996 through September 30, 2005. The corrections made in the restatement relate to options covering approximately 6.0 million shares. In the restatement, the Company recorded stock-based compensation expense of $1.6 million, $3.1 million and $17.3 million for the years ended September 30, 2005, 2004 and 2003, respectively, and $36.7 million prior to fiscal 2003. In addition, the Company recorded an income tax benefit of $1.8 million prior to fiscal 2003. The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at September 30, 2005 was an increase in additional paid-in capital offset by a corresponding increase in the accumulated deficit and deferred compensation which results in no net effect on stockholders’ equity. The adjustments increased previously reported diluted loss from continuing operations per common share by $0.03 and $0.47 for the years ended September 30, 2005 and 2003, respectively, and decreased diluted earnings from continuing operations per common share by $0.07 for the year ended September 30, 2004. Approximately 99% of the charges relating to revised measurement dates arose from incorrect measurement dates for stock options granted during fiscal years 1996 through 2002. Subsequent to fiscal 2002 and prior to the inception of the investigation, the Company had revised its stock option and restricted stock grant practices. Neither the Company nor the Special Committee concluded that anyone now affiliated with the Company was complicit in any intentional wrongdoing. The Company and the Special Committee were unable to conclude that the accounting errors relating to revised measurement dates for stock option grants were the result of intentional misconduct of any company personnel. There was no impact on revenue or net cash provided by operating activities as a result of this compensation expense.
     In addition to the compensation expenses described above, the Company also recorded approximately $5.8 million of non-cash, stock-based compensation expense in connection with a stock option held by former CEO Robert J. Therrien that the Company has concluded he was permitted to exercise in November 1999 despite its expiration in August of 1999. This

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction was previously accounted for and disclosed as a loan by the Company to Mr. Therrien for the purpose of permitting him to exercise the option. Specifically, in November 1999, three directors of the Company (including Mr. Therrien) signed a ratification document pursuant to which Mr. Therrien was deemed to have been granted a loan as of August 1999. According to the document, in June 1999 the Company’s directors (Messrs. Khoury, Emerick and Therrien) discussed extending a loan to Mr. Therrien for the purpose of permitting him to exercise an option to purchase 225,000 shares of the Company’s stock prior to its expiration in August 1999. Based on the document, the Company in November 1999 deemed Mr. Therrien to have timely exercised the options, and accounted for the exercise without recognizing compensation expense. As a result of facts obtained by the Special Committee, the Company determined that Mr. Therrien misrepresented the facts of the loan and the ratification document described above was false as there were no discussions concerning a loan in June 1999. As a result, the Company has determined that the option expired in August 1999 and that compensation expense should have been recorded in connection with Mr. Therrien’s purchase of stock in November 1999. At that time, Mr. Therrien paid approximately $560,000 (the exercise price of $2.43 per share, plus interest deemed due on the loan) for 225,000 shares then worth approximately $6,314,000 (or $28.06 per share). In the restatement, the Company has recognized compensation expense in November 1999 equal to the difference between the price paid by Mr. Therrien and the market value of the stock on the date of sale. The three directors including Mr. Therrien are no longer affiliated with the Company.
     As a result, the Company recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million. Principally as a result of losses incurred, the Company recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003.
     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the years ended September 30, 2005, 2004 and 2003 and consolidated balance sheets as of September 30, 2005 and 2004:

	Year ended September 30,
	2005	2004	2003
	In thousands
Cost of revenues stock-based compensation expense product
As previously reported	$—	$237	$1,821
As restated	$195	$494	$3,121

Cost of revenues stock-based compensation expense services
As previously reported	$—	$—	$—
As restated	$176	$260	$2,982

Gross profit
As previously reported	$162,802	$202,793	$102,798
As restated	$162,431	$202,276	$98,516

Stock-based compensation expense research and development
As previously reported	$23	$208	$2,414
As restated	$367	$653	$6,540

Stock-based compensation expense selling, general and administrative
As previously reported	$1,434	$502	$4,276
As restated	$2,274	$2,602	$13,132

Income (loss) from continuing operations
As previously reported	$(6,541)	$27,196	$(182,662)
As restated	$(8,096)	$24,134	$(199,926)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended September 30,
	2005	2004	2003
	In thousands
Net income (loss)
As previously reported	$(10,057)	$17,721	$(185,760)
As restated	$(11,612)	$14,659	$(203,024)

Basic net income (loss) per share
As previously reported	$(0.22)	$0.41	$(5.05)
As restated	$(0.26)	$0.34	$(5.52)

Diluted net income (loss) per share
As previously reported	$(0.22)	$0.41	$(5.05)
As restated	$(0.26)	$0.34	$(5.52)

	As of September 30,
	2005	2004
	In thousands
Additional paid-in capital
As previously reported	$1,244,184	$1,233,526
As restated	$1,307,145	$1,296,550

Accumulated deficit
As previously reported	$(943,470)	$(933,413)
As restated	$(1,006,229)	$(994,617)

Deferred compensation
As previously reported	$(3,291)	$(24)
As restated	$(3,493)	$(1,844)

As of
September 30,
2005
In thousands
Short-term debt
As previously reported	$—
As restated	$175,000
Long-term debt
As previously reported	$175,002
As restated	$2
     As a result of the restatement, the Company, as discussed in footnote 22, has reclassified $175 million of debt principal and $2.2 million of associated deferred financing costs from long-term to short-term at September 30, 2005.
     The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net income (loss) per share for the years ended September 30, 2005, 2004 and 2003:

	2005	2005
	(as previously
	reported)	(as restated)
Net loss:
As reported	$(10,057)	$(11,612)
Add stock-based employee compensation expense included in reported net loss	1,457	3,012
Deduct pro forma stock-based compensation expense	32,636	24,319

Pro forma net loss	$(41,236)	$(32,919)

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2005
	(as previously
	reported)	(as restated)
Basic and diluted net loss per share:
As reported	$(0.22)	$(0.26)
Pro forma	$(0.92)	$(0.73)

	2004	2004
	(as previously
	reported)	(as restated)
Net income:
As reported	$17,721	$14,659
Add stock-based employee compensation expense included in reported net income	990	4,052
Deduct pro forma stock-based compensation expense	30,148	21,889

Pro forma net loss	$(11,437)	$(3,178)

Basic net income (loss) per share:
As reported	$0.41	$0.34
Pro forma	$(0.27)	$(0.07)

Diluted net income (loss) per share:
As reported	$0.41	$0.34
Pro forma	$(0.27)	$(0.07)

	2003	2003
	(as previously
	reported)	(as restated)
Net loss:
As reported	$(185,760)	$(203,024)
Add stock-based employee compensation expense included in reported net loss	8,511	25,775
Deduct pro forma stock-based compensation expense	23,432	66,339

Pro forma net loss	$(200,681)	$(243,588)

Basic and diluted net loss per share:
As reported	$(5.05)	$(5.52)
Pro forma	$(5.46)	$(6.62)

     Certain other footnotes appearing in these financial statements were impacted by these corrections. Refer to footnotes 2, 8, 10, 12, 15, 17 and 22.
4. Business Acquisitions
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

5. Marketable Securities
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

$154,496

6. Property, Plant and Equipment
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
7. Goodwill and Intangible Assets
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
8. Earnings (Loss) Per Share
     Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Net income (loss)	$(11,612)	$14,659	$(203,024)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	44,919	43,006	36,774
Dilutive common stock options	—	567	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	44,919	43,573	36,774

Basic earnings (loss) per share	$(0.26)	$0.34	$(5.52)

Diluted earnings (loss) per share	$(0.26)	$0.34	$(5.52)

     Approximately 5,374,000, 4,985,000 and 6,598,000 options to purchase common stock and 21,000, 0 and 0 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the years ended September 30, 2005, 2004 and 2003, respectively, as their effect would be anti-dilutive. The 4,985,000 options for the year ended September 30, 2004 had an exercise price greater than the average market price of the common stock. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for all years presented as the effect of conversion would be anti-dilutive. These options, restricted stock awards and conversions could, however, become dilutive in future periods.
9. Investment in Shinsung
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
10. Income Taxes
     The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Current:
State	$6	$6	$6
Foreign	5,198	8,047	4,900

	5,204	8,053	4,906

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2005	2004	2003
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$5,204	$8,053	$4,906

     The components of income (loss) from continuing operations before income taxes and minority interests, are as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Domestic	$(7,015)	$10,820	$(162,124)
Foreign	4,264	21,578	(32,682)

	$(2,751)	$32,398	$(194,806)

     The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Income tax provision (benefit) computed at federal statutory rate	$(963)	$11,339	$(68,182)
State income taxes, net of federal benefit	(643)	286	(3,266)
Research and development tax credits	—	(1,079)	(1,007)
Foreign sales corporation/ETI tax benefit	(357)	(621)	—
Foreign income taxed at different rates	2,035	(3,090)	4,419
Dividends	3,531	223	359
Change in deferred tax asset valuation allowance	(1,164)	(4,618)	46,219
Permanent differences	276	299	(818)
Deferred compensation	636	1,124	9,715
Nondeductible amortization of goodwill	—	—	10,337
Withholding taxes	3,328	3,895	3,099
Foreign taxes deducted	(1,475)	—	—
Other	—	295	4,031

Income tax provision	$5,204	$8,053	$4,906

     The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,
	2005	2004
	(as restated)	(as restated)
Reserves not currently deductible	$25,630	$37,874
Federal, state and foreign tax credits	13,546	29,334
Capitalized research and development	—	—
Depreciation and amortization	35,769	40,215
Stock-based compensation	6,749	7,351
Net operating loss carryforwards	166,079	165,410

Deferred tax assets	247,773	280,184

Other liabilities	2,054	2,927

Deferred tax liability	2,054	2,927

Valuation allowance	245,719	277,257

Net deferred tax assets	$—	$—

     As a result of recognizing an operating loss during the years ended September 30, 2003 and September 30, 2005, and the continuing uncertainty in the semiconductor sector, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized and has maintained a full valuation allowance against its net deferred tax assets from continuing operations at September 30, 2005 and 2004. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.
     The approximate $32.0 million decrease in the valuation allowance at September 30, 2005 compared to September 30, 2004 is principally due to expiring tax credits and changes in state and foreign tax rates.
     As of September 30, 2005, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $687.7 million and federal and state research and development tax credit carryforwards of approximately $13.5 million available to reduce future tax liabilities, which expire at various dates through 2025. Included in the net operating loss carryforwards are stock option deductions of approximately $19.5 million. The benefits of these tax deductions approximate $7 million of which approximately $4.0 million will be credited to additional paid-in capital upon being realized or recognized.
11. Common Stock Offering
     On December 16, 2003, the Company completed a public offering of 6,900,000 shares of its common stock. The Company received proceeds, net of $6.8 million of issuance costs, of $124.3 million on the sale of the common stock.
12. Financing Arrangements
     On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. The Company received net proceeds of $169.5 million from the sale. Interest on the notes is paid on June 1 and December 1 of each year. The notes will mature on June 1, 2008. The Company may redeem the notes at stated premiums after June 6, 2004. Holders may require the Company to repurchase the notes upon a change in control of the Company in certain circumstances. The notes are convertible at any time prior to maturity, at the option of the holders, into shares of the Company’s common stock, at a conversion price of $70.23 per share, subject to certain adjustments. The notes are subordinated to the Company’s senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. Refer to footnote 22 for subsequent information.
     At September 30, 2005, the Company had $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Debt consists of the following (in thousands):

	September 30,
	2005	2004
Convertible subordinated notes at 4.75%, due on June 1, 2008	$175,000	$175,000
Other	14	25

	175,014	175,025
Less current portion	175,012	11

Long-term debt	$2	$175,014

     The Company’s debt repayments are due as follows (in thousands):

Year ended September 30,
2006	$175,012
2007	2

$175,014

13. Postretirement Benefits
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
14. Stockholders’ Equity and Convertible Redeemable Preferred Stock
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
15. Stock Plans
     Based on information currently available, the Company believes that, although certain options may have been granted in violation of our applicable option plans, those options are valid and enforceable obligations of the Company.
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
     In connection with the grant of certain stock options to employees in the three years ended September 30, 2005, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the options’ exercise price. Deferred compensation related to stock awards which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting period of the related award. The Company has calculated the amortization of deferred compensation expense of all stock options granted in the years ended September 30, 2005, 2004 and 2003 to be $1.5 million, $4.0 million and $25.8 million, respectively. During the years ended September 30, 2005, 2004 and 2003, the Company reversed deferred stock compensation of $0.1 million, $0.7 million and $7.1 million, respectively, relating to former employees that had terminated prior to vesting.
     During the year ended September 30, 2005, the Company issued 288,000 shares of restricted stock or units under the 2000 Equity Incentive Stock Option Plan, net of cancellations. These restricted stock awards have graded vesting over periods ranging from two to three years. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee. The Company has calculated the amortization of deferred compensation expense of all restricted stock awards granted in fiscal 2005 to be $4.7 million and has recorded compensation expense of $1.5 million related to the vesting of these awards for the year ended September 30, 2005. The weighted average fair value of restricted awards outstanding at September 30, 2005 was $16.48 per share.
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
  Stock Option Activity
     Aggregate stock option activity for all the above plans for the years ended September 30, 2005, 2004 and 2003 is as follows:

	Year Ended September 30,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	5,709,626	$25.43	4,639,910	$28.93	9,019,022	$34.62
Granted	652,250	$16.38	2,486,159	$23.84	980,800	$12.14
Exercised	(179,694)	$12.77	(157,730)	$15.51	(185,167)	$14.09
Canceled	(976,828)	$29.77	(1,258,713)	$36.95	(5,174,745)	$35.83

Options outstanding at end of year	5,205,354	$23.92	5,709,626	$25.43	4,639,910	$28.93

Options exercisable at end of year	4,120,400	$25.83	3,234,428	$27.75	2,522,030	$34.00

Weighted average fair value of options granted at market value during the year (restated)		$7.39		$10.40		$7.30
Weighted average fair value of options granted below market value during the year (restated)		$6.20		$12.37		$11.33
Options available for future grant	3,366,718

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding
		Weighted-
		Average
		Remaining		Options Exercisable
		Contractual	Weighted-		Weighted-
Range of		Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
$ 3.62 - $ 12.50	559,264	4.31	$10.37	363,064	$10.28
$ 12.69 - $ 16.60	538,577	5.15	$14.19	208,479	$13.74
$ 16.99 - $ 20.33	583,056	5.29	$18.05	214,568	$18.75
$ 20.42 - $ 24.02	288,409	5.46	$22.84	141,636	$22.99
$ 24.30 - $ 24.30	1,607,157	4.08	$24.30	1,589,246	$24.30
$ 24.91 - $ 25.22	557,350	3.08	$25.21	557,350	$25.21
$ 25.48 - $ 34.13	530,422	3.06	$28.96	527,938	$28.94
$ 34.29 - $ 54.00	486,308	3.06	$40.45	463,308	$40.58
$ 54.56 - $123.56	28,291	2.22	$78.43	28,291	$78.43
$134.74 - $155.77	26,520	0.45	$135.15	26,520	$135.15

$ 3.62 - $155.77	5,205,354	4.09	$23.92	4,120,400	$25.83

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
16. Acquisition-Related and Restructuring Costs and Accruals
  Fiscal 2005 Activities
     The Company recorded a charge to continuing operations of $16.5 million in the year ended September 30, 2005 for restructuring costs. The Company also recorded a charge of $1.0 million in the year ended September 30, 2005 related to the discontinued SELS division, which is included in the loss from discontinued operations.
  Restructuring Costs
     Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2005 plans to take additional cost reduction actions. Accordingly, charges of $17.5 million, of which $1.0 million related to, and is classified within discontinued operations, were recorded for these actions. Of this amount, $14.3 million related to workforce reductions of approximately 270 employees world wide, across all functions of the business and $3.2 million related to excess facilities. Of the $3.2 million of facilities charges, $1.5 million represents an additional accrual on a previous vacated facility due to a longer period than initially estimated to sub-lease the facility. Workforce reduction charges included $4.3 million for headcount reduction of approximately 100 individuals associated with our software segment, $3.6 million for reductions of approximately 65 employees in our Jena, Germany facility and $6.4 million related to various other actions undertaken in fiscal 2005. Excess facility charges consist of the present value of remaining lease obligations on facilities vacated in fiscal 2005. The accruals for workforce reductions are expected to be paid over the fiscal year 2006 and the facilities accruals over the respective lease terms extending through 2011. The Company estimates that salary and benefit savings in principally the selling, general and administrative functions as a result of these actions will be approximately $23.0 million annually. The impact of these cost

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reductions on the Company’s liquidity is not significant, as these actions yield equivalent actual cash savings within twelve months.
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

17. Segment and Geographic Information
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Financial information for the Company’s business segments is as follows (in thousands):

	Hardware	Software	Total
	(as restated)	(as restated)	(as restated)
Year ended September 30, 2005
Revenues
Product	$310,025	$28,047	$338,072
Services	59,753	65,921	125,674

	$369,778	$93,968	$463,746

Gross profit	$99,785	$62,646	$162,431
Segment operating income	$12,481	$2,843	$15,324
Depreciation	$9,899	$3,352	$13,251
Assets	$237,676	$54,675	$292,351

Year ended September 30, 2004
Revenues
Product	$357,280	$44,972	$402,252
Services	58,194	74,607	132,801

	$415,474	$119,579	$535,053

Gross profit	$130,124	$72,152	$202,276
Segment operating income	$35,231	$11,605	$46,836
Depreciation	$8,817	$4,940	$13,757
Assets	$296,115	$79,647	$375,762

Year ended September 30, 2003
Revenues
Product	$200,712	$24,730	$225,442
Services	54,694	59,956	114,650

	$255,406	$84,686	$340,092

Gross profit	$52,674	$45,842	$98,516
Segment operating loss	$(54,849)	$(26,853)	$(81,702)
Depreciation	$22,808	$2,664	$25,472
Assets	$211,642	$54,512	$266,154
     A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2005, 2004 and 2003 is as follows (in thousands):

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Year Ended
	September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Segment income (loss) from continuing operations	$15,324	$46,836	$(81,702)
Amortization of acquired intangible assets	3,100	3,663	4,654
Asset impairment charges	—	—	39,951
Restructuring and acquisition-related charges	16,542	5,356	46,257

Total income (loss) from continuing operations	$(4,318)	$37,817	$(172,564)

Segment assets	$292,351	$375,762	$266,154
Assets from discontinued operations	55	1,706	7,673
Goodwill	62,094	62,034	62,373
Intangible assets	3,828	6,929	10,569
Investments in marketable securities and cash equivalents	265,752	224,608	146,476

Total assets	$624,080	$671,039	$493,245

     Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
North America	$241,681	$272,694	$168,979
Asia/Pacific	141,703	141,697	105,427
Europe	80,362	120,662	65,686

	$463,746	$535,053	$340,092

     Long-lived assets, including property, plant and equipment by geographic area are as follows (in thousands):

	September 30,
	2005	2004
North America	$51,115	$55,330
Asia/Pacific	2,357	1,807
Europe	693	1,370

	$54,165	$58,507

18. Significant Customers and Related Party Information
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
19. Other Balance Sheet Information
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

20. Commitments and Contingencies
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
21. Discontinued Operations
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
22. Subsequent Events
  Acquisitions
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

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	$81.6

  Bond Acceleration (Unaudited)
     The Company did not file its quarterly report on Form 10-Q for the period ended March 31, 2006 by the prescribed due date. As a result of this delay, the Company was not in compliance with its obligation under Section 6.2 of the indenture with respect to its 4.75% Convertible Subordinated Notes due 2008 to file with the SEC all reports and other information and documents which the Company is required to file with the SEC pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934. Under the indenture, an event of default occurs if the Company fails to cure the default within 60 days after written notice of the default to the Company and the trustee by holders of at least 25% in aggregate principal amount of notes outstanding. On May 15, 2006, the Company received a notice from holders of more than 25% in aggregate principal amount of notes outstanding that the Company was in default of Section 6.2 of the indenture based on its failure to file its Form 10-Q. On Friday July 14, 2006, the Company received a further notice from holders of more than 25% of the aggregate outstanding principal amount of the notes accelerating the Company’s obligation to repay the unpaid principal on the notes because its Report on Form 10-Q for the quarter ended March 31, 2006 had not yet been filed. On Monday, July 17, 2006, the Company paid the outstanding $175 million principal balance to the trustee. Under the terms of the indenture, holders of a majority in aggregate principal amount of the outstanding notes may elect to rescind an acceleration and its consequences. To date the Company has received no notice of any such election being made. If such an election were made, the funds paid to the trustee would be returned to the Company and the obligations set forth pursuant to the notes and the indenture would be restored.
     Stock Option Restatement Litigation (Unaudited)
     On May 12, 2006, the Company announced that it had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to the Company in connection with an informal inquiry by that office regarding a loan the Company previously reported had been made to Mr. Therrien in connection with his exercise of stock options in 1999. On June 23, 2006, the Company was informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued a subpoena to the Company seeking documents related to the Company’s stock option grant practices and a purported loan to Robert Therrien in August 1999 in connection with his exercise of a stock option.
     On May 19, 2006, the Company received a grand jury subpoena from the United States Attorney (the “DOJ”) for the Eastern District of New York requesting documents relating to stock option grants. Responsibility for the DOJ’s investigation was subsequently assumed by the United States Attorney for the District of Massachusetts. On June 22, 2006, the United States Attorney’s Office for the District of Massachusetts issued a grand jury subpoena to the Company in connection with an investigation by that office into the timing of stock option grants by the Company and the loan to Mr. Therrien mentioned above.
     The Company is cooperating fully with the investigations being conducted by the SEC and the DOJ.
     On May 22, 2006, a derivative action was filed nominally on our behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al. The Defendants in the case are: A. Clinton Allen, Director of the Company; Roger D. Emerick, former Director of the Company; Edward C. Grady, Director, President and CEO of the Company; Amin J. Khoury, former Director of the Company; Joseph R. Martin, Director of the Company; John K. McGillicuddy, Director of the Company; and Robert J. Therrien, former Director, President and CEO of the Company. The complaint alleges defendants breached their fiduciary duties by backdating stock option grants; violating Generally Accepted Accounting Principles; causing us to issue false and misleading financial statements; and causing us to file false proxy statements and Form 4’s. The complaint further alleges that Messrs. Therrien, Grady, Emerick and Khoury were unjustly enriched as a result of their receipt and retention of backdated stock option grants. The Complaint seeks, on our behalf, inter alia, damages against the individual defendants for breaches of fiduciary duties; disgorgement of any backdated stock options or the proceeds of any related exercised stock options; other equitable relief to remedy breached fiduciary duties; and plaintiff’s costs.
     On May 26, 2006, a derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on our behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al. The Defendants in the action are: Mr. Grady; Mr. Allen; Mr. Emerick; Mr. Khoury; Robert J. Lepofsky, Director of the Company; Mr. Martin; Mr. McGillicuddy; Krishna G. Palepu, Director of the Company; Alfred Woollacott, III, Director of the Company; Mark S. Wrighton, Director of the Company; and Marvin Schorr, Director of the Company. The complaint alleges defendants breached fiduciary duties owed the Company by causing or allowing the backdating of stock option grants; the issuance of inaccurate financial results; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment. The complaint seeks, on our behalf, inter alia, damages against the director defendants for breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; the Court to direct the Company to take actions to improve corporate governance and internal procedures; extraordinary equitable and/or injunctive relief; restitution and disgorgement of profits; and plaintiff’s costs.
     The parties have filed a motion to consolidate the two state derivative actions in Massachusetts Superior Court. If the motion is granted, a consolidated complaint is required to be filed within 30 days of the consolidation order.
     On May 30, 2006, a derivative action was filed in the United States District Court for the District of Massachusetts, captioned as Mark Collins, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Robert J. Therrien, et al. The defendants in the action are: Mr. Therrien; Mr. Allen; Mr. Emerick; Mr. Grady; Mr. Khoury; Mr. Martin; and Mr. McGillicuddy. The complaint alleges breach of fiduciary duties in connection with the management of the Company; disseminating false information to the market; failing to design and implement adequate internal controls; and as against Messrs. Therrien, Grady, Emerick and Khoury, unjust enrichment. The complaint seeks, on our behalf, inter alia, damages against the individual defendants for breaches of fiduciary duties; disgorgement of backdated stock options or proceeds from exercised stock options; other equitable relief to remedy the breaches of fiduciary duties; and plaintiff’s costs.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On June 7, 2006, a derivative action was filed in the United States District Court for the District of Massachusetts, captioned as City of Pontiac General Employees’ Retirement System, Derivatively on Behalf of Brooks Automation, Inc. v. Robert J. Therrien, et al. The Defendants in this action are: Mr. Therrien; Mr. Emerick; Mr. Khoury; Mr. Allen; Mr. Grady; Mr. Lepofsky; Mr. Martin; Mr. McGillicuddy; Mr. Palepu; Mr. Woollacott, III; Mr. Wrighton; and Mr. Schorr. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; unjust enrichment; rescission against Messrs. Therrien, Emerick and Khoury; and breach of contract against Mr. Therrien. The complaint seeks, on our behalf, inter alia, damages against the individual defendants for breaches of fiduciary duties; extraordinary equitable and/or injunctive relief; and plaintiff’s costs.
     The parties have filed a motion to consolidate the two federal derivative actions in the United States District Court for the District of Massachusetts. If the order is granted, the plaintiffs will have 45 days to file a consolidated complaint, or to designate one of the existing complaints as the operative complaint.
     On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al. The defendants in this action are: the Company; Mr. Therrien; Ellen Richstone, the Company’s former Chief Financial Officer; Mr. Emerick; Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against us and the individual defendants; Section 20(a) of the Exchange Act against the individual defendants; Section 11 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; Section 12 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; and Section 15 of the Securities Act against Messrs. Grady, Woodbury, Emerick, Khoury and Therrien. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs.
     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc., et al. The Defendants in the case are: the Company; Mr. Therrien; Ms. Richstone; Mr. Emerick; Mr. Khoury; Mr. Woodbury; and Mr. Grady. As of this date, the Company has not been served with the complaint. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs.
     The Company is aware of additional proposed class actions, posted on the websites of the Brower Piven, the Charles H. Johnson and Associates, and the Federwood & Sherwood law firms. The Company is not yet aware of the filing of such actions, and Brooks has not been served with a complaint or any other process in any of these matters.
     Nasdaq Delisting Notice (Unaudited)
     On May 12, 2006, the Company received a staff determination letter from the Nasdaq Stock Market stating that its failure to timely file its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 was a violation of Nasdaq rules and that its securities would be delisted unless the Company requested a hearing. The Company requested a hearing, and this request stayed the delisting pending the outcome of the hearing. A hearing has been held at which the Company requested additional time to complete any necessary filings prior the delisting of its securities. On July 25, 2006, the Company received notice from the Nasdaq Stock Market that its common stock will not be delisted provided that it files its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and all required restatements on or prior to August 15, 2006. If the Company is unable to file these reports on or before August 15, 2006, the Company’s common stock may be delisted.

Item 9.	Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Background of Restatement
     On May 10, 2006, our Board of Directors concluded that our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 as well as the selected financial data for the years ended September 30, 2002 and 2001 should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). Our decision to restate our financial statements was based on the facts obtained by management and an independent investigation into our stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of the Board of Directors. The Board created the Special Committee, which was composed solely of independent directors, to conduct a review of matters related to past stock option grants (including the timing of such grants and associated documentation) after receiving inquiries regarding the timing of certain stock option grants. Separately, the Company’s management also reviewed stock option grants from 1995 through the second quarter of fiscal 2006 to determine whether any material accounting errors had occurred with respect to stock option grants.
     We have concluded that there were material accounting errors with respect to a number of stock option grants. In general, these stock options were granted with an exercise price equal to the Nasdaq closing market price for our common stock on the date set forth on written consents signed by one or more directors. We used the stated date of these consents as the “measurement date” for the purpose of accounting for them under GAAP, and as a result recorded no compensation expense in connection with the grants.
     We have concluded that a number of written consents were not fully executed or effective on the date set forth on the consents and thus that using the stated date as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. Generally, the changes in measurement dates are due to two kinds of errors: (1) we treated unanimous written consents of directors approving stock option grants as effective on the date stated on the consent, instead of the date upon which we received the consent form containing the last signature required for unanimity; and (2) we treated option grants to multiple employees as effective prior to the date upon which we had determined the exact number of options that would be granted to each individual employee. In cases where the closing market price on the revised measurement date exceeded the Nasdaq closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option.
     We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was approximately $58.7 million during the period from our initial public offering in 1996 through September 30, 2005. The corrections made in the restatement relate to options covering approximately 6.0 million shares. In the restatement, we recorded stock-based compensation expense of $1.6 million, $3.1 million and $17.3 million for the years ended September 30, 2005, 2004 and 2003, respectively, and $36.7 million prior to fiscal 2003. In addition, we recorded an income tax benefit of $1.8 million prior to fiscal 2003. The cumulative effect of the restatement adjustments on our consolidated balance sheet at September 30, 2005 was an increase in additional paid-in capital offset by a corresponding increase in the accumulated deficit and deferred compensation which results in no net effect on stockholders’ equity. The adjustments increased previously reported diluted loss from continuing operations per common share by $0.03 and $0.47 for the years ended September 30, 2005 and 2003, respectively, and decreased diluted earnings from continuing operations per common share by $0.07 for the year ended September 30, 2004. Approximately 99% of the charges relating to revised measurement dates arose from incorrect measurement dates for stock options granted during fiscal years 1996 through 2002. Subsequent to fiscal 2002 and prior to the inception of the investigation, we had revised our stock option and restricted stock grant practices. Neither the Company nor the Special Committee concluded that anyone now affiliated with the Company was complicit in any intentional wrongdoing. The Company and the Special Committee were unable to conclude that the accounting errors relating to revised measurement dates for stock option grants were the result of intentional misconduct of any company personnel. There was no impact on revenue or net cash provided by operating activities as a result of this compensation expense.
     In addition to the compensation expenses described above, we also recorded approximately $5.8 million of non-cash, stock-based compensation expense in connection with a stock option held by former CEO Robert J. Therrien that we have concluded he was permitted to exercise in November 1999 despite its expiration in August of 1999. This transaction was previously accounted for and disclosed as a loan by the Company to Mr. Therrien for the purpose of permitting him to exercise the option. Specifically, in November 1999, three directors of the Company (including Mr. Therrien) signed a ratification document pursuant to which Mr. Therrien was deemed to have been granted a loan as of August 1999. According to the document, in June 1999 our directors (Messrs. Khoury, Emerick and Therrien) discussed extending a loan to Mr. Therrien for the purpose of permitting him to exercise an option to purchase 225,000 shares of the Company’s stock prior to its expiration in August 1999. Based on the document, the Company in November 1999 deemed Mr. Therrien to have timely exercised the options, and accounted for the exercise without recognizing compensation expense. As a result of facts obtained by the Special Committee, we determined that Mr. Therrien misrepresented the facts of the loan and the ratification document described above was false as there were no discussions concerning a loan in June 1999. As a result, we have determined that the option expired in August 1999 and that compensation expense should have been recorded in connection with Mr. Therrien’s purchase of stock in November 1999. At that time, Mr. Therrien paid approximately $560,000 (the exercise price of $2.43 per share, plus interest deemed due on the loan) for 225,000 shares then worth approximately $6,314,000 (or $28.06 per share). In the restatement, we have recognized compensation expense in November 1999 equal to the difference between the price paid by Mr. Therrien and the market value of the stock on the date of sale. The three directors including Mr. Therrien are no longer affiliated with the Company.
     As part of our review, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. Apart from the errors underlying the restatement described above, no other matters have come to our attention that should be adjusted in our previously issued financial statements.
     As a result, we recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million. Principally as a result of losses incurred, we recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2005, our internal control over financial reporting was effective.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
Management’s Consideration of the Restatement
     In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of September 30, 2005, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and control environment, which resulted in the need to restate our previously issued financial statements as disclosed in Note 3, “Restatement of Previously Issued Financial Statements,” included in Item 8 of this report. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of September 30, 2005 because management determined that as of September 30, 2005 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedule
     The consolidated financial statements of the Company are listed in the index under Part II, Item 8, in this Form 10-K/A.
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
C**

2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**

2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**

2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**

2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**

2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**

2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**

2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**

2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**

2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**

2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**

Exhibit No.	Description	Reference
2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**

2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**

2.16	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004.	WW**

2.17	Agreement and Plan of Merger, dated as of July 11, 2005, by and among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.1**

2.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 29, 2005, among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.2**

3.01	Certificate of Incorporation of the Company.	P**

3.02	Certificate of Amendment to Certificate of Incorporation of the Company.	aa-3.2**

3.03	Certificate of Amendment to Certificate of Incorporation of the Company.	VV**

3.04	Certificate of Amendment to Certificate of Incorporation of the Company.	ZZ-3.1**

3.05	Certificate of Elimination of Special Voting Preferred Stock.	ZZ-3.2**

3.06	Certificate of Increase of shares Designated as Series A Junior Participating Preferred Stock.	ZZ-3.3**

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**

3.08	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company.	S**

3.09	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company.	aa-3.6**

3.10	Amended and Restated Bylaws of the Company.	ZZ-3.4**

4.01	Specimen Certificate for shares of the Company’s common stock.	T**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**

4.03	Rights Agreement dated July 23, 1997.	U**

4.04	Amendment No. 1 to Rights Agreement between the Company and the Rights Agent.	V**

4.05	Amendment No. 2 to Rights Agreement between the Company and the Rights Agent.	Z**

4.06	Amendment No. 3 to Rights Agreement between the Company and the Rights Agent.	bb-99.4**

4.07	Registration Rights Agreement dated January 6, 2000.	V**

4.08
Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.
F**

Exhibit No.	Description	Reference
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
AA**

10.24	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.*	TT**

10.25	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**

10.26	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**

10.27	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**

10.28	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**

Exhibit No.	Description	Reference
10.29	PRI Automation, Inc. 2000 Stock Option Plan.*	LL**

10.30	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.*	II**

10.31	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.*	MM**

10.32	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.*	NN**

10.33	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.*	OO**

10.34	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.*	PP**

10.35	Equipe Technologies Non-Statutory Stock Options.*	QQ**

10.36	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**

10.37
Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.
SS**

10.38	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**

10.39	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**

10.40	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	TT**

10.41	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	TT**

10.42	Separation Agreement for Ellen B. Richstone dated October 31, 2002.*	TT**

10.43	Employment Agreement by and between the Company and Edward C. Grady dated January 31, 2003.*	UU**

10.44	Employment Agreement by and between the Company and Robert W. Woodbury, Jr. dated February 26, 2003.*	VV**

10.45	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004(1).*	WW**

10.46	Amended Employment Agreement by and between the Company and Robert J. Therrien dated June 1, 2004.*	WW**

10.47	Amended and Restated Employment Agreement by and between the Company and Edward C. Grady dated June 1, 2004.*	WW**

10.48	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.44**

10.49	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.45**

10.50	Form of 2000 Equity Incentive Plan Director Stock Option Agreement.*	ee-10.46**

Exhibit No.	Description	Reference
10.51	Form of 1998 Employee Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.47**

10.52	Form of 1998 Employee Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.47**

10.53	Fiscal 2004 Management Incentive Plan Program.*	ee-10.48**

10.54	Fiscal 2005 Management Incentive Plan Program.	ff

12.01	Calculation of Ratio of Earnings to Fixed Charges.	ff

21.01	Subsidiaries of the Company.	ff

23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).	ff

31.01	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith

31.02	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith

32	Section 1350 Certifications.	Filed herewith

(1)	Portions of this agreement therein identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on July 29, 2004 pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, as amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 as amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001 as amended on April 4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current report on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894), filed on April 3, 2000.

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217), filed on April 14, 1997.

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822), filed on November 13, 2000.

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141), filed on March 9, 1999.

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067), filed on November 26, 1997.

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063), filed on January 28, 1998.

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

TT.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 2002 for the annual period ended September 30, 2002.

UU.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on February 14, 2003 for the quarterly period ended December 31, 2002.

VV.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 13, 2003 for the quarterly period ended March 31, 2003.

WW.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on July 29, 2004 for the quarterly period ended June 30, 2004.

ZZ.	Incorporated by reference to the referenced exhibit number filed with the Company’s current report on Form 8-K filed on October 27, 2005.

aa.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005.

bb.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form 8-A/A filed on July 11, 2005.

cc.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005.

dd.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-123242), filed on March 10, 2005.

ee.	Incorporated by reference to the exhibit number filed with the Company’s annual report on Form 10-K for the annual period ended September 30, 2004.

ff.	Incorporated by reference to the same exhibit number to the Company’s annual report on Form 10-K filed on December 13, 2005 for the annual period ended September 30, 2005.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Edward C. Grady

Edward C. Grady,
Chief Executive Officer
Date: July 31, 2006