Form 10-Q
period 2006-03-31
BROOKS AUTOMATION INC
filed 2006-08-07
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-25434
BROOKS AUTOMATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3040660

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Elizabeth Drive Chelmsford, Massachusetts	01824

(Address of principal executive offices)	(Zip Code)
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
☐ Yes       ☐ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 26, 2006:
     Common stock, $0.01 par value 75,366,199 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31,	September 30,
	2006	2005
		(as restated)
Assets
Current assets
Cash and cash equivalents	$180,543	$202,462
Marketable securities	184,498	121,561
Accounts receivable, net	119,134	77,555
Inventories	79,273	48,434
Current assets from discontinued operations	—	55
Prepaid expenses and other current assets	27,377	18,259

Total current assets	590,825	468,326

Property, plant and equipment, net	66,346	54,165
Long-term marketable securities	7,971	32,935
Goodwill	339,360	62,094
Intangible assets, net	80,009	3,828
Other assets	25,428	2,732

Total assets	$1,109,939	$624,080

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$8	$12
Short-term debt	175,000	175,000
Accounts payable	50,976	30,820
Deferred revenue	27,293	22,143
Accrued warranty and retrofit costs	10,741	9,782
Accrued compensation and benefits	21,619	15,886
Accrued restructuring costs	10,399	12,171
Accrued taxes payable	17,631	17,331
Current liabilities from discontinued operations	39	399
Accrued expenses and other current liabilities	23,950	16,551

Total current liabilities	337,656	300,095

Long-term debt	3	2
Accrued long-term restructuring	10,585	10,959
Other long-term liabilities	3,358	2,129

Total liabilities	351,602	313,185

Contingencies (Note 13)
Minority interests	294	1,060

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 75,365,813 and 45,434,709 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	754	454
Additional paid-in capital	1,757,545	1,307,145
Deferred compensation	—	(3,493)
Accumulated other comprehensive income	13,321	11,958
Accumulated deficit	(1,013,577)	(1,006,229)

Total stockholders’ equity	758,043	309,835

Total liabilities, minority interests and stockholders’ equity	$1,109,939	$624,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues
Product	$126,639	$98,881	$215,179	$181,604
Services	42,538	30,573	81,173	65,083

Total revenues	169,177	129,454	296,352	246,687

Cost of revenues
Product	86,424	70,896	156,716	128,753
Services	23,013	15,261	42,962	33,551

Total cost of revenues	109,437	86,157	199,678	162,304

Gross profit	59,740	43,297	96,674	84,383

Operating expenses
Research and development	17,322	16,368	33,433	32,346
Selling, general and administrative	33,471	19,849	64,665	41,444
Restructuring and acquisition-related charges	2,743	5,898	3,965	8,559

Total operating expenses	53,536	42,115	102,063	82,349

Income (loss) from continuing operations	6,204	1,182	(5,389)	2,034
Interest income	3,570	2,220	7,098	4,196
Interest expense	2,388	2,357	4,746	4,752
Other (income) expense, net	2,605	(287)	2,785	(66)

Income (loss) from continuing operations before income taxes and minority interests	4,781	1,332	(5,822)	1,544
Income tax provision	995	1,528	2,342	3,014

Income (loss) from continuing operations before minority interests	3,786	(196)	(8,164)	(1,470)
Minority interests in income (loss) of consolidated subsidiaries	(568)	78	(766)	208

Income (loss) from continuing operations	4,354	(274)	(7,398)	(1,678)
Income (loss) from discontinued operations, net of income taxes	(2)	(2,221)	50	(3,197)

Net income (loss)	$4,352	$(2,495)	$(7,348)	$(4,875)

Basic income (loss) per share from continuing operations	$0.06	$(0.01)	$(0.11)	$(0.04)
Basic income (loss) per share from discontinued operations	(0.00)	(0.05)	0.00	(0.07)

Basic net income (loss) per share	$0.06	$(0.06)	$(0.10)	$(0.11)

Diluted income (loss) per share from continuing operations	$0.06	$(0.01)	$(0.11)	$(0.04)
Diluted income (loss) per share from discontinued operations	(0.00)	(0.05)	0.00	(0.07)

Diluted net income (loss) per share	$0.06	$(0.06)	$(0.10)	$(0.11)

Shares used in computing income (loss) per share
Basic	74,371	44,873	70,174	44,787
Diluted	74,595	44,873	70,174	44,787
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended
	March 31,
	2006	2005
		(as restated)
Cash flows from operating activities
Net loss	$(7,348)	$(4,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,474	7,866
Stock-based compensation	4,112	2,762
Discount on marketable securities	(1,745)	—
Amortization of debt issuance costs	419	419
Undistributed earnings of joint venture	(472)	—
Minority interests	(766)	208
Loss on disposal of long-lived assets	190	968
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(17,649)	35,265
Inventories	3,511	9,692
Prepaid expenses and other current assets	(8,738)	2,120
Accounts payable	13,805	(8,008)
Deferred revenue	5,045	(3,789)
Accrued warranty and retrofit costs	(387)	(87)
Accrued compensation and benefits	2,251	(9,222)
Accrued restructuring costs	(5,140)	2,057
Accrued expenses and other current liabilities	4,944	(10,824)

Net cash provided by operating activities	7,506	24,552

Cash flows from investing activities
Purchases of property, plant and equipment	(5,320)	(5,153)
Acquisition of Helix Technology, cash acquired net of expenses	8,886	—
Purchases of marketable securities	(545,883)	(245,633)
Sale/maturity of marketable securities	509,974	226,061

Net cash used in investing activities	(32,343)	(24,725)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(3)	(5)
Proceeds from issuance of common stock, net of issuance costs	2,274	3,334

Net cash provided by financing activities	2,271	3,329

Effects of exchange rate changes on cash and cash equivalents	647	(29)

Net increase (decrease) in cash and cash equivalents	(21,919)	3,127
Cash and cash equivalents, beginning of period	202,462	193,281

Cash and cash equivalents, end of period	$180,543	$196,408

Supplemental cash flow information
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$447,949	$—

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
     Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A, filed with the United States Securities and Exchange Commission for the year ended September 30, 2005. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
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
2. Restatement of Previously Issued Financial Statements
     On May 10, 2006, the Company’s Board of Directors concluded that the Company’s consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 as well as the selected financial data for the years ended September 30, 2002 and 2001 should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate its financial statements was based on the facts obtained by management and an independent investigation into its stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of the Board of Directors. The Board created the Special Committee, which was composed solely of independent directors, to conduct a review of matters related to past stock option grants (including the timing of such grants and associated documentation) after receiving inquiries regarding the timing of certain stock option grants. Separately, the Company’s management also reviewed stock option grants from 1995 through the second quarter of fiscal 2006 to determine whether any material accounting errors had occurred with respect to stock option grants.
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
     As a result, the Company recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million as of September 30, 2005 including approximately $23,000 for the three months ended March 31, 2005 and $1,508,000 for the six months ended March 31, 2005. Principally as a result of losses incurred, the Company recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003.
     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three and six months ended March 31, 2005 and the consolidated balance sheet as of September 30, 2005 (in thousands):

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2005 (1)	2005 (1)
Cost of revenues product
As previously reported	$70,891	$128,569
As restated	$70,896	$128,753
Cost of revenues services
As previously reported	$15,253	$33,389
As restated	$15,261	$33,551
Gross profit
As previously reported	$43,310	$84,729
As restated	$43,297	$84,383
Research and development
As previously reported	$16,366	$32,006
As restated	$16,368	$32,346
Selling, general and administrative
As previously reported	$19,841	$40,622
As restated	$19,849	$41,444
Loss from continuing operations
As previously reported	$(251)	$(170)
As restated	$(274)	$(1,678)
Net loss
As previously reported	$(2,472)	$(3,367)
As restated	$(2,495)	$(4,875)
Basic and diluted net loss per share
As previously reported	$(0.06)	$(0.08)
As restated	$(0.06)	$(0.11)

(1)	The amounts previously reported reflect certain reclassifications made in the Company’s financial statements, including treatment of the Company’s Specialty Equipment and Life Sciences division as a discontinued operation.

As of
September 30, 2005
Additional paid-in capital
As previously reported	$1,244,184
As restated	$1,307,145
Accumulated deficit
As previously reported	$(943,470)
As restated	$(1,006,229)
Deferred compensation
As previously reported	$(3,291)
As restated	$(3,493)
     Fair Value Disclosures — Prior to SFAS 123R Adoption
     The following table provides supplemental information for the three and six months ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123 and gives effect to the restatement on the Company’s pro forma calculation of its net loss per share for the three and six months ended March 31, 2005 (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2005		2005
	(as previously	2005	(as previously	2005
	reported)	(as restated)	reported)	(as restated)
Net loss:

As reported	$(2,472)	$(2,495)	$(3,367)	$(4,875)
Add stock-based employee compensation expense included in reported net loss	412	434	625	2,133
Deduct pro forma stock-based compensation expense	1,650	1,687	29,238	20,928

Pro forma net loss	$(3,710)	$(3,748)	$(31,980)	$(23,670)

Basic and diluted net loss per share:

As reported	$(0.06)	$(0.06)	$(0.08)	$(0.11)
Pro forma	$(0.08)	$(0.08)	$(0.71)	$(0.53)

3. Stock Based Compensation
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
     On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase 1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under SFAS 123, the Company recognized $25.0 million of stock-based compensation for all options whose vesting was accelerated.
     As of October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.
     The following table reflects compensation expense recorded during the three and six months ended March 31, 2006 in accordance with SFAS 123R (in thousands):

	Three months ended	Six months ended
	March 31, 2006	March 31, 2006
Stock options	$968	$2,876
Restricted stock	477	861
Employee stock purchase plan	193	375

	$1,638	$4,112

     Valuation Assumptions for Stock Options and Employee Stock Purchase Plans
     For the three months ended March 31, 2005, 44,250 stock options were granted. No stock options were granted during the three months ended March 31, 2006. For the six months ended March 31, 2006 and 2005, 217,000 and 470,750 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Risk-free interest rate	n/a	3.7%	4.4%	3.5%
Volatility	n/a	50%	55%	51%
Expected life (years)	n/a	4.0	4.9	4.0
Dividend yield	n/a	0%	0%	0%

     The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.6%	2.8%	4.2%	2.3%
Volatility	37%	48%	35%	44%
Expected life	6 months	6 months	6 months	6 months
Dividend yield	0%	0%	0%	0%
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
     Equity Incentive Plans
     The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Under the equity incentive plans, stock options generally have a vesting period of 4 years and are exercisable for a period not to exceed 7 years from the date of issuance. Restricted stock awards generally vest over two to four years. At March 31, 2006, a total of 5,584,088 shares were reserved and available for the issuance of stock and restricted stock, which reflects an increase of 3,000,000 shares approved by the shareholders in March 2006.
     Stock Option Activity
     The following table summarizes stock option activity for the six months ended March 31, 2006:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at September 30, 2005	5,205,354	$23.92
Granted	217,000	12.82
Assumed from Helix Technology acquisition	765,480	16.42
Exercised	(98,741)	10.75
Forfeited/expired	(683,105)	28.84

Outstanding at March 31, 2006	5,405,988	$22.03
Options exercisable at March 31, 2006	4,209,762	$23.95
     The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$ 3.62 – $ 10.25	565,391	4.67	$9.70	$2,566	407,654	$9.79	$1,815
$ 10.50 – $ 14.24	623,334	5.33	$12.76	$925	234,984	$12.64	$377
$ 14.45 – $ 17.22	693,980	5.73	$16.34	$—	249,470	$16.27	$—
$ 17.34 – $ 21.75	424,828	4.35	$18.97	$—	321,397	$19.19	$—
$ 22.13 – $ 24.02	195,421	4.54	$23.65	$—	121,450	$23.62	$—
$ 24.30 – $ 24.30	1,445,590	3.60	$24.30	$—	1,431,767	$24.30	$—
$ 24.78 – $ 25.48	543,880	2.82	$25.19	$—	543,880	$25.19	$—
$ 25.50 – $ 39.75	783,626	2.29	$33.39	$—	771,222	$33.37	$—
$ 39.96 – $115.63	129,418	2.79	$50.78	$—	127,418	$50.86	$—
$123.56 – $123.56	520	0.07	$123.56	$—	520	$123.56	$—

$ 3.62 – $123.56	5,405,988	3.99	$22.03	$3,491	4,209,762	$23.95	$2,192
     The weighted average remaining contractual life of options exercisable at March 31, 2006 was 3.99 years.

     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $14.24 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 642,638.
     The weighted average grant date fair value of options, as determined under SFAS No. 123R, granted during the three months ended March 31, 2005 was $6.71 per share. No stock options were granted during the three months ended March 31, 2006. The weighted average grant date fair value of options granted during the six months ended March 31, 2006 and March 31, 2005 was $6.61 and $7.37 per share, respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and March 31, 2005 was $124,000 and $401,000, respectively. The total intrinsic value of options exercised during the six month period ended March 31, 2006 and March 31, 2005 was $336,000 and $523,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and March 31, 2005 was $436,000 and $1,506,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2006 and 2005, was $1,062,000 and $1,751,000, respectively.
     As of March 31, 2006 future compensation cost related to nonvested stock options is approximately $8.4 million and will be recognized over an estimated weighted average period of 2.5 years.
     The Company settles employee stock option exercises with newly issued common shares.
     Restricted stock for the six months ended March 31, 2006 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of March 31, 2006 and changes during the six months ended March 31, 2006 is as follows:

	Six months ended
	March 31, 2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	288,000	$16.40
Awards granted	766,500	$13.21
Awards vested	(78,250)	$16.34
Awards canceled	(1,500)	$13.80

Outstanding at end of period	974,750	$13.92
     The fair value of restricted stock awards vested during the three and six months ended March 31, 2006 was $0.1 million and $1.3 million, respectively.
     As of March 31, 2006, the unrecognized compensation cost related to nonvested restricted stock is $10.2 million and will be recognized over an estimated weighted average amortization period of 3.4 years.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan enables eligible employees to purchase shares of the Company’s common stock. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the three and six months ended March 31, 2006 was $193,000 and $375,000, respectively. There were 86,046 shares purchased under the employee stock purchase plan during the three and six months ended March 31, 2006. At March 31, 2006, a total of 1,572,413 shares were reserved and available for issuance under this plan, which reflects an increase of 750,000 shares approved by the shareholders in March 2006.
4. Acquisition of Helix Technology Corporation
     On October 26, 2005, the Company acquired all the issued and outstanding stock of Helix Technology Corporation (“Helix”). Helix develops and manufactures vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. The Company believes that the acquisition of Helix enables us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance. The aggregate purchase price, net of cash acquired, was approximately $458.1 million, consisting of 29.0 million shares of common stock valued at

$444.6 million, the fair value of assumed Helix options of $3.3 million and transaction costs of $10.2 million. The market price used to value the Brooks’ shares issued as consideration for Helix was $15.32, which represents the average of the closing market price of Brooks common stock for the period beginning two trading days before and ending two trading days after the merger agreement was announced. The actual number of shares of Brooks common stock issued was determined based on the actual number of shares of Helix common stock outstanding immediately prior to the completion of the merger, based on an exchange ratio of 1.11 shares of Brooks common stock for each outstanding share of Helix common stock. Helix will operate in the Company’s hardware segment. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     The consolidated financial statements include the results of Helix from the date of acquisition.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$79.9
Property, plants and equipment	15.4
Intangible assets	83.1
Goodwill	277.2
Other assets	20.9

Total assets acquired	476.5

Current liabilities	17.3
Other liabilities	1.1

Total liabilities assumed	18.4

Total purchase price including acquisition costs	$458.1

     Given the size and complexity of the acquisition, the Company is in process of finalizing their plan related to employee termination benefits and facility exit costs.
     Of the $83.1 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Completed and core technology	$55.9	6.9 years weighted average estimated useful life
Customer and contract relationships	22.5	6.9 years weighted average estimated economic consumption life
Trade names and trademarks	4.7	6 year weighted average estimated useful life

	$83.1

     The following unaudited proforma information gives effect to the acquisition of Helix as if the acquisition occurred at the beginning of the periods presented (in thousands, except per share data):

	Three months ended	Six months ended
	March 31,	March 31,
	2005	2006	2005
Revenues	$168,167	$305,756	$320,218

Net loss	$(14,890)	$(9,777)	$(18,850)

Basic loss per share	$(0.20)	$(0.13)	$(0.26)

Diluted loss per share	$(0.20)	$(0.13)	$(0.26)

     Proforma information above includes adjustments to reflect increased amortization expense, the write-off of the entire fair value step-up in inventory, and a full valuation allowance for deferred tax assets.

5. Property, Plant and Equipment
     Property, plant and equipment as of March 31, 2006 and September 30, 2005 were as follows (in thousands):

	March 31,	September 30,
	2006	2005
Buildings and land	$40,190	$40,019
Computer equipment and software	66,303	62,190
Machinery and equipment	34,903	27,572
Furniture and fixtures	13,385	12,471
Leasehold improvements	18,782	16,093
Construction in progress	4,651	2,682

	178,214	161,027
Less accumulated depreciation and amortization	(111,868)	(106,862)

Property, plant and equipment, net	$66,346	$54,165

     Depreciation expense was $3.5 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively, and $8.6 million and $6.2 million for the six months ended March 31, 2006 and 2005, respectively.
6. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, as restated):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Weighted average common shares outstanding used in computing basic earnings (loss) per share	74,371	44,873	70,174	44,787
Dilutive common stock options and restricted stock awards	224	—	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	74,595	44,873	70,174	44,787

     Approximately 4,753,000 options to purchase common stock and 1,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended March 31, 2006 as their effect would be anti-dilutive. The 4,753,000 options for the three months ended March 31, 2006 had an exercise price greater than the average market price of the common stock. Approximately 5,580,000 options to purchase common stock and 220,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended March 31, 2005 as their effect would be anti-dilutive. In addition, approximately 5,263,000 and 5,489,000 options to purchase common stock and 66,000 and 125,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the six months ended March 31, 2006 and 2005, respectively, as their effect would be anti-dilutive. The 5,263,000 and 5,489,000 options for the six months ended March 31, 2006 and 2005, respectively, had an exercise price greater than the average market price of the common stock. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for all periods presented as the effect of conversion would be anti-dilutive based on a conversion price of $70.23. These options, restricted stock and conversions could, however, become dilutive in future periods.
7. Discontinued Operations
     In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     The summary of operating results from discontinued operations is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$3	$19	$55	$604
Gross profit (loss)	(2)	(290)	50	(676)
Income (loss) from discontinued operations, net of tax	(2)	(2,221)	50	(3,197)
     Due to the losses incurred since acquisition of the SELS division, no tax benefit is reflected for the losses incurred.
     Assets and liabilities from discontinued operations are as follows (in thousands):

	March 31,	September 30,
	2006	2005
Current assets from discontinued operations	$—	$55
Current liabilities from discontinued operations	$39	$399
     Current assets include accounts receivable and current liabilities include accrued restructuring costs and other current liabilities.
8. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three and six months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
Net income (loss)	$4,352	$(2,495)	$(7,348)	$(4,875)
Change in cumulative translation adjustment	1,359	(3,033)	935	2,742
Unrealized gain (loss) on marketable securities	105	(455)	428	(797)

	$5,816	$(5,983)	$(5,985)	$(2,930)

9. Segment, Geographic Information and Significant Customers
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
     Financial information for the Company’s business segments is as follows (in thousands):

	Hardware	Software	Total
Three months ended March 31, 2006
Revenues
Product	$120,359	$6,280	$126,639
Services	28,413	14,125	42,538

	$148,772	$20,405	$169,177

Gross profit	$45,883	$13,857	$59,740
Segment operating income	$9,551	$668	$10,219

Three months ended March 31, 2005 (as restated)
Revenues
Product	$87,612	$11,269	$98,881
Services	15,819	14,754	30,573

	$103,431	$26,023	$129,454

Gross profit	$25,654	$17,643	$43,297
Segment operating income	$4,301	$2,966	$7,267

Six months ended March 31, 2006
Revenues
Product	$205,170	$10,009	$215,179
Services	52,097	29,076	81,173

	$257,267	$39,085	$296,352

Gross profit	$71,346	$25,328	$96,674
Segment operating income (loss)	$2,696	$(2,080)	$616

Six months ended March 31, 2005 (as restated)
Revenues
Product	$163,275	$18,329	$181,604
Services	31,615	33,468	65,083

	$194,890	$51,797	$246,687

Gross profit	$50,699	$33,684	$84,383
Segment operating income	$7,205	$3,817	$11,022

Assets
March 31, 2006	$370,621	$38,028	$408,649
September 30, 2005	$237,676	$54,675	$292,351
     Gross profit for the hardware business segment includes a $4.2 and $11.2 million charge to write-off the step-up in inventory from the acquisition of Helix and a $2.1 and $3.6 million charge for the amortization of completed technology acquired in the Helix acquisition for the three and six months ended March 31, 2006, respectively.

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2006 and 2005 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(as restated)		(as restated)

Segment operating income	$10,219	$7,267	$616	$11,022
Amortization of acquired intangible assets	1,272	187	2,040	429
Restructuring and acquisition-related charges	2,743	5,898	3,965	8,559

Total operating income (loss)	$6,204	$1,182	$(5,389)	$2,034

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2006 and September 30, 2005 is as follows (in thousands):

	March 31,	September 30,
	2006	2005

Segment assets	$408,649	$292,351
Assets from discontinued operations	—	55
Goodwill	339,360	62,094
Intangible assets	80,009	3,828
Investments in marketable securities and cash equivalents	281,921	265,752

Total assets	$1,109,939	$624,080

     Net revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
North America	$102,722	$66,420	$170,651	$131,410
Asia/Pacific	39,531	37,582	72,734	67,152
Europe	26,924	25,452	52,967	48,125

	$169,177	$129,454	$296,352	$246,687

     The Company had no customers that accounted for more than 10% of revenues in the three and six months ended March 31, 2006. The Company had one customer that accounted for more than 10% of accounts receivable at March 31, 2006 and September 30, 2005.
10. Restructuring and Acquisition-Related Charges and Accruals
     Based on estimates of its near term future revenues and operating costs, and the integration of Helix, the Company announced in fiscal 2006 plans to take additional cost reduction actions. Charges of $2.7 million were recorded for these actions in the second quarter of fiscal 2006. This charge consists of $1.6 million related to a vacant facility in Billerica, Massachusetts, $0.5 million associated with termination of approximately 9 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition and $0.6 million for retention bonuses earned in the period by employees who have been notified of their termination. The Company is in the process of finalizing facility exit activities and employee termination benefits related to the Helix acquisition which would be reflected as an adjustment to the purchase price within one year from the date of acquisition.
     The Company has recorded a total charge to operations of $4.0 million in the six months ended March 31, 2006. This charge consists of $1.6 million related to a vacant facility in Billerica, Massachusetts, $1.5 million associated with termination of approximately 29 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition, $1.4 million for retention bonuses earned in the period by employees who have been notified of their termination, offset by the $0.5 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose terminations were settled at a reduced cost. The accruals for workforce reductions are expected to be paid over the remainder of fiscal 2006.
     The Company recorded charges to operations of $6.7 million for the three month period ended March 31, 2005, of which $0.8 million related to discontinued operations. The total charge of $6.7 million consisted of $6.0 million related to workforce reductions and $0.7 million related to previously abandoned facilities. The Company recorded charges to operations of $9.4 million for the six month period ended March 31, 2005, of which $0.8 million related to discontinued operations. The total charge of $9.4 million consisted of $8.4 million related to workforce reductions and $1.0 million related to previously abandoned facilities.
     The Company continues to review and align its cost structure to sustain profitable operations amid the changing semiconductor cycles.
     The activity for the three and six months ended March 31, 2006 and 2005 related to the Company’s restructuring and acquisition-related accruals is summarized below (in thousands):

	Activity – Three Months Ended March 31, 2006
	Balance					Balance
	December 31,					March 31,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$13,960	$1,600	$580	$—	$(915)	$15,225
Workforce-related	8,522	1,143	282	—	(4,188)	5,759

	$22,482	$2,743	$862	$—	$(5,103)	$20,984

	Activity – Three Months Ended March 31, 2005
	Balance					Balance
	December 31,					March 31,
	2004	Expense	Adjustments	Reversals	Utilization	2005

Facilities	$16,622	$731	$—	$—	$(1,318)	$16,035
Workforce-related	3,217	5,959	—	—	(2,927)	6,249

	$19,839	$6,690	$—	$—	$(4,245)	$22,284

	Activity – Six Months Ended March 31, 2006
	Balance					Balance
	September 30,					March 31,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$15,045	$1,600	$580	$—	$(2,000)	$15,225
Workforce-related	8,429	2,851	2,066	(486)	(7,101)	5,759

	$23,474	$4,451	$2,646	$(486)	$(9,101)	$20,984

	Activity – Six Months Ended March 31, 2005
	Balance					Balance
	September 30,					March 31,
	2004	Expense	Adjustments	Reversals	Utilization	2005

Facilities	$17,730	$1,001	$—	$—	$(2,696)	$16,035
Workforce-related	2,460	8,350	—	—	(4,561)	6,249

	$20,190	$9,351	$—	$—	$(7,257)	$22,284

     The Company expects the majority of the remaining severance costs totaling $5.8 million will be paid over the course of 2006. The expected facilities costs, totaling $15.2 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
11. Employee Benefit Plans
     The components of the Company’s net pension cost relating to a noncontributory defined benefit pension plan acquired with the Helix acquisition for the three and six months ended March 31, 2006 is as follows (in thousands):

	Three months ended	Six months ended
	March 31, 2006	March 31, 2006
Service cost	$416	$805
Interest cost	123	380
Expected return on assets	(253)	(436)

Net periodic pension cost	$286	$749

     In conjunction with the acquisition of Helix, the Company closed the defined benefit pension plan to new hires and approved the decision to freeze the plan such that no further benefits would accrue after October 31, 2006. The impact of this decision has been reflected in the purchase price allocation described in Note 4.

     The Company contributed $3.0 million to the pension plan in April 2006 to meet certain funding targets.
12. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2006	2005
Accounts receivable	$121,968	$80,352
Less allowances	2,834	2,797

	$119,134	$77,555

Inventories
Raw materials and purchased parts	$33,455	$24,612
Work-in-process	29,296	12,043
Finished goods	16,522	11,779

	$79,273	$48,434

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three and six months ended March 31, 2006 and 2005 is as follows (in thousands):

Activity – Three Months Ended March 31, 2006
Balance			Balance
December 31,			March 31,
2005	Accruals	Settlements	2006
$9,991	$3,741	$(2,991)	$10,741

Activity – Three Months Ended March 31, 2005
Balance			Balance
December 31			March 31,
2004	Accruals	Settlements	2005
$11,358	$2,179	$(1,301)	$12,236

Activity – Six Months Ended March 31, 2006
Balance			Balance
September 30,			March 31,
2005	Accruals	Settlements	2006
$9,782	$5,798	$(4,839)	$10,741

Activity – Six Months Ended March 31, 2005
Balance			Balance
September 30,			March 31,
2004	Accruals	Settlements	2005
$11,946	$2,689	$(2,399)	$12,236

     The accrual of $5,798,000 for the six months ended March 31, 2006 includes the acquired warranty liability from Helix at the acquisition date of $1,262,000.
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
     ITI Lawsuit
     On or about April 21, 2005, the Company was served with a third-party complaint seeking to join the Company as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). The lawsuit (the “ITI Lawsuit”) also involved two individuals: Robert W. Atherton (“Atherton”), the named inventor on the patent, and Willis E. Higgins (“Higgins”), an attorney who worked with Atherton to obtain the patent. ITI began the ITI Lawsuit against Motorola in the United States District Court for the Northern District of Illinois (Eastern Division) in November 2004, and ITI added Freescale to the ITI Lawsuit in March 2005. ITI claimed that Motorola and Freescale had infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant. ITI asserted that the Company has induced and contributed to the infringement of the patent.
     Freescale alleged that the Company had a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of the Company’s AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the ITI Lawsuit brought by ITI. AutoSched is a software program sold by the Company and by one or more companies that formerly owned the AutoSched product prior to the acquisition of AutoSched by the Company in 1999 from Daifuku U.S.A, Inc.
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
     On April 28, 2006 the Company entered into a settlement agreement with ITI and other parties settling disputes that were the subject of this litigation. In exchange for a cash payment accrued in the quarter ended March 31, 2006, the settlement affords a license, releases and covenants not to sue the Company, the other parties named above, and all users of certain Brooks Automation factory modeling software products such as the “Autosched” product. The Intel Lawsuit is also being dismissed as a result of this settlement.
     In addition, the Company has agreed in principle to settle the claim for indemnification brought against Brooks by Freescale by the payment to Freescale of $400,000 to defray a portion of the legal expenses borne by Freescale in the defense of the ITI litigation.
     Other Commercial Litigation Matters
     In January 2006 a ruling was issued against the Company by a Massachusetts state court in a commercial litigation matter involving the Company and BlueShift Technologies, Inc. Awards of damages and costs were assessed against Brooks in January and April 2006 in the amount of approximately $1.6 million, which had been accrued for at December 31, 2005. Brooks has filed a notice of appeal in the case with the Massachusetts Appeals Court and that appeal is now pending.
     Proceedings Relating to Equity Incentive Practices and the Restatement
     On May 12, 2006, the Company announced that it had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to the Company in connection with an informal inquiry by that office regarding a loan the Company previously reported had been made to Mr. Therrien in connection with his exercise of stock options in 1999. On June 23, 2006, the Company was informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued a subpoena to the Company seeking documents related to the Company’s stock option grant practices and a purported loan to Robert Therrien in August 1999 in connection with his exercise of a stock option.
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
     Private Litigation
     On May 22, 2006, a derivative action was filed nominally on the Company’s behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al. The Defendants in the case are: A. Clinton Allen, Director of the Company; Roger D. Emerick, former Director of the Company; Edward C. Grady, Director, President and CEO of the Company; Amin J. Khoury, former Director of the Company; Joseph R. Martin, Director of the Company; John K. McGillicuddy, Director of the Company; and Robert J. Therrien, former Director, President and CEO of the Company. The complaint alleges defendants breached their fiduciary duties by backdating stock option grants; violating Generally Accepted Accounting Principles; causing us to issue false and misleading financial statements; and causing us to file false proxy statements and Form 4’s. The complaint further alleges that Messrs. Therrien, Grady, Emerick and Khoury were unjustly enriched as a result of their receipt and retention of backdated stock option grants. The Complaint seeks, on our behalf, inter alia, damages against the individual defendants for breaches of fiduciary duties; disgorgement of any backdated stock options or the proceeds of any related exercised stock options; other equitable relief to remedy breached fiduciary duties; and plaintiff’s costs.
     On May 26, 2006, a derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on the Company’s behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al. The Defendants in the action are: Mr. Grady; Mr. Allen; Mr. Emerick; Mr. Khoury; Robert J. Lepofsky, Director of the Company; Mr. Martin; Mr. McGillicuddy; Krishna G. Palepu, Director of the Company; Alfred Woollacott, III, Director of the Company; Mark S. Wrighton, Director of the Company; and Marvin Schorr, Director of the Company. The complaint alleges defendants breached fiduciary duties owed the Company by causing or allowing the backdating of stock option grants; the issuance of inaccurate financial results; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment. The complaint seeks, on our behalf, inter alia, damages against the director defendants for breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; the Court to direct the Company to take actions to improve corporate governance and internal procedures; extraordinary equitable and/or injunctive relief; restitution and disgorgement of profits; and plaintiff’s costs.
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
     There are no known additional claims pending or threatened against the Company that are believed to be material.
     14. Subsequent Events
     Merger
     On May 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (“Synetics”). Brooks completed its acquisition of Synetics from Yaskawa Electric Corporation (“Yaskawa”), a corporation duly organized and existing under the laws of Japan, through a merger that became effective as of June 30, 2006. Synetics provides customized manufactured solutions for the North American semiconductor equipment industry. Pursuant to the merger agreement, Synetics became a wholly owned subsidiary of Brooks. The purchase price, including the repayment of outstanding debt and transaction costs, for Synetics consisted of approximately $50 million in cash.
     Also on May 8, 2006, the Company entered into Joint Venture Agreement (the “Agreement”) with Yaskawa to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc.( “YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. YBA is expected to begin operations in September 2006.
     Bond Acceleration
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
     Nasdaq Delisting Notice
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
     As a result, we recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million as of September 30, 2005 including approximately $23,000 for the three months ended March 31, 2005 and $1,508,000 for the six months ended March 31, 2005. Principally as a result of losses incurred, we recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003.
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
     We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. Our customers also include companies who are in the LCD, data storage and other similar industries. As a result of the acquisition of Helix Technology Corporation (“Helix”), a Delaware

corporation, certain products are sold to non-semiconductor customers in imaging and coating and analytic instruments. We have major customers in the United States, Europe and Asia.
     On October 26, 2005, we acquired Helix pursuant to a merger agreement (the “Merger Agreement”). Under the terms of the Merger Agreement each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by us or a subsidiary, was cancelled and extinguished and automatically converted into 1.11 (“Exchange Ratio”) shares of our common stock. In addition, we assumed all options then outstanding under Helix’s existing equity incentive plans, each of which is now exercisable into a number of shares of our common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Helix acquisition is valued at approximately $458.1 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million and cash expenses of $10.2 million. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Helix is a leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. We expect the acquisition of Helix will enable us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance.
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
Three and Six Months Ended March 31, 2006, Compared to Three and Six Months Ended March 31, 2005
Revenues
     We reported revenues of $169.2 million for the three months ended March 31, 2006, compared to $129.5 million in the three months ended March 31, 2005, a 30.7% increase. The increase reflects the additional revenues of $48.2 million related to the Helix acquisition, offset by lower revenues related to our legacy Brooks hardware segment of $2.9 million and lower revenues related to our software segment of $5.6 million. Our revenues for the six months ended March 31, 2006 were $296.4 million, compared to $246.7 million in the same prior year period, a 20.1% increase. This increase reflects the additional revenues of $79.2 million related to the Helix acquisition, offset by lower revenues related to our legacy Brooks hardware segment of $16.8 million and lower revenues related to our software segment of $12.7 million. The decrease in our legacy Brooks revenues is reflective of a reduced demand for semiconductor capital equipment from the prior year periods.
     Our hardware segment reported revenues of $148.8 million for the three months ended March 31, 2006, an increase of 43.8% from the $103.4 million reported for the three months ended March 31, 2005. Hardware segment revenues for the six months ended March 31, 2006 were $257.3 million compared to $194.9 million for the same prior year period, an increase of 32.0% This increase is attributable to the additional revenues related to the Helix acquisition of $48.2 million for the three month period and $79.2 million for the six month period, offset primarily by lower revenues for our legacy factory hardware and flat panel display products.
     Our software segment reported revenues of $20.4 million in the three months ended March 31, 2006, a 21.6% decrease from the $26.0 million reported in the three months ended March 31, 2005. Software segment revenues for the six months ended March 31, 2006 were $39.1 million compared to $51.8 million for the same prior year period, a decrease of 24.5%. The decrease is primarily attributable to lower license revenues and reduced activity on tailored software projects.
     Product revenues increased $27.7 million, or 28.1%, to $126.6 million, in the three months ended March 31, 2006, from $98.9 million in the three months ended March 31, 2005. This increase is attributable to the additional revenues of $35.2 million related to the Helix acquisition, offset by lower revenues of legacy Brooks hardware of $2.5 million and lower software products sales of $5.0 million. Service revenues increased $12.0 million, or 39.1%, to $42.5 million in the three months ended March 31, 2005. This increase is primarily attributable to additional revenues of $13.0 million related to the Helix acquisition offset by decreased legacy hardware service revenues of $0.4 million and lower software related services of $0.6 million.
     Product revenues increased $33.6 million, or 18.5%, to $215.2 million, in the six months ended March 31, 2006, from $181.6 million in the three months ended March 31, 2005. This increase is attributable to the additional revenues of $56.6 million related to the Helix acquisition, offset by lower revenues of legacy Brooks hardware of $14.7 million and lower software products sales of $8.3 million. Service revenues increased $16.1 million, or 24.7%, to $81.2 million in the six months ended March 31, 2006. This increase is primarily attributable to additional revenues of $22.6 million related to the Helix acquisition along with decreased legacy hardware service revenues of $2.1 million, offset by lower software related services of $4.4 million.
     Revenues outside the United States were $67.5 million, or 39.9% of revenues, and $127.1 million, or 42.9% of revenues, in the three and six months ended March 31, 2006 respectively, compared to $63.0 million, or 48.7% of revenues, and $115.3 million, or 46.7% of revenues, in the three and six months ended March 31, 2005 respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.

     Deferred revenues of $27.3 million at March 31, 2006 consisted of $15.8 million related to deferred maintenance contracts and $11.5 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.
Gross Margin
     Gross margin dollars increased to $59.7 million for the three months ended March 31, 2006, compared to $43.3 million for the three months ended March 31, 2005, while gross margin percentage increased to 35.3% for the three months ended March 31, 2006, compared to 33.4% for the three months ended March 31, 2005. This increase in gross margin reflects the additional margin of $14.0 million related to the Helix acquisition, net of a $4.2 million charge to write-off the remaining step-up in inventory related to the Helix acquisition and a charge of $2.1 million for the amortization of completed technology acquired in the Helix transaction, along with higher margin on a more favorable mix of revenues from legacy Brooks hardware. Our hardware segment gross margin increased to $45.9 million or 30.8% in the three months ended March 31, 2006, from $25.7 million or 24.8% in the three months ended March 31, 2005. Our software segment gross margin for the three months ended March 31, 2006, decreased to $13.8 million or 67.9%, compared to $17.6 million or 67.8% in the prior year. The decrease in software gross margin dollars is primarily the result of lower software license sales.
     Gross margin dollars increased to $96.7 million for the six months ended March 31, 2006, compared to $84.4 million for the six months ended March 31, 2005, while gross margin percentage decreased to 32.6% for the six months ended March 31, 2006, compared to 34.2% for the three months ended March 31, 2005. This increase in gross margin reflects the additional gross margin of $18.1 million related to the Helix acquisition, net of a $11.2 million charge to write-off the step-up in inventory related to the Helix acquisition and a charge of $3.6 million for the amortization of completed technology acquired in the Helix transaction, along with higher margin on higher revenues from legacy Brooks hardware. Our hardware segment gross margin increased to $71.3 million or 27.7% in the six months ended March 31, 2006, from $50.7 million or 26.0% in the six months ended March 31, 2005. Our software segment gross margin for the six months ended March 31, 2006, decreased to $25.3 million or 64.8%, compared to $33.7 million or 65.0% in the prior year. The decrease in software gross margin dollars is primarily the result of lower software license sales.
     Gross margin on product revenues was $40.2 million or 31.8% for the three months ended March 31, 2006, compared to $28.0 million or 28.3% for the prior year. The increase in product margins is primarily attributable to higher manufacturing overhead absorption along with the additional margin of $9.1 million related to the Helix acquisition. Gross margin on product revenues was $58.5 million or 27.2% for the six months ended March 31, 2006, compared to $52.9 million or 29.1% for the six months ended March 31, 2005. The increase in gross margins is primarily attributable to higher manufacturing overhead absorption along with the additional margin of $9.0 million related to the Helix acquisition.
     Gross margin on service revenues was $19.5 million or 45.9% for the three months ended March 31, 2006, compared to $15.3 million or 50.1% in the three months ended March 31, 2005. The increase in gross margin dollars is primarily attributable to incremental $4.9 million of gross profit from Helix customer support services along with higher profit on software-related services of $1.0 million offset by lower margin of $1.7 million on legacy Brooks hardware-related services. Gross margin on service revenues was $38.2 million or 47.1% for the six months ended March 31, 2006, compared to $31.5 million or 48.4% in the six months ended March 31, 2005. This increase in gross margin dollars is primarily attributable to the incremental $9.1 million of gross profit from Helix customer support services offset by lower profit on software-related services of $0.4 million and lower margin of $2.2 million on legacy Brooks hardware-related services.
Research and Development
     Research and development expenses for the three months ended March 31, 2006, were $17.3 million, an increase of $0.9 million, compared to $16.4 million in the three months ended March 31, 2005. Research and development expenses for the six months ended March 31, 2006, were $33.4 million, an increase of $1.1 million, compared to $32.3 million in the six months ended March 31, 2005. Research and development expenses decreased as a percentage of revenues to 10.2% in the three months ended March 31, 2006 from 12.6% in the three months ended March 31, 2005, and also decreased to 11.3% in the six months ended March 31, 2006 compared to 13.1% in the six months ended March 31, 2005. The increase in absolute spending is attributable to the additional spending of $2.5 million and $4.3 million for three and six months ended March 31, 2006 respectively related to the Helix business, offset by lower spending in the Company’s legacy Brooks hardware and software businesses. The decrease in absolute legacy Brooks spending and the overall decrease a percentage of revenues was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient as well as higher revenue levels against which these costs are measured.

Selling, General and Administrative
     Selling, general and administrative expenses were $33.5 million for the three months ended March 31, 2006, an increase of $13.7 million, compared to $19.8 million in the three months ended March 31, 2005. Selling, general and administrative expenses were $64.7 million for the six months ended March 31, 2006, an increase of $23.3 million, compared to $41.4 million in the six months ended March 31, 2005. Selling, general and administrative expenses increased as a percentage of revenues, to 19.8% in the three months ended March 31, 2006 from 15.3% in the three months ended March 31, 2005, and also increased to 21.8% in the six months ended March 31, 2006 compared to 16.8% in the six months ended March 31, 2005. The increase in absolute spending in the three months ended March 31, 2006 is primarily attributable to the additional expenses related to the Helix business of $8.2 million along with higher corporate accounting, legal and administration expenses of $1.9 million and a higher management incentive plan provision of $2.3 million. The increase in absolute spending in the six months ended March 31, 2006 is primarily attributable to the additional expenses related to the Helix business of $14.3 million, higher corporate accounting, legal and administrative expenses of $4.6 million, higher management incentive plan expenses of $2.0 million, and the $1.3 million write-off of the remaining depreciation on a sales management application recorded in the quarter ended December 31, 2005 which is being phased out of use.
Restructuring and Acquisition-related Charges
     We recorded a charge to operations of $2.7 million in the three months ended March 31, 2006. This charge consists of $1.6 million related to a vacant facility in Billerica, Massachusetts, $0.5 million associated with termination of 9 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition and further downsizing in our software segment, and $0.6 million for retention bonuses earned in the period by employees who have been notified of their termination in the current and prior periods. The accruals for workforce reductions are expected to be paid over the remainder of fiscal 2006. We estimate that salary and benefit savings as a result of these actions will be approximately $1.2 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.
     We recorded a charge to operations of $4.0 million in the six months ended March 31, 2006 which consists of $1.6 million related to a vacant facility in Billerica, Massachusetts, $1.5 million of severance costs associated with the termination of 29 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition and further downsizing in our software segment, and $1.4 million for retention bonuses earned in the period by employees who have been notified of their termination in the current and prior periods, offset by the $0.5 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost.
     We expect to record additional restructuring charges in our third and fourth fiscal quarters as we take further actions to eliminate redundant activities resulting from the Helix acquisition, and as retention bonuses to employees who have been notified of their termination are earned in these periods.
Interest Income and Expense
     Interest income increased by $1.4 million, to $3.6 million, in the three months ended March 31, 2006, from $2.2 million in the three months ended March 31, 2005. Interest income increased by $2.9 million, to $7.1 million, in the six months ended March 31, 2006, from $4.2 million in the six months ended March 31, 2005. This increase is primarily the result of higher investment balances for the both the three and six month periods and higher interest rates that were realized on our investment balances. Interest expense of $2.4 million for the three months and $4.8 million for the six months ended March 31, 2006 and 2005 relates primarily to the 4.75% Convertible Subordinated Notes.
Other (Income) Expense
     We recorded other expense, net of $2.6 million in the three months ended March 31, 2006, compared to other income, net of $0.3 million in the three months ended March 31, 2005. This increase is primarily attributable to the accrual of $3.5 million recorded this quarter related to a legal contingency which was settled in April 2006. For the six months ended March 31, 2006, we recorded other expense, net of $2.8 million compared to other income, net of $0.1 million in the six months ended March 31, 2005. This increase is primarily attributable to the accrual of $4.9 million related to various legal contingencies offset, in part, by the receipt of $0.8 million of principal repayment on a note that had been previously written off.

Income Tax Provision
     We recorded an income tax provision of $1.0 million and $2.3 million in the three and six months ended March 31, 2006 respectively, compared to a provision of $1.5 million and $3.0 million in the three and six months ended March 31, 2005 respectively. The tax provision recorded for both periods was primarily due to foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2006, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.
     We are subject to income taxes in various jurisdictions. Significant judgment is required in determining the world-wide provision for income taxes. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the tax reserves reflect the probable outcome of known contingencies. Tax reserves established include, but are not limited to, business combinations, transfer pricing, withholding taxes, and various state and foreign matters.
Discontinued Operations
     We recorded a loss from operations of our discontinued SELS business of $2,000 in the three months ended March 31, 2006, compared to a loss of $2.2 million in the three months ended March 31, 2005. We recorded a gain of $0.1 million in the six months ended March 31, 2006, compared to a loss $3.2 million in the six months ended March 31, 2005.
Liquidity and Capital Resources
     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. In response to industry downturns, we implement cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The cyclical nature of the industry make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.
     At March 31, 2006, we had cash, cash equivalents and marketable securities aggregating $373.0 million. This amount was comprised of $180.5 million of cash and cash equivalents, $184.5 million of investments in short-term marketable securities and $8.0 million of investments in long-term marketable securities. At September 30, 2005, we had cash, cash equivalents and marketable securities aggregating $357.0 million. This amount was comprised of $202.5 million of cash and cash equivalents, $121.6 million of investments in short-term marketable securities and $32.9 million of investments in long-term marketable securities.
     Cash provided by operations was $7.5 million for the six months ended March 31, 2006, and was primarily attributable to our net loss of $7.3 million, adjusted for non-cash depreciation and amortization of $15.5 million and compensation expense related to common stock and options of $4.1 million. These adjustments were offset by net working capital changes resulting in a decrease in cash of $2.4 million. This change in working capital was primarily the result of increased accounts receivable balances of $17.6 million and a decreased inventory balance of $3.5 million. Our days sales outstanding decreased to 61 days at March 31, 2006 from 68 days at September 30, 2005. Other changes in working capital included increased accounts payable levels of $13.8 million, increases in prepaid expenses and other current assets of $8.7 million primarily as a result of prepayments for corporate insurance policies and payroll taxes, increased accrued expenses and other current liabilities of $4.9 million, increased deferred revenue of $5.0 million and increased accrued compensation and benefits of $2.3 million, offset in part by a decrease in accrued restructuring costs of $5.1 million primarily reflecting payments.
     Cash used by investing activities was $32.3 million for the six months ended March 31, 2006, and is principally comprised of net purchases of marketable securities of $35.9 million as we took excess cash and purchased additional marketable securities to maximize investment returns, cash inherited with the acquisition of Helix of $8.9 million and $5.3 million used for capital additions.
     Cash provided by financing activities was $2.3 million for the six months ended March 31, 2006, and is primarily comprised of $2.3 million from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.
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
     Under the indenture, an event of default occurs if we fail to cure the default within 60 days after written notice of the default to the Company and the trustee by holders of at least 25% in aggregate principal amount of notes outstanding. On May 15, 2006, we received a notice from holders of more than 25% in aggregate principal amount of notes outstanding that we were in default of Section 6.2 of the indenture based on our failure to file our Form 10-Q. On Friday July 14, 2006, we received a further notice from holders of more than 25% of the aggregate outstanding principal amount of our notes accelerating our obligation to repay the unpaid principal on the notes because our Report on Form 10-Q for the quarter ended March 31, 2006 had not yet been filed. On Monday, July 17, 2006, we paid the outstanding $175 million principal balance to the trustee.
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
     At March 31, 2006, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
     On May 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (Synetics). Brooks completed its acquisition of Synetics from Yaskawa through a merger that became effective as of June 30, 2006. Synetics provides customized manufactured solutions for the North American semiconductor equipment industry. Pursuant to the merger agreement, Synetics became a wholly owned subsidiary of Brooks. The purchase price, including the repayment of outstanding debt and transaction costs, for Synetics consisted of approximately $50 million in cash.
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
     Interest Rates
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
Foreign Currency Exchange Rates
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms.
     Change in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     ITI Lawsuit
     On or about April 21, 2005, we were served with a third-party complaint seeking to join us as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). The lawsuit (the “ITI Lawsuit”) also involved two individuals: Robert W. Atherton (“Atherton”), the named inventor on the patent, and Willis E. Higgins (“Higgins”), an attorney who worked with Atherton to obtain the patent. ITI began the ITI Lawsuit against Motorola in the United States District Court for the Northern District of Illinois (Eastern Division) in November 2004, and ITI added Freescale to the ITI Lawsuit in March 2005. ITI claimed that Motorola and Freescale had infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant. ITI asserted that the Company has induced and contributed to the infringement of the patent.
     Freescale alleged that we had a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of our AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the ITI Lawsuit brought by ITI. AutoSched is a software program sold by us and by one or more companies that formerly owned the AutoSched product prior to our acquisition of AutoSched in 1999 from Daifuku U.S.A, Inc.
     On July 7, 2005, Intel Corporation (“Intel”) filed a lawsuit against ITI seeking a declaratory judgment that Intel has not infringed and is not infringing the patent (the “Intel Lawsuit”). In letters dated May 26, 2005 and September 23, 2005, Intel notified us that Intel believes that we have an indemnification obligation to Intel, but that, at present, Intel is not seeking to have those obligations determined and enforced in the Intel Lawsuit. Thus, we have not been made a party to the Intel Lawsuit. The Intel Lawsuit is pending before the same judge as the ITI Lawsuit, but has a separate schedule.

     On April 28, 2006 we entered into a settlement agreement with ITI and other parties settling disputes that were the subject of this litigation. In exchange for a cash payment, the settlement affords a license, releases and covenants not to sue us, the other parties named above, and all users of certain of our factory modeling software products such as the “Autosched” product. The Intel Lawsuit is also being dismissed as a result of this settlement.
     In addition, we have agreed in principle to settle the claim for indemnification brought against us by Freescale by the payment to Freescale of $400,000 to defray a portion of the legal expenses borne by Freescale in the defense of the ITI litigation.
     Other Commercial Litigation Matters
     In January 2006 a ruling was issued against us by a Massachusetts state court in a commercial litigation matter involving us and BlueShift Technologies, Inc. Awards of damages and costs were assessed against us in January and April 2006 in the amount of approximately $1.6 million, which had been accrued for at December 31, 2005. We have filed a notice of appeal in the case with the Massachusetts Appeals Court and that appeal is now pending.
     Regulatory Proceedings
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
     Private Litigation
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
Item 1A. Risk Factors
     The following risk factors incorporate all material changes from the risk factors disclosed in our Annual report on Form 10-K/A for the fiscal year ended September 30, 2005.
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
     Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors. The semiconductor industry experienced a prolonged downturn, which negatively impacted us from the third quarter of fiscal 2001 until well into 2003. As a result of that downturn, our OEM and end-user customers significantly reduced the rate at which they purchased our products and services. That reduced demand adversely affected our sales volume and gross margins and resulted in substantial operating losses during fiscal 2001, 2002 and 2003. These losses were due to, among other things, writedowns for obsolete inventory and expenses related to investments in research and development and global service and support necessary to maintain our competitive position. Although our business became profitable during 2004, a downward trend again developed during fiscal 2005 in the semiconductor industry, and our revenues in fiscal 2005 declined from the prior year. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.
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
     For the three months ended March 31, 2006, approximately 39% of our revenues were derived from sales outside North America, while approximately 48% of our revenues in fiscal 2005 were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:
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
     We acquired Helix effective October 26, 2005 and acquired Synetics effective June 30, 2006. In addition we have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:
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
We face risks related to the restatement of our financial statements and the pending SEC and US Attorney investigations regarding our past practices with respect to equity incentives.
     On May 16, 2006, the Securities and Exchange Commission notified us that it had commenced an informal inquiry into certain stock option grants and accounting practices. Subsequently, we have been informed that the informal inquiry has been converted into a formal inquiry, and we have received a subpoena from the SEC requesting, among other things, all documents relating to stock options available for exercise after January 1, 1999. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the pending SEC investigation into our past practices with respect to equity incentives. The resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated.
     On May 19, 2006, we received a grand jury subpoena from the United States Attorney for the Eastern District of New York (the “US Attorney”) requesting all documents relating to stock option grants between 1995 and the present and documents concerning any proposed restatement of our financial statements. Responsibility for this investigation was subsequently assumed by the United States Attorney for the District of Massachusetts, and we have received a subpoena from that office requesting, among other things, similar documents relating to option grants. The investigation remains ongoing and we are fully cooperating with the US Attorney. We cannot predict when this inquiry will conclude or its eventual outcome. The uncertainty associated with this investigation into our accounting practices and the restatement of our financial statements could seriously harm our business, financial condition and reputation.
Our common stock may be delisted from the Nasdaq unless we file all required restatements with the SEC on or before August 15, 2006

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
We face litigation risks relating to our past practices with respect to equity incentives that could have a material adverse effect on the Company.
     Several lawsuits, including both putative securities class actions and shareholder derivative actions, have been filed against us, our directors and officers and certain of our former directors and officers relating to our past practices with respect to equity incentives. See Part II, Item 1, “Legal Proceedings” for a more detailed description of these proceedings. We are and may in the future be subject to other litigation arising in the normal course of our business. These actions are in the preliminary stages, and their ultimate outcome may have a material adverse effect on our business, financial condition and results of operations. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expense and the continued diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Some or all of the amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.
     We have amended our annual report on Form 10-K for the year ended September 30, 2005 and included in that filing restated financial statements for the years ended September 30, 2005, 2004 and 2003 and restated selected financial data for the years ended September 30, 2002 and 2001. This restatement of our financial statements may lead to new litigation, may strengthen and expand the claims in the pending litigation, and may increase the cost of defending or resolving the current litigation.
     Under indemnification agreements we have entered into with our officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material, in particular if any of these individuals become targets of regulatory investigations into our past practices with respect to equity incentives.
Risks Relating to Our Customers
We face substantial competition which may lead to price pressure and otherwise adversely affect our sales.
     We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst/Shinko, Daifuku, Camstar, Datasweep, Inficon, Intercim, IBM, MKS Instruments, Murata, Rorze, TDK and Yaskawa and other smaller, regional companies. We also endeavor to sell products to OEM manufacturers, such as Applied Materials, Novellus, KLA-Tencor and TEL, that also satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.
Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.
     We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 43% of our total revenues in the first six months of fiscal 2006, 44% of our total revenues in the fiscal year ended September 30, 2005, 39% of our total revenues in fiscal 2004, and 37% in fiscal 2003. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.
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
Provisions in our organizational documents and contracts may make it difficult for someone to acquire control of us.
     Our certificate of incorporation, bylaws and contracts contain provisions that would make more difficult an acquisition of control of us and could limit the price that investors might be willing to pay for our securities, including:
•	the ability of our board of directors to issue shares of preferred stock in one or more series without further authorization of stockholders;

•	a prohibition on stockholder action by written consent;

•	the elimination of the right of stockholders to call a special meeting of stockholders;

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors to be considered at any meeting of stockholders;

•	a requirement that the affirmative vote of at least 80 percent of our shares be obtained for certain actions requiring the vote of our stockholders; and

•	a requirement under our shareholder rights plan that, in many potential takeover situations, rights issued under the plan become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock.
     We will incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.
     The Financial Accounting Standards Board (FASB) issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to

Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. These expenses have been incorporated into our financial statements beginning in the quarter ending December 31, 2005. In fiscal 2006, we expect that the stock-based compensation cost will have a material effect on our net income as a result of the adoption of Statement 123R, and could adversely affect the market price of our common stock.
Item 3. Defaults Upon Senior Securities
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
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the stockholders of the Company was held on March 7, 2006. At this meeting, the stockholders were asked to and did vote on the following proposals:
1.	To elect ten directors to serve for the ensuing year and until their successors are duly elected.

A. Clinton Allen Votes For:	66,952,246
Withheld	3,271,505
Roger D. Emerick Votes For;	64,715,078
Withheld:	5,508,673
Edward C. Grady Votes For:	64,898,864
Withheld:	5,324,887
Amin J. Khoury Votes For:	60,815,111
Withheld:	9,408,640
Robert J. Lepofsky Votes For:	64,928,325
Withheld:	5,295,426
Joseph R. Martin Votes For:	66,967,834
Withheld:	3,255,917
John K. McGillicuddy Votes For:	67,115,478
Withheld:	3,108,273
Krishna G. Palepu Votes For:	67,326,378
Withheld;	2,897,373
Alfred Woollacott, III Votes For:	66,628,870
Withheld:	3,594,881
Mark S. Wrighton Votes For:	66,639,659
Withheld:	3,584,090

2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for the 2006 fiscal year.

Votes For:	65,611,947
Votes Against:	4,543,841
Abstentions:	67,963
3.	To approve the amendments to the Amended and Restated 2000 Equity Incentive Plan described in the accompanying proxy statement that, among other things, increase the number of shares authorized for issuance under the plan by 3,000,000 shares.

Votes For:	47,261,838
Votes Against:	10,044,743
Abstentions:	1,476,855
No Vote:	11,440,315
4.	To Approve an amendment to the Brooks Automation, Inc. 1995 Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan by 750,000 shares.

Votes For:	53,781,996
Votes Against:	3,516,405
Abstentions:	1,485,035
No Vote:	11,440,315
Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

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

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

Exhibit No.	Description
3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.12
Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

10.1	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Brooks’ current report on Form 8-K, filed on March 7, 2006).

10.2	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Brooks’ current report on Form 8-K, filed on March 7, 2006).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: August 7, 2006	/s/ EDWARD C. GRADY

Edward C. Grady
Director, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2006	/s/ ROBERT W. WOODBURY, JR.

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

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

10.1	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Brooks’ current report on Form 8-K, filed on March 7, 2006).

10.2	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Brooks’ current report on Form 8-K, filed on March 7, 2006).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications