Form 10-Q
period 2006-06-30
BROOKS AUTOMATION INC
filed 2006-08-09
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006
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
01824

Registrant’s telephone number, including area code: (978) 262-2400
(Zip Code)

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
☐ Yes ☐ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, August 2, 2006:

Common stock, $0.01 par value	75,353,699 shares

BROOKS AUTOMATION, INC.
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2006 (unaudited) and September 30, 2005, as restated	3
Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005, as restated (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005, as restated (unaudited)	5
Notes to Consolidated Financial Statements, as restated (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	34
Item 6. Exhibits	42
Signatures	44
EX-10.1 DEFERRED COMPENSATION PLAN, AS AMENDED
EX-10.2 SHAREHOLDERS' AGREEMENT
EX-10.3 AGREEMENT AND PLAN OF MERGER
EX-10.4 U.S. ROBOT SUPPLY AGREEMENT
EX-10.5 BROOKS JAPAN ROBOT SUPPLY AGREEMENT
EX-31.01 SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.02 SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32 SECTION 906 CERTIFICATION OF C.E.O & C.F.O.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30,	September 30,
	2006	2005
		(as restated)
Assets
Current assets
Cash and cash equivalents	$117,837	$202,462
Marketable securities	217,377	121,561
Accounts receivable, net	120,839	77,555
Inventories	93,402	48,434
Current assets from discontinued operations	—	55
Prepaid expenses and other current assets	25,642	18,259

Total current assets	575,097	468,326

Property, plant and equipment, net	74,996	54,165
Long-term marketable securities	7,137	32,935
Goodwill	354,425	62,094
Intangible assets, net	93,875	3,828
Other assets	26,079	2,732

Total assets	$1,131,609	$624,080

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$16	$12
Short-term debt	175,000	175,000
Accounts payable	50,206	30,820
Deferred revenue	29,821	22,143
Accrued warranty and retrofit costs	10,902	9,782
Accrued compensation and benefits	23,607	15,886
Accrued restructuring costs	8,954	12,171
Accrued taxes payable	17,384	17,331
Current liabilities from discontinued operations	35	399
Accrued expenses and other current liabilities	23,406	16,551

Total current liabilities	339,331	300,095

Long-term debt	8	2
Accrued long-term restructuring	9,768	10,959
Other long-term liabilities	3,555	2,129

Total liabilities	352,662	313,185

Contingencies (Note 14)
Minority interests	—	1,060

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 75,398,699 and 45,434,709 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	754	454
Additional paid-in capital	1,759,677	1,307,145
Deferred compensation	—	(3,493)
Accumulated other comprehensive income	14,931	11,958
Accumulated deficit	(996,415)	(1,006,229)

Total stockholders’ equity	778,947	309,835

Total liabilities, minority interests and stockholders’ equity	$1,131,609	$624,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues
Product	$138,283	$82,647	$353,462	$264,251
Services	47,912	31,113	129,085	96,196

Total revenues	186,195	113,760	482,547	360,447

Cost of revenues
Product	86,295	58,339	243,011	187,092
Services	28,417	15,898	71,379	49,449

Total cost of revenues	114,712	74,237	314,390	236,541

Gross profit	71,483	39,523	168,157	123,906

Operating expenses
Research and development	18,186	16,071	51,619	48,417
Selling, general and administrative	36,277	20,699	100,942	62,143
Restructuring and acquisition-related charges	776	928	4,741	9,487

Total operating expenses	55,239	37,698	157,302	120,047

Income from continuing operations	16,244	1,825	10,855	3,859
Interest income	4,204	2,267	11,302	6,463
Interest expense	2,420	2,357	7,166	7,109
Other (income) expense, net	(74)	(640)	2,711	(706)

Income from continuing operations before income taxes and minority interests	18,102	2,375	12,280	3,919
Income tax provision	1,260	1,251	3,602	4,265

Income (loss) from continuing operations before minority interests	16,842	1,124	8,678	(346)
Minority interests in income (loss) of consolidated subsidiaries	(316)	(136)	(1,082)	72

Income (loss) from continuing operations	17,158	1,260	9,760	(418)
Income (loss) from discontinued operations, net of income taxes	4	(357)	54	(3,554)

Net income (loss)	$17,162	$903	$9,814	$(3,972)

Basic income (loss) per share from continuing operations	$0.23	$0.03	$0.14	$(0.01)
Basic income (loss) per share from discontinued operations	0.00	(0.01)	0.00	(0.08)

Basic net income (loss) per share	$0.23	$0.02	$0.14	$(0.09)

Diluted income (loss) per share from continuing operations	$0.23	$0.03	$0.14	$(0.01)
Diluted income (loss) per share from discontinued operations	0.00	(0.01)	0.00	(0.08)

Diluted net income (loss) per share	$0.23	$0.02	$0.14	$(0.09)

Shares used in computing income (loss) per share
Basic	74,427	44,999	71,597	45,102
Diluted	74,566	45,269	71,792	45,102
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended
	June 30,
	2006	2005
		(as restated)
Cash flows from operating activities
Net income (loss)	$9,814	$(3,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,795	11,378
Stock-based compensation	6,190	3,213
Discount on marketable securities	(2,856)	—
Amortization of debt issuance costs	629	629
Undistributed earnings of joint venture	(742)	—
Minority interests	(1,082)	72
Loss on disposal of long-lived assets	287	1,228
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(14,257)	35,047
Inventories	4,373	14,724
Prepaid expenses and other current assets	(6,109)	(1,990)
Accounts payable	6,822	(8,139)
Deferred revenue	7,441	(3,272)
Accrued warranty and retrofit costs	(344)	(939)
Accrued compensation and benefits	5,479	(10,748)
Accrued restructuring costs	(8,168)	135
Accrued expenses and other current liabilities	(4,206)	(12,442)

Net cash provided by operating activities	26,066	24,924

Cash flows from investing activities
Purchases of property, plant and equipment	(10,976)	(8,503)
Acquisition of Helix Technology, cash acquired	8,805	—
Acquisition of Synetics Solutions, net of cash acquired	(46,014)	—
Purchases of marketable securities	(837,012)	(380,464)
Sale/maturity of marketable securities	771,438	329,057

Net cash used in investing activities	(113,759)	(59,910)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(4)	(8)
Proceeds from issuance of common stock, net of issuance costs	2,354	3,671

Net cash provided by financing activities	2,350	3,663

Effects of exchange rate changes on cash and cash equivalents	718	838

Net decrease in cash and cash equivalents	(84,625)	(30,485)
Cash and cash equivalents, beginning of period	202,462	193,281

Cash and cash equivalents, end of period	$117,837	$162,796

Supplemental cash flow information
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$447,949	$—

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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2006. We are currently evaluating the potential impact of FIN No. 48 on our financial position and results of operations.
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
     As a result, the Company recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million as of September 30, 2005, including approximately $23,000 and $1.5 million for the three and nine months ended June 30, 2005, respectively. Principally as a result of losses incurred, the Company recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003.

     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three and nine months ended June 30, 2005 and the consolidated balance sheet as of September 30, 2005 (in thousands):

	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2005	2005
Cost of revenues product
As previously reported	$58,334	$186,903
As restated	$58,339	$187,092
Cost of revenues services
As previously reported	$15,891	$49,280
As restated	$15,898	$49,449
Gross profit
As previously reported	$39,535	$124,264
As restated	$39,523	$123,906
Research and development
As previously reported	$16,069	$48,075
As restated	$16,071	$48,417
Selling, general and administrative
As previously reported	$20,690	$61,312
As restated	$20,699	$62,143
Income (loss) from continuing operations
As previously reported	$1,283	$1,113
As restated	$1,260	$(418)
Net income (loss)
As previously reported	$926	$(2,441)
As restated	$903	$(3,972)
Basic and diluted net income (loss) per share
As previously reported	$0.02	$(0.05)
As restated	$0.02	$(0.09)

(1)	The amounts previously reported reflect certain reclassifications made in the Company’s financial statements.

As of
September 30, 2005
Additional paid-in capital
As previously reported	$1,244,184
As restated	$1,307,145
Accumulated deficit
As previously reported	$(943,470)
As restated	$(1,006,229)
Deferred compensation
As previously reported	$(3,291)
As restated	$(3,493)
     Fair Value Disclosures — Prior to SFAS 123R Adoption

     The following table provides supplemental information for the three and nine months ended June 30, 2005 as if stock-based compensation had been computed under SFAS 123 and gives effect to the restatement on the Company’s pro forma calculation of its net loss per share for the three and nine months ended June 30, 2005 (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2005	2005	2005
	(as previously		(as previously
	reported)	(as restated)	reported)	(as restated)
Net income (loss):

As reported	$926	$903	$(2,441)	$(3,972)
Add stock-based employee compensation expense included in reported net income (loss)	429	452	1,054	2,585
Deduct pro forma stock-based compensation expense	1,635	1,659	30,897	22,611

Pro forma net loss	$(280)	$(304)	$(32,284)	$(23,998)

Basic and diluted net income (loss) per share:
As reported	$0.02	$0.02	$(0.05)	$(0.09)
Pro forma	$(0.01)	$(0.01)	$(0.72)	$(0.54)
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

     The following table reflects compensation expense recorded during the three and nine months ended June 30, 2006 in accordance with SFAS 123R (in thousands):

	Three months ended	Nine months ended
	June 30, 2006	June 30, 2006
Stock options	$880	$3,422
Restricted stock	950	2,145
Employee stock purchase plan	248	623

	$2,078	$6,190

  Valuation Assumptions for Stock Options and Employee Stock Purchase Plans
     For the three months ended June 30, 2005, 62,500 stock options were granted. No stock options were granted during the three months ended June 30, 2006. For the nine months ended June 30, 2006 and 2005, 217,000 and 533,250 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	n/a	3.8%	4.4%	3.4%
Volatility	n/a	46%	55%	51%
Expected life (years)	n/a	4.0	4.9	4.0
Dividend yield	n/a	0%	0%	0%
     The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.6%	2.8%	4.3%	2.5%
Volatility	42%	37%	37%	42%
Expected life	6 months	6 months	6 months	6 months
Dividend yield	0%	0%	0%	0%
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
     Equity Incentive Plans
     The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Under the equity incentive plans, stock options generally have a vesting period of 4 years and are exercisable for a period not to exceed 7 years from the date of issuance. Restricted stock awards generally vest over two to four years. At June 30, 2006, a total of 5,656,256 shares were reserved and available for the issuance of stock and restricted stock, which reflects an increase of 3,000,000 shares approved by the shareholders in March 2006.

  Stock Option Activity
     The following table summarizes stock option activity for the nine months ended June 30, 2006:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at September 30, 2005	5,205,354	$23.92
Granted	217,000	12.82
Assumed from Helix Technology acquisition	765,480	16.42
Exercised	(106,886)	10.69
Forfeited/expired	(1,139,514)	28.51

Outstanding at June 30, 2006	4,941,434	$21.48
Options exercisable at June 30, 2006	3,990,897	$23.02
     The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$ 3.62 - $ 11.80	582,195	4.40	$9.77	$1,182	461,623	$9.77	$936
$ 11.83 - $ 12.97	456,078	4.96	$12.72	$—	208,794	$12.75	$
$ 13.04 - $ 17.22	743,543	5.55	$15.96	$—	294,575	$16.12	$—
$ 17.34 - $ 23.75	556,236	4.12	$20.43	$—	433,887	$20.34	$—
$ 24.02 - $ 24.02	1,000	5.28	$24.02	$—	1,000	$24.02	$—
$ 24.30 - $ 24.30	1,372,004	3.39	$24.30	$—	1,360,640	$24.30	$—
$ 24.78 - $ 26.10	498,845	2.62	$25.21	$—	498,845	$25.21	$—
$ 27.06 - $ 39.75	663,425	1.68	$33.37	$—	663,425	$33.37	$—
$ 39.96 - $108.41	67,848	2.64	$48.63	$—	67,848	$48.63	$—
$115.63 - $115.63	260	0.01	$115.63	$—	260	$115.63	$—

$ 3.62 - $115.63	4,941,434	3.74	$21.48	$1,182	3,990,897	$23.02	$936
     The weighted average remaining contractual life of options exercisable at June 30, 2006 was 3.3 years.
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $11.80 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 461,623.
     The weighted average grant date fair value of options, as determined under SFAS No. 123R, granted during the three months ended June 30, 2005 was $6.00 per share. No stock options were granted during the three months ended June 30, 2006. The weighted average grant date fair value of options granted during the nine months ended June 30, 2006 and 2005 was $6.82 and $7.21 per share, respectively. The total intrinsic value of options exercised during the three month period ended June 30, 2006 and 2005 was $28,000 and $121,000, respectively. The total intrinsic value of options exercised during the nine month period ended June 30, 2006 and 2005 was $200,000 and $644,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 and 2005 was $74,000 and $341,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2006 and 2005, was $1,143,000 and $2,092,000, respectively.
     As of June 30, 2006 future compensation cost related to nonvested stock options is approximately $7.3 million and will be recognized over an estimated weighted average period of 2.4 years.
     The Company settles employee stock option exercises with newly issued common shares.
  Restricted Stock Activity

     Restricted stock for the nine months ended ended June 30, 2006 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of June 30, 2006 and changes during the nine months ended June 30, 2006 is as follows:

	Nine months ended
	June 30, 2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	288,000	$16.40
Awards granted	816,500	13.16
Awards vested	(91,750)	16.09
Awards canceled	(24,500)	13.50

Outstanding at end of period	988,250	$13.84
     The fair value of restricted stock awards vested during the three and nine months ended June 30, 2006 was $0.2 million and $1.5 million, respectively.
     As of June 30, 2006, the unrecognized compensation cost related to nonvested restricted stock is $9.5 million and will be recognized over an estimated weighted average amortization period of 3.2 years.
  Employee Stock Purchase Plan
     The Company’s employee stock purchase plan enables eligible employees to purchase shares of the Company’s common stock. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the three and nine months ended June 30, 2006 was $248,000 and $623,000, respectively. There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2006. There were 86,046 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2006. At June 30, 2006, a total of 1,572,413 shares were reserved and available for issuance under this plan, which reflects an increase of 750,000 shares approved by the shareholders in March 2006.
4. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2006 is as follows (in thousands):

	Hardware	Software	Total
Balance at September 30, 2005	$25,020	$37,074	$62,094
Adjustments to goodwill:
Acquisition of Helix Technology	278,019	—	278,019
Acquisition of Synetics Solutions	14,194	—	14,194
Foreign currency translation	—	118	118

Balance at June 30, 2006	$317,233	$37,192	$354,425

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2006			September 30, 2005
		Accumulated	Net book		Accumulated	Net book
	Cost	Amortization	value	Cost	Amortization	Value
Patents	$7,179	$7,009	$170	$7,179	$6,934	$245
Completed technology	90,485	36,374	54,111	30,385	29,120	1,265
License agreements	305	305	—	305	305	—
Trademark and trade names	7,232	2,913	4,319	2,532	2,336	196
Non-competition agreements	1,726	1,720	6	1,726	1,716	10
Customer relationships	42,217	6,948	35,269	6,517	4,405	2,112

	$149,144	$55,269	$93,875	$48,644	$44,816	$3,828

     Amortization expense for intangible assets was $3.5 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively, and $10.5 million and $2.4 million for the nine months ended June 30, 2006 and 2005, respectively.
5. Business Acquisitions
  Helix Technology Corporation
     On October 26, 2005, the Company acquired all the issued and outstanding stock of Helix Technology Corporation (“Helix”). Helix develops and manufactures vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. The Company believes that the acquisition of Helix enables it to better serve its current market, increase its addressable market, reduce the volatility that both businesses have historically faced and positions the Company to enhance its financial performance. The aggregate purchase price, net of cash acquired, was approximately $458.2 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million and transaction costs of $10.3 million. The market price used to value the Brooks’ shares issued as consideration for Helix was $15.32, which represents the average of the closing market price of Brooks common stock for the period beginning two trading days before and ending two trading days after the merger agreement was announced. The actual number of shares of Brooks common stock issued was determined based on the actual number of shares of Helix common stock outstanding immediately prior to the completion of the merger, based on an exchange ratio of 1.11 shares of Brooks common stock for each outstanding share of Helix common stock. Helix will operate in the Company’s hardware segment. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     The consolidated financial statements include the results of Helix from the date of acquisition.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$79.9
Property, plant and equipment	15.4
Intangible assets	83.1
Goodwill	278.0
Other assets	20.9

Total assets acquired	477.3

Current liabilities	18.0
Other liabilities	1.1

Total liabilities assumed	19.1

Total purchase price including acquisition costs	$458.2

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

	$83.1

  Synetics Solutions, Inc.
     On May 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (“Synetics”). Brooks completed its acquisition of Synetics from Yaskawa Electric Corporation (“Yaskawa”), a corporation duly organized and existing under the laws of Japan, through a merger that became effective as of June 30, 2006. Synetics provides customized manufactured solutions for the North American semiconductor equipment industry. Pursuant to the merger agreement, Synetics became a wholly owned subsidiary of Brooks. The aggregate purchase price of Synetics, net of cash acquired, was approximately $46.0 million, including transaction costs of $1.5 million. An additional $3.4 million related to the purchase will be paid before the end of the fiscal year. The acquisition of Synetics will provide the Company with the opportunity to enhance its existing capabilities with respect to manufacturing customer designed automation systems. Synetics will operate in the Company’s hardware segment.
     Also on May 8, 2006, the Company agreed to enter into a Joint Venture Agreement (the “Agreement”) with Yaskawa to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. YBA is expected to begin operations in September 2006.

     The consolidated financial statements include the balance sheet of Synetics at June 30, 2006.
     The following table summarizes the preliminary unaudited estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation. As a result of the short amount of time elapsed since the acquisition, the Company is in the process of finalizing the purchase price allocation principally as it relates to the valuation of acquired tangible and intangible assets and, accordingly, the allocation of the purchase price is subject to adjustment (in millions):

Current assets	$20.0
Property, plant and equipment	6.7
Intangible assets	17.4
Goodwill	14.2
Other assets	0.1

Total assets acquired	58.4

Current liabilities	8.3

Total purchase price including acquisition costs	$50.1

     The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The purchase price allocation is expected to be completed by fiscal year end.
     Of the $17.4 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Core technology	$4.2	7 years weighted average estimated useful life
Customer and contract relationships	4.8	7 years weighted average estimated economic consumption life
Customer supply agreement	8.4	10 year weighted average estimated useful life

	$17.4

Proforma Information of Acquisitions
     The following unaudited proforma information gives effect to the acquisition of Helix and Synetics as if the acquisitions occurred at the beginning of the periods presented (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$206,713	$168,237	$546,001	$516,487

Net income (loss)	$16,931	$(102)	$7,136	$(25,152)

Basic income (loss) per share	$0.23	$(0.00)	$0.10	$(0.34)

Diluted income (loss) per share	$0.23	$(0.00)	$0.10	$(0.34)

     Proforma information above includes adjustments to reflect increased amortization expense, the write-off of the entire fair value step-up in inventory, and a full valuation allowance for deferred tax assets.
6. Property, Plant and Equipment
     Property, plant and equipment as of June 30, 2006 and September 30, 2005 were as follows (in thousands):

	June 30,	September 30,
	2006	2005
Buildings and land	$40,346	$40,019
Computer equipment and software	67,611	62,190
Machinery and equipment	38,519	27,572
Furniture and fixtures	13,862	12,471
Leasehold improvements	22,888	16,093
Construction in progress	7,673	2,682

	190,899	161,027
Less accumulated depreciation and amortization	(115,903)	(106,862)

Property, plant and equipment, net	$74,996	$54,165

     Depreciation expense was $3.8 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively, and $12.3 million and $9.0 million for the nine months ended June 30, 2006 and 2005, respectively.
7. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, as restated):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding used in computing basic earnings (loss) per share	74,427	44,999	71,597	45,102
Dilutive common stock options and restricted stock awards	139	270	195	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	74,566	45,269	71,792	45,102

     Approximately 4,527,000 options to purchase common stock and 215,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended June 30, 2006 as their effect would be anti-dilutive. The 4,527,000 options for the three months ended June 30, 2006 had an exercise price greater than the average market price of the common stock. Approximately 5,131,000 options to purchase common stock and 205,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended June 30, 2005 as their effect would be anti-dilutive. In addition, approximately 4,961,000 and 5,463,000 options to purchase common stock and 4,000 and 157,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the nine months ended June 30, 2006 and 2005, respectively, as their effect would be anti-dilutive. The 4,961,000 options for the nine months ended June 30, 2006 had an exercise price greater than the average market price of the common stock. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for all periods presented as the effect of conversion would be anti-dilutive based on a conversion price of $70.23. These options, restricted stock and conversions could, however, become dilutive in future periods.
8. Discontinued Operations
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
     The summary of operating results from discontinued operations is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$4	$9	$59	$613
Gross profit (loss)	4	(117)	54	(793)
Income (loss) from discontinued operations, net of tax	4	(357)	54	(3,554)
     Due to the losses incurred since acquisition of the SELS division, no tax benefit is reflected for the losses incurred.
     Assets and liabilities from discontinued operations are as follows (in thousands):

	June 30,	September 30,
	2006	2005
Current assets from discontinued operations	$—	$55
Current liabilities from discontinued operations	$35	$399
     Current assets include accounts receivable and current liabilities include accrued restructuring costs and other current liabilities.

9. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three and nine months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Net income (loss)	$17,162	$903	$9,814	$(3,972)
Change in cumulative translation adjustment	1,558	(1,627)	2,493	1,115
Unrealized gain (loss) on marketable securities	52	95	480	(702)

	$18,772	$(629)	$12,787	$(3,559)

10. Segment, Geographic Information and Significant Customers
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
     The hardware segment provides a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Within the hardware segment, there are four major businesses consisting of automation hardware products, vacuum products and subsystems, the global customer service organization, and customer-designed automation systems. The automation products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments. The Company also leverages its domain knowledge and manufacturing expertise to build customer-designed automation systems, or contract automation systems, in a program designed to help customers outsource their automation. The primary customers for these solutions are manufacturers of process equipment. Additionally, the Company provides hardware directly to fabs including automated material handling systems, or AMHS, that store, transport and manage the movement of material throughout the fab. Other automation hardware products include equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Further, the products from Helix include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Finally, the global services offerings leverage the Helix model to provide customers with support for all our hardware offerings.
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

     Financial information for the Company’s business segments is as follows (in thousands):

	Hardware	Software	Total
Three months ended June 30, 2006
Revenues
Product	$130,876	$7,407	$138,283
Services	32,551	15,361	47,912

	$163,427	$22,768	$186,195

Gross profit	$55,243	$16,240	$71,483
Segment operating income	$15,810	$2,369	$18,179

Three months ended June 30, 2005 (as restated)
Revenues
Product	$76,657	$5,990	$82,647
Services	14,666	16,447	31,113

	$91,323	$22,437	$113,760

Gross profit	$24,648	$14,875	$39,523
Segment operating income (loss)	$3,447	$(537)	$2,940

Nine months ended June 30, 2006
Revenues
Product	$336,046	$17,416	$353,462
Services	84,648	44,437	129,085

	$420,694	$61,853	$482,547

Gross profit	$126,589	$41,568	$168,157
Segment operating income (loss)	$18,506	$289	$18,795

Nine months ended June 30, 2005 (as restated)
Revenues
Product	$239,932	$24,319	$264,251
Services	46,281	49,915	96,196

	$286,213	$74,234	$360,447

Gross profit	$75,347	$48,559	$123,906
Segment operating income	$10,682	$3,280	$13,962

Assets
June 30, 2006	$315,095	$25,863	$340,958
September 30, 2005	$237,676	$54,675	$292,351
     Gross profit for the hardware business segment includes an $11.2 million charge to write-off the step-up in inventory from the acquisition of Helix for the nine months ended June 30, 2006 and a $2.2 and $5.8 million charge for the amortization of completed technology acquired in the Helix acquisition for the three and nine months ended June 30, 2006, respectively.
     A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Segment operating income	$18,179	$2,940	$18,795	$13,962
Amortization of acquired intangible assets	1,159	187	3,199	616
Restructuring and acquisition-related charges	776	928	4,741	9,487

Total operating income	$16,244	$1,825	$10,855	$3,859

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2006 and September 30, 2005 is as follows (in thousands):

	June 30,	September 30,
	2006	2005
Segment assets	$340,958	$292,351
Assets from discontinued operations	—	55
Goodwill	354,425	62,094
Intangible assets	93,875	3,828
Investments in marketable securities and cash equivalents	342,351	265,752

Total assets	$1,131,609	$624,080

     Net revenues based upon the source of the customer order by geographic area are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
North America	$112,989	$57,823	$283,564	$189,375
Asia/Pacific	40,445	37,293	113,255	104,442
Europe	32,761	18,644	85,728	66,630

	$186,195	$113,760	$482,547	$360,447

     The Company had one customer that accounted for more than 10% of revenues in the three months ended June 30, 2006 and no customers that accounted for more than 10% of revenues in the nine months ended June 30, 2006. The Company had no customers that accounted for more than 10% of revenues in the three and nine months ended June 30, 2005. The Company had one customer that accounted for more than 10% of accounts receivable at June 30, 2006 and September 30, 2005.
11. Restructuring and Acquisition-Related Charges and Accruals
     Based on estimates of its near term future revenues and operating costs, and the integration of Helix, the Company announced in fiscal 2006 plans to take additional cost reduction actions. Charges of $0.8 million were recorded for these actions in the third quarter of fiscal 2006. This charge consists of $0.5 million associated with termination of approximately 12 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition and further downsizing in the Company’s software segment along with $0.4 million for retention bonuses earned in the period by employees who have been notified of their termination offset by the reversal of $0.1 million for previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost.
     The Company has recorded a total charge to operations of $4.7 million in the nine months ended June 30, 2006. This charge consists of $1.6 million related to a vacant facility in Billerica, Massachusetts, $1.9 million associated with termination of approximately 41 legacy Brooks employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition, and further downsizing in our software segment along with a $1.8 million for retention bonuses earned in the period by employees who have been notified of their termination, offset by the $0.6 million reversal of previously accrued termination costs to employees who will no longer be terminated. The accruals for workforce reductions are expected to be paid over the next twelve months.
     We recorded charges to operations of $1.0 million for the three month period ended June 30, 2005, of which $0.1 million related to discontinued operations related to workforce reductions in the United States and Europe. We recorded charges to operations of $10.4 million for the nine month period ended June 30, 2005, of which $0.9 million related to discontinued operations. The total charge of $10.4 million consisted of $9.4 million related to workforce reductions and $1.0 million related to previously abandoned facilities.
     The Company continues to review and align its cost structure to sustain profitable operations amid the changing semiconductor cycles.

     The activity for the three and nine months ended June 30, 2006 and 2005 related to the Company’s restructuring and acquisition-related accruals is summarized below (in thousands):

	Activity – Three Months Ended June 30, 2006
	Balance					Balance
	March 31,					June 30,
	2006	Expense	Helix Acquisition	Reversals	Utilization	2006
Facilities	$15,225	$—	$—	$—	$(831)	$14,394
Workforce-related	5,759	845	719	(69)	(2,926)	4,328

	$20,984	$845	$719	$(69)	$(3,757)	$18,722

	Activity – Three Months Ended June 30, 2005
	Balance					Balance
	March 31,					June 30,
	2005	Expense	Adjustments	Reversals	Utilization	2005
Facilities	$16,035	$—	$—	$—	$(1,465)	$14,570
Workforce-related	6,249	1,019	—	—	(1,490)	5,778

	$22,284	$1,019	$—	$—	$(2,955)	$20,348

	Activity – Nine Months Ended June 30, 2006
	Balance					Balance
	September 30,					June 30,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006
Facilities	$15,045	$1,600	$580	$—	$(2,831)	$14,394
Workforce-related	8,429	3,696	2,785	(555)	(10,027)	4,328

	$23,474	$5,296	$3,365	$(555)	$(12,858)	$18,722

	Activity – Nine Months Ended June 30, 2005
	Balance					Balance
	September 30,					June 30,
	2004	Expense	Adjustments	Reversals	Utilization	2005
Facilities	$17,730	$1,026	$—	$—	$(4,186)	$14,570
Workforce-related	2,460	9,344	—	—	(6,026)	5,778

	$20,190	$10,370	$—	$—	$(10,212)	$20,348

     Workforce related charges include $91,000 and $883,000 for the three and nine months ended June 30, 2005, respectively, related to discontinued operations.
     The Company expects the majority of the remaining severance costs totaling $4.3 million will be paid over the next twelve months. The expected facilities costs, totaling $14.4 million, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
12. Employee Benefit Plans
     The components of the Company’s net pension cost relating to a noncontributory defined benefit pension plan acquired with the Helix acquisition for the three and nine months ended June 30, 2006 is as follows (in thousands):

	Three months ended	Nine months ended
	June 30, 2006	June 30, 2006
Service cost	$468	$1,273
Interest cost	220	600
Expected return on assets	(253)	(688)

Net periodic pension cost	$435	$1,185

     In conjunction with the acquisition of Helix, the Company closed the defined benefit pension plan to new hires and approved the decision to freeze the plan such that no further benefits would accrue after October 31, 2006. The impact of this decision has been reflected in the purchase price allocation described in Note 5.
     The Company contributed $3.0 million to the pension plan in April 2006 to meet certain funding targets.

13. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2006	2005
Accounts receivable	$122,952	$80,352
Less allowances	2,113	2,797

	$120,839	$77,555

Inventories
Raw materials and purchased parts	$47,549	$24,612
Work-in-process	25,983	12,043
Finished goods	19,870	11,779

	$93,402	$48,434

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three and nine months ended June 30, 2006 and 2005 is as follows (in thousands):

Activity – Three Months Ended June 30, 2006
Balance			Balance
March 31,			June 30,
2006	Accruals	Settlements	2006
$ 10,741	$3,401	$(3,240)	$10,902

Activity – Three Months Ended June 30, 2005
Balance			Balance
March 31,			June 30,
2005	Accruals	Settlements	2005
$ 12,356	$636	$(1,787)	$11,205

Activity – Nine Months Ended June 30, 2006
Balance			Balance
September 30,			June 30,
2005	Accruals	Settlements	2006
$ 9,782	$9,199	$(8,079)	$10,902

Activity – Nine Months Ended June 30, 2005
Balance			Balance
September 30,			June 30,
2004	Accruals	Settlements	2005
$ 11,946	$3,325	$(4,066)	$11,205

     The accrual of $9,199,000 for the nine months ended June 30, 2006 includes the acquired warranty liability of $1,262,000 and $309,000 from Helix and Synetics, respectively. The accrual of $3,401,000 for the three months ended June 30, 2006 includes the acquired warranty liability of $309,000 from Synetics at date of acquisition.
14. Contingencies
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
     On April 28, 2006 the Company entered into a settlement agreement with ITI and other parties settling disputes that were the subject of this litigation. That settlement has now been concluded. In exchange for a cash payment accrued in the quarter ended March 31, 2006, the settlement affords a license, releases and covenants not to sue the Company, the other parties named above, and all users of certain Brooks Automation factory modeling software products such as the “Autosched” product. The Intel Lawsuit has also been dismissed as a result of this settlement.
     In addition, the Company has settled the claim for indemnification brought against Brooks by Freescale by the payment to Freescale of $400,000 to defray a portion of the legal expenses borne by Freescale in the defense of the ITI litigation.
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
     The Company is aware of additional proposed class actions, posted on the websites of various law firms. The Company is not yet aware of the filing of any such actions and has not been served with a complaint or any other process in any of these matters.
There are no known additional claims pending or threatened against the Company that are believed to be material.
15. Subsequent Events
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
     As a result, we recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million as of September 30, 2005, including approximately $23,000 and $1.5 million for the three and nine months ended June 30, 2005, respectively. Principally as a result of losses incurred, we recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003.
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
     On October 26, 2005, we acquired Helix Technology Corporation (“Helix”), a Delaware corporation, pursuant to a merger agreement (the “Merger Agreement”). Under the terms of the Merger Agreement each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by us or a subsidiary, was cancelled and extinguished and automatically converted into 1.11 (“Exchange Ratio”) shares of our common stock. In addition, we assumed all options then outstanding under Helix’s existing equity incentive plans, each of which is now exercisable into a number of shares of our common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Helix acquisition is valued at approximately $458.2 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million and cash expenses of $10.3 million. This transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Helix is a leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. We expect the acquisition of Helix will enable us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance.
     On May 8, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (“Synetics”). We completed our acquisition of Synetics from Yaskawa Electric Corporation (“Yaskawa”), a corporation duly organized and existing under the laws of Japan, through a merger that became effective as of June 30, 2006. Synetics provides customized manufacturing solutions for the North American semiconductor equipment industry. The Synetics acquisition is preliminarily valued at $50.1 million consisting of $28.7 million cash payment to Yaskawa, repayment of outstanding debt of $19.9 million and transaction costs of $1.5 million.
     Also on May 8, 2006, we agreed to enter into a Joint Venture Agreement (the “Agreement”) with Yaskawa to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and our automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. YBA is expected to begin operations in September 2006.
     We operate in two segments: hardware and software.
     The hardware segment provides a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Within the hardware segment, there are four major businesses consisting of automation hardware products, vacuum products and subsystems, the global customer service organization, and customer-designed automation systems. The automation products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments. We also leverage our domain knowledge and manufacturing expertise to build customer-designed automation systems, or contract automation systems, in a program designed to help customers outsource their automation. The primary customers for these solutions are manufacturers of process equipment. Additionally, we provide hardware directly to fabs including automated material handling systems, or AMHS, that store, transport and manage the movement of material throughout the fab. Other automation hardware products include equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Further, the products from Helix include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Finally, the global services offerings leverage the Helix model to provide customers with support for all our hardware offerings.
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
     We are currently focusing our major efforts in the following aspects of our business:
•	Integrating Helix and Synetics into our operations, systems, processes and controls;

•	Implementing global low-cost sourcing and manufacturing strategies, specifically in Mexico and Asia;

•	Expanding our global customer service business;

•	Initiating the operation of our newly formed joint venture in Japan with Yaskawa;

•	Sustaining our ability to meet our customers’ requirements on a timely basis;

•	Continuing to invest in other industries such as flat panel display manufacturing;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our customer designed automation (“CDA”) business with process tool manufacturers;

•	Greater expansion of software development capabilities in countries outside of the United States, specifically India, Korea and other low-cost regions;

•	Greater expansion of our hardware and software products into the China market;

•	Evaluating our strategic direction and value of non-core products;

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications; and

•	Continuing to evaluate on an opportunistic basis whether new acquisitions of or alliances with other companies would be beneficial to our business and shareholders.
Three and Nine Months Ended June 30, 2006, Compared to Three and Nine Months Ended June 30, 2005
Revenues
     We reported revenues of $186.2 million for the three months ended June 30, 2006, compared to $113.8 million in the three months ended June 30, 2005, a 63.7% increase. The increase reflects the additional revenues of $52.3 million related to the Helix acquisition, along with higher revenues related to our legacy Brooks hardware segment of $19.7 million due to increased demand for semiconductor capital equipment, and higher revenues related to our software segment of $0.3 million. Our revenues for the nine months ended June 30, 2006 were $482.5 million, compared to $360.4 million in the same prior year period, a 33.9% increase. This increase reflects the additional revenues of $131.5 million related to the Helix acquisition, along with higher revenues related to our legacy Brooks hardware segment of $3.0 million, offset by lower revenues related to our software segment of $12.4 million. The decrease in our software revenues in the nine month period is reflective of reduced demand from the prior year.
     Our hardware segment reported revenues of $163.4 million for the three months ended June 30, 2006, an increase of 79.0% from the $91.3 million reported for the three months ended June 30, 2005. Hardware segment revenues for the nine months ended June 30, 2006 were $420.7 million compared to $286.2 million for the same prior year period, an increase of 47.0%. This increase in the three month period is attributable to the additional revenues related to the Helix acquisition of $52.3 million along with higher revenues for automation products and custom design automation systems, offset by lower revenues for flat panel display products in Asia and factory hardware. The increase in the nine month period is attributable to additional revenues related to the Helix acquisition of $131.5 million offset primarily by lower revenues for our legacy factory hardware and flat panel display products.
     Our software segment reported revenues of $22.8 million in the three months ended June 30, 2006, a 1.5% increase from the $22.4 million reported in the three months ended June 30, 2005. Software segment revenues for the nine months ended June 30, 2006 were $61.8 million compared to $74.2 million for the same prior year period, a decrease of 16.7%. The decrease in revenues for the nine month period is primarily attributable to lower license revenues and reduced activity on tailored software projects.
     Product revenues increased $55.6 million, or 67.3%, to $138.3 million, in the three months ended June 30, 2006, from $82.6 million in the three months ended June 30, 2005. This increase is attributable to the additional revenues of $38.2 million related to the Helix acquisition, along with higher revenues of legacy Brooks hardware of $16.0 million due to increased demand for semiconductor capital equipment, and higher software products sales of $1.4 million. Service revenues increased $16.8 million, or 54.0%, to $47.9 million in the three months ended June 30, 2006. This increase is primarily attributable to additional revenues of $14.1 million related to the Helix acquisition along with increased legacy hardware service revenues of $3.8 million, offset by lower software related services of $1.1 million.
     Product revenues increased $89.2 million, or 33.8%, to $353.5 million in the nine months ended June 30, 2006, from $264.3 million in the nine months ended June 30, 2005. This increase is attributable to the additional revenues of $94.8 million related to the Helix acquisition, along with higher revenues of legacy Brooks hardware of $1.3 million, offset by lower software products sales of $6.9 million. Service revenues increased $32.9 million, or 34.2%, to $129.1 million in the nine months ended June 30, 2006. This increase is primarily attributable to additional revenues of $36.7 million related to the Helix acquisition along with increased legacy hardware service revenues of $1.7 million, offset by lower software related services of $5.5 million.
     Revenues outside the United States were $74.4 million, or 39.9% of revenues, and $201.5 million, or 41.8% of revenues, in the three and nine months ended June 30, 2006 respectively, compared to $56.4 million, or 49.6% of revenues, and $171.7 million, or 47.6% of revenues, in the three and nine months ended June 30, 2005 respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.
     Deferred revenues of $29.8 million at June 30, 2006 consisted of $15.9 million related to deferred maintenance contracts and $13.9 million related to revenues deferred for completed contract method arrangements and contracts awaiting final customer acceptance.

Gross Margin
     Gross margin dollars increased to $71.5 million for the three months ended June 30, 2006, compared to $39.5 million for the three months ended June 30, 2005, while gross margin percentage increased to 38.4% for the three months ended June 30, 2006, compared to 34.7% for the three months ended June 30, 2005. This increase in gross margin reflects the additional margin of $19.1 million related to the Helix acquisition, net of a charge of $2.2 million for the amortization of completed technology acquired in the Helix transaction and $0.8 million of additional costs incurred to bring our new Mexico manufacturing operations on-line, along with higher margin of $11.6 million on a more favorable mix of revenues from legacy Brooks hardware, and higher margin of $1.3 million from the software segment. Our hardware segment gross margin increased to $55.2 million or 33.8% in the three months ended June 30, 2006, from $24.6 million or 27.0% in the three months ended June 30, 2005 principally due to the higher margin product revenue contributed by the Helix acquisition. Our software segment gross margin for the three months ended June 30, 2006, increased to $16.2 million or 71.3%, compared to $14.9 million or 66.3% in the prior year, as a result of our cost reduction program.
     Gross margin dollars increased to $168.2 million for the nine months ended June 30, 2006, compared to $123.9 million for the nine months ended June 30, 2005, while gross margin percentage increased to 34.8% for the nine months ended June 30, 2006, compared to 34.4% for the nine months ended June 30, 2005. This increase in gross margin reflects the additional gross margin of $37.2 million related to the Helix acquisition, net of a $11.2 million charge to write-off the step-up in inventory related to the Helix acquisition, a charge of $5.8 million for the amortization of completed technology acquired in the Helix transaction, and $1.3 million of additional costs incurred to bring our new Mexico manufacturing operations on-line, along with higher margin on higher revenues from legacy Brooks hardware. Our hardware segment gross margin increased to $126.6 million or 30.1% in the nine months ended June 30, 2006, from $75.3 million or 26.3% in the nine months ended June 30, 2005 principally due to the higher margin product revenue contributed by the Helix acquisition. Our software segment gross margin for the nine months ended June 30, 2006, decreased to $41.6 million or 67.2%, compared to $48.6 million or 65.4% in the prior year. The decrease in software gross margin dollars is primarily the result of lower software license sales, offset by reduced costs realized by our cost reduction program.
     Gross margin on product revenues was $52.0 million or 37.6% for the three months ended June 30, 2006, compared to $24.3 million or 29.4% for the prior year. The increase in product margins is primarily attributable to the additional margin of $13.4 million related to the Helix acquisition, along with higher margin from legacy Brooks hardware of $12.7 million, and higher margin from software products of $1.6 million. Gross margin on product revenues was $110.4 million or 31.2% for the nine months ended June 30, 2006, compared to $77.2 million or 29.2% for the nine months ended June 30, 2005. The increase in gross margins is primarily attributable to the additional margin of $33.6 million related to the Helix acquisition, along with higher margin from legacy Brooks hardware of $6.0 million, offset by lower margins from software products of $6.3 million.
     Gross margin on service revenues was $19.5 million or 40.7% for the three months ended June 30, 2006, compared to $15.2 million or 48.9% in the three months ended June 30, 2005. The increase in gross margin dollars is primarily attributable to incremental $5.7 million of gross profit from Helix customer support services, albeit at lower gross margins than existing Brooks business, offset by lower margin of $1.2 million on legacy Brooks hardware-related services and lower profit on software-related services of $0.2 million. Gross margin on service revenues was $57.7 million or 44.7% for the nine months ended June 30, 2006, compared to $46.7 million or 48.6% in the nine months ended June 30, 2005. This increase in gross margin dollars is primarily attributable to the incremental $14.8 million of gross profit from Helix customer support services offset by lower margin of $3.1 million on legacy Brooks hardware-related services and lower profit on software-related services of $0.7 million.
Research and Development
     Research and development expenses for the three months ended June 30, 2006, were $18.2 million, an increase of $2.1 million, compared to $16.1 million in the three months ended June 30, 2005. Research and development expenses for the nine months ended June 30, 2006, were $51.6 million, an increase of $3.2 million, compared to $48.4 million in the nine months ended June 30, 2005. Research and development expenses decreased as a percentage of revenues to 9.8% in the three months ended June 30, 2006 from 14.1% in the three months ended June 30, 2005, and also decreased to 10.7% in the nine months ended June 30, 2006 compared to 13.4% in the nine months ended June 30, 2005. The increase in absolute spending is attributable to the additional spending of $2.6 million and $6.9 million for three and nine months ended June 30, 2006 respectively related to the Helix business, offset by lower spending in the Company’s legacy Brooks hardware and software businesses. The decrease in absolute legacy Brooks spending and the overall decrease a percentage of revenues was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient as well as higher revenue levels against which these costs are measured.
Selling, General and Administrative

     Selling, general and administrative expenses were $36.3 million for the three months ended June 30, 2006, an increase of $15.6 million, compared to $20.7 million in the three months ended June 30, 2005. Selling, general and administrative expenses were $100.9 million for the nine months ended June 30, 2006, an increase of $38.8 million, compared to $62.1 million in the nine months ended June 30, 2005. Selling, general and administrative expenses increased as a percentage of revenues, to 19.5% in the three months ended June 30, 2006 from 18.2% in the three months ended June 30, 2005, and also increased to 20.9% in the nine months ended June 30, 2006 compared to 17.2% in the nine months ended June 30, 2005. The increase in absolute spending in the three months ended June 30, 2006 is primarily attributable to the additional expenses related to the Helix business of $7.7 million along with $2.3 million of additional costs incurred to conduct our internal review of prior years’ stock option compensation, and a higher management incentive plan provision of $3.6 million. The increase in absolute spending in the nine months ended June 30, 2006 is primarily attributable to the additional expenses related to the Helix business of $22.0 million, higher management incentive plan expenses of $5.6 million, higher legal expenses of $2.4 million mostly associated with the ITI and Blueshift litigation matters, $2.5 million of additional costs incurred to conduct our review of prior years’ stock option compensation, $1.1 million of additional accounting, auditing and internal control related expenses, and the $1.3 million write-off of the remaining depreciation on a sales management application recorded in the quarter ended December 31, 2005 which was phased out of use.
Restructuring and Acquisition-related Charges
     We recorded a charge to operations of $0.8 million in the three months ended June 30, 2006. This charge consists of $0.5 million associated with termination of 12 legacy Brooks employees worldwide in service and operations functions, whose positions were made redundant as a result of the Helix acquisition and further downsizing in our software segment, along with $0.4 million for retention bonuses earned in the period by employees who have been notified of their termination in the current and prior periods, offset by a reversal of $0.1 million reversal of previously accrued termination costs to employees who will no longer be terminated. The accruals for workforce reductions are expected to be paid over the next twelve months. We estimate that salary and benefit savings as a result of these actions will be approximately $1.3 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings yield actual cash savings within twelve months.
     We recorded a charge to operations of $4.7 million in the nine months ended June 30, 2006. This charge which consists of $1.6 million related to a vacant facility in Billerica Massachusetts, $1.9 million of severance costs associated with the termination of 41 legacy Brooks employees worldwide in sales, service, operations and administrative functions, whose positions were made redundant as a result of the Helix acquisition and further downsizing in our software segment, and $1.8 million for retention bonuses earned in the period by employees who have been notified of their termination in the current and prior periods, offset by the $0.6 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost.
     We recorded charges to operations of $1.0 million for the three month period ended June 30, 2005, of which $0.1 million related to discontinued operations related to workforce reductions in the United States and Europe. We recorded charges to operations of $10.4 million for the nine month period ended June 30, 2005, of which $0.9 million related to discontinued operations. The total charge of $10.4 million consisted of $9.4 million related to workforce reductions and $1.0 million related to previously abandoned facilities.
     We expect to record additional restructuring charges in our fourth fiscal quarter as we take further actions to eliminate redundant activities resulting from the Helix acquisition, and as retention bonuses to employees who have been notified of their termination are earned in these periods.
Interest Income and Expense
     Interest income increased by $1.9 million, to $4.2 million, in the three months ended June 30, 2006, from $2.3 million in the three months ended June 30, 2005. Interest income increased by $4.8 million, to $11.3 million, in the nine months ended June 30, 2006, from $6.5 million in the nine months ended June 30, 2005. This increase is primarily the result of higher investment balances for both the three and nine month periods and higher interest rates that were realized on our investment balances. Interest expense of $2.4 million for the three months ended June 30, 2006 and 2005, respectively, and $7.2 million and $7.1 million for the nine months ended June 30, 2006 and 2005, respectively, relates primarily to the 4.75% Convertible Subordinated Notes.
Other (Income) Expense
     We recorded other income, net of $0.1 million in the three months ended June 30, 2006, compared to other income, net of $0.6 million in the three months ended June 30, 2005. This decrease is primarily attributable to unfavorable foreign exchange fluctuations. For the nine months ended June 30, 2006, we recorded other expense, net of $2.7 million compared to other income, net of $0.7 million in the nine months ended June 30, 2005. This increase is primarily attributable to the accrual of $4.8 million related to various legal contingencies offset, in part, by the receipt of $1.1 million of principal repayment on a note that had been previously written off.
Income Tax Provision

     We recorded an income tax provision of $1.3 million and $3.6 million in the three and nine months ended June 30, 2006 respectively, compared to a provision of $1.3 million and $4.3 million in the three and nine months ended June 30, 2005 respectively. The tax provision recorded for both periods was primarily due to foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2006, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.
     We are subject to income taxes in various jurisdictions. Significant judgment is required in determining the world-wide provision for income taxes. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the tax reserves reflect the probable outcome of known contingencies. Tax reserves established include, but are not limited to, business combinations, transfer pricing, withholding taxes, and various state and foreign audit matters, some of which may be resolved in the near future resulting in an adjustment to the reserve.
Discontinued Operations
     We recorded a gain from operations of our discontinued SELS business of $4,000 in the three months ended June 30, 2006, compared to a loss of $0.4 million in the three months ended June 30, 2005. We recorded a gain of $0.1 million in the nine months ended June 30, 2006, compared to a loss $3.6 million in the nine months ended June 30, 2005.
Liquidity and Capital Resources
     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. In response, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The cyclical nature of the industry make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.
     At June 30, 2006, we had cash, cash equivalents and marketable securities aggregating $342.3 million. This amount was comprised of $117.8 million of cash and cash equivalents, $217.4 million of investments in short-term marketable securities and $7.1 million of investments in long-term marketable securities. At September 30, 2005, we had cash, cash equivalents and marketable securities aggregating $357.0 million. This amount was comprised of $202.5 million of cash and cash equivalents, $121.6 million of investments in short-term marketable securities and $32.9 million of investments in long-term marketable securities
     Cash provided by operations was $26.1 million for the nine months ended June 30, 2006, and was primarily attributable to our net income of $9.8 million, adjusted for non-cash depreciation and amortization of $22.8 million and compensation expense related to common stock and options of $6.2 million. These adjustments were offset by net working capital changes resulting in a decrease in cash of $9.0 million. This change in working capital was primarily the result of increased accounts receivable balances of $14.3 million and a decreased inventory balance of $4.4 million. Our days sales outstanding decreased to 56 days at June 30, 2006 from 68 days at September 30, 2005. Other changes in working capital included increased accounts payable levels of $6.8 million, increases in prepaid expenses and other current assets of $6.1 million primarily as a result of prepayments for corporate insurance policies and payroll taxes, increased deferred revenue of $7.4 million and increased accrued compensation and benefits of $5.5 million, offset in part by a decrease in accrued restructuring costs of $8.2 million primarily reflecting payments and a decrease in accrued expenses and other current liabilities of $4.2 million.
     Cash used in investing activities was $113.8 million for the nine months ended June 30, 2006, and is principally comprised of net purchases of marketable securities of $65.6 million as we took excess cash and purchased additional marketable securities to maximize investment returns, $46.0 million for the acquisition of Synetics, net of cash acquired and $11.0 million used for capital additions, partially offset by cash inherited with the acquisition of Helix of $8.8 million. An additional $3.4 million related to the acquisition of Synetics will be paid before the end of the fiscal year.
     Cash provided by financing activities was $2.4 million for the nine months ended June 30, 2006, and is primarily comprised of $2.4 million from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.
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
     On May 12, 2006, we received a staff determination letter from the Nasdaq Stock Market stating that our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 was a violation of Nasdaq rules and that our securities would be delisted unless we requested a hearing. We requested a hearing, and this request stayed the delisting pending the outcome of the hearing. A hearing has been held at which we requested additional time to complete any necessary filings prior the delisting of our securities. On July 25, 2006, we received notice from the Nasdaq Stock Market that our common stock will not be delisted provided that we file our quarterly report on Form 10-Q for our fiscal quarter ended March 31, 2006 and all required restatements on or prior to August 15, 2006, which we have not done.
     While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.
     At June 30, 2006, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2006. We are currently evaluating the potential impact of FIN No. 48 on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our primary market risk exposures are to changes in foreign currency exchange rates. A portion of our business is conducted outside the United States through foreign subsidiaries which maintain accounting records in their local currencies. Consequently, some of our assets and liabilities are denominated in currencies other than the United Stated dollar. Fluctuations in foreign currency exchange rates affect the carrying amount of these assets and liabilities and our operating results. We do not enter into market risk sensitive instruments to hedge these exposures.

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
     On April 28, 2006 we entered into a settlement agreement with ITI and other parties settling disputes that were the subject of this litigation. That settlement has now been concluded. In exchange for a cash payment, the settlement affords a license, releases and covenants not to sue us, the other parties named above, and all users of certain of our factory modeling software products such as the “Autosched” product. The Intel Lawsuit has also been dismissed as a result of this settlement.
     In addition, we have settled the claim for indemnification brought against us by Freescale by the payment to Freescale of $400,000 to defray a portion of the legal expenses borne by Freescale in the defense of the ITI litigation.
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
     We are aware of additional proposed class actions, posted on the websites of various law firms. We are not yet aware of the filing of any such actions and have not been served with a complaint or any other process in any of these matters.
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
     For the three months ended June, 2006, approximately 40% of our revenues were derived from sales outside North America, while approximately 49% of our revenues in fiscal 2005 were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:
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
     We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 47% of our total revenues in the nine months ended June 30, 2006, 44% of our total revenues in the fiscal year ended September 30, 2005, 39% of our total revenues in fiscal 2004, and 37% in fiscal 2003. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.
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
Our stock price is volatile.
     The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2004 through the end of this quarter, our stock price fluctuated between a high of $27.30 per share and a low of $11.00 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:
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
Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.03 of Brooks’ registration statement on Form S-3, filed on August 27, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.3 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.4 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.5 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.6	Certificate of Ownership and Merger of PRI Automation, Inc. into Brooks (incorporated herein by reference to Exhibit 3.6 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Brooks (incorporated by reference to Exhibit 4.13 of Brooks’ registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).

3.8	Certificate of Change of Registered Agent and Registered Office of Brooks (incorporated herein by reference to Exhibit 3.8 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.9	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated by reference to Exhibit 3.01 of Brooks’ quarterly report for the quarterly period ended March 31, 2003, filed on May 13, 2003).

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

Exhibit No.	Description
3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

10.1	Deferred Compensation Plan, as amended.

10.2	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc.*

10.3	Agreement and Plan of Merger, dated May 8, 2006, by and among Brooks Automation, Inc., Bravo Acquisition Subsidiary, Inc. and Synetics Solutions, Inc.*

10.4	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation.*

10.5	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc.*

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

*	Brooks agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: August 9, 2006	/s/ EDWARD C. GRADY Edward C. Grady
Director, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 9, 2006	/s/ ROBERT W. WOODBURY, JR. Robert W. Woodbury, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.03 of Brooks’ registration statement on Form S-3, filed on August 27, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.3 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.4 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.5 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.6	Certificate of Ownership and Merger of PRI Automation, Inc. into Brooks (incorporated herein by reference to Exhibit 3.6 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Brooks (incorporated by reference to Exhibit 4.13 of Brooks’ registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).

3.8	Certificate of Change of Registered Agent and Registered Office of Brooks (incorporated herein by reference to Exhibit 3.8 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.9	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated by reference to Exhibit 3.01 of Brooks’ quarterly report for the quarterly period ended March 31, 2003, filed on May 13, 2003).

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

10.1	Deferred Compensation Plan, as amended.

10.2	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc.*

10.3	Agreement and Plan of Merger, dated May 8, 2006, by and among Brooks Automation, Inc., Bravo Acquisition Subsidiary, Inc. and Synetics Solutions, Inc.*

10.4	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation.*

10.5	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc.*

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

*	Brooks agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.