Form 10-K/A
period 2005-09-30
BROOKS AUTOMATION INC
filed 2006-08-15
CIK 933974

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
Common Stock, $0.01 par value
Rights to Purchase Common Stock
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
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

Explanatory Note
     On July 31, 2006, we amended our Annual Report on Form 10-K, which we originally filed on December 13, 2005 (the “Original Filing”), for the year ended September 30, 2005 to restate our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, our selected financial data for the years ended September 30, 2002 and 2001, and the related disclosures. The purpose of this Amendment No. 2 to the Annual Report is solely to file Exhibit 23.01 to the Annual Report, as set forth below in Part IV, Item 15. No other changes have been made to the Annual Report in this amendment.
     This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.01, 31.02, and 32.

PART IV
Item 15. Exhibits and Financial Schedules	4
SIGNATURES	13
EX-23.1 Consent of PricewaterhouseCoopers LLP
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32 Section 906 Certification of C.E.O. & C.F.O.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedule
     The consolidated financial statements of the Company are listed in the index under Part II, Item 8, in the Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on July 31, 2006.
     Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary consolidated financial statements or notes thereto.
(b) Exhibits

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**

2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**

2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**

2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**

2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**

2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**

2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**

2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**

2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**

2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**

2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**

2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**

2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**

2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**

Exhibit No.	Description	Reference
2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**

2.16	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004.	WW**

2.17	Agreement and Plan of Merger, dated as of July 11, 2005, by and among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.1**

2.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 29, 2005, among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.2**

3.01	Certificate of Incorporation of the Company.	P**

3.02	Certificate of Amendment to Certificate of Incorporation of the Company.	aa-3.2**

3.03	Certificate of Amendment to Certificate of Incorporation of the Company.	VV**

3.04	Certificate of Amendment to Certificate of Incorporation of the Company.	ZZ-3.1**

3.05	Certificate of Elimination of Special Voting Preferred Stock.	ZZ-3.2**

3.06	Certificate of Increase of shares Designated as Series A Junior Participating Preferred Stock.	ZZ-3.3**

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**

3.08	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company.	S**

3.09	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company.	aa-3.6**

3.10	Amended and Restated Bylaws of the Company.	ZZ-3.4**

4.01	Specimen Certificate for shares of the Company’s common stock.	T**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**

4.03	Rights Agreement dated July 23, 1997.	U**

4.04	Amendment No. 1 to Rights Agreement between the Company and the Rights Agent.	V**

4.05	Amendment No. 2 to Rights Agreement between the Company and the Rights Agent.	Z**

4.06	Amendment No. 3 to Rights Agreement between the Company and the Rights Agent.	bb-99.4**

4.07	Registration Rights Agreement dated January 6, 2000.	V**

4.08	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**

4.09	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**

Exhibit No.	Description	Reference
4.10	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**

4.11	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**

4.12	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**

4.13	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**

4.14	Asset Purchase relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**

4.15	Asset Purchase Agreement by and among the Company, NexStar Corporation and Zygo Corporation dated December 13, 2001.	AA**

4.16	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	TT**

9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee.	N**

9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**

9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation, Ltd.	N**

9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**

10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.*	AA**

10.02	Form of Indemnification Agreement for directors and officers of the Company.*	Q**

10.03	Employment Agreement between the Company and Ellen B. Richstone. *	BB**

10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.*	CC**

10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.*	CC**

10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**

10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**

Exhibit No.	Description	Reference
10.08	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	TT**

10.09	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**

10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**

10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**

10.12	1993 Nonemployee Director Stock Option Plan.*	EE**

10.13	1992 Combination Stock Option Plan.*	FF**

10.14	1995 Employee Stock Purchase Plan, as amended.*	P**

10.15	1998 Employee Equity Incentive Option Plan.*	P**

10.16	2000 Combination Stock Option Plan.*	P**

10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.*	GG**

10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.*	HH**

10.19	Helix Technology Corporation 1996 Equity Incentive Plan.*	cc-4.1**

10.20	Helix technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors.*	cc-4.2**

10.21	Helix Technology Corporation 1981 Employee Stock Option Plan.*	cc-4.3**

10.22	Deferred Compensation Plan.*	dd-4.1**

10.23	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**

10.24	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.*	TT**

10.25	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**

10.26	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**

10.27	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**

10.28	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**

10.29	PRI Automation, Inc. 2000 Stock Option Plan.*	LL**

10.30	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.*	II**

10.31	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.*	MM**

10.32	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.*	NN**

Exhibit No.	Description	Reference
10.33	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.*	OO**

10.34	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.*	PP**

10.35	Equipe Technologies Non-Statutory Stock Options.*	QQ**

10.36	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**

10.37	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**

10.38	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**

10.39	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**

10.40	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	TT**

10.41	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	TT**

10.42	Separation Agreement for Ellen B. Richstone dated October 31, 2002.*	TT**

10.43	Employment Agreement by and between the Company and Edward C. Grady dated January 31, 2003.*	UU**

10.44	Employment Agreement by and between the Company and Robert W. Woodbury, Jr. dated February 26, 2003.*	VV**

10.45	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004(1).*	WW**

10.46	Amended Employment Agreement by and between the Company and Robert J. Therrien dated June 1, 2004.*	WW**

10.47	Amended and Restated Employment Agreement by and between the Company and Edward C. Grady dated June 1, 2004.*	WW**

10.48	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.44**

10.49	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.45**

10.50	Form of 2000 Equity Incentive Plan Director Stock Option Agreement.*	ee-10.46**

10.51	Form of 1998 Employee Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.47**

10.52	Form of 1998 Employee Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.47**

10.53	Fiscal 2004 Management Incentive Plan Program.*	ee-10.48**

10.54	Fiscal 2005 Management Incentive Plan Program.	ff

Exhibit No.	Description	Reference
12.01	Calculation of Ratio of Earnings to Fixed Charges.	ff

21.01	Subsidiaries of the Company.	ff

23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).	Filed herewith

31.01	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith

31.02	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith

32	Section 1350 Certifications.	Filed herewith

(1)	Portions of this agreement therein identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on July 29, 2004 pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, as amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 as amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001 as amended on April 4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current report on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894), filed on April 3, 2000.

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217), filed on April 14, 1997.

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822), filed on November 13, 2000.

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141), filed on March 9, 1999.

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067), filed on November 26, 1997.

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063), filed on January 28, 1998.

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

TT.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 2002 for the annual period ended September 30, 2002.

UU.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on February 14, 2003 for the quarterly period ended December 31, 2002.

VV.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 13, 2003 for the quarterly period ended March 31, 2003.

WW.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on July 29, 2004 for the quarterly period ended June 30, 2004.

ZZ.	Incorporated by reference to the referenced exhibit number filed with the Company’s current report on Form 8-K filed on October 27, 2005.

aa.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005.

bb.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form 8-A/A filed on July 11, 2005.

cc.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005.

dd.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-123242), filed on March 10, 2005.

ee.	Incorporated by reference to the exhibit number filed with the Company’s annual report on Form 10-K for the annual period ended September 30, 2004.

ff.	Incorporated by reference to the same exhibit number to the Company’s annual report on Form 10-K filed on December 13, 2005 for the annual period ended September 30, 2005.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
By:	/s/ EDWARD C. GRADY
Edward C. Grady,
Chief Executive Officer

Date: August 15, 2006

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated September 21, 1998 relating to the combination of FASTech Integration, Inc. with the Company.	A**

2.02	Stock for Cash Purchase Agreement dated March 31, 1999 relating to the acquisition of Hanyon Tech. Co., Ltd. by the Company.	B**

2.03	Assets for Cash Purchase Agreement dated June 23, 1999 relating to the acquisition of substantially all the assets of Domain Manufacturing Corporation and its Subsidiary Domain Manufacturing SARL by the Company.	C**

2.04	Agreement and Plan of Merger dated July 7, 1999 relating to the combination of Smart Machines Inc. with the Company.	D**

2.05	Master Purchase Agreement dated September 9, 1999 relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik by the Company.	E**

2.06	Agreement and Plan of Merger dated January 6, 2000 relating to the combination of AutoSimulations, Inc. and Auto-Soft Corporation with the Company.	F**

2.07	Interests for Stock Purchase Agreement dated May 5, 2000 relating to the acquisition of Irvine Optical Company LLC by the Company, as amended.	G**

2.08	Stock Purchase Agreement dated as of February 16, 2001 relating to the acquisition of SEMY Engineering, Inc. by the Company.	H**

2.09	Asset Purchase Agreement dated June 26, 2001 relating to the acquisition of assets of the e-diagnostic infrastructure of KLA-Tencor Corporation and its subsidiary KLA-Tencor Technologies Corporation.	I**

2.10	Agreement and Plan of Merger dated June 27, 2001 relating to the combination of Progressive Technologies Inc. with the Company.	J**

2.11	Asset Purchase Agreement dated October 5, 2001 relating to the acquisition of substantially all of the assets of General Precision, Inc. and GPI-Mostek, Inc. by the Company.	K**

2.12	Share Purchase Agreement dated October 9, 2001 relating to the acquisition of Tec-Sem AG by the Company.	L**

2.13	Amended and Restated Agreement and Plan of Merger relating to the acquisition of PRI Automation, Inc. by the Company.	M**

2.14	Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.	N**

2.15	Share Sale-, Purchase- and Transfer Agreement dated July 3, 2002 relating to the acquisition of Hermos Informatik GmbH.	O**

2.16	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004.	WW**

2.17	Agreement and Plan of Merger, dated as of July 11, 2005, by and among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.1**

2.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 29, 2005, among the Company, Helix Technology Corporation and Mt. Hood Corporation.	aa-2.2**

3.01	Certificate of Incorporation of the Company.	P**

3.02	Certificate of Amendment to Certificate of Incorporation of the Company.	aa-3.2**

Exhibit No.	Description	Reference
3.03	Certificate of Amendment to Certificate of Incorporation of the Company.	VV**

3.04	Certificate of Amendment to Certificate of Incorporation of the Company.	ZZ-3.1**

3.05	Certificate of Elimination of Special Voting Preferred Stock.	ZZ-3.2**

3.06	Certificate of Increase of shares Designated as Series A Junior Participating Preferred Stock.	ZZ-3.3**

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock.	R**

3.08	Form of Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of the Company.	S**

3.09	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company.	aa-3.6**

3.10	Amended and Restated Bylaws of the Company.	ZZ-3.4**

4.01	Specimen Certificate for shares of the Company’s common stock.	T**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company).	P**

4.03	Rights Agreement dated July 23, 1997.	U**

4.04	Amendment No. 1 to Rights Agreement between the Company and the Rights Agent.	V**

4.05	Amendment No. 2 to Rights Agreement between the Company and the Rights Agent.	Z**

4.06	Amendment No. 3 to Rights Agreement between the Company and the Rights Agent.	bb-99.4**

4.07	Registration Rights Agreement dated January 6, 2000.	V**

4.08	Shareholder Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**

4.09	Stockholder Agreement dated September 30, 1999 by and among the Company, Jenoptik AG, M+W Zander Holding GmbH and Robert J. Therrien relating to the acquisition of substantially all of the assets of the Infab Division of Jenoptik AG by the Company.	E**

4.10	Indenture dated as of May 23, 2001 between the Company and State Street Bank and Trust Company (as Trustee).	W**

4.11	Registration Rights Agreement dated May 23, 2001 among the Company and Credit Suisse First Boston Corporation and SG Cowen Securities Corporation (as representatives of several purchasers).	W**

4.12	Form of 4.75% Convertible Subordinated Note of the Company in the principal amount of $175,000,000 dated as of May 23, 2001.	W**

4.13	Stock Purchase Agreement dated June 20, 2001 relating to the acquisition of CCS Technology, Inc. by the Company.	X**

4.14	Asset Purchase relating to the Agreement dated February 15, 2002 relating to the acquisition of substantially all of the assets of Intelligent Automation Systems, Inc. and IAS Products, Inc. by the Company.	Y**

Exhibit No.	Description	Reference
4.15	Asset Purchase Agreement by and among the Company, NexStar Corporation and Zygo Corporation dated December 13, 2001.	AA**

4.16	Agreement and Plan of Merger dated September 20, 2002 among the Company, MTI Acquisitions Corp. and MicroTool, Inc.	TT**

9.1	Form of Voting and Exchange Trust Agreement among PRI Automation, Inc., 1325949 Ontario Inc., Promis Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee.	N**

9.2	Form of Supplement to Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Brooks-PRI Automation (Canada), Inc. and Montreal Trust Company of Canada, trustee.	S**

9.3	Form of Support Agreement among PRI Automation, Inc., 1325949 Ontario Inc., and Promis Systems Corporation, Ltd.	N**

9.4	Form of Supplement to Support Agreement among the Company, 1325949 Ontario Inc., and Brooks-PRI Automation (Canada), Inc.	Z**

10.01	Employment Agreement between the Company and Robert J. Therrien dated as of September 30, 2001.*	AA**

10.02	Form of Indemnification Agreement for directors and officers of the Company.*	Q**

10.03	Employment Agreement between the Company and Ellen B. Richstone. *	BB**

10.04	Form of Agreement between Executive Officers and the Company Relating to Change of Control.*	CC**

10.05	Agreement dated November 11, 1999 between Ellen B. Richstone and the Company Relating to Change of Control.*	CC**

10.06	Transitional Services Agreement dated September 30, 1999 between the Company and Jenoptik AG relating to the Company’s German manufacturing facility.	CC**

10.07	Corporate Noncompetition and Proprietary Information Agreement dated January 6, 2000 by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. relating to the acquisition of the businesses of Auto-Soft Corporation and AutoSimulations, Inc. from Daifuku America Corporation by the Company.	F**

10.08	Agreement to Amend Corporate Noncompetition and Proprietary Information Agreement by and among the Company, Daifuku America Corporation and Daifuku Co., Ltd. dated April 2002.	TT**

10.09	Demand Promissory Note Agreement dated as of May 2, 2000, between the Company and ABN AMRO Bank N.V.	P**

10.10	Purchase Agreement for the Company’s headquarters dated January 17, 2001.	DD**

10.11	Lease between the Company and the Nasr Family Trust for 25000 Avenue Stanford, Valencia, California.	K**

10.12	1993 Nonemployee Director Stock Option Plan.*	EE**

10.13	1992 Combination Stock Option Plan.*	FF**

10.14	1995 Employee Stock Purchase Plan, as amended.*	P**

Exhibit No.	Description	Reference
10.15	1998 Employee Equity Incentive Option Plan.*	P**

10.16	2000 Combination Stock Option Plan.*	P**

10.17	2001 Restricted Stock Purchase Plan for KLA Product Line Acquisition.*	GG**

10.18	Progressive Technologies Inc. 1991 Stock Option and Stock Purchase Plan.*	HH**

10.19	Helix Technology Corporation 1996 Equity Incentive Plan.*	cc-4.1**

10.20	Helix technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors.*	cc-4.2**

10.21	Helix Technology Corporation 1981 Employee Stock Option Plan.*	cc-4.3**

10.22	Deferred Compensation Plan.*	dd-4.1**

10.23	Lease between Bentall Properties LTD and Westminster Management Corporation and Brooks Automation (Canada) Corp. for Crestwood Corporate Centre, Richmond, B.C. for 13777 Commerce Parkway, Richmond, B.C.	AA**

10.24	Employment Agreement for Mitchell G. Tyson dated October 23, 2001.*	TT**

10.25	Management Agreement dated as of November 20, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd.	II**

10.26	Joint Venture Agreement between the Company, Chung Song Systems Co., Ltd. And Shinsung Eng. Co. Ltd.	JJ**

10.27	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**

10.28	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.	KK**

10.29	PRI Automation, Inc. 2000 Stock Option Plan.*	LL**

10.30	PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan.*	II**

10.31	PRI Automation, Inc. 1994 Incentive and Non-Qualified Stock Option Plan.*	MM**

10.32	Commotion Technology, Inc. 2000 Flexible Stock Incentive Plan.*	NN**

10.33	Promis Systems Corporation Ltd Amended and Restated Stock Option Plan.*	OO**

10.34	Nonqualified Stock Option granted by PRI Automation, Inc. to Mark Johnston.*	PP**

10.35	Equipe Technologies Non-Statutory Stock Options.*	QQ**

10.36	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA.	RR**

10.37	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.	SS**

10.38	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**

Exhibit No.	Description	Reference
10.39	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.	SS**

10.40	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.	TT**

10.41	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.	TT**

10.42	Separation Agreement for Ellen B. Richstone dated October 31, 2002.*	TT**

10.43	Employment Agreement by and between the Company and Edward C. Grady dated January 31, 2003.*	UU**

10.44	Employment Agreement by and between the Company and Robert W. Woodbury, Jr. dated February 26, 2003.*	VV**

10.45	Service and Logistics Agreement by and between Applied Materials, Inc. and the Company, effective May 1, 2004(1).*	WW**

10.46	Amended Employment Agreement by and between the Company and Robert J. Therrien dated June 1, 2004.*	WW**

10.47	Amended and Restated Employment Agreement by and between the Company and Edward C. Grady dated June 1, 2004.*	WW**

10.48	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.44**

10.49	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.45**

10.50	Form of 2000 Equity Incentive Plan Director Stock Option Agreement.*	ee-10.46**

10.51	Form of 1998 Employee Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.*	ee-10.47**

10.52	Form of 1998 Employee Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.*	ee-10.47**

10.53	Fiscal 2004 Management Incentive Plan Program.*	ee-10.48**

10.54	Fiscal 2005 Management Incentive Plan Program.	ff

12.01	Calculation of Ratio of Earnings to Fixed Charges.	ff

21.01	Subsidiaries of the Company.	ff

23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).	Filed herewith

31.01	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith

31.02	Rule 13a-14(a),15d-14(a) Certification.	Filed herewith

32	Section 1350 Certifications.	Filed herewith

(1)	Portions of this agreement therein identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on July 29, 2004 pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.

A.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-64037) filed on September 23, 1998.

B.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 6, 1999.

C.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 14, 1999.

D.	Incorporated by reference to the Company’s current report on Form 8-K filed on September 15, 1999, as amended on September 29, 2000.

E.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 15, 1999.

F.	Incorporated by reference to the Company’s current report on Form 8-K filed on January 19, 2000 as amended on February 14, 2000.

G.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-42620) filed on July 31, 2000.

H.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2001.

I.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 9, 2001.

J.	Incorporated by reference to the Company’s current report on Form 8-K filed on July 24, 2001.

K.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2001 as amended on April 4, 2002.

L.	Incorporated by reference to the Company’s current report on Form 8-K filed on October 22, 2001.

M.	Incorporated by reference to the Company’s registration statement on Form S-4 (Registration No. 333-75490, filed on April 4, 2002.

N.	Incorporated by reference to PRI Automation, Inc.’s registration statement on Form S-3 (Registration No. 333-69721) filed on December 24, 1998.

O.	Incorporated by reference to Company’s current report on Form 8-K filed on July 30, 2002.

P.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2000 for the quarterly period ended March 31, 2000.

Q.	Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-87296) filed on December 13, 1994.

R.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-34487) filed on August 27, 1997.

S.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-87194) filed April 29, 2002, as amended May 13, 2002.

T.	Incorporated by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320) filed May 15, 2002.

U.	Incorporated by reference to the Company’s current report on Form 8-K filed on August 7, 1997.

V.	Incorporated by reference to the Company’s registration statement on Form 10-K filed for the annual period ended September 30, 2001.

W.	Incorporated by reference to the Company’s current report on Form 8-K filed on May 29, 2001.

X.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67432) filed on August 13, 2001.

Y.	Incorporated by reference to the Company’s current report on Form 8-K filed on March 1, 2002.

Z.	Incorporated by reference to the Company’s registration statement on Form 8-A/ A filed on June 4, 2002.

AA.	Incorporated by reference to the Company’s annual report on Form 10-K filed December 13, 2001 for the annual period ended September 30, 2001, as amended on April 2002.

BB.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 1998 for the year ended September 30, 1998.

CC.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 29, 1999 for the annual period ended September 30, 1999.

DD.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2001 for the quarterly period ended March 31, 2001.

EE.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-22717) filed on March 4, 1997.

FF.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-07313) filed on July 1, 1996.

GG.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-61928) filed on May 30, 2001.

HH.	Incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-67482 filed on August 13, 2001.

II.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 21, 2000 for the annual period ended September 30, 2000.

JJ.	Incorporated by reference to PRI Automation, Inc.’s quarterly report on Form 10-Q for the quarter ended June 28, 1998.

KK.	Incorporated by reference to PRI Automation, Inc.’s amendment No. 1 to annual report on Form 10-K/ A filed April 4, 2002 for the annual period ended September 30, 2002.

LL.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-33894), filed on April 3, 2000.

MM.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-25217), filed on April 14, 1997.

NN.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-49822), filed on November 13, 2000.

OO.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-74141), filed on March 9, 1999.

PP.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-41067), filed on November 26, 1997.

QQ.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45063), filed on January 28, 1998.

RR.	Incorporated by reference to PRI Automation, Inc.’s Registration Statement on Form S-1 (Registration No. 33-81836).

SS.	Incorporated by reference to PRI Automation, Inc.’s annual report on Form 10-K filed on December 7, 2001 for the annual period ended September 30, 2001, as amended in April 2002.

TT.	Incorporated by reference to the Company’s annual report on Form 10-K filed on December 30, 2002 for the annual period ended September 30, 2002.

UU.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on February 14, 2003 for the quarterly period ended December 31, 2002.

VV.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 13, 2003 for the quarterly period ended March 31, 2003.

WW.	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on July 29, 2004 for the quarterly period ended June 30, 2004.

ZZ.	Incorporated by reference to the referenced exhibit number filed with the Company’s current report on Form 8-K filed on October 27, 2005.

aa.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005.

bb.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form 8-A/A filed on July 11, 2005.

cc.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005.

dd.	Incorporated by reference to the referenced exhibit number filed with the Company’s registration statement on Form S-8 (Reg. No. 333-123242), filed on March 10, 2005.

ee.	Incorporated by reference to the exhibit number filed with the Company’s annual report on Form 10-K for the annual period ended September 30, 2004.

ff.	Incorporated by reference to the same exhibit number to the Company’s annual report on Form 10-K filed on December 13, 2005 for the annual period ended September 30, 2005.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.