Form 10-Q/A
period 2005-12-31
BROOKS AUTOMATION INC
filed 2006-08-15
CIK 933974

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

Explanatory Note
Restatement of Consolidated Financial Statements
     We are amending our Quarterly Report on Form 10-Q for the three months ended December 31, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on February 9, 2006 (the “Original Filing”), to restate our consolidated financial statements and the related disclosures.
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
     All the information in this Form 10-Q/A is as of December 31, 2005 and does not reflect any subsequent information or events other than the restatement and related matters discussed in footnote 14 to the consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the Original 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part I – Item 1 — Financial Information;
Part I – Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
Part II – Item 6 — Exhibits.
     Other than discussed above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.01, 31.02, and 32.

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31,	September 30,
	2005	2005
	(as restated)	(as restated)
Assets
Current assets
Cash and cash equivalents	$193,733	$202,462
Marketable securities	159,460	121,561
Accounts receivable, net	92,216	77,555
Inventories	78,056	48,434
Current assets from discontinued operations	—	55
Prepaid expenses and other current assets	21,129	18,259

Total current assets	544,594	468,326

Property, plant and equipment, net	71,657	54,165
Long-term marketable securities	20,784	32,935
Goodwill	345,068	62,094
Intangible assets, net	82,593	3,828
Other assets	17,896	2,732

Total assets	$1,082,592	$624,080

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$11	$12
Short-term debt	175,000	175,000
Accounts payable	43,063	30,820
Deferred revenue	19,174	22,143
Accrued warranty and retrofit costs	9,991	9,782
Accrued compensation and benefits	14,779	15,886
Accrued restructuring costs	12,575	12,171
Accrued taxes payable	18,222	17,331
Current liabilities from discontinued operations	49	399
Accrued expenses and other current liabilities	22,828	16,551

Total current liabilities	315,692	300,095

Long-term debt	1	2
Accrued long-term restructuring	9,907	10,959
Other long-term liabilities	7,167	2,129

Total liabilities	332,767	313,185

Contingencies (Note 13)
Minority interests	861	1,060

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 74,544,730 and 45,434,709 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	745	454
Additional paid-in capital	1,754,290	1,307,145
Deferred compensation	—	(3,493)
Accumulated other comprehensive income	11,858	11,958
Accumulated deficit	(1,017,929)	(1,006,229)

Total stockholders’ equity	748,964	309,835

Total liabilities, minority interests and stockholders’ equity	$1,082,592	$624,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2005	2004
	(as restated)	(as restated)
Revenues
Product	$88,540	$82,723
Services	38,635	34,510

Total revenues	127,175	117,233

Cost of revenues
Product	70,292	57,857
Services	19,949	18,290

Total cost of revenues	90,241	76,147

Gross profit	36,934	41,086

Operating expenses
Research and development	16,111	15,978
Selling, general and administrative	31,194	21,595
Restructuring and acquisition-related charges	1,222	2,661

Total operating expenses	48,527	40,234

Income (loss) from continuing operations	(11,593)	852
Interest income	3,528	1,976
Interest expense	2,358	2,395
Other (income) expense, net	180	221

Income (loss) from continuing operations before income taxes and minority interests	(10,603)	212
Income tax provision	1,347	1,486

Loss from continuing operations before minority interests	(11,950)	(1,274)
Minority interests in income (loss) of consolidated subsidiaries	(198)	130

Loss from continuing operations	(11,752)	(1,404)
Income (loss) from discontinued operations, net of income taxes	52	(976)

Net loss	$(11,700)	$(2,380)

Basic loss per share from continuing operations	$(0.18)	$(0.03)
Basic income (loss) per share from discontinued operations	0.00	(0.02)

Basic loss per share	$(0.18)	$(0.05)

Diluted loss per share from continuing operations	$(0.18)	$(0.03)
Diluted income (loss) per share from discontinued operations	0.00	(0.02)

Diluted loss per share	$(0.18)	$(0.05)

Shares used in computing loss per share
Basic	66,112	44,702
Diluted	66,112	44,702
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended
	December 31,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities
Net loss	$(11,700)	$(2,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,907	4,034
Stock-based compensation	2,475	1,698
Premium (discount) on marketable securities	(760)	—
Amortization of debt issuance costs	210	210
Undistributed earnings of joint venture	(222)	—
Minority interests	(198)	130
Loss on disposal of long-lived assets	97	40
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	8,854	33,214
Inventories	6,084	1,014
Prepaid expenses and other current assets	(3,353)	(1,734)
Accounts payable	6,108	(13,705)
Deferred revenue	(2,994)	(674)
Accrued warranty and retrofit costs	(1,036)	(839)
Accrued compensation and benefits	(1,862)	(8,656)
Accrued restructuring costs	(2,738)	(392)
Accrued expenses and other current liabilities	1,201	(1,588)

Net cash provided by operating activities	8,073	10,372

Cash flows from investing activities
Purchases of property, plant and equipment	(2,881)	(2,398)
Acquisition of Helix Technology, cash acquired net of expenses	9,003	—
Purchases of marketable securities	(206,834)	(152,783)
Sale/maturity of marketable securities	182,679	101,643
Decrease in other assets	(188)	—

Net cash used in investing activities	(18,221)	(53,538)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(2)	(2)
Proceeds from issuance of common stock, net of issuance costs	626	245

Net cash provided by financing activities	624	243

Effects of exchange rate changes on cash and cash equivalents	795	1,292

Net decrease in cash and cash equivalents	(8,729)	(41,631)
Cash and cash equivalents, beginning of period	202,462	193,281

Cash and cash equivalents, end of period	$193,733	$151,650

Supplemental cash flow information
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$447,949	$—

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
     As a result, the Company recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million as of September 30, 2005, including approximately $1.5 million for the three months ended December 31, 2004. The Company also recorded additional stock-based compensation expense of approximately $0.5 million for the three months ended December 31, 2005. Principally as a result of losses incurred, the Company recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003 or for the three months ended December 31, 2005.

     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three months ended December 31, 2005 and 2004, and the consolidated balance sheets as of December 31, 2005 and September 30, 2005 (in thousands):

	Three months ended
	December 31,
	2005 (1)	2004 (1)
Cost of revenues product
As previously reported	$70,292	$57,678
As restated	$70,292	$57,857
Cost of revenues services
As previously reported	$19,949	$18,136
As restated	$19,949	$18,290
Gross profit
As previously reported	$36,934	$41,419
As restated	$36,934	$41,086
Research and development
As previously reported	$16,111	$15,640
As restated	$16,111	$15,978
Selling, general and administrative
As previously reported	$30,712	$20,781
As restated	$31,194	$21,595
Income (loss) from continuing operations
As previously reported	$(11,270)	$81
As restated	$(11,752)	$(1,404)
Net loss
As previously reported	$(11,218)	$(895)
As restated	$(11,700)	$(2,380)
Basic and diluted net loss per share
As previously reported	$(0.17)	$(0.02)
As restated	$(0.18)	$(0.05)

(1)	The amounts previously reported reflect certain reclassifications made in the Company’s financial statements, including treatment of the Company’s Specialty Equipment and Life Sciences division as a discontinued operation.

	As of	As of
	December 31, 2005	September 30, 2005
Additional paid-in capital
As previously reported	$1,691,049	$1,244,184
As restated	$1,754,290	$1,307,145
Accumulated deficit
As previously reported	$(954,688)	$(943,470)
As restated	$(1,017,929)	$(1,006,229)
Deferred compensation
As previously reported	$—	$(3,291)
As restated	$—	$(3,493)
Short-term debt
As previously reported	$—	$—
As restated	$175,000	$175,000
Long-term debt
As previously reported	$175,001	$175,002
As restated	$1	$2

     As a result of the restatement, the Company, as discussed in footnote 14, has reclassified $175 million of debt principal and $2.0 million and $2.2 million at December 31, 2005 and September 30, 2005, respectively, of associated deferred financing costs from long-term to short-term.

     Fair Value Disclosures — Prior to SFAS 123R Adoption
     The following table provides supplemental information for the three months ended December 31, 2004 as if stock-based compensation had been computed under SFAS 123 and gives effect to the restatement on the Company’s pro forma calculation of its net loss per share for the three months ended December 31, 2004 (in thousands, except per share data):

	Three months ended
	December 31, 2004
	(as previously
	reported)	(as restated)
Net loss:

As reported	$(895)	$(2,380)
Add stock-based employee compensation expense included in reported net loss	213	1,698
Deduct pro forma stock-based compensation expense	27,495	19,241

Pro forma net loss	$(28,177)	$(19,923)

Basic and diluted net loss per share:

As reported	$(0.02)	$(0.05)
Pro forma	$(0.63)	$(0.45)
3. Stock Based Compensation
   Effect of Adoption of SFAS 123R, Share-Based Payment
     Prior to October 1, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148”), for fixed stock-based awards to employees.
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

     The following table reflects compensation expense recorded during the quarter ended December 31, 2005 in accordance with SFAS 123R (in thousands):

Three months ended
December 31, 2005
Stock options	$1,863
Restricted stock	430
Employee stock purchase plan	182

$2,475

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
   Stock Option Activity
     The following table summarizes stock option activity for the quarter ended December 31, 2005:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at September 30, 2005	5,205,354	$23.92
Options granted	217,000	12.82
Options assumed from Helix Technology acquisition	765,480	16.42
Options exercised	(63,619)	9.83
Options forfeited/expired	(381,789)	24.78

Outstanding at December 31, 2005	5,742,426	$22.60
Options exercisable at December 31, 2005	4,338,883	$24.85
     The options outstanding and exercisable at December 31, 2005 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$3.62 - $10.25	575,782	4.91	$9.69	$1,638	391,420	$9.76	$1,085
$10.44 - $12.53	139,208	5.46	$11.95	$81	70,953	$11.82	$50
$12.69 - $17.22	1,231,505	5.71	$14.93	$—	383,762	$14.87	$—
$17.34 - $23.67	603,065	4.90	$19.69	$—	407,080	$19.88	$—
$23.75 - $24.02	136,000	4.80	$23.75	$—	68,500	$23.75	$—
$24.30 - $24.30	1,505,419	3.82	$24.30	$—	1,489,529	$24.30	$—
$24.78 - $26.10	577,405	3.11	$25.20	$—	577,405	$25.20	$—
$26.75 - $39.75	800,570	2.57	$33.45	$—	781,762	$33.43	$—
$39.96 - $123.56	147,472	3.26	$51.60	$—	142,472	$51.69	$—
$134.74 - $134.74	26,000	0.20	$134.74	$—	26,000	$134.74	$—

$3.62 - $134.74	5,742,426	4.23	$22.60	$1,719	4,338,883	$24.85	$1,135
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
   Restricted Stock Activity
     Restricted stock for the three months ended December 31, 2005 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of December 31, 2005 and changes during the three months ended December 31, 2005 is as follows:

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

	$81.6

     The following unaudited proforma information gives effect to the acquisition of Helix as if the acquisition occurred at the beginning of the periods presented (in thousands, except per share data):

	Three months ended
	December 31,
	2005	2004
Revenues	$136,579	$152,051

Net loss	$(18,360)	$(15,163)

Basic loss per share	$(0.25)	$(0.21)

Diluted loss per share	$(0.25)	$(0.21)

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

6. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted net loss per share (in thousands, as restated):

	Three months ended
	December 31,
	2005	2004
Weighted average common shares outstanding used in computing basic earnings (loss) per share	66,112	44,702
Dilutive common stock options and restricted stock awards	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	66,112	44,702

     Approximately 5,451,000 and 5,401,000 options to purchase common stock and 32,000 and 33,000 shares of restricted stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended December 31, 2005 and 2004, respectively, as their effect would be anti-dilutive. The 5,451,000 and 5,401,000 options for the three months ended December 31, 2005 and 2004, respectively, had an exercise price greater than the average market price of the common stock. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for all periods presented as the effect of conversion would be anti-dilutive. These options, restricted stock and conversions could, however, become dilutive in future periods.
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
8. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net loss, the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
	(as restated)	(as restated)
Net loss	$(11,700)	$(2,380)
Change in cumulative translation adjustment	(423)	5,775
Unrealized gain (loss) on marketable securities	323	(342)

	$(11,800)	$(3,053)

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

     Financial information for the Company’s business segments is as follows (in thousands):

	Hardware	Software	Total
Three months ended December 31, 2005
Revenues
Product	$84,811	$3,729	$88,540
Services	23,684	14,951	38,635

	$108,495	$18,680	$127,175

Gross profit	$25,463	$11,471	$36,934
Segment operating loss (as restated)	$(6,696)	$(2,907)	$(9,603)

Three months ended December 31, 2004
Revenues
Product	$75,663	$7,060	$82,723
Services	15,796	18,714	34,510

	$91,459	$25,774	$117,233

Gross profit (as restated)	$25,045	$16,041	$41,086
Segment operating income (as restated)	$2,905	$850	$3,755

Assets December 31, 2005	$326,268	$50,003	$376,271
September 30, 2005	$237,676	$54,675	$292,351
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
     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2005 and 2004 is as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
	(as restated)	(as restated)
Segment operating income (loss)	$(9,603)	$3,755
Amortization of acquired intangible assets	768	242
Restructuring and acquisition-related charges	1,222	2,661

Total operating income (loss)	$(11,593)	$852

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
     The activity for the three months ended December 31, 2005 and 2004 related to the Company’s restructuring and acquisition-related accruals is summarized below (in thousands):

	Activity – Three Months Ended December 31, 2005
	Balance					Balance
	September 30,					December 31,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2005

Facilities	$15,045	$—	$—	$—	$(1,085)	$13,960
Workforce-related	8,429	1,708	1,749	(486)	(2,878)	8,522

	$23,474	$1,708	$1,749	$(486)	$(3,963)	$22,482

	Activity – Three Months Ended December 31, 2004
	Balance					Balance
	September 30,					December 31,
	2005	Expense	Adjustments	Reversals	Utilization	2005

Facilities	$17,730	$270	$—	$—	$(1,378)	$16,622
Workforce-related	2,460	2,391	—	—	(1,634)	3,217

	$20,190	$2,661	$—	$—	$(3,012)	$19,839

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

Activity – Three Months Ended December 31, 2005
Balance			Balance
September 30,			December 31,
2005	Accruals	Settlements	2005
$9,782	$1,980	$(1,771)	$9,991

Activity - Three Months Ended December 31, 2004
Balance			Balance
September 30,			December 31,
2004	Accruals	Settlements	2005
$11,946	$510	$(1,098)	$11,358

     The accrual of $1,980,000 for the three months ended December 31, 2005 includes the acquired warranty liability from Helix at the acquisition date of $1,262,000.
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
14. Subsequent Events
     Stock Option Restatement Litigation
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
     On August 4, 2006, the Massachusetts Superior Court for Middlesex County granted the parties’ motion to consolidate these cases under docket number 06-1808 and under the caption In re Brooks Automation, Inc. Derivative Litigation. The Company expects that a consolidated complaint will be filed by September 15, 2006.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q/A constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors set forth in Part II, Item 1A of this report. Precautionary statements made in Part II, Item 1A should be read as being applicable to all related forward-looking statements whenever they appear in this report.
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
     As a result, we recorded in the restatement cumulative, non-cash pre-tax stock-based compensation expense of approximately $64.5 million and a tax benefit of $1.8 million as of September 30, 2005 including approximately $1.5 million for the three months ended December 31, 2004. We also recorded additional stock-based compensation expense of approximately $0.5 million for the three months ended December 31, 2005. Principally as a result of losses incurred, we recorded a full valuation allowance against all deferred tax assets beginning in 2002 and consequently, there is no tax effect of the additional stock-based compensation expense recorded in the years ended September 30, 2005, 2004 and 2003 or for the three months ended December 31, 2005.
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
     On August 4, 2006, the Massachusetts Superior Court for Middlesex County granted the parties’ motion to consolidate these cases under docket number 06-1808 and under the caption In re Brooks Automation, Inc. Derivative Litigation. We expect that a consolidated complaint will be filed by September 15, 2006.
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
Gross Margin
     Gross margin dollars decreased to $36.9 million for the three months ended December 31, 2005, compared to $41.1 million for the three months ended December 31, 2004, while gross margin percentage decreased to 29.0% for the three months ended December 31, 2005, compared to 35.0% for the three months ended December 31, 2004. This decrease in gross margin is primarily attributable to a $7.0 million charge (which equates to 5.5% of gross margin) to write-off approximately two-thirds of the step-up in inventory related to the Helix acquisition, along with a charge of $1.5 million for the amortization of completed technology acquired in the Helix transaction. Our hardware segment gross margin changed to $25.5 million or 23.5% in the three months ended December 31, 2005, from $25.0 million or 27.4% in the three months ended December 31, 2004. The decrease in gross margin percentage is primarily attributable to the Helix related charges of $7.0 million and $1.5 million described above, offset by lower absorption variances and inventory provisions. Our software segment gross margin for the three months ended December 31, 2005, decreased to $11.5 million or 61.4%, compared to $16.0 million or 62.2% in the prior year. The decrease in gross margin dollars and percentage is primarily the result of lower software license sales and lower tailored software project revenues.
     Gross margin on product revenues was $18.2 million or 20.6% for the three months ended December 31, 2005, compared to $24.9 million or 30.1% for the prior year. The decrease in product margins is primarily attributable to lower margin of $3.2 million on lower software license revenues, as well as lower margin of $3.5 million on reduced legacy hardware revenues. The incremental margin earned from the sale of Helix products of $8.4 million was offset by the $7.0 million inventory charge and the $1.5 million completed technology amortization described above.
     Gross margin on service revenues was $18.7 million or 48.4% for the three months ended December 31, 2005, compared to $16.2 million or 47.0% in the three months ended December 31, 2004. The increase in gross margin dollars is primarily attributable to incremental $4.2 million of gross margin from Helix customer support services offset by reduced margin of $1.5 million on software-related services, and lower margin of $0.4 million on legacy Brooks hardware-related services.
Research and Development
     Research and development expenses for the three months ended December 31, 2005, were $16.1 million, an increase of $0.1 million, compared to $16.0 million in the three months ended December 31, 2004. Research and development expenses decreased as a percentage of revenues, to 12.7%, from 13.6% in the three months ended December 31, 2004. The increase in absolute spending is attributable to the additional spending of $1.8 million related to the Helix business, offset by lower spending in the Company’s legacy Brooks hardware business and reduced stock-based compensation. The decrease as a percentage of revenues was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient as well as higher revenue levels against which these costs are measured.
Selling, General and Administrative
     Selling, general and administrative expenses were $31.2 million for the three months ended December 31, 2005, an increase of $9.6 million, compared to $21.6 million in the three months ended December 31, 2004. Selling, general and administrative expenses increased as a percentage of revenues, to 24.5% in the three months ended December 31, 2005, from 18.4% in the three months ended December 31, 2004. The increase in absolute spending is primarily attributable to the additional expenses related to the Helix business of $6.6 million along with higher legal expenses of $2.0 million, the $1.3 million write-off of the remaining depreciation on a sales management application which is being phased out of use, and $1.1 million of stock-based compensation.
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
     At December 31, 2005, we had cash, cash equivalents and marketable securities aggregating $374.0 million. This amount was comprised of $193.7 million of cash and cash equivalents, $159.5 million of investments in short-term marketable securities and $20.8 million of investments in long-term marketable securities. At September 30, 2005, we had cash, cash equivalents and marketable securities totaling $357.0 million. This amount was comprised of $202.5 million of cash and cash equivalents, $121.6 million of investments in short-term marketable securities and $32.9 million of investments in long-term marketable securities
     Cash provided by operations was $8.1 million for the three months ended December 31, 2005, and was primarily attributable to our net loss of $11.7 million, adjusted for non-cash depreciation and amortization of $7.9 million and compensation expense related to common stock and options of $2.5 million. These adjustments were offset by net working capital changes resulting in an increase in cash of $10.3 million. This change in working capital was primarily the result of decreased accounts receivable balances of $8.9 million and a decreased inventory balance of $6.1 million. The decrease in accounts receivable is a result of strong collections during the three months ended December 31, 2005. Our days sales outstanding decreased to 63 days at December 31, 2005 from 68 days at September 30, 2005. Other changes in working capital included increased accounts payable levels of $6.1 million, decreased deferred revenues of $3.0 million, and decreases in accrued expenses of $4.4 million primarily the result of our semi-annual interest payment on our Convertible Subordinated Notes of $4.2 million along with increases in prepaid expenses and other current assets of $3.4 million primarily as a result of prepayments for corporate insurance policies.
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

BROOKS AUTOMATION, INC.
DATE: August 15, 2006	/s/ EDWARD C. GRADY
Edward C. Grady
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 15, 2006	/s/ ROBERT W. WOODBURY, JR.
Robert W. Woodbury, Jr.
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.03 of Brooks’ registration statement on Form S-3, filed on August 27, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.3 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.4 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.5 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.6	Certificate of Ownership and Merger of PRI Automation, Inc. into Brooks (incorporated herein by reference to Exhibit 3.6 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Brooks (incorporated by reference to Exhibit 4.13 of Brooks’ registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).

3.8	Certificate of Change of Registered Agent and Registered Office of Brooks (incorporated herein by reference to Exhibit 3.8 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.9	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated by reference to Exhibit 3.01 of Brooks’ quarterly report for the quarterly period ended March 31, 2003, filed on May 13, 2003).

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications