Form 10-K
period 2006-09-30
BROOKS AUTOMATION INC
filed 2006-12-14
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2006
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

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2006, was approximately $1,061,248,600 based on the closing price per share of $14.24 on that date on the Nasdaq Stock Market. As of March 31, 2006, 75,365,813 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 30, 2006, 75,563,054 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	90

PART III
Item 10.	Directors and Executive Officers of the Registrant	90
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions	90
Item 14.	Principal Accountant Fees and Services	90

PART IV
Item 15.	Exhibits and Financial Schedules	91
SIGNATURES		94
Ex-4.03 Amendment No.1 to Rights Agreement
Ex-10.08 Employment Agreement (Robert Woodbury)
Ex-10.09 Employment Agreement (Thomas S. Grilk)
Ex-10.10 Employment Agreement (James Gentilcore)
Ex-10.11 Employment Agreement (Joseph Bellini)
Ex-10.12 Employment Agreement (Robert Anastasi)
Ex-10.15 1995 Employee Stock Purchase Plan, as amended
Ex-10.23 Form of Restricted Stock Option Grant Agreement
Ex-10.28 Amendment to Lease dated as of July 24, 2000
Ex-10.29 Lease Agreement dated as of October 12, 2000
Ex-10.30 First Amendment to Lease dated as of March 21, 2001
Ex-10.31 Lease, dated March 14, 1999
Ex-10.32 Multi-Tenant Industrial Triple Net Lease, effective December 15, 2000
Ex-10.33 Factory Lease Advanced Agreement
Ex-12.01 Calculation of Ratio of Earnings to Fixed Charges
Ex-21.01 Subsidiaries of the Company
Ex-23.01 Consent of PricewaterhouseCoopers LLP
Ex-31.01 Section 302 Certification of CEO
Ex-31.02 Section 302 Certification of CFO
Ex-32 Section 906 Certification of CEO & CFO

PART I

Item 1.	Business

Brooks Automation, Inc. (“Brooks”, “we”, “us” or “our”) is a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. We are a technology and market leader with offerings ranging from individual hardware and software modules to fully integrated systems as well as services to install and support our products world-wide. Although our core business addresses the increasingly complex automation and integrated subsystems requirements of the global semiconductor industry, we also provide solutions for a number of related industries, including the flat panel display manufacturing, data storage and certain other industries which have complex manufacturing environments.

We were founded in 1978 to develop and market automated substrate handling equipment for semiconductor manufacturing and became a publicly traded company in February 1995. We have grown significantly from being a niche supplier of wafer-handling robot modules for vacuum-based processes, to become the largest merchant supplier of hardware and software automation products for the semiconductor industry in consecutive calendar years from 2001 through 2005, and the world’s thirteenth largest semiconductor front-end capital equipment company in 2005, according to the independent market research firm Gartner Dataquest.

Our business is significantly dependent on capital expenditures by semiconductor manufacturers, which in turn are dependent on the current and anticipated market demand for integrated circuit (“IC”) chips and electronics equipment. To maintain manufacturing leadership and growth in the semiconductor industry, companies make significant capital expenditures in manufacturing equipment and investments in research and development. For example, investments in the production of chips that use advanced 90-nanometer (“nm”) and 65nm process technology are the enablers (increased chip performance, decreased power consumption and reduced cost) for a broad range of new products that are expected to help drive growth in the chip industry. Further advances in IC designs utilizing 45nm and smaller sizes continue to enable innovation and are driving the need for new manufacturing facilities and new generation processing equipment.

The demand for semiconductors is cyclical and has historically experienced periodic expansions and contractions, which are called upturns and downturns. The semiconductor industry experienced a prolonged downturn from fiscal 2001 to the end of fiscal 2003. The industry economics improved significantly in fiscal 2004 and we were able to return to profitability in fiscal 2004, benefiting from improved market demand and from some of the cost reduction initiatives that we implemented during the downturn. The industry conditions weakened again in our fiscal 2005 leading to a decline in revenues and profitability for Brooks during 2005, but rebounded in 2006 to help drive growth and profitability for Brooks in fiscal 2006. We expect industry conditions to continue to fluctuate unpredictably.

On October 26, 2005, we acquired all the issued and outstanding stock of Helix Technology Corporation (“Helix”). Helix develops and manufactures vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. We believe that the acquisition of Helix enables us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance. The aggregate purchase price, net of cash acquired, was approximately $458.1 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million and transaction costs of $10.2 million. The market price used to value the Brooks’ shares issued as consideration for Helix was $15.32, which represents the average of the closing market price of Brooks common stock for the period beginning two trading days before and ending two trading days after the merger agreement was announced. The actual number of shares of Brooks common stock issued was determined based on the actual number of shares of Helix common stock outstanding immediately prior to the completion of the merger, based on an exchange ratio of 1.11 shares of Brooks common stock for each outstanding share of Helix common stock. The Helix business operates in our hardware segment. This transaction qualified as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

On May 8, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (“Synetics”). We completed our acquisition of Synetics from Yaskawa Electric Corporation (“Yaskawa”), a corporation duly organized and existing under the laws of Japan, through a merger that became effective as of June 30, 2006. Synetics provides customized manufactured solutions for the North American semiconductor equipment industry. Pursuant to the Merger Agreement, Synetics became a wholly owned subsidiary of Brooks. The aggregate purchase price of Synetics, net of cash acquired, was approximately $50.2 million consisting of a $28.6 million cash payment to Yaskawa, repayment of outstanding debt of $19.9 million and transaction costs of $1.7 million.

Also on May 8, 2006, we entered into a Joint Venture Agreement (the “Agreement”) with Yaskawa to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. YBA began operations on September 21, 2006.

On November 3, 2006, our Board of Directors committed to a formal plan of disposal of our software division, Brooks Software and entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Applied Materials, Inc. (“Applied”), a Delaware corporation. Under the terms of the Purchase Agreement, we will divest and sell our software division, Brooks Software, to Applied for $125 million in cash consideration. We will transfer to Applied substantially all of our assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied will assume certain liabilities related to Brooks Software. We are selling our software division in order to focus on our core semiconductor-related hardware businesses. We expect to recognize a gain on disposal of the software division and to reclassify this division as discontinued operations in fiscal 2007.

Completion of the transaction is subject to several conditions, including expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. We expect to close the transaction during the second fiscal quarter of 2007.

Industry Background

In recent years the semiconductor industry has experienced significant growth in both the volume and complexity of integrated circuit devices manufactured. This growth has been driven by the increased demand for electronic products that require semiconductors such as computers, telecommunications equipment, consumer electronics, data storage media and wireless communications devices.

To meet these demands, semiconductor manufacturers have sought volume and efficiency improvements through increased equipment utilization, higher manufacturing yields, capacity expansion of existing facilities and the construction of new facilities. Automation and vacuum-based processes perform critical functions in the manufacturing of semiconductors. The majority of modern semiconductor fabrication facilities, or fabs, manufacture semiconductor chips on circular silicon wafers with diameters of 150mm, or 6 inches, and 200mm, or 8 inches. More recently the industry has begun to adopt wafers with diameter sizes of 300mm, or 12 inches. The wafers are typically processed in production lots of 25 wafers, with 150mm and 200mm wafers contained in either an open cassette or a fully enclosed pod called SMIF, or standard mechanical interface. Production lots for 300mm manufacturing typically consist of 25 wafers contained in a FOUP, or front-opening unified pod. Both SMIF and FOUP technologies isolate the wafers from their surroundings by creating an ultra-clean “mini-environment” within the pod. One wafer may yield hundreds of chips, and each chip may contain tens or hundreds of millions of microscopic transistors in leading-edge devices.

The production of advanced semiconductor chips is an extremely complex and logistically challenging manufacturing activity. To create the millions of microscopic transistors and connect them together horizontally and in vertical layers into a functioning integrated circuit, or IC chip, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Up to 40 percent of these tools perform processes in a vacuum, such as removing, depositing or measuring material on wafer surfaces. Wafers can go through as many as 400 different process steps before completion. These steps, which comprise the initial fabrication of the integrated circuit and are referred to in the industry as front-end processes, are repeated many times to create the desired pattern on the silicon wafer. As the complexity of semiconductors continues to increase, the number of process steps also increases, resulting in a greater need for automation due to more handling and tracking requirements, and higher number of tools. Upon completing the front-end processing, the wafer is cut into individual devices, or chips, which then undergo additional assembly and testing steps before being packaged into a device that is used in an electronic product.

Vacuum-based processes are fundamental steps integral to chip manufacturing. High vacuum pumps are required in certain process steps to remove all potentially contaminating gases and impurities from the processing environment. In order to achieve optimal production yields, semiconductor manufacturers must also ensure that each process operates at carefully controlled pressure levels. Impurities or incorrect pressure levels can lower production yields, thereby significantly increasing the cost per usable semiconductor chip produced. Some key vacuum processes include dry etching and dry stripping; chemical vapor deposition, or CVD; physical vapor deposition, or PVD; and ion implantation.

During manufacturing, the wafers need to be physically transported between different process tools, repeatedly identified, tracked, loaded into the equipment and processed, unloaded, verified and inspected, and dispatched to the next process step or storage area. All these actions can be automated. Automation enables the right material to be delivered at the right time to the right equipment with the right process recipe. Similarly, non-production wafers and durable goods, such as wafer carriers and photolithography masks or reticles used in production, must also be handled, tracked and managed. Consequently, the automation systems physically touch and handle nearly every wafer in the fab, while the software systems manage the tracking and recording of data for virtually every manufacturing lot, piece of equipment and resource in the fab.

The capital expenditure by a semiconductor company to create a modern 200mm fab can be as much as $2 billion while the cost for a 300mm fab can exceed $3 billion. While most 200mm fabs were only partially automated, virtually all 300mm production fabs are fully automated due to the heavier weight and value of a production lot. The investment in automation hardware, software and services has grown from approximately $50 million in a 200mm fab to $180 million in a 300mm fab. Typically 75 to 80 percent of the capital investment for a fab is for manufacturing equipment, while the remainder is dedicated to the land, the physical building, the clean room production floor and automation, network and facilities infrastructure. The served available market for semiconductor automation approximated $1.8 billion in 2005, according to Dataquest. We believe we are the only company with a portfolio of hardware and software products and system integration services that can address the majority of the automation needs for semiconductor manufacturing.

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

The Company has two reportable segments: hardware and software. In the fourth quarter of fiscal year 2005, the Company’s equipment automation and factory automation segments were combined into the hardware segment, which reflects how management now evaluates its business. The hardware segment also includes the acquired operations of Helix from the date of acquisition. Also included in this segment are the acquired operations of Synetics Solutions from the date of acquisition. Prior year amounts have been reclassified to conform to the current year.

The hardware segment provides a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Within the hardware segment, there are four businesses consisting of automation hardware products, vacuum products and subsystems, customer-designed automation and the global customer service organization. The automation hardware products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments that are sold to equipment manufacturers. The Company also provides hardware directly to fabs including equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Another line of business includes the vacuum products and subsystems acquired from Helix that include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum, and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Additionally, the Company leverages its domain knowledge and manufacturing expertise to build customer-designed automation systems, or contract automation systems, in a program designed to help customers outsource their automation. This assembly and manufacturing capability was a core competency of Synetics Solutions, and these offerings have been combined under the line of business managed by the former Synetics enterprise. The primary customers for these solutions are manufacturers of process equipment. Finally, the global customer service offerings provide customers with support for all our hardware offerings.

The software segment addresses the need for production management systems driven by the extensive tracking and tracing requirements of the semiconductor industry. At the core of these production systems is the manufacturing execution system (“MES”) that is primarily responsible for tracking the movement of production wafers in a fab, and managing the data and actions for every wafer, equipment, operator and other resources in the fab. These mission-critical systems provide real time information primarily to production operators, supervisors and fab managers. We provide other important software applications to meet the critical requirements of the fab, such as real time dispatching and scheduling, equipment communications, advanced process control, material control for the automated material handling systems, or AMHS, activity execution and control, automated maintenance management of equipment, and other applications. Customers often purchase more than one of these software products from Brooks for a single fab, often driving the need for consulting and integration services. Our software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. These software products and services are also used in many similar manufacturing industries as semiconductor, including flat panel display, data storage, and electronic assembly.

Hardware

Modern semiconductor process tools demand fast, error-free handling of the silicon wafers on which the integrated circuits are produced. In the late 1980’s and early 1990’s, many processes done in vacuum, such as CVD, PVD, dry etching and other processes, changed from batch processing to single wafer processing, driving the need for equipment that could process individual wafers simultaneously in multiple chambers. The single wafer tool configuration is often referred to as a cluster tool because of the typically radial layout, or cluster, of process chambers surrounding one or more central wafer handling robot. The transition to cluster tools greatly increased the demands on the automation system, forcing it to become as much as four to eight times more reliable than previous generations. The result was a market need for highly reliable and fast vacuum robots, as well as vacuum cluster tool platforms, both of which were the genesis of our business model.

Vacuum cluster tools consist of three primary sections: the equipment front-end module or EFEM, the cluster tool platform, and the process modules or chambers that are attached to the tool platform. An intermediate chamber, called a load-lock, separates the vacuum environment used in processing from the EFEM, which operates at standard atmosphere. A vacuum robot performs the task of transferring wafers from the load-lock to the process chambers that are mounted on the cluster tool platform. Wafers are placed in the load-lock by atmospheric robots that are housed in the EFEM. Vacuum tool automation includes load-locks, robots and other modules as well as the cluster tool platform. Brooks vacuum subsystems, acquired in the Helix transaction, create and manage the vacuum environment needed for several key process steps within semiconductor manufacturing, including ion implant, PVD and metrology.

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

The front end of most 300mm and 200mm process equipment require an atmospheric system called an EFEM. EFEMs have modules called loadports on which wafer carriers are placed. Loadports have mechanisms that open the door or lid on the carriers so that the atmospheric robots can gain access to the wafers in the carriers. The individual atmospheric modules can be sold separately or as an integrated atmospheric system which includes the loadports, the atmospheric robots, and other necessary modules such as aligners, fan filter units and control software.

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

The evolution of the wafer carrier technology enabled semiconductor manufacturers to reduce both fab construction costs and production defects. Historically, wafer processing has been performed in clean rooms in order to reduce or eliminate particulates in the atmosphere that could create defects on wafers during processing. As the feature sizes on an integrated circuit became exponentially smaller, the need for cleaner air became more critical, and more expensive. In the late 1990’s the semiconductor industry adopted SMIF technology to protect and isolate wafers from the environment. The air in a SMIF pod is 1,000 times cleaner than a typical surgical operating room; it essentially has its own ultra-pure mini-environment. The SMIF technology gained acceptance in many modern 200mm fabs, although open cassettes are still used widely. In the transition to 300mm wafer sizes, the industry adopted the FOUP technology as its new standard. While SMIF was essentially an after-market modification to 200mm equipment, virtually all 300mm tools since the time of their original design have integrated the FOUP technology. Automation enabled the transition from open cassette carriers to mini-environment pods by providing the loadport modules and robotics to transfer the wafers into and out of process tools as well as the means to track and identify the wafers. As a result, the need for automation has increased for both 300mm and 200mm SMIF fabs.

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

The functionality of semiconductor MES software allowed it to be applied to other complex industries that require tracking and control of work-in-process, such as in the manufacture of liquid crystal displays or LCD, storage devices such as magnetic thin film heads, medical devices, and telecommunications fiber optics. New markets are being opened for Brooks outside of the semiconductor industry as track and trace capabilities become more in demand in various industries, driven in part by new government regulations and compliance standards. Likewise, simulation and modeling software can be used in a number of different industries where logistics and planning are important, ranging from airport traffic control to theme park scheduling. Finally, many engineering data analysis and statistical process control products are being used in complex manufacturing environments in addition to the semiconductor industry, such as LCD, precision electronics, automotive, aerospace, and life sciences industries.

Products

Hardware Products

Our hardware for process and metrology equipment is offered as either modules or systems. Modules are discrete components such as robots and aligners, cryogenic pumps, chillers and vacuum gauges, while systems are pre-integrated assemblies such as the cluster tool platform that may consist of a number of modules provided by us or other suppliers. We provide automation modules and systems for vacuum and atmospheric equipment as well as tool control software, mini-environment products, calibration and alignment products, and high-precision airflow controls primarily for the semiconductor industry. Other industries that we serve in this segment of the market include LCD and data storage. We use a common architecture in the design and production of systems and modules. Shared technologies and common software controls enable us to respond to changing industry demands, such as processing larger 300mm semiconductor wafers. Our Original Equipment Manufacturer (“OEM”) customers have the option of either buying individual modules from us and assembling their own systems in-house, or buying the entire automation system from us, pre-assembled, tested and certified from our factory. Also included in this segment is the assembly and manufacturing of customer designed automation systems, known as contract automation systems.

The major modules we offer for equipment are vacuum robotics, atmospheric robotics, wet robotics and loadport modules.

Vacuum modules include:

•	MagnaTran 7, a family of robots used in vacuum processes such as CVD, PVD and etch;

•	VacuTran, the legacy vacuum robot product line; and

•	MagnaTran 8, a new family of robots that addresses the needs of specific customers.

Vacuum pumping components and systems include:

•	CTI-Cryogenics cryopumps and systems;

•	On-Board monitoring and control systems; and

•	Turbo Plus® waterpumps and Turbopumps

Vacuum measurement components and systems include:

•	STABL-ION®, CONVECTRON® and MICRO-ION components and systems; and

•	Vacuum gauging products that are integrated into analytical instruments such as mass spectrometers

Our atmospheric robot modules include:

•	Razor, a new 2- and 3-FOUP trackless robot;

•	Reliance, a family of 3-, 4-, and 5-axis robots; and

•	407, a legacy atmospheric robot with a large installed base of customers.

We have introduced a new generation of atmospheric automation products to replace the current atmospheric product offerings, the culmination of an extensive R&D program the past 2 years. These new products were developed using a product life cycle management process designed to meet goals for performance, manufacturability, cost, reliability and support.

We also offer modules for wet processing, i.e., processes that utilize liquid chemicals such as acid baths for removing material from wafer surfaces, developers for photoresist and cleaning stations. The products we offer include:

•	AquaTran 7 wet robot; and

•	Reliance 8, a new family of wet robots for CMP.

Modules for LCD process tools include:

•	MagnaTran 70 series vacuum robots for Gen3, Gen4 and Gen5 glass technologies; and

•	DLX and SLX vacuum robots for Gen6 and Gen7 technologies.

Also within the category of modules sold to OEMs are 300mm FOUP loadports. Our loadport modules include:

•	Vision, a new software-configurable 300mm loadport with touch-screen LCD;

•	FixLoad 6M, a 300mm loadport; and

•	SMIFLoad, a 200mm SMIF loadport.

Vacuum systems for semiconductor manufacturing that we offer include:

•	Gemini Express, a platform for vacuum cluster tools;

•	InLine Express, a platform for linear, or in-line, tool configurations;

•	Marathon Express, our legacy cluster tool platform; and

•	We have also introduced our next generation of vacuum systems, including the Marathon Express 2, or M2, line of products.

Atmospheric systems we offer include:

•	Jet, a new EFEM designed for fast setup and easy integration;

•	Fab Express, an EFEM for 300mm and 200mm wafer sizes;

•	Atmospheric Express, a controlled environment atmospheric cluster tool for 200mm and smaller wafers; and

•	Custom systems, typically a customer-designed system with our modules.

For the LCD market, our systems offerings include:

•	Hercules Express, a cluster tool platform; and

•	Bali 400, an EFEM for LCD process tools.

Lithography automation solutions for reticle inspection, storage and management include:

•	Guardian Bare Reticle Stocker for storing reticles; and

•	Zaris, our reticle sorting, cleaning and macro-inspection tool.

We provide 200mm SMIF products directly to factory customers, including:

•	ErgoSpeed II loadport for 200mm SMIF that complements a number of other SMIF products that we provide to our customers;

•	Hermos RF readers for RFID applications;

•	IRIDnet, a tracking system utilizing infra-red technology; and

•	Custom mini-environments and tool enclosures.

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

Our software also provides the capabilities to tie fab software systems into the enterprise and supply chain with planning and logistics software applications. We provide business system integration modules to provide integration between our manufacturing applications and business systems from SAP and Oracle. Real-time dispatching and factory scheduling applications can be used to drive manufacturing according to a customer’s best practices. Automation and job management functions help to control manufacturing workflow and automate decision-making across multiple computer integrated manufacturing systems. Simulation software allows manufacturers to model and analyze the use and performance of their tools, systems and overall manufacturing environment.

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

Customers

We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. Our customers also include companies who are in the LCD, data storage and other similar industries. As a result of the Helix acquisition, certain products are sold to non-semiconductor customers in imaging and coating and analytic instruments. We have major customers in the United States, Europe and Asia. We expect international revenues to continue to represent a significant percentage of total revenues. Our industry is seeing an increasing business shift to Asia. See Note 16, “Segment and Geographic Information” of Notes to the Consolidated Financial Statements for further discussion of our sales by geographic region and revenue, income and assets by financial reporting segment. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to foreign operations.

Relatively few customers account for a substantial portion of our revenues, with the top twenty customers accounting for approximately 55% of our business in fiscal 2006. We do not have any single customer who makes up more than ten percent of our overall revenue for the year.

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

Our marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, and publication of press releases and articles in business and industry publications. To enhance communication and support, particularly with our international customers, we maintain sales and service centers in the United States, China, Japan, South Korea, Taiwan, Singapore, Malaysia, the United Kingdom, France and Germany. These facilities, together with our headquarters, maintain local support capability and demonstration equipment for customers to evaluate. Customers are encouraged to discuss the features and applications of our demonstration equipment with our engineers located at these facilities.

We provide services to assist customers through our global customer support organization, including the installation of hardware products, software implementation, product training, consulting and sustaining on-site support. We strive to provide world-class support to our customers to help make them successful users of our products through:

•	Service contracts, including multi-year agreements;

•	Fixed price repair programs;

•	Diagnostic and predictive maintenance support;

•	Telephone technical support;

•	Direct training programs;

•	User symposia and seminars; and

•	Operating manuals and other technical support information for our products.

We maintain spare parts inventories in regional hubs to enable our personnel to serve our customers and to service our products more efficiently.

We provide an extensive range of global support and system monitoring services that are designed to lower the total costs of ownership for our customers. We increase our customers’ system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers’ installed base of production tools through upgrades and other services. Our service offerings include TrueBlue Service Agreements, GUTS® (Guaranteed Up Time Support) customer response system and GOLDLink® (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the system performance of our customers’ production tools. The GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.

Competition

Hardware

The semiconductor fabs and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The majority of equipment automation is still done in-house by OEMs. As a result, we believe that our primary opportunity in this area is from the larger semiconductor OEMs that currently satisfy their substrate handling needs in-house rather than by purchasing them from an external supplier such as us. For example, Applied Materials, the leading process equipment OEM, develops and manufactures a majority of its own central vacuum wafer handling systems and vacuum modules. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihen, Daikin and Rorze. Also, contract manufacturing companies such as Sanmina, FoxSemicon, and Flextronics are beginning to offer assembly and manufacturing services to the OEM companies. Our competitors among vacuum subsystems suppliers include Sumitomo Heavy Industries (SHI), Genesis, MKS instruments and Inficon.

Atmospheric tool automation is more outsourced with a number of competitors due to the low barriers to entry. We compete directly with other equipment automation suppliers of atmospheric modules and systems such as Asyst, Hirata, Kawasaki, Rorze, Sankyo, TDK and Shinko. Contract manufacturers are also providing assembly and manufacturing services for atmospheric systems, mainly Flextronics.

Brooks has a significant share of the market for vacuum cryogenic pumps and faces only a few competitors such as SHI (Sumitomo Heavy Industries) and Genesis. The measurement gauge market is more fragmented with a variety of competitors that include MKS Instruments.

We believe our customers will purchase our equipment automation products and vacuum subsystems as long as we continue to provide the necessary throughput, reliability, contamination control and accuracy for their advanced processing tools at an acceptable price point. We believe that we have competitive offerings with respect to all of these factors; however, we cannot guarantee that we will be successful in selling our products to OEMs who currently satisfy their automation needs in-house or from other independent suppliers, regardless of the performance or the price of our products.

In addressing the Asian markets, we may be at a competitive disadvantage to local suppliers. We are seeking to improve our competitive position by establishing stronger local capabilities, such as the YBA joint venture in Japan and more material sourcing in China.

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

In advanced fabs, a greater burden is placed on software and implementation of increasingly complex automation applications, resulting in a critical need for integration of many different software and hardware components. We cooperate with large organizations such as IBM, SAP and Hewlett Packard to deliver complete solutions for customers. When we subcontract our products and services to another company, our ability to win business may be highly dependent on the success of the prime contractor with whom we have partnered.

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

Manufacturing

Manufacturing is one of our core competencies. Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of our products. Our two major manufacturing facilities in Chelmsford, Massachusetts and Kiheung, Korea are ISO 9001 certified. Additionally we have a facility in Jena, Germany whose purpose is to perform integration and final testing of our products for the European market. We acquired additional manufacturing facilities in Mansfield, Massachusetts, Longmont, Colorado and Petaluma, California in connection with the acquisition of Helix. We also acquired additional manufacturing facilities in Gresham, Oregon in connection with the acquisition of Synetics.

We utilize a just-in-time manufacturing strategy, based on the concepts of demand flow technology, for a large portion of our manufacturing process. We believe that this strategy coupled with the outsourcing of non-critical components such as machined parts, wire harnesses, PC boards, etc. reduces fixed operating costs, improves working capital efficiency, reduces manufacturing cycle times and improves flexibility to rapidly adjust our production capacities. While we often use single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, we believe that these parts and materials are readily available from other supply sources. We are currently focusing our efforts in implementing global low-cost sourcing and manufacturing strategies, specifically in Asia.

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

We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program. We cannot guarantee that any patent obtained will provide protection or be of commercial benefit to us. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2006, we have obtained 338 United States patents and had 108 United States patent applications pending on our behalf. In addition, we have obtained 374 foreign patents and had 388 foreign patent applications pending on our behalf. Our United States patents expire at various times through April 2022. We cannot guarantee that our pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to ours. These patent applications may have priority over patent applications filed by us.

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

We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ’166 patent, and 5,097,421, or the ’421 patent. Asyst later withdrew its claims related to the ’166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ’421 patent. However, Asyst appealed the adverse judgment and the Court of Appeals for the Federal Circuit. In its decision on that appeal the Court of Appeals affirmed a portion of the District Court’s grant of summary judgment in favor of Jenoptik but also reversed another portion of that judgment and reinstated one of Asyst’s other claims. On the basis of that order and the claim construction guidance furnished by the Court of Appeals, the District Court issued an order granting summary judgment in favor of Asyst on one of its infringement claims against Jenoptik. Jenoptik has appealed that order, and that appeal is currently pending before the Court of Appeals for the Federal Circuit. In addition, the District Court has set a January 2007 trial date on the question of the validity of the Asyst claim upon which summary judgment was granted in Asyst’s favor.

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

On August 29, 2006, we acquired a portfolio of semiconductor-related patents from Newport Corporation, consisting of 16 registered United States patents, one United States pending patent application, three registered non-U.S. patents, and 11 non-U.S. pending patent applications. The transferred patents are subject to certain non-exclusive licenses previously granted by Newport Corporation. In consideration for this portfolio, we paid Newport Corporation the sum of $3 million.

Backlog

Backlog for our products as of September 30, 2006, totaled $181.4 million as compared to $87.2 million at September 30, 2005. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog for our hardware segment and software segment was $152.6 million and $28.8 million, respectively, at September 30, 2006. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Employees

At September 30, 2006, we had approximately 2,400 employees as compared to 1,800 employees at September 30, 2005. The net increase is reflective of the Company’s acquisition of Helix Technology Corporation in October 2005 and Synetics Solutions Inc. in June 2006. We believe our future success will depend in large part on our ability to attract and retain highly skilled employees.

Approximately 80 employees in our Jena, Germany facility are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Gartner Information

Information contained in this annual report on Form 10-K attributable to Gartner, Gartner Dataquest or Dataquest as reflected in their 2005 Semiconductor Manufacturing Equipment Market Share Analysis published in April 2006 represents Gartner’s estimates and we make no representation as to the accuracy or completeness of this information.

Item 1A.  Risk Factors

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

We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst, Camstar, Genesis, IBM, Inficon, Kawasaki, MKS Instruments, Rorze, Sankyo, SHI, Shinko and TDK and other smaller, regional companies. We also endeavor to sell products to OEM manufacturers, such as Applied Materials, Novellus, KLA-Tencor and TEL, that also satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

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

Our success is dependent on our ability to respond to the rapid rate of technological change present in the semiconductor manufacturing industry. The success of our product development and introduction depends on our ability to:

•	accurately identify and define new market opportunities and products;

•	obtain market acceptance of our products;

•	timely innovate, develop and commercialize new technologies and applications;

•	adjust to changing market conditions;

•	differentiate our offerings from our competitors’ offerings;

•	obtain intellectual property rights;

•	continue to develop a comprehensive, integrated product and service strategy;

•	properly price our products and services; and

•	design our products to high standards of manufacturability such that they meet customer requirements.

If we cannot succeed in responding in a timely manner to technological and/or market changes or if the new products that we introduce do not achieve market acceptance, we could lose our competitive position which could materially harm our business and our prospects.

The global nature of our business exposes us to multiple risks.

For the fiscal year ended September 30, 2006, approximately 41% of our revenues were derived from sales outside North America, while approximately 48% of our revenues in fiscal 2005 were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

We acquired Helix effective October 26, 2005 and Synetics effective June 30, 2006. In addition we have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:

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

The planned divestiture of the Brooks Software Division could adversely affect our business or our financial results.

On November 3, 2006, we entered into an agreement to sell the assets of the Brooks software Division (the “Division”) to Applied Materials, Inc. (“Applied”) pending the completion of necessary regulatory approvals. If those approvals are not obtained and the transaction is not completed, the business of the Division could be adversely affected by a loss of customer confidence, a reduction in employee morale and a reduction in revenue. If the sale of the Division is completed, the removal of the Division from Brooks could have an adverse effect on our relationship with customers to whom we have sold both hardware and software products, and the loss of the revenue associated with the Division and the associated profits could adversely affect both our financial results and our ability to diminish the impact on our business of the cyclical nature of the semiconductor manufacturing industry.

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

On May 16, 2006, the Securities and Exchange Commission notified us that it had commenced an informal inquiry into certain stock option grants and accounting practices. Subsequently, we have been informed that the informal inquiry has been converted into a formal inquiry, and we have received a subpoena from the SEC requesting, among other things, all documents relating to stock options available for exercise after January 1, 1999. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors has not resolved the pending SEC investigation into our past practices with respect to equity incentives. The resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated.

On May 19, 2006, we received a grand jury subpoena from the United States Attorney for the Eastern District of New York (the “US Attorney”) requesting all documents relating to stock option grants between 1995 and the present and documents concerning the restatement of our financial statements. Responsibility for this investigation was subsequently assumed by the United States Attorney for the District of Massachusetts, and we have received a subpoena from that office requesting, among other things, similar documents relating to option grants. The investigation remains ongoing and we are fully cooperating with the US Attorney. We cannot predict when this inquiry will conclude or its eventual outcome. The uncertainty associated with this investigation into our accounting practices and the restatement of our financial statements could seriously harm our business, financial condition and reputation.

We face litigation risks relating to our past practices with respect to equity incentives that could have a material adverse effect on the Company.

Several lawsuits, including both putative securities class actions and shareholder derivative actions, have been filed against us, our directors and officers and certain of our former directors and officers relating to our past practices with respect to equity incentives. See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings. We are and may in the future be subject to other litigation arising in the normal course of our business. These actions are in the preliminary stages, and their ultimate outcome may have a material adverse effect on our business, financial condition and results of operations. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expense and the continued diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Some or all of the amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 43%, 44% and 39% of our total revenues in the fiscal years ended September 30, 2006, 2005 and 2004, respectively. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2006 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than a significant deficiency. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls on an ongoing basis in fiscal 2007 for any deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

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

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2005 through the end of fiscal year 2006, our stock price fluctuated between a high of $18.73 per share and a low of $10.61 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

The Financial Accounting Standards Board (FASB) issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. These expenses have been incorporated into our financial statements beginning in the quarter ending December 31, 2005. Our stock-based compensation cost, which reflects the adoption of Statement 123R, was $8.3 million in fiscal 2006. In future periods, stock-based compensation cost could have a material effect on our net income as a result of Statement 123R, and could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before September 30, 2006 and remain unresolved.

Item 2.	Properties

Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We have a lease on a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing, R&D hardware and software	295,000	Owned
Chelmsford, Massachusetts	Manufacturing, training and warehouse	93,000	October 2014
Jena, Germany	Manufacturing, R&D hardware, sales, support and training (4 buildings)	38,700	Several leases with terms that end through July 2009
Salt Lake City, Utah	R&D software and training	33,500	September 2011
San Jose, California	Sales & support and R&D hardware	55,600	January 2010
Gresham, Oregon	Manufacturing and R&D hardware	154,800	December 2010
Petaluma, California	Manufacturing and R&D hardware	77,300	December 2007
Kiheung, South Korea	Manufacturing, R&D hardware and sales & support	63,000	November 2015
Phoenix, Arizona	R&D software	19,500	Owned
Mansfield, Massachusetts	Manufacturing and R&D hardware	80,000	December 2006
Longmont, Colorado	Engineering, manufacturing and R&D hardware	60,900	February 2015

Our hardware segment utilizes the facilities in Massachusetts, California, Colorado, Oregon, South Korea, and Germany. Our software segment utilizes facilities in Massachusetts, Utah and Arizona.

We maintain additional sales, support, service, and training offices in the United States (Florida, North Carolina, Pennsylvania and Texas), in Toronto, Canada and overseas in Europe (France, Germany and UK), as well as in Asia (Japan, China, Malaysia, Singapore, South Korea, India and Taiwan) and the Middle East (Israel).

We currently sublease a total of 188,700 square feet of space previously exited as a result of our various restructuring activities. Another 122,300 of square feet of mixed office and manufacturing/research and development space located in Massachusetts is not in use and unoccupied at this time. We are actively exploring options to sublease, sell or negotiate an early termination agreement on this vacant property.

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

ITI Lawsuit

On or about April 21, 2005, we were served with a third-party complaint seeking to join us as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). In the lawsuit (the “ITI Lawsuit”), ITI claimed that Motorola and Freescale had infringed a U.S. patent that ITI asserted covers processes used to model a semiconductor manufacturing plant. ITI asserted that we had induced and contributed to the infringement of the patent. Subsequently Intel Corporation (“Intel”) filed a lawsuit against ITI seeking a declaratory judgment that Intel had not infringed and was not infringing the patent (the “Intel Lawsuit”) and notified us that Intel believed that we had an indemnification obligation to Intel, but that, at that time, Intel was not seeking to have those obligations determined and enforced in the Intel Lawsuit.

Freescale alleged that we had a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of our AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the ITI Lawsuit brought by ITI.

Pursuant to an agreement executed on April 28, 2006, we settled and concluded with ITI and the other parties all of the matters that were or might have been raised in this litigation. In exchange for a cash payment, the settlement affords a license, releases and covenants from ITI not to sue us, the other parties named above, and all users of certain of our factory modeling software products such as the “Autosched” product. The Intel Lawsuit was also dismissed as a result of this settlement. In addition, we settled the claim for indemnification brought against us by Freescale by the payment to Freescale of $400,000 to defray a portion of the legal expenses borne by Freescale in the defense of the ITI litigation.

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

Regulatory Proceedings

On May 12, 2006, we announced that the Company had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to us in connection with an informal inquiry by that office regarding a loan we previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, we were informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to the Company and to the Special Committee, which had previously been formed on March 8, 2006, requesting documents related to the Company’s stock option grant practices and to the loan to Mr. Therrien.

On May 19, 2006, we received a grand jury subpoena from the United States Attorney (the “DOJ”) for the Eastern District of New York requesting documents relating to stock option grants. Responsibility for the DOJ’s investigation was subsequently assumed by the United States Attorney for the District of Massachusetts. On June 22, 2006 the United States Attorney’s Office for the District of Massachusetts issued a grand jury subpoena to us in connection with an investigation by that office into the timing of stock option grants by us and the loan to Mr. Therrien mentioned above.

The Company is cooperating fully with the investigations being conducted by the SEC and the DOJ.

Private Litigation

On May 22, 2006, a derivative action was filed nominally on our behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al.  The Defendants named in the complaint are: A. Clinton Allen, Director of the Company; Roger D. Emerick, former Director of the Company; Edward C. Grady, Director, President and CEO of the Company; Amin J. Khoury, former Director of the Company; Joseph R. Martin, Director of the Company; John K. McGillicuddy, Director of the Company; and Robert J. Therrien, former Director, President and CEO of the Company.

On May 26, 2006, a derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on our behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al. The Defendants named in the complaint are: Mr. Grady; Mr. Allen; Mr. Emerick; Mr. Khoury; Robert J. Lepofsky, Director of the Company; Mr. Martin; Mr. McGillicuddy; Krishna G. Palepu, Director of the Company; Alfred Woollacott, III, Director of the Company; Mark S. Wrighton, Director of the Company; and Marvin Schorr, Director Emeritus of the Company.

On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, and Thomas S. Grilk, Secretary and General Counsel of the Company, current Officers of the Company; Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael W. Pippins and Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants have served motions to dismiss the Consolidated Shareholder Derivative Complaint.

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

The District Court issued an Order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006; the Defendants named therein are: Mr. Allen, Mr. Grady, Mr. Lepofsky, Mr. Martin, Mr. McGillicuddy, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Woodbury, Mr. Therrien, Mr. Emerick, Mr. Khoury, and Mr. Werner. The Consolidated Verified Shareholder Derivative Complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and seeks, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, Plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. The Defendants have filed motions to dismiss the Consolidated Verified Shareholder Derivative Complaint and to Stay this action pending the outcome of motions to dismiss in the state derivative action described above.

On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al. The defendants in this action are: the Company; Mr. Therrien; Ellen Richstone, the Company’s former Chief Financial Officer; Mr. Emerick; Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against us and the individual defendants; Section 20(a) of the Exchange Act against the individual defendants; Section 11 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; Section 12 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; and Section 15 of the Securities Act against Messrs. Grady, Woodbury, Emerick, Khoury and Therrien. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. The Defendants have filed motions to dismiss the Leech complaint.

On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. As of this date, the Company has not been served with the complaint. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. Competing plaintiffs and their counsel have moved for consolidation with the Leech action described above, and for appointment as lead counsel.

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of the Company, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The Complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. Defendants have filed motions to dismiss.

We are aware of additional proposed class actions, posted on the websites of various law firms. We are not yet aware of the filing of any such actions and have not been served with a complaint or any other process in any of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the Nasdaq National Market:

	High	Low

Fiscal year ended September 30, 2006
First quarter	$13.74	$11.70
Second quarter	17.65	12.72
Third quarter	14.85	11.00
Fourth quarter	14.14	10.61
Fiscal year ended September 30, 2005
First quarter	$18.26	$13.48
Second quarter	18.73	14.38
Third quarter	16.21	12.86
Fourth quarter	16.60	13.00

Number of Holders

As of November 30, 2006, there were 1,262 holders on record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current policy is to retain all of our earnings to finance future growth. In addition, we have never declared or issued any stock dividends on our capital stock and do not plan to issue any stock dividends in the foreseeable future.

Issuance of Unregistered Common Stock

Not applicable.

Issuer’s Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2006.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2006(4)(7)	2005(4)	2004(4)	2003(1)(2)(4)(5)	2002(3)(4)(6)
	(In thousands, except per share data)

Revenues	$692,870	$463,746	$535,053	$340,092	$300,538
Gross profit	$244,784	$160,136	$199,666	$95,211	$63,681
Income (loss) from continuing operations before income taxes and minority interests	$29,907	$(2,751)	$32,398	$(194,806)	$(637,491)
Income (loss) from continuing operations	$25,841	$(8,096)	$24,134	$(199,926)	$(732,222)
Net income (loss)	$25,930	$(11,612)	$14,659	$(203,024)	$(738,637)
Basic earnings (loss) from continuing operations per share	$0.36	$(0.18)	$0.56	$(5.44)	$(28.37)
Diluted earnings (loss) from continuing operations per share	$0.36	$(0.18)	$0.55	$(5.44)	$(28.37)
Shares used in computing basic earnings (loss) per share	72,323	44,919	43,006	36,774	25,807
Shares used in computing diluted earnings (loss) per share	72,533	44,919	43,573	36,774	25,807

	As of September 30,
	2006	2005	2004	2003	2002
	(In thousands)

Total assets	$992,577	$624,080	$671,039	$493,245	$657,497
Working capital	$252,633	$168,231	$294,137	$135,156	$176,338
Current portion of long-term debt and other obligations	$11	$12	$11	$98	$8
Subordinated notes due 2008	$—	$175,000	$175,000	$175,000	$175,000
Other long-term debt (less current portion)	$2	$2	$14	$25	$177
Stockholders’ equity	$799,134	$309,835	$312,895	$162,830	$308,235

	Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$127,175	$169,177	$186,195	$210,323
Gross profit	$36,934	$59,740	$71,483	$76,627
Income (loss) from continuing operations	$(11,752)	$4,354	$17,158	$16,081
Basic earnings (loss) from continuing operations per share	$(0.18)	$0.06	$0.23	$0.22
Diluted earnings (loss) from continuing operations per share	$(0.18)	$0.06	$0.23	$0.22

	Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$117,233	$129,454	$113,760	$103,299
Gross profit	$41,086	$43,297	$39,523	$36,230
Income (loss) from continuing operations	$(1,404)	$(274)	$1,260	$(7,678)
Basic earnings (loss) from continuing operations per share	$(0.03)	$(0.01)	$0.03	$(0.17)
Diluted earnings (loss) from continuing operations per share	$(0.03)	$(0.01)	$0.03	$(0.17)

(1)	Amounts include results of operations of Microtool, Inc. (acquired October 9, 2002) for the periods subsequent to its acquisition.

(2)	Amounts include our share of the results of operations of Brooks Switzerland in accordance with the equity method of accounting.

(3)	Amounts include results of operations of Hermos Informatik GmbH (acquired July 3, 2002); PRI Automation, Inc. (acquired May 14, 2002); Intelligent Automation Systems, Inc. and IAS Products, Inc. (acquired February 15, 2002); Fab Air Control (acquired December 15, 2001); the Automation Systems Group of Zygo Corporation (acquired December 13, 2001); Tec-Sem A.G. (acquired October 9, 2001) and General Precision, Inc. (acquired October 5, 2001) for the periods subsequent to their respective acquisitions.

(4)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division, previously reported as the Company’s “Other” reportable segment, which was reclassified as a discontinued operation in June 2005.

(5)	Amounts include $40.0 million for asset impairments.

(6)	Amounts include $474.4 million for asset impairments and $106.7 million for deferred tax write-offs.

(7)	Amounts include results of operations of Helix Technology Corporation (acquired October 26, 2005) and Synetics Solutions Inc. (acquired June 30, 2006) for the periods subsequent to their respective acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements such as estimates of future revenue, gross margin, and expense levels as well as the performance of the semiconductor industry as a whole. Such factors include the “Risk Factors” set forth in Part I, Item 1A. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

Overview

We are a leading supplier of automation products and solutions primarily serving the worldwide semiconductor market. We supply hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. We are a technology and market leader with offerings ranging from individual hardware and software modules to fully integrated systems as well as services to install and support our products world-wide. Although our core business addresses the increasingly complex automation requirements of the global semiconductor industry, we also provide automation solutions for a number of related industries, including flat panel display manufacturing, data storage and other complex manufacturing.

We operate in two segments: hardware and software.

The hardware segment provides a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Within the hardware segment, there are four businesses consisting of automation hardware products, vacuum products and subsystems, customer-designed automation and the global customer service organization. The automation hardware products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments that are sold to equipment manufacturers. The Company also provides hardware directly to fabs including equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Another line of business includes the vacuum products and subsystems acquired from Helix that include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum, and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Additionally, the Company leverages its domain knowledge and manufacturing expertise to build customer-designed automation systems, or contract automation systems, in a program designed to help customers outsource their automation. This assembly and manufacturing capability was a core competency of Synetics Solutions, and these offerings have been combined under the line of business managed by the former Synetics enterprise. The primary customers for these solutions are manufacturers of process equipment. Finally, the global customer service offerings provide customers with support for all our hardware offerings.

The software segment addresses the need for production management systems driven by the extensive tracking and tracing requirements of the semiconductor industry. At the core of these production systems is the manufacturing execution system (“MES”) that is primarily responsible for tracking the movement of production wafers in a fab, and managing the data and actions for every wafer, equipment, operator and other resources in the fab. These mission-critical systems provide real time information primarily to production operators, supervisors and fab managers. We provide other important software applications to meet the critical requirements of the fab, such as real time dispatching and scheduling, equipment communications, advanced process control, material control for the AMHS, activity execution and control, automated maintenance management of equipment, and other applications. Customers often purchase more than one of these software products from Brooks for a single fab, often driving the need for consulting and integration services. Our software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. These software products and services are also used in many similar manufacturing industries as semiconductor, including flat panel display, data storage, and electronic assembly.

We are currently focusing our major efforts in the following aspects of our business:

•	Implementing global low-cost sourcing and manufacturing strategies, specifically in Mexico and Asia;

•	Expanding our global customer service business;

•	Sustaining our ability to meet our customers’ requirements on a timely basis;

•	Successfully operating our newly-formed joint venture in Japan with Yaskawa;

•	Continuing to integrate Helix and Synetics into our operations, systems, processes and controls;

•	Expanding our sales of equipment automation products to process tool manufacturers that currently produce automation equipment internally;

•	Continuing to develop our customer designed automation (“CDA”) business with process tool manufacturers;

•	Greater expansion of our hardware products into the China market;

•	Improving the efficiency of our internal information and business systems, which could result in the upgrade or replacement of certain applications; and

•	Continuing to evaluate on an opportunistic basis whether new acquisitions of or alliances with other companies would be beneficial to our business and shareholders.

In fiscal 2006, our total revenues increased 49.4% to $692.9 million from the prior year compared to a 13.3% decline in fiscal 2005. This increase is primarily due to the additional revenues related to our acquisitions of Helix Technology Corporation and Synetics Solutions Inc., along with higher industry demand for semiconductor capital equipment in fiscal 2006. Our revenue by segment for fiscal 2006 and 2005 is as follows (in thousands):

	For the Year Ended September 30,
	2006		2005

Hardware	$607,494	87.7%	$369,778	79.7%
Software	85,376	12.3%	93,968	20.3%

	$692.870	100.0%	$463,746	100.0%

Our hardware segment revenues increased 64.3% from the prior year to $607.5 million. This increase is primarily attributable to the additional revenues related to our Helix and Synetics acquisitions along with higher demand for semiconductor capital equipment during fiscal year 2006. Our software segment revenues decreased 9.1% from the prior year to $85.4 million. The decrease is primarily attributable to lower market demand for our software products. We expect fiscal 2007 total hardware revenues to increase over 2006 due to the inclusion of Helix and Synetics for a full year, although there are indications that demand for semiconductor capital equipment may soften in the later half of fiscal 2007.

Gross margins increased to 35.3% for fiscal 2006 from 34.5% in the prior year. The increase is primarily attributable to higher overhead absorption due to higher sales volumes, improved product mix and the result of various cost reduction measures. We expect our gross margins to continue to increase in the near term as a result of new product introductions and material cost reduction initiatives.

We recorded income from continuing operations of $25.8 million or $0.36 per diluted share in fiscal 2006 compared to a loss from continuing operations of $8.1 million or $0.18 per diluted share in fiscal 2005. This improvement is the result of higher revenues and gross margins, lower restructuring charges and higher interest income. We generated $65.2 million of cash from operations in fiscal year 2006, compared to a cash flow from operations of $31.1 million in fiscal 2005. At September 30, 2006, we had cash, cash equivalents and marketable securities aggregating $191.4 million.

Recent Developments

On July 11, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helix Technology Corporation (“Helix”), a Delaware corporation and Mt. Hood Corporation (“Mt. Hood”), a newly-formed Delaware corporation and a direct wholly-owned subsidiary of the Company. This acquisition closed on October 26, 2005. Under the terms of the Merger Agreement, Mt. Hood merged (the “Merger”) with and into Helix, with Helix continuing as the surviving corporation. Each share of Helix common stock, par value $1.00 per share, other than shares held by Helix as treasury stock and shares held by the Company or Mt. Hood, was cancelled and extinguished and automatically converted into 1.11 (“Exchange Ratio”) shares of the Company’s common stock. In addition, we assumed all options then outstanding under Helix’s existing equity incentive plans, each of which is now exercisable into a number of shares of the Company’s common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Helix acquisition is valued at approximately $458.1 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million, and cash of $10.2 million. This transaction qualified as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. Helix was a leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. The acquisition of Helix enables us to better serve our current market, increase our addressable market, reduce the volatility that both businesses have historically faced and position us to enhance our financial performance.

On May 8, 2006 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (“Synetics”). We completed our acquisition of Synetics from Yaskawa Electric Corporation (“Yaskawa”), a corporation duly organized and existing under the laws of Japan, through a merger that became effective as of June 30, 2006. Synetics provides customized manufacturing solutions for the North American semiconductor equipment industry. The Synetics acquisition is valued at $50.2 million consisting of a $28.6 million cash payment to Yaskawa, repayment of outstanding debt of $19.9 million and transaction costs of $1.7 million.

Also on May 8, 2006, we entered into Joint Venture Agreement (the “Agreement”) with Yaskawa to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc.( “YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. YBA began operations on September 21, 2006.

On November 3, 2006, we entered into a definitive agreement to sell our Software Division to Applied Materials for $125 million. We expect to close this transaction during the second fiscal quarter of 2007. We are selling our software division in order to focus on our core semiconductor-related hardware businesses. We expect to operate in one segment, hardware, in fiscal 2007. We expect to recognize a gain on disposal of the software division and to reclassify this division as discontinued operations in fiscal 2007.

Related Parties

On June 11, 2001, we appointed Joseph R. Martin to our Board of Directors. Mr. Martin served as a director of Fairchild Semiconductor International, Inc. (“Fairchild”), one of our customers, until May 3, 2006. Accordingly, Fairchild is considered a related party for the period from June 11, 2001 through May 3, 2006. Revenues from Fairchild from October 1, 2005 to March 31, 2006 were approximately $205,000 and for the years ended September 30, 2005 and 2004 were approximately $319,000, and $409,000, respectively. The amounts due from Fairchild included in accounts receivable at March 31, 2006 and September 30, 2005 were $40,000 and $33,000, respectively.

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

Revenue from product sales that do not include significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. In the limited situations where the arrangement contains extended payment terms, revenue is recognized as the payments become due. Shipping terms are customarily FCA shipping point. Amounts charged to customers for costs incurred for shipping and handling are credited to cost of revenues where the associated costs are charged. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.

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

We have elected to perform our annual goodwill impairment testing as required under FAS 142 on September 30 of each fiscal year. During this process estimates of revenue and expense were developed for each of our segments and as a whole based on internal as well as external market forecasts. Our analyses indicated no impairment of the goodwill in fiscal 2006 or fiscal 2005. In fiscal 2004, we determined that the implied fair value of the goodwill associated with the SELS division was $7.4 million less than its book value and recorded a charge to write-down the value of this goodwill in the fourth quarter. This charge has been recorded as a component of the loss from discontinued operations of $9.5 million for fiscal year 2004.

Accounts Receivable

We record trade accounts receivable at the invoiced amount. Trade accounts receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by customer. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Stock-Based Compensation

Prior to October 1, 2005, our employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the measurement date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148”), for fixed stock-based awards to employees.

On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase 1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options resulted in a charge based on generally accepted accounting principles of approximately $1.0 million. We took this action because it produced a more favorable impact on our results from operations in light of the effective date of SFAS 123R, which took place in our first fiscal quarter of 2006.

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

Year Ended September 30, 2006, Compared to Year Ended September 30, 2005

Revenues

We reported revenues of $692.9 million for the year ended September 30, 2006, compared to $463.7 million in the previous year, a 49.4% increase. The increase reflects the additional revenues of $183.3 million and $23.7 million related to the Helix and Synetics acquisitions respectively, along with higher revenues related to our legacy Brooks hardware segment of $30.8 million due to higher demand for semiconductor capital equipment experienced in fiscal 2006, offset by lower revenues from our software segment of $8.6 million. The decrease in our software revenues is reflective of reduced demand for software products and tailored software projects from the prior year.

Our hardware segment reported revenues of $607.5 million in the year ended September 30, 2006, an increase of 64.3% from the prior year. This increase reflects the additional revenues of $183.3 million and $23.7 million related to the Helix and Synetics acquisitions respectively, along with higher revenues related to our legacy Brooks hardware segment of $30.8 million due to higher demand for semiconductor capital equipment experienced in fiscal 2006.

Our software segment reported revenues of $85.4 million, a 9.1% decrease from $94.0 million in the prior year. The decrease is primarily attributable to lower software license sales of $2.6 million driven by reduced market demand, along with lower revenues from tailored software services project of $6.7 million, offset by higher revenues of $0.7 million from software maintenance contracts.

Product revenues increased $176.2 million, or 52.1%, to $514.3 million, in the year ended September 30, 2006, from $338.1 million in the previous year. This increase is attributable to additional revenues of $133.1 million and $22.7 million related to the Helix and Synetics acquisitions respectively, along with higher revenues of legacy Brooks hardware of $23.0 million due to increased demand for semiconductor capital equipment in fiscal 2006, offset by lower software license revenues of $2.6 million reflective of industry trends of decreased demand for software products in fiscal 2006. Product revenues associated with our hardware segment increased by 57.7% from fiscal 2005 levels, while product revenues from our software segment decreased by 9.2%. Service revenues increased $52.9 million, or 42.1%, to $178.6 million. This increase is attributable to additional revenues of $50.2 million and $1.0 million related to the Helix and Synetics acquisitions respectively, along with higher revenues of legacy Brooks hardware services of $7.7 million due to higher demand for spares and additional revenues from new service contracts, offset by lower software services revenues of $6.0 million primarily due to reduced activity on tailored software projects.

Revenues outside the United States were $283.3 million, or 40.9% of total revenues, and $223.1 million, or 48.1% of total revenues, in the years ended September 30, 2006 and 2005, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

Deferred revenue of $26.1 million at September 30, 2006 consisted of $13.2 million related to deferred maintenance contracts and $12.9 million related to revenues deferred for percentage-of-completion method arrangements and contracts awaiting final customer acceptance.

Gross Margin

Gross margin increased to $244.8 million or 35.3% for the year ended September 30, 2006, compared to $160.1 million or 34.5% for the previous year. This overall increase in gross margin reflects the additional gross margin from the Helix acquisition of $55.8 million, plus the additional gross margin from the Synetics acquisition of $4.2 million, plus higher gross margin of $26.9 million associated with the legacy Brooks hardware segment from higher revenues, better overhead absorption and improved product mix, offset by reduced gross margin of $2.2 million associated with the legacy Brooks software segment from lower revenues. The overall increase in the gross margin percentage reflects the impact of cost reduction initiatives, favorable product mix, and greater overhead absorption associated with the legacy Brooks hardware and software businesses along with slightly higher margins associated with the Helix business, offset by the lower margins associated with Synetics business as well as the write-off of the inventory step-up totaling $11.6 million associated with Helix and Synetics acquisition and the amortization of completed technology associated with these acquisitions totaling $8.1 million in fiscal 2006.

Our hardware segment gross margin increased to $186.7 million or 30.7% in the year ended September 30, 2006, from $99.8 million or 27.0% in the prior year. This increase reflects the additional gross margin of $55.8 million related to the Helix acquisition, $4.2 million of additional gross margin related to the Synetics acquisition, along with higher margin on higher revenues from legacy Brooks hardware. The additional gross margin related to the Helix acquisition is net of a $11.2 million charge to write-off the step-up in inventory associated with the acquisition, a charge of $8.0 million for the amortization of completed technology acquired in the Helix transaction, and $1.3 million of additional costs incurred to bring our new Mexico manufacturing operations on line. The additional gross margin related to the Synetics acquisition is net of a $0.4 million charge to write-off the step-up in inventory associated with the acquisition, and a charge of $0.2 million for the amortization of completed technology acquired in the Synetics transaction. Our software segment’s gross margin for the year ended September 30, 2006, decreased to $58.1 million or 68.1%, compared to $60.4 million or 64.2% in the prior year. The decrease in gross margin is primarily attributable to lower software license sales, offset by reduced costs realized by our cost reduction program.

Gross margin on product revenues was $168.7 million or 32.8% for the year ended September 30, 2006, compared to $99.0 million or 29.3% for the prior year. The increase in product margins is primarily attributable to additional margin of $36.8 million related to the Helix acquisition, and $3.9 million of additional margin associated with the Synetics acquisition, along with higher margin from the legacy Brooks hardware products of $30.6 million, offset by lower margin from software products of $1.6 million.

Gross margin on service revenues was $76.1 million or 42.6% for the year ended September 30, 2006, compared to $61.1 million or 48.6% in the previous year. The increase is primarily attributable to incremental gross profit of $19.0 million, or 37.8%, from Helix customer support services, additional gross margin of $0.3 million from Synetics customer support services, offset by lower margin from legacy Brooks hardware-related services of $3.7 million and lower profit of $0.6 million on software-related services.

Research and Development

Research and development expenses for the year ended September 30, 2006, were $70.7 million, an increase of $7.6 million, compared to $63.1 million in the previous year. Research and development expenses decreased as a percentage of revenues, to 10.2%, from 13.6% in the prior year. The increase in absolute spending is primarily attributable to the additional spending of $9.3 million and $0.9 million related to the Helix and Synetics acquisition respectively, offset by lower spending in our legacy Brooks hardware and software businesses. The decrease in absolute legacy Brooks spending and the overall decrease in R&D spending as a percentage of revenue is the result of our continued efforts to control costs and focus our development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $141.0 million for the year ended September 30, 2006, an increase of $56.2 million, compared to $84.8 million in the prior year. Selling, general and administrative expenses increased as a percentage of revenues, to 20.4% in the year ended September 30, 2006, from 18.3% in the previous year. The increase in absolute spending is primarily attributable to the additional spending of $30.3 million and $2.0 million related to the Helix and Synetics acquisitions respectively, additional amortization of various intangible assets of $3.8 million and $0.4 million related to the Helix and Synetics acquisitions respectively, higher management incentive costs of $7.4 million, higher legal expenses of $2.6 million mostly associated with the ITI and Blueshift litigation matters, $4.8 million of additional costs incurred to conduct our review of prior years’ stock option compensation, and the $1.3 million write-off of the remaining depreciation of a sales management application recorded in the quarter ended December 31, 2005 which was phased out of use.

Restructuring and Acquisition-related Charges

We recorded a charge to operations of $5.3 million in the year ended September 30, 2006. This charge, which consists of $2.0 million of excess facilities charges primarily related to a vacant facility in Billerica Massachusetts due to a longer period than initially estimated to sub-lease the facility, $2.4 million of severance costs associated with the termination of approximately 40 legacy Brooks employees worldwide in sales, service, operations and administrative functions, whose positions were made redundant as a result of the Helix acquisition and further downsizing in our software segment, and $1.8 million for retention bonuses earned in the period by employees who have been notified of their termination in the current and prior periods, offset by the $0.9 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost. The accruals for workforce reductions are expected to be paid over the next twelve months. We estimate that salary and benefit savings as a result of these actions will be approximately $4.3 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings are expected to yield actual cash savings within twelve months.

We recorded a charge to continuing operations of $16.5 million in the year ended September 30, 2005, of which $13.3 million related to workforce reductions of approximately 270 employees worldwide and $3.2 million to excess facilities charges. Workforce reduction charges included $4.3 million for headcount reductions of approximately 100 employees associated with our software segment, $3.6 million for reductions of approximately 65 employees in our Jena, Germany facility and $5.4 million related to various other actions undertaken in fiscal 2005. Excess facilities charges of $3.2 million consisted of excess facilities identified in fiscal 2005 that were recorded to recognize the expected amount of the remaining lease obligations. Of the $3.2 million of facilities charges, $1.5 million represents an additional accrual on a previous vacated facility due to a longer period than initially estimated to sub-lease the facility. This revision, including lower estimates of expected sub-rental income over the remainder of the lease terms, was based on management’s evaluation of the rental space available. The balance of these excess facilities charges primarily related to excess and abandoned facilities in Toronto Canada, Jena Germany, Austin Texas, and Livingston Scotland.

We also recorded a charge of $1.0 million in fiscal year 2005 for workforce reductions of approximately 25 employees related to our discontinued SELS division, which is included in the loss from discontinued operations.

Interest Income and Expense

Interest income increased by $4.4 million, to $13.7 million, in the year ended September 30, 2006, from $9.3 million the previous year. This increase is due primarily to higher average cash balances in fiscal 2006 available for investment. We recorded interest expense of $9.4 million in fiscal year 2006 compared to $9.5 million in the previous year. This expense primarily relates to the 4.75% Convertible Subordinated Notes which were paid off in the quarter ended September 30, 2006. Interest expense of $9.4 million in fiscal year 2006 includes the write-off of the balance of unamortized debt issuance costs of $1.6 million recorded in the fourth quarter.

Equity in Earnings of Ulvac Cryogenics, Inc

We participate in a joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan, which was part of the acquired operations of Helix in October 2005. Income associated with our 50% interest in UCI was $1.0 million in the year ended September 30, 2006.

Other (Income) Expense

Other expense, net of $3.2 million for the year ended September 30, 2006 consisted of the accrual of $5.0 million related to various legal contingencies and foreign exchanges losses of $0.5 million, offset by the receipt of $2.0 million of principal repayment on a note that had been previously written off, and a gain of $0.3 million on the sale of other assets. Other income, net of $1.8 million for the year ended September 30, 2005 consisted primarily of the receipt of principal repayments on a note that had been previously written off, foreign exchange gains, and gain on the sales of other assets.

Income Tax Provision

We recorded an income tax provision of $4.7 million in the year ended September 30, 2006 and an income tax provision of $5.2 million in the year ended September 30, 2005. The tax provision recorded in fiscal 2006 and 2005 is attributable to foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2006 and 2005, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. However, it is possible that the “more likely than not” criterion could be met in fiscal 2007 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statements of operations.

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

Discontinued Operations

We recorded income from operations for our discontinued SELS business of $0.1 million for the year ended September 30, 2006, compared to a loss of $3.5 million in the previous year. The income in fiscal year 2006 relates to maintenance revenues earned during the year that had previously been deferred, while the loss in fiscal year 2005 reflects the winding down of this business.

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

Gross Margin

Gross margin decreased to $160.1 million or 34.5% for the year ended September 30, 2005, compared to $199.7 million or 37.3% for the previous year. Our hardware segment gross margin decreased to $99.8 million or 27.0% in the year ended September 30, 2005, from $130.1 million or 31.3% in the prior year. The decrease is primarily attributable to reduced overhead absorption due to reduced sales volumes. Our software segment’s gross margin for the year ended September 30, 2005, decreased to $60.4 million or 64.2%, compared to $69.5 million or 58.2% in the prior year. The decrease in gross margin is primarily attributable to lower software license sales. The increase in the gross margin as a percentage of revenue primarily reflects the impact of lower gross margins realized on the $17.3 million of software project revenue recognized upon completion and acceptance by the customer in the second quarter of fiscal 2004.

Gross margin on product revenues was $99.0 million or 29.3% for the year ended September 30, 2005, compared to $157.4 million or 39.1% for the prior year. The decrease in product margins is primarily attributable to reduced overhead absorption due to reduced sales volumes.

Gross margin on service revenues was $61.1 million or 48.6% for the year ended September 30, 2005, compared to $42.3 million or 31.9% in the previous year. The increase is primarily the result of the higher margins on hardware segment services coupled with the impact of lower gross margins realized on the $17.3 million software project revenue discussed above.

Research and Development

Research and development expenses for the year ended September 30, 2005, were $63.1 million, a decrease of $3.2 million, compared to $66.3 million in the previous year. Research and development expenses increased as a percentage of revenues, to 13.6%, from 12.4% in the prior year. The decrease in absolute spending is primarily the result of our cost reduction actions, while the increase as a percentage of revenue reflects the lower revenue levels against which these costs were measured.

Selling, General and Administrative

Selling, general and administrative expenses were $84.8 million for the year ended September 30, 2005, a decrease of $5.4 million, compared to $90.2 million in the prior year. Selling, general and administrative expenses increased as a percentage of revenues, to 18.3% in the year ended September 30, 2005, from 16.9% in the previous year. The decrease in absolute spending is primarily due to lower expenses for incentive compensation plans of approximately $5.2 million, while the increase as a percentage of revenue reflects the lower revenue levels against which these costs were measured.

Restructuring and Acquisition-related Charges

We recorded a charge to continuing operations of $16.5 million in the year ended September 30, 2005, of which $13.3 million related to workforce reductions of approximately 270 employees worldwide and $3.2 million to excess facilities charges. Workforce reduction charges included $4.3 million for headcount reductions of approximately 100 employees associated with our software segment, $3.6 million for reductions of approximately 65 employees in our Jena, Germany facility and $5.4 million related to various other actions undertaken in fiscal 2005. Excess facilities charges of $3.2 million consisted of excess facilities identified in fiscal 2005 that were recorded to recognize the expected amount of the remaining lease obligations. These costs were estimated from the time when the space is vacant; costs incurred prior to vacating the facilities were charged to operations. Of the $3.2 million of facilities charges, $1.5 million represents an additional accrual on a previous vacated facility due to a longer period than initially estimated to sub-lease the facility. This revision, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. The balance of these excess facilities charges primarily relates to excess and abandoned facilities in Toronto Canada, Jena Germany, Austin Texas, and Livingston Scotland.

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

Interest Income and Expense

Interest income increased by $4.3 million, to $9.3 million, in the year ended September 30, 2005, from $5.0 million the previous year. This increase is due primarily to higher cash balances available for investment. Interest expense of $9.5 million in each of the years ended September 30, 2005 and 2004 relates primarily to the 4.75% Convertible Subordinated Notes.

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

Liquidity and Capital Resources

Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. In response to these downturns, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The cyclical nature of the industry make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.

On May 23, 2001, we completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. Interest on the notes was paid on June 1 and December 1 of each year. The notes were scheduled to mature on June 1, 2008. We did not file our quarterly report on Form 10-Q for the period ended March 31, 2006 by the prescribed due date. As a result of this delay, we were not in compliance with our obligation under Section 6.2 of the indenture with respect to our 4.75% Convertible Subordinated Notes due 2008 to file with the SEC all reports and other information and documents which we are required to file with the SEC pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934. On May 15, 2006, we received a notice from holders of more than 25% in aggregate principal amount of notes outstanding that we were in default of Section 6.2 of the indenture based on our failure to file our Form 10-Q. On Friday July 14, 2006, we received a further notice from holders of more than 25% of the aggregate outstanding principal amount of the notes accelerating our obligation to repay the unpaid principal on the notes because our Report on Form 10-Q for the quarter ended March 31, 2006 had not yet been filed. On Monday, July 17, 2006, we paid the outstanding $175.0 million principal balance to the trustee and subsequently paid all accrued interest. The notes are now retired, having been paid in full.

At September 30, 2006, we had cash, cash equivalents and marketable securities aggregating $191.4 million. This amount was comprised of $115.8 million of cash and cash equivalents, $68.3 million of investments in short-term marketable securities and $7.3 million of investments in long-term marketable securities.

At September 30, 2005, we had cash, cash equivalents and marketable securities aggregating $357.0 million. This amount was comprised of $202.5 million of cash and cash equivalents, $121.6 million of investments in short-term marketable securities and $32.9 million of investments in long-term marketable securities.

Cash and cash equivalents were $115.8 million at September 30, 2006, a decrease of $86.7 million from September 30, 2005. This decrease in cash and cash equivalents was primarily due to the debt repayment of $175.0 million, the net acquisitions of Helix and Synetics of $41.4 million and the $18.0 million used for capital additions, partially offset by cash provided by operations of $65.2 million, the net sales/maturities of marketable securities of $83.1 million and $3.7 million of net proceeds from the issuance of common stock.

Cash provided by operations was $65.2 million for the year ended September 30, 2006, and was primarily attributable to our net income of $25.9 million, adjustments for non-cash depreciation and amortization of $31.7 million, compensation expense related to common stock and options of $8.3 million and changes in our net working capital of $1.2 million, partially offset by discount of marketable securities of $3.0 million. The $1.2 million increase in working capital was primarily the result of increased accounts payable levels of $22.5 million primarily as a result of higher inventory purchases, and increased accrued compensation and benefits of $9.6 million, primarily associated with variable compensation plans. Offsetting changes in working capital included increased accounts receivable balances of $20.5 million and net cash outlays of $10.4 million of restructuring-related spending. The increase in accounts receivable is a result of our increased level of business.

Cash provided by investing activities was $19.1 million for the year ended September 30, 2006, and is principally comprised of net sales/maturities of marketable securities of $83.1 million, offset by the net acquisitions of Helix and Synetics of $41.4 million and $18.0 million used for capital additions.

Cash used in financing activities was $171.4 million for the year ended September 30, 2006 from the debt repayment of $175.0 million partially offset by $3.6 million due to the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.

While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.

At September 30, 2006, we had approximately $0.7 million of letters of credit outstanding.

Our contractual obligations consist of the following (in thousands):

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$36,766	$7,431	$15,987	$6,059	$7,289
Operating leases — exited facilities	25,330	5,180	15,486	4,664	—
Purchase commitments	99,427	99,427	—	—	—

Total contractual obligations	$161,523	$112,038	$31,473	$10,723	$7,289

We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. In addition, we expect to receive $125 million from the sale of the software division during the second fiscal quarter of 2007. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. In addition, we are subject to litigation related to our stock-based compensation restatement which could have an adverse affect on our existing resources.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2006. We are currently evaluating the potential impact of FIN No. 48 on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the provisions of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (’GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a. Recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b. Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c. Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d. Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Retrospective application is not permitted. We are currently evaluating the provisions of SFAS 158.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

We have completed integrated audits of Brooks Automation, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Helix Technology Corporation (“Helix”) and Synetics Solutions Inc. (“Synetics”) from its assessment of internal control over financial reporting as of September 30, 2006 because those entities were acquired by the Company in purchase business combinations during fiscal 2006. We have also excluded Helix and Synetics from our audit of internal control over financial reporting. The total assets and total revenues of the acquired businesses of Helix and Synetics represent 18% and 30%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts
December 13, 2006

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$115,773	$202,462
Marketable securities	68,280	121,561
Accounts receivable, net	127,195	77,555
Inventories, net	99,854	48,434
Current assets from discontinued operations	—	55
Prepaid expenses and other current assets	21,710	18,259

Total current assets	432,812	468,326
Property, plant and equipment, net	78,833	54,165
Long-term marketable securities	7,307	32,935
Goodwill	351,444	62,094
Intangible assets, net	94,067	3,828
Equity investment in Ulvac Cryogenics, Inc.	21,489	—
Other assets	6,625	2,732

Total assets	$992,577	$624,080

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$11	$12
Short-term debt	—	175,000
Accounts payable	69,392	30,820
Deferred revenue	26,119	22,143
Accrued warranty and retrofit costs	11,608	9,782
Accrued compensation and benefits	27,712	15,886
Accrued restructuring costs	7,254	12,171
Accrued income taxes payable	17,773	17,331
Current liabilities from discontinued operations	—	399
Accrued expenses and other current liabilities	20,310	16,551

Total current liabilities	180,179	300,095
Long-term debt	2	2
Accrued long-term restructuring	9,289	10,959
Other long-term liabilities	3,579	2,129

Total liabilities	193,049	313,185

Commitments and contingencies (Note 19)
Minority interests	394	1,060

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and 2005, respectively	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 75,431,592 and 45,434,709 shares issued and outstanding at September 30, 2006 and 2005, respectively	754	454
Additional paid-in capital	1,763,247	1,307,145
Deferred compensation	—	(3,493)
Accumulated other comprehensive income	15,432	11,958
Accumulated deficit	(980,299)	(1,006,229)

Total stockholders’ equity	799,134	309,835

Total liabilities, minority interests and stockholders’ equity	$992,577	$624,080

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except per share data)

Revenues
Product	$514,294	$338,072	$402,252
Services	178,576	125,674	132,801

Total revenues	692,870	463,746	535,053

Cost of revenues
Product	345,592	239,024	244,894
Services	102,494	64,586	90,493

Total cost of revenues	448,086	303,610	335,387

Gross profit	244,784	160,136	199,666

Operating expenses
Research and development	70,671	63,115	66,266
Selling, general and administrative	141,032	84,797	90,227
Restructuring charges	5,297	16,542	5,356

Total operating expenses	217,000	164,454	161,849

Income (loss) from continuing operations	27,784	(4,318)	37,817
Interest income	13,715	9,284	4,984
Interest expense	9,384	9,469	9,492
Equity in earnings of Ulvac Cryogenics, Inc.	985	—	—
Other (income) expense, net	3,193	(1,752)	911

Income (loss) from continuing operations before income taxes and minority interests	29,907	(2,751)	32,398
Income tax provision	4,732	5,204	8,053

Income (loss) from continuing operations before minority interests	25,175	(7,955)	24,345
Minority interests in income (loss) of consolidated subsidiary	(666)	141	211

Income (loss) from continuing operations	25,841	(8,096)	24,134
Discontinued operations:
Income (loss) from operations	89	(3,492)	(9,475)
Loss on disposal	—	(24)	—

Income (loss) from discontinued operations, net of income taxes	89	(3,516)	(9,475)

Net income (loss)	$25,930	$(11,612)	$14,659

Basic income (loss) per share from continuing operations	$0.36	$(0.18)	$0.56
Basic income (loss) per share from discontinued operations	0.00	(0.08)	(0.22)

Basic net income (loss) per share	$0.36	$(0.26)	$0.34

Diluted income (loss) per share from continuing operations	$0.36	$(0.18)	$0.55
Diluted income (loss) per share from discontinued operations	0.00	(0.08)	(0.22)

Diluted net income (loss) per share	$0.36	$(0.26)	$0.34

Shares used in computing earnings (loss) per share
Basic	72,323	44,919	43,006
Diluted	72,533	44,919	43,573

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income (loss)	$25,930	$(11,612)	$14,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,664	16,351	17,541
Impairment of assets	—	—	7,421
Stock-based compensation	8,287	3,640	4,824
Discount on marketable securities	(3,012)	(1,936)	—
Amortization of debt issuance costs	2,237	839	839
Undistributed earnings of joint venture	(985)	—	—
Minority interests	(666)	141	211
Loss on disposal of long-lived assets	534	178	505
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(20,466)	47,922	(53,960)
Inventories	(1,459)	23,933	(17,744)
Prepaid expenses and other assets	2,575	(3,048)	8,376
Accounts payable	22,513	(14,202)	17,967
Deferred revenue	3,705	(12,718)	(91)
Accrued warranty and retrofit costs	540	(2,104)	231
Accrued compensation and benefits	9,553	(9,847)	10,621
Accrued restructuring costs	(10,364)	3,300	(9,123)
Accrued expenses and other liabilities	(5,394)	(9,723)	6,578

Net cash provided by operating activities	65,192	31,114	8,855

Cash flows from investing activities
Purchases of property, plant and equipment	(17,954)	(11,704)	(8,203)
Purchases of intangible assets	(3,000)	—	—
Acquisition of Helix Technology Corporation, cash acquired net of expenses	8,805	—	—
Acquisition of Synetics Solutions Inc., net of cash acquired	(50,182)	—	—
Investment in Yaskawa Brooks Automation, Inc. joint venture	(1,955)	—	—
Purchases of marketable securities	(851,884)	(635,683)	(231,687)
Sale/maturity of marketable securities	934,961	618,453	169,141
Dividends from equity investment	281	—	—
Proceeds from sale of long-lived assets	—	1,294	—

Net cash provided by (used in) investing activities	19,072	(27,640)	(70,749)

Cash flows from financing activities
Payments of short- and long-term debt and capital lease obligations	(175,015)	(11)	(98)
Proceeds from issuance of common stock, net of issuance costs	3,659	5,313	130,203

Net cash provided by (used in) financing activities	(171,356)	5,302	130,105

Effects of exchange rate changes on cash and cash equivalents	403	405	71

Net increase (decrease) in cash and cash equivalents	(86,689)	9,181	68,282
Cash and cash equivalents, beginning of year	202,462	193,281	124,999

Cash and cash equivalents, end of year	$115,773	$202,462	$193,281

Supplemental disclosures:
Cash paid during the year for interest	$9,932	$8,603	$8,653
Cash paid during the year for income taxes, net of refunds	$6,280	$3,696	$2,237
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$447,949	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional			Comprehensive		Total
	Stock	Stock at	Paid-In	Deferred	Comprehensive	Income	Accumulated	Stockholders’
	Shares	par Value	Capital	Compensation	Income (Loss)	(Loss)	Deficit	Equity
	(In thousands, except share data)

Balance September 30, 2003	37,266,181	$373	$1,165,427	$(6,084)		$12,390	$(1,009,276)	$162,830
Shares issued under stock option and purchase plans	487,161	5	5,917					5,922
Common stock offering	6,900,000	69	124,213					124,282
Common stock issued in acquisitions	38,502	—	1,181					1,181
Deferred compensation, net of forfeitures			(188)	188				—
Amortization of deferred compensation				4,052				4,052
Comprehensive income (loss):
Net income					$14,659		14,659	14,659
Currency translation adjustments					928	928		928
Unrealized loss on marketable securities					(959)	(959)		(959)

Comprehensive income					$14,628

Balance September 30, 2004	44,691,844	447	1,296,550	(1,844)		12,359	(994,617)	312,895
Shares issued under stock option and purchase plans	708,432	7	5,306					5,313
Common stock issued in acquisitions	34,433	—	628					628
Deferred compensation, net of forfeitures			4,661	(4,661)				—
Amortization of deferred compensation				3,012				3,012
Comprehensive income (loss):
Net loss					$(11,612)		(11,612)	(11,612)
Currency translation adjustments					353	353		353
Unrealized loss on marketable securities					(754)	(754)		(754)

Comprehensive loss					$(12,013)

Balance September 30, 2005	45,434,709	454	1,307,145	(3,493)		11,958	(1,006,229)	309,835
Shares issued under stock option and purchase plans	975,519	10	3,649					3,659
Common stock issued in acquisitions	29,021,364	290	447,659					447,949
Reclassification of deferred compensation upon adoption of SFAS 123R			(3,493)	3,493				—
Stock-based compensation			8,287					8,287
Comprehensive income (loss):
Net income					$25,930		25,930	25,930
Currency translation adjustments					2,626	2,626		2,626
Unrealized gain on marketable securities					848	848		848

Comprehensive income					$29,404

Balance September 30, 2006	75,431,592	$754	$1,763,247	$—		$15,432	$(980,299)	$799,134

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Brooks Automation, Inc. (“Brooks” or the “Company”) is a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. Brooks supplies hardware, software and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. Brooks has offerings ranging from individual hardware and software modules to fully integrated systems as well as services to install and support our products world-wide. Although Brooks’ core business addresses the increasingly complex automation and integrated subsystems requirements of the global semiconductor industry, Brooks provides solutions for a number of related industries, including the flat panel display manufacturing, data storage and certain other industries which have complex manufacturing environments.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts and transactions are eliminated. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, intangible assets, goodwill, deferred income taxes and warranty obligations. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Foreign Currency Translation

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction gains (losses) included in income (loss) before income taxes and minority interest totaled $(0.5) million, $0.4 million and $(0.4) million for the years ended September 30, 2006, 2005 and 2004, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income”. Foreign currency translation adjustments are one of the components added to the Company’s net income (loss) in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2006 and 2005, cash equivalents were $16.5 million and $111.3 million, respectively. Cash equivalents are held at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills and commercial paper. The

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top twenty largest customers account for approximately 55% of revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by customer. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill

Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the estimated economic life of the patents. As of September 30, 2006 and 2005, the net book value of the Company’s patents was $3.1 million and $0.2 million, respectively.

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses the Company acquired. The Company performs an annual impairment test of its goodwill as required under the provisions of FAS 142 on September 30 of each fiscal year unless interim indicators of impairment exist (see Note 6).

The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	3 - 8 years
Completed technology	2 - 10 years
License agreements	5 years
Trademarks and trade names	3 - 6 years
Non-competition agreements	3 - 5 years
Customer relationships	4 - 11 years

Revenue Recognition

Product revenues are associated with the sale of hardware systems and components as well as software licenses. Service revenues are associated with hardware-related field service, training, software maintenance and software-related consulting and integration services.

Revenue from product sales that do not include significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. In the limited situations where the arrangement contains extended payment terms, revenue is recognized as the payments become due. Shipping terms are customarily FCA shipping point. Amounts charged to customers for costs incurred for shipping and handling are credited to cost of revenues where the associated costs are charged. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expenses

Research and development costs are charged to expense when incurred, except for certain software development costs. Software development costs are expensed prior to establishing technological feasibility and capitalized thereafter until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products, typically three years. The Company did not capitalize any such costs during fiscal 2006, 2005 or 2004.

Stock-Based Compensation

Effect of Adoption of SFAS 123R, Share-Based Payment

Prior to October 1, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the measurement date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148”), for fixed stock-based awards to employees.

On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase 1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options resulted in a charge based on generally accepted accounting principles of approximately $1.0 million. The Company took this action because it produced a more favorable impact on the Company’s results from operations in light of the effective date of SFAS 123R, which took place in the Company’s first fiscal quarter of 2006.

As of October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table reflects compensation expense recorded during the year ended September 30, 2006 in accordance with SFAS 123R (in thousands):

Year Ended
September 30, 2006

Stock options	$4,769
Restricted stock	2,714
Employee stock purchase plan	804

$8,287

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

For the years ended September 30, 2006, 2005 and 2004, 217,000, 652,250 and 2,486,159 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2006	2005	2004

Risk-free interest rate	4.4%	3.3% - 4.0%	2.6% - 3.3%
Volatility	55%	65%	60%
Expected life (years)	4.9	4.0	4.0
Dividend yield	0%	0%	0%

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2006	2005	2004

Risk-free interest rate	4.5%	3.2%	1.6%
Volatility	39%	39%	55%
Expected life	6 months	6 months	6 months
Dividend yield	0%	0%	0%

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the years ended September 30, 2005 and 2004 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

	Year Ended September 30,
	2005	2004

Net income (loss), as reported	$(11,612)	$14,659
Add stock-based employee compensation expense included in reported net income (loss)	3,012	4,052
Deduct pro forma stock-based compensation expense	24,319	21,889

Pro forma net loss	$(32,919)	$(3,178)

Earnings (loss) per share
Basic earnings (loss) per share, as reported	$(0.26)	$0.34

Diluted earnings (loss) per share, as reported	$(0.26)	$0.34

Basic loss per share, pro forma	$(0.73)	$(0.07)

Diluted loss per share, pro forma	$(0.73)	$(0.07)

Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Stock options generally have a vesting period of 4 years and are exercisable for a period not to exceed 7 years from the date of issuance. Restricted stock awards generally vest over one to four years. At September 30, 2006, a total of 5,972,077 shares were reserved and available for the issuance of stock and restricted stock, which reflects an increase of 3,000,000 shares approved by the shareholders in March 2006.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings (loss) per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at September 30, 2006 and 2005. The Company’s financial instruments at September 30, 2005 also included its convertible notes, which were paid in full in July 2006. At September 30, 2005, the estimated fair value of the Company’s convertible notes was approximately $169.3 million compared to the carrying value of $175.0 million. The estimated fair value of the convertible notes is based on the quoted market price of the convertible notes on September 30, 2005.

Reclassifications

Certain reclassifications have been made in the 2005 and 2004 Consolidated Financial Statements to conform to the 2006 presentation.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2006. The Company is currently evaluating the potential impact of FIN No. 48 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a. Recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b. Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c. Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d. Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Retrospective application is not permitted. The Company is currently evaluating the provisions of SFAS 158.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Acquisitions

Helix Technology Corporation

On October 26, 2005, the Company acquired all the issued and outstanding stock of Helix Technology Corporation (“Helix”). Helix develops and manufactures vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. The Company believes that the acquisition of Helix enables it to better serve its current market, increase its addressable market, reduce the volatility that both businesses have historically faced and positions the Company to enhance its financial performance. The aggregate purchase price, net of cash acquired, was approximately $458.1 million, consisting of 29.0 million shares of common stock valued at $444.6 million, the fair value of assumed Helix options of $3.3 million and transaction costs of $10.2 million. The market price used to value the Brooks’ shares issued as consideration for Helix was $15.32, which represents the average of the closing market price of Brooks common stock for the period beginning two trading days before and ending two trading days after the merger agreement was announced. The actual number of shares of Brooks common stock issued was determined based on the actual number of shares of Helix common stock outstanding immediately prior to the completion of the merger, based on an exchange ratio of 1.11 shares of Brooks common stock for each outstanding share of Helix common stock. The Helix business operates in the Company’s hardware segment. This transaction qualified as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The consolidated financial statements include the results of Helix from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$79.9
Property, plant and equipment	15.4
Intangible assets	84.4
Goodwill	276.8
Other assets	20.8

Total assets acquired	477.3

Current liabilities	18.1
Other liabilities	1.1

Total liabilities assumed	19.2

Total purchase price including acquisition costs	$458.1

Of the $84.4 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Completed and core technology	$56.4	6.9 years weighted average estimated useful life
Customer and contract relationships	23.3	6.9 years weighted average estimated economic consumption life
Trade names and trademarks	4.7	6 year weighted average estimated useful life

	$84.4

Synetics Solutions Inc.

On May 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (“Synetics”). Brooks completed its acquisition of Synetics from Yaskawa Electric Corporation (“Yaskawa”), a corporation duly organized and existing under the laws of Japan, through a merger that

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became effective as of June 30, 2006. Synetics provides customized manufactured solutions for the North American semiconductor equipment industry. Pursuant to the merger agreement, Synetics became a wholly owned subsidiary of Brooks. The aggregate purchase price of Synetics, net of cash acquired, was approximately $50.2 million consisting of a $28.6 million cash payment to Yaskawa, repayment of outstanding debt of $19.9 million and transaction costs of $1.7 million. The acquisition of Synetics will provide the Company with the opportunity to enhance its existing capabilities with respect to manufacturing customer designed automation systems. The Synetics business operates in the Company’s hardware segment.

Also on May 8, 2006, the Company agreed to enter into a Joint Venture Agreement (the “Agreement”) with Yaskawa to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. YBA began operations on September 21, 2006.

The consolidated financial statements include the results of Synetics from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$19.8
Property, plant and equipment	8.6
Intangible assets	17.4
Goodwill	12.6
Other assets	0.1

Total assets acquired	58.5

Current liabilities	8.3

Total purchase price including acquisition costs	$50.2

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

	$17.4

Proforma Information of Acquisitions

The following unaudited proforma information gives effect to the acquisition of Helix and Synetics as if the acquisitions occurred at the beginning of the years presented (in thousands, except per share data):

	September 30,
	2006	2005

Revenues	$756,325	$669,377

Net income (loss)	$20,576	$(36,932)

Basic income (loss) per share	$0.28	$(0.50)

Diluted income (loss) per share	$0.28	$(0.50)

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of September 30, 2006 and 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2006:
U.S. Treasury securities and obligations of U.S. government agencies	$62,220	$1	$(80)	$62,141
U.S. corporate securities	5,871	—	(54)	5,817
Mortgage-backed securities	3,640	—	(110)	3,530
Other debt securities	4,167	—	(68)	4,099

	$75,898	$1	$(312)	$75,587

September 30, 2005:
U.S. Treasury securities and obligations of U.S. government agencies	$108,083	$1	$(545)	$107,539
U.S. corporate securities	29,428	12	(240)	29,200
Mortgage-backed securities	5,004	—	(108)	4,896
Other debt securities	13,140	—	(279)	12,861

	$155,655	$13	$(1,172)	$154,496

Gross realized gains and losses realized on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Gross realized gains	$226	$—	$148
Gross realized losses	—	—	(111)

Net realized gains	$226	$—	$37

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From April 2004 through September 2005, the Company held its available-for-sale marketable securities until maturity and, as such, did not incur any realized gains or losses.

The fair value of the marketable securities at September 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value

Due in one year or less	$68,280
Due after one year through five years	794
Due after ten years	6,513

$75,587

5.	Property, Plant and Equipment

Property, plant and equipment as of September 30, 2006 and 2005 were as follows (in thousands):

	September 30,
	2006	2005

Buildings and land	$44,961	$40,019
Computer equipment and software	67,759	62,190
Machinery and equipment	40,584	27,572
Furniture and fixtures	14,648	12,471
Leasehold improvements	24,233	16,093
Construction in progress	5,382	2,682

	197,567	161,027
Less accumulated depreciation and amortization	(118,734)	(106,862)

Property, plant and equipment, net	$78,833	$54,165

Depreciation expense was $17.1 million, $13.3 million and $13.8 million for the years ended September 30, 2006, 2005 and 2004, respectively.

In the fourth quarter of fiscal 2005, the Company accelerated the depreciation on its existing Customer Relations Management system which was phased out in December 31, 2005. The impact of this accelerated depreciation was $1.3 million during the fourth quarter of fiscal 2005.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In fiscal 2005 and 2006, the Company performed its annual impairment test for goodwill and determined that no adjustment to goodwill was necessary.

The changes in the carrying amount of goodwill by segment for the years ended September 30, 2006 and 2005 are as follows (in thousands):

	Hardware	Software	Total

Balance at September 30, 2004	$25,020	$37,014	$62,034
Adjustments to goodwill:
Foreign currency translation	—	60	60

Balance at September 30, 2005	25,020	37,074	62,094
Adjustments to goodwill:
Acquisitions:
Helix	276,801	—	276,801
Synetics	12,631	—	12,631
Purchase accounting adjustments on prior period acquisitions	—	(232)	(232)
Foreign currency translation	—	150	150

Balance at September 30, 2006	$314,452	$36,992	$351,444

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2006			September 30, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Patents	$10,024	$6,899	$3,125	$7,179	$6,934	$245
Completed technology	90,585	38,386	52,199	30,385	29,120	1,265
License agreements	305	305	—	305	305	—
Trademark and trade names	7,232	3,120	4,112	2,532	2,336	196
Non-competition agreements	1,726	1,721	5	1,726	1,716	10
Customer relationships	43,017	8,391	34,626	6,517	4,405	2,112

	$152,889	$58,822	$94,067	$48,644	$44,816	$3,828

Amortization expense for intangible assets was $14.6 million, $3.1 million and $3.7 million for the years ended September 30, 2006, 2005 and 2004, respectively.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2006 is as follows (in millions):

Year ended September 30,
2007	$16.0
2008	17.0
2009	18.1
2010	14.9
2011	9.9
Thereafter	18.2

7.	Investment in Affiliates

Joint Ventures

The Company participates in a joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan, which was part of the acquired operations of Helix in October 2005. The joint venture was formed in 1981 by Helix and ULVAC Corporation. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation, one of the largest semiconductor and flat panel OEM’s in Japan. Each company owns 50% of UCI. The joint venture arrangement includes a license and technology agreement exclusively involving technology previously owned by Helix.

The Company owns 50% of the outstanding common stock of UCI. This investment is accounted for using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings of UCI with a corresponding increase in the carrying value of the investment.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 8, 2006, the Company entered into a Joint Venture Agreement (the “Agreement”) with Yaskawa Electric Corporation (Yaskawa) to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. The Company invested $1,955,000 into this joint venture. YBA began operations on September 21, 2006.

8.	Earnings (Loss) Per Share

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2006	2005	2004

Net income (loss)	$25,930	$(11,612)	$14,659

Weighted average common shares outstanding used in computing basic earnings (loss) per share	72,323	44,919	43,006
Dilutive common stock options	210	—	567

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	72,533	44,919	43,573

Basic earnings (loss) per share	$0.36	$(0.26)	$0.34

Diluted earnings (loss) per share	$0.36	$(0.26)	$0.34

Approximately 4,796,000, 5,374,000 and 4,985,000 options to purchase common stock and 1,000, 21,000 and 0 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the years ended September 30, 2006, 2005 and 2004, respectively, as their effect would be anti-dilutive. The 4,796,000 and 4,985,000 options for the years ended September 30, 2006 and 2004 had an exercise price greater than the average market price of the common stock. These options and restricted stock awards could, however, become dilutive in future periods. In addition, 1,980,000, 2,492,000 and 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for the years ended September 30, 2006, 2005 and 2004, respectively, as the effect of conversion would be anti-dilutive. On July 17, 2006, the Company paid the convertible debt in full.

9.	Income Taxes

The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Current:
Federal	$680	$—	$—
State	6	6	6
Foreign	4,046	5,198	8,047

	4,732	5,204	8,053

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2006	2004	2003

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$4,732	$5,204	$8,053

The components of income (loss) from continuing operations before income taxes and minority interests, are as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Domestic	$19,562	$(7,015)	$10,820
Foreign	10,345	4,264	21,578

	$29,907	$(2,751)	$32,398

The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Income tax provision (benefit) computed at federal statutory rate	$10,467	$(963)	$11,339
State income taxes, net of federal benefit	4	(643)	286
Research and development tax credits	—	—	(1,079)
ETI tax benefit/Sec. 199 manufacturing deduction	(1,009)	(357)	(621)
Foreign income taxed at different rates	1,661	2,035	(3,090)
Dividends	1,148	3,531	223
Change in deferred tax asset valuation allowance	(9,289)	(1,164)	(4,618)
Other permanent differences	135	56	45
Deferred compensation	117	636	1,124
Nondeductible meals and entertainment	259	220	254
Withholding taxes	1,540	3,328	3,895
Foreign taxes deducted	(539)	(1,475)	—
Other	238	—	295

Income tax provision	$4,732	$5,204	$8,053

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,
	2006	2005

Reserves not currently deductible	$30,151	$25,630
Federal, state and foreign tax credits	14,700	13,546
Amortization	—	27,370
Depreciation	8,505	8,399
Stock-based compensation	4,866	6,749
Net operating loss carryforwards	157,721	166,079

Deferred tax assets	215,943	247,773

Amortization	7,706	—
Other liabilities	2,877	2,054

Deferred tax liabilities	10,583	2,054

Valuation allowance	205,360	245,719

Net deferred tax assets	$—	$—

As a result of recognizing substantial operating losses in prior years, including the year ended September 30, 2005, and the continuing uncertainty in the semiconductor sector, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized and has maintained a full valuation allowance against its net deferred tax assets from continuing operations at September 30, 2006 and 2005. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2007 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statements of operations.

The approximate $40.4 million decrease in the valuation allowance at September 30, 2006 compared to September 30, 2005 is principally due to the recording of deferred tax liabilities due to acquired identified intangibles, utilization of net operating losses, expiring tax credits and changes in state and foreign tax rates.

As of September 30, 2006, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $721.6 million and federal and state research and development tax credit carryforwards of approximately $14.7 million available to reduce future tax liabilities, which expire at various dates through 2026. Included in the net operating loss carryforwards are stock option deductions of approximately $19.5 million. The benefits of these tax deductions approximate $7.0 million of which approximately $4.0 million will be credited to additional paid-in capital upon being realized or recognized.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Common Stock Offering

On December 16, 2003, the Company completed a public offering of 6,900,000 shares of its common stock. The Company received proceeds, net of $6.8 million of issuance costs, of $124.3 million on the sale of the common stock.

11.	Financing Arrangements

On May 23, 2001, the Company completed the private placement of $175.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due in 2008. The Company received net proceeds of $169.5 million from the sale. Interest on the notes was paid on June 1 and December 1 of each year. The notes were scheduled to mature on June 1, 2008.

The Company did not file its quarterly report on Form 10-Q for the period ended March 31, 2006 by the prescribed due date. As a result of this delay, the Company was not in compliance with its obligation under Section 6.2 of the indenture with respect to its 4.75% Convertible Subordinated Notes due 2008 to file with the SEC all reports and other information and documents which the Company is required to file with the SEC pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934. On May 15, 2006, the Company received a notice from holders of more than 25% in aggregate principal amount of notes outstanding that the Company was in default of Section 6.2 of the indenture based on its failure to file its Form 10-Q. On Friday July 14, 2006, the Company received a further notice from holders of more than 25% of the aggregate outstanding principal amount of the notes accelerating the Company’s obligation to repay the unpaid principal on the notes because its Report on Form 10-Q for the quarter ended March 31, 2006 had not yet been filed. On Monday, July 17, 2006, the Company paid the outstanding $175.0 million principal balance to the trustee and subsequently paid all accrued interest. The notes are now retired, having been paid in full.

At September 30, 2006, the Company had $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

Debt consists of the following (in thousands):

	September 30,
	2006	2005

Convertible subordinated notes at 4.75%, due on June 1, 2008	$—	$175,000
Other	13	14

	13	175,014
Less current portion	11	175,012

Long-term debt	$2	$2

The Company’s debt repayments are due as follows (in thousands):

Year ended September 30, 2007	$11
2008	2

$13

12.	Postretirement Benefits

On October 26, 2005, the Company purchased Helix and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (“Plan”). The Plan is a final average pay pension plan. The Company’s funding policy is to contribute an amount equal to the minimum required employer contribution under the Employee

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Income Security Act of 1974. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006.

The Company uses a September 30th measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets. The following tables set forth the funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2006 for the Plan (in thousands):

Year Ended
September 30, 2006

Benefit obligation at October 1, 2005	$—
Benefit obligation assumed at date of acquisition	13,777
Service cost	1,740
Interest cost	821
Actuarial gain	(567)
Disbursements	(3,444)

Benefit obligation at September 30, 2006	$12,327

Year Ended
September 30, 2006

Fair value of assets at October 1, 2005	$—
Fair value assumed at date of acquisition	11,865
Actual return on plan assets	1,637
Company contributions	3,000
Disbursements	(3,444)

Fair value of assets at September 30, 2006	$13,058

Year Ended
September 30, 2006

Funded status at September 30, 2006	$731
Unrecognized net actuarial gain	(915)

Accrued benefit liability	$(184)

The Company’s investment strategy with respect to Plan assets is to maximize return while protecting principal. These investments are primarily in equity and debt securities. The expected long term rate of return on Plan assets was 8.25% for the year ended September 30, 2006. The expected rate of return was developed through analysis of historical market returns, current market conditions and the Plans’ past experience.

Net periodic benefit cost consisted of the following (in thousands):

Year Ended
September 30, 2006

Service cost	$1,740
Interest cost	821
Expected return on assets	(1,000)
Settlement gain	(289)

Net periodic pension cost	$1,272

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the Plan was $12.3 million at September 30, 2006. Certain information for the Plan with accumulated benefit obligations follows (in thousands):

September 30, 2006

Projected benefit obligation	$12,327
Accumulated benefit obligation	12,327
Fair value of plan assets	13,058

Weighted-average assumptions used to determine net cost at September 30, 2006 follows:

September 30, 2006

Discount rate	5.75%
Expected return on plan assets	8.25%
Rate of compensation increase	4.00%

The Company does not expect to make a contribution to the Plan in fiscal 2007.

Expected benefit payments are expected to be paid as follows (in thousands):

2007	$290
2008	1,175
2009	550
2010	1,153
2011	1,135
Thereafter	8,633

The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

The Company’s contribution expense for worldwide defined contribution plans was $2.8 million, $1.9 million and $0.9 million for the years ended September 30, 2006, 2005 and 2004, respectively.

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

The Company has a Supplemental Key Executive Retirement Plan (acquired with Helix) which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company recorded additional retirement costs of $59,000 for the year ended September 30, 2006 in connection with this plan. At September 30, 2006, the Company had $641,000 accrued for benefits payable under the Supplemental Key Executive Retirement Plan.

13.	Stockholders’ Equity and Convertible Redeemable Preferred Stock

Preferred Stock

At September 30, 2006 and 2005 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares were issued and outstanding at September 30, 2006 and 2005, respectively. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Stock Plans

Amended and Restated 2000 Equity Incentive Plan

The purposes of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. At the Company’s March 2006 Annual Meeting, stockholders approved an amendment to the 2000 Plan to increase the number of shares authorized for issuance under the plan by 3,000,000 shares, for a total of 9,000,000 shares. As of September 30, 2006, options to purchase 2,436,029 shares are outstanding and 5,527,450 shares remain available for grant.

During the year ended September 30, 2006, the Company issued 699,500 shares of restricted stock or units under the Amended and Restated 2000 Equity Incentive Plan, net of cancellations. These restricted stock awards generally have the following vesting schedules: three year vesting in which 25% vest in Year 1, 25% vest in Year 2 and 50% vest in Year 3; four year vesting in which 50% vest in Year 2, 25% vest in Year 3 and 25% vest in Year 4: and four year cliff vesting. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee.

1998 Employee Equity Incentive Plan

The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. From February 26, 2003 through September 30, 2006, 1,780,405 options were forfeited due to employee terminations. A total of 1,560,039 options are outstanding and 291,032 shares remain available for grant under the 1998 Plan as of September 30, 2006.

1993 Non-Employee Director Stock Option Plan

The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. The Directors Plan expired in 2003, although some options issued under that plan remain outstanding. Under its terms, each director who was not an employee of the Company or any of its subsidiaries was eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director received an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vested over a period of five years and generally expired ten years from the date of grant. A total of 10,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2006.

1992 Combination Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 115,596 options are outstanding and no shares remain available for grant under the 1992 Plan as of September 30, 2006.

Stock Options of Acquired Companies

In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, 6,382,329 options to purchase PRI common stock were outstanding and converted into 3,319,103 options to purchase the Company’s Common Stock. There were options to purchase 120,554 shares granted under this plan that were outstanding at September 30, 2006. The Company does not intend to issue any additional options under the PRI stock option plan.

In connection with the acquisition of Helix on October 26, 2005, the Company assumed the outstanding options of multiple stock option plans that were adopted by Helix. At acquisition, 689,622 options to purchase Helix common stock were outstanding and converted into 765,480 options to purchase the Company’s Common Stock. A total of 574,977 options are outstanding and 153,595 shares remain available for grant under the Helix plans as of September 30, 2006. The Company does not intend to issue any additional options under the Helix stock option plan.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

Aggregate stock option activity for all the above plans for the years ended September 30, 2006, 2005 and 2004 is as follows:

	Year Ended September 30,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	5,205,354	$23.92	5,709,626	$25.43	4,639,910	$28.93
Granted	217,000	$12.82	652,250	$16.38	2,486,159	$23.84
Assumed from Helix Technology acquisition	765,480	$16.42	—	$—	—	$—
Exercised	(108,104)	$10.69	(179,694)	$12.77	(157,730)	$15.51
Forfeited/expired	(1,289,253)	$27.56	(976,828)	$29.77	(1,258,713)	$36.95

Options outstanding at end of year	4,790,477	$21.51	5,205,354	$23.92	5,709,626	$25.43

Options exercisable at end of year	4,008,600	$22.82	4,120,400	$25.83	3,234,428	$27.75

Weighted average fair value of options granted at market value during the year		$6.84		$7.39		$10.40
Weighted average fair value of options granted below market value during the year		$6.81		$6.20		$12.37
Options available for future grant	5,972,077

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding
		Weighted-
		Average			Options Exercisable
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
		Life	Average	Value (In		Average	Value (In
Range of Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)

$3.62 — $13.05	1,028,780	4.44	$11.07	$2,038	708,468	$10.74	$1,635
$13.06 — $24.02	1,218,225	4.69	$17.95	$—	766,103	$18.62	$—
$24.30 — $24.30	1,328,279	3.13	$24.30	$—	1,318,836	$24.30	$—
$24.78 — $59.44	1,215,193	1.86	$30.89	$—	1,215,193	$30.89	$—

$3.62 — $59.44	4,790,477	3.49	$21.51	$2,038	4,008,600	$22.82	$1,635

The weighted average remaining contractual life of options exercisable at September 30, 2006 was 3.1 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $13.05 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 708,468.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of options, as determined under SFAS No. 123R, granted during fiscal 2006, 2005 and 2004 was $6.82, $7.30, and $10.81 per share, respectively. The total intrinsic value of options exercised during fiscal 2006 and 2005 was $371,000 and $718,000, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2006 and 2005 was $1,155,000 and $2,294,000, respectively.

As of September 30, 2006 future compensation cost related to nonvested stock options is approximately $6.0 million and will be recognized over an estimated weighted average period of 2.3 years.

The Company settles employee stock option exercises with newly issued common shares.

Based on information currently available, the Company believes that, although certain options may have been granted in violation of our applicable option plans, those options are valid and enforceable obligations of the Company.

Restricted Stock Activity

Restricted stock for the year ended September 30, 2006 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of September 30, 2006 and changes during the year ended September 30, 2006 is as follows:

	Year Ended
	September 30, 2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at beginning of year	288,000	$16.40
Awards granted	828,000	13.15
Awards vested	(91,750)	16.10
Awards canceled	(128,500)	13.94

Outstanding at end of year	895,750	$13.79

The fair value of restricted stock awards vested during fiscal 2006 was $1.5 million. No restricted stock awards vested during fiscal 2005.

As of September 30, 2006, the unrecognized compensation cost related to nonvested restricted stock is $8.9 million and will be recognized over an estimated weighted average amortization period of 3.0 years.

1995 Employee Stock Purchase Plan

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 2,250,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. At the Company’s March 2006 Annual Meeting, stockholders approved an amendment to the 1995 Plan to increase the number of shares authorized for issuance under the plan by 750,000 shares. As of September 30, 2006, 1,551,762 shares of common stock have been purchased under the 1995 Plan and 1,448,238 shares remain available for purchase.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Acquisition-Related and Restructuring Costs and Accruals

Fiscal 2006 Activities

The Company recorded a charge to continuing operations of $5.3 million in the year ended September 30, 2006 for restructuring costs.

Restructuring Costs

Based on estimates of its near term future revenues and operating costs, in fiscal 2006, the Company took additional cost reduction actions. Accordingly, charges of $5.3 million were recorded for these actions. Of this amount, $3.3 million related to workforce reductions and $2.0 million related to excess facilities primarily related to a vacant facility in Billerica, Massachusetts due to a longer period than initially estimated to sublease the facility. The workforce reductions consisted of $2.4 million of severance costs associated with the termination of approximately 40 legacy Brooks employees worldwide in sales, service, operations and administrative functions, whose positions were made redundant as a result of the Helix acquisition and further downsizing in the Company’s software segment, and $1.8 million for retention bonuses earned in the period by employees who have been notified of their termination in the current and prior periods, offset by the $0.9 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost. The accruals for workforce reductions are expected to be paid over the next twelve months. The impact of these cost reductions on the Company’s liquidity is not expected to be significant, as these cost savings yield actual cash savings within twelve months.

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

Restructuring Costs

Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2005 plans to take additional cost reduction actions. Accordingly, charges of $17.5 million, of which $1.0 million related to, and is classified within discontinued operations, were recorded for these actions. Of this amount, $14.3 million related to workforce reductions of approximately 270 employees world wide, across all functions of the business and $3.2 million related to excess facilities. Of the $3.2 million of facilities charges, $1.5 million represents an additional accrual on a previous vacated facility due to a longer period than initially estimated to sub-lease the facility. Workforce reduction charges included $4.3 million for headcount reduction of approximately 100 individuals associated with our software segment, $3.6 million for reductions of approximately 65 employees in our Jena, Germany facility and $6.4 million related to various other actions undertaken in fiscal 2005. Excess facility charges consist of the present value of remaining lease obligations on facilities vacated in fiscal 2005. The impact of these cost reductions on the Company’s liquidity is not expected to be significant, as these actions yield equivalent actual cash savings within twelve months.

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

Restructuring Costs

Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2004 several plans to take additional cost reduction actions. Accordingly, charges of $5.3 million were recorded for these actions. Of this amount, $3.9 million related to workforce reductions of approximately 60 employees world wide, across all functions of the business and $1.4 million related to excess facilities. Excess facilities charges of $1.4 million consisted of $0.2 million for excess facilities identified in fiscal 2004 that were recorded to recognize the amount of the remaining lease obligations. These costs have been estimated from the time when the space is vacant and there are no plans to utilize the facility. Costs incurred prior to vacating the facilities were charged to operations. Final exit costs for facilities abandoned in previous restructurings amounted to $0.7 million. The remaining $0.5 million represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms, are based on management’s evaluation of the rental space available. The Company believes that the cost reduction programs implemented will align costs with revenues. In the event the Company is unable to achieve this alignment, additional cost cutting programs may be required in the future. The facilities charges are expected to be paid over the remaining lease periods, expiring in fiscal 2011. These charges helped better align the Company’s cost structure. The impact of these cost reductions on the Company’s liquidity is not expected to be significant, as these actions yield equivalent actual cash savings within twelve months.

The activity related to the Company’s restructuring accruals is below, which includes activity related to our discontinued SELS division (in thousands):

	Fiscal 2006 Activity
	Balance					Balance
	September 30,					September 30,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$15,045	$1,966	$580	$—	$(3,894)	$13,697
Workforce-related	8,429	4,321	2,756	(990)	(11,670)	2,846

	$23,474	$6,287	$3,336	$(990)	$(15,564)	$16,543

	Fiscal 2005 Activity
	Balance					Balance
	September 30,					September 30,
	2004	Expense	Adjustments	Reversals	Utilization	2005

Facilities	$17,730	$1,680	$1,542	$—	$(5,907)	$15,045
Workforce-related	2,460	14,451	—	(184)	(8,298)	8,429

	$20,190	$16,131	$1,542	$(184)	$(14,205)	$23,474

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2004 Activity
	Balance					Balance
	September 30,					September 30,
	2003	Expense	Adjustments	Reversals	Utilization	2004

Facilities	$24,312	$192	$1,216	$—	$(7,990)	$17,730
Workforce-related	4,955	3,922	—	—	(6,417)	2,460

	$29,267	$4,114	$1,216	$—	$(14,407)	$20,190

16.	Segment and Geographic Information

The Company has two reportable segments: hardware and software. In the fourth quarter of fiscal year 2005, the Company’s equipment automation and factory automation segments were combined into the hardware segment, which reflects how management now evaluates its business.

The hardware segment provides wafer handling products and components for use within semiconductor process equipment. These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The products offered by the Company include vacuum and atmospheric systems and robots, subsystems, and related components. Also offered are assembly and manufacturing of customer designed automation systems, or contract automation systems. The primary customers for these solutions are manufacturers of process tool equipment. Other hardware products include Brooks’ automated material handling systems, or AMHS, and equipment for lithography automation that manage the storage, inspection and transport of photomasks, or reticles.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s business segments is as follows (in thousands):

	Hardware	Software	Total

Year ended September 30, 2006
Revenues
Product	$488,827	$25,467	$514,294
Services	118,667	59,909	178,576

	$607,494	$85,376	$692,870

Gross profit	$186,650	$58,134	$244,784
Segment operating income	$34,921	$3,054	$37,975
Depreciation	$15,362	$1,742	$17,104
Assets	$418,296	$36,707	$455,003
Year ended September 30, 2005
Revenues
Product	$310,025	$28,047	$338,072
Services	59,753	65,921	125,674

	$369,778	$93,968	$463,746

Gross profit	$99,786	$60,350	$160,136
Segment operating income	$12,481	$547	$13,028
Depreciation	$9,899	$3,352	$13,251
Assets	$237,676	$54,675	$292,351
Year ended September 30, 2004
Revenues
Product	$357,280	$44,972	$402,252
Services	58,194	74,607	132,801

	$415,474	$119,579	$535,053

Gross profit	$130,124	$69,542	$199,666
Segment operating income	$35,231	$8,995	$44,226
Depreciation	$8,817	$4,940	$13,757
Assets	$296,115	$79,647	$375,762

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2006, 2005 and 2004 is as follows (in thousands):

	As of and for the Year Ended
	September 30,
	2006	2005	2004

Segment income (loss) from continuing operations	$37,975	$13,028	$44,226
Amortization of acquired intangible assets	4,894	804	1,053
Restructuring and acquisition-related charges	5,297	16,542	5,356

Total income (loss) from continuing operations	$27,784	$(4,318)	$37,817

Segment assets	$455,003	$292,351	$375,762
Assets from discontinued operations	—	55	1,706
Goodwill	351,444	62,094	62,034
Intangible assets	94,067	3,828	6,929
Investments in marketable securities and cash equivalents	92,063	265,752	224,608

Total assets	$992,577	$624,080	$671,039

Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

North America	$412,941	$241,681	$272,694
Asia/Pacific	157,379	141,703	141,697
Europe	122,550	80,362	120,662

	$692,870	$463,746	$535,053

Long-lived assets, including property, plant and equipment by geographic area are as follows (in thousands):

	September 30,
	2006	2005

North America	$73,142	$51,115
Asia/Pacific	5,076	2,357
Europe	615	693

	$78,833	$54,165

17.	Significant Customers and Related Party Information

On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual served as a director of one of the Company’s customers until May 3, 2006. Accordingly, this customer is considered a related party for the period from June 11, 2001 through May 3, 2006. Revenues from this customer from October 1, 2005 to March 31, 2006 were approximately $205,000 and for the years ended September 30, 2005 and 2004 were approximately $319,000 and $409,000, respectively. The amounts due from this customer included in accounts receivable at March 31, 2006 and September 30, 2005 were $40,000 and $33,000, respectively. Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no customer that accounted for more than 10% of revenues in the years ended September 30, 2006, 2005 and 2004. The Company had two customers that accounted for more than 10% of its accounts receivable balance at September 30, 2006 and one customer that accounted for 10% of its accounts receivable balance at September 30, 2005.

18.	Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,
	2006	2005

Accounts receivable	$128,904	$80,352
Less allowance for doubtful accounts	1,709	2,797

	$127,195	$77,555

The allowance for doubtful accounts activity for the years ended September 30, 2006, 2005 and 2004 were as follows (in thousands):

	Balance at
	Beginning of	Acquisition		Reversals of	Write-offs and	Balance at
Description	Period	Reserves	Provisions	Bad Debt Expense	Adjustments	End of Period

2006 Allowance for doubtful accounts	$2,797	$579	$—	$(842)	$(825)	$1,709
2005 Allowance for doubtful accounts	3,230	—	—	—	(433)	2,797
2004 Allowance for doubtful accounts	6,499	—	225	(2,050)	(1,444)	3,230

	September 30,
	2006	2005

Inventories
Raw materials and purchased parts	$48,996	$24,612
Work-in-process	25,064	12,043
Finished goods	25,794	11,779

	$99,854	$48,434

Reserves for excess and obsolete inventory were $12,707,000, $12,707,000 and $14,520,000 at September 30, 2006, 2005 and 2004, respectively. The Company recorded additions to reserves for excess and obsolete inventory of $2,917,000 (including net acquired reserves of $1,686,000), $8,902,000 and $9,259,000 in fiscal 2006, 2005 and 2004, respectively, comprised of $1,231,000, $8,752,000 and $7,340,000 charged to expense in fiscal 2006, 2005 and 2004, respectively, and $8,000, $150,000 and $421,000 of foreign exchange differences charged to other accounts in fiscal 2006, 2005 and 2004, respectively. The Company reduced the reserves for excess and obsolete inventory by $2,917,000, $10,715,000 and $10,244,000, in fiscal 2006, 2005 and 2004, respectively, for write-offs of inventory.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2006, 2005, and 2004 is as follows (in thousands):

Balance September 30, 2003	$11,809
Accruals for warranties during the year	3,980
Settlements made during the year	(3,843)

Balance September 30, 2004	11,946
Accruals for warranties during the year	3,786
Settlements made during the year	(5,950)

Balance September 30, 2005	9,782
Acquisitions	1,586
Accruals for warranties during the year	13,040
Settlements made during the year	(12,800)

Balance September 30, 2006	$11,608

19.	Commitments and Contingencies

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2015. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2006, 2005 and 2004 was $5.6 million, $4.7 million and $6.5 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	Sublease
	Leases	Income

Year ended September 30, 2007	$12,611	$1,220
2008	10,787	1,230
2009	10,528	1,245
2010	10,158	1,261
2011	8,184	1,277
Thereafter	9,828	—

	$62,096	$6,233

These future minimum lease commitments include approximately $25.3 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives. In addition, the Company is a guarantor on a 7 year lease in Mexico for approximately $2.5 million.

Purchase Commitments

The Company has non-cancelable contracts and purchase orders for inventory of $99.4 million at September 30, 2006.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. The Company cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company’s’ business, financial condition and results of operations. If any such claims are asserted against the Company’s intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. The Company cannot guarantee, however, that a license will be available on reasonable terms or at all. The Company could decide in the alternative to resort to litigation to challenge such claims or to attempt to design around the patented technology. Litigation or an attempted design around could be costly and would divert the Company’s management’s attention and resources. In addition, if the Company does not prevail in such litigation or succeed in an attempted design around, the Company could be forced to pay significant damages or amounts in settlement. Even if a design around is effective, the functional value of the product in question could be greatly diminished.

ITI Lawsuit

On or about April 21, 2005, the Company was served with a third-party complaint seeking to join the Company as a party to a patent lawsuit brought by an entity named Information Technology Innovation, LLC based in Northbrook, Illinois (“ITI”) against Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”). In the lawsuit (the “ITI Lawsuit”), ITI claimed that Motorola and Freescale had infringed a U.S. patent that ITI asserts covers processes used to model a semiconductor manufacturing plant. ITI asserted that the Company has induced and contributed to the infringement of the patent. Subsequently Intel Corporation (“Intel”) filed a lawsuit against ITI seeking a declaratory judgment that Intel has not infringed and is not infringing the patent (the “Intel Lawsuit”) and notified the Company that Intel believed that the Company had an indemnification obligation to Intel, but that, at that time, Intel was not seeking to have those obligations determined and enforced in the Intel Lawsuit.

Freescale alleged that the Company had a duty to indemnify Freescale and Motorola from any infringement claims asserted against them based on their use of our AutoSched software program by paying all costs and expenses and all or part of any damages that either of them might incur as a result of the ITI Lawsuit brought by ITI.

Pursuant to an agreement executed on April 28, 2006, the Company settled and concluded with ITI and the other parties all of the matters that were or might have been raised in this litigation. In exchange for a cash payment, the settlement affords a license, releases and covenants from ITI not to sue the Company, the other parties named above, and all users of certain of our factory modeling software products such as the “Autosched” product. The Intel Lawsuit was also dismissed as a result of this settlement. In addition, the Company settled the claim for indemnification brought against Brooks by Freescale by the payment to Freescale of $400,000 to defray a portion of the legal expenses borne by Freescale in the defense of the ITI litigation.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceedings Relating to Equity Incentive Practices and the Restatement

On May 12, 2006, we announced that the Company had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to us in connection with an informal inquiry by that office regarding a loan we previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, we were informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to the Company and to the Special Committee, which had previously been formed on March 8, 2006, requesting documents related to the Company’s stock option grant practices and to the loan to Mr. Therrien.

On May 19, 2006, we received a grand jury subpoena from the United States Attorney (the “DOJ”) for the Eastern District of New York requesting documents relating to stock option grants. Responsibility for the DOJ’s investigation was subsequently assumed by the United States Attorney for the District of Massachusetts. On June 22, 2006 the United States Attorney’s Office for the District of Massachusetts issued a grand jury subpoena to us in connection with an investigation by that office into the timing of stock option grants by us and the loan to Mr. Therrien mentioned above.

The Company is cooperating fully with the investigations being conducted by the SEC and the DOJ.

Private Litigation

On May 22, 2006, a derivative action was filed nominally on our behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al. The Defendants named in the complaint are: A. Clinton Allen, Director of the Company; Roger D. Emerick, former Director of the Company; Edward C. Grady, Director, President and CEO of the Company; Amin J. Khoury, former Director of the Company; Joseph R. Martin, Director of the Company; John K. McGillicuddy, Director of the Company; and Robert J. Therrien, former Director, President and CEO of the Company.

On May 26, 2006, a derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on our behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al. The Defendants named in the complaint are: Mr. Grady; Mr. Allen; Mr. Emerick; Mr. Khoury; Robert J. Lepofsky, Director of the Company; Mr. Martin; Mr. McGillicuddy; Krishna G. Palepu, Director of the Company; Alfred Woollacott, III, Director of the Company; Mark S. Wrighton, Director of the Company; and Marvin Schorr, Director Emeritus of the Company.

On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, and Thomas S. Grilk, Secretary and General Counsel of the Company, current Officers of the Company; Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael W. Pippins and Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf,

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants have served motions to dismiss the Consolidated Shareholder Derivative Complaint.

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

The District Court issued an Order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006; the Defendants named therein are: Mr. Allen, Mr. Grady, Mr. Lepofsky, Mr. Martin, Mr. McGillicuddy, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Woodbury, Mr. Therrien, Mr. Emerick, Mr. Khoury, and Mr. Werner. The Consolidated Verified Shareholder Derivative Complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and seeks, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, Plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. The Defendants have filed motions to dismiss the Consolidated Verified Shareholder Derivative Complaint and to Stay this action pending the outcome of motions to dismiss in the state derivative action described above.

On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al. The defendants in this action are: the Company; Mr. Therrien; Ellen Richstone, the Company’s former Chief Financial Officer; Mr. Emerick; Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against us and the individual defendants; Section 20(a) of the Exchange Act against the individual defendants; Section 11 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; Section 12 of the Securities Act against us and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; and Section 15 of the Securities Act against Messrs. Grady, Woodbury, Emerick, Khoury and Therrien. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. The Defendants have filed motions to dismiss the Leech complaint.

On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. As of this date, the Company has not been served with the complaint. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. Competing plaintiffs and their counsel have moved for consolidation with the Leech action described above, and for appointment as lead counsel.

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of the Company, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned by Mr. Therrien due the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The Complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. Defendants have filed motions to dismiss.

The Company is aware of additional proposed class actions, posted on the websites of various law firms. The Company is not yet aware of the filing of any such actions and have not been served with a complaint or any other process in any of these matters.

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

The summary of operating results from discontinued operations is as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Revenues	$90	$626	$4,716

Gross profit	$89	$(691)	$1,531

Gain (loss) from discontinued operations, net of tax	$89	$(3,516)	$(9,475)

The loss from discontinued operations, net of tax of $3.5 million for the year ended September 30, 2005 includes a loss on disposal, net of tax of $24,000.

Due to the losses incurred since acquisition, no tax benefit is reflected for the losses incurred. The Company recorded impairment charges related to SELS of $7.4 million in 2004.

Assets and liabilities from discontinued operations are as follows (in thousands):

	September 30,
	2006	2005

Current assets	$0	$55
Non-current assets	—	—

Assets from discontinued operations	$0	$55

Current liabilities from discontinued operations	$0	$399

Current assets include accounts receivable and inventory. Non-current assets include property, plant and equipment. Current liabilities include accounts payable and other current liabilities.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events

On November 3, 2006, the Company’s Board of Directors committed to a formal plan of disposal of its software division, Brooks Software and entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Applied Materials, Inc. (“Applied”), a Delaware corporation. Under the terms of the Purchase Agreement, the Company will divest and sell its software division, Brooks Software, to Applied for $125 million in cash consideration. The Company will transfer to Applied substantially all of its assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied will assume certain liabilities related to Brooks Software. The Company is selling its software division in order to focus on its core semiconductor-related hardware businesses. The Company expects to recognize a gain on disposal of the software division and to reclassify this division as discontinued operations in fiscal 2007.

Completion of the transaction is subject to several conditions, including expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The Company expects to close the transaction during the second fiscal quarter of 2007.

Applied Materials purchases significant amounts of manufacturing equipment from the Company and is among Brooks’ largest customers for such products.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of September 30, 2006, our internal control over financial reporting was effective.

Management has excluded the operations of Helix Technology Corporation (“Helix”) and Synetics Solutions Inc. (“Synetics”) from its assessment of internal control over financial reporting as of September 30, 2006 because those entities were acquired by the Company in purchase business combinations during fiscal 2006. The total assets and total revenues of the acquired businesses of Helix and Synetics represent 18% and 30%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On December 8, 2006, we entered into an employment agreement with Robert W. Woodbury, Jr., our Senior Vice President and Chief Financial Officer, that replaces Mr. Woodbury’s former employment agreement. The agreement provides for, among other things, an annual base salary of $305,000 and an annual management bonus of 0% to 150% of 70% of base salary. The agreement also provides that Mr. Woodbury will be entitled to severance, including one year’s base salary and continued participation in benefit plans, if he is terminated without “cause” or if he resigns for “good reason.” Cause is defined to include willful failure or refusal to perform the duties pertaining to his job, engagement in conduct that is fraudulent, dishonest, unlawful or otherwise in violation of our standards of conduct or a material breach of the employment agreement or related agreements. Good reason is defined to include diminution of Mr. Woodbury’s responsibility or position, our breach of the agreement or relocation of Mr. Woodbury. Payment of base salary and continued participation in benefit plans may be extended for up to one additional year if Mr. Woodbury is engaged in an ongoing search for replacement employment.

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

(b) Exhibits

Exhibit
No.	Description

3.01	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005 (the “Helix S-4”).
3.02	Certificate of Designations of the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.03 of the Company’s registration statement on Form S-3 (Registration No. 333-34487), filed on August 27, 1997).
3.03	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the Helix S-4).
3.04	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Helix S-4).
3.05	Certificate of Increase of Shares Designated as the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 of the Helix S-4).
3.06	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company (incorporated herein by reference to Exhibit 3.6 of the Helix S-4).
3.07	Certificate of Designations, Preferences, Rights and Limitations of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).
3.08	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated herein by reference to Exhibit 3.8 of the Helix S-4).
3.09	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.01 of the Company’s quarterly report for the fiscal quarter ended March 31, 2003, filed on May 13, 2003).
3.10	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.13	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of the Company’s current report on Form 8-K, filed on October 26, 2005).
4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320), filed on May 15, 2002).
4.02	Rights Agreement dated July 23, 1997 (incorporated by incorporated by reference to Exhibit No. 1 to the Company’s Registration Statement on Form 8-A, filed on August 7, 1997).
4.03	Amendment No. 1 to Rights Agreement between the Company and the Rights Agent.
4.04	Amendment No. 2 to Rights Agreement between the Company and the Rights Agent (incorporated herein by reference to the Company’s registration statement on Form 8-A/A filed on June 4, 2002).

Exhibit
No.	Description

4.05	Amendment No. 3 to Rights Agreement between the Company and the Rights Agent (incorporated herein by reference to the Company’s registration statement on Form 8-A/A, filed on July 11, 2005).
10.01	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed on August 9, 2006 (the “2006 Q3 10-Q”).
10.02	Agreement and Plan of Merger, dated May 8, 2006, by and among Brooks Automation, Inc., Bravo Acquisition Subsidiary, Inc. and Synetics Solutions, Inc. (incorporated herein by reference to Exhibit 10.3 of the 2006 Q3 10-Q).
10.03	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation. (incorporated herein by reference to Exhibit 10.4 of the 2006 Q3 10-Q).
10.04	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.5 of the 2006 Q3 10-Q).
10.05	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-2 (Registration No. 2- 84880) filed by Helix Technology Corporation).
10.06	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company’s registration statement on Form S-1 (Registration No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”)).
10.07	Second Amended and Restated Employment Agreement, dated as of October 18, 2006, by and between the Company and Edward C. Grady (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on October 20, 2006).
10.08	Employment Agreement, dated as of December 8, 2006, by and between the Company and Robert Woodbury.
10.09	Employment Agreement, dated as of October 24, 2005, by and between the Company and Thomas S. Grilk.
10.10	Employment Agreement, dated as of October 26, 2005, by and between the Company and James Gentilcore.
10.11	Employment Agreement, dated as of October 24, 2005, by and between the Company and Joseph Bellini.
10.12	Employment Agreement, dated as of October 26, 2005, by and between the Company and Robert Anastasi.
10.13	1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (Registration No. 333-22717), filed on March 4, 1997).
10.14	1992 Combination Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 (Registration No. 333-07313), filed on July 1, 1996.
10.15	1995 Employee Stock Purchase Plan, as amended.
10.16	Amended and Restated 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on March 7, 2006).
10.17	Helix Technology Corporation 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16. 2005).
10.18	Helix Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16. 2005).
10.19	Helix Technology Corporation 1981 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3. of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16. 2005).
10.20	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.44 to the 2004 10-K).

Exhibit
No.	Description

10.21	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).
10.22	Form of 2000 Equity Incentive Plan Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).
10.23	Form of Restricted Stock Grant Agreement.
10.24	Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Q3 2006 10-Q).
10.25	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002 (incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002, filed on December 30, 2002).
10.26	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002 (incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002, filed on December 30, 2002).
10.27	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to the Brooks S-1).
10.28	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.
10.29	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.
10.30	First Amendment to Lease dated as of March 21, 2001 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.
10.31	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee.
10.32	Multi-Tenant Industrial Triple Net Lease, effective December 15, 2000, between Catellus Development Corporation and Synetics Solutions, Inc., including amendments thereto.
10.33	Factory Lease Advanced Agreement among Sang Chul Park, Young Ja Kim, Joon Ho Park, Brooks Automation Asia, Ltd. and Brooks Automation Korea, Inc.
12.01	Calculation of Ratio of Earnings to Fixed Charges.
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).
31.01	Rule 13a-14(a),15d-14(a) Certification.
31.02	Rule 13a-14(a),15d-14(a) Certification.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Edward C. Grady
Edward C. Grady,
Chief Executive Officer

Date: December 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Grady Edward C. Grady	Director and Chief Executive Officer (Principal Executive Officer)	December 13, 2006

/s/ Robert W. Woodbury, Jr. Robert W. Woodbury, Jr.	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	December 13, 2006

/s/ A. Clinton Allen A. Clinton Allen	Director	December 13, 2006

/s/ Robert J. Lepofsky Robert J. Lepofsky	Director	December 13, 2006

/s/ Joseph R. Martin Joseph R. Martin	Director	December 13, 2006

/s/ John K. McGillicuddy John K. McGillicuddy	Director	December 13, 2006

/s/ Krishna G. Palepu Krishna G. Palepu	Director	December 13, 2006

/s/ Alfred Woollacott III Alfred Woollacott III	Director	December 13, 2006

/s/ Mark S. Wrighton Mark S. Wrighton	Director	December 13, 2006