Form 10-Q
period 2006-12-31
BROOKS AUTOMATION INC
filed 2007-02-07
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 31, 2007:

Common stock, $0.01 par value	75,677,238 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31,	September 30,
	2006	2006
Assets
Current assets
Cash and cash equivalents	$134,118	$115,773
Marketable securities	33,956	68,280
Accounts receivable, net	120,177	113,440
Inventories, net	105,508	99,854
Current assets from discontinued operations	22,384	15,277
Prepaid expenses and other current assets	19,773	20,188

Total current assets	435,916	432,812

Property, plant and equipment, net	76,222	76,667
Long-term marketable securities	16,026	7,307
Goodwill	313,657	314,452
Intangible assets, net	88,388	92,213
Non-current assets from discontinued operations	42,065	42,047
Equity investment in Ulvac Cryogenics, Inc.	21,825	21,489
Other assets	5,598	5,590

Total assets	$999,697	$992,577

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$8	$11
Accounts payable	65,108	69,270
Deferred revenue	7,872	8,261
Accrued warranty and retrofit costs	11,895	11,608
Accrued compensation and benefits	18,172	25,999
Accrued restructuring costs	5,981	7,254
Accrued income taxes payable	15,153	17,773
Current liabilities from discontinued operations	22,027	21,223
Accrued expenses and other current liabilities	16,177	18,780

Total current liabilities	162,393	180,179

Long-term debt	9	2
Accrued long-term restructuring	8,370	9,289
Non-current liabilities from discontinued operations	1,014	963
Other long-term liabilities	2,697	2,616

Total liabilities	174,483	193,049

Contingencies (Note 12)
Minority interests	230	394

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 75,561,192 and 75,431,592 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	756	754
Additional paid-in capital	1,765,475	1,763,247
Accumulated other comprehensive income	16,913	15,432
Accumulated deficit	(958,160)	(980,299)

Total stockholders’ equity	824,984	799,134

Total liabilities, minority interests and stockholders’ equity	$999,697	$992,577

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2006	2005

Revenues
Product	$160,325	$84,811
Services	31,043	23,684

Total revenues	191,368	108,495

Cost of revenues
Product	108,424	69,269
Services	23,262	13,763

Total cost of revenues	131,686	83,032

Gross profit	59,682	25,463

Operating expenses
Research and development	13,090	9,208
Selling, general and administrative	30,996	25,627
Restructuring and acquisition-related charges	—	909

Total operating expenses	44,086	35,744

Income (loss) from continuing operations	15,596	(10,281)
Interest income	2,175	3,528
Interest expense	141	2,358
Equity in earnings of Ulvac Cryogenics, Inc.	371	222
Other (income) expense, net	542	411

Income (loss) from continuing operations before income taxes and minority interests	17,459	(9,300)
Income tax provision	644	324

Income (loss) from continuing operations before minority interests	16,815	(9,624)
Minority interests in loss of consolidated subsidiaries	(164)	(198)

Income (loss) from continuing operations	16,979	(9,426)
Income (loss) from discontinued operations, net of income taxes	5,160	(2,274)

Net income (loss)	$22,139	$(11,700)

Basic income (loss) per share from continuing operations	$0.23	$(0.14)
Basic income (loss) per share from discontinued operations	0.07	(0.03)

Basic net income (loss) per share	$0.30	$(0.18)

Diluted income (loss) per share from continuing operations	$0.23	$(0.14)
Diluted income (loss) per share from discontinued operations	0.07	(0.03)

Diluted net income (loss) per share	$0.30	$(0.18)

Shares used in computing income (loss) per share
Basic	74,595	66,112
Diluted	74,999	66,112
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$22,139	$(11,700)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,313	7,907
Stock-based compensation	2,143	2,475
Discount on marketable securities	(229)	(760)
Amortization of debt issuance costs	—	210
Undistributed earnings of joint venture	(371)	(222)
Minority interests	(164)	(198)
Loss on disposal of long-lived assets	313	97
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(13,699)	8,854
Inventories	(5,256)	6,084
Prepaid expenses and other current assets	1,271	(3,353)
Accounts payable	(4,237)	6,108
Deferred revenue	694	(2,994)
Accrued warranty and retrofit costs	274	(1,036)
Accrued compensation and benefits	(8,005)	(1,862)
Accrued restructuring costs	(2,201)	(2,738)
Accrued expenses and other current liabilities	(4,456)	1,201

Net cash provided by (used in) operating activities	(3,471)	8,073

Cash flows from investing activities
Purchases of property, plant and equipment	(3,984)	(2,881)
Acquisition of Helix Technology, cash acquired net of expenses	—	9,003
Acquisition of Synetics Solutions, net of cash acquired	(38)	—
Purchases of marketable securities	(75,580)	(206,834)
Sale/maturity of marketable securities	100,550	182,679
Decrease in other assets	—	(188)

Net cash provided by (used in) investing activities	20,948	(18,221)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(1)	(2)
Proceeds from issuance of common stock, net of issuance costs	367	626

Net cash provided by financing activities	366	624

Effects of exchange rate changes on cash and cash equivalents	502	795

Net increase (decrease) in cash and cash equivalents	18,345	(8,729)
Cash and cash equivalents, beginning of period	115,773	202,462

Cash and cash equivalents, end of period	$134,118	$193,733

Supplemental cash flow information
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$—	$447,949

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
     Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2006. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
Recently Enacted Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. On October 1, 2006, the Company adopted SFAS 154 and did not realize a material impact on its financial position or results of operations.
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
2. Stock Based Compensation
     Effect of Adoption of SFAS 123R, Share-Based Payment
     As of October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

     The following table reflects compensation expense recorded during the three months ended December 31, 2006 and 2005 in accordance with SFAS 123R (in thousands):

	Three months ended
	December 31,
	2006	2005
Stock options	$801	$1,863
Restricted stock	1,118	430
Employee stock purchase plan	224	182

	$2,143	$2,475

     Valuation Assumptions for Stock Options and Employee Stock Purchase Plans
     For the three months ended December 31, 2005, 217,000 stock options were granted. No stock options were granted during the three months ended December 31, 2006. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	December 31,
	2006	2005
Risk-free interest rate	n/a	4.4%
Volatility	n/a	55%
Expected life (years)	n/a	4.9
Dividend yield	n/a	0%
     The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	December 31,
	2006	2005
Risk-free interest rate	5.2%	3.7%
Volatility	40%	32%
Expected life	6 months	6 months
Dividend yield	0%	0%
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
     Equity Incentive Plans
     The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Under the equity incentive plans, stock options generally have a vesting period of 4 years and are exercisable for a period not to exceed 7 years from the date of issuance. Restricted stock awards generally vest over one to four years. At December 31, 2006, a total of 6,311,953 shares were reserved and available for the issuance of stock and restricted stock, which reflects an increase of 3,000,000 shares approved by the shareholders in March 2006.
     Stock Option Activity
     The following table summarizes stock option activity for the three months ended December 31, 2006:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at September 30, 2006	4,790,477	$21.51
Granted	—	—
Exercised	(30,156)	12.16
Forfeited/expired	(532,914)	24.96

Outstanding at December 31, 2006	4,227,407	$21.15
Options exercisable at December 31, 2006	3,605,715	$22.20

     The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$3.62 — $14.40	1,091,030	4.36	$11.24	$3,442	799,415	$10.88	$2,811
$14.45 — $24.02	1,034,837	4.33	$18.30	$—	712,281	$18.73	$—
$24.30 — $24.30	1,166,620	2.80	$24.30	$—	1,159,099	$24.30	$—
$24.91 — $59.44	934,920	1.68	$31.92	$—	934,920	$31.92	$—

$3.62 — $59.44	4,227,407	3.33	$21.15	$3,442	3,605,715	$22.20	$2,811
     The weighted average remaining contractual life of options exercisable at December 31, 2006 was 2.9 years.
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $14.40 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 799,415.
     The weighted average grant date fair value of options, as determined under SFAS No. 123R, granted during the three months ended December 31, 2005 was $6.61 per share. No stock options were granted during the three months ended December 31, 2006. The total intrinsic value of options exercised during the three month period ended December 31, 2006 and 2005 was $53,000 and $212,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2006 and 2005 was $367,000 and $626,000, respectively.
     As of December 31, 2006 future compensation cost related to nonvested stock options is approximately $5.0 million and will be recognized over an estimated weighted average period of 2.2 years.
     The Company settles employee stock option exercises with newly issued common shares.
     Restricted Stock Activity
     Restricted stock for the three months ended December 31, 2006 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of December 31, 2006 and changes during the three months ended December 31, 2006 is as follows:

	Three months ended
	December 31, 2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of year	895,750	$13.79
Awards granted	125,000	14.31
Awards vested	(75,250)	15.92
Awards canceled	(4,500)	13.36

Outstanding at end of period	941,000	$13.69
     The fair value of restricted stock awards vested during the three months ended December 31, 2006 and 2005 was $1.2 million for each quarter.
     As of December 31, 2006, the unrecognized compensation cost related to nonvested restricted stock is $9.5 million and will be recognized over an estimated weighted average amortization period of 2.7 years.

     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan enables eligible employees to purchase shares of the Company’s common stock. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2006. At December 31, 2006, a total of 1,448,238 shares were reserved and available for issuance under this plan, which reflects an increase of 750,000 shares approved by the shareholders in March 2006.
3. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the three months ended December 31, 2006 is as follows (in thousands):

Total
Balance at September 30, 2006	$314,452
Adjustments to goodwill:
Acquisition of Helix Technology	(833)
Acquisition of Synetics Solutions	38

Balance at December 31, 2006	$313,657

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2006			September 30, 2006
		Accumulated	Net book		Accumulated	Net book
	Cost	Amortization	value	Cost	Amortization	Value
Patents	$9,787	$6,770	$3,017	$9,787	$6,662	$3,125
Completed technology	66,846	17,124	49,722	66,846	14,793	52,053
License agreements	305	305	—	305	305	—
Trademark and trade names	4,962	1,175	3,787	4,962	980	3,982
Non-competition agreements	50	50	—	50	50	—
Customer relationships	36,500	4,638	31,862	36,500	3,447	33,053

	$118,450	$30,062	$88,388	$118,450	$26,237	$92,213

     Amortization expense for intangible assets was $3.8 million and $2.1 million for the three months ended December 31, 2006 and 2005, respectively.
4. Business Acquisitions
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
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$79.9
Property, plant and equipment	15.4
Intangible assets	84.4
Goodwill	276.0
Other assets	20.8

Total assets acquired	476.5

Current liabilities	17.3
Other liabilities	1.1

Total liabilities assumed	18.4

Total purchase price including acquisition costs	$458.1

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
     The consolidated financial statements include the results of Synetics from the date of acquisition and recognize the Company’s equity investment in YBA which began operations on September 21, 2006.

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

     Of the $17.4 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Core technology	$4.2	7 years weighted average estimated useful life
Customer and contract relationships	4.8	7 years weighted average estimated economic consumption life
Customer supply agreement	8.4	10 year weighted average estimated useful life

	$17.4

5. Property, Plant and Equipment
     Property, plant and equipment as of December 31, 2006 and September 30, 2006 were as follows (in thousands):

	December 31,	September 30,
	2006	2006
Buildings and land	$45,469	$45,421
Computer equipment and software	47,898	48,476
Machinery and equipment	40,875	40,475
Furniture and fixtures	12,093	12,078
Leasehold improvements	22,828	22,873
Construction in progress	8,499	5,380

	177,662	174,703
Less accumulated depreciation and amortization	(101,440)	(98,036)

Property, plant and equipment, net	$76,222	$76,667

     Depreciation expense was $4.3 million and $4.7 million for the three months ended December 31, 2006 and 2005, respectively.
6. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended
	December 31,
	2006	2005
Weighted average common shares outstanding used in computing basic earnings (loss) per share	74,595	66,112
Dilutive common stock options and restricted stock awards	404	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	74,999	66,112

     Approximately 3,847,000 and 5,451,000 options to purchase common stock and 0 and 32,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended December 31, 2006 and 2005, respectively, as their effect would be anti-dilutive. The 3,847,000 options for the three months ended December 31, 2006 had an exercise price greater than the average market price of the common stock. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt was excluded from this calculation for the three months ended December 31, 2005 as the effect of conversion would be anti-dilutive based on a conversion price of $70.23. These options and restricted stock could, however, become dilutive in future periods. The Company paid off the convertible debt in full on July 17, 2006.

7. Discontinued Operations
     Brooks Software Division
     On November 3, 2006, the Company’s Board of Directors committed to a formal plan of disposal of the Company’s software division, Brooks Software, and entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Applied Materials, Inc. (“Applied”), a Delaware corporation. Under the terms of the Purchase Agreement, the Company will divest and sell its software division, Brooks Software, to Applied for $125 million in cash consideration. The Company will transfer to Applied substantially all of its assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied will assume certain liabilities related to Brooks Software. The Company is selling its software division in order to focus on its core semiconductor-related hardware businesses. The Company expects to recognize a gain on disposal of the software division.
     Completion of the transaction is subject to several conditions, including clearance under applicable antitrust laws, and other customary closing conditions. The Company anticipates that the transaction will close by the end of the second fiscal quarter of 2007.
     Applied Materials purchases significant amounts of manufacturing equipment from the Company and is among Brooks’ largest customers for such products.
     The Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     Specialty Equipment and Life Sciences division (“SELS”)
     In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The summary of operating results from discontinued operations of the software division and SELS is as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Revenues	$21,534	$18,732
Gross profit	14,622	11,523
Income (loss) from discontinued operations, net of income taxes	5,160	(2,274)
     The income of $5,160,000 for the three months ended December 31, 2006 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2,100,000. There was no SELS activity for the three months ended December 31, 2006. For the three months ended December 31, 2005, there was $52,000 of SELS activity for revenue, gross profit and income from discontinued operations, net of tax.
     Assets and liabilities from discontinued operations are as follows (in thousands):

	December 31,	September 30,
	2006	2006
Current assets from discontinued operations	$22,384	$15,277
Non-current assets from discontinued operations	$42,065	$42,047
Current liabilities from discontinued operations	$22,027	$21,223
Non-current liabilities from discontinued operations	$1,014	$963

     Current assets include accounts receivable and other current assets. Current liabilities include accounts payable, deferred revenue, accrued vacation and other current liabilities. There were no SELS assets and liabilities from discontinued operations as of December 31, 2006 or September 30, 2006.
8. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Net income (loss)	$22,139	$(11,700)
Change in cumulative translation adjustment	1,345	(423)
Unrealized gain (loss) on marketable securities	135	323

	$23,619	$(11,800)

9. Restructuring-Related Charges and Accruals
     The Company did not incur restructuring-related charges to continuing operations in the three months ended December 31, 2006. The Company recorded a charge to continuing operations of $900,000 in the three months ended December 31, 2005. This charge consisted of $900,000 associated with the termination of 16 employees worldwide in sales, service and administrative functions, whose positions were made redundant as a result of the Helix acquisition, $300,000 for retention bonuses earned in the period by employees who had been notified of their termination, and a $300,000 reversal of previously accrued termination costs to employees which were settled at a reduced cost.
     The Company recorded a charge to operations of $300,000 related to the discontinued software business for the three month period ended December 31, 2005. This charge consisted of $100,000 associated with the termination of 6 employees as part of an overall restructuring program begun in the previous quarter, $400,000 for retention bonuses earned in the period by employees who had been notified of their termination, and a $200,000 reversal of previously accrued termination costs to employees whose termination was cancelled or settled at a reduced cost.
     The activity for the three months ended December 31, 2006 and 2005 related to the Company’s restructuring-related accruals is summarized below:

	Activity — Three Months Ended December 31, 2006
	Balance			Balance
	September 30,			December 31,
	2006	Expense	Utilization	2006
Facilities	$13,697	$—	$(1,211)	$12,486
Workforce-related	2,846	20	(1,001)	1,865

	$16,543	$20	$(2,212)	$14,351

	Activity — Three Months Ended December 31, 2005
	Balance					Balance
	September 30,					December 31,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2005
Facilities	$15,045	$—	$—	$—	$(1,085)	$13,960
Workforce-related	8,429	1,708	1,749	(486)	(2,878)	8,522

	$23,474	$1,708	$1,749	$(486)	$(3,963)	$22,482

     Workforce related charges include $20,000 and $313,000 for the three months ended December 31, 2006 and 2005, respectively, related to discontinued operations.

     The Company expects the majority of the remaining severance costs totaling $1,900,000 will be paid over the next twelve months. The expected facilities costs, totaling $12,500,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
10. Employee Benefit Plans
     The components of the Company’s net pension cost relating to a noncontributory defined benefit pension plan acquired with the Helix acquisition for the three months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three months ended	Three months ended
	December 31, 2006	December 31, 2005
Service cost	$63	$389
Interest cost	174	257
Expected return on assets	(250)	(183)

Net periodic pension cost	$(13)	$463

     In conjunction with the acquisition of Helix, the Company closed the defined benefit pension plan to new hires and approved the decision to freeze the plan such that no further benefits would accrue after October 31, 2006. The impact of this decision has been reflected in the purchase price allocation described in Note 4.
     The Company does not expect to make contributions to the pension plan in fiscal 2007 given that the plan has been frozen.
11. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2006	2006
Accounts receivable	$121,670	$115,149
Less allowances	1,493	1,709

	$120,177	$113,440

Inventories
Raw materials and purchased parts	$48,428	$48,996
Work-in-process	33,108	25,064
Finished goods	23,972	25,794

	$105,508	$99,854

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three months ended December 31, 2006 and 2005 is as follows (in thousands):

Activity — Three Months Ended December 31, 2006
Balance			Balance
September 30,			December 31,
2006	Accruals	Settlements	2006
$11,608	$3,280	$(2,993)	$11,895

Activity — Three Months Ended December 31, 2005
Balance			Balance
September 30,			December 31,
2005	Accruals	Settlements	2005
$9,782	$1,980	$(1,771)	$9,991

     The accrual of $1,980,000 for the three months ended December 31, 2005 includes the acquired warranty liability of $1,262,000 from Helix at date of acquisition.
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
     Proceedings Relating to Equity Incentive Practices and the Restatement
     On May 12, 2006, the Company announced that it had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information in connection with an informal inquiry by that office regarding a loan the Company previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, the Company was informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to the Company and to the Special Committee of the Board of Directors, which had previously been formed on March 8, 2006, requesting documents related to the Company’s stock option grant practices and to the loan to Mr. Therrien.
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
     On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, President and Chief Operating Officer of the Company’s Enterprise Software Group, and Thomas S. Grilk, Secretary and General Counsel of the Company, current Officers of the Company; current employee Michael W. Pippins, Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants served motions to dismiss and, in response, Plaintiffs have moved for leave to amend their Complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as Defendants Richard C. Small, Senior Vice President and Corporate Controller of the Company, and Mr. Woolacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of the Company. If the Court grants Plaintiffs leave to file an amended complaint, Defendants, including the Company, anticipate filing motions to dismiss directed at the amended complaint.
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
     The District Court issued an Order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006; the Defendants named therein are: Mr. Allen, Mr. Grady, Mr. Lepofsky, Mr. Martin, Mr. McGillicuddy, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Woodbury, Mr. Therrien, Mr. Emerick, Mr. Khoury, and Mr. Werner. The Consolidated Verified Shareholder Derivative Complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and seeks, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, Plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. On December 27, 2006, the Court granted Defendants’ motion to stay the federal derivative actions in favor of the first-filed state derivative action described above.

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
     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. As of this date, the Company has not been served with the complaint. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff has until February 12, 2007 to file a Consolidated Amended Complaint.
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
     Matter to which the Company is Not a Party
     Jenoptik-Asyst Litigation
     The Company acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. However, Asyst appealed the adverse judgment to the Court of Appeals for the Federal Circuit. In its decision on that appeal the Court of Appeals affirmed a portion of the District Court’s grant of summary judgment in favor of Jenoptik but also reversed another portion of that judgment and reinstated one of Asyst’s other claims. On the basis of that order and the claim construction guidance furnished by the Court of Appeals, the District Court issued an order granting summary judgment in favor of Asyst on one of its infringement claims against Jenoptik.
     The Company had received notice that Asyst might amend its complaint in this Jenoptik litigation to name Brooks as an additional defendant, but no such action was ever taken. Based on the Company’s investigation of Asyst’s allegations, the Company does not believe it is infringing any claims of Asyst’s patents. Asyst may decide to seek to prohibit the Company from developing, marketing and using the IridNet product without a license. The Company cannot guarantee that a license would be available to Brooks on reasonable terms, if at all. In any case, the Company could face litigation with Asyst. Jenoptik has agreed to indemnify the Company for any loss Brooks may incur in this action.

13. Subsequent Events
     On January 5, 2007, Brooks announced that it had received a request for additional information, commonly referred to as a Second Request, from the Antitrust Division of the U.S. Department of Justice (DOJ) in connection with Brooks’ pending sale of its Software Division to Applied Materials, Inc. The Second Request was issued under notification requirements of the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (HSR Act). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Brooks has substantially complied with the Second Request and Applied Materials has substantially complied with the Second Request that it has received, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. Brooks intends to respond expeditiously to the Second Request and to work towards a prompt closing of the proposed transaction, which Brooks anticipates will occur by the end of the second fiscal quarter of 2007.
     In addition, on February 6, 2007, the Company announced that competition authorities have cleared the transaction, or the applicable waiting period has passed without action by applicable competition authorities, in each of the foreign jurisdictions where a filing was required.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K and which are incorporated herein by reference and summarized in Part II, Item 1A of this report. Precautionary statements made in our Annual Report on Form 10-K or in Part II, Item 1A of this report should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Overview
     Brooks Automation, Inc. (“Brooks”, “we”, “us” or “our”) is a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. We supply products and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. We are a technology and market leader with offerings ranging from individual hardware and software modules to fully integrated systems as well as services to install and support our products world-wide. Although our core business addresses the increasingly complex automation and integrated subsystems requirements of the global semiconductor industry, we also provide solutions for a number of related industries, including the flat panel display manufacturing, data storage and certain other industries which have complex manufacturing environments.
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
     We offer a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Our automation hardware products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments that are sold to equipment manufacturers. The Company also provides hardware directly to fabs including equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Our vacuum products and subsystems include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum, and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Additionally, the Company leverages its domain knowledge and manufacturing expertise enhanced by the acquisition of Synetics Solutions, to build customer-designed automation (“CDA”) systems, or contract automation systems, in a program designed to help customers outsource their automation. The primary customers for these solutions are manufacturers of process equipment. Finally, the global customer service offerings provide customers with support for all our hardware offerings.
     We are currently focusing our major efforts in the following aspects of our business:
•	Implementing global sourcing and manufacturing efficiency through expanded operations in the U.S., Mexico and Asia to be close to the customer;

•	Expanding our vacuum business globally with new products and new channels such as the newly formed joint venture in Japan with Yaskawa; and

•	Expanding our sales of equipment automation to the larger vertically integrated OEMs with new integrated sub-system, and automation system platforms, and through our CDA business.
Recent Developments
     On November 3, 2006, the Company’s Board of Directors committed to a formal plan of disposal of our software division, Brooks Software, and entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Applied Materials, Inc. (“Applied”), a Delaware corporation. Under the terms of the Purchase Agreement, we will divest and sell our software division, Brooks Software, to Applied for $125 million in cash consideration. We will transfer to Applied substantially all of our assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied will assume certain liabilities related to Brooks Software. We are selling our software division in order to focus on our core semiconductor-related hardware businesses. We expect to recognize a gain on disposal of the software division.
     Completion of the transaction is subject to several conditions, including clearance under applicable antitrust laws, and other customary closing conditions. We anticipate closing the transaction by the end of the second fiscal quarter of 2007.
     Applied Materials purchases significant amounts of manufacturing equipment from us and is among our largest customers for such products.
Three Months Ended December 31, 2006, Compared to Three Months Ended December 31, 2005
Revenues
     We reported revenues of $191.4 million for the three months ended December 31, 2006, compared to $108.5 million in the three months ended December 31, 2005, a 76.4% increase. The increase reflects additional revenues of approximately $19.0 million and $25.0 million related to the Helix and Synetics acquisitions respectively, along with higher revenues from legacy Brooks business of approximately $39.0 million due to higher demand for semiconductor capital equipment primarily from large OEM equipment suppliers.
     Product revenues increased $75.5 million, or 89.0%, to $160.3 million, in the three months ended December 31, 2006, from $84.8 million in the three months ended December 31, 2005. The increase reflects additional revenues of approximately $14.0 million and $24.0 million related to the Helix and Synetics acquisitions respectively, along with higher revenues from legacy Brooks product of approximately $37.0 million due to higher demand for semiconductor capital equipment.
     Service revenues increased $7.4 million, or 31.1%, to $31.1 million in the three months ended December 31, 2006. The increase reflects additional revenues of approximately $5.0 million and $1.0 million related to the Helix and Synetics acquisitions respectively, along with higher revenues from legacy Brooks services of approximately $2.0 million.

     Revenues outside the United States were $76.4 million, or 39.9% of revenues, and $46.9 million, or 43.2% of revenues, in the three months ended December 31, 2006 and 2005, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.
Gross Margin
     Gross margin dollars increased to $59.7 million for the three months ended December 31, 2006, or $62.0 million net of $2.3 million of completed technology amortization, compared to $25.5 million for the three months ended December 31, 2005, or $34.0 million net of a $7.0 million charge to write-off approximately two-thirds of the step-up in inventory related to the Helix acquisition and $1.5 million of completed technology amortization. Gross margin percentage increased to 31.2% for the three months ended December 31, 2006, compared to 23.5% for the three months ended December 31, 2005. Excluding the $7.0 million inventory write-off taken in the first quarter of fiscal 2006 and the amortization of completed technology, the overall increase in gross margin of $28.0 million reflects the additional gross margin from the Helix acquisition of approximately $6.0 million, plus the additional gross margin from the Synetics acquisition of approximately $4.0 million, along with the higher margin of approximately $18.0 million associated with legacy Brooks business due primarily to higher revenues.
     Gross margin on product revenues was $51.9 million or 32.4% for the three months ended December 31, 2006, compared to $15.6 million or 18.3% for the prior year. This increase reflects the additional gross margin from the Helix acquisition of approximately $12.0 million which includes the impact of a $7.0 million charge taken in the first quarter of fiscal year 2006 to write-off approximately two-thirds of the step-up in inventory related to the Helix acquisition, plus the additional gross margin from the Synetics acquisition of approximately $4.0 million, along with the higher margin of approximately $20.0 million associated with legacy Brooks business due primarily to higher revenues.
     Gross margin on service revenues was $7.8 million or 25.1% for the three months ended December 31, 2006, compared to $9.9 million or 41.9% in the three months ended December 31, 2005. The decrease in gross margin dollars and percentage is primarily attributable to higher materials costs incurred on customer service, upgrade and repair programs as well as higher warranty-related spending.
Research and Development
     Research and development expenses for the three months ended December 31, 2006, were $13.1 million, an increase of $3.9 million, compared to $9.2 million in the three months ended December 31, 2005. Research and development expenses decreased as a percentage of revenues, to 6.8%, from 8.5% in the three months ended December 31, 2005. The increase in absolute spending is primarily attributable to the additional spending of $1.0 million related to the Synetics acquisition, $0.9 million related to the Helix acquisition, along with higher spending of approximately $2.0 million associated with legacy Brooks products. The decrease as a percentage of revenues was primarily the result of our continued focus on controlling costs and refocusing our development efforts to be more efficient as well as higher revenue levels against which these costs are measured.
Selling, General and Administrative
     Selling, general and administrative expenses were $31.0 million for the three months ended December 31, 2006, an increase of $5.4 million, compared to $25.6 million in the three months ended December 31, 2005. Selling, general and administrative expenses decreased as a percentage of revenues, to 16.2% in the three months ended December 31, 2006, from 23.6% in the three months ended December 31, 2005. The increase in absolute spending is primarily attributable to the additional spending of approximately $3.0 million related to the Helix acquisition, an additional $1.9 million related to the Synetics acquisition, higher management incentive charges of $2.1 million, offset by the elimination of redundant costs following the Helix acquisition. The decrease as a percentage of revenues reflects our efforts to eliminate redundant costs following the Helix acquisition and our continuing focus on controlling costs as well as higher revenue levels against which these costs are measured.

Restructuring Charges
     There were no restructuring-related charges to continuing operations incurred in the three months ended December 31, 2006. We recorded charges to continuing operations of $0.9 million for the three month period ended December 31, 2005 for costs incurred related to workforce reductions.
Interest Income and Expense
     Interest income decreased by $1.3 million, to $2.2 million, in the three months ended December 31, 2006, from $3.5 million in the three months ended December 31, 2005, as a result of lower investment balances due to the repayment of the Convertible Subordinated Notes in the quarter ended September 30, 2006. Interest expense decreased by $2.2 million, to $0.1 million in the three months ended December 31, 2006, from $2.3 million in the three months ended December 31, 2005. The expense incurred in the prior period related primarily to the 4.75% Convertible Subordinated Notes which were paid off in the quarter ended September 30, 2006.
Equity in Earnings of Ulvac Cryogenics, Inc.
     We participate in a joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan, which was part of the acquired operations of Helix in October 2005. Income associated with our 50% interest in UCI was $0.4 million and $0.2 million in the three months ended December 31, 2006 and 2005, respectively.
Other (Income) Expense
     We recorded other expense, net of $0.5 million in the three months ended December 31, 2006, compared to other expense, net of $0.4 million in the three months ended December 31, 2005. In the current quarter, foreign exchange losses of $1.2 million were offset by the receipt of principal repayments on notes that had been previously written-off of $0.7 million. In the three months ended December 31, 2005, an accrual of $1.6 million related to a legal contingency was offset by the receipt of $0.5 million of principal repayment on a note that had been previously written off, $0.5 million of foreign exchange gains, and a $0.2 million gain on the sale of an investment in a Taiwanese company.
Income Tax Provision
     We recorded an income tax provision of $0.6 million in the three months ended December 31, 2006 and an income tax provision of $0.3 million in the three months ended December 31, 2005. The tax provision recorded for both periods was primarily due to alternative minimum taxes along with foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2006, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2007 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statements of operations.
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
Discontinued Operations
     We recorded income from the operation of our discontinued software business of $5.2 million for the three months ended December 31, 2006 compared to a loss of $2.3 million associated with our discontinued software business offset by a gain of $0.1 million from the operations of our discontinued SELS business for the three months ended December 31, 2005. The favorable change in the software business is primarily the result of higher margin of $2.6 million on higher revenues of $2.8 million, lower amortization of completed technology of $0.5 million, reduced R&D and SG&A spending of $1.7 million, and the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2.1 million.
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
     At December 31, 2006, we had cash, cash equivalents and marketable securities aggregating $184.1 million. This amount was comprised of $134.1 million of cash and cash equivalents, $34.0 million of investments in short-term marketable securities and $16.0 million of investments in long-term marketable securities. At September 30, 2006, we had cash, cash equivalents and marketable securities totaling $191.4 million. This amount was comprised of $115.8 million of cash and cash equivalents, $68.3 million of investments in short-term marketable securities and $7.3 million of investments in long-term marketable securities
     Cash used in operations was $3.5 million for the three months ended December 31, 2006, and was primarily attributable to our net working capital changes resulting in a decrease in cash of $35.6 million. This change in working capital was primarily the result of increased accounts receivable balances of $13.7 million. Other changes in working capital included decreases in accrued compensation and benefits of $8.0 million primarily the result of payments associated with our management incentive plan of $9.0 million, decreased accounts payable levels of $4.2 million and an increased inventory balance of $5.3 million. The change in working capital was partially offset by net income of $22.1 million, adjusted for non-cash depreciation and amortization of $8.3 million and compensation expense related to common stock and options of $2.1 million.
     Cash provided by investing activities was $20.9 million for the three months ended December 31, 2006, and is principally comprised of net sales/maturities of marketable securities of $25.0 million which was partially offset by $4.0 million used for capital additions.
     Cash provided by financing activities was $0.4 million for the three months ended December 31, 2006.
     While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.
     At December 31, 2006, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
     We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. In addition, we expect to receive $125.0 million from the sale of the software division during the second fiscal quarter of 2007. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. In addition, we are subject to litigation related to our stock-based compensation restatement which could have an adverse affect on our existing resources.
Recently Enacted Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20,

Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. On October 1, 2006, we adopted SFAS 154 and did not realize a material impact on our financial position or results of operations.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms.
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
     Regulatory Proceedings
     On May 12, 2006, we announced that the Company had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to us in connection with an informal inquiry by that office regarding a loan we previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, we were informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to the Company and to the Special Committee of the Board of Directors, which had previously been formed on March 8, 2006, requesting documents related to the Company’s stock option grant practices and to the loan to Mr. Therrien.
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
     On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, President and Chief Operating Officer of the Company’s Enterprise Software Group, and Thomas S. Grilk, Secretary and General Counsel of the Company, current Officers of the Company; current employee Michael W. Pippins, Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael W. Pippins and Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants served motions to dismiss and, in response, Plaintiffs have moved for leave to amend their Complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as Defendants Richard C. Small, Senior Vice President and Corporate Controller of the Company, and Mr. Woolacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of the Company. If the Court grants Plaintiffs leave to file an amended complaint, Defendants, including the Company, anticipate filing motions to dismiss directed at the amended complaint.

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
     The District Court issued an Order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006; the Defendants named therein are: Mr. Allen, Mr. Grady, Mr. Lepofsky, Mr. Martin, Mr. McGillicuddy, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Woodbury, Mr. Therrien, Mr. Emerick, Mr. Khoury, and Mr. Werner. The Consolidated Verified Shareholder Derivative Complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and seeks, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, Plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. On December 27, 2006, the Court granted Defendants’ motion to stay the federal derivative actions in favor of the first-filed state derivative action described above.
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
     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. As of this date, the Company has not been served with the complaint. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff has until February 12, 2007 to file a Consolidated Amended Complaint.
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
     Matter to which the Company is Not a Party
     Jenoptik-Asyst Litigation

     We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. However, Asyst appealed the adverse judgment to the Court of Appeals for the Federal Circuit. In its decision on that appeal the Court of Appeals affirmed a portion of the District Court’s grant of summary judgment in favor of Jenoptik but also reversed another portion of that judgment and reinstated one of Asyst’s other claims. On the basis of that order and the claim construction guidance furnished by the Court of Appeals, the District Court issued an order granting summary judgment in favor of Asyst on one of its infringement claims against Jenoptik.
     We had received notice that Asyst might amend its complaint in this Jenoptik litigation to name us as an additional defendant, but no such action was ever taken. Based on our investigation of Asyst’s allegations, we do not believe we are infringing any claims of Asyst’s patents. Asyst may decide to seek to prohibit us from developing, marketing and using the IridNet product without a license. We cannot guarantee that a license would be available to us on reasonable terms, if at all. In any case, we could face litigation with Asyst. Jenoptik has agreed to indemnify us for any loss we may incur in this action.
Item 1A. Risk Factors
     The following risk factors are a summary of the risk factors disclosed in our Annual report on Form 10-K for the fiscal year ended September 30, 2006.
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
Risks Relating to Our Industry
•	Due in part to the cyclical nature of the semiconductor manufacturing industry and related industries, we have incurred substantial operating losses in past years and may have future losses.

•	We face substantial competition which may lead to price pressure and otherwise adversely affect our sales.
Risks Relating to Brooks
•	Our operating results could fluctuate significantly, which could negatively impact our business.

•	Delays and technical difficulties in our products and operations may result in lost revenue, lost profit, delayed or limited market acceptance or product liability claims.

•	If we do not continue to introduce new products and services that reflect advances in technology in a timely and effective manner, our products and services will become obsolete and our operating results will suffer.

•	The global nature of our business exposes us to multiple risks. As we increase the number of manufacturing facilities that we operate in other countries, there is an increased risk that we will experience delays in production, which could in turn have an adverse impact on the timing of deliveries to customers and on the ability of customers to meet their own delivery requirements.

•	Our business could be materially harmed if we fail to adequately integrate the operations of the businesses that we have acquired or may acquire.

•	The delay or cancellation of the planned divestiture of the Brooks Software Division due to objections raised by competition law authorities such as the U.S. Department of Justice could adversely affect our business or our financial results.

•	Failure to retain key personnel could impair our ability to execute our business strategy.

•	We face risks related to the restatement of our financial statements and the pending SEC and US Attorney investigations regarding our past practices with respect to equity incentives.

•	We face litigation risks relating to our past practices with respect to equity incentives that could have a material adverse effect on the Company.
Risks Relating to Our Customers
•	Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.

•	Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

•	Customers generally do not make long term commitments to purchase our products and our customers may cease purchasing our products at any time.
Other Risks
•	We may be subject to claims of infringement of third-party intellectual property rights, or demands that we license third-party technology, which could result in significant expense and prevent us from using our technology.
                    Jenoptik-Asyst Litigation
     We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. However, Asyst appealed the adverse judgment to the Court of Appeals for the Federal Circuit. In its decision on that appeal the Court of Appeals affirmed a portion of the District Court’s grant of summary judgment in favor of Jenoptik but also reversed another portion of that judgment and reinstated one of Asyst’s other claims. On the basis of that order and the claim construction guidance furnished by the Court of Appeals, the District Court issued an order granting summary judgment in favor of Asyst on one of its infringement claims against Jenoptik.
     We had received notice that Asyst might amend its complaint in this Jenoptik litigation to name Brooks as an additional defendant, but no such action was ever taken. Based on our investigation of

Asyst’s allegations, we do not believe we are infringing any claims of Asyst’s patents. Asyst may decide to seek to prohibit us from developing, marketing and using the IridNet product without a license. We cannot guarantee that a license would be available to us on reasonable terms, if at all. In any case, we could face litigation with Asyst. Jenoptik has agreed to indemnify us for any loss we may incur in this action.
•	Our failure to protect our intellectual property could adversely affect our future operations.

•	If the site of the majority of our manufacturing operations were to experience a significant disruption in operations, our business could be materially harmed.

•	Our business could be materially harmed if one or more key suppliers fail to deliver key components.

•	We are exposed to potential risks and we will continue to incur increased costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

•	Our stock price is volatile.

•	Provisions in our organizational documents and contracts may make it difficult for someone to acquire control of us.

•	We will incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the stockholders of the Company was held on February 5, 2007. At this meeting, the stockholders were asked to and did vote on the following proposals:
1.	To elect eight directors to serve for the ensuing year and until their successors are duly elected.

A. Clinton Allen Votes For:	61,100,827
Withheld:	10,135,561
Edward C. Grady Votes For:	70,021,695
Withheld:	1,214,693
Robert J. Lepofsky Votes For:	49,167,851
Withheld:	22,068,537
Joseph R. Martin Votes For:	64,346,466
Withheld:	6,889,922
John K. McGillicuddy Votes For:	68,337,213
Withheld:	2,899,175
Krishna G. Palepu Votes For:	67,096,141
Withheld;	4,140,247
Alfred Woollacott, III Votes For:	69,968,111
Withheld:	1,268,277
Mark S. Wrighton Votes For:	66,927,721
Withheld:	4,308,667
2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the 2007 fiscal year.

Votes For:	65,723,760
Votes Against:	5,465,575
Abstentions:	47,053
     Item 6. Exhibit
     The following exhibits are included herein:

Exhibit No.	Description
2.1	Asset Purchase Agreement between Applied Materials, Inc. and Brooks Automation, Inc. dated November 3, 2006 (incorporated by reference to Exhibit 2.1 of Brooks’ current report on Form 8-K, filed on November 9, 2006).

3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.03 of Brooks’ registration statement on Form S-3, filed on August 27, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.3 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.4 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.5 of Brooks’ registration statement on Form S-4, filed

Exhibit No.	Description
on August 30, 2005).

3.6	Certificate of Ownership and Merger of PRI Automation, Inc. into Brooks (incorporated herein by reference to Exhibit 3.6 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Brooks (incorporated by reference to Exhibit 4.13 of Brooks’ registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).

3.8	Certificate of Change of Registered Agent and Registered Office of Brooks (incorporated herein by reference to Exhibit 3.8 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.9	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated by reference to Exhibit 3.01 of Brooks’ quarterly report for the quarterly period ended March 31, 2003, filed on May 13, 2003).

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

10.1	Second Amended and Restated Employment Agreement by and between Brooks Automation, Inc. and Edward C. Grady, as of October 18, 2006 (incorporated herein by reference to Exhibit 10.1 of Brooks’ current report on Form 8-K, filed on October 20, 2006).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: February 7, 2007	/s/ EDWARD C. GRADY
Edward C. Grady
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: February 7, 2007	/s/ ROBERT W. WOODBURY, JR.
Robert W. Woodbury, Jr.
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement between Applied Materials, Inc. and Brooks Automation, Inc. dated November 3, 2006 (incorporated by reference to Exhibit 2.1 of Brooks’ current report on Form 8-K, filed on November 9, 2006).

3.1	Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.03 of Brooks’ registration statement on Form S-3, filed on August 27, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.3 of Brooks’ registration statement on Form S-4, filed on August 30, 2005, as amended September 22, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.4 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Brooks (incorporated herein by reference to Exhibit 3.5 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.6	Certificate of Ownership and Merger of PRI Automation, Inc. into Brooks (incorporated herein by reference to Exhibit 3.6 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Brooks (incorporated by reference to Exhibit 4.13 of Brooks’ registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).

3.8	Certificate of Change of Registered Agent and Registered Office of Brooks (incorporated herein by reference to Exhibit 3.8 of Brooks’ registration statement on Form S-4, filed on August 30, 2005).

3.9	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated by reference to Exhibit 3.01 of Brooks’ quarterly report for the quarterly period ended March 31, 2003, filed on May 13, 2003).

3.10	Certificate of Amendment of Certificate of Incorporation of Brooks (incorporated herein by reference to Exhibit 3.1 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

3.13	Brooks Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of Brooks’ current report on Form 8-K, filed on October 26, 2005).

10.1	Second Amended and Restated Employment Agreement by and between Brooks Automation, Inc. and Edward C. Grady, as of October 18, 2006 (incorporated herein by reference to Exhibit 10.1 of Brooks’ current report on Form 8-K, filed on October 20, 2006).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications