Form 10-Q
period 2007-03-31
BROOKS AUTOMATION INC
filed 2007-05-10
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________
Commission File Number 0-25434
BROOKS AUTOMATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3040660

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 30, 2007:

Common stock, $0.01 par value	75,821,598 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31,	September 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$252,681	$115,773
Marketable securities	60,477	68,280
Accounts receivable, net	137,548	113,440
Inventories, net	104,820	99,854
Current assets from discontinued operations	—	15,277
Prepaid expenses and other current assets	22,501	20,188

Total current assets	578,027	432,812

Property, plant and equipment, net	79,523	76,667
Long-term marketable securities	7,634	7,307
Goodwill	315,547	314,452
Intangible assets, net	84,590	92,213
Non-current assets from discontinued operations	—	42,047
Equity investment in Ulvac Cryogenics, Inc.	21,546	21,489
Other assets	5,747	5,590

Total assets	$1,092,614	$992,577

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$6	$11
Accounts payable	54,455	69,270
Deferred revenue	7,524	8,261
Accrued warranty and retrofit costs	12,204	11,608
Accrued compensation and benefits	25,519	25,999
Accrued restructuring costs	4,637	7,254
Accrued income taxes payable	19,496	17,773
Current liabilities from discontinued operations	—	21,223
Accrued expenses and other current liabilities	18,496	18,780

Total current liabilities	142,337	180,179

Long-term debt	—	2
Accrued long-term restructuring	10,436	9,289
Non-current liabilities from discontinued operations	—	963
Other long-term liabilities	3,202	2,616

Total liabilities	155,975	193,049

Contingencies (Note 12)
Minority interests	446	394

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 75,786,372 and 75,431,592 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	758	754
Additional paid-in capital	1,770,557	1,763,247
Accumulated other comprehensive income	15,251	15,432
Accumulated deficit	(850,373)	(980,299)

Total stockholders’ equity	936,193	799,134

Total liabilities, minority interests and stockholders’ equity	$1,092,614	$992,577

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues
Product	$160,623	$120,359	$320,948	$205,170
Services	34,303	28,413	65,346	52,097

Total revenues	194,926	148,772	386,294	257,267

Cost of revenues
Product	109,665	85,779	218,089	155,048
Services	22,771	17,110	46,033	30,873

Total cost of revenues	132,436	102,889	264,122	185,921

Gross profit	62,490	45,883	122,172	71,346

Operating expenses
Research and development	13,278	10,908	26,368	20,116
Selling, general and administrative	30,562	27,701	61,558	53,328
Restructuring and acquisition-related charges	3,040	1,947	3,040	2,856

Total operating expenses	46,880	40,556	90,966	76,300

Operating income (loss) from continuing operations	15,610	5,327	31,206	(4,954)
Interest income	2,355	3,570	4,530	7,098
Interest expense	314	2,388	455	4,746
Equity in earnings of Ulvac Cryogenics, Inc.	179	250	550	472
Other (income) expense, net	383	(654)	925	(243)

Income (loss) from continuing operations before income taxes and minority interests	17,447	7,413	34,906	(1,887)
Income tax provision	1,480	868	2,124	1,192

Income (loss) from continuing operations before minority interests	15,967	6,545	32,782	(3,079)
Minority interests in income (loss) of consolidated subsidiaries	216	(568)	52	(766)

Income (loss) from continuing operations	15,751	7,113	32,730	(2,313)
Income (loss) from discontinued operations, net of income taxes	8,138	(2,761)	13,298	(5,035)
Gain on sale of discontinued operations, net of income taxes	83,898	—	83,898	—

Income (loss) from discontinued operations, net of income taxes	92,036	(2,761)	97,196	(5,035)

Net income (loss)	$107,787	$4,352	$129,926	$(7,348)

Basic income (loss) per share from continuing operations	$0.21	$0.10	$0.44	$(0.03)
Basic income (loss) per share from discontinued operations	1.23	(0.04)	1.30	(0.07)

Basic net income (loss) per share	$1.44	$0.06	$1.74	$(0.10)

Diluted income (loss) per share from continuing operations	$0.21	$0.10	$0.44	$(0.03)
Diluted income (loss) per share from discontinued operations	1.22	(0.04)	1.29	(0.07)

Diluted net income (loss) per share	$1.43	$0.06	$1.73	$(0.10)

Shares used in computing income (loss) per share
Basic	74,766	74,371	74,680	70,174
Diluted	75,327	74,595	75,173	70,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$129,926	$(7,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,242	15,474
Stock-based compensation	4,070	4,112
Discount on marketable securities	(571)	(1,745)
Amortization of debt issuance costs	—	419
Undistributed earnings of joint venture	(550)	(472)
Minority interests	52	(766)
Loss on disposal of long-lived assets	476	190
Gain on sale of software division, net	(81,813)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(21,725)	(17,649)
Inventories	(6,092)	3,511
Prepaid expenses and other current assets	(8,110)	(8,738)
Accounts payable	(14,999)	13,805
Deferred revenue	4,434	5,045
Accrued warranty and retrofit costs	590	(387)
Accrued compensation and benefits	(938)	2,251
Accrued restructuring costs	(1,474)	(5,140)
Accrued expenses and other current liabilities	(1,478)	4,944

Net cash provided by operating activities	18,040	7,506

Cash flows from investing activities
Purchases of property, plant and equipment	(12,180)	(5,320)
Proceeds from the sale of software division	119,090	—
Acquisition of Helix Technology, cash acquired net of expenses	—	8,886
Acquisition of Synetics Solutions, net of cash acquired	(38)	—
Purchases of marketable securities	(128,221)	(545,883)
Sale/maturity of marketable securities	136,055	509,974
Purchases of intangibles	15	—

Net cash provided by (used in) investing activities	114,721	(32,343)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(2)	(3)
Proceeds from issuance of common stock, net of issuance costs	3,530	2,274

Net cash provided by financing activities	3,528	2,271

Effects of exchange rate changes on cash and cash equivalents	619	647

Net increase (decrease) in cash and cash equivalents	136,908	(21,919)
Cash and cash equivalents, beginning of period	115,773	202,462

Cash and cash equivalents, end of period	$252,681	$180,543

Supplemental cash flow information
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$—	$447,949

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
     An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Retrospective application is not permitted. The Company is currently evaluating the provisions of SFAS 158.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on its financial position and results of operations.
2. Stock Based Compensation
     As of October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

     The following table reflects compensation expense recorded during the three and six months ended March 31, 2007 and 2006 in accordance with SFAS 123R (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Stock options	$640	$968	$1,441	$2,876
Restricted stock	1,059	477	2,177	861
Employee stock purchase plan	228	193	452	375

	$1,927	$1,638	$4,070	$4,112

     Equity Incentive Plans
     The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Under the equity incentive plans, stock options generally have a vesting period of 4 years and are exercisable for a period not to exceed 7 years from the date of issuance. Restricted stock awards generally vest over one to four years. At March 31, 2007, a total of 6,465,658 shares were reserved and available for the issuance of stock and restricted stock.
     Stock Option Activity
     The following table summarizes stock option activity for the six months ended March 31, 2007:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at September 30, 2006	4,790,477	$21.51
Granted	—	—
Exercised	(183,288)	11.61
Forfeited/expired	(684,709)	23.52

Outstanding at March 31, 2007	3,922,480	$21.63
Options exercisable at March 31, 2007	3,471,992	$22.50
     The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$3.62 — $17.15	1,135,767	4.41	$11.97	$5,883	842,198	$11.60	$4,673
$17.22 — $24.02	714,928	3.79	$19.31	$—	563,644	$19.62	$—
$24.30 — $24.30	1,144,798	2.57	$24.30	$—	1,139,163	$24.30	$—
$24.91 — $59.44	926,987	1.44	$31.94	$—	926,987	$31.94	$—

$3.62 — $59.44	3,922,480	3.06	$21.63	$5,883	3,471,992	$22.50	$4,673
     The weighted average remaining contractual life of options exercisable at March 31, 2007 was 2.7 years.
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $17.15 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three months ended March 31, 2007 and 2006. The weighted average grant date fair value of options, as determined under SFAS 123R, granted during the six months ended March 31, 2006 was $6.61 per share. No stock options were granted during the six months ended March 31, 2007. The total intrinsic value of options exercised during the three month period ended March 31, 2007 and 2006 was $690,000 and $124,000, respectively. The total intrinsic value of options exercised during the six month period ended March 31, 2007 and 2006 was $743,000 and $336,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2007 and 2006 was $1,762,000 and

$436,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2007 and 2006 was $2,129,000 and $1,062,000, respectively.
     As of March 31, 2007 future compensation cost related to nonvested stock options is approximately $4.1 million and will be recognized over an estimated weighted average period of 2.1 years.
     The Company settles employee stock option exercises with newly issued common shares.
     Restricted Stock Activity
     Restricted stock for the six months ended March 31, 2007 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of March 31, 2007 and changes during the six months ended March 31, 2007 is as follows:

	Six months ended
	March 31, 2007
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of year	895,750	$13.79
Awards granted	125,000	14.31
Awards vested	(84,681)	15.62
Awards canceled	(78,307)	14.61

Outstanding at end of period	857,762	$13.64
     The fair value of restricted stock awards vested during the three months ended March 31, 2007 and 2006 was $0.1 million for each quarter. The fair value of restricted stock awards vested during the six months ended March 31, 2007 and 2006 was $1.3 million for each period.
     As of March 31, 2007, the unrecognized compensation cost related to nonvested restricted stock is $8.3 million and will be recognized over an estimated weighted average amortization period of 2.4 years.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan enables eligible employees to purchase shares of the Company’s common stock. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were 118,073 shares purchased under the employee stock purchase plan during the three and six months ended March 31, 2007. At March 31, 2007, a total of 1,330,165 shares were reserved and available for issuance under this plan, which reflects an increase of 750,000 shares approved by the shareholders in March 2006.
3. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended March 31, 2007 is as follows (in thousands):

Total
Balance at September 30, 2006	$314,452
Adjustments to goodwill:
Acquisition of Helix Technology	(833)
Acquisition of Synetics Solutions	1,928

Balance at March 31, 2007	$315,547

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2007			September 30, 2006
		Accumulated	Net book		Accumulated	Net book
	Cost	Amortization	value	Cost	Amortization	Value
Patents	$9,802	$6,878	$2,924	$9,787	$6,662	$3,125
Completed technology	66,846	19,455	47,391	66,846	14,793	52,053
License agreements	305	305	—	305	305	—
Trademark and trade names	4,962	1,371	3,591	4,962	980	3,982
Non-competition agreements	50	50	—	50	50	—
Customer relationships	36,500	5,816	30,684	36,500	3,447	33,053

	$118,465	$33,875	$84,590	$118,450	$26,237	$92,213

     Amortization expense for intangible assets was $3.8 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively, and $7.6 million and $5.3 million for the six months ended March 31, 2007 and 2006, respectively.
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
     The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

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

     Of the $84.4 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Completed and core technology	$56.4	6.9 years weighted average estimated useful life
Customer and contract relationships	23.3	6.9 years weighted average estimated economic consumption life
Trade names and trademarks	4.7	6 years weighted average estimated useful life

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
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$17.9
Property, plant and equipment	8.6
Intangible assets	17.4
Goodwill	14.5
Other assets	0.1

Total assets acquired	58.5

Current liabilities	8.3

Total purchase price including acquisition costs	$50.2

     Of the $17.4 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Core technology	$4.2	7 years weighted average estimated useful life
Customer and contract relationships	4.8	7 years weighted average estimated economic consumption life
Customer supply agreement	8.4	10 years weighted average estimated useful life

	$17.4

5. Property, Plant and Equipment
     Property, plant and equipment as of March 31, 2007 and September 30, 2006 were as follows (in thousands):

	March 31,	September 30,
	2007	2006
Buildings and land	$45,329	$45,421
Computer equipment and software	40,310	48,476
Machinery and equipment	42,603	40,475
Furniture and fixtures	11,564	12,078
Leasehold improvements	23,058	22,873
Construction in progress	12,630	5,380

	175,494	174,703
Less accumulated depreciation and amortization	(95,971)	(98,036)

Property, plant and equipment, net	$79,523	$76,667

     Depreciation expense was $4.2 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively, and $8.5 million and $7.9 million for the six months ended March 31, 2007 and 2006, respectively.

6. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted average common shares outstanding used in computing basic earnings (loss) per share	74,766	74,371	74,680	70,174
Dilutive common stock options and restricted stock awards	561	224	493	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	75,327	74,595	75,173	70,174

     Approximately 3,297,000 and 4,753,000 options to purchase common stock and 0 and 1,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended March 31, 2007 and 2006, respectively, as their effect would be anti-dilutive. The 3,297,000 and 4,753,000 options for the three months ended March 31, 2007 and 2006, respectively, had an exercise price greater than the average market price of the common stock. In addition, approximately 3,555,000 and 5,263,000 options to purchase common stock and 0 and 66,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the six months ended March 31, 2007 and 2006, respectively, as their effect would be anti-dilutive. The 3,555,000 options for the six months ended March 31, 2007 had an exercise price greater than the average market price of the common stock. These options and restricted stock could, however, become dilutive in future periods. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt was excluded from this calculation for the three and six months ended March 31, 2006 as the effect of conversion would be anti-dilutive based on a conversion price of $70.23. The Company paid off the convertible debt in full on July 17, 2006.
7. Discontinued Operations
     On March 30, 2007, the Company completed the sale of its software division, Brooks Software, to Applied Materials, Inc., a Delaware corporation (“Applied”) for $125 million in cash consideration and the assumption of certain liabilities related to Brooks Software. Brooks Software is a provider of real-time applications for greater efficiency and productivity in collaborative, complex manufacturing environments. The Company transferred to Applied substantially all of its assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software.
     The Company recorded a gain of $83.9 million in the three months ended March 31, 2007 on the sale of its discontinued software business. This gain reflects the receipt of $119.1 million of cash consideration plus an additional $11.6 million to be received within the next twelve months upon the completion of certain indemnification and tax withholding obligations and the finalization of the net asset valuation, offset by expenses of $7.4 million, a tax provision of $1.8 million, and the write-off of net assets totaling $37.6 million.
     The sale was consummated pursuant to the terms of an Asset Purchase Agreement dated as of November 3, 2006 by and between the Company and Applied. Applied is among the Company’s largest customers for tool automation products. Following a bidding process in which multiple possible purchasers participated, the purchase price for Brooks Software was determined by arm’s-length negotiations between the Company and Applied. The Company sold its software division in order to focus on its core semiconductor-related hardware businesses.
     Effective October 1, 2006, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The summary of operating results from discontinued operations of the software division for the three and six months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$26,178	$20,405	$47,712	$39,085
Gross profit	19,426	13,857	34,048	25,328
Income (loss) from discontinued operations before income taxes	8,932	(2,632)	12,673	(3,935)
Income (loss) from discontinued operations	8,138	(2,759)	13,298	(5,085)
     The income of $13,298,000 for the six months ended March 31, 2007 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2,100,000.
     In addition, the Company recognized discontinued operations from the sale of its Specialty Equipment and Life Sciences division (“SELS”). For the three months ended March 31, 2006, there was $3,000 of SELS activity for revenue and $2,000 of gross loss and loss from discontinued operations, net of tax. For the six months ended March 31, 2006, there was $55,000 of SELS activity for revenue and $50,000 of gross profit and income from discontinued operations, net of tax. There was no SELS activity for the three and six months ended March 31, 2007. Due to the losses incurred since acquisition of the SELS division, no tax benefit is reflected for the losses incurred.
     Assets and liabilities from discontinued operations are as follows (in thousands):

September 30,
2006
Current assets from discontinued operations	$15,277
Non-current assets from discontinued operations	$42,047
Current liabilities from discontinued operations	$21,223
Non-current liabilities from discontinued operations	$963
     Current assets include accounts receivable and other current assets. Current liabilities include accounts payable, deferred revenue, accrued vacation and other current liabilities. There were no SELS assets and liabilities from discontinued operations as of September 30, 2006.
8. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income (loss) for the three and six months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$107,787	$4,352	$129,926	$(7,348)
Change in cumulative translation adjustment	379	1,358	1,724	935
Cumulative translation adjustment on sale of software division	(2,085)	¯	(2,085)	¯
Unrealized gain (loss) on marketable securities	45	105	180	428

	$106,126	$5,815	$129,745	$(5,985)

9. Restructuring-Related Charges and Accruals
     The Company recorded a charge to continuing operations of $3,040,000 in the three and six months ended March 31, 2007. This charge primarily relates to a vacant leased facility in Billerica, Massachusetts, the former PRI Automation, Inc. headquarters, and fully recognizes the Company’s remaining obligation on this lease and assumes that the Company will be unable to sublease any portion of the facility over the remainder of the lease. The Company recorded charges to continuing operations of $1,947,000 in the three months ended March 31, 2006 which consisted of approximately a $1,600,000 charge related to the vacant Billerica facility and approximately $300,000 for costs incurred related to workforce reductions. The Company recorded charges to continuing operations of $2,856,000 in the six months ended March 31, 2006 which consisted of approximately a $1,600,000 charge related to the vacant Billerica facility and approximately $1,200,000 for costs incurred related to workforce reductions.

     The activity for the three and six months ended March 31, 2007 and 2006 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2007
	Balance			Balance
	December 31,			March 31,
	2006	Expense	Utilization	2007

Facilities	$12,486	$2,990	$(998)	$14,478
Workforce-related	1,865	8	(1,278)	595

	$14,351	$2,998	$(2,276)	$15,073

	Activity — Three Months Ended March 31, 2006
	Balance					Balance
	December 31,					March 31,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$13,960	$1,600	$580	$—	$(915)	$15,225
Workforce-related	8,522	1,143	282	—	(4,188)	5,759

	$22,482	$2,743	$862	$—	$(5,103)	$20,984

	Activity — Six Months Ended March 31, 2007
	Balance			Balance
	September 30,			March 31,
	2006	Expense	Utilization	2007

Facilities	$13,697	$2,990	$(2,209)	$14,478
Workforce-related	2,846	28	(2,279)	595

	$16,543	$3,018	$(4,488)	$15,073

	Activity — Six Months Ended March 31, 2006
	Balance					Balance
	September 30,					March 31,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$15,045	$1,600	$580	$—	$(2,000)	$15,225
Workforce-related	8,429	2,851	2,066	(486)	(7,101)	5,759

	$23,474	$4,451	$2,646	$(486)	$(9,101)	$20,984

     Workforce related charges (reversals) include ($42,000) and $796,000 for the three months ended March 31, 2007 and 2006, respectively, and ($22,000) and $1,109,000 for the six months ended March 31, 2007 and 2006, respectively, related to discontinued operations.
     The Company expects the majority of the remaining severance costs totaling $595,000 will be paid over the next twelve months. The expected facilities costs, totaling $14,478,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
10. Employee Benefit Plans
     The components of the Company’s net pension cost relating to a noncontributory defined benefit pension plan acquired with the Helix acquisition for the three and six months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$63	$416	$126	$805
Interest cost	175	123	349	380
Expected return on assets	(251)	(253)	(501)	(436)

Net periodic pension benefit cost	$(13)	$286	$(26)	$749

     In conjunction with the acquisition of Helix, the Company closed the defined benefit pension plan to new hires and approved the decision to freeze the plan such that no further benefits would accrue after October 31, 2006. The impact of this decision has been reflected in the purchase price allocation described in Note 4.

     The Company does not expect to make contributions to the pension plan in fiscal 2007 given that the plan has been frozen.
11. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2007	2006
Accounts receivable	$139,096	$115,149
Less allowances	1,548	1,709

	$137,548	$113,440

Inventories
Raw materials and purchased parts	$45,159	$48,996
Work-in-process	33,972	25,064
Finished goods	25,689	25,794

	$104,820	$99,854

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three and six months ended March 31, 2007 and 2006 is as follows (in thousands):

Activity — Three Months Ended March 31, 2007
Balance			Balance
December 31,			March 31,
2006	Accruals	Settlements	2007
$11,895	$3,681	$(3,372)	$12,204

Activity — Three Months Ended March 31, 2006
Balance			Balance
December 31,			March 31,
2005	Accruals	Settlements	2006
$9,991	$3,741	$(2,991)	$10,741

Activity — Six Months Ended March 31, 2007
Balance			Balance
September 30,			March 31,
2006	Accruals	Settlements	2007
$11,608	$6,961	$(6,365)	$12,204

Activity — Six Months Ended March 31, 2006
Balance			Balance
September 30,			March 31,
2005	Accruals	Settlements	2006
$9,782	$5,798	$(4,839)	$10,741
     The accrual of $5,798,000 for the six months ended March 31, 2006 includes the acquired warranty liability of $1,262,000 from Helix at date of acquisition.
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
     Commercial Litigation Matters
     In January 2006 a ruling was issued against the Company by a Massachusetts state court in a commercial litigation matter involving the Company and BlueShift Technologies, Inc. Awards of damages and costs were assessed against Brooks in January and April 2006 in the amount of approximately $1.6 million, which had been accrued for at December 31, 2005. Brooks has filed a notice of appeal in the case with the Massachusetts Appeals Court and that appeal was argued on April 4, 2007. The matter is now under consideration by the Court.
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

     On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, former President and Chief Operating Officer of the Company’s Enterprise Software Group; Thomas S. Grilk, Secretary and General Counsel of the Company; current employee Michael W. Pippins; Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants served motions to dismiss and, in response, Plaintiffs have moved for leave to amend their Complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as Defendants Richard C. Small, Senior Vice President and Corporate Controller of the Company, and Mr. Woolacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of the Company. If the Court grants Plaintiffs leave to file an amended complaint, Defendants, including the Company, anticipate filing motions to dismiss directed at the amended complaint.
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
     On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al. The defendants in this action are: the Company; Mr. Therrien; Ellen Richstone, the Company’s former Chief Financial Officer; Mr. Emerick; Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the individual defendants; Section 20(a) of the Exchange Act against the individual defendants; Section 11 of the Securities Act against the Company and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; Section 12 of the Securities Act against the Company and Messrs. Grady, Woodbury, Emerick, Khoury and Therrien; and Section 15 of the Securities Act against Messrs. Grady, Woodbury, Emerick, Khoury and Therrien. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs.

     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms. Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff has filed a Consolidated Amended Complaint. Motions to dismiss have been filed by all defendants in the case and briefing is now in process.
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of the Company, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The Complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the Court issued an order consolidating the Levy and Rosenberg actions. Defendants have filed motions to dismiss.
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
Overview
     Brooks Automation, Inc. (“Brooks”, “we”, “us” or “our”) is a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. We supply products and services to both chip manufacturers and original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment. We are a technology and market leader with offerings ranging from individual hardware modules to fully integrated systems as well as services to install and support our products world-wide. Although our core business addresses the increasingly complex automation and integrated subsystems requirements of the global semiconductor industry, we also provide solutions for a number of related industries, including the flat panel display manufacturing, data storage and certain other industries which have complex manufacturing environments.
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
     We offer a wide range of wafer handling products, vacuum subsystems and wafer transport platforms for use within the semiconductor process and metrology equipment. Our automation hardware products, historically the core products of Brooks, include wafer transfer robots and platforms, or systems that operate in either vacuum or atmospheric environments that are sold to equipment manufacturers. We also provide hardware directly to fabs including equipment for lithography that automate the storage, inspection and transport of photomasks, or reticles. Our vacuum products and subsystems include vacuum technology solutions such as cryogenic pumps for creating vacuum, products for measuring vacuum, and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries. Additionally, the Company leverages its domain knowledge and manufacturing expertise, enhanced by the acquisition of Synetics Solutions, to build customer-designed automation (“CDA”) systems, or contract automation systems, in a program designed to help customers outsource their automation. The primary customers for these solutions are manufacturers of process equipment. Finally, the global customer service offerings provide customers with support for all our hardware offerings.
     We are currently focusing our major efforts in the following aspects of our business:
•	Implementing global sourcing and manufacturing efficiency through expanded operations in the U.S., Mexico and Asia to be close to the customer;

•	Expanding our vacuum business globally with new products and new channels such as the recently formed joint venture in Japan with Yaskawa; and

•	Expanding our sales of equipment automation to the larger vertically integrated OEMs with new integrated sub-system and automation system platforms, and through our CDA business.
Recent Developments
     On March 30, 2007, we completed the sale of our software division, Brooks Software, to Applied Materials, Inc., a Delaware corporation (“Applied”) for $125 million in cash consideration and the assumption of certain liabilities related to Brooks Software. Brooks Software is a provider of real-time applications for greater efficiency and productivity in collaborative, complex manufacturing environments. We transferred to Applied substantially all of our assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software. A portion of the cash consideration was placed in escrow to secure certain indemnification obligations of the Company and certain potential tax withholding obligations. In addition, the cash consideration is subject to a post-closing adjustment based on the net asset value of certain assets and liabilities transferred.
     The sale was consummated pursuant to the terms of an Asset Purchase Agreement dated as of November 3, 2006 by and between the Company and Applied. Applied is among our largest customers for tool automation products. Following a bidding process in which multiple possible purchasers participated, the purchase price for Brooks Software was determined by arm’s-length negotiations between the Company and Applied. We sold our software division in order to focus on our core semiconductor-related hardware businesses. We recognized a gain on disposal of the software division.
     Effective October 1, 2006, our consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Three and Six Months Ended March 31, 2007, Compared to Three and Six Months Ended March 31, 2006
Revenues
     We reported revenues of $194.9 million for the three months ended March 31, 2007, compared to $148.8 million in the three months ended March 31, 2006, a 31.0% increase. The increase reflects the additional revenues of $21.9 million related to the Synetics acquisition, along with higher revenues from legacy Brooks business of $21.0 million due to higher demand for semiconductor capital equipment primarily from large OEM equipment suppliers and higher revenues from the legacy Helix business of approximately $3.2 million. Our revenues for the six months ended March 31, 2007 were $386.3 million, compared to $257.3 million in the same prior year period, a 50.1% increase. This increase reflects the additional revenues of approximately $47.2 million related to the Synetics acquisition, along with higher revenues from legacy Brooks business of $62.0 million due to higher demand for semiconductor capital equipment primarily from large OEM equipment suppliers, and higher revenues from the legacy Helix business of $19.8 million due to higher demand and an additional month of activity in the first half of fiscal year 2007 compared to the same period in fiscal year 2006.
     Product revenues increased $40.2 million, or 33.4%, to $160.6 million, in the three months ended March 31, 2007, from $120.4 million in the three months ended March 31, 2006. This increase is attributable to the additional revenues of $21.0 million related to the Synetics acquisition, along with higher revenues from legacy Brooks business of $17.2 million due to higher demand for semiconductor capital equipment primarily from large OEM equipment suppliers and higher revenues from the legacy Helix business of $2.0 million. Service revenues increased $5.9 million, or 20.8%, to $34.3 million in the three months ended March 31, 2007. This increase reflects additional revenues of $0.9 million related to Synetics acquisition, along with higher revenues from legacy Brooks services of $3.8 million and higher revenues from legacy Helix services of $1.2 million.
     Product revenues increased $115.7 million, or 56.4%, to $320.9 million, in the six months ended March 31, 2007, from $205.2 million in the six months ended March 31, 2006. This increase is attributable to the additional revenues of $45.4 million related to the Synetics acquisition, along with higher revenues from legacy Brooks business of $54.3 million due to higher demand for semiconductor capital equipment primarily from large OEM equipment suppliers, and higher revenues from the legacy Helix business of $16.0 million due to higher demand and an additional month of activity in the first half of fiscal year 2007 compared to the same period in fiscal 2006. Service revenues increased $13.3 million, or 25.5%, to $65.4 million in the six months ended March 31, 2007. This increase reflects additional revenues of $1.7 million related to Synetics acquisition, along with higher revenues from legacy Brooks services of $7.8 million and higher revenues from legacy Helix services of $3.8 million.
     Revenues outside the United States were $70.7 million, or 36.3% of revenues, and $147.1 million, or 38.1% of revenues, in the three and six months ended March 31, 2007 respectively, compared to $53.6 million, or 36.0% of revenues, and $100.5 million, or 39.1% of revenues, in the three and six months ended March 31, 2006 respectively.

We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.
Gross Margin
     Gross margin dollars increased to $62.5 million for the three months ended March 31, 2007 or $64.8 million net of $2.3 million of completed technology amortization, compared to $45.9 million for the three months ended March 31, 2006, or $52.2 million net of a $4.2 million charge to write-off the remaining step-up in inventory related to the Helix acquisition and $2.1 million of completed technology amortization. Gross margin percentage increased to 32.1% for the three months ended March 31, 2007, compared to 30.8% for the three months ended March 31, 2006. Excluding the $4.2 million inventory write-off taken in the second quarter of fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin of $12.6 million reflects the additional margin of $3.9 million related to the Synetics acquisition, along with higher margin of $8.0 million associated with legacy Brooks business due primarily to higher revenues and approximately $0.7 million related to the legacy Helix business.
     Gross margin dollars increased to $122.2 million for the six months ended March 31, 2007 or $126.9 million net of $4.7 million of completed technology amortization, compared to $71.3 million for the six months ended March 31, 2006, or $86.1 million net of a $11.2 million charge to write-off the remaining step-up in inventory related to the Helix acquisition and $3.6 million of completed technology amortization. Gross margin percentage increased to 31.6% for the six months ended March 31, 2007, compared to 27.7% for the six months ended March 31, 2006. Excluding the $11.2 million inventory write-off taken in the first half of fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin of $40.8 million reflects the additional margin of $8.5 million related to the Synetics acquisition, along with higher margin of $26.3 million associated with legacy Brooks business due primarily to higher revenues and approximately $6.0 million related to the legacy Helix business.
     Gross margin on product revenues was $51.0 million or $53.3 million net of $2.3 million of completed technology amortization, compared to $34.6 million for the three months ended March 31, 2006, or $40.9 million net of a $4.2 million charge to write-off the remaining step-up in inventory related to the Helix acquisition and $2.1 million of completed technology amortization. Gross margin percentage on product revenues increased to 31.7% for the three months ended March 31, 2007, compared to 28.7% for the three months ended March 31, 2006. Excluding the $4.2 million inventory write-off taken in the second quarter of fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin of $12.4 million reflects the additional margin of $3.6 million related to the Synetics acquisition, plus higher additional margin of $11.4 million associated with legacy Brooks business due primarily to higher revenues, offset by lower margin of $2.6 million related to the legacy Helix business due primarily to higher manufacturing costs.
     Gross margin on product revenues increased to $102.9 million for the six months ended March 31, 2007 or $107.6 million net of $4.7 million of completed technology amortization, compared to $50.1 million for the six months ended March 31, 2006, or $64.9 million net of a $11.2 million charge to write-off the remaining step-up in inventory related to the Helix acquisition and $3.6 million of completed technology amortization. Gross margin percentage increased to 32.0% for the six months ended March 31, 2007, compared to 24.4% for the six months ended March 31, 2006. Excluding the $11.2 million inventory write-off taken in the first half of fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin of $42.7 million reflects the additional margin of $7.9 million related to the Synetics acquisition, along with higher margin of $34.4 million associated with legacy Brooks business due primarily to higher revenues and $0.4 million related to the legacy Helix business.
     Gross margin on service revenues was $11.5 million or 33.6% for the three months ended March 31, 2007, compared to $11.3 million or 39.8% in the three months ended March 31, 2006. Gross margin on service revenues was $19.3 million or 29.6% for the six months ended March 31, 2007, compared to $21.2 million or 40.7% in the six months ended March 31, 2006. This decrease in gross dollars and percentage is primarily attributable to materials costs incurred on customer service, upgrade and repairs programs as well as higher warranty-related spending.
Research and Development

     Research and development expenses for the three months ended March 31, 2007, were $13.3 million, an increase of $2.4 million, compared to $10.9 million in the three months ended March 31, 2006. Research and development expenses for the six months ended March 31, 2007, were $26.4 million, an increase of $6.3 million, compared to $20.1 million in the six months ended March 31, 2006. Research and development expenses decreased as a percentage of revenues to 6.8% in the three months ended March 31, 2007 from 7.3% in the three months ended March 31, 2006, and also decreased to 6.8% in the six months ended March 31, 2007 compared to 7.8% in the six months ended March 31, 2006. The increase in absolute spending in the three months ended March 31, 2007 is attributable to the additional spending of $1.1 million related to the Synetics acquisition, along with higher spending of $1.6 million associated with legacy Brooks products, offset by lower spending of $0.3 million related to the Helix business. The increase in absolute spending in the six months ended March 31, 2007 is attributable to the additional spending of $2.1 million related to the Synetics acquisition, along with higher spending of $4.1 million associated with legacy Brooks products, and higher spending of $0.1 million related to the Helix business. The decrease as a percentage of revenues was primarily the result of continued focus on controlling costs and refocusing our development efforts to be more efficient as well as higher revenue levels against which these costs are measured.
Selling, General and Administrative
     Selling, general and administrative expenses were $30.6 million for the three months ended March 31, 2007, an increase of $2.9 million, compared to $27.7 million in the three months ended March 31, 2006. Selling, general and administrative expenses were $61.6 million for the six months ended March 31, 2007, an increase of $8.3 million, compared to $53.3 million in the six months ended March 31, 2006. Selling, general and administrative expenses decreased as a percentage of revenues, to 15.7% in the three months ended March 31, 2007 from 18.6% in the three months ended March 31, 2006, and also decreased to 15.9% in the six months ended March 31, 2007 compared to 20.7% in the six months ended March 31, 2006. The increase in absolute spending in the three months ended March 31, 2007 is primarily attributable to additional expenses of $1.6 million related to the Synetics business along with higher legal expenses related to the stock option matter of $1.6 million. The increase in absolute spending in the six months ended March 31, 2007 is primarily attributable to additional expenses of $3.5 million related to the Synetics business, higher legal expenses related to the stock option matter of $3.1 million, along with higher management incentive charges of $1.6 million.
Restructuring and Acquisition-related Charges
     We recorded a charge to continuing operations of $3.0 million in the three and six months ended March 31, 2007 which relates to a vacant leased facility in Billerica, Massachusetts, the former PRI Automation, Inc. headquarters, and fully recognizes our remaining obligation on this lease and assumes that we will be unable to sublease any portion of the facility over the remainder of the lease. We recorded charges to continuing operations of $1.9 million in the three months ended March 31, 2006 which consisted of a $1.6 million charge related to the vacant Billerica facility and $0.3 million for costs incurred related to workforce reductions. We recorded charges to continuing operations of $2.9 million in the six months ended March 31, 2006 which consisted of a $1.6 million charge related to the vacant Billerica facility and $1.3 million for costs incurred related to workforce reductions.
Interest Income and Expense
     Interest income decreased by $1.2 million, to $2.4 million, in the three months ended March 31, 2007, from $3.6 million in the three months ended March 31, 2006. Interest income decreased by $2.6 million, to $4.5 million, in the six months ended March 31, 2007, from $7.1 million in the six months ended March 31, 2006. This decrease is the result of lower investment balances due to the repayment of the Convertible Subordinated Notes in the quarter ended September 30, 2006. Interest expense decreased by $2.1 million, to $0.3 million, in the three months ended March 31, 2007, from $2.4 million for the three months ended March 31, 2006. Interest expense decreased by $4.3 million, to $0.4 million, in the six months ended March 31, 2007, from $4.7 million for the six months ended March 31, 2006. The expense incurred in the prior periods related primarily to the Convertible Subordinated Notes that were paid off in the quarter ended September 30, 2006.
Equity in Earnings of Ulvac Cryogenics, Inc.
     We participate in a joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki,

Japan, which was part of the acquired operations of Helix in October 2005. Income associated with our 50% interest in UCI was $0.2 million, $0.3 million, $0.6 million and $0.5 million in the three and six months ended March 31, 2007 and 2006, respectively.
Other (Income) Expense
     We recorded other expense, net of $0.4 million in the three months ended March 31, 2007, compared to other income, net of $0.7 million in the three months ended March 31, 2006. For the six months ended March 31, 2007, we recorded other expense, net of $0.9 million compared to other income, net of $0.2 million in the six months ended March 31, 2006. This decrease in both the three and six month periods is primarily due to foreign exchange losses.
Income Tax Provision
     We recorded an income tax provision of $1.5 million and $2.1 million in the three and six months ended March 31, 2007 respectively, compared to a provision of $0.9 million and $1.2 million in the three and six months ended March 31, 2006 respectively. The tax provision recorded for both periods was primarily due to alternative minimum taxes along with foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2007, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2007 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.
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
Discontinued Operations
     We recorded income from discontinued operations of $8.1 million for the three months ended March 31, 2007, compared to a loss of $2.8 million associated with this business for the three months ended March 31, 2006. This favorable change is primarily the result of higher margin of $5.3 million on higher revenues of $5.8 million, lower amortization of completed technology of $0.3 million, and reduced R&D and SG&A spending of $6.0 million, offset by higher income taxes of $0.7 million. We recorded income from discontinued operations of $13.3 million for the six months ended March 31, 2007, compared to a loss of $5.0 million associated with this business for the six months ended March 31, 2006. This favorable change is primarily the result of higher margin of $7.8 million on higher revenues of $8.6 million, lower amortization of completed technology of $0.9 million, reduced R&D and SG&A spending of $7.9 million, and the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2.1 million.
     We recorded a gain of $83.9 million in the three months ended March 31, 2007 on the sale of our discontinued software business which was completed on March 30, 2007. This gain reflects the receipt of $119.1 million of cash consideration plus an additional $11.6 million to be received within the next twelve months upon the completion of certain indemnification and tax withholding obligations and the finalization of the net asset valuation, offset by expenses of $7.4 million, a tax provision of $1.8 million, and the write-off of net assets totaling $37.6 million.
Liquidity and Capital Resources
     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. In response to this cyclicality, we implement cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount, salary and wage reductions and reduced spending. The cyclical nature of the industry make estimates of future revenues, results of revenues, results of operations and net cash flows inherently uncertain.
     At March 31, 2007, we had cash, cash equivalents and marketable securities aggregating $320.8 million. This amount was comprised of $252.7 million of cash and cash equivalents, $60.5 million of investments in short-term marketable securities and $7.6 million of investments in long-term marketable securities. At September 30, 2006, we had cash, cash equivalents and marketable securities aggregating $191.4 million. This amount was comprised of $115.8 million of cash and cash equivalents, $68.3 million of investments in short-term marketable securities and $7.3 million of investments in long-term marketable securities.
     Cash provided by operations was $18.0 million for the six months ended March 31, 2007, and was primarily attributable to our net income of $129.9 million, non-cash depreciation and amortization of $16.2 million and compensation expense related to common stock and options of $4.1 million, partially offset by the working capital adjustments related to the sale of our software division of $81.8 million and a decrease in cash of $49.8 million due to net working capital changes. This change in working capital was primarily the result of increased accounts receivable balances of $21.7 million. Other changes in working capital included decreased accounts payable levels of $15.0 million, an increase in prepaid expenses of $8.1 million and an increased inventory balance of $6.1 million.
     Cash provided by investing activities was $114.7 million for the six months ended March 31, 2007, and is principally comprised of proceeds from the sale of our software business of $119.1 million and net sales of marketable securities of $7.8 million, partially offset by $12.2 million used for capital additions.
     Cash provided by financing activities was $3.5 million for the six months ended March 31, 2007, and is primarily due to the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.
     While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.
     At March 31, 2007, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
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
     b. Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions", or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions". Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.
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
     An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Retrospective application is not permitted. We are currently evaluating the provisions of SFAS 158.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of our fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Commercial Litigation Matters
     In January 2006 a ruling was issued against us by a Massachusetts state court in a commercial litigation matter involving us and BlueShift Technologies, Inc. Awards of damages and costs were assessed against us in January and April 2006 in the amount of approximately $1.6 million, which had been accrued for at December 31, 2005. We have filed a notice of appeal in the case with the Massachusetts Appeals Court and that appeal was argued on April 4, 2007. The matter is now under consideration by the Court.
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
     On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, former President and Chief Operating Officer of the Company’s Enterprise Software Group; Thomas S. Grilk, Secretary and General Counsel of the Company; current employee Michael W. Pippins; Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael W. Pippins and Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants served motions to dismiss and, in response, Plaintiffs have moved for leave to amend their Complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as Defendants Richard C. Small, Senior Vice President and Corporate Controller of the Company, and Mr. Woolacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of the Company. If the Court grants Plaintiffs leave to file an amended complaint, Defendants, including the Company, anticipate filing motions to dismiss directed at the amended complaint.

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
     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms. Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff has filed a Consolidated Amended Complaint. Motions to dismiss have been filed by all defendants in the case and briefing is now in process.
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of the Company, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The Complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the Court issued an order consolidating the Levy and Rosenberg actions. Defendants have filed motions to dismiss.
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

•	Our failure to protect our intellectual property could adversely affect our future operations.

•	If the site of the majority of our manufacturing operations were to experience a significant disruption in operations, our business could be materially harmed.

•	Our business could be materially harmed if one or more key suppliers fail to deliver key components.

•	We are exposed to potential risks and we will continue to incur costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

•	Our stock price is volatile.

•	Provisions in our organizational documents and contracts may make it difficult for someone to acquire control of us.

•	We will incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting on February 5, 2007. A report containing the information required by this item was included in the Company’s quarterly report on Form 10-Q, filed with the SEC on February 7, 2007. The report is attached as Exhibit 22.01 and incorporated by reference.
Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
22.01	Published Report Regarding Matters Submitted to Vote of Security Holders (previously included under Part II, Item 4 of Brooks’ quarterly report on Form 10-Q, filed with the SEC on February 7, 2007).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: May 10, 2007	/s/ EDWARD C. GRADY
Edward C. Grady
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 10, 2007	/s/ ROBERT W. WOODBURY, JR.
Robert W. Woodbury, Jr.
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
22.01	Published Report Regarding Matters Submitted to Vote of Security Holders (previously included under Part II, Item 4 of Brooks’ quarterly report on Form 10-Q, filed with the SEC on February 7, 2007).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications