Form 10-Q
period 2007-06-30
BROOKS AUTOMATION INC
filed 2007-08-09
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 31, 2007:

Common stock, $0.01 par value	70,384,303 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30,	September 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$302,998	$115,773
Marketable securities	57,780	68,280
Accounts receivable, net	108,912	113,440
Inventories, net	107,725	99,854
Current assets from discontinued operations	—	15,277
Prepaid expenses and other current assets	22,270	20,188

Total current assets	599,685	432,812

Property, plant and equipment, net	77,855	76,667
Long-term marketable securities	8,394	7,307
Goodwill	315,437	314,452
Intangible assets, net	80,777	92,213
Non-current assets from discontinued operations	—	42,047
Equity investment in Ulvac Cryogenics, Inc.	22,239	21,489
Other assets	10,847	5,590

Total assets	$1,115,234	$992,577

Liabilities, minority interests and stockholders’ equity
Current liabilities
Current portion of long-term debt	$4	$11
Accounts payable	55,844	69,270
Deferred revenue	7,301	8,261
Accrued warranty and retrofit costs	11,489	11,608
Accrued compensation and benefits	21,068	25,999
Accrued restructuring costs	4,652	7,254
Accrued income taxes payable	18,976	17,773
Current liabilities from discontinued operations	—	21,223
Accrued expenses and other current liabilities	17,052	18,780

Total current liabilities	136,386	180,179
Long-term debt	—	2
Accrued long-term restructuring	9,538	9,289
Non-current liabilities from discontinued operations	—	963
Other long-term liabilities	3,232	2,616

Total liabilities	149,156	193,049

Contingencies (Note 13)
Minority interests	504	394

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 76,340,969 and 75,431,592 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	763	754
Additional paid-in capital	1,776,779	1,763,247
Accumulated other comprehensive income	15,566	15,432
Accumulated deficit	(827,534)	(980,299)

Total stockholders’ equity	965,574	799,134

Total liabilities, minority interests and stockholders’ equity	$1,115,234	$992,577

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Product	$156,666	$130,876	$477,614	$336,046
Services	33,795	32,551	99,141	84,648

Total revenues	190,461	163,427	576,755	420,694

Cost of revenues
Product	108,321	85,549	326,410	240,597
Services	24,704	22,635	70,737	53,508

Total cost of revenues	133,025	108,184	397,147	294,105

Gross profit	57,436	55,243	179,608	126,589

Operating expenses
Research and development	12,817	12,237	39,185	32,353
Selling, general and administrative	29,924	30,154	91,482	83,482
Restructuring and acquisition-related charges	411	619	3,451	3,475

Total operating expenses	43,152	43,010	134,118	119,310

Operating income from continuing operations	14,284	12,233	45,490	7,279
Interest income	4,344	4,204	8,874	11,302
Interest expense	48	2,420	503	7,166
Equity in earnings of Ulvac Cryogenics, Inc.	328	270	878	742
Gain on investment	5,110	—	5,110	—
Other (income) expense, net	491	196	1,416	(47)

Income from continuing operations before income taxes and minority interests	23,527	14,091	58,433	12,204
Income tax provision	605	553	2,729	1,745

Income from continuing operations before minority interests	22,922	13,538	55,704	10,459
Minority interests in income (loss) of consolidated subsidiaries	58	(316)	110	(1,082)

Income from continuing operations	22,864	13,854	55,594	11,541
Income (loss) from discontinued operations, net of income taxes	(25)	3,308	13,273	(1,727)
Gain on sale of discontinued operations, net of income taxes	—	—	83,898	—

Income (loss) from discontinued operations, net of income taxes	(25)	3,308	97,171	(1,727)

Net income	$22,839	$17,162	$152,765	$9,814

Basic income per share from continuing operations	$0.30	$0.19	$0.74	$0.16
Basic income (loss) per share from discontinued operations	0.00	0.04	1.30	(0.02)

Basic net income per share	$0.30	$0.23	$2.04	$0.14

Diluted income per share from continuing operations	$0.30	$0.19	$0.74	$0.16
Diluted income (loss) per share from discontinued operations	0.00	0.04	1.29	(0.02)

Diluted net income per share	$0.30	$0.23	$2.03	$0.14

Shares used in computing income per share
Basic	75,046	74,427	74,802	71,597
Diluted	75,737	74,566	75,376	71,792
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$152,765	$9,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,280	22,795
Stock-based compensation	5,880	6,190
Discount on marketable securities	(1,006)	(2,856)
Amortization of debt issuance costs	—	629
Undistributed earnings of joint venture	(878)	(742)
Minority interests	110	(1,082)
Loss on disposal of long-lived assets	568	287
Gain on sale of software division, net	(81,813)	—
Gain on investment	(5,110)	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(4,531)	(14,257)
Inventories	(8,990)	4,373
Prepaid expenses and other current assets	(7,465)	(6,109)
Accounts payable	(13,637)	6,822
Deferred revenue	4,212	7,441
Accrued warranty and retrofit costs	(132)	(344)
Accrued compensation and benefits	(5,385)	5,479
Accrued restructuring costs	(2,359)	(8,168)
Accrued expenses and other current liabilities	(3,717)	(4,206)

Net cash provided by operating activities	52,792	26,066

Cash flows from investing activities
Purchases of property, plant and equipment	(14,837)	(10,976)
Proceeds from the sale of software division	130,393	—
Acquisition of Helix Technology, cash acquired net of expenses	—	8,805
Acquisition of Synetics Solutions, net of cash acquired	(38)	(46,014)
Purchases of marketable securities	(306,425)	(837,012)
Sale/maturity of marketable securities	316,181	771,438
Purchases of intangibles	15	—

Net cash provided by (used in) investing activities	125,289	(113,759)

Cash flows from financing activities
Payments of long-term debt and capital lease obligations	(3)	(4)
Proceeds from issuance of common stock, net of issuance costs	8,295	2,354

Net cash provided by financing activities	8,292	2,350

Effects of exchange rate changes on cash and cash equivalents	852	718

Net increase (decrease) in cash and cash equivalents	187,225	(84,625)
Cash and cash equivalents, beginning of period	115,773	202,462

Cash and cash equivalents, end of period	$302,998	$117,837

Supplemental cash flow information
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$—	$447,949

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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a comprehensive model for the recognition, measurement and financial statement disclosure of uncertain tax positions taken or expected to be taken in tax returns. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Generally, a company should record the change in net assets that results from the application of FIN No. 48 as an adjustment to retained earnings. The Company is currently evaluating the potential impact of FIN No. 48 and does not expect a material impact on its financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 for the fiscal year ended September 30, 2007 will have a material impact on its financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the potential impact of SFAS 157 on its financial position and results of operations.
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
     An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Retrospective application is not permitted. The Company is currently evaluating the potential impact of SFAS No. 158 and does not expect a material impact on its financial position and results of operations.
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

     The following table reflects compensation expense recorded during the three and nine months ended June 30, 2007 and 2006 in accordance with SFAS 123R (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	$426	$880	$1,867	$3,422
Restricted stock	1,248	950	3,425	2,145
Employee stock purchase plan	136	248	588	623

	$1,810	$2,078	$5,880	$6,190

     Equity Incentive Plans
     The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Under the equity incentive plans, stock options generally have a vesting period of 4 years and are exercisable for a period not to exceed 7 years from the date of issuance. Restricted stock awards generally vest over one to four years. At June 30, 2007, a total of 6,641,544 shares were reserved and available for the issuance of awards under the plans.
     Stock Option Activity
     The following table summarizes stock option activity for the nine months ended June 30, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at September 30, 2006	4,790,477	$21.51
Granted	—	—
Exercised	(529,961)	12.53
Forfeited/expired	(1,703,362)	26.59

Outstanding at June 30, 2007	2,557,154	$20.04
Options exercisable at June 30, 2007	2,188,085	$20.88
     The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$3.62 — $18.15	1,132,069	4.17	$13.42	$5,359	784,685	$12.88	$4,137
$18.16 — $24.30	999,602	2.40	$23.44	$—	977,917	$23.46	$—
$24.31 — $59.44	425,483	1.84	$29.71	$—	425,483	$29.71	$—

$3.62 — $59.44	2,557,154	3.09	$20.04	$5,359	2,188,085	$20.88	$4,137
     The weighted average remaining contractual life of options exercisable at June 30, 2007 was 2.7 years.
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $18.15 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three months ended June 30, 2007 and 2006. For the nine months ended June 30, 2006, 217,000 stock options were granted. The weighted average grant date fair value of options, as determined under SFAS 123R, granted during the nine months ended June 30, 2006 was $6.82 per share. No stock options were granted during the nine months ended June 30, 2007. The total intrinsic value of options exercised during the three month period ended June 30, 2007 and 2006 was $1,662,000 and $28,000, respectively. The total intrinsic value of options exercised during the nine month period ended June 30, 2007 and 2006 was $2,405,000 and $200,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2007 and 2006 was $4,485,000 and $74,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2007 and 2006 was $6,614,000 and $1,143,000, respectively.

     As of June 30, 2007 future compensation cost related to nonvested stock options is approximately $3.1 million and will be recognized over an estimated weighted average period of 2.0 years.
     The Company settles employee stock option exercises with newly issued common shares.
     Restricted Stock Activity
     Restricted stock for the nine months ended June 30, 2007 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of June 30, 2007 and changes during the nine months ended June 30, 2007 is as follows:

	Nine months ended
	June 30, 2007
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of year	895,750	$13.79
Awards granted	350,500	16.48
Awards vested	(92,986)	15.40
Awards canceled	(81,889)	14.51

Outstanding at end of period	1,071,375	$14.48
     The fair value of restricted stock awards vested during the three months ended June 30, 2007 and 2006 was $0.1 million and $0.2 million, respectively. The fair value of restricted stock awards vested during the nine months ended June 30, 2007 and 2006 was $1.4 million and $1.5 million, respectively.
     As of June 30, 2007, the unrecognized compensation cost related to nonvested restricted stock is $9.8 million and will be recognized over an estimated weighted average amortization period of 2.6 years.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan enables eligible employees to purchase shares of the Company’s common stock. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2007. There were 118,073 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2007. At June 30, 2007, a total of 1,330,165 shares were reserved and available for issuance under this plan.
3. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended June 30, 2007 is as follows (in thousands):

Total
Balance at September 30, 2006	$314,452
Adjustments to goodwill:
Acquisition of Helix Technology	(943)
Acquisition of Synetics Solutions	1,928

Balance at June 30, 2007	$315,437

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2007			September 30, 2006
		Accumulated	Net book		Accumulated	Net book
	Cost	Amortization	value	Cost	Amortization	Value
Patents	$9,802	$6,986	$2,816	$9,787	$6,662	$3,125
Completed technology	66,846	21,786	45,060	66,846	14,793	52,053
License agreements	305	305	—	305	305	—
Trademark and trade names	4,962	1,567	3,395	4,962	980	3,982
Non-competition agreements	50	50	—	50	50	—
Customer relationships	36,500	6,994	29,506	36,500	3,447	33,053

	$118,465	$37,688	$80,777	$118,450	$26,237	$92,213

     Amortization expense for intangible assets was $3.9 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively, and $11.5 million and $8.5 million for the nine months ended June 30, 2007 and 2006, respectively.
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
     The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$79.9
Property, plant and equipment	15.4
Intangible assets	84.4
Goodwill	275.9
Other assets	20.8

Total assets acquired	476.4

Current liabilities	17.2
Other liabilities	1.1

Total liabilities assumed	18.3

Total purchase price including acquisition costs	$458.1

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

	$84.4

     Synetics Solutions, Inc.
     On May 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synetics Solutions Inc. (“Synetics”). Brooks completed its acquisition of Synetics from Yaskawa Electric Corporation (“Yaskawa”), a corporation duly organized and existing under the laws of Japan, through a merger that became effective as of June 30, 2006. Synetics provides customized manufactured solutions for the North American semiconductor equipment industry. Pursuant to the Merger Agreement, Synetics became a wholly owned subsidiary of Brooks. The aggregate purchase price of Synetics, net of cash acquired, was approximately $50.2 million consisting of a $28.6 million cash payment to Yaskawa, repayment of outstanding debt of $19.9 million and transaction costs of $1.7 million. The acquisition of Synetics provides the Company with the opportunity to enhance its existing capabilities with respect to manufacturing customer designed automation systems.
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

     Of the $17.4 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives (in millions):

Core technology	$4.2	7 years weighted average estimated useful life
Customer and contract relationships	4.8	7 years weighted average estimated economic consumption life
Customer supply agreement	8.4	10 years weighted average estimated useful life

	$17.4

5. Property, Plant and Equipment
     Property, plant and equipment as of June 30, 2007 and September 30, 2006 were as follows (in thousands):

	June 30,	September 30,
	2007	2006
Buildings and land	$45,942	$45,421
Computer equipment and software	40,659	48,476
Machinery and equipment	43,443	40,475
Furniture and fixtures	11,809	12,078
Leasehold improvements	26,637	22,873
Construction in progress	8,825	5,380

	177,315	174,703
Less accumulated depreciation and amortization	(99,460)	(98,036)

Property, plant and equipment, net	$77,855	$76,667

     Depreciation expense was $4.3 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively, and $12.8 million and $11.4 million for the nine months ended June 30, 2007 and 2006, respectively.
6. Earnings per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding used in computing basic earnings per share	75,046	74,427	74,802	71,597
Dilutive common stock options and restricted stock awards	691	139	574	195

Weighted average common shares outstanding for purposes of computing diluted earnings per share	75,737	74,566	75,376	71,792

     Approximately 2,769,000 and 4,527,000 options to purchase common stock and 0 and 215,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended June 30, 2007 and 2006, respectively, as their effect would be anti-dilutive. The 2,769,000 and 4,527,000 options for the three months ended June 30, 2007 and 2006, respectively, had an exercise price greater than the average market price of the common stock. In addition, approximately 3,194,000 and 4,961,000 options to purchase common stock and 44,000 and 4,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the nine months ended June 30, 2007 and 2006, respectively, as their effect would be anti-dilutive. The 3,194,000 and 4,961,000 options for the nine months ended June 30, 2007 and 2006, respectively, had an exercise price greater than the average market price of the common stock. These options and restricted stock could, however, become dilutive in future periods. In addition, 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt was excluded from this calculation for the three and nine months ended June 30, 2006 as the effect of conversion would be anti-dilutive based on a conversion price of $70.23. The Company paid off the convertible debt in full on July 17, 2006.
7. Discontinued Operations
     On March 30, 2007, the Company completed the sale of its software division, Brooks Software, to Applied Materials, Inc., a Delaware corporation (“Applied”) for cash consideration and the assumption of certain liabilities related to Brooks Software. Brooks Software is a provider of real-time applications for greater efficiency and productivity in collaborative, complex manufacturing environments. The Company transferred to Applied substantially all of its assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software.
     The Company recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of its discontinued software business, which is unchanged at June 30, 2007. This gain reflects the expected proceeds of $131.1 million of cash consideration, offset by expenses of $7.6 million, a tax provision of $1.9 million, and the write-off of net assets totaling $37.7 million.
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
     The summary of operating results from discontinued operations of the software division for the three and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$22,768	$47,712	$61,853
Gross profit	—	16,240	34,048	41,568
Income (loss) from discontinued operations before income taxes	(95)	4,011	12,578	76
Income (loss) from discontinued operations	(25)	3,304	13,273	(1,781)
     The income of $13,273,000 for the nine months ended June 30, 2007 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2,100,000.
     In addition, the Company recognized discontinued operations from the sale of its Specialty Equipment and Life Sciences division (“SELS”). For the three months ended June 30, 2006, there was $4,000 of SELS activity for revenue, gross profit and income from discontinued operations, net of tax. For the nine months ended June 30, 2006, there was $59,000 of SELS activity for revenue and $54,000 of gross profit and income from discontinued operations, net of tax. There was no SELS activity for the three and nine months ended June 30, 2007. Due to the losses incurred since acquisition of the SELS division, no tax benefit is reflected for the losses incurred.
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
8. Comprehensive Income
     Comprehensive income is computed as the sum of the Company’s net income, the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income for the three and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$22,839	$17,162	$152,765	$9,814
Change in cumulative translation adjustment	368	1,558	2,092	2,493
Cumulative translation adjustment on sale of software division	—	—	(2,085)	—
Unrealized gain (loss) on marketable securities	(53)	52	127	480

	$23,154	$18,772	$152,899	$12,787

9. Restructuring-Related Charges and Accruals
     The Company recorded a charge to continuing operations of $411,000 in the three months ended June 30, 2007 which primarily relates to costs for workforce reductions in the Company’s operations in Germany, compared to a charge of $619,000 in the three months ended June 30, 2006 for costs incurred related to workforce reductions. The Company recorded charges to continuing operations of $3,451,000 in the nine months ended June 30, 2007 which consist of $461,000 for costs incurred related to workforce reductions and $2,990,000 that relates to a vacant leased facility in Billerica, Massachusetts, the former PRI Automation, Inc. headquarters, and fully recognizes the Company’s remaining obligation on this lease and assumes that the Company will be unable to sublease any portion of the facility over the remainder of the lease. The Company recorded charges to continuing operations of $3,475,000 in the nine months ended June 30, 2006 which consisted of approximately a $1,600,000 charge related to the vacant Billerica facility and approximately $1,875,000 for costs incurred related to workforce reductions.
     The activity for the three and nine months ended June 30, 2007 and 2006 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2007
	Balance			Balance
	March 31,			June 30,
	2007	Expense	Utilization	2007

Facilities	$14,478	$—	$(896)	$13,582
Workforce-related	595	411	(398)	608

	$15,073	$411	$(1,294)	$14,190

	Activity — Three Months Ended June 30, 2006
	Balance					Balance
	March 31,					June 30,
	2006	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$15,225	$—	$—	$—	$(831)	$14,394
Workforce-related	5,759	845	719	(69)	(2,926)	4,328

	$20,984	$845	$719	$(69)	$(3,757)	$18,722

	Activity — Nine Months Ended June 30, 2007
	Balance			Balance
	September 30,			June 30,
	2006	Expense	Utilization	2007

Facilities	$13,697	$2,990	$(3,105)	$13,582
Workforce-related	2,846	439	(2,677)	608

	$16,543	$3,429	$(5,782)	$14,190

	Activity — Nine Months Ended June 30, 2006
	Balance					Balance
	September 30,					June 30,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$15,045	$1,600	$580	$—	$(2,831)	$14,394
Workforce-related	8,429	3,696	2,785	(555)	(10,027)	4,328

	$23,474	$5,296	$3,365	$(555)	$(12,858)	$18,722

     Workforce related charges (reversals) include $0 and $157,000 for the three months ended June 30, 2007 and 2006, respectively, and ($22,000) and $1,266,000 for the nine months ended June 30, 2007 and 2006, respectively, related to discontinued operations.
     The Company expects the majority of the remaining severance costs totaling $608,000 will be paid over the next twelve months. The expected facilities costs, totaling $13,582,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
10. Gain on Investment
     During the three months ended June 30, 2007, a company in which Brooks held a minority equity interest was acquired by a closely-held Swiss public company. The Company’s minority equity investment had been previously written down to zero in 2003. As a result, the Company received shares of common stock from the acquirer in exchange for its minority equity interest and recorded a gain of $5,110,000.

11. Employee Benefit Plans
     The components of the Company’s net pension cost relating to a noncontributory defined benefit pension plan acquired with the Helix acquisition for the three and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$63	$468	$189	$1,273
Interest cost	175	220	524	600
Expected return on assets	(251)	(253)	(752)	(688)

Net periodic pension benefit cost	$(13)	$435	$(39)	$1,185

     In conjunction with the acquisition of Helix, the Company closed the defined benefit pension plan to new hires and approved the decision to freeze the plan such that no further benefits would accrue after October 31, 2006. The impact of this decision has been reflected in the purchase price allocation described in Note 4.
     The Company does not expect to make contributions to the pension plan in fiscal 2007 given that the plan has been frozen.
12. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2007	2006
Accounts receivable	$110,362	$115,149
Less allowances	1,450	1,709

	$108,912	$113,440

Inventories
Raw materials and purchased parts	$46,062	$48,996
Work-in-process	35,214	25,064
Finished goods	26,449	25,794

	$107,725	$99,854

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

Activity — Three Months Ended June 30, 2007

Balance			Balance
March 31,			June 30,
2007	Accruals	Settlements	2007
$12,204	$1,953	$(2,668)	$11,489

Activity — Three Months Ended June 30, 2006

Balance			Balance
March 31,			June 30,
2006	Accruals	Settlements	2006
$10,741	$3,401	$(3,240)	$10,902

Activity — Nine Months Ended June 30, 2007

Balance			Balance
September 30,			June 30,
2006	Accruals	Settlements	2007
$11,608	$8,914	$(9,033)	$11,489

Activity — Nine Months Ended June 30, 2006

Balance			Balance
September 30,			June 30,
2005	Accruals	Settlements	2006
$9,782	$9,199	$(8,079)	$10,902

     The accrual of $9,199,000 for the nine months ended June 30, 2006 includes the acquired warranty liability of $1,262,000 and $309,000 from Helix and Synetics, respectively. The accrual of $3,401,000 for the three months ended June 30, 2006 includes the acquired warranty liability of $309,000 from Synetics at date of acquisition.
13. Contingencies
     There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. The Company cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect the Company’s business, financial condition and results of operations. If any such claims are asserted against the Company’s intellectual property rights, the Company may seek to enter into a royalty or licensing arrangement. The Company cannot guarantee, however, that a license will be available on reasonable terms or at all. The Company could decide in the alternative to resort to litigation to challenge such claims or to attempt to design around the patented technology. Litigation or an attempted design around could be costly and would divert the Company’s management’s attention and resources. In addition, if the Company does not prevail in such litigation or succeed in an attempted design around, the Company could be forced to pay significant damages or amounts in settlement. Even if a design around is effective, the functional value of the product in question could be greatly diminished.
     Commercial Litigation Matters
     In January 2006 a ruling was issued against the Company by a Massachusetts state court in a commercial litigation matter involving the Company and BlueShift Technologies, Inc. Awards of damages and costs were assessed against Brooks in January and April 2006 in the amount of approximately $1.6 million, which had been accrued for at December 31, 2005. That ruling was affirmed by the Massachusetts Court of Appeals in June 2007 and a request for further appellate review by the Massachusetts Supreme Judicial Court is now pending.
     Regulatory Proceedings Relating to Equity Incentive Practices and the Restatement
     On May 12, 2006, the Company announced that it had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information in connection with an informal inquiry by that office regarding a loan the Company previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, the Company was informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to the Company and to the Special Committee of the Board of Directors, which had previously been formed on March 8, 2006, requesting documents related to the Company’s stock option grant practices and to the loan to Mr. Therrien.
     On May 19, 2006, the Company received a grand jury subpoena from the United States Attorney (the “DOJ”) for the Eastern District of New York requesting documents relating to stock option grants. Responsibility for the DOJ’s investigation was subsequently assumed by the United States Attorney for the District of Massachusetts. On June 22, 2006 the United States Attorney’s Office for the District of Massachusetts issued a grand jury subpoena to the Company in connection with an investigation by that office into the timing of stock option grants by the Company and the loan to Mr. Therrien mentioned above. On May 9, 2007, the Company received a follow-up grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts in connection with the same matters.
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, the former Chief Executive Officer and Chairman of the Company, with income tax evasion. A separate civil complaint was filed by the Securities and Exchange Commission on July 25,

2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws.
     The Company has been cooperating fully with both the Securities and Exchange Commission and the United States Attorney’s Office for the District of Massachusetts since the outset of their respective investigations. The Company intends to continue to cooperate with both of these agencies. Brooks was not charged in either the SEC complaint or the indictment. Neither the SEC nor the United States Attorney’s Office has notified Brooks that it intends to bring criminal or civil charges against Brooks relating to this conduct.
     The Company continues to cooperate fully with the investigations being conducted by the SEC and the DOJ.
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
     On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, former President and Chief Operating Officer of the Company’s Enterprise Software Group; Thomas S. Grilk, Secretary and General Counsel of the Company; current employee Michael W. Pippins; Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants served motions to dismiss and, in response, Plaintiffs have moved for leave to amend their Complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as Defendants Richard C. Small, Senior Vice President and Corporate Controller of the Company, and Mr. Woolacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of the Company. On May 4, 2007, the Court granted Plaintiffs leave to file an amended complaint. On June 22, 2007, the Defendants served Plaintiffs with motions to dismiss the amended complaint, and briefing is now in progress.
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
     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms. Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff has filed a Consolidated Amended Complaint. Motions to dismiss have been filed by all defendants in the case. In partial response to defendants’ motions to dismiss, the lead plaintiff filed a motion to amend the complaint to add a named plaintiff on May 10, 2007. Defendants filed their opposition to this motion. On June 26, 2007, the Court heard argument on defendants’ motions to dismiss and lead plaintiff’s motion to amend the complaint. The Court took the motions under advisement.
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
     Matter to which the Company is Not a Party
     Jenoptik-Asyst Litigation
          The Company acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. The Company does not know whether Asyst will appeal this judgment.
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
14. Subsequent Event
     Tender Offer of the Company’s Common Stock
     On May 31, 2007, the Company announced that its Board of Directors (Board) had authorized a modified “Dutch Auction” self-tender offer to purchase up to 6,060,000 shares of its common stock, representing approximately 8% of its approximately 75.8 million outstanding shares as of April 30, 2007. This transaction closed on July 5, 2007. In the tender offer, shareholders had the opportunity to tender some or all of their shares at a price not less than $16.50 per share or more than $19.00 per share, net to the seller in cash, without interest. The tender offer commenced on June 1, 2007 and expired on June 28, 2007. This action followed the closing of the Company’s recent sale of the Brooks Software Division, which generated proceeds to the Company that strengthened its cash assets. Following the sale of the Brooks Software Division, the Board determined that the best use for much of the cash generated in that transaction was to invest in Brooks through a share repurchase returning money to its shareholders.
     On July 5, 2007, the Company announced the final results of its modified “Dutch Auction” tender offer. In accordance with the terms and conditions of the tender offer, the Company accepted for purchase 6,060,000 shares of its common stock at a purchase price of $18.20 per share, for a total cost of approximately $110.3 million. The total shares tendered before proration was approximately 7,400,000 common shares. Since the offer was oversubscribed, the number of shares that the Company accepted for purchase from each tendering shareholder was prorated, based upon the proration procedures described in the Offer to Purchase mailed to shareholders and certain other limited exceptions. Shareholders who validly tendered shares at a price equal to or below $18.20 per share had approximately 82% of those shares accepted for purchase. The depositary promptly issued payment for the shares accepted for purchase in the tender. Any shares properly tendered and not properly withdrawn, but not purchased, were returned promptly to stockholders by the depositary. Brooks financed the tender offer with available cash on hand.

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
     We are currently focusing our major efforts in the following aspects of our business:
•	Implementing global sourcing and manufacturing efficiency through expanded operations in the U.S., Mexico and Asia to be close to the customer;

•	Expanding our vacuum business globally with new products and new channels such as our joint venture in Japan with Yaskawa;

•	Expanding our sales of equipment automation to the larger vertically integrated OEMs with new integrated sub-system and automation system platforms, and through our CDA business; and

•	Sizing our business appropriately given the cyclical nature of the semiconductor industry.
Recent Developments
     We completed the sale of our software division on March 30, 2007. Effective October 1, 2006, our consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation.
     On May 31, 2007, we announced that our Board of Directors (Board) had authorized a modified “Dutch Auction” self-tender offer to purchase up to 6,060,000 shares of our common stock, representing approximately 8% of our approximately 75.8 million outstanding shares as of April 30, 2007. This transaction closed on July 5, 2007. In the tender offer, shareholders had the opportunity to tender some or all of their shares at a price not less than $16.50 per share or more than $19.00 per share, net to the seller in cash, without interest. The tender offer commenced on June 1, 2007 and expired on June 28, 2007. This action followed the closing of our recent sale of the Brooks Software Division, which generated proceeds to us that strengthened our cash assets. Following the sale of the Brooks Software Division, the Board determined that the best use for much of the cash generated in that transaction was to invest in Brooks through a share repurchase returning money to our shareholders.
     On July 5, 2007, we announced the final results of our modified “Dutch Auction” tender offer. In accordance with the terms and conditions of the tender offer, we accepted for purchase 6,060,000 shares of our common stock at a purchase price of $18.20 per share, for a total cost of approximately $110.3 million. The total shares tendered before proration was approximately 7,400,000 common shares. Since the offer was oversubscribed, the number of shares that we accepted for purchase from each tendering shareholder was prorated, based upon the proration procedures described in the Offer to Purchase mailed to shareholders and certain other limited exceptions. Shareholders who validly tendered shares at a price equal to or below $18.20 per share had approximately 82% of those shares accepted for purchase. The depositary promptly issued payment for the shares accepted for purchase in the tender. Any shares properly tendered and not properly withdrawn, but not purchased, were returned promptly to stockholders by the depositary. We financed the tender offer with available cash on hand.
Three and Nine Months Ended June 30, 2007, Compared to Three and Nine Months Ended June 30, 2006
Revenues
     We reported revenues of $190.5 million for the three months ended June 30, 2007, compared to $163.4 million in the three months ended June 30, 2006, a 16.6% increase. The increase primarily reflects the additional revenues of $24.8 million related to the Synetics acquisition along with incremental vacuum product license revenues of $8.5 million, offset by lower revenues for automation products due to a slowdown in capital spending in the semiconductor industry. Our revenues for the nine months ended June 30, 2007 were $576.8 million, compared to $420.7 million in the same prior year period, a 37.1% increase. This increase reflects the additional revenues of $72.0 million related to the Synetics acquisition, along with higher revenues of $34.6 million from automation products due to higher demand for semiconductor capital equipment primarily from large OEM equipment suppliers, higher revenues of $22.9 million from vacuum products due to higher demand, additional license revenues and an additional month of activity in the first three quarters of fiscal year 2007 compared to fiscal year 2006 as the Helix transaction closed one month into this period in 2006, higher customer support revenues of $11.8 million, and higher revenues of $14.8 million for legacy CDA systems.
     Product revenues increased $25.8 million, or 19.7%, to $156.7 million, in the three months ended June 30, 2007, from $130.9 million in the three months ended June 30, 2006. This increase is primarily attributable to the additional revenues of $23.7 million related to the Synetics acquisition along with incremental vacuum product license revenues of $8.5 million, offset by lower revenues for automation products due to a slowdown in capital spending in the semiconductor industry. Service revenues increased $1.3 million to $33.8 million in the three months ended June 30, 2007. This increase primarily reflects additional revenues of $1.1 million related to the Synetics acquisition.
     Product revenues increased $141.6 million, or 42.1%, to $477.6 million, in the nine months ended June 30, 2007, from $336.0 million in the nine months ended June 30, 2006. This increase is primarily attributable to the additional revenues of $69.1 million related to the Synetics acquisition, along with higher revenues of $30.9 million for automation products, principally vacuum systems, due to higher demand for semiconductor capital equipment primarily from large OEM equipment suppliers, higher revenues of $22.9 million from vacuum products due to higher demand, additional license revenues and an additional month of activity in the first three quarters of fiscal year 2007 compared to fiscal year 2006 as the Helix transaction closed one month into this period in 2006, and higher revenue of $14.7 million from legacy CDA systems. Service revenues increased $14.5 million, or 17.1%, to $99.1 million in the nine months ended June 30, 2007. This increase reflects additional revenues of $2.8 million related to the Synetics acquisition, along with higher revenues from services agreements of $2.8 million and repair services of $5.3 million.
     Revenues outside the United States were $54.9 million, or 28.8% of revenues, and $202.0 million, or 35.0% of revenues, in the three and nine months ended June 30, 2007, respectively, compared to $62.6 million, or 38.3% of revenues, and $163.1 million, or 38.8% of revenues, in the three and nine months ended June 30, 2006, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues. The current international component of revenues is not indicative of the future international component of revenues.
Gross Margin
     Gross margin dollars increased to $57.4 million for the three months ended June 30, 2007 or $59.7 million excluding $2.3 million of completed technology amortization, compared to $55.2 million for the three months ended June 30, 2006, or $57.4 million excluding $2.2 million of completed technology amortization. The overall increase in gross margin dollars primarily reflects the additional margin of $3.7 million related to the Synetics acquisition, along with the incremental margin from the vacuum product license revenue, offset by lower margin related to automation products due to unfavorable absorption variances and additional inventory provisions and disposals. Gross margin percentage decreased to 30.1% for the three months ended June 30, 2007, compared to 33.8% for the three months ended June 30, 2006, primarily due to the lower margin on the additional Synetics revenues.
     Gross margin dollars increased to $179.6 million for the nine months ended June 30, 2007 or $186.6 million excluding $7.0 million of completed technology amortization, compared to $126.6 million for the nine months ended June 30, 2006, or $143.6 million excluding a $11.2 million charge to write-off the remaining step-up in inventory related to the Helix acquisition and $5.8 million of completed technology amortization. Gross margin percentage increased to 31.1% for the nine months ended June 30, 2007, compared to 30.1% for the nine months ended June 30, 2006. Excluding the $11.2 million inventory write-off taken in the first half of fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin primarily reflects the additional margin of $12.3 million related to the Synetics acquisition, along with higher margin of $14.6 million from higher sales of automation products and higher margin of $8.9 million on higher revenues from vacuum products.
     Gross margin on product revenues was $48.3 million for the three months ended June 30, 2007 or $50.6 million excluding $2.3 million of completed technology amortization, compared to $45.3 million for the three months ended June 30, 2006, or $47.5 million excluding $2.2 million of completed technology amortization. The overall increase in product gross margin dollars primarily reflects the additional margin of $3.2 million related to the Synetics acquisition, along with the incremental margin from the vacuum product license revenue, offset by lower margin related to automation products due to unfavorable absorption variances and additional inventory provisions and disposals. Gross margin percentage on product revenues decreased to 30.8% for the three months ended June 30, 2007, compared to 34.6% for the three months ended June 30, 2006, primarily due to the lower margin on the additional Synetics revenues.
     Gross margin on product revenues increased to $151.2 million for the nine months ended June 30, 2007 or $158.2 million excluding $7.0 million of completed technology amortization, compared to $95.4 million for the nine months ended June 30, 2006, or $112.4 million excluding a $11.2 million charge to write-off the remaining step-up in inventory related to the Helix acquisition and $5.8 million of completed technology amortization. Gross margin percentage increased to 31.7% for the nine months ended June 30, 2007, compared to 28.4% for the nine months ended June 30, 2006. Excluding the $11.2 million inventory write-off taken in the first half of fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin primarily reflects the additional margin of $11.2 million related to the Synetics acquisition, along with higher margin of $14.6 million from higher sales of automation products and higher margin of $8.9 million on higher revenues from vacuum products.

     Gross margin on service revenues was $9.1 million or 26.9% for the three months ended June 30, 2007, compared to $9.9 million or 30.4% in the three months ended June 30, 2006. Gross margin on service revenues was $28.4 million or 28.7% for the nine months ended June 30, 2007, compared to $31.1 million or 36.8% in the nine months ended June 30, 2006. This decrease in gross dollars and percentage is primarily attributable to higher materials costs incurred on customer service, upgrade and repairs programs as well as higher warranty-related spending.
Research and Development
     Research and development expenses for the three months ended June 30, 2007, were $12.8 million, an increase of $0.6 million, compared to $12.2 million in the three months ended June 30, 2006. Research and development expenses for the nine months ended June 30, 2007, were $39.2 million, an increase of $6.8 million, compared to $32.4 million in the nine months ended June 30, 2006. Research and development expenses decreased as a percentage of revenues to 6.7% in the three months ended June 30, 2007 from 7.5% in the three months ended June 30, 2006, and also decreased to 6.8% in the nine months ended June 30, 2007 compared to 7.7% in the nine months ended June 30, 2006. The increase in absolute spending in the three months ended June 30, 2007 is primarily attributable to the additional spending of $1.1 million related to the Synetics acquisition. The increase in absolute spending in the nine months ended June 30, 2007 is attributable to the additional spending of $3.2 million related to the Synetics acquisition, along with higher spending of $3.6 million associated with the legacy Brooks business. The decrease as a percentage of revenues was primarily the result of continued focus on controlling costs as well as higher revenue levels against which these costs are measured.
Selling, General and Administrative
     Selling, general and administrative (SG&A) expenses were $29.9 million for the three months ended June 30, 2007, a decrease of $0.3 million, compared to $30.2 million in the three months ended June 30, 2006. SG&A expenses were $91.5 million for the nine months ended June 30, 2007, an increase of $8.0 million, compared to $83.5 million in the nine months ended June 30, 2006. SG&A expenses decreased as a percentage of revenues, to 15.7% in the three months ended June 30, 2007 from 18.5% in the three months ended June 30, 2006, and also decreased to 15.9% in the nine months ended June 30, 2007 compared to 19.8% in the nine months ended June 30, 2006. The decrease in absolute spending in the three months ended June 30, 2007 is primarily attributable to lower legal expenses arising out of matters described more fully in the Contingencies note to the consolidated financial statements of $1.5 million along with lower management incentive charges of $2.8 million, offset by additional expenses of $1.9 million related to the Synetics business and other increased SG&A costs of $2.1 million. The increase in absolute spending in the nine months ended June 30, 2007 is primarily attributable to additional expenses of $5.4 million related to the Synetics business, higher legal expenses arising out of matters described more fully in the Contingencies note to the consolidated financial statements of $1.6 million, and other increased SG&A costs of $1.0 million.
Restructuring and Acquisition-related Charges
     We recorded a charge to continuing operations of $0.4 million in the three months ended June 30, 2007 which primarily relates to costs for workforce reductions in our operations in Germany, compared to charges of $0.6 million in the three months ended June 30, 2006 for costs incurred related to workforce reductions. We recorded charges to continued operations of $3.5 million in the nine months ended June 30, 2007 which consisted of $0.5 million for costs incurred related to workforce reductions and $3.0 million to fully recognize our remaining obligation on the lease associated with our vacant facility in Billerica, Massachusetts. We recorded charges to continuing operations of $3.5 million in the nine months ended June 30, 2006 which consisted of a $1.6 million charge related to the vacant Billerica facility and $1.9 million for costs incurred related to workforce reductions.
Interest Income and Expense
     Interest income increased by $0.1 million, to $4.3 million, in the three months ended June 30, 2007, from $4.2 million in the three months ended June 30, 2006. Interest income decreased by $2.4 million, to $8.9 million, in the nine months ended June 30, 2007, from $11.3 million in the nine months ended June 30, 2006. This decrease is primarily the result of lower investment balances in the first half of fiscal year 2007 following the repayment of the

Convertible Subordinated Notes in the quarter ended September 30, 2006. Interest expense decreased by $2.3 million, to $0.1 million, in the three months ended June 30, 2007, from $2.4 million for the three months ended June 30, 2006. Interest expense decreased by $6.7 million, to $0.5 million, in the nine months ended June 30, 2007, from $7.2 million for the nine months ended June 30, 2006. The interest expense incurred in the prior periods related primarily to the Convertible Subordinated Notes that were paid off in the quarter ended September 30, 2006.
Equity in Earnings of ULVAC Cryogenics, Inc.
     Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Chigasaki, Japan, was $0.3 million and $0.9 million in the three and nine months ended June 30, 2007, compared to $0.3 million and $0.7 million for the three and nine months ended June 30, 2006.
Gain on Investment
     During the three months ended June 30, 2007, a company in which Brooks held a minority equity interest was acquired by a closely-held Swiss public company. Our minority equity investment had been previously written down to zero in 2003. As a result, we received shares of common stock from the acquirer in exchange for our minority equity interest and recorded a gain of $5.1 million.
Other (Income) Expense
     We recorded other expense, net of $0.5 million in the three months ended June 30, 2007, compared to $0.2 million in the three months ended June 30, 2006. For the nine months ended June 30, 2007, we recorded other expense, net of $1.4 million compared to other income, net of $0.1 million in the nine months ended June 30, 2006. This increase in expense in both the three and nine month periods is primarily due to foreign exchange losses.
Income Tax Provision
     We recorded an income tax provision of $0.6 million and $2.7 million in the three and nine months ended June 30, 2007, respectively, compared to a provision of $0.6 million and $1.7 million in the three and nine months ended June 30, 2006, respectively. The tax provision recorded for both periods was primarily due to alternative minimum taxes along with foreign income and withholding taxes. We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2007, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2007 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.
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
Discontinued Operations
     We completed the sale of our software division to Applied Materials on March 30, 2007. We recorded income from the operation of our discontinued software business of $13.3 million for the nine months ended June 30, 2007, compared to a loss of $1.7 million associated with this business for the nine months ended June 30, 2006. This favorable change is primarily the result of reduced research and development and SG&A spending, lower amortization of completed technology and the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement.
     We recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of our discontinued software business, which is unchanged at June 30, 2007. This gain reflects the expected proceeds of $131.1 million of cash consideration, offset by expenses of $7.6 million, a tax provision of $1.9 million, and the write-off of net assets totaling $37.7 million.
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
     At June 30, 2007, we had cash, cash equivalents and marketable securities aggregating $369.2 million. This amount was comprised of $303.0 million of cash and cash equivalents, $57.8 million of investments in short-term marketable securities and $8.4 million of investments in long-term marketable securities. At September 30, 2006, we had cash, cash equivalents and marketable securities aggregating $191.4 million. This amount was comprised of $115.8 million of cash and cash equivalents, $68.3 million of investments in short-term marketable securities and $7.3 million of investments in long-term marketable securities.
     Cash provided by operations was $52.8 million for the nine months ended June 30, 2007, and was primarily attributable to our net income of $152.8 million, non-cash depreciation and amortization of $24.3 million and compensation expense related to common stock and options of $5.9 million, partially offset by the working capital adjustments related to the sale of our software division of $81.8 million, the gain on investment of $5.1 million and a decrease in cash of $42.0 million due to net working capital changes. This change in working capital was primarily the result of decreased accounts payable levels of $13.6 million, an increased inventory balance of $9.0 million, an increase in prepaid expenses of $7.5 million, a decrease in accrued compensation and benefits of $5.4 million and increased accounts receivable balances of $4.5 million.
     Cash provided by investing activities was $125.3 million for the nine months ended June 30, 2007, and is principally comprised of proceeds from the sale of our software business of $130.4 million and net sales of marketable securities of $9.8 million, partially offset by $14.8 million used for capital additions.
     Cash provided by financing activities was $8.3 million for the nine months ended June 30, 2007, and is primarily due to the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.
     While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.
     At June 30, 2007, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
     On July 5, 2007, we announced the final results of our modified “Dutch Auction” tender offer. In accordance with the terms and conditions of the tender offer, we accepted for purchase 6,060,000 shares of our common stock at a purchase price of $18.20 per share, for a total cost of approximately $110.3 million. We financed the tender offer with available cash on hand.
     We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. In addition, we are subject to litigation related to our stock-based compensation restatement which could have an adverse affect on our existing resources.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a comprehensive model for the recognition, measurement and financial statement disclosure of uncertain tax positions taken or expected to be taken in tax returns. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Generally, a company should record the change in net assets that results from the application of FIN No. 48 as an adjustment to retained earnings. We are currently evaluating the potential impact of FIN No. 48 and do not expect a material impact on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect that the adoption of SAB 108 for the fiscal year ended September 30, 2007 will have a material impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the potential impact of SFAS 157 on our financial position and results of operations.
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
     An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Retrospective application is not permitted. We are currently evaluating the potential impact of SFAS No. 158 and do not expect a material impact on our financial position and results of operations.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Commercial Litigation Matters
     In January 2006 a ruling was issued against us by a Massachusetts state court in a commercial litigation matter involving us and BlueShift Technologies, Inc. Awards of damages and costs were assessed against us in January and April 2006 in the amount of approximately $1.6 million, which had been accrued for at December 31, 2005. That ruling was affirmed by the Massachusetts Court of Appeals in June 2007 and a request for further appellate review by the Massachusetts Supreme Judicial Court is now pending.
     Regulatory Proceedings Related to Equity Incentive Practices and the Restatement
     On May 12, 2006, we announced that the Company had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to us in connection with an informal inquiry by that office regarding a loan we previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, we were informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to the Company and to the Special Committee of the Board of Directors, which had previously been formed on March 8, 2006, requesting documents related to the Company’s stock option grant practices and to the loan to Mr. Therrien.
     On May 19, 2006, we received a grand jury subpoena from the United States Attorney (the “DOJ”) for the Eastern District of New York requesting documents relating to stock option grants. Responsibility for the DOJ’s investigation was subsequently assumed by the United States Attorney for the District of Massachusetts. On June 22, 2006 the United States Attorney’s Office for the District of Massachusetts issued a grand jury subpoena to us in connection with an investigation by that office into the timing of stock option grants by us and the loan to Mr. Therrien mentioned above. On May 9, 2007, we received a follow-up grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts in connection with the same matters.
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, the former Chief Executive Officer and Chairman of the Company, with income tax evasion. A separate civil complaint was filed by the Securities and Exchange Commission on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws.
     We have been cooperating fully with both the Securities and Exchange Commission and the United States Attorney’s Office for the District of Massachusetts since the outset of their respective investigations. We intend to continue to cooperate with both of these agencies. Brooks was not charged in either the SEC complaint or the indictment. Neither the SEC nor the United States Attorney’s Office has notified us that it intends to bring criminal or civil charges against us relating to this conduct.
     The Company continues to cooperate fully with the investigations being conducted by the SEC and the DOJ.
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
     On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the Plaintiffs filed a Consolidated Shareholder Derivative Complaint; the Defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, former President and Chief Operating Officer of the Company’s Enterprise Software Group; Thomas S. Grilk, Secretary and General Counsel of the Company; current employee Michael W. Pippins; Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and Plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The Defendants served motions to dismiss and, in response, Plaintiffs have moved for leave to amend their Complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as Defendants Richard C. Small, Senior Vice President and Corporate Controller of the Company, and Mr. Woolacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of the Company. On May 4, 2007, the Court granted Plaintiffs leave to file an amended complaint. On June 22, 2007, the Defendants served Plaintiffs with motions to dismiss the amended complaint, and briefing is now in progress.
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
     On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms. Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against all individual defendants. The complaint seeks, inter alia, damages, including interest, and plaintiff’s costs. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff has filed a Consolidated Amended Complaint. Motions to dismiss have been filed by all defendants in the case. In partial response to defendants’ motions to dismiss, the lead plaintiff filed a motion to amend the complaint to add a named plaintiff on May 10, 2007. Defendants filed their opposition to this motion. On June 26, 2007, the Court heard argument on defendants’ motions to dismiss and lead plaintiff’s motion to amend the complaint. The Court took the motions under advisement.
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
     Matter to which the Company is Not a Party
     Jenoptik-Asyst Litigation
          We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. We do not know whether Asyst will appeal this judgment.
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
     Jenoptik-Asyst Litigation
     We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. We do not know whether Asyst will appeal this judgment.
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

BROOKS AUTOMATION, INC.
DATE: August 9, 2007	/s/ EDWARD C. GRADY
Edward C. Grady
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 9, 2007	/s/ ROBERT W. WOODBURY, JR.
Robert W. Woodbury, Jr.
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications