Form 10-K
period 2007-09-30
BROOKS AUTOMATION INC
filed 2007-11-29
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-25434

Brooks Automation, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3040660
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

15 Elizabeth Drive	01824
Chelmsford, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)

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

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2007, was approximately $1,284,220,900 based on the closing price per share of $17.15 on that date on the Nasdaq Stock Market. As of March 31, 2007, 75,786,372 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 15, 2007, 70,859,004 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

Brooks Automation, Inc. (“Brooks”, “we”, “us”, or “our”), a Delaware Corporation, is a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. We principally supply hardware and services to both original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment, and chip manufacturers. We are a technology and market leader with offerings ranging from individual hardware modules to fully integrated systems as well as services to install and support our products worldwide.

Our company was founded in 1978 to develop and market automated substrate handling equipment for semiconductor manufacturing and became a publicly traded company in February 1995. Since that time, we have grown significantly from a niche supplier of wafer handling robot modules for vacuum-based processes into the largest merchant supplier of hardware automation products for the semiconductor industry in consecutive calendar years from 2001 through 2006. We were also the world’s 12th largest semiconductor wafer fabrication facility equipment (“WFE”) company in 2006, according to the independent market research firm Gartner, Inc.

Industry Background

In recent years the semiconductor industry has experienced significant growth in both the volume and complexity of integrated circuit devices being manufactured all around the world, particularly in Asia. This growth is being driven by the increasing demand for high performance electronic products that require semiconductors. The products include computers, telecommunications equipment, consumer electronics, data storage media and wireless communications devices.

The production of advanced semiconductor chips is an extremely complex and logistically challenging manufacturing activity. To create the tens of millions of microscopic transistors and connect them both horizontally and in vertical layers in order to produce a functioning integrated circuit, or IC chip, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Up to 40% of these tools perform processes in a vacuum, such as removing, depositing, or measuring material on wafer surfaces. Wafers can go through as many as 400 different process steps before fabrication is complete. These steps, which comprise the initial fabrication of the integrated circuit and are referred to in the industry as front-end processes, are repeated many times to create the desired pattern on the silicon wafer. As the complexity of semiconductors continues to increase, the number of process steps also increases, resulting in a greater need for automation due to the handling requirements and increased number of tools. This requirement for efficient, higher throughput and extremely clean semiconductor wafer fabs has created a substantial market for wafer handling automation (moving the wafers around and between tools) and tool automation (the use of robots and modules used in conjunction with and inside process tools that move wafers from station to station).

Wafer handling robotics have emerged as a critical technology in determining the efficacy and productivity of the complex tools which process 300mm wafers in the world’s most advanced wafer fabs. A tool is built around a process chamber using automation technology provided by a company such as Brooks, to move wafers into and out of the chamber. Today, OEMs are building their tools using a cluster tools architecture, whereby several process chambers are mounted to one central frame that processes wafers. We specialize in developing and building the handling system technology used in these tools. Our products can be provided as an individual component or as a complete handling system. These products are provided to support both atmospheric and vacuum based processes.

In order to facilitate the handling and transportation of wafers into a process tool, an equipment front-end module, or EFEM, is utilized. An EFEM serves as an atmospheric interface for wafers being fabricated by tools that use either atmospheric or vacuum processes. We provide the products and technology to create the required vacuum as well as automate these processes. For vacuum-based processes, automation systems use vacuum robots to transfer wafers into the OEM’s process modules. Our vacuum automation systems use vacuum robots to transfer wafers into the OEM’s process modules. In addition, high vacuum pumps, which we also provide, are required in certain process steps to remove all potentially contaminating gases and impurities from the processing environment and to optimize that environment by maintaining pressure consistency of the known process gas. In achieving optimal production yields, semiconductor manufacturers must also ensure that each process operates at carefully controlled pressure levels. Impurities or incorrect pressure levels can lower production yields, thereby significantly increasing the cost per useable semiconductor chip produced. We provide various pressure measurement instruments that form part of this pressure control loop on production processing equipment. Some key vacuum processes include: dry etching and dry stripping; chemical vapor deposition, or CVD; physical vapor deposition, or PVD; and ion implantation.

Today, all new wafer fabrication facilities, or fabs, being constructed are designed to support the production of semiconductors on 300 millimeter (mm) wafers. The capital expenditure by a semiconductor company to create a modern 300mm fab can exceed $3 billion and is well in excess of $2 billion for a 200mm facility. While most 200mm fabs are only partially automated, virtually all 300mm fabs are fully automated. Automation hardware, software and services have grown from approximately $50 million for a 200mm fab to over $180 million for a 300mm facility. Typically 75% to 80% of the capital investment for a fab is for manufacturing equipment, while the remainder is dedicated to land, the physical building, the clean room production floor and automation, network and facilities infrastructure.

The served available market for semiconductor automation approximated $2.0 billion in 2006, according to Gartner. Brooks concentrates on the tool automation portion of the broad automation market, which Gartner estimates to be approximately $650 million in 2006. In addition, we continue to recognize the importance of establishing and maintaining a world-class customer service infrastructure that can address the majority of the global semiconductor industry’s automation and tool up-time needs.

Current Trends

The demand for semiconductors and semiconductor manufacturing equipment is cyclical. Historically, this industry has experienced periodic expansions and contractions, which are commonly referred to as “upturns” and “downturns.” Globally, the semiconductor industry experienced a prolonged downturn from fiscal 2001 to the end of fiscal 2003. Industry economics improved significantly in fiscal 2004 and we were able to return to profitability for the period, benefiting from improved market demand and from cost reduction initiatives that we implemented during the downturn. Industry conditions weakened again during fiscal 2005 leading to a revenue and profitability decline for the period. During fiscal 2006 and continuing into fiscal 2007, Brooks again benefited from a cyclical upturn in demand for its products and services, which helped drive revenues and earnings to record levels. During the fourth quarter of fiscal 2007, the Company began to observe a slowdown in the demand for semiconductor capital equipment. It is difficult to accurately predict the length of such downturns, but the Company does not anticipate this downturn to be prolonged or as severe as downturns experienced over the course of its history. Still, we believe it is both reasonable and prudent to expect that the global semiconductor industry will experience market conditions that fluctuate unpredictably and at times, severely.

The majority of equipment automation is still addressed internally by engineering teams working inside customer OEMs, but the trend of outsourcing the procurement of automation technology and production systems has been gathering momentum since the late 1980’s. This internal market is also referred to as the captive market. The trend of outsourcing has accelerated through the semiconductor industry’s transition to cluster tools, which have increased the need for reliability and performance. Furthermore, the need for outsourcing automation has been driven by the need of our OEM customers to leverage their expertise in process technology, rather than mechanical technology. Since the early 2000’s, many of the major OEMs have begun to look outside their captive capabilities to suppliers, like us, who could provide them with fully integrated and tested systems. Accordingly, we believe that our primary opportunity comes from being able to provide reliable technology solutions to the larger semiconductor OEMs that currently satisfy their substrate handling needs through their captive supplier.

The global semiconductor industry is experiencing a material shift in the fabrication of wafers from North American and European based facilities to wafer fabs and foundries located in Asia. In addition to this regional shift, the global semiconductor industry is one that is continuously focused on cost reduction. As such, companies that are a part of, or a supplier to, this industry are expected to support their customers’ focus on reducing the costs of operating and maintaining their manufacturing network. In addition to innovative technology solutions that increase device yields at the wafer and wafer throughput per tool, we are aggressively looking to access markets and resources that enable us to leverage the benefits of lower cost materials and production facilities located in Asia.

Segments

In the fourth quarter of fiscal 2007 we made changes to our internal reporting structure and will now be reporting results in three segments: Automation Systems Group; Critical Components Group; and Global Customer Support Group.

Our Automation Systems Group segment provides a range of wafer handling products and systems that support both atmospheric and vacuum process technology used by our customers.

The Critical Components Group segment includes cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications. The pump, gauge and chiller products serve various markets that use vacuum as a critical enabler to overall system performance.

The Global Customer Support Group segment consists of our service organization, which provides an extensive range of support to our customers to address their on-site needs, consultation, or spare parts logistics, all of which enable the customer to maximize wafer fab utilization, process tool uptime and productivity.

Products

The Automation Systems Group provides automation products for vacuum and atmospheric equipment, as well as mini-environment products, calibration and alignment products and high-precision airflow controls primarily for the semiconductor industry and high performance electronics industries. These products include wafer transport robots and platforms sold to semiconductor equipment manufacturers, as well as products for lithograghy that automate storage, inspection and transport of photomasks or reticles sold directly to chip manufacturers. We offer hardware for process and metrology equipment as either modules or systems. The products sold as modules are discrete components such as robots, load ports, and aligners, while those products sold as systems are pre-integrated assemblies such as the cluster tool platform that may consist of a number of modules provided by us or other suppliers.

The Critical Components Group provides products and subsystems designed to create, measure and control vacuum technology solutions such as cryogenic pumps for creating vacuum, product for measuring vacuum, and thermal management products that are used in manufacturing equipment for the semiconductor, data storage and flat panel display industries.

The Global Customer Support Group provides customers worldwide with crucial and timely support of all our hardware offerings. We assist with the installation of hardware products, product training, consulting and sustaining on-site support. Our extensive range of global support and system monitoring services are designed to lower the total cost of ownership for our customers. The objective is to increase our customers’ system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers’ installed base of production tools through upgrades and other services. In addition, we maintain spare parts inventories in regional hubs to enable our personnel to serve our customers and to service our products more efficiently.

We continuously direct resources to introduce new generations of products and services to replace the current offerings. These products and services are the culmination of an extensive R&D program and extensive customer interactions over the past few years. New products and services are developed using a product life cycle management process designed to meet goals for performance, manufacturability, cost, reliability and support.

Customers

We sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. Our customers also include companies who are in the data storage and other high performance electronics industries. Additionally, certain Brooks’ products are sold to non-semiconductor customers producing imaging, coating, and analytic instruments. We have major customers in North America, Europe and Asia.

We expect international revenues to continue to represent a significant percentage of total revenues, as our industry is seeing an increasing business shift to Asia. See Note 16, “Segment and Geographic Information” of Notes to the Consolidated Financial Statements for further discussion of our sales by geographic region and revenue, income and assets by reportable segment. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to foreign operations.

Relatively few customers account for a substantial portion of our revenues, with the top 20 customers accounting for approximately 66% of our business in fiscal 2007. We have two customers, Applied Materials, Inc. and Lam Research Corporation, that each accounted for more than 10% of our overall revenues for the year.

Sales, Marketing and Customer Support

We market and sell our equipment in North America, Europe and Asia through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases a customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization when required, and to assure open communication and support.

Our marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, publication of press releases and articles in business and industry publications. To enhance communication and support, particularly with our international customers, we maintain sales and service centers in the North American, European, and Asian locations. These facilities, together with our headquarters, maintain local support capability and demonstration equipment for customers to evaluate. Customers are encouraged to discuss features and applications of our demonstration equipment with our engineers located at these facilities.

Competition

The semiconductor fab and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The majority of equipment automation is still done in-house by OEMs. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihan, Daikin and Rorze. Also, contract manufacturing companies such as Sanmina, FoxSemicon and Flextronics are offering limited assembly and manufacturing services to the OEM companies. Our competitors among vacuum subsystems suppliers include Sumitomo Heavy Industries (SHI), Genesis, MKS Instruments and Inficon.

Atmospheric tool automation is outsourced to a larger degree and has a larger field of competitors due to the lower barriers to entry. We compete directly with other equipment automation suppliers of atmospheric modules and systems such as Asyst, Hirata, Kawasaki, Rorze, Sankyo, TDK and Shinko. Contract manufacturers are also providing assembly and manufacturing services for atmospheric systems.

We have a significant share of the market for vacuum cryogenic pumps and face few competitors. These competitors include SHI and Genesis. The vacuum measurement market for gauges is more fragmented with a variety of competitors that include MKS Instruments and Inficon.

We believe our customers will purchase our equipment automation products and vacuum subsystems as long as we continue to provide the necessary throughput, reliability, contamination control and accuracy for their advanced processing tools at an acceptable price point. We believe that we have competitive offerings with respect to all of these factors; however, we cannot guarantee that we will be successful in selling our products to OEMs who currently satisfy their automation needs in-house or from other independent suppliers, regardless of the performance or price of our products.

In addressing the Asian markets, we may be at a competitive disadvantage to local suppliers. We are seeking to improve the positioning of our products and services through establishing stronger local capabilities, such as the Yaskawa Brooks Automation (YBA) joint venture in Japan and more material sourcing in China.

We believe that the competitive factors when selling hardware directly to the fabs are technical capabilities, reliability, price/performance, ease of integration and global sales and support resources. We believe that our solutions compete favorably with respect to all these factors.

Research and Development

Our research and development efforts are focused on developing new products and services as well as further enhancing the functionality, degree of integration, reliability and performance of our existing products. Our engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their counterparts in customer organizations and have leveraged these relationships in such ways as to identify market demands and focus our research and development investment to meet those demands. With the rapid pace of change that characterizes semiconductor technology it is essential for us to provide high-performance and reliable products in order for us to maintain our leadership position.

Manufacturing

Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to assure the performance of our products. Our major manufacturing facilities are located in Chelmsford, Massachusetts; Gresham, Oregon; Petaluma, California; and Longmont, Colorado. We have recently acquired a manufacturing site in Wuxi, China as part of the Company’s longer — term strategy to source products from lower cost Asian-based suppliers. The Wuxi facility will also conduct final assembly operations and the integration of products using sub-components being sourced from suppliers within lower cost Asian regions. Additionally, we manufacture certain sub-components for our vacuum products utilizing a third party maquiladora in Monterrey, Mexico.

We utilize a just-in-time manufacturing strategy, based on the concepts of demand flow technology, for a large portion of our manufacturing process. We believe that this strategy coupled with the outsourcing of non-critical components such as machined parts, wire harnesses and PC boards reduces our fixed operating costs, improves our working capital efficiency, reduces our manufacturing cycle times and improves our flexibility to rapidly adjust production capacities. While we often use single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, we believe that these parts and materials are readily available from other supply sources. We will continue to broaden the sourcing of our components to low cost regions, more specifically Asia.

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

We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program. We cannot guarantee that any patent obtained will provide protection or be of commercial benefit to us. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2007, we have obtained 375 United States patents and had 124 United States patent applications pending on our behalf. In addition, we have obtained 460 foreign patents and had 449 foreign patent applications pending on our behalf. Our United States patents expire at various times through April 2023. We cannot guarantee that our pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to ours. These patent applications may have priority over patent applications filed by us.

We have successfully licensed our FOUP (front-opening unified pod) load port technology to several companies and continue to pursue the licensing of this technology to more companies that we believe are utilizing our intellectual property.

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

We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ‘421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. In November 2007, Asyst filed a notice of appeal appealing the District Court’s latest decision.

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

Backlog

Backlog for our products as of September 30, 2007, totaled $111.2 million as compared to $152.5 million at September 30, 2006. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog consists of orders principally for hardware and service agreements. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Recent Developments

On March 30, 2007, we completed the sale of our software division, Brooks Software, to Applied Materials, Inc., a Delaware corporation (“Applied”) for cash consideration and the assumption of certain liabilities related to Brooks Software. Brooks Software provided real-time applications for greater efficiency and productivity in collaborative, complex manufacturing environments. We transferred to Applied substantially all of its assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software.

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

Employees

At September 30, 2007, we had approximately 1,900 full time employees. In addition, the Company utilized 300 part time employees and contractors. We believe our future success will depend in larger part on our ability to attract and retain highly skilled employees. Approximately 120 employees in our Jena, German facility are covered by a collective bargaining agreement. We consider our relationships with these and all employees to be good.

Available Information

Our internet website address is http://www.brooks.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed, or furnished to, the Securities & Exchange Commission (“SEC”). These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Gartner Information

Information contained in this annual report on Form 10-K attributable to Gartner, Inc. as reflected in its 2006 Semiconductor Manufacturing Equipment Market Share Analysis published in April 2007 represents Gartner’s estimates and we make no representation as to the accuracy or completeness of the information they provide.

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

Risks Relating to Our Industry

Due in part to the cyclical nature of the semiconductor manufacturing industry and related industries, we have recently incurred operating losses and may have future losses.

Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors, and these cycles have had a negative impact on our business, sometimes causing declining revenues and operation losses. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.

We face substantial competition which may lead to price pressure and otherwise adversely affect our sales.

We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst, Genesis, Inficon, Kawasaki, MKS Instruments, Rorze, Sankyo, SHI, Shinko and TDK and other smaller, regional companies. We also endeavor to sell products to OEM manufacturers, such as Applied Materials, Novellus, KLA-Tencor and TEL, that also satisfy their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions to avoid losing orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

Risks Relating to Brooks

Our operating results could fluctuate significantly, which could negatively impact our business.

Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry and the markets upon which it depends or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions, divestitures or other strategic transactions;

•	our ability to reduce our costs in response to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.

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

For the fiscal year ended September 30, 2007, approximately 33% of our revenues were derived from sales outside North America, while approximately 37% of our revenues in fiscal 2006 were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

The divestiture of the Brooks Software Division could adversely affect our business or our financial results.

On March 30, 2007, we sold the assets of the Brooks Software Division (the “Division”) to Applied Materials, Inc. The sale of the Division could have an adverse effect on our relationship with customers to whom we have sold both hardware and software products, and the loss of the revenue associated with the Division and the associated profits could adversely affect both our financial results and our ability to diminish the impact on our business of the cyclical nature of the semiconductor manufacturing industry.

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

On May 12, 2006, Brooks announced that Brooks had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information in connection with an informal inquiry by that office regarding a loan Brooks previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, the SEC informed Brooks that it had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to Brooks and to the Special Committee of the Board of Directors, which had previously been formed on March 8, 2006, requesting documents related to our stock option grant practices and to the loan to Mr. Therrien.

On May 19, 2006, Brooks received a grand jury subpoena from the United States Attorney (the “DOJ”) for the Eastern District of New York requesting documents relating to stock option grants. Responsibility for the DOJ’s investigation was subsequently assumed by the United States Attorney for the District of Massachusetts. On June 22, 2006 the United States Attorney’s Office for the District of Massachusetts issued a grand jury subpoena to Brooks in connection with an investigation by that office into the timing of stock option grants by Brooks and the loan to Mr. Therrien mentioned above. On May 9, 2007, Brooks received a follow-up grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts in connection with the same matters.

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

We have been cooperating fully with both the Securities and Exchange Commission and the United States Attorney’s Office for the District of Massachusetts since the outset of their respective investigations. We intend to continue to cooperate with both of these agencies. We were not charged in either the SEC complaint or the indictment. The United States Attorney’s Office has informed us that it has closed this matter as it relates to Brooks. The SEC’s investigation is continuing, and we continue to cooperate fully with the SEC in this matter.

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

Under indemnification agreements we have entered into with our officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material, in particular since one of these individuals has been charged in connection with the United States Attorney’s investigation into our past practices with respect to equity incentives.

Risks Relating to Our Customers

Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.

We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 54%, 50% and 38% of our total revenues in the fiscal years ended September 30, 2007, 2006 and 2005, respectively. As the semiconductor manufacturing industry continues to consolidate and further shifts to foundries which manufacture semiconductors designed by others, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our revenue, business and reputation.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

Our customers may need several months to test and evaluate our products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. The impact of this risk can be magnified during the periods in which we introduce a number of new products, as has been the case during fiscal 2006 and 2007. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its plans.

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

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. Further, we are increasing our sourcing of products in Asia, and particularly in China, and we do not have a previous course of dealing with many of these suppliers. We do not generally have long-term supply contracts with any of these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event of an industry upturn, these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier alters their manufacturing processes and suffers a production stoppage for any reason or modifies or discontinues their products, this could result in a delay or reduction in product shipments to our customers. Any of the contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

We are exposed to potential risks and we will continue to incur increased costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2007 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than a significant deficiency. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls on an ongoing basis in fiscal 2008 for any deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

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

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2006 through the end of fiscal year 2007, our stock price fluctuated between a high of $19.96 per share and a low of $10.61 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

Our certificate of incorporation, bylaws and contracts contain provisions that would make more difficult an acquisition of control of us and could limit the price that investors might be willing to pay for our securities, including:

•	a prohibition on stockholder action by written consent;

•	the elimination of the right of stockholders to call a special meeting of stockholders;

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors to be considered at any meeting of stockholders; and

•	a requirement that the affirmative vote of at least 80 percent of our shares be obtained for certain actions requiring the vote of our stockholders.

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before September 30, 2007 and remain unresolved.

Item 2.	Properties

Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We have a lease on a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(Approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing and R&D	293,800	Owned
Chelmsford, Massachusetts	Manufacturing, training and warehouse	95,000	October 2014
Gresham, Oregon	Manufacturing and R&D	176,900	December 2010
Wuxi, China	Manufacturing	103,300	Two leases with terms that end through August 2010
Petaluma, California	Manufacturing and R&D	72,300	September 2011
Kiheung, South Korea	Manufacturing, R&D and sales & support	63,000	November 2015
Longmont, Colorado	Manufacturing and R&D	60,900	February 2015
San Jose, California	Sales & support	55,600	January 2010
Jena, Germany	R&D, sales & support	31,300	Several leases with terms that end through July 2009

Our Automation Systems Group segment utilizes the facilities in Massachusetts, California, Oregon and South Korea. Our Critical Components Group segment utilizes the facilities in Massachusetts, California and Colorado. Our Global Customer Support Group segment utilizes the facilities in Massachusetts, Germany, California, and South Korea. Our manufacturing facility in China is a shared facility that is utilized by all our segments.

We maintain additional sales & support and training offices in Texas and overseas in Europe (France, Germany and UK), as well as in Asia (Japan, China, Malaysia, Singapore and Taiwan) and the Middle East (Israel).

We currently sublease a total of 180,900 square feet of space previously exited as a result of our various restructuring activities. Another 122,300 of square feet of mixed office and manufacturing/research and development space located in Massachusetts is not in use and unoccupied at this time. We are actively exploring options to sublease, sell or negotiate an early termination agreement on this vacant property.

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

Commercial Litigation Matters

In January 2006 a ruling was issued against us by a Massachusetts state court in a commercial litigation matter involving us and BlueShift Technologies, Inc. Awards of damages and costs were assessed against us in January and April 2006 in the amount of approximately $1.6 million, which had been accrued for at December 31, 2005. Following the conclusion of appellate proceedings, all amounts due of $1.8 million have been paid and an additional charge of $0.2 million was accrued for at September 30, 2007.

Regulatory Proceedings Relating to Equity Incentive Practices and the Restatement

On May 12, 2006, we announced that Brooks had received notice that the Boston Office of the United States Securities and Exchange Commission (the “SEC”) was conducting an informal inquiry concerning stock option grant practices to determine whether violations of the securities laws had occurred. On June 2, 2006, the SEC issued a voluntary request for information to us in connection with an informal inquiry by that office regarding a loan we previously reported had been made to former Chairman and CEO Robert Therrien in connection with the exercise by him of stock options in 1999. On June 23, 2006, we were informed that the SEC had opened a formal investigation into this matter and on the general topic of the timing of stock option grants. On June 28, 2006, the SEC issued subpoenas to Brooks and to the Special Committee of the Board of Directors, which had previously been formed on March 8, 2006, requesting documents related to Brooks’ stock option grant practices and to the loan to Mr. Therrien.

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

We have been cooperating fully with both the Securities and Exchange Commission and the United States Attorney’s Office for the District of Massachusetts since the outset of their respective investigations. We intend to continue to cooperate with both of these agencies. We were not charged in either the SEC complaint or the indictment. The United States Attorney’s Office has informed us that it has closed this matter as it relates to Brooks. The SEC’s investigation is continuing, and we continue to cooperate fully with the SEC in this matter.

Private Litigation

On May 22, 2006, a derivative action was filed nominally on our behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al. The defendants named in the complaint are: A. Clinton Allen, Director of Brooks; Roger D. Emerick, former Director of Brooks; Edward C. Grady, Director, former President and CEO of Brooks; Amin J. Khoury, former Director of Brooks; Joseph R. Martin, Director of Brooks; John K. McGillicuddy, Director of Brooks; and Robert J. Therrien, former Director, President and CEO of Brooks.

On May 26, 2006, a derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on our behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al. The defendants named in the complaint are: Mr. Grady; Mr. Allen; Mr. Emerick; Mr. Khoury; Robert J. Lepofsky, Director, President and CEO of Brooks; Mr. Martin; Mr. McGillicuddy; Krishna G. Palepu, Director of Brooks; Alfred Woollacott, III, Director of Brooks; Mark S. Wrighton, Director of Brooks; and Marvin Schorr, Director Emeritus of Brooks.

On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the plaintiffs filed a Consolidated Shareholder Derivative Complaint; the defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., Brooks’ Chief Financial Officer; Joseph Bellini, former President and Chief Operating Officer of Brooks’ Enterprise Software Group; Thomas S. Grilk, Senior Vice President, Secretary and General Counsel of Brooks; current employee Michael W. Pippins; Stanley D. Piekos and Ellen B. Richstone, Brooks’ former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael F. Werner, former officers and employees of Brooks. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to Brooks of all profits from allegedly backdated stock option grants, equitable relief, and plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The defendants served motions to dismiss and, in response, plaintiffs have moved for leave to amend their complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as defendants Richard C. Small, Senior Vice President and Corporate Controller of Brooks, and Mr. Woollacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of Brooks. On May 4, 2007, the court granted plaintiffs leave to file an amended complaint. On June 22, 2007, the defendants served plaintiffs with motions to dismiss the amended complaint. The parties completed briefing the motions to dismiss on September 27, 2007, and oral argument has been scheduled for December 4, 2007.

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

The District Court issued an order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006; the defendants named therein are: Mr. Allen, Mr. Grady, Mr. Lepofsky, Mr. Martin, Mr. McGillicuddy, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Woodbury, Mr. Therrien, Mr. Emerick, Mr. Khoury, and Mr. Werner. The Consolidated Verified Shareholder Derivative Complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and seeks, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. On December 27, 2006, the court entered an order granting defendants’ motion to stay the federal derivative actions in favor of the first-filed state derivative action described above. The plaintiffs filed a motion to lift the stay, which the court denied on August 29, 2007.

On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al. The defendants in this action are the Company; Mr. Therrien; Ellen Richstone, the Company’s former Chief Financial Officer; Mr. Emerick; Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; and Mr. Grady.

On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms. Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff filed a Consolidated Amended Complaint, adding as defendants Joseph Martin, the Chairman of the Board, and PricewaterhouseCoopers LLP, the Company’s auditor. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against the Company, Therrien, Khoury, Emerick, Martin and Richstone; Section 20(a) of the Exchange Act against all the individual defendants; Section 11 of the Securities Act against all defendants except Richstone; Section 12(a)(2) of the Securities Act against the Company; and Section 15 of the Securities Act against all the individual defendants except Richstone.

Motions to dismiss were filed by all defendants in the case. In partial response to defendants’ motions to dismiss, the lead plaintiff filed a motion to amend the complaint to add a named plaintiff on May 10, 2007. Defendants filed an opposition to this motion. On June 26, 2007, the Court heard argument on defendants’ motions to dismiss and lead plaintiff’s motion to amend the complaint. On November 6, 2007, the Court granted in part and denied in part defendants’ motions to dismiss, and allowed lead plaintiff’s motion to add a named plaintiff. The Section 10(b) and Rule 10b-5 claims against Martin and Richstone were dismissed, and the Section 11 claims against Martin, Woodbury and Grady were dismissed. The Section 11 claims against PricewaterhouseCoopers LLP were dismissed, and therefore it was dismissed entirely. The motions were denied as to the remaining claims in the Consolidated Amended Complaint.

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The Complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. Defendants have filed motions to dismiss.

On August 15, 2007, two actions were filed in Massachusetts Superior Court for Middlesex County, nominally on Brooks’ behalf, captioned Darr v. Grady et al. and Milton v. Grady et al. The two plaintiffs in these actions purport to be shareholders who had previously demanded that Brooks take action against individuals who allegedly had involvement with backdated stock options, and to which Brooks had responded. The defendants in these actions are Mr. Grady, Mr. Woodbury, Mr. Grilk, Mr. Martin, Mr. Allen, Mr. McGillicuddy, Mr. Lepofsky, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Therrien, Mr. Pippins, Mr. Pelusi, Mr. Cassis, Mr. Beaulieu, Ms. Richstone, Mr. Piekos, Mr. Dinaro, Mr. McKenna, Mr. Khoury, and Mr. Emerick; Juergen Giessman, former Director of Brooks; Lynda Avallone, former Vice President and Treasurer of Brooks; Steven Hebert, former Vice President and Corporate Controller of Brooks; Deborah Fox, former Chief Accounting Officer and Corporate Controller of Brooks. These actions allege several claims against the defendants based on granting or receiving backdated stock options, including breach of fiduciary duties, corporate waste, and unjust enrichment. The complaint seeks on our behalf, inter alia, damages, extraordinary equitable and/or injunctive relief, an accounting, a constructive trust, disgorgement, and plaintiff’s costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. On September 20, 2007, the court granted defendants’ motion to consolidate the two matters. The court directed the plaintiffs to file a consolidated complaint. Defendants anticipate filing motions to dismiss.

We are aware of additional proposed class actions, posted on the websites of various law firms. We are not yet aware of the filing of any such actions and have not been served with a complaint or any other process in any of these matters.

Matter to which the Company is Not a Party

Jenoptik-Asyst Litigation

We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ’166 patent, and 5,097,421, or the ’421 patent. Asyst later withdrew its claims related to the ’166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ’421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. In November 2007, Asyst filed a notice of appeal appealing the District Court’s latest decision.

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

Litigation is inherently unpredictable and, other than the commercial litigation matter involving us and BlueShift Technologies, Inc. where we have $1.8 million accrued at September 30, 2007, we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the Nasdaq Global Market:

	High	Low

Fiscal year ended September 30, 2007
First quarter	$15.26	$12.79
Second quarter	17.53	13.74
Third quarter	18.66	16.38
Fourth quarter	19.96	13.52
Fiscal year ended September 30, 2006
First quarter	$13.74	$11.70
Second quarter	17.65	12.72
Third quarter	14.85	11.00
Fourth quarter	14.14	10.61

Number of Holders

As of October 31, 2007, there were 1,194 holders of record of our common stock.

Dividend Policy

We have never declared or paid a cash dividend on our capital stock. The Board of Directors periodically reviews the strategic use of cash in excess of business needs.

Issuance of Unregistered Common Stock

Not applicable.

Issuer’s Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended September 30, 2007.

					Maximum
					Number (or
					Approximate
				Total Number of	Dollar Value) of
	Total			Shares Purchased as	Shares that May Yet
	Number			Part of Publicly	be Purchased Under
	of Shares	Average Price Paid		Announced Plans	the Plans or
Period	Purchased(1)	per Share		or Programs	Programs

July 1 — 31, 2007	6,060,000	$18.20	(2)	6,060,000	$—	(3)
August 1 — 31, 2007	—	—		—	—
September 1 — 30, 2007	38,697	14.24	(4)	38,697	—

Total	6,098,697	$18.17		6,098,697	$—

(1)	The Company announced on May 31, 2007 a plan to repurchase up to 6,060,000 shares of its outstanding common stock over a one-month period beginning June 1, 2007 and expiring on June 28, 2007 by the use of a modified “Dutch Auction” tender offer.

(2)	Based on an average purchase price of $18.20 per share for shares received pursuant to the tender offer agreement, calculated as of July 5, 2007.

(3)	The plan expired on June 28, 2007, and there are no additional shares that may be purchased under the plan.

(4)	Forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2007(3)(6)	2006(3)(5)	2005(3)	2004(3)	2003(1)(2)(3)(4)
	(In thousands, except per share data)

Revenues	$743,258	$607,494	$369,778	$415,474	$255,406
Gross profit	$219,595	$186,650	$99,786	$130,124	$52,674
Income (loss) from continuing operations before income taxes and minority interests	$55,636	$24,067	$(5,054)	$15,889	$(182,306)
Income (loss) from continuing operations	$54,301	$22,346	$(5,953)	$19,318	$(182,003)
Net income (loss)	$151,472	$25,930	$(11,612)	$14,659	$(203,024)
Basic earnings (loss) from continuing operations per share	$0.74	$0.31	$(0.13)	$0.45	$(4.95)
Diluted earnings (loss) from continuing operations per share	$0.73	$0.31	$(0.13)	$0.44	$(4.95)
Shares used in computing basic earnings (loss) per share	73,492	72,323	44,919	43,006	36,774
Shares used in computing diluted earnings (loss) per share	74,074	72,533	44,919	43,573	36,774

	As of September 30,
	2007	2006	2005	2004	2003
	(In thousands)

Total assets	$1,014,838	$992,577	$624,080	$671,039	$493,245
Working capital	$336,724	$252,633	$168,231	$294,137	$135,156
Current portion of long-term debt and other obligations	$—	$—	$12	$11	$98
Subordinated notes due 2008	$—	$—	$175,000	$175,000	$175,000
Other long-term debt (less current portion)	$—	$—	$2	$14	$25
Stockholders’ equity	$859,779	$799,134	$309,835	$312,895	$162,830

	Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$191,368	$194,926	$190,461	$166,503
Gross profit	$59,682	$62,490	$57,436	$39,987
Income (loss) from continuing operations	$16,979	$15,751	$22,864	$(1,293)
Basic earnings (loss) from continuing operations per share	$0.23	$0.21	$0.30	$(0.02)
Diluted earnings (loss) from continuing operations per share	$0.23	$0.21	$0.30	$(0.02)

	Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$108,495	$148,772	$163,427	$186,800
Gross profit	$25,463	$45,883	$55,243	$60,061
Income (loss) from continuing operations	$(9,426)	$7,113	$13,854	$10,805
Basic earnings (loss) from continuing operations per share	$(0.14)	$0.10	$0.19	$0.15
Diluted earnings (loss) from continuing operations per share	$(0.14)	$0.10	$0.19	$0.14

(1)	Amounts include results of operations of Microtool, Inc. (acquired October 9, 2002) for the periods subsequent to its acquisition.

(2)	Amounts include our share of the results of operations of Brooks Switzerland in accordance with the equity method of accounting.

(3)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division and the Software division which were reclassified as a discontinued operation in June 2005 and October 2006, respectively.

(4)	Amounts include $40.0 million for asset impairments.

(5)	Amounts include results of operations of Helix Technology Corporation (acquired October 26, 2005) and Synetics Solutions Inc. (acquired June 30, 2006) for the periods subsequent to their respective acquisitions.

(6)	Amounts include results of operations of Keystone Electronics (Wuxi) Co., Ltd. (acquired effective July 1, 2007) for the periods subsequent to its acquisition.

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

Overview

We are a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. We principally supply hardware and services to both original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment, and chip manufacturers. We are a technology and market leader with offerings ranging from individual hardware modules to fully integrated systems as well as services to install and support our products worldwide.

In the fourth quarter of fiscal 2007, we made changes to our internal reporting structure and will now be reporting results in three segments: Automation Systems Group, Critical Components Group and Global Customer Support Group. Our Automation Systems Group segment provides a range of wafer handling products and systems that support both atmospheric and vacuum process technology used by our customers. Our Critical Components Group segment includes cryogenic vacuum pumping, thermal management and vacuum measurement products used to create, measure and control critical process vacuum applications. Our Global Customer Support Group segment provides an extensive range of support to our customers to address their on-site needs, consultation, or spare parts logistics, all of which enable the customer to maximize wafer fab utilization, process tool uptime and productivity. Certain reclassifications have been made in the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

In fiscal 2007, our total revenues increased 22.4% to $743.3 million from the prior year. This increase is primarily due to the additional revenues related to our acquisition of Synetics Solutions Inc., along with higher industry demand for semiconductor capital equipment in fiscal 2007. Our revenue by segment for fiscal 2007 and 2006 is as follows (in thousands):

	For the Year Ended September 30,
	2007		2006

Automation Systems Group	$462,740	62.3%	$352,062	58.0%
Critical Components Group	156,083	21.0%	137,573	22.6%
Global Customer Support Group	124,435	16.7%	117,859	19.4%

	$743,258	100.0%	$607,494	100.0%

Our automation systems group segment revenues increased 31.4% from the prior year to $462.7 million. This increase is primarily attributable to the additional revenues related to our Synetics acquisition along with higher demand for semiconductor capital equipment during fiscal year 2007. Our critical components group segment revenues increased 13.4% from the prior year to $156.1 million. This increase is primarily attributable to higher demand for our cryogenic technology products. Our global customer support group segment increased 5.5% from the prior year to $124.4 million primarily due to a higher level of repair revenues. We expect fiscal 2008 revenues to decrease from 2007 due to a softening of demand for semiconductor capital equipment.

Gross margins decreased to 29.5% for fiscal 2007 from 30.7% in the prior year. The decrease is primarily attributable to the lower gross margins on the additional Synetics revenues. We expect our gross margins to remain relatively stable in the near term, as the Company has several cost reduction initiatives underway to improve gross margins, along with higher margins from new product introductions, offset by lower manufacturing cost absorption on lower revenues.

We recorded income from continuing operations of $54.3 million or $0.73 per diluted share in fiscal 2007 compared to $22.3 million or $0.31 per diluted share in fiscal 2006. This improvement is largely the result of higher revenue and gross margin dollars, and lower interest expense. We generated $72.9 million of cash from operations in fiscal year 2007, compared to a cash flow from operations of $65.2 million in fiscal 2006. At September 30, 2007, we had cash, cash equivalents and marketable securities aggregating to $274.6 million.

Recent Developments

On March 30, 2007, we completed the sale of our software division, Brooks Software, to Applied Materials, Inc., a Delaware corporation (“Applied”) for cash consideration and the assumption of certain liabilities related to Brooks Software. Brooks Software provided real-time applications for greater efficiency and productivity in collaborative, complex manufacturing environments. We transferred to Applied substantially all of its assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software.

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

On May 31, 2007, we announced that our Board of Directors (the “Board”) had authorized a modified “Dutch Auction” self-tender offer to purchase up to 6,060,000 shares of our common stock, representing approximately 8% of our approximately 75.8 million outstanding shares as of April 30, 2007. This transaction closed on July 5, 2007. In the tender offer, shareholders had the opportunity to tender some or all of their shares at a price not less than $16.50 per share or more than $19.00 per share, net to the seller in cash, without interest. The tender offer commenced on June 1, 2007 and expired on June 28, 2007. This action followed the closing of our recent sale of the Brooks Software Division, which generated proceeds to us that strengthened our cash assets. Following the sale of the Brooks Software Division, the Board determined that the best use for much of the cash generated in that transaction was to invest in Brooks through a share repurchase returning money to our shareholders.

On July 5, 2007, we announced the final results of our modified “Dutch Auction” tender offer. In accordance with the terms and conditions of the tender offer, we accepted for purchase 6,060,000 shares of our common stock at a purchase price of $18.20 per share, for a total cost of approximately $110.8 million, which includes $0.5 million of associated fees. The total shares tendered before proration was approximately 7,400,000 common shares. Since the offer was oversubscribed, the number of shares that we accepted for purchase from each tendering shareholder was prorated, based upon the proration procedures described in the Offer to Purchase mailed to shareholders and certain other limited exceptions. Shareholders who validly tendered shares at a price equal to or below $18.20 per share had approximately 82% of those shares accepted for purchase. The depositary promptly issued payment for the shares accepted for purchase in the tender. Any shares properly tendered and not properly withdrawn, but not purchased, were returned promptly to stockholders by the depositary. We financed the tender offer with available cash on hand.

On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200 million of our outstanding common stock. Stock repurchase transactions authorized under the plan will occur from time to time in the open market, through block trades or otherwise. Management and the Board of Directors will exercise discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including current market conditions. Repurchases may be commenced or suspended at any time without prior notice. Additionally, Brooks may initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when Brooks would otherwise be precluded from doing so under insider-trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company’s available cash resources.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, goodwill, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions both in general and specifically in relation to the semiconductor industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As discussed in the year over year comparisons below, actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenues

Product revenues are associated with the sale of hardware systems, components and spare parts as well as product license revenue. Service revenues are associated with service contracts, repairs, upgrades and field service.

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

Revenue associated with service agreements is generally recognized ratably over the term of the contract. Revenue from repairs is recognized upon shipment, while revenue from upgrades and paid field service is recognized upon acceptance.

Intangible Assets and Goodwill

As a result of our acquisitions, we have identified intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. For goodwill, we compare the fair value of our reporting units by measuring discounted cash flows to the book value of the reporting units and measure impairment, if any, as the difference between the resulting implied fair value of goodwill and the recorded book value of the goodwill.

The estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

We have elected to perform our annual goodwill impairment testing as required under FAS 142 on September 30 of each fiscal year. During this process estimates of revenue and expense were developed for each of our reporting units and as a whole based on internal as well as external market forecasts. Our analyses indicated no impairment of the goodwill in fiscal 2007, 2006 or 2005.

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

In accordance with SFAS 109, management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at

September 30, 2007. We believe that while the recent profitability experienced in 2007 and 2006 provides some evidence as to the potential for realizability of the deferred tax assets, more extensive and sustained evidence would be required in order to reverse the valuation allowance. Given the loss incurred in the fourth quarter of fiscal 2007 combined with the near term uncertainty with regard to the outlook of the semiconductor sector as well as the magnitude of the deferred tax assets as at September 30, 2007, the majority of which relate to net operating loss carryforwards, and the extended period of time that would be required to utilize these losses, we have determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2008 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be principally recorded as a tax benefit in the consolidated statements of operations.

Stock-Based Compensation

As of October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of our common stock over the exercise price of the restricted stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Year Ended September 30, 2007, Compared to Year Ended September 30, 2006

Revenues

We reported revenues of $743.3 million for the year ended September 30, 2007, compared to $607.5 million in the previous year, a 22.4% increase. The increase reflects higher revenues related to our automation systems group segment of $110.7 million, higher revenues associated with our critical components group segment of $18.5 million, and higher revenues associated with our global customer support group segment of $6.6 million due primarily to higher demand for semiconductor capital equipment experienced in fiscal 2007.

Our automation systems group segment reported revenues of $462.7 million in the year ended September 30, 2007, an increase of 31.4% from $352.1 million in the prior year. This increase reflects the additional revenues of $75.5 million related to the Synetics acquisition, along with higher revenues related to our legacy Brooks automation products of $35.1 million due to higher demand for semiconductor capital equipment experienced in fiscal 2007.

Our critical components group segment reported revenues of $156.1 million, a 13.4% increase from $137.6 million in the prior year. This increase reflects higher revenues of $13.8 million for cryogenic vacuum pumping including incremental product license revenues of $8.5 million experienced in the third quarter of fiscal 2007, higher revenues of $3.4 million associated with thermal measurement products, and $1.3 million of additional revenues for vacuum measurement and air flow control products.

Our global customer support group segment reported revenues of $124.4 million, a 5.5% increase from $117.9 million in the prior year. This increase is primarily attributed to higher revenues of $4.6 million related to repairs, higher revenues of $3.2 million for hardware maintenance and field services, offset by lower revenues for hardware spares of $1.3 million.

Product revenues increased $124.7 million, or 25.5%, to $613.5 million, in the year ended September 30, 2007, from $488.8 million in the previous year. This increase is primarily attributable to additional revenues of $72.8 million related to the Synetics acquisition, along with higher revenues related to our legacy automation systems segment of $32.7 million, and higher revenues associated with our critical components segment of $18.5 million due primarily to higher demand for semiconductor capital equipment experienced in fiscal 2007.

Service revenues increased $11.1 million, or 9.4%, to $129.8 million, in the year ended September 30, 2007, from $118.7 million in the previous year . This increase is attributable to additional revenues of $2.7 million related to the Synetics acquisition, along with higher revenues for hardware support of $8.4 million.

Revenues outside the United States were $248.8 million, or 33.5% of total revenues, and $230.7 million, or 38.0% of total revenues, in the years ended September 30, 2007 and 2006, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

Gross Margin

Gross margin dollars increased to $219.6 million for the year ended September 30, 2007 or $228.9 million excluding $9.3 million of completed technology amortization, compared to $186.7 million for the year ended September 30, 2006, or $206.5 million excluding $11.7 million of charges to write-off the step-up in inventory related to the Helix and Synetics acquisitions and $8.1 million of completed technology amortization. Gross margin percentage decreased to 29.5% for the year ended September 30, 2007, compared to 30.7% for the year ended September 30, 2006, primarily due to the lower margin on the additional Synetics revenues. Excluding the $11.7 million inventory write-off taken in fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin primarily reflects the additional margin associated with our automation systems group segment of $14.4 million, higher margin associated with our critical components group segment of $4.1 million, and higher margin associated with our global customer support group segment of $3.9 million due primarily to higher demand for semiconductor capital equipment experienced in fiscal 2007.

Gross margin of our automation systems group segment increased to $127.7 million in the year ended September 30, 2007 or $128.3 million excluding $0.6 million of completed technology amortization related to the Synetics acquisition, compared to $113.1 million in the prior year or $113.7 million excluding $0.4 million of charges to write-off the step-up in inventory and $0.2 million of completed technology amortization related to the Synetics acquisition. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase reflects the additional margin of $9.3 million related to the Synetics acquisition, along with additional margin on higher revenues related to our legacy Brooks automation products of $5.3 million.

Gross margin of our critical components group segment increased to $58.5 million in the year ended September 30, 2007 or $62.4 million excluding $3.9 million of completed technology amortization, compared to $50.9 million in the prior year or $58.3 million excluding $3.8 million of charges to write-off the step-up in inventory and $3.6 million of completed technology amortization related to the Helix acquisition. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase primarily reflects the incremental margin of $8.5 million from product license revenue, additional margin of $2.1 million on higher revenues of thermal measurement and air flow control products, offset by lower margins of $6.5 million on cryogenic pumping and vacuum measurement products.

Gross margin of our global customer support group segment increased to $33.5 million in the year ended September 30, 2007 or $38.3 million excluding $4.8 million of completed technology amortization, compared to $22.6 million in the prior year or $34.4 million excluding $7.4 million of charges to write-off the step-up in inventory and $4.4 million of completed technology amortization related to the Helix acquisition. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase reflects additional margin on higher revenues of hardware support services.

Gross margin on product revenues increased to $184.1 million for the year ended September 30, 2007, compared to $160.7 million for the prior year. The increase in product margins is primarily attributable to additional margin of $8.5 million related to the Synetics acquisition, along with higher margin of $5.2 million related to our legacy automation products, higher margin of $7.6 million associated with our critical components products, and higher margin of $2.1 million related to end-user factory hardware products. Gross margin percentage on product revenues decreased to 30.0% for the year ended September 30, 2007, compared to 32.9% for the year ended September 30, 2006, primarily due to the lower margin on the additional Synetics revenues.

Gross margin on service revenues was $35.5 million or 27.3% for the year ended September 30, 2007, compared to $26.0 million or 21.9% in the previous year. The increase in service margins is primarily attributable to incremental margin of $8.8 million on higher global customer support service revenue.

Research and Development

Research and development expenses for the year ended September 30, 2007, were $51.7 million, an increase of $6.1 million, compared to $45.6 million in the previous year. Research and development expenses decreased as a percentage of revenues, to 7.0%, from 7.5% in the prior year. The increase in absolute spending is primarily attributable to the additional spending of $3.5 million related to the Synetics acquisition, plus additional spending associated with our critical components and global customer support segments of $2.2 million and $2.3 million respectively, offset by lower spending in our legacy automation systems business. The decrease in absolute legacy Brooks spending and the overall decrease in R&D spending as a percentage of revenue is the result of our continued efforts to control costs and focus our development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $120.4 million for the year ended September 30, 2007, an increase of $3.2 million, compared to $117.2 million in the prior year. Selling, general and administrative expenses decreased as a percentage of revenues, to 16.2% in the year ended September 30, 2007, from 19.3% in the previous year. The increase in absolute spending is primarily attributable to the additional spending of $5.3 million related to the Synetics acquisition, additional amortization of various intangible assets of $1.7 million primarily related to the Synetics acquisition, offset by lower management incentive costs of $3.0 million. A total of $5.2 million was incurred in fiscal year 2007 on legal expenses arising out of matters described more fully in the Contingencies note to the consolidated financial statements, compared to $4.8 million in fiscal 2006.

Restructuring Charges

We recorded a charge to continuing operations of $7.1 million in the year ended September 30, 2007. This charge consists of $3.1 million to fully recognize our remaining obligation on the lease associated with our vacant facility in Billerica, Massachusetts, along with $4.0 million of severance costs associated with workforce reductions of approximately 90 employees in operations, service and administrative functions principally in the U.S., Germany and Korea. The accruals for workforce reductions are expected to be paid over the next twelve months. We estimate that salary and benefit savings as a result of these actions will be approximately $7.1 million annually. The impact of these cost reductions on our liquidity is not significant, as these cost savings are expected to yield actual cash savings within twelve months.

We recorded a charge to continuing operation of $4.3 million in the year ended September 30, 2006. This charge consisted of $2.0 million of excess facilities charges primarily related to a vacant facility in Billerica Massachusetts due to a longer period than initially estimated to sub-lease the facility, $2.5 million for costs incurred related to the termination of approximately 30 employees worldwide whose positions were made redundant as a result of the Helix acquisition, offset by the $0.2 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost.

We recorded a charge of $1.0 million in fiscal year 2006 for workforce reductions related to our discontinued software division which is included in the loss from discontinued operations.

Interest Income and Expense

Interest income decreased by $1.8 million, to $11.9 million, in the year ended September 30, 2007, from $13.7 million the previous year. This decrease is due primarily to lower investment balances following the repayment of $175.0 million of the Convertible Subordinated Notes in the quarter ended September 30, 2006, and the purchase of 6,060,000 shares of our common stock in the quarter ended September 30, 2007 for a total cost of approximately $110.8 million. We recorded interest expense of $0.6 million in fiscal year 2007 compared to $9.4 million in the previous year. The interest expense incurred in the prior year related primarily to the Convertible Subordinated Notes that were paid off in the quarter ended September 30, 2006.

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

Other (Income) Expense

Other expense, net of $1.1 million for the year ended September 30, 2007 consisted of foreign exchanges losses of $3.2 million, offset by the receipt of $2.1 million of principal repayment on two notes that had been previously written off. Other income, net of $0.2 million for the year ended September 30, 2006 consisted of the receipt of $2.0 million of principal repayment on a note that had been previously written off and a gain of $0.3 million on the sale of other assets offset by an accrual of $1.6 million related to various legal contingencies and foreign exchanges losses of $0.5 million.

Income Tax Provision

We recorded an income tax provision of $2.3 million in the year ended September 30, 2007 and an income tax provision of $3.4 million in the year ended September 30, 2006. The tax provision recorded in fiscal 2007 and 2006 is principally attributable to alternative minimum tax and tax on foreign income. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2007 and 2006, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.9 million in the year ended September 30, 2007, compared to $1.0 million in the prior year. We also recorded income of $0.1 million associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan that began operations on September 21, 2006.

Discontinued Operations

We completed the sale of our software division to Applied Materials on March 30, 2007. We recorded income from the operation of our discontinued software business of $13.3 million for the year ended September 30, 2007, compared to income of $3.5 million associated with this business for the year ended September 30, 2006. This favorable change is primarily the result of reduced research and development and SG&A spending, lower amortization of completed technology and the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement, offset by lower margin on lower revenues for six months of operations in fiscal 2007 vs. twelve months in fiscal 2006.

We recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of our discontinued software business, which is unchanged at September 30, 2007. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million.

We recorded income from operations for our discontinued Specialty Equipment and Life Sciences (“SELS”) business of $0.1 million for the year ended September 30, 2006. The income in fiscal year 2006 relates to maintenance revenues earned during the year that had previously been deferred. There was no activity associated with this discontinued business in fiscal year 2007.

Year Ended September 30, 2006, Compared to Year Ended September 30, 2005

Revenues

We reported revenues of $607.5 million for the year ended September 30, 2006, compared to $369.8 million in the previous year, a 64.3% increase. The increase reflects the additional revenues of $183.3 million and $23.7 million related to the Helix and Synetics acquisitions, respectively, along with higher revenues related to our legacy Brooks business of $30.7 million due to higher demand for semiconductor capital equipment experienced in fiscal 2006.

Our automation systems group segment reported revenues of $352.1 million in the year ended September 30, 2006, an increase of 27.9% from $275.4 million in the prior year. This increase reflects the additional revenues of $23.7 million related to the Synetics acquisition, plus higher revenues for automation products of $24.7 million, and higher revenues related to legacy Brooks custom design automation systems of $28.3 million due to higher demand for semiconductor capital equipment experienced in fiscal 2006.

Our critical components group segment reported revenues of $137.6 million in the year ended September 30, 2006, from $4.3 million in the prior year. This increase primarily reflects the additional revenues associated with the Helix acquisition of $133.1 million.

Our global customer support group segment reported revenues of $117.9 million in the year ended September 30, 2006, from $90.1 million in the prior year. This increase is primarily attributed to the additional revenues associated with the Helix acquisition of $50.1 million, offset by lower revenues from factory hardware product (i.e. AMHS, Sorter and SMIF) sales to end-users, as we ceased to pursue new business opportunities for these products.

Product revenues increased $178.8 million, or 57.7%, to $488.8 million, in the year ended September 30, 2006, from $310.0 million in the previous year. This increase is primarily attributable to additional revenues of $133.1 million and $22.7 million related to the Helix and Synetics acquisitions, respectively, along with higher revenues for legacy automation systems of $52.6 million, offset by lower revenue from factory hardware product sales of $29.8 million. Service revenues increased $58.9 million, to $118.7 million for the year end ended September 30, 2006. This increase is primarily attributable to additional revenues related to the Helix acquisition.

Revenues outside the United States were $230.7 million, or 38.0% of total revenues, and $154.8 million, or 41.9% of total revenues, in the years ended September 30, 2006 and 2005, respectively.

Gross Margin

Gross margin increased to $186.7 million or 30.7% for the year ended September 30, 2006, compared to $99.8 million or 27.0% for the previous year. This overall increase in gross margin reflects the additional gross margin from the Helix acquisition of $55.8 million, plus the additional gross margin from the Synetics acquisition of $4.2 million, plus higher gross margin of $26.9 million associated with legacy Brooks automation products and services which is due to better overhead absorption and improved product mix. The overall increase in the gross margin percentage reflects the impact of cost reduction initiatives, favorable product mix, and greater overhead absorption associated with the legacy Brooks hardware businesses along with slightly higher margins associated with the Helix business, offset by the lower margins associated with

Synetics business as well as the write-off of the inventory step-up totaling $11.6 million associated with Helix and Synetics acquisition and the amortization of completed technology associated with these acquisitions totaling $8.1 million in fiscal 2006.

Gross margin of our automation systems group segment increased to $113.1 million in the year ended September 30, 2006 or $113.7 million excluding $0.4 million of charges to write-off the step-up in inventory and $0.2 million of completed technology amortization related to the Synetics acquisition, compared to $66.4 million in the prior year. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase reflects the additional margin of $4.8 million related to the Synetics acquisition, along with higher margins on higher revenues related to our legacy Brooks automation products of $42.5 million.

Gross margin of our critical components group segment increased to $50.9 million in the year ended September 30, 2006 or $58.3 million excluding $3.8 million of charges to write-off the step-up in inventory and $3.6 million of completed technology amortization related to the Helix acquisition, compared to $2.7 million in the prior year. This increase reflects the additional margin of $48.2 million on the additional revenues associated with the Helix acquisition.

Gross margin of our global customer support group segment increased to $22.6 million in the year ended September 30, 2006 or $34.4 million excluding $7.4 million of charges to write-off the step-up in inventory and $4.4 million of completed technology amortization related to the Helix acquisition, compared to $30.7 million in the prior year. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase is primarily attributed to the additional margin of $12.7 million on the additional revenues associated with the Helix acquisition, offset by lower margin of $9.0 million on the lower revenues from factory hardware product sales (i.e. AMHS, Sorter and SMIF) sales to end-users.

Gross margin on product revenues was $160.7 million or 32.9% for the year ended September 30, 2006 or $168.6 million or 34.5% excluding $4.2 million of charges to write-off the step-up in inventory and $3.7 million of completed technology amortization related to the Helix and Synetics acquisitions, compared to $75.9 million or 24.5% for the prior year. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, the increase in product margins is primarily attributable to additional margin of $56.0 million related to the Helix acquisition, and $4.4 million of additional margin associated with the Synetics acquisition, along with higher margin from the legacy Brooks automation products of $32.3 million.

Gross margin on service revenues was $26.0 million or 21.9% for the year ended September 30, 2006 or $37.8 million or 31.8% excluding $7.4 million of charges to write-off the step-up in inventory and $4.4 million of completed technology amortization related to the Helix acquisition, compared to $23.9 million or 40.0% in the prior year. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, the increase is primarily attributable to additional gross margin of $19.0 million related to the Helix acquisition, plus additional gross margin of $0.3 million from Synetics customer support services, offset by lower margin from legacy Brooks hardware-related services of $5.4 million.

Research and Development

Research and development expenses for the year ended September 30, 2006, were $45.6 million, an increase of $9.0 million, compared to $36.6 million in the previous year. Research and development expenses decreased as a percentage of revenues to 7.5% from 9.9% in the prior year. The increase in absolute spending is primarily attributable to the additional spending of $9.3 million and $0.9 million related to the Helix and Synetics acquisitions respectively, offset by lower spending in our legacy automation systems businesses. The decrease in R&D spending as a percentage of revenue is the result of our continued efforts to control costs and focus our development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $117.2 million for the year ended September 30, 2006, an increase of $57.8 million, compared to $59.4 million in the prior year. Selling, general and administrative expenses increased as a percentage of revenues to 19.3% in the year ended September 30, 2006, from 16.1% in the previous year. The increase in absolute spending is primarily attributable to the additional spending of $30.3 million and $2.0 million related to the Helix and Synetics acquisitions respectively, additional amortization of various intangible assets of $3.8 million and $0.4 million related to the Helix and Synetics acquisitions, respectively, higher management incentive costs of $6.6 million, $4.8 million of additional costs incurred to conduct our review of prior years’ stock option compensation, and a $1.3 million write-off of the remaining depreciation of a sales management application recorded in the quarter ended December 31, 2005 which was phased out of use.

Restructuring Charges

We recorded a charge to continuing operations of $4.3 million in the year ended September 30, 2006. This charge consisted of $2.0 million of excess facilities charges primarily related to a vacant facility in Billerica Massachusetts to reflect a longer period than initially estimated to sub-lease the facility, $2.5 million for costs incurred related to the termination of approximately 30 employees worldwide whose positions were made redundant as a result of the Helix acquisition, offset by the $0.2 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost.

We recorded a charge of $1.0 million in fiscal year 2006 for workforce reductions related to our discontinued software division which is included in the loss from discontinued operations.

We recorded a charge to continuing operations of $10.4 million in the year ended September 30, 2005, of which $8.0 million related to workforce reductions of approximately 65 employees worldwide and $2.4 million to excess facilities charges of which $1.5 million represents an additional accrual on the vacated facility in Billerica Massachusetts to reflect a longer period than initially estimated to sub-lease the facility.

We recorded a charge of $6.1 million in fiscal year 2005 related to our discontinued software division for workforce reductions and excess facilities, along with a charge of $1.0 million in fiscal year 2005 for workforce reductions related to our discontinued SELS division, which are included in the loss from discontinued operations.

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

Other (Income) Expense

Other income, net of $0.2 million for the year ended September 30, 2006 consisted of the receipt of $2.0 million of principal repayment on a note that had been previously written off and a gain of $0.3 million on the sale of other assets offset by the accrual of $1.6 million related to various legal contingencies and foreign exchanges losses of $0.5 million. Other income, net of $1.8 million for the year ended September 30, 2005 consisted primarily of the receipt of principal repayments on a note that had been previously written off, foreign exchange gains, and gain on the sales of other assets.

Income Tax Provision

We recorded an income tax provision of $3.4 million in the year ended September 30, 2006 and an income tax provision of $0.8 million in the year ended September 30, 2005. The tax provision recorded in fiscal 2006 and 2005 is principally attributable to alternative minimum tax and tax on foreign income. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2006 and 2005, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan which was part of the acquired operations of Helix in October 2005, was $1.0 million in the year ended September 30, 2006.

Discontinued Operations

We recorded income from operations for our discontinued software business of $3.5 million in the year ended September 30, 2006, compared to a loss of $2.1 million in the previous year. The favorable change in fiscal 2006 primarily reflects lower cost of operations, lower R&D spending and lower restructuring changes.

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

At September 30, 2007, we had cash, cash equivalents and marketable securities aggregating $274.6 million. This amount was comprised of $168.2 million of cash and cash equivalents, $80.1 million of investments in short-term marketable securities and $26.3 million of investments in long-term marketable securities.

At September 30, 2006, we had cash, cash equivalents and marketable securities aggregating $191.4 million. This amount was comprised of $115.8 million of cash and cash equivalents, $68.3 million of investments in short-term marketable securities and $7.3 million of investments in long-term marketable securities.

Cash and cash equivalents were $168.2 million at September 30, 2007, an increase of $52.4 million from September 30, 2006. This increase in cash and cash equivalents was primarily due to proceeds received from the sale of the software division of $130.4 million and cash provided by operations of $72.9 million, partially offset by $110.8 million for treasury share purchases and the $20.6 million used for capital additions.

Cash provided by operations was $72.9 million for the year ended September 30, 2007, and was primarily attributable to our net income of $151.5 million, adjustments for non-cash depreciation and amortization of $32.8 million and compensation expense related to common stock and options of $8.7 million, partially offset by the gain on sale of the software division of $81.8 million, a non-cash gain on investment of $5.1 million and changes in our net working capital of $32.7 million. The $32.7 million decrease in working capital was primarily the result of decreased accounts payable levels of $14.8 million primarily as a result of lower inventory purchases, and decreased accrued expenses of $10.8 million.

Cash provided by investing activities was $81.0 million for the year ended September 30, 2007, and is principally comprised of proceeds on the sale of the software division of $130.4 million, partially offset by net purchases of marketable securities of $28.9 million and $20.6 million used for capital additions.

Cash used in financing activities was $103.2 million for the year ended September 30, 2007 from the treasury share repurchases of $110.8 million, partially offset by $9.3 million due to proceeds from the issuance of stock under our employee stock purchase plan and the exercise of options to purchase our common stock.

While we have no significant capital commitments, as we expand our product offerings, we anticipate that we will continue to make capital expenditures to support our business and improve our computer systems infrastructure. We may also use our resources to acquire companies, technologies or products that complement our business.

At September 30, 2007, we had approximately $0.7 million of letters of credit outstanding.

Our contractual obligations consist of the following at September 30, 2007 (in thousands):

			Less than	One to	Four to
	Total		One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$31,061		$6,443	$14,657	$5,269	$4,692
Operating leases — exited facilities	20,351	(1)	5,181	15,170	—	—
Purchase commitments	87,276		87,276	—	—	—

Total contractual obligations	$138,688		$98,900	$29,827	$5,269	$4,692

(1)	Amounts do not reflect approximately $5,694,000 of contractual sublease income.

We believe that our existing resources will be adequate to fund our currently planned working capital and capital expenditure requirements for both the short and long-term as well as our stock repurchase plan announced on November 9, 2007. However, the cyclical nature of the semiconductor industry makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. In addition, we are subject to litigation related to our stock-based compensation restatement which could have an adverse affect on our existing resources.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 on October 1, 2007 and do not anticipate the adoption will materially affect our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 for the fiscal year ended September 30, 2007 and did not realize a material impact on our financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. SFAS 158 also requires additional disclosure in the notes to the financial statements. The provisions of SFAS 158 are effective as of the end of the first fiscal year ending after December 15, 2006. Retrospective application is not permitted. We adopted SFAS 158 for the fiscal year ended September 30, 2007 and did not realize a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
November 29, 2007

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$168,232	$115,773
Marketable securities	80,102	68,280
Accounts receivable, net	105,904	113,440
Inventories, net	104,794	99,854
Current assets from discontinued operations	—	15,277
Prepaid expenses and other current assets	20,489	20,188

Total current assets	479,521	432,812
Property, plant and equipment, net	80,747	76,667
Long-term marketable securities	26,283	7,307
Goodwill	319,302	314,452
Intangible assets, net	76,964	92,213
Non-current assets from discontinued operations	—	42,047
Equity investment in joint ventures	24,007	23,444
Other assets	8,014	3,635

Total assets	$1,014,838	$992,577

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,758	$69,270
Deferred revenue	5,424	8,261
Accrued warranty and retrofit costs	10,986	11,608
Accrued compensation and benefits	23,850	25,999
Accrued restructuring costs	6,778	7,254
Accrued income taxes payable	16,093	17,773
Current liabilities from discontinued operations	—	21,223
Accrued expenses and other current liabilities	21,908	18,791

Total current liabilities	142,797	180,179
Accrued long-term restructuring	8,933	9,289
Non-current liabilities from discontinued operations	—	963
Other long-term liabilities	2,866	2,618

Total liabilities	154,596	193,049

Commitments and contingencies (Note 19)
Minority interests	463	394

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and 2006, respectively	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 76,483,603 shares issued and 70,423,603 shares outstanding at September 30, 2007, 75,431,592 shares issued and outstanding at September 30, 2006	765	754
Additional paid-in capital	1,780,401	1,763,247
Accumulated other comprehensive income	18,202	15,432
Treasury stock at cost, 6,060,000 shares at September 30, 2007	(110,762)	—
Accumulated deficit	(828,827)	(980,299)

Total stockholders’ equity	859,779	799,134

Total liabilities, minority interests and stockholders’ equity	$1,014,838	$992,577

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per share data)

Revenues
Product	$613,502	$488,827	$310,025
Services	129,756	118,667	59,753

Total revenues	743,258	607,494	369,778

Cost of revenues
Product	429,366	328,194	234,143
Services	94,297	92,650	35,849

Total cost of revenues	523,663	420,844	269,992

Gross profit	219,595	186,650	99,786

Operating expenses
Research and development	51,715	45,643	36,587
Selling, general and administrative	120,421	117,221	59,401
Restructuring charges	7,108	4,257	10,419

Total operating expenses	179,244	167,121	106,407

Operating income (loss) from continuing operations	40,351	19,529	(6,621)
Interest income	11,897	13,715	9,284
Interest expense	583	9,384	9,469
Gain on investment	5,110	—	—
Other (income) expense, net	1,139	(207)	(1,752)

Income (loss) from continuing operations before income taxes and minority interests	55,636	24,067	(5,054)
Income tax provision	2,287	3,372	758

Income (loss) from continuing operations before minority interests	53,349	20,695	(5,812)
Minority interests in income (loss) of consolidated subsidiaries	68	(666)	141
Equity in earnings of joint ventures	1,020	985	—

Income (loss) from continuing operations	54,301	22,346	(5,953)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	13,273	3,584	(5,635)
Gain (loss) on sale of discontinued operations, net of income taxes	83,898	—	(24)

Income (loss) from discontinued operations, net of income taxes	97,171	3,584	(5,659)

Net income (loss)	$151,472	$25,930	$(11,612)

Basic income (loss) per share from continuing operations	$0.74	$0.31	$(0.13)
Basic income (loss) per share from discontinued operations	1.32	0.05	(0.13)

Basic net income (loss) per share	$2.06	$0.36	$(0.26)

Diluted income (loss) per share from continuing operations	$0.73	$0.31	$(0.13)
Diluted income (loss) per share from discontinued operations	1.31	0.05	(0.13)

Diluted net income (loss) per share	$2.04	$0.36	$(0.26)

Shares used in computing earnings (loss) per share
Basic	73,492	72,323	44,919
Diluted	74,074	72,533	44,919

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income (loss)	$151,472	$25,930	$(11,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,801	31,664	16,351
Stock-based compensation	8,743	8,287	3,640
Discount on marketable securities	(1,531)	(3,012)	(1,936)
Amortization of debt issuance costs	—	2,237	839
Undistributed earnings of joint ventures	(1,020)	(985)	—
Dividends from equity investment	286	—	—
Minority interests	68	(666)	141
Loss on disposal of long-lived assets	1,672	534	178
Gain on sale of software division, net	(81,813)	—	—
Gain on investment	(5,110)	—	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(841)	(20,466)	47,922
Inventories	(4,473)	(1,459)	23,933
Prepaid expenses and other current assets	(4,096)	2,575	(3,048)
Accounts payable	(14,759)	22,513	(14,202)
Deferred revenue	2,295	3,705	(12,718)
Accrued warranty and retrofit costs	(646)	540	(2,104)
Accrued compensation and benefits	(2,724)	9,553	(9,847)
Accrued restructuring costs	(882)	(10,364)	3,300
Accrued expenses and other current liabilities	(6,569)	(5,394)	(9,723)

Net cash provided by operating activities	72,873	65,192	31,114

Cash flows from investing activities
Purchases of property, plant and equipment	(20,618)	(17,954)	(11,704)
Purchases of intangible assets	(15)	(3,000)	—
Proceeds from the sale of software division	130,393	—	—
Acquisition of Helix Technology Corporation, cash acquired net of expenses	—	8,805	—
Acquisition of Synetics Solutions Inc., net of cash acquired	(38)	(50,182)	—
Acquisition of Keystone Electronics (Wuxi) Co., cash acquired net of expenses	162	—	—
Investment in Yaskawa Brooks Automation, Inc. joint venture	—	(1,955)	—
Purchases of marketable securities	(391,748)	(851,884)	(635,683)
Sale/maturity of marketable securities	362,833	934,961	618,453
Other	—	281	—
Proceeds from sale of long-lived assets	—	—	1,294

Net cash provided by (used in) investing activities	80,969	19,072	(27,640)

Cash flows from financing activities
Treasury stock purchases	(110,762)	—	—
Payments of short- and long-term debt and capital lease obligations	(1,740)	(175,015)	(11)
Proceeds from issuance of common stock, net of issuance costs	9,303	3,659	5,313

Net cash provided by (used in) financing activities	(103,199)	(171,356)	5,302

Effects of exchange rate changes on cash and cash equivalents	1,816	403	405

Net increase (decrease) in cash and cash equivalents	52,459	(86,689)	9,181
Cash and cash equivalents, beginning of year	115,773	202,462	193,281

Cash and cash equivalents, end of year	$168,232	$115,773	$202,462

Supplemental disclosures:
Cash paid during the year for interest	$724	$9,932	$8,603
Cash paid during the year for income taxes, net of refunds	$5,760	$6,280	$3,696
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$—	$447,949	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional			Comprehensive			Total
	Stock	Stock at	Paid-In	Deferred	Comprehensive	Income	Accumulated	Treasury	Stockholders’
	Shares	par Value	Capital	Compensation	Income (Loss)	(Loss)	Deficit	Stock	Equity
	(In thousands, except share data)

Balance September 30, 2004	44,691,844	$447	$1,296,550	$(1,844)		$12,359	$(994,617)	$—	$312,895
Shares issued under stock option and purchase plans	708,432	7	5,306						5,313
Common stock issued in acquisitions	34,433	—	628						628
Deferred compensation, net of forfeitures			4,661	(4,661)					—
Amortization of deferred compensation				3,012					3,012
Comprehensive income (loss):
Net loss					$(11,612)		(11,612)		(11,612)
Currency translation adjustments					353	353			353
Unrealized loss on marketable securities					(754)	(754)			(754)

Comprehensive loss					$(12,013)

Balance September 30, 2005	45,434,709	454	1,307,145	(3,493)		11,958	(1,006,229)	—	309,835
Shares issued under stock option and purchase plans	975,519	10	3,649						3,659
Common stock issued in acquisitions	29,021,364	290	447,659						447,949
Reclassification of deferred compensation upon adoption of SFAS 123R			(3,493)	3,493					—
Stock-based compensation			8,287						8,287
Comprehensive income (loss):
Net income					$25,930		25,930		25,930
Currency translation adjustments					2,626	2,626			2,626
Unrealized gain on marketable securities					848	848			848

Comprehensive income					$29,404

Balance September 30, 2006	75,431,592	754	1,763,247	—		15,432	(980,299)	—	799,134
Shares issued under stock option, restricted stock and purchase plans	1,052,011	11	8,411						8,422
Stock-based compensation			8,743						8,743
Repurchase of stock								(110,762)	(110,762)
Comprehensive income (loss):
Net income					$151,472		151,472		151,472
Currency translation adjustments					3,482	3,482			3,482
Unrealized loss on marketable securities					(824)	(824)			(824)
Adjustment to adopt SFAS No. 158						112			112

Comprehensive income					$154,130

Balance September 30, 2007	76,483,603	$765	$1,780,401	$—		$18,202	$(828,827)	$(110,762)	$859,779

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Brooks Automation, Inc. (“Brooks” or the “Company”) is a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. Brooks principally supplies hardware and services to both original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment, and chip manufacturers. Brooks is a technology and market leader with offerings ranging from individual hardware modules to fully integrated systems as well as services to install and support our products worldwide.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts and transactions are eliminated. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.

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

Foreign Currency Translation

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction gains (losses) included in income (loss) before income taxes and minority interest totaled $(3.2) million, $(0.5) million and $0.4 million for the years ended September 30, 2007, 2006 and 2005, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income”. Foreign currency translation adjustments are one of the components in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2007 and 2006, cash equivalents were $58.7 million and $16.5 million, respectively. Cash equivalents are held at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills and commercial paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities. The Company’s customers

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top twenty largest customers account for approximately 66% of revenues for the year ended September 30, 2007. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

When an asset is retired, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of operating profit (loss).

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill

Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the estimated economic life of the patents. As of September 30, 2007 and 2006, the net book value of the Company’s patents was $2.7 million and $3.1 million, respectively.

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

Revenue Recognition

Product revenues are associated with the sale of hardware systems, components and spare parts as well as product license revenue. Service revenues are associated with service contracts, repairs, upgrades and field service.

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

Revenue associated with service agreements is generally recognized ratably over the term of the contract. Revenue from repairs is recognized upon shipment, while revenue from upgrades and paid field service is recognized upon acceptance.

Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims.

Research and Development Expenses

Research and development costs are charged to expense when incurred.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 23, 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans, other than its 1993 Non-Employee Director Stock Option Plan. As such, the Company fully vested options to purchase 1,229,239 shares of the Company’s common stock with exercise prices greater than or equal to $24.00 per share. The acceleration of the vesting of these options resulted in a charge based on generally accepted accounting principles of approximately $1.0 million. The Company took this action because it produced a more favorable impact on the Company’s results from operations in light of the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which took place in the Company’s first fiscal quarter of 2006.

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

The following table reflects compensation expense recorded during the years ended September 30, 2007 and 2006 in accordance with SFAS 123R, which includes activity related to the discontinued software and SELS divisions (in thousands):

	Year Ended September 30,
	2007	2006

Stock options	$2,266	$4,769
Restricted stock	5,763	2,714
Employee stock purchase plan	714	804

	$8,743	$8,287

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

No stock options were granted for the year ended September 30, 2007. For the years ended September 30, 2006 and 2005, 217,000 and 652,250 stock options were granted, respectively. The fair value of each option

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2007	2006	2005

Risk-free interest rate	n/a	4.4%	3.3% - 4.0%
Volatility	n/a	55%	65%
Expected life (years)	n/a	4.9	4.0
Dividend yield	n/a	0%	0%

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2007	2006	2005

Risk-free interest rate	5.1%	4.5%	3.2%
Volatility	34%	39%	39%
Expected life	6 months	6 months	6 months
Dividend yield	0%	0%	0%

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

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the year ended September 30, 2005 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

Year Ended
September 30,
2005

Net loss, as reported	$(11,612)
Add stock-based employee compensation expense included in reported net loss	3,012
Deduct pro forma stock-based compensation expense	24,319

Pro forma net loss	$(32,919)

Earnings (loss) per share
Basic earnings (loss) per share, as reported	$(0.26)

Diluted earnings (loss) per share, as reported	$(0.26)

Basic loss per share, pro forma	$(0.73)

Diluted loss per share, pro forma	$(0.73)

Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Stock options generally have a vesting period of 4 years and are exercisable for a period not to exceed 7 years from the date of issuance. Restricted stock awards generally vest over one to four years. At September 30, 2007, a total of 6,608,659 shares were reserved and available for the issuance of awards under the plans.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments in long- and short-term debt securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at September 30, 2007 and 2006.

Reclassifications

Certain reclassifications have been made in the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on October 1, 2007 and does not anticipate the adoption will materially affect its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 for the fiscal year ended September 30, 2007 and did not realize a material impact on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. SFAS 158 also requires additional disclosure in the notes to the financial statements. The provisions of SFAS 158 are effective as of the end of the first fiscal year ending after December 15, 2006. Retrospective application is not permitted. The Company adopted SFAS 158 for the fiscal year ended September 30, 2007 and did not realize a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its financial position and results of operations.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation (in millions):

Current assets	$79.9
Property, plant and equipment	15.4
Intangible assets	84.4
Goodwill	275.8
Other assets	20.8

Total assets acquired	476.3

Current liabilities	17.1
Other liabilities	1.1

Total liabilities assumed	18.2

Total purchase price including acquisition costs	$458.1

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

	$84.4

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	$17.4

Keystone Electronics (Wuxi) Co., Ltd.

Effective July 1, 2007, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Keystone Technology Limited, a corporation incorporated under the Companies Ordinance of Hong Kong (“Keystone HK”), to purchase all of the equity of Keystone Electronics (Wuxi) Co., Ltd. (“Keystone Wuxi”), an enterprise organized under the laws of the Peoples Republic of China and engaged in manufacturing services in China.

Pursuant to the Equity Purchase Agreement, the Company became the owner of all the equity of Keystone Wuxi. The aggregate purchase price of Keystone Wuxi was $1.1 million including a minimum earn-out

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement and acquisition costs. Goodwill of $4.0 million was recognized in conjunction with the Keystone Wuxi acquisition. The acquisition of Keystone Wuxi provides the Company with the opportunity to enhance its existing capabilities with respect to manufacturing its automation systems and components in China.

Proforma Information of Acquisitions

The following unaudited proforma information gives effect to the acquisition of Helix and Synetics as if the acquisitions occurred at the beginning of the years presented (in thousands, except per share data):

	September 30,
	2006	2005

Revenues	$670,949	$575,409

Net income (loss)	$20,576	$(36,932)

Basic income (loss) per share	$0.28	$(0.50)

Diluted income (loss) per share	$0.28	$(0.50)

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of September 30, 2007 and 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2007:
U.S. Treasury securities and obligations of U.S. government agencies	$49,788	$45	$—	$49,833
U.S. corporate securities	50,495	39	(12)	50,522
Mortgage-backed securities(1)	2,623	—	(64)	2,559
Other debt securities	3,526	—	(55)	3,471

	$106,432	$84	$(131)	$106,385

September 30, 2006:
U.S. Treasury securities and obligations of U.S. government agencies	$62,220	$1	$(80)	$62,141
U.S. corporate securities	5,871	—	(54)	5,817
Mortgage-backed securities(1)	3,640	—	(110)	3,530
Other debt securities	4,167	—	(68)	4,099

	$75,898	$1	$(312)	$75,587

(1)	Amounts include investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

Gross realized gains on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations was $226,000 for the year ended September 30, 2006. There were no gross realized gains for the years ended September 30, 2007 and 2005. There were no gross realized losses for the years ended September 30, 2007, 2006 and 2005.

The fair value of the marketable securities at September 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value

Due in one year or less	$80,102
Due after one year through five years	19,515
Due after ten years	6,768

$106,385

During the three months ended June 30, 2007, a company in which Brooks held a minority equity interest was acquired by a closely-held Swiss public company. Brooks’ minority equity investment had been previously written down to zero in 2003. As a result, Brooks received shares of common stock from the acquirer in exchange for its minority equity interest and recorded a gain of $5.1 million.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

Property, plant and equipment as of September 30, 2007 and 2006 were as follows (in thousands):

	September 30,
	2007	2006

Buildings and land	$44,678	$45,421
Computer equipment and software	37,680	48,476
Machinery and equipment	45,082	40,475
Furniture and fixtures	11,986	12,078
Leasehold improvements	28,951	22,873
Construction in progress	10,295	5,380

	178,672	174,703
Less accumulated depreciation and amortization	(97,925)	(98,036)

Property, plant and equipment, net	$80,747	$76,667

Depreciation expense was $17.5 million, $15.8 million and $11.5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

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

In fiscal 2007, 2006, and 2005, the Company performed its annual impairment test for goodwill at the reporting unit level and determined that no adjustment to goodwill was necessary.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill by reportable segment for the years ended September 30, 2007 and 2006 are as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total

Balance at September 30, 2005	$25,020	$—	$—	$25,020
Acquisitions:
Helix Technology	—	124,560	152,241	276,801
Synetics Solutions	12,631	—	—	12,631

Balance at September 30, 2006	37,651	124,560	152,241	314,452
Acquisitions:
Keystone Wuxi	4,035	—	—	4,035
Purchase accounting adjustments on prior period acquisitions	1,858	(469)	(574)	815

Balance at September 30, 2007	$43,544	$124,091	$151,667	$319,302

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2007			September 30, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Patents	$9,802	$7,093	$2,709	$9,787	$6,662	$3,125
Completed technology	64,761	22,033	42,728	64,761	12,709	52,052
Trademark and trade names	4,925	1,726	3,199	4,925	942	3,983
Non-competition agreements	50	50	—	50	50	—
Customer relationships	36,500	8,172	28,328	36,500	3,447	33,053

	$116,038	$39,074	$76,964	$116,023	$23,810	$92,213

Amortization expense for intangible assets was $15.3 million, $12.4 million and $0.1 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2007 is as follows (in millions):

Year ended September 30,
2008	$16.4
2009	17.5
2010	14.9
2011	9.9
2012	8.4
Thereafter	9.9

7.	Investment in Affiliates

Joint Ventures

The Company participates in a joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan, which was part of the acquired operations of Helix in October 2005. The joint venture was formed in 1981 by Helix and ULVAC Corporation. UCI manufactures and sells cryogenic vacuum pumps,

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 8, 2006, the Company entered into a Joint Venture Agreement (the “Agreement”) with Yaskawa Electric Corporation (Yaskawa) to form a 50/50 joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. The Company invested $1,955,000 into this joint venture. YBA began operations on September 21, 2006. The Company accounts for its investment in YBA utilizing the equity method of accounting.

8.	Earnings (Loss) Per Share

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2007	2006	2005

Net income (loss)	$151,472	$25,930	$(11,612)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	73,492	72,323	44,919
Dilutive common stock options and restricted stock awards	582	210	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	74,074	72,533	44,919

Basic earnings (loss) per share	$2.06	$0.36	$(0.26)

Diluted earnings (loss) per share	$2.04	$0.36	$(0.26)

Approximately 3,011,000, 4,796,000 and 5,374,000 options to purchase common stock and 89,000, 1,000 and 21,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the years ended September 30, 2007, 2006 and 2005, respectively, as their effect would be anti-dilutive. The 3,011,000 and 4,796,000 options for the years ended September 30, 2007 and 2006, respectively, had an exercise price greater than the average market price of the common stock. These options and restricted stock could, however, become dilutive in future periods. In addition, 1,980,000 and 2,492,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for the years ended September 30, 2006 and 2005, respectively, as the effect of conversion would be anti-dilutive based on a conversion price of $70.23. The Company paid off the convertible debt in full on July 17, 2006.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005

Current:
Federal	$1,312	$779	$(1,027)
State	154	5	5
Foreign	821	2,588	1,780

	2,287	3,372	758

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$2,287	$3,372	$758

The components of income (loss) from continuing operations before income taxes and minority interests, are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005

Domestic	$51,277	$19,506	$(7,660)
Foreign	4,359	4,561	2,606

	$55,636	$24,067	$(5,054)

The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005

Income tax provision (benefit) computed at federal statutory rate	$19,472	$8,423	$(1,769)
State income taxes, net of federal benefit	815	(217)	(630)
Research and development tax credits	(1,003)	—	—
ETI tax benefit/Sec. 199 manufacturing deduction	(632)	(861)	(286)
Foreign income taxed at different rates	(2,351)	456	1,186
Dividends	993	1,281	1,684
Change in deferred tax asset valuation allowance	(15,635)	(6,510)	567
Other permanent differences	(3)	135	37
Deferred compensation	126	32	562
Nondeductible meals and entertainment	174	197	147
Withholding taxes	296	306	442
Foreign taxes deducted	(104)	(107)	(155)
Tax benefits allocated from discontinued operations	(268)	—	(1,027)
Other	407	237	—

Income tax provision	$2,287	$3,372	$758

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,
	2007	2006

Reserves not currently deductible	$25,462	$28,698
Federal, state and foreign tax credits	15,328	14,700
Depreciation	5,490	8,378
Stock-based compensation	5,566	3,500
Net operating loss carryforwards	114,528	157,721

Deferred tax assets	166,374	212,997

Amortization	15,885	16,689
Other liabilities	883	2,877

Deferred tax liabilities	16,768	19,566

Valuation allowance	149,606	193,431

Net deferred tax assets	$—	$—

In accordance with SFAS 109, management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2007. The Company believes that while the recent profitability experienced in 2007 and 2006 provides some evidence as to the potential for realizability of the deferred tax assets, more extensive and sustained evidence would be required in order to reverse the valuation allowance. Given the loss incurred in the fourth quarter of fiscal 2007 combined with the near term uncertainty with regard to the outlook of the semiconductor sector as well as the magnitude of the deferred tax assets as at September 30, 2007, the majority of which relate to net operating loss carryforwards, and the extended period of time that would be required to utilize these losses, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2008 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be principally recorded as a tax benefit in the consolidated statements of operations.

The $43.8 million decrease in the valuation allowance at September 30, 2007 compared to September 30, 2006 is principally due to the utilization of net operating losses, expiring tax credits and changes in state and foreign tax rates.

As of September 30, 2007, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $519.5 million and federal and state research and development tax credit carryforwards of approximately $15.3 million available to reduce future tax liabilities, which expire at various dates through 2026. Included in the net operating loss carryforwards are stock option deductions of approximately $19.5 million. The benefits of these tax deductions approximate $7.0 million of which approximately $4.0 million will be credited to additional paid-in capital upon being realized or recognized.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to income taxes in various jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the tax reserves reflect the probable outcome of known contingencies. Tax reserves established include, but are not limited to, business combinations, transfer pricing, withholding taxes, and various state and foreign audit matters, some of which may be resolved in the near future resulting in an adjustment to the reserve.

10.	Tender Offer of the Company’s Common Stock

On May 31, 2007, the Company announced that its Board of Directors (the “Board”) had authorized a modified “Dutch Auction” self-tender offer to purchase up to 6,060,000 shares of its common stock, representing approximately 8% of its approximately 75.8 million outstanding shares as of April 30, 2007. This transaction closed on July 5, 2007. In the tender offer, shareholders had the opportunity to tender some or all of their shares at a price not less than $16.50 per share or more than $19.00 per share, net to the seller in cash, without interest. The tender offer commenced on June 1, 2007 and expired on June 28, 2007. This action followed the closing of the Company’s recent sale of the Brooks Software Division, which generated proceeds to the Company that strengthened its cash assets. Following the sale of the Brooks Software Division, the Board determined that the best use for much of the cash generated in that transaction was to invest in Brooks through a share repurchase returning money to its shareholders.

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

The Company did not file its quarterly report on Form 10-Q for the period ended March 31, 2006 by the prescribed due date. As a result of this delay, the Company was not in compliance with its obligation under Section 6.2 of the indenture with respect to its 4.75% Convertible Subordinated Notes due 2008 to timely file with the SEC all reports and other information and documents which the Company is required to file with the SEC pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934. On May 15, 2006, the Company received a notice from holders of more than 25% in aggregate principal amount of notes outstanding that the Company was in default of Section 6.2 of the indenture based on its failure to file its Form 10-Q. On Friday July 14, 2006, the Company received a further notice from holders of more than 25% of the aggregate outstanding principal amount of the notes accelerating the Company’s obligation to repay the unpaid principal on the notes because its Report on Form 10-Q for the quarter ended March 31, 2006 had not yet been filed. On Monday, July 17, 2006, the Company paid the outstanding $175.0 million principal balance to the trustee and subsequently paid all accrued interest. The notes are now retired, having been paid in full.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007, the Company had $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.

12.	Postretirement Benefits

The Company adopted the funded status recognition provision of SFAS 158 effective September 30, 2007. This standard amends SFAS 87, 88, 106, and 132(R). SFAS 158 requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by SFAS 158. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation as of September 30. For other postretirement benefit plans, the liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of September 30. The following table illustrates the effect on the individual financial statement line items of applying this standard for the year ended September 30, 2007 (in thousands):

	Before	Adjustment for	After
	Application of	Application of	Application of
	SFAS 158	SFAS 158	SFAS 158

Long term pension liabilities	$132	$(112)	$20
Accumulated other comprehensive income	—	112	112

Defined Benefit Pension Plans

On October 26, 2005, the Company purchased Helix and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (“Plan”). The Plan is a final average pay pension plan. The Company’s funding policy is to contribute an amount equal to the minimum required employer contribution under the Employee Retirement Income Security Act of 1974. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006.

The Company uses a September 30th measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets. The following tables set forth the funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2007 for the Plan (in thousands):

	Year Ended September 30,
	2007	2006

Benefit obligation at beginning of year	$12,327	$—
Benefit obligation assumed at date of acquisition	—	13,777
Service cost	252	1,740
Interest cost	698	821
Actuarial (gain)/loss	1,191	(567)
Disbursements	(2,071)	(3,444)

Benefit obligation at end of year	$12,397	$12,327

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2007	2006

Fair value of assets at beginning of year	$13,058	$—
Fair value assumed at date of acquisition	—	11,865
Actual return on plan assets	1,390	1,637
Company contributions	—	3,000
Disbursements	(2,071)	(3,444)

Fair value of assets at end of year	$12,377	$13,058

	Year Ended September 30,
	2007	2006

Funded status at end of year	$(20)	$731
Unrecognized net actuarial gain	—	(915)

Accrued benefit liability	$(20)	$(184)

The Company’s investment strategy with respect to Plan assets is to maximize return while protecting principal. These investments are primarily in equity and debt securities. The expected long term rate of return on Plan assets was 8.25% for the years ended September 30, 2007 and 2006. The expected rate of return was developed through analysis of historical market returns, current market conditions and the Plans’ past experience.

Net periodic benefit cost consisted of the following (in thousands):

	Year Ended September 30,
	2007	2006

Service cost	$252	$1,740
Interest cost	698	821
Expected return on assets	(1,002)	(1,000)
Settlement gain	—	(289)

Net periodic pension cost	$(52)	$1,272

The accumulated benefit obligation for the Plan was $12.4 million and $12.3 million at September 30, 2007 and 2006. Certain information for the Plan with respect to accumulated benefit obligations follows (in thousands):

	Year Ended September 30,
	2007	2006

Projected benefit obligation	$12,397	$12,327
Accumulated benefit obligation	12,397	12,327
Fair value of plan assets	12,377	13,058

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine net cost at September 30, 2007 and 2006 follows:

	Year Ended September 30,
	2007	2006

Discount rate	6.00%	5.75%
Expected return on plan assets	8.25%	8.25%
Rate of compensation increase	N/A	4.00%

Plan Assets

The Company’s weighted average asset allocation at September 30, 2007 and target allocation at September 30, 2008, by asset category is as follows:

	Percentage of	Target
	Plan Assets at	Allocation at
	September 30,	September 30,
	2007	2008

Equity securities	60%	40% - 70%
Debt securities	40	35% - 55%

	100%

The Company does not expect to make a contribution to the Plan in fiscal 2008.

Expected benefit payments are expected to be paid as follows (in thousands):

2008	$405
2009	450
2010	424
2011	1,107
2012	815
2013-2017	4,618

The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

The Company’s contribution expense for worldwide defined contribution plans was $3.6 million, $2.8 million and $1.9 million for the years ended September 30, 2007, 2006 and 2005, respectively.

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

The Company has a Supplemental Key Executive Retirement Plan (acquired with Helix) which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company recorded additional retirement costs of $0 and $59,000 for the years ended September 30, 2007 and 2006, respectively, in connection with this plan. At September 30, 2007, the Company had $498,000 accrued for benefits payable under the Supplemental Key Executive Retirement Plan.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stockholders’ Equity

Preferred Stock

At September 30, 2007 and 2006 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares were issued and outstanding at September 30, 2007 and 2006, respectively. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

14.	Stock Plans

Amended and Restated 2000 Equity Incentive Plan

The purposes of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 9,000,000 shares of common stock were reserved for issuance under the 2000 Plan. As of September 30, 2007, options to purchase 1,366,361 shares are outstanding and 6,096,462 shares remain available for grant.

During the year ended September 30, 2007, the Company issued 343,608 shares of restricted stock or units under the Amended and Restated 2000 Equity Incentive Plan, net of cancellations. These restricted stock awards generally have the following vesting schedules: three year vesting in which 33% vest in Year 1, 33% vest in Year 2 and 34% vest in Year 3; four year vesting in which 50% vest in Year 2, 25% vest in Year 3 and 25% vest in Year 4: and one year cliff vesting. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee.

1998 Employee Equity Incentive Plan

The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. On February 26, 2003, the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited options. From February 26, 2003 through September 30, 2007, 2,498,292 options were forfeited due to employee terminations. A total of 717,103 options are outstanding and 291,032 shares remain available for grant under the 1998 Plan as of September 30, 2007.

1993 Non-Employee Director Stock Option Plan

The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership of its common stock. The Directors Plan expired in 2003, although some options issued under that plan remain outstanding. Under its terms, each director who was not an employee of the Company or any of its subsidiaries was eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director received an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vested over a period of five years and generally expired ten years from the date of grant. A total of 10,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2007.

1992 Combination Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 59,869 options are outstanding and no shares remain available for grant under the 1992 Plan as of September 30, 2007.

Stock Options of Acquired Companies

In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, 6,382,329 options to purchase PRI common stock were outstanding and converted into 3,319,103 options to purchase the Company’s Common Stock. There were options to purchase 62,814 shares granted under this plan that were outstanding at September 30, 2007. The Company does not intend to issue any additional options under the PRI stock option plan.

In connection with the acquisition of Helix on October 26, 2005, the Company assumed the outstanding options of multiple stock option plans that were adopted by Helix. At acquisition, 689,622 options to purchase Helix common stock were outstanding and converted into 765,480 options to purchase the Company’s Common Stock. A total of 307,880 options are outstanding and 221,165 shares remain available for grant under the Helix plans as of September 30, 2007. The Company does not intend to issue any additional options under the Helix stock option plan.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

Aggregate stock option activity for all the above plans for the years ended September 30, 2007, 2006 and 2005 is as follows:

	Year Ended September 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	4,790,477	$21.51	5,205,354	$23.92	5,709,626	$25.43
Granted	—	$—	217,000	$12.82	652,250	$16.38
Assumed from Helix Technology acquisition	—	$—	765,480	$16.42	—	$—
Exercised	(559,552)	$12.52	(108,104)	$10.69	(179,694)	$12.77
Forfeited/expired	(1,718,866)	$26.56	(1,289,253)	$27.56	(976,828)	$29.77

Options outstanding at end of year	2,512,059	$20.11	4,790,477	$21.51	5,205,354	$23.92

Options exercisable at end of year	2,180,139	$20.91	4,008,600	$22.82	4,120,400	$25.83

Weighted average fair value of options granted at market value during the year		$—		$6.84		$7.39
Weighted average fair value of options granted below market value during the year		$—		$6.81		$6.20
Options available for future grant	6,608,659

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
		Life	Average	Value (In		Average	Value (In
Range of Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)

$3.62 — $14.24	689,106	3.47	$11.45	$1,920	513,696	$10.92	$1,708
$14.25 — $23.16	592,395	3.66	$17.74	$—	443,384	$18.15	$—
$23.32 — $24.30	811,135	2.38	$24.22	$—	803,636	$24.22	$—
$24.31 — $59.44	419,423	1.59	$29.75	$—	419,423	$29.75	$—

$3.62 — $59.44	2,512,059	2.85	$20.11	$1,920	2,180,139	$20.91	$1,708

The weighted average remaining contractual life of options exercisable at September 30, 2007 was 2.5 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $14.24 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of stock options, as determined under SFAS No. 123R, granted during fiscal 2006 and 2005 was $6.82 and $7.30 per share, respectively. No stock options were granted in

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2007. The total intrinsic value of options exercised during fiscal 2007 and 2006 was $2,576,000 and $371,000, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2007 and 2006 was $7,005,000 and $1,155,000, respectively.

As of September 30, 2007 future compensation cost related to nonvested stock options is approximately $2.5 million and will be recognized over an estimated weighted average period of 1.9 years.

Based on information currently available, the Company believes that, although certain options may have been granted in violation of our applicable option plans, those options are valid and enforceable obligations of the Company.

Restricted Stock Activity

Restricted stock for the year ended September 30, 2007 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of September 30, 2007 and 2006 and changes during the years ended September 30, 2007 and 2006 is as follows:

	Year Ended September 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	895,750	$13.79	288,000	$16.40
Awards granted	433,000	16.11	828,000	13.15
Awards vested	(277,483)	14.98	(91,750)	16.10
Awards canceled	(89,392)	14.55	(128,500)	13.94

Outstanding at end of year	961,875	$14.42	895,750	$13.79

The fair value of restricted stock awards vested during fiscal 2007 and 2006 was $4.2 million and $1.5 million, respectively.

As of September 30, 2007, the unrecognized compensation cost related to nonvested restricted stock is $8.6 million and will be recognized over an estimated weighted average amortization period of 2.6 years.

1995 Employee Stock Purchase Plan

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 3,000,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2007, 1,746,578 shares of common stock have been purchased under the 1995 Plan and 1,253,422 shares remain available for purchase.

15.	Restructuring Costs and Accruals

Fiscal 2007 Activities

The Company recorded a charge to continuing operations of $7.1 million in the year ended September 30, 2007 for restructuring costs.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Costs

Based on estimates of its near term future revenues and operating costs, in fiscal 2007, the Company took additional cost reduction actions. Accordingly, charges of $7.1 million were recorded for these actions. Of this amount, $4.0 million related to workforce reductions and $3.1 million related to fully recognizing the remaining obligation on the lease associated with the Company’s vacant facility in Billerica, Massachusetts. The workforce reductions consisted of $4.0 million of severance costs associated with the termination of approximately 90 employees in operations, service and administrative functions principally in the U.S., Germany and Korea. The accruals for workforce reductions are expected to be paid over the next twelve months. The Company estimates that salary and benefit savings as a result of these actions will be approximately $7.1 million annually. The impact of these cost reductions on the Company’s liquidity is not expected to be significant, as these cost savings yield actual cash savings within twelve months.

The Company continues to review and align its cost structure to attain profitable operations amid the changing semiconductor cycles.

Fiscal 2006 Activities

The Company recorded a charge to continuing operations of $4.3 million in the year ended September 30, 2006 for restructuring costs. The Company also recorded a charge of $1.0 million in the year ended September 30, 2006 related to the discontinued software division, which is included in the loss from discontinued operations.

Restructuring Costs

Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2006 plans to take additional cost reduction actions. Accordingly, charges of $4.3 million were recorded for these actions. This charge consisted of $2.0 million of excess facilities charges primarily related to a vacant facility in Billerica Massachusetts due to a longer period than initially estimated to sub-lease the facility, $2.5 million for costs incurred related to the termination of approximately 30 employees worldwide whose positions were made redundant as a result of the Helix acquisition, offset by the $0.2 million reversal of previously accrued termination costs to employees who will no longer be terminated or whose termination was settled at a reduced cost. The Company recorded a charge of $1.0 million in fiscal year 2006 for workforce reductions related to its discontinued software division which is included in the loss from discontinued operations. The impact of these cost reductions on the Company’s liquidity is not expected to be significant, as these cost savings yield actual cash savings within twelve months.

Fiscal 2005 Activities

The Company recorded a charge to continuing operations of $10.4 million in the year ended September 30, 2005 for restructuring costs. The Company also recorded a charge of $7.1 million in the year ended September 30, 2005 related to the discontinued software and SELS divisions, which is included in the loss from discontinued operations.

Restructuring Costs

Based on estimates of its near term future revenues and operating costs, the Company announced in fiscal 2005 plans to take additional cost reduction actions. Accordingly, charges of $17.5 million, of which $7.1 million related to, and is classified within discontinued operations, were recorded for these actions. Of this amount, $14.3 million related to workforce reductions of approximately 270 employees world wide, across all functions of the business and $3.2 million related to excess facilities. Of the $3.2 million of facilities charges, $1.5 million represents an additional accrual on a previous vacated facility due to a longer period

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than initially estimated to sublease the facility. Workforce reduction charges included $4.3 million for headcount reduction of approximately 100 individuals associated with our discontinued software division, $3.6 million for reductions of approximately 65 employees in our Jena, Germany facility and $6.4 million related to various other actions undertaken in fiscal 2005. Excess facility charges consist of the present value of remaining lease obligations on facilities vacated in fiscal 2005. The impact of these cost reductions on the Company’s liquidity is not expected to be significant, as these actions yield equivalent actual cash savings within twelve months.

The activity related to the Company’s restructuring accruals is below, which includes activity related to the discontinued software and SELS divisions (in thousands):

	Fiscal 2007 Activity
	Balance				Balance
	September 30,				September 30,
	2006	Expense	Reversals	Utilization	2007

Facilities	$13,697	$3,131	$(62)	$(3,962)	$12,804
Workforce-related	2,846	4,039	—	(3,978)	2,907

	$16,543	$7,170	$(62)	$(7,940)	$15,711

	Fiscal 2006 Activity
	Balance					Balance
	September 30,					September 30,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$15,045	$1,966	$580	$—	$(3,894)	$13,697
Workforce-related	8,429	4,321	2,756	(990)	(11,670)	2,846

	$23,474	$6,287	$3,336	$(990)	$(15,564)	$16,543

	Fiscal 2005 Activity
	Balance					Balance
	September 30,					September 30,
	2004	Expense	Adjustments	Reversals	Utilization	2005

Facilities	$17,730	$1,680	$1,542	$—	$(5,907)	$15,045
Workforce-related	2,460	14,451	—	(184)	(8,298)	8,429

	$20,190	$16,131	$1,542	$(184)	$(14,205)	$23,474

16.	Segment and Geographic Information

In the fourth quarter of fiscal 2007 the Company made changes to its internal reporting structure and will now be reporting results in three segments: Automation Systems Group; Critical Components Group; and Global Customer Support Group.

The Automation Systems Group segment provides a range of wafer handling products and systems that support both atmospheric and vacuum process technology used by the Company’s customers.

The Critical Components Group segment includes cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications. The pump, gauge and chiller products serve various markets that use vacuum as a critical enabler to overall system performance.

The Global Customer Support Group segment consists of the Company’s service organization, which provides an extensive range of support to its customers to address their on-site needs, consultation, or spare

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parts logistics, all of which enable the customer to maximize wafer fab utilization, process tool uptime and productivity.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets (excluding completed technology) and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues. Segment assets exclude deferred tax assets, acquired intangible assets, goodwill, investments in joint ventures, marketable securities and cash equivalents.

The Company has reclassified prior year data due to the changes made in its reportable segments.

Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total

Year ended September 30, 2007
Revenues
Product	$442,440	$156,083	$14,979	$613,502
Services	20,300	—	109,456	129,756

	$462,740	$156,083	$124,435	$743,258

Gross profit	$127,651	$58,486	$33,458	$219,595
Segment operating income	$25,228	$20,083	$8,087	$53,398
Depreciation	$10,402	$4,090	$2,989	$17,481
Assets	$270,401	$72,771	$82,020	$425,192
Year ended September 30, 2006
Revenues
Product	$336,923	$137,573	$14,331	$488,827
Services	15,139	—	103,528	118,667

	$352,062	$137,573	$117,859	$607,494

Gross profit	$113,141	$50,905	$22,604	$186,650
Segment operating income (loss)	$16,555	$13,947	$(2,465)	$28,037
Depreciation	$8,218	$4,740	$2,822	$15,780
Assets	$243,051	$82,535	$87,495	$413,081
Year ended September 30, 2005
Revenues
Product	$261,576	$4,335	$44,114	$310,025
Services	13,804	—	45,949	59,753

	$275,380	$4,335	$90,063	$369,778

Gross profit	$66,381	$2,673	$30,732	$99,786
Segment operating income	$(23,701)	$2,673	$24,880	$3,852
Depreciation	$9,472	$—	$2,007	$11,479
Assets	$200,489	$3,196	$66,729	$270,414

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the year ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

	As of and for the Year Ended
	September 30,
	2007	2006	2005

Segment income from continuing operations	$53,398	$28,037	$3,852
Amortization of acquired intangible assets	5,939	4,251	54
Restructuring charges	7,108	4,257	10,419

Total income (loss) from continuing operations	$40,351	$19,529	$(6,621)

Segment assets	$425,192	$413,081	$270,414
Assets from discontinued operations	—	57,324	62,682
Goodwill	319,302	314,452	25,020
Intangible assets	76,964	92,213	212
Investments in cash equivalents, marketable securities and joint ventures	193,380	115,507	265,752

Total assets	$1,014,838	$992,577	$624,080

Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005

North America	$496,254	$379,719	$215,862
Asia/Pacific	148,140	126,556	96,609
Europe	98,864	101,219	57,307

	$743,258	$607,494	$369,778

Long-lived assets, including property, plant and equipment by geographic area are as follows (in thousands):

	September 30,
	2007	2006

North America	$73,561	$71,957
Asia/Pacific	6,625	4,135
Europe	561	575

	$80,747	$76,667

17.	Significant Customers and Related Party Information

On June 11, 2001, the Company appointed a new member to its Board of Directors. This individual served as a director of one of the Company’s customers until May 3, 2006. Accordingly, this customer is considered a related party for the period from June 11, 2001 through May 3, 2006. Revenues from this customer from October 1, 2005 to March 31, 2006 were approximately $205,000 and for the year ended September 30, 2005 were approximately $319,000. The amount due from this customer included in accounts receivable at March 31, 2006 was $40,000. Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for products and services of similar types and at comparable volumes.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had two customers that accounted for more than 10% of revenues in the year ended September 30, 2007. The Company had one customer that accounted for more than 10% of revenues in the year ended September 30, 2006. The Company had no customer that accounted for more than 10% of revenues in the year ended September 30, 2005. The Company had two customers that accounted for more than 10% of its accounts receivable balance at September 30, 2007 and 2006.

18.	Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,
	2007	2006

Accounts receivable	$107,373	$115,149
Less allowance for doubtful accounts	1,469	1,709

	$105,904	$113,440

The allowance for doubtful accounts activity for the years ended September 30, 2007, 2006 and 2005 were as follows (in thousands):

	Balance at
	Beginning of	Acquisition		Reversals of	Write-offs and	Balance at
Description	Period	Reserves	Provisions	Bad Debt Expense	Adjustments	End of Period

2007 Allowance for doubtful accounts	$1,709	$267	$100	$(31)	$(576)	$1,469
2006 Allowance for doubtful accounts	2,648	579	—	(842)	(676)	1,709
2005 Allowance for doubtful accounts	3,081	—	—	—	(433)	2,648

	September 30,
	2007	2006

Inventories
Raw materials and purchased parts	$50,304	$48,996
Work-in-process	31,555	25,064
Finished goods	22,935	25,794

	$104,794	$99,854

Reserves for excess and obsolete inventory were $18,722,000, $12,707,000 and $12,707,000 at September 30, 2007, 2006 and 2005, respectively. The Company recorded additions to reserves for excess and obsolete inventory of $11,438,000, $2,917,000 and $8,902,000 in fiscal 2007, 2006 and 2005, respectively, including $8,455,000, $1,231,000 and $8,752,000 charged to expense in fiscal 2007, 2006 and 2005, respectively, and $3,000, $8,000 and $150,000 of foreign exchange differences charged to other accounts in fiscal 2007, 2006 and 2005, respectively. The Company reduced the reserves for excess and obsolete inventory by $5,423,000, $2,917,000 and $10,715,000, in fiscal 2007, 2006 and 2005, respectively, for disposals of inventory.

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2007, 2006, and 2005 is as follows (in thousands):

Balance at September 30, 2004	$11,946
Accruals for warranties during the year	3,786
Settlements made during the year	(5,950)

Balance at September 30, 2005	9,782
Acquisitions	1,586
Accruals for warranties during the year	13,040
Settlements made during the year	(12,800)

Balance at September 30, 2006	11,608
Accruals for warranties during the year	13,387
Settlements made during the year	(14,009)

Balance at September 30, 2007	$10,986

19.	Commitments and Contingencies

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2015. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2007, 2006 and 2005 was $4.5 million, $5.1 million and $4.1 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	Sublease
	Leases	Income

Year ended September 30, 2008	$11,623	$1,397
2009	10,962	1,415
2010	10,492	1,432
2011	8,374	1,450
2012	2,578	—
Thereafter	7,383	—

	$51,412	$5,694

These future minimum lease commitments include approximately $20.4 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives. In addition, the Company is a guarantor on a lease in Mexico that expires in January 2013 for approximately $2.0 million.

Purchase Commitments

The Company has non-cancelable contracts and purchase orders for inventory of $87.3 million at September 30, 2007.

Contingencies

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor and related industries. The Company has in the past been, and may in the future be, notified

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commercial Litigation Matters

In January 2006 a ruling was issued against the Company by a Massachusetts state court in a commercial litigation matter involving the Company and BlueShift Technologies, Inc. Awards of damages and costs were assessed against Brooks in January and April 2006 in the amount of approximately $1.6 million, which were accrued for at December 31, 2005. Following the conclusion of appellate proceedings, all amounts due of $1.8 million have been paid and an additional charge of $0.2 million was accrued for at September 30, 2007.

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

The Company has been cooperating fully with both the Securities and Exchange Commission and the United States Attorney’s Office for the District of Massachusetts since the outset of their respective

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigations. The Company intends to continue to cooperate with both of these agencies. Brooks was not charged in either the SEC complaint or the indictment. The United States Attorney’s Office has informed the Company that it has closed this matter as it relates to the Company. The SEC’s investigation is continuing, and the Company continues to cooperate fully with the SEC in this matter.

Private Litigation

On May 22, 2006, a derivative action was filed nominally on the Company’s behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al. The defendants named in the complaint are: A. Clinton Allen, Director of the Company; Roger D. Emerick, former Director of the Company; Edward C. Grady, Director, former President and CEO of the Company; Amin J. Khoury, former Director of the Company; Joseph R. Martin, Director of the Company; John K. McGillicuddy, Director of the Company; and Robert J. Therrien, former Director, President and CEO of the Company.

On May 26, 2006, a derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on the Company’s behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al. The defendants named in the complaint are: Mr. Grady; Mr. Allen; Mr. Emerick; Mr. Khoury; Robert J. Lepofsky, Director, President and CEO of the Company; Mr. Martin; Mr. McGillicuddy; Krishna G. Palepu, Director of the Company; Alfred Woollacott, III, Director of the Company; Mark S. Wrighton, Director of the Company; and Marvin Schorr, Director Emeritus of the Company.

On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the plaintiffs filed a Consolidated Shareholder Derivative Complaint; the defendants named therein are: Mr. Allen, Mr. Martin, Mr. Grady, Mr. McGillicuddy, Mr. Therrien, Mr. Emerick, and Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; Joseph Bellini, former President and Chief Operating Officer of the Company’s Enterprise Software Group; Thomas S. Grilk, Senior Vice President, Secretary and General Counsel of the Company; current employee Michael W. Pippins; Stanley D. Piekos and Ellen B. Richstone, the Company’s former Chief Financial Officers; and David R. Beaulieu, Jeffrey A. Cassis, Santo DiNaro, Peter Frasso, Robert A. McEachern, Dr. Charles M. McKenna, James A. Pelusi, Michael F. Werner, former Officers and employees of the Company. The Consolidated Shareholder Derivative Complaint alleges that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and seeks, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The defendants served motions to dismiss and, in response, plaintiffs have moved for leave to amend their complaint. The Proposed Amended Complaint makes allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and adds as defendants Richard C. Small, Senior Vice President and Corporate Controller of the Company, and Mr. Woollacott, Mr. Wrighton, Mr. Lepofsky, and Mr. Palepu, Directors of the Company. On May 4, 2007, the court granted plaintiffs leave to file an amended complaint. On June 22, 2007, the defendants served plaintiffs with motions to dismiss the amended complaint. The parties completed briefing the motions to dismiss on September 27, 2007, and oral argument has been scheduled for December 4, 2007.

On May 30, 2006, a derivative action was filed in the United States District Court for the District of Massachusetts, captioned as Mark Collins, Derivatively on Behalf of Nominal Defendant Brooks Automation,

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The District Court issued an order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006; the defendants named therein are: Mr. Allen, Mr. Grady, Mr. Lepofsky, Mr. Martin, Mr. McGillicuddy, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Woodbury, Mr. Therrien, Mr. Emerick, Mr. Khoury, and Mr. Werner. The Consolidated Verified Shareholder Derivative Complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and seeks, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. On December 27, 2006, the court entered an order granting defendants’ motion to stay the federal derivative actions in favor of the first-filed state derivative action described above. The plaintiffs filed a motion to lift the stay, which the court denied on August 29, 2007.

On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al. The defendants in this action are the Company; Mr. Therrien; Ellen Richstone, the Company’s former Chief Financial Officer; Mr. Emerick; Mr. Khoury; Robert W. Woodbury, Jr., the Company’s Chief Financial Officer; and Mr. Grady.

On July 19, 2006, a putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. The Defendants in the case are the Company, Mr. Therrien, Ms. Richstone, Mr. Emerick, Mr. Khoury, Mr. Woodbury, and Mr. Grady. On December 13, 2006, the Court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff filed a Consolidated Amended Complaint, adding as defendants Joseph Martin, the Chairman of the Board, and PricewaterhouseCoopers LLP, the Company’s auditor. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against the Company, Therrien, Khoury, Emerick, Martin and Richstone; Section 20(a) of the Exchange Act against all the individual defendants; Section 11 of the Securities Act against all defendants except Richstone; Section 12(a)(2) of the Securities Act against the Company; and Section 15 of the Securities Act against all the individual defendants except Richstone.

Motions to dismiss were filed by all defendants in the case. In partial response to defendants’ motions to dismiss, the lead plaintiff filed a motion to amend the complaint to add a named plaintiff on May 10, 2007. Defendants filed an opposition to this motion. On June 26, 2007, the Court heard argument on defendants’ motions to dismiss and lead plaintiff’s motion to amend the complaint. On November 6, 2007, the Court granted in part and denied in part defendants’ motions to dismiss, and allowed lead plaintiff’s motion to add a named plaintiff. The Section 10(b) and Rule 10b-5 claims against Martin and Richstone were dismissed, and the Section 11 claims against Martin, Woodbury and Grady were dismissed. The Section 11 claims against PricewaterhouseCoopers LLP were dismissed, and therefore it was dismissed entirely. The motions were denied as to the remaining claims in the Consolidated Amended Complaint.

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

On August 15, 2007, two actions were filed in Massachusetts Superior Court for Middlesex County, nominally on the Company’s behalf, captioned Darr v. Grady et al. and Milton v. Grady et al. The two plaintiffs in these actions purport to be shareholders who had previously demanded that the Company take action against individuals who allegedly had involvement with backdated stock options, and to which the Company had responded. The defendants in these actions are Mr. Grady, Mr. Woodbury, Mr. Grilk, Mr. Martin, Mr. Allen, Mr. McGillicuddy, Mr. Lepofsky, Mr. Palepu, Mr. Schorr, Mr. Woollacott, Mr. Wrighton, Mr. Therrien, Mr. Pippins, Mr. Pelusi, Mr. Cassis, Mr. Beaulieu, Ms. Richstone, Mr. Piekos, Mr. Dinaro, Mr. McKenna, Mr. Khoury, and Mr. Emerick; Juergen Giessman, former Director of the Company; Lynda Avallone, former Vice President and Treasurer of the Company; Steven Hebert, former Vice President and Corporate Controller of the Company; Deborah Fox, former Chief Accounting Officer and Corporate Controller of the Company. These actions allege several claims against the defendants based on granting or receiving backdated stock options, including breach of fiduciary duties, corporate waste, and unjust enrichment. The complaint seeks on the Company’s behalf, inter alia, damages, extraordinary equitable and/or injunctive relief, an accounting, a constructive trust, disgorgement, and plaintiff’s costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. On September 20, 2007, the court granted defendants’ motion to consolidate the two matters. The court directed the plaintiffs to file a consolidated complaint. Defendants anticipate filing motions to dismiss.

The Company is aware of additional proposed class actions, posted on the websites of various law firms. The Company is not yet aware of the filing of any such actions and has not been served with a complaint or any other process in any of these matters.

Matter to which the Company is Not a Party

Jenoptik-Asyst Litigation

The Company acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ’166 patent, and 5,097,421, or the ’421 patent. Asyst later withdrew its claims related to the ’166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ’421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. In November 2007, Asyst filed a notice of appeal appealing the District Court’s latest decision.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable terms, if at all. In any case, the Company could face litigation with Asyst. Jenoptik has agreed to indemnify the Company for any loss Brooks may incur in this action.

Litigation is inherently unpredictable and, other than the commercial litigation matter involving us and BlueShift Technologies, Inc. where the Company has $1.8 million accrued at September 30, 2007, the Company cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against the Company, it may have a material adverse impact on its financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, the Company is unable to make a reasonable estimate of the losses that could result from these matters and hence has recorded no accrual in its financial statements as of September 30, 2007.

20.	Discontinued Operations

On March 30, 2007, the Company completed the sale of its software division, Brooks Software, to Applied Materials, Inc., a Delaware corporation (“Applied”) for cash consideration and the assumption of certain liabilities related to Brooks Software. Brooks Software provided real-time applications for greater efficiency and productivity in collaborative, complex manufacturing environments. The Company transferred to Applied substantially all of its assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software.

The Company recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of its discontinued software business, which is unchanged at September 30, 2007. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million.

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

Effective October 1, 2006, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The summary of operating results from discontinued operations of the software division for the years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005

Revenues	$47,712	$85,376	$93,968

Gross profit	$34,048	$58,134	$60,350

Income (loss) from discontinued operations before income taxes	$12,578	$4,855	$2,303

Income (loss) from discontinued operations, net of tax	$13,273	$3,495	$(2,143)

The income of $13,273,000 for the year ended September 30, 2007 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2,100,000.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the Company signed definitive purchase and sale agreements to sell substantially all the assets of the Company’s Specialty Equipment and Life Sciences division (“SELS”), formerly known as IAS, which provided standard and custom automation technology and products for the semiconductor, photonics, life sciences and certain other industries. This sale was completed and all activities of SELS have ceased during the fourth quarter of fiscal 2005. Effective June 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS 144.

The summary of operating results from discontinued operations from the sale of SELS for the years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005

Revenues	$—	$90	$626

Gross profit	$—	$89	$(691)

Income (loss) from discontinued operations, net of tax	$—	$89	$(3,516)

Due to the losses incurred since acquisition of the SELS division, no tax benefit is reflected for the losses incurred.

Assets and liabilities from discontinued operations are as follows (in thousands):

	Year Ended September 30,
	2007	2006

Current assets	$—	$15,277
Non-current assets	—	42,047

Assets from discontinued operations	$—	$57,324

Current liabilities	$—	$21,223
Non-current liabilities from discontinued operations	—	963

Liabilities from discontinued operations	$—	$22,186

Current assets include accounts receivable and other current assets. Non-current assets include property, plant and equipment. Current liabilities include accounts payable, deferred revenue, accrued vacation and other current liabilities. There were no SELS assets and liabilities from discontinued operations as of September 30, 2007 and 2006.

21.	Subsequent Events

On November 9, 2007 the Company announced that its Board of Directors authorized a stock repurchase plan to buy up to $200 million of the Company’s outstanding common stock. Stock repurchase transactions authorized under the plan will occur from time to time in the open market, through block trades or otherwise. Management and the Board of Directors will exercise discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including current market conditions. Repurchases may be commenced or suspended at any time without prior notice. Additionally, Brooks may initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when Brooks would otherwise be precluded from doing so under insider-trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company’s available cash resources.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2007, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is hereby incorporated by reference to Brooks’ definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to Brooks’ definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference to Brooks’ definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is hereby incorporated by reference to Brooks’ definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to Brooks’ definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

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

(b)	Exhibits

Exhibit
No.	Description

2.01	Asset Purchase Agreement between Applied Materials, Inc. and Brooks Automation, Inc. dated November 3, 2006 (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed on November 9, 2006).
3.01	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005 (the “Helix S-4”).
3.02	Certificate of Designations of the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.03 of the Company’s registration statement on Form S-3 (Registration No. 333- 34487), filed on August 27, 1997).
3.03	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the Helix S-4).
3.04	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Helix S-4).
3.05	Certificate of Increase of Shares Designated as the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 of the Helix S-4).
3.06	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company (incorporated herein by reference to Exhibit 3.6 of the Helix S-4).
3.07	Certificate of Designations, Preferences, Rights and Limitations of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).
3.08	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated herein by reference to Exhibit 3.8 of the Helix S-4).
3.09	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.01 of the Company’s quarterly report for the fiscal quarter ended March 31, 2003, filed on May 13, 2003).
3.10	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.13	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 of the Company’s current report on Form 8-K, filed on October 26, 2005).
4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320), filed on May 15, 2002).
10.01	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed on August 9, 2006 (the “2006 Q3 10-Q”).
10.02	Agreement and Plan of Merger, dated May 8, 2006, by and among Brooks Automation, Inc., Bravo Acquisition Subsidiary, Inc. and Synetics Solutions, Inc. (incorporated herein by reference to Exhibit 10.3 of the 2006 Q3 10-Q).
10.03	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation. (incorporated herein by reference to Exhibit 10.4 of the 2006 Q3 10-Q).

Exhibit
No.	Description

10.04	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.5 of the 2006 Q3 10-Q).
10.05	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-2 (Registration No. 2- 84880) filed by Helix Technology Corporation).
10.06	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company’s registration statement on Form S-1 (Registration No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”)).
10.07	Second Amended and Restated Employment Agreement, dated as of October 18, 2006, by and between the Company and Edward C. Grady (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on October 20, 2006).
10.08	Consulting Agreement, dated as of September 21, 2007, by and between the Company and Edward C. Grady.
10.09	Employment Agreement, dated as of December 8, 2006, by and between the Company and Robert Woodbury (incorporated herein by reference to Exhibit 10.08 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006, filed on December 14, 2006 (the “2006 10-K”)).
10.10	Employment Agreement, dated as of October 24, 2005, by and between the Company and Thomas S. Grilk (incorporated herein by reference to Exhibit 10.09 to the 2006 10-K).
10.11	Employment Agreement, dated as of October 26, 2005, by and between the Company and James Gentilcore (incorporated herein by reference to Exhibit 10.10 to the 2006 10-K).
10.12	Employment Agreement, dated as of October 24, 2005, by and between the Company and Joseph Bellini (incorporated herein by reference to Exhibit 10.11 to the 2006 10-K).
10.13	Employment Agreement, dated as of October 26, 2005, by and between the Company and Robert Anastasi (incorporated herein by reference to Exhibit 10.12 to the 2006 10-K).
10.14	Employment Agreement, dated as of September 30, 2007, by and between the Company and Robert Lepofsky.
10.15	1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (Registration No. 333-22717), filed on March 4, 1997).
10.16	1992 Combination Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 (Registration No. 333-07313), filed on July 1, 1996.
10.17	1995 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.15 to the 2006 10-K).
10.18	Amended and Restated 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on March 7, 2006).
10.19	Helix Technology Corporation 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.20	Helix Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.21	Helix Technology Corporation 1981 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3. of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.22	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.44 to the 2004 10-K).
10.23	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).

Exhibit
No.	Description

10.24	Form of 2000 Equity Incentive Plan Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).
10.25	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.23 to the 2006 10-K).
10.26	Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Q3 2006 10-Q).
10.27	Description of the 2007 Management Incentive Compensation Plan (incorporated herein by reference to Company’s current report on Form 8-K, filed on February 5, 2007).
10.28	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002 (incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002, filed on December 30, 2002).
10.29	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002 (incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002, filed on December 30, 2002).
10.30	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to the Brooks S-1).
10.31	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to Exhibit 10.28 to the 2006 10-K).
10.32	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA (incorporated herein by reference to Exhibit 10.29 to the 2006 10-K).
10.33	First Amendment to Lease dated as of March 21, 2001 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA (incorporated herein by reference to Exhibit 10.30 to the 2006 10-K).
10.34	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee (incorporated herein by reference to Exhibit 10.31 to the 2006 10-K).
10.35	Multi-Tenant Industrial Triple Net Lease, effective December 15, 2000, between Catellus Development Corporation and Synetics Solutions, Inc., including amendments thereto (incorporated herein by reference to Exhibit 10.32 to the 2006 10-K).
10.36	Factory Lease Advanced Agreement among Sang Chul Park, Young Ja Kim, Joon Ho Park, Brooks Automation Asia, Ltd. and Brooks Automation Korea, Inc. (incorporated herein by reference to Exhibit 10.33 to the 2006 10-K).
10.37	Lease dated September 6, 2001 between The Harry Friedman and Edith B. Friedman Revocable Living Trust Dated May 15, 1986 et al as Lessor and the Company (IGC — Polycold Systems Inc.) as Lessee
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).
31.01	Rule 13a-14(a),15d-14(a) Certification.
31.02	Rule 13a-14(a),15d-14(a) Certification.
31.03	Rule 13a-14(a),15d-14(a) Certification.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Robert J. Lepofsky
Robert J. Lepofsky,
Chief Executive Officer

Date: November 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Lepofsky Robert J. Lepofsky	Director and Chief Executive Officer (Principal Executive Officer)	November 28, 2007

/s/ Robert W. Woodbury, Jr. Robert W. Woodbury, Jr.	Executive Vice President and Chief Financial Officer	November 28, 2007

/s/ RICHARD C. SMALL Richard C. Small	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 28, 2007

/s/ A. Clinton Allen A. Clinton Allen	Director	November 28, 2007

/s/ Edward C. Grady Edward C. Grady	Director	November 28, 2007

/s/ Joseph R. Martin Joseph R. Martin	Director	November 28, 2007

/s/ John K. McGillicuddy John K. McGillicuddy	Director	November 28, 2007

/s/ Krishna G. Palepu Krishna G. Palepu	Director	November 28, 2007

/s/ KIRK P. POND Kirk P. Pond	Director	November 28, 2007

/s/ Alfred Woollacott III Alfred Woollacott III	Director	November 28, 2007

/s/ Mark S. Wrighton Mark S. Wrighton	Director	November 28, 2007