Form 10-Q
period 2007-12-31
BROOKS AUTOMATION INC
filed 2008-02-11
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 31, 2008:
Common stock, $0.01 par value                    65,562,621 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31,	September 30,
	2007	2007
Assets
Current assets
Cash and cash equivalents	$144,559	$168,232
Marketable securities	55,087	80,102
Accounts receivable, net	91,635	105,904
Inventories, net	107,154	104,794
Prepaid expenses and other current assets	20,331	20,489

Total current assets	418,766	479,521

Property, plant and equipment, net	80,782	80,747
Long-term marketable securities	34,997	26,283
Goodwill	319,127	319,302
Intangible assets, net	73,024	76,964
Equity investment in joint ventures	24,773	24,007
Other assets	7,316	8,014

Total assets	$958,785	$1,014,838

Liabilities, minority interests and stockholders’ equity
Current liabilities
Accounts payable	$43,409	$57,758
Deferred revenue	6,295	5,424
Accrued warranty and retrofit costs	9,569	10,986
Accrued compensation and benefits	17,563	23,850
Accrued restructuring costs	5,963	6,778
Accrued income taxes payable	4,433	5,934
Accrued expenses and other current liabilities	17,663	21,908

Total current liabilities	104,895	132,638
Accrued long-term restructuring	8,079	8,933
Income taxes payable	10,649	10,159
Other long-term liabilities	2,405	2,866

Total liabilities	126,028	154,596

Contingencies (Note 13)
Minority interests	435	463

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 76,788,507 shares issued and 68,470,321 shares outstanding at December 31, 2007, 76,483,603 shares issued and 70,423,603 shares outstanding at September 30, 2007	768	765
Additional paid-in capital	1,781,986	1,780,401
Accumulated other comprehensive income	19,784	18,202
Treasury stock at cost, 8,318,186 shares and 6,060,000 shares at December 31, 2007 and September 30, 2007, respectively	(139,970)	(110,762)
Accumulated deficit	(830,246)	(828,827)

Total stockholders’ equity	832,322	859,779

Total liabilities, minority interests and stockholders’ equity	$958,785	$1,014,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2007	2006
Revenues
Product	$118,371	$161,115
Services	29,462	30,253

Total revenues	147,833	191,368

Cost of revenues
Product	85,616	107,826
Services	23,768	23,860

Total cost of revenues	109,384	131,686

Gross profit	38,449	59,682

Operating expenses
Research and development	12,432	13,090
Selling, general and administrative	29,103	30,996
Restructuring and acquisition-related charges	600	—

Total operating expenses	42,135	44,086

Operating income (loss) from continuing operations	(3,686)	15,596
Interest income	3,209	2,175
Interest expense	133	141
Other (income) expense, net	343	542

Income (loss) from continuing operations before income taxes and minority interests	(953)	17,088
Income tax provision	670	644

Income (loss) from continuing operations before minority interests	(1,623)	16,444
Minority interests in (income) loss of consolidated subsidiaries	27	164
Equity in earnings of joint ventures	177	371

Income (loss) from continuing operations	(1,419)	16,979
Income from discontinued operations, net of income taxes	—	5,160

Net income (loss)	$(1,419)	$22,139

Basic income (loss) per share from continuing operations	$(0.02)	$0.23
Basic income per share from discontinued operations	—	0.07

Basic net income (loss) per share	$(0.02)	$0.30

Diluted income (loss) per share from continuing operations	$(0.02)	$0.23
Diluted income per share from discontinued operations	—	0.07

Diluted net income (loss) per share	$(0.02)	$0.30

Shares used in computing income (loss) per share
Basic	69,110	74,595
Diluted	69,110	74,999
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended
	December 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,419)	$22,139
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,507	8,313
Stock-based compensation	2,009	2,143
Discount on marketable securities	(418)	(229)
Undistributed earnings of joint ventures	(177)	(371)
Minority interests	(27)	(164)
Loss on disposal of long-lived assets	105	313
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	14,379	(13,699)
Inventories	(2,248)	(5,256)
Prepaid expenses and other assets	1,977	1,271
Accounts payable	(14,396)	(4,237)
Deferred revenue	865	694
Accrued warranty and retrofit costs	(1,413)	274
Accrued compensation and benefits	(6,362)	(8,005)
Accrued restructuring costs	(1,691)	(2,201)
Accrued expenses and other current liabilities	(5,822)	(4,457)

Net cash used in operating activities	(6,131)	(3,472)

Cash flows from investing activities
Purchases of property, plant and equipment	(4,521)	(3,984)
Acquisition of Synetics Solutions, net of cash acquired	—	(38)
Purchases of marketable securities	(98,115)	(75,580)
Sale/maturity of marketable securities	114,154	100,550
Purchases of intangible assets	(75)	—

Net cash provided by investing activities	11,443	20,948

Cash flows from financing activities
Treasury stock purchases	(29,208)	—
Proceeds from issuance of common stock, net of issuance costs	—	367

Net cash provided by (used in) financing activities	(29,208)	367

Effects of exchange rate changes on cash and cash equivalents	223	502

Net increase (decrease) in cash and cash equivalents	(23,673)	18,345
Cash and cash equivalents, beginning of period	168,232	115,773

Cash and cash equivalents, end of period	$144,559	$134,118

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
     Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2007. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
Recently Enacted Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 on October 1, 2007. The effect of the adoption did not materially affect the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company is currently evaluating the potential impact of SFAS 157 on its financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS 141R on its financial position and results of operations.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three months ended December 31, 2007 and 2006 in accordance with SFAS 123R (in thousands):

	Three months ended
	December 31,
	2007	2006
Stock options	$189	$801
Restricted stock	1,659	1,118
Employee stock purchase plan	161	224

	$2,009	$2,143

     Equity Incentive Plans
     The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Under the equity incentive plans, stock options generally have a vesting period of four years and are exercisable for a period not to exceed seven years from the date of issuance. Restricted stock awards generally vest over one to four years. At December 31, 2007, a total of 6,459,914 shares were reserved and available for the issuance of awards under the plans.
     Stock Option Activity
     The following table summarizes stock option activity for the three months ended December 31, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at September 30, 2007	2,512,059	$20.11
Forfeited/expired	(273,335)	22.16

Outstanding at December 31, 2007	2,238,724	$19.86
Options exercisable at December 31, 2007	2,017,545	$20.47
     The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining		Aggregate			Aggregate
		Contractual	Weighted-	Intrinsic		Weighted-	Intrinsic
Range of		Life	Average	Value (in		Average	Value (in
Exercise Prices	Shares	(Years)	Exercise Price	Thousands)	Shares	Exercise Price	Thousands)
$3.62 — $13.21	651,969	3.16	$11.32	$1,229	525,493	$10.94	$1,191
$13.22 — $23.75	552,104	3.58	$18.34	$—	457,401	$18.76	$—
$24.02 — $24.30	674,378	2.10	$24.30	$—	674,378	$24.30	$—
$24.31 — $54.00	360,273	1.26	$29.35	$—	360,273	$29.35	$—

$3.62 — $54.00	2,238,724	2.64	$19.86	$1,229	2,017,545	$20.47	$1,191
     The weighted average remaining contractual life of options exercisable at December 31, 2007 was 2.5 years.

     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $13.21 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three months ended December 31, 2007 and 2006. The total intrinsic value of options exercised during the three month period ended December 31, 2007 and 2006 was $0 and $53,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2007 and 2006 was $0 and $367,000, respectively.
     As of December 31, 2007 future compensation cost related to nonvested stock options is approximately $2.0 million and will be recognized over an estimated weighted average period of 1.8 years.
     Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of December 31, 2007 and changes during the three months ended December 31, 2007 is as follows:

	Three months ended
	December 31, 2007
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of year	961,875	$14.42
Awards granted	470,000	12.42
Awards vested	(125,106)	14.51
Awards canceled	(127,644)	13.60

Outstanding at end of period	1,179,125	$13.70
     The fair value of restricted stock awards vested during the three months ended December 31, 2007 and 2006 was $1.8 million and $1.2 million, respectively.
     As of December 31, 2007, the unrecognized compensation cost related to nonvested restricted stock is $12.9 million and will be recognized over an estimated weighted average amortization period of 2.3 years.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan enables eligible employees to purchase shares of the Company’s common stock. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2007. At December 31, 2007, a total of 1,253,422 shares were reserved and available for issuance under this plan.
3. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2007 is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total
Balance at September 30, 2007	$43,544	$124,091	$151,667	$319,302
Adjustments to goodwill:
Acquisition of Helix Technology	—	(42)	(52)	(94)
Other acquisitions	(81)	—	—	(81)

Balance at December 31, 2007	$43,463	$124,049	$151,615	$319,127

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2007			September 30, 2007
		Accumulated	Net book		Accumulated	Net book
	Cost	Amortization	value	Cost	Amortization	Value
Patents	$9,877	$7,203	$2,674	$9,802	$7,093	$2,709
Completed technology	64,761	24,363	40,398	64,761	22,033	42,728
Trademark and trade names	4,925	1,922	3,003	4,925	1,726	3,199
Non-competition agreements	50	50	—	50	50	—
Customer relationships	36,500	9,551	26,949	36,500	8,172	28,328

	$116,113	$43,089	$73,024	$116,038	$39,074	$76,964

     Amortization expense for intangible assets was $4.0 million and $3.8 million for the three months ended December 31, 2007 and 2006, respectively.
4. Property, Plant and Equipment
     Property, plant and equipment as of December 31, 2007 and September 30, 2007 were as follows (in thousands):

	December 31,	September 30,
	2007	2007
Buildings and land	$44,678	$44,678
Computer equipment and software	37,189	37,680
Machinery and equipment	46,024	45,082
Furniture and fixtures	11,766	11,986
Leasehold improvements	28,753	28,951
Construction in progress	13,310	10,295

	181,720	178,672
Less accumulated depreciation and amortization	(100,938)	(97,925)

Property, plant and equipment, net	$80,782	$80,747

     Depreciation expense was $4.5 million and $4.3 million for the three months ended December 31, 2007 and 2006, respectively.
5. Income Taxes
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
     The Company adopted the provisions of FIN No. 48 on October 1, 2007. The implementation of FIN No. 48 did not materially affect the Company’s financial position or results of operations. As of the adoption date, October 1, 2007, the Company had $14.5 million of unrecognized tax benefits, of which $12.3 million, if recognized, would affect the effective tax rate and the remaining $2.2 million, if recognized, would decrease goodwill. As of the adoption date the Company had accrued interest expense related to the unrecognized tax benefits of $1.4 million, which is included in the $14.5 million of unrecognized tax benefits. The Company recognizes interest related to unrecognized benefits as a component of tax expense.
     Prior to the adoption of FIN No. 48, the Company’s policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. On October 1, 2007, the Company reclassified $10.2 million of income tax liabilities from current to long-term liabilities because a cash settlement of these liabilities is not anticipated within one year of the balance sheet date.
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various state and international jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2001. Based on the outcome of these examinations, or the result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company anticipates that several of these audits may be finalized within the next 12 months. However, based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to the Company’s previously recorded uncertain tax positions.
6. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended
	December 31,
	2007	2006
Weighted average common shares outstanding used in computing basic earnings (loss) per share	69,110	74,595
Dilutive common stock options and restricted stock awards	—	404

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	69,110	74,999

     Approximately 2,367,000 and 3,847,000 options to purchase common stock and 555,000 and 0 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended December 31, 2007 and 2006, respectively, as their effect would be anti-dilutive. The 3,847,000 options for the three months ended December 31, 2006 had an exercise price greater than the average market price of the common stock. These options and restricted stock could, however, become dilutive in future periods.
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
     The Company recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of its discontinued software business, which is unchanged at December 31, 2007. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million.
     Effective October 1, 2006, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     There were no operating results from discontinued operations of the software division for the three months ended December 31, 2007. The summary of operating results from discontinued operations of the software division for the three months ended December 31, 2006 is as follows (in thousands):

Three months ended
December 31,
2006
Revenues	$21,534
Gross profit	14,622
Income from discontinued operations before income taxes	3,741
Income from discontinued operations, net of tax	5,160
     The income of $5,160,000 for the three months ended December 31, 2006 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2,100,000.
     There were no assets and liabilities from discontinued operations of the software division as of December 31, 2007 or September 30, 2007.
8. Comprehensive Income
     Comprehensive income is computed as the sum of the Company’s net income (loss), the change in the cumulative translation adjustment and the total unrealized gain (loss) on the Company’s marketable securities. The calculation of the Company’s comprehensive income for the three months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three months ended
	December 31,
	2007	2006
Net income (loss)	$(1,419)	$22,139
Change in cumulative translation adjustment	2,413	1,345
Unrealized gain (loss) on marketable securities	(832)	135

	$162	$23,619

Principally all of the $832,000 unrealized loss on marketable securities for the three months ended December 31, 2007 relates to the Company’s investment in a closely-held Swiss public company.
9. Segment Information

     In the fourth quarter of fiscal 2007 the Company made changes to its internal reporting structure and began reporting results in three segments: Automation Systems Group; Critical Components Group; and Global Customer Support Group.
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
     The Global Customer Support Group segment consists of the Company’s service organization, which provides an extensive range of support to its customers to address their on-site needs, consultation, or spare parts logistics, all of which enable the customer to maximize wafer fab utilization, process tool uptime and productivity.
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
     The Company has reclassified prior year data due to the changes made in its reportable segments.
     Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total
Three months ended December 31, 2007
Revenues
Product	$83,070	$32,997	$2,304	$118,371
Services	4,601	—	24,861	29,462

	$87,671	$32,997	$27,165	$147,833

Gross profit	$22,080	$11,788	$4,581	$38,449
Segment operating income (loss)	$(2,563)	$3,092	$(1,930)	$(1,401)

Three months ended December 31, 2006
Revenues
Product	$116,508	$37,053	$7,554	$161,115
Services	5,289	—	24,964	30,253

	$121,797	$37,053	$32,518	$191,368

Gross profit	$38,423	$13,314	$7,945	$59,682
Segment operating income	$11,387	$4,575	$1,128	$17,090

Assets
December 31, 2007	$234,338	$65,997	$77,974	$378,309
September 30, 2007	$270,401	$72,771	$82,020	$425,192
     A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts for the three month periods ended December 31, 2007 and 2006 is as follows (in thousands):

	Three months ended
	December 31,
	2007	2006
Segment operating income (loss) from continuing operations	$(1,401)	$17,090
Amortization of acquired intangible assets	1,685	1,494
Restructuring charges	600	—

Total operating income (loss) from continuing operations	$(3,686)	$15,596

	December 31,	September 30,
	2007	2007
Segment assets	$378,309	$425,192
Goodwill	319,127	319,302
Intangible assets	73,024	76,964
Investments in cash equivalents, marketable securities and joint ventures	188,325	193,380

Total assets	$958,785	$1,014,838

10. Restructuring-Related Charges and Accruals
     The Company recorded a charge to continuing operations of $600,000 in the three months ended December 31, 2007 which primarily relates to costs for workforce reductions of administrative personnel in Chelmsford and in the United Kingdom. There were no restructuring charges incurred to continuing operations in the three months ended December 31, 2006.
     The activity for the three months ended December 31, 2007 and 2006 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended December 31, 2007
	Balance			Balance
	September 30,			December 31,
	2007	Expense	Utilization	2007
Facilities	$12,804	$8	$(905)	$11,907
Workforce-related	2,907	592	(1,364)	2,135

	$15,711	$600	$(2,269)	$14,042

	Activity — Three Months Ended December 31, 2006
	Balance			Balance
	September 30,			December 31,
	2006	Expense	Utilization	2006
Facilities	$13,697	$—	$(1,211)	$12,486
Workforce-related	2,846	20	(1,001)	1,865

	$16,543	$20	$(2,212)	$14,351

     Workforce related charges include $0 and $20,000 for the three months ended December 31, 2007 and 2006, respectively, related to discontinued operations.
     The Company expects the majority of the remaining severance costs totaling $2,135,000 will be paid over the next twelve months. The expected facilities costs, totaling $11,907,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
11. Employee Benefit Plans
     The components of the Company’s net pension cost relating to a noncontributory defined benefit pension plan acquired with the Helix acquisition for the three months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three months ended
	December 31,
	2007	2006
Service cost	$37	$63
Interest cost	183	174
Expected return on assets	(227)	(250)

Net periodic pension cost	$(7)	$(13)

     In conjunction with the acquisition of Helix, the Company closed the defined benefit pension plan to new hires and approved the decision to freeze the plan such that no further benefits would accrue after October 31, 2006.
     The Company does not expect to make contributions to the pension plan in fiscal 2008 given that the plan has been frozen.
12. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2007	2007
Accounts receivable	$93,060	$107,373
Less allowances	1,425	1,469

	$91,635	$105,904

Inventories
Raw materials and purchased parts	$44,267	$50,304
Work-in-process	37,941	31,555
Finished goods	24,946	22,935

	$107,154	$104,794

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for three months ended December 31, 2007 and 2006 is as follows (in thousands):

Activity — Three Months Ended December 31, 2007
Balance			Balance
September 30,			December 31,
2007	Accruals	Settlements	2007
$10,986	$1,298	$(2,715)	$9,569

Activity — Three Months Ended December 31, 2006
Balance			Balance
September 30,			December 31,
2006	Accruals	Settlements	2006
$11,608	$3,280	$(2,993)	$11,895
13. Contingencies
     The Company has been involved in various regulatory proceedings and private litigation matters involving equity incentive practices. A description of this litigation is included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007. In furtherance of the Company’s cooperation with the Securities and Exchange Commission (“SEC”), on December 20, 2007 the Company entered into an agreement with the SEC tolling any statute of limitations applicable to any action or proceeding brought by the SEC against Brooks from December 12, 2007 to February 29, 2008. With respect to the putative class action captioned as James R. Shaw v. Brooks Automation, Inc. et al pending in the United States District Court for the District of Massachusetts, the court granted in part and denied in part defendants’ motions to dismiss, and allowed the lead plaintiff’s motion to add a named plaintiff. The Section 10(b) and Rule 10b-5 claims against Joseph Martin and Ellen Richstone were dismissed, and the Section 11 claims against Mr. Martin, Robert Woodbury and Edward Grady were dismissed. Also, the Section 11 claims against PricewaterhouseCoopers LLP were dismissed, and therefore it was dismissed entirely. The motions were denied as to the remaining claims in the consolidated amended complaint. On January 22, 2008, the plaintiffs in the action filed a motion for class certification.

14. Subsequent Event
     On November 9, 2007 the Company announced that its Board of Directors authorized a stock repurchase plan to buy up to $200 million of the Company’s outstanding common stock. During the period from January 1, 2008 through February 11, 2008, the Company purchased 4,237,138 shares of its common stock for a total of $51.2 million, in addition to the 2,258,186 shares for a total of $29.2 million purchased in the three months ended December 31, 2007, in connection with the stock repurchase plan.
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
     We report results in three segments: Automation Systems Group, Critical Components Group and Global Customer Support Group. Our Automation Systems Group segment provides a range of wafer handling products and systems that support both atmospheric and vacuum process technology used by our customers. Our Critical Components Group segment includes cryogenic vacuum pumping, thermal management and vacuum measurement products used to create, measure and control critical process vacuum applications. Our Global Customer Support Group segment provides an extensive range of support to our customers to address their on-site needs, consultation, or spare parts logistics, all of which enable the customer to maximize wafer fab utilization, process tool uptime and productivity.
     Global economic uncertainties have created a reduction in current demands for semiconductor capital equipment. We are focusing on future actions to improve our margin and change our cost structures to respond to the recent industry downturn in an effort to improve our future profitability.
Recent Developments
     On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200 million of our outstanding common stock. Stock repurchase transactions authorized under the plan will occur from time to time in the open market, through block trades or otherwise. Management and the Board of Directors will exercise discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including current market conditions. Repurchases may be commenced or suspended at any time without prior notice. Additionally, Brooks has and may in the future initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when Brooks would otherwise be precluded from doing so under insider-trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company’s available cash resources.
Three Months Ended December 31, 2007, Compared to Three Months Ended December 31, 2006
Revenues
     We reported revenues of $147.8 million for the three months ended December 31, 2007, compared to $191.4 million in the three months ended December 31, 2006, a 22.8% decrease. This decrease reflects lower revenues related to our automation systems group segment of $34.1 million, lower revenues associated with our critical components group segment of $4.1 million, and lower revenues associated with our global customer support group segment of $5.4 million due primarily to lower demand for semiconductor capital equipment primarily from large OEM equipment suppliers.
     Our automation systems group segment reported revenues of $87.7 million in the three months ended December 31, 2007, a decrease of 28.0% from $121.8 million reported in the three months ended December 31, 2006. This decrease reflects the lower revenues of $29.7 million related to our legacy tool automation products, along with lower revenues related to our custom design automation systems business of $4.4 million, which are both due to lower demand for semiconductor capital equipment.
     Our critical components group segment reported revenues of $33.0 million in the three months ended December 31, 2007, a 11.1% decrease from $37.1 million in the three months ended December 31, 2006. This decrease reflects lower revenues of $3.2 million for pressure management and control products and $0.9 million less for thermal management products.
     Our global customer support group segment reported revenues of $27.2 million in the three months ended December 31, 2007, a 16.3% decrease from $32.5 million in the three months ended December 31, 2006. This decrease is primarily attributed to lower revenues of $4.4 million related to end user hardware, upgrades and spares, along with lower revenues of $0.9 million for hardware repair and field services.
     Product revenues decreased $42.7 million, or 26.5%, to $118.4 million, in the three months ended December 31, 2007, from $161.1 million in the three months ended December 31, 2006. This decrease is attributable to lower revenues of $33.4 million associated with our automation systems group segment, lower revenues associated with our critical components group segment of $4.1 million, and lower revenues associated with our global customer support group segment of $5.3 million, all primarily due to lower demand for semiconductor capital equipment.
     Service revenues decreased $0.8 million, or 2.6%, to $29.5 million, in the three months ended December 31, 2007, from $30.3 million in the three months ended December 31, 2006. This decrease is primarily attributable to lower spares revenues to OEM customers within our automation system group.
     Backlog for our products and services as of December 31, 2007, totaled approximately $106 million as compared to approximately $125 million at December 31, 2006.
Gross Margin
     Gross margin dollars decreased to $38.4 million for the three months ended December 31, 2007 compared to $59.7 million for the three months ended December 31, 2006. The decrease in gross margin dollars reflects the lower margin associated with our automation systems group segment of $16.4 million, lower margin associated with our critical components group segment of $1.5 million, and lower margin associated with our global customer support segment of $3.4 million, due primarily to the lower revenues experienced in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Gross margin as a percent of revenue decreased to 26.0% in the three months ended December 31, 2007 compared to 31.2% for the three months ended December 31, 2006, due primarily to unfavorable product mix and the lower absorption of factory overhead on lower revenues.
     Gross margin of our automation systems group segment decreased to $22.1 million in the three months ended December 31, 2007 compared to $38.4 million in the three months ended December 31, 2006. This decrease reflects lower margin of approximately $11.5 million on lower legacy tool automation revenues, lower margin of approximately $2.2 million of custom automation systems, along with unfavorable factory overhead absorption and other variances of approximately $2.6 million. Gross margin as a percent of revenue decreased to 25.2% in the three months ended December 31, 2007 compared to 31.5% for the three months ended December 31, 2006 primarily due to the higher contribution of the lower margin custom automation systems business.
     Gross margin of our critical components group segment decreased to $11.8 million in the three months ended December 31, 2007 compared to $13.3 million in the three months ended December 31, 2006. This decrease is consistent with the decrease in revenues described above. Gross margin as a percent of revenue remained flat at 35.8% in the three months ended December 31, 2007 and 2006.
     Gross margin of our global customer support group segment decreased to $4.6 million in the three months ended December 31, 2007 compared to $7.9 million in the three months ended December 31, 2006. This decrease is primarily due to lower margin of $2.5 million on the lower revenues associated with end user hardware, along with lower margin of $0.8 million related to repairs and field services. Gross margin as a percent of revenue decreased to 16.9% in the three months ended December 31, 2007 compared to 24.3% for the three months ended December 31, 2006 primarily due to the higher service delivery-related costs.
     Gross margin on product revenues decreased to $32.7 million for the three months ended December 31, 2007 compared to $53.3 million in the three months ended December 31, 2006. The decrease in product margins is primarily attributable to lower margin of $16.5 million related to our automation systems group products, lower margin of $1.5 million associated with our critical components group products, and lower margin of $2.6 million related to end-user factory hardware products. Gross margin percentage on product revenues decreased to 27.7% for the three months ended December 31, 2007 compared to 33.1% for the three months ended December 31, 2006, primarily due to unfavorable product mix and the lower absorption of factory overhead on lower revenues.
     Gross margin on service revenues was $5.7 million or 19.3% for the three months ended December 31, 2007, compared to $6.4 million or 21.1% in the three months ended December 31, 2006. The decrease in service margins is primarily attributable to higher service delivery-related costs.
Research and Development
     Research and development expenses for the three months ended December 31, 2007, were $12.4 million, compared to $13.1 million in the three months ended December 31, 2006. Research and development expenses increased as a percentage of revenues, to 8.4%, from 6.8 % in the three months ended December 31, 2006. The decrease in absolute spending primarily reflects lower spending of $0.4 million associated with the automation systems group, along with lower spending associated with our critical components and global customer support segments of $0.2 million and $0.1 million, respectively. The overall increase in R&D spending as a percentage of revenue is primarily due to the lower revenues in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.
Selling, General and Administrative
     Selling, general and administrative expenses were $29.1 million for the three months ended December 31, 2007 compared to $31.0 million in the three months ended December 31, 2006. Selling, general and administrative expenses increased as a percentage of revenues, to 19.7% in the three months ended December 31, 2007, from 16.2% in the three months ended December 31, 2006. The decrease in absolute spending is primarily attributable to the lower management incentive costs of $1.3 million along with lower sales and marketing expenses of $0.8 million. The overall increase in SG&A spending as a percentage of revenue is primarily due to lower revenues in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.
Restructuring and Acquisition-related Charges
     We recorded a charge to continuing operations of $0.6 million in the three months ended December 31, 2007 which primarily relates to costs for workforce reductions of administrative personnel in Chelmsford and in the United Kingdom. There were no restructuring charges incurred in the three months ended December 31, 2006. The impact of these cost reductions on our liquidity is not significant, as these cost savings are expected to yield actual cash savings within twelve months.
Interest Income and Expense
     Interest income increased by $1.0 million, to $3.2 million, in the three months ended December 31, 2007, from $2.2 million in the three months ended December 31, 2006. This increase is due primarily to higher average investment balances and higher average interest rates. Interest expense remained flat at $0.1 million in the three months ended December 31, 2007 and 2006.
Other (Income) Expense
     We recorded other expense, net of $0.3 million for the three months ended December 31, 2007 compared to other expense, net of $0.5 million for the three months ended December 31, 2006. This decrease is primarily due to higher foreign exchange losses of $0.7 million offset by lower repayments on notes that had previously been written off of $0.4 million.
Income Tax Provision
     We recorded an income tax provision of $0.7 million in the three months ended December 31, 2007 and an income tax provision of $0.6 million in the three months ended December 31, 2006. The tax provision recorded for both periods is attributable to alternative minimum taxes along with foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2007 and 2006, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. However, it is possible that the “more likely than not” criterion could be met in fiscal 2008 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statements of operations.
Discontinued Operations
     We completed the sale of our software division to Applied Materials on March 30, 2007. We recorded income from the operation of our discontinued software business of $5.2 million for the three months ended December 31, 2006. There was no activity associated with this discontinued business in the three months ended December 31, 2007.
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
     At December 31, 2007, we had cash, cash equivalents and marketable securities aggregating $234.6 million. This amount was comprised of $144.5 million of cash and cash equivalents, $55.1 million of investments in short-term marketable securities and $35.0 million of investments in long-term marketable securities. At September 30, 2007, we had cash, cash equivalents and marketable securities aggregating $274.6 million. This amount was comprised of $168.2 million of cash and cash equivalents, $80.1 million of investments in short-term marketable securities and $26.3 million of investments in long-term marketable securities.
     Cash used in operations was $6.1 million for the three months ended December 31, 2007, and was primarily attributable to our net loss of $1.4 million and a reduction of $14.7 million in our net working capital, partially offset by non-cash depreciation and amortization of $8.5 million and compensation expense related to common stock and options of $2.0 million. The $14.7 million change in working capital was primarily the result of decreased accrued expenses of $15.3 million.
     Cash provided by investing activities was $11.4 million for the three months ended December 31, 2007, and is principally comprised of net sales of marketable securities of $16.0 million, partially offset by $4.5 million used for capital additions.

     Cash used in financing activities was $29.2 million for the three months ended December 31, 2007, and is due to the treasury share repurchase.
     While we have no significant firm capital commitments, we are in the process of implementing an Oracle ERP system that is expected to cost approximately $22.0 million when fully implemented, of which $10.1 million has been incurred at December 31, 2007 and is included in construction in progress within property, plant and equipment. We will continue to make capital expenditures to support our business, and may also use our resources to acquire companies, technologies or products that complement our business.
     At December 31, 2007, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
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
Recently Enacted Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 on October 1, 2007. The effect of the adoption did not materially affect our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently evaluating the potential impact of SFAS 157 on our financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 141R on our financial position and results of operations.

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 160 on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mainly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. At December 31, 2007, the unrealized gain on marketable securities, excluding our investment in a closely-held Swiss public company, was $0 and the change in this amount for the quarter ended December 31, 2007 was a loss of approximately $40,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3.0 million in interest income earned.
Currency Rate Exposure
     Approximately 97% of our business conducted in the United States is transacted in the U.S. dollar. Of the remaining 3%, most of these transactions are denominated in Euros or Japanese yen. In addition, a portion of our business is conducted outside of the United States through foreign subsidiaries in Europe and Asia in their respective local currency. We also purchase materials from some suppliers outside of the United States that is transacted in currencies other than the U.S. Dollar. In the three months ended December 31, 2007, we recorded foreign exchange gains related to receivables of $0.1 million, and foreign exchange losses of $0.7 million related to payables due to the general weakening of the U.S. dollar in this period. The changes in currency exchange rates relative to the U.S. dollar during the three months ended December 31, 2007 compared to the currency exchange rates at September 30, 2007 resulted in an increase in net assets of $2.4 million that we reported as a separate component of comprehensive income. Due to the limited exposure to foreign currency risk, the impact of a hypothetical 10% change in foreign exchange rates at December 31, 2007 is not considered material.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our chief executive officer, chief financial officer and principal accounting officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms.
     Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Brooks has been involved in various regulatory proceedings and private litigation matters involving equity incentive practices. A description of this litigation is included in our annual report on Form 10-K for the fiscal year ended September 30, 2007. In furtherance of our cooperation with the Securities and Exchange Commission (“SEC”), on December 20, 2007 we entered into an agreement with the SEC tolling any statute of limitations applicable to any action or proceeding brought by the SEC against Brooks from December 12, 2007 to February 29, 2008. With respect to the putative class action captioned as James R. Shaw v. Brooks Automation, Inc. et al pending in the United States District Court for the District of Massachusetts, the court granted in part and denied in part defendants’ motions to dismiss, and allowed the lead plaintiff’s motion to add a named plaintiff. The Section 10(b) and Rule 10b-5 claims against Joseph Martin and Ellen Richstone were dismissed, and the Section 11 claims against Mr. Martin, Robert Woodbury and Edward Grady were dismissed. Also, the Section 11 claims against PricewaterhouseCoopers LLP were dismissed, and therefore it was dismissed entirely. The motions were denied as to the remaining claims in the consolidated amended complaint. On January 22, 2008, the plaintiffs in the action filed a motion for class certification.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 9, 2007, we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200,000,000 of our outstanding common stock. The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased in connection with the stock repurchase plan during the three months ended December 31, 2007.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 — 31, 2007	—	$—	—	$—
November 1 — 30, 2007	145,000	12.67	145,000	198,163,387
December 1 — 31, 2007	2,113,186	12.95	2,113,186	170,791,945

Total	2,258,186	$12.93	2,258,186	$170,791,945

     The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2007.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 — 31, 2007	9,825	$13.46	9,825	$—
November 1 — 30, 2007	6,703	13.43	6,703	—
December 1 — 31, 2007	16,174	12.46	16,174	—

Total	32,702	$12.96	32,702	$—

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

31.03	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: February 11, 2008	/s/ Robert J. Lepofsky
Robert J. Lepofsky
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: February 11, 2008	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer

DATE: February 11, 2008	/s/ Richard C. Small
Richard C. Small
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

31.03	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications