Form 10-Q
period 2008-03-31
BROOKS AUTOMATION INC
filed 2008-05-08
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 30, 2008:
Common stock, $0.01 par value                    63,488,429 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31,	September 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$113,267	$168,232
Marketable securities	42,029	80,102
Accounts receivable, net	92,566	105,904
Inventories, net	113,304	104,794
Prepaid expenses and other current assets	17,604	20,489

Total current assets	378,770	479,521

Property, plant and equipment, net	82,588	80,747
Long-term marketable securities	27,795	26,283
Goodwill	318,745	319,302
Intangible assets, net	68,907	76,964
Equity investment in joint ventures	26,223	24,007
Other assets	6,775	8,014

Total assets	$909,803	$1,014,838

Liabilities, minority interests and stockholders’ equity
Current liabilities
Accounts payable	$47,482	$57,758
Deferred revenue	8,666	5,424
Accrued warranty and retrofit costs	9,564	10,986
Accrued compensation and benefits	18,741	23,850
Accrued restructuring costs	7,006	6,778
Accrued income taxes payable	4,629	5,934
Accrued expenses and other current liabilities	19,385	21,908

Total current liabilities	115,473	132,638
Accrued long-term restructuring	7,378	8,933
Income taxes payable	10,649	10,159
Other long-term liabilities	2,516	2,866

Total liabilities	136,016	154,596

Contingencies (Note 13)
Minority interests	471	463

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 76,966,916 shares issued and 63,505,047 shares outstanding at March 31, 2008, 76,483,603 shares issued and 70,423,603 shares outstanding at September 30, 2007	770	765
Additional paid-in capital	1,785,731	1,780,401
Accumulated other comprehensive income	26,310	18,202
Treasury stock at cost, 13,461,869 shares and 6,060,000 shares at March 31, 2008 and September 30, 2007, respectively	(200,956)	(110,762)
Accumulated deficit	(838,539)	(828,827)

Total stockholders’ equity	773,316	859,779

Total liabilities, minority interests and stockholders’ equity	$909,803	$1,014,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues
Product	$118,503	$162,999	$238,573	$325,140
Services	29,144	31,927	56,907	61,154

Total revenues	147,647	194,926	295,480	386,294

Cost of revenues
Product	87,407	109,519	173,667	217,646
Services	23,801	22,917	46,925	46,476

Total cost of revenues	111,208	132,436	220,592	264,122

Gross profit	36,439	62,490	74,888	122,172

Operating expenses
Research and development	11,553	13,278	23,985	26,368
Selling, general and administrative	29,896	30,562	58,999	61,558
Restructuring charges	2,506	3,040	3,106	3,040

Total operating expenses	43,955	46,880	86,090	90,966

Operating income (loss) from continuing operations	(7,516)	15,610	(11,202)	31,206
Interest income	1,806	2,355	5,015	4,530
Interest expense	310	314	443	455
Loss on investment	2,931	—	2,931	—
Other (income) expense, net	(1,161)	383	(818)	925

Income (loss) from continuing operations before income taxes and minority interests	(7,790)	17,268	(8,743)	34,356
Income tax provision	885	1,480	1,555	2,124

Income (loss) from continuing operations before minority interests	(8,675)	15,788	(10,298)	32,232
Minority interests in income of consolidated subsidiaries	35	216	8	52
Equity in earnings of joint ventures	46	179	223	550

Income (loss) from continuing operations	(8,664)	15,751	(10,083)	32,730
Income from discontinued operations, net of income taxes	—	8,138	—	13,298
Gain on sale of discontinued operations, net of income taxes	371	83,898	371	83,898

Income from discontinued operations, net of income taxes	371	92,036	371	97,196

Net income (loss)	$(8,293)	$107,787	$(9,712)	$129,926

Basic income (loss) per share from continuing operations	$(0.14)	$0.21	$(0.15)	$0.44
Basic income per share from discontinued operations	0.01	1.23	0.01	1.30

Basic net income (loss) per share	$(0.13)	$1.44	$(0.15)	$1.74

Diluted income (loss) per share from continuing operations	$(0.14)	$0.21	$(0.15)	$0.44
Diluted income per share from discontinued operations	0.01	1.22	0.01	1.29

Diluted net income (loss) per share	$(0.13)	$1.43	$(0.15)	$1.73

Shares used in computing income (loss) per share
Basic	63,859	74,766	66,494	74,680
Diluted	63,859	75,327	66,494	75,173
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(9,712)	$129,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,032	16,242
Stock-based compensation	4,543	4,070
Discount on marketable securities	(669)	(571)
Undistributed earnings of joint ventures	(223)	(550)
Minority interests	8	52
Loss on disposal of long-lived assets	289	476
Gain on sale of software division, net	(371)	(81,813)
Loss on investment	2,931	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	15,152	(21,725)
Inventories	(6,830)	(6,092)
Prepaid expenses and other current assets	3,213	(8,110)
Accounts payable	(10,469)	(14,999)
Deferred revenue	3,132	4,434
Accrued warranty and retrofit costs	(1,145)	590
Accrued compensation and benefits	(5,432)	(938)
Accrued restructuring costs	(1,378)	(1,474)
Accrued expenses and other current liabilities	(4,867)	(1,480)

Net cash provided by operating activities	5,204	18,038

Cash flows from investing activities
Purchases of property, plant and equipment	(10,746)	(12,180)
Proceeds from the sale of software division	—	119,090
Purchases of marketable securities	(106,944)	(128,221)
Sale/maturity of marketable securities	143,805	136,055
Other	(75)	(23)

Net cash provided by investing activities	26,040	114,721

Cash flows from financing activities
Treasury stock purchases	(90,194)	—
Proceeds from issuance of common stock, net of issuance costs	1,473	3,530

Net cash provided by (used in) financing activities	(88,721)	3,530

Effects of exchange rate changes on cash and cash equivalents	2,512	619

Net increase (decrease) in cash and cash equivalents	(54,965)	136,908
Cash and cash equivalents, beginning of period	168,232	115,773

Cash and cash equivalents, end of period	$113,267	$252,681

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS 141R on its financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. At this point in time, the Company believes that there will not be a material impact in connection with SFAS 160 on its financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material impact on its financial position or results of operations.
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three and six months ended March 31, 2008 and 2007 in accordance with SFAS 123R (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Stock options	$321	$640	$510	$1,441
Restricted stock	2,049	1,059	3,708	2,177
Employee stock purchase plan	164	228	325	452

	$2,534	$1,927	$4,543	$4,070

     Stock Option Activity
     The following table summarizes stock option activity for the six months ended March 31, 2008:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at September 30, 2007	2,512,059	$20.11
Exercised	(41,277)	9.39
Forfeited/expired	(464,980)	21.06

Outstanding at March 31, 2008	2,005,802	$20.11
Options exercisable at March 31, 2008	1,819,530	$20.73
     The weighted average remaining contractual life of options exercisable at March 31, 2008 was 2.2 years.
     The aggregate intrinsic value of options outstanding was $65,000 and the options exercisable was $61,000 at March 31, 2008 which represents the total intrinsic value, based on the Company’s closing stock price of $9.72 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three and six months ended March 31, 2008 and 2007. The total intrinsic value of options exercised during the three month period ended March 31, 2008 and 2007 was $32,000 and $690,000, respectively. The total intrinsic value of options exercised during the six month period ended March 31, 2008 and 2007 was $32,000 and $743,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2008 and 2007 was $388,000 and $1,762,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2008 and 2007 was $388,000 and $2,129,000, respectively.

     As of March 31, 2008 future compensation cost related to nonvested stock options is approximately $1.6 million and will be recognized over an estimated weighted average period of 1.6 years.
     Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of March 31, 2008 and changes during the six months ended March 31, 2008 is as follows:

	Six months ended
	March 31, 2008
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2007	961,875	$14.42
Awards granted	582,000	12.21
Awards vested	(288,657)	13.32
Awards canceled	(183,468)	13.90

Outstanding at March 31, 2008	1,071,750	$13.61
     The fair value of restricted stock awards vested during the three months ended March 31, 2008 and 2007 was $2.0 million and $0.1 million, respectively. The fair value of restricted stock awards vested during the six months ended March 31, 2008 and 2007 was $3.8 million and $1.3 million, respectively.
     As of March 31, 2008, the unrecognized compensation cost related to nonvested restricted stock is $12.2 million and will be recognized over an estimated weighted average amortization period of 2.1 years.
     Employee Stock Purchase Plan
     There were 106,200 shares purchased under the employee stock purchase plan during the three and six months ended March 31, 2008 for aggregate proceeds of $1.1 million.
     Stock Repurchase Plan
     On November 9, 2007 the Company announced that its Board of Directors authorized a stock repurchase plan to buy up to $200 million of the Company’s outstanding common stock. During the three and six months ended March 31, 2008, the Company purchased 5,143,683 shares and 7,401,869 shares, respectively, of its common stock for a total of $61.0 million and $90.2 million, respectively, in connection with the stock repurchase plan.
3. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2008 is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total
Balance at September 30, 2007	$43,544	$124,091	$151,667	$319,302
Adjustments to goodwill:
Resolution of tax contingencies	(463)	(42)	(52)	(557)

Balance at March 31, 2008	$43,081	$124,049	$151,615	$318,745

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2008			September 30, 2007
		Accumulated	Net book		Accumulated	Net book
	Cost	Amortization	value	Cost	Amortization	Value
Patents	$9,877	$7,313	$2,564	$9,802	$7,093	$2,709
Completed technology	64,761	26,695	38,066	64,761	22,033	42,728
Trademark and trade names	4,925	2,117	2,808	4,925	1,726	3,199
Non-competition agreements	50	50	—	50	50	—
Customer relationships	36,500	11,031	25,469	36,500	8,172	28,328

	$116,113	$47,206	$68,907	$116,038	$39,074	$76,964

     Amortization expense for intangible assets was $4.1 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively, and $8.1 million and $7.6 million for the six months ended March 31, 2008 and 2007, respectively.
4. Property, Plant and Equipment
     Property, plant and equipment as of March 31, 2008 and September 30, 2007 were as follows (in thousands):

	March 31,	September 30,
	2008	2007
Buildings and land	$44,716	$44,678
Computer equipment and software	37,788	37,680
Machinery and equipment	47,512	45,082
Furniture and fixtures	12,212	11,986
Leasehold improvements	29,821	28,951
Construction in progress	16,528	10,295

	188,577	178,672
Less accumulated depreciation and amortization	(105,989)	(97,925)

Property, plant and equipment, net	$82,588	$80,747

     Depreciation expense was $4.4 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively and $8.9 million and $8.5 million for the six months ended March 31, 2008 and 2007, respectively.
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
     Prior to the adoption of FIN No. 48, the Company’s policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. On October 1, 2007, the Company reclassified $10.2 million of income tax liabilities from current to long-term liabilities because a cash settlement of these liabilities is not anticipated to be highly probable within one year of the balance sheet date.
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various state and international jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2001. Based on the outcome of these examinations, or the result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company anticipates that several of these audits may be finalized within the next 12 months. However, based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to the Company’s previously recorded uncertain tax positions.
6. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Weighted average common shares outstanding used in computing basic earnings (loss) per share	63,859	74,766	66,494	74,680
Dilutive common stock options and restricted stock awards	—	561	—	493

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	63,859	75,327	66,494	75,173

     Approximately 2,181,000 and 3,297,000 options to purchase common stock and 530,000 and 0 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended March 31, 2008 and 2007, respectively, as their effect would be anti-dilutive. The 3,297,000 options for the three months ended March 31, 2007 had an exercise price greater than the average market price of the common stock. In addition, approximately 2,275,000 and 3,555,000 options to purchase common stock and 496,000 and 0 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the six months ended March 31, 2008 and 2007, respectively, as their effect would be anti-dilutive. The 3,555,000 options for the six months ended March 31, 2007 had an exercise price greater than the average market price of the common stock. These options and restricted stock could, however, become dilutive in future periods.
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
     The Company recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of its discontinued software business. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million. In the second quarter of fiscal year 2008, the Company recorded an additional gain of $0.4 million, net of tax of $0, related to the resolution of certain contingencies arising from the sale of our software division.
     Effective October 1, 2006, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     There were no operating results from discontinued operations of the software division for the three and six months ended March 31, 2008. The summary of operating results from discontinued operations of the software division for the three and six months ended March 31, 2007 is as follows (in thousands):

	Three months ended	Six months ended
	March 31, 2007	March 31, 2007

Revenues	$26,178	$47,712
Gross profit	19,426	34,048
Income from discontinued operations before income taxes	8,932	12,673
Income from discontinued operations, net of tax	8,138	13,298
     The income of $13,298,000 for the six months ended March 31, 2007 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2,100,000.
     There were no assets and liabilities from discontinued operations of the software division as of March 31, 2008 or September 30, 2007.
8. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three and six months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss)	$(8,293)	$107,787	$(9,712)	$129,926
Change in cumulative translation adjustment	4,347	379	6,760	1,724
Cumulative translation adjustment on sale of software division	—	(2,085)	—	(2,085)
Unrealized gain (loss) on marketable securities	202	45	(630)	180
Recapture of temporary impairment loss	1,978	—	1,978	—

	$(1,766)	$106,126	$(1,604)	$129,745

9. Segment Information
     In the fourth quarter of fiscal 2007 the Company made changes to its internal reporting structure and began reporting results in three segments: Automation Systems; Critical Components; and Global Customer Support. In the second quarter of fiscal 2008 these segment disclosures were refined to reflect the results of a comprehensive review of operations conducted subsequent to the appointment of a new CEO and CFO. These refinements resulted in minor changes to the previously disclosed split of revenues and gross margins among segments and between products and services.
     The Automation Systems segment consists of a range of wafer handling products and systems that support both atmospheric and vacuum process technology used by the Company’s customers.
     The Critical Components segment includes cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications. The pump, gauge and chiller products serve various markets that use vacuum as a critical enabler to overall system performance.
     The Global Customer Support segment consists of the Company’s after market activities including an extensive range of service support to its customers to address their on-site needs, spare parts and repair services, and support of legacy product lines.
     The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets (excluding completed technology) and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated among the segments based upon segment revenues. Segment assets exclude acquired intangible assets, goodwill, investments in joint ventures, marketable securities and cash equivalents.

     The Company has reclassified prior year data due to the changes made in its reportable segments.
     Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total

Three months ended March 31, 2008
Revenues
Product	$81,527	$35,136	$1,840	$118,503
Services	—	—	29,144	29,144

	$81,527	$35,136	$30,984	$147,647

Gross profit	$16,997	$13,286	$6,156	$36,439
Segment operating income (loss).	$(7,094)	$3,682	$189	$(3,223)

Three months ended March 31, 2007
Revenues
Product	$118,658	$41,121	$3,220	$162,999
Services	—	—	31,927	31,927

	$118,658	$41,121	$35,147	$194,926

Gross profit	$36,407	$15,767	$10,316	$62,490
Segment operating income	$9,353	$6,717	$4,062	$20,132

Six months ended March 31, 2008
Revenues
Product	$164,597	$69,832	$4,144	$238,573
Services	—	—	56,907	56,907

	$164,597	$69,832	$61,051	$295,480

Gross profit	$36,776	$26,129	$11,983	$74,888
Segment operating income (loss)	$(11,958)	$7,829	$(495)	$(4,624)

Six months ended March 31, 2007
Revenues
Product	$235,166	$79,200	$10,774	$325,140
Services	—	—	61,154	61,154

	$235,166	$79,200	$71,928	$386,294

Gross profit	$72,635	$29,806	$19,731	$122,172
Segment operating income	$18,545	$12,017	$6,660	$37,222
Assets
March 31, 2008	$234,512	$69,163	$83,799	$387,474
September 30, 2007	$270,401	$72,771	$82,020	$425,192
     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Segment operating income (loss) from continuing operations	$(3,223)	$20,132	$(4,624)	$37,222
Amortization of acquired intangible assets	1,787	1,482	3,472	2,976
Restructuring charges	2,506	3,040	3,106	3,040

Total operating income (loss) from continuing operations	$(7,516)	$15,610	$(11,202)	$31,206

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2008 and September 30, 2007 is as follows (in thousands):

	March 31,	September 30,
	2008	2007
Segment assets	$387,474	$425,192
Goodwill	318,745	319,302
Intangible assets	68,907	76,964
Investments in cash equivalents, marketable securities and joint ventures	134,677	193,380

Total assets	$909,803	$1,014,838

10. Restructuring-Related Charges and Accruals
     The Company recorded a charge to continuing operations of $2,506,000 in the three months ended March 31, 2008 which primarily relates to severance costs of $2,000,000 for workforce reductions of approximately 50 employees in operations, service and administrative functions primarily in the United States and Mexico, along with a charge of $506,000 for excess facilities costs related to the Company’s San Jose, California facility. The Company recorded a charge to continuing operations of $3,106,000 in the six months ended March 31, 2008 which primarily relates to severance costs of $2,592,000 for workforce reductions and $514,000 for excess facilities costs. The Company recorded a charge to continuing operations of $3,040,000 in the three and six months ended March 31, 2007. This charge primarily relates to a vacant leased facility in Billerica, Massachusetts and fully recognized the Company’s remaining obligation on this lease and assumes that the Company will be unable to sublease any portion of the facility over the remainder of the lease.
     The activity for the three and six months ended March 31, 2008 and 2007 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2008
	Balance			Balance
	December 31,			March 31,
	2007	Expense	Utilization	2008
Facilities	$11,907	$506	$(894)	$11,519
Workforce-related	2,135	2,000	(1,270)	2,865

	$14,042	$2,506	$(2,164)	$14,384

	Activity — Three Months Ended March 31, 2007
	Balance			Balance
	December 31,			March 31,
	2006	Expense	Utilization	2007
Facilities	$12,486	$2,990	$(998)	$14,478
Workforce-related	1,865	8	(1,278)	595

	$14,351	$2,998	$(2,276)	$15,073

	Activity — Six Months Ended March 31, 2008
	Balance			Balance
	September 30,			March 31,
	2007	Expense	Utilization	2008
Facilities	$12,804	$514	$(1,799)	$11,519
Workforce-related	2,907	2,592	(2,634)	2,865

	$15,711	$3,106	$(4,433)	$14,384

	Activity — Six Months Ended March 31, 2007
	Balance			Balance
	September 30,			March 31,
	2006	Expense	Utilization	2007
Facilities	$13,697	$2,990	$(2,209)	$14,478
Workforce-related	2,846	28	(2,279)	595

	$16,543	$3,018	$(4,488)	$15,073

     The Company expects the majority of the remaining severance costs totaling $2,865,000 will be paid over the next twelve months. The expected facilities costs, totaling $11,519,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
11. Loss on Investment
     During the three months ended March 31, 2008, the Company recorded a charge of $2.9 million to write-down its minority equity investment in a closely-held Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. The remaining balance of this investment at March 31, 2008 was $3.0 million.
12. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2008	2007
Accounts receivable	$93,891	$107,373
Less allowances	1,325	1,469

	$92,566	$105,904

Inventories
Raw materials and purchased parts	$44,956	$50,304
Work-in-process	38,869	31,555
Finished goods	29,479	22,935

	$113,304	$104,794

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2008 and 2007 is as follows (in thousands):

Activity — Three Months Ended March 31, 2008
Balance			Balance
December 31,			March 31,
2007	Accruals	Settlements	2008
$9,569	$2,748	$(2,753)	$9,564

Activity — Three Months Ended March 31, 2007
Balance			Balance
December 31,			March 31,
2006	Accruals	Settlements	2007
$11,895	$3,681	$(3,372)	$12,204

Activity — Six Months Ended March 31, 2008
Balance			Balance
September 30,			March 31,
2007	Accruals	Settlements	2008
$10,986	$4,046	$(5,468)	$9,564

Activity — Six Months Ended March 31, 2007
Balance			Balance
September 30,			March 31,
2006	Accruals	Settlements	2007
$11,608	$6,961	$(6,365)	$12,204

13. Contingencies
     The Company has been involved in various regulatory proceedings and private litigation matters involving equity incentive practices. A description of this litigation is included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, and in the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2007. In furtherance of the Company’s cooperation with the Securities and Exchange Commission (“SEC”), on April 30, 2008, the Company entered into an agreement with the SEC tolling any statute of limitations applicable to any action or proceeding brought by the SEC against Brooks from December 12, 2007 to June 15, 2008. With respect to the federal derivative action captioned as In re Brooks Automation, Inc. Derivative Litigation pending in the United States District Court for the District of Massachusetts, the court has scheduled a hearing on defendants’ motions to dismiss for June 4, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K and which are incorporated herein by reference. Precautionary statements made in our Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this report.
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
     We report results in three segments: Automation Systems, Critical Components and Global Customer Support. Our Automation Systems segment consists of a range of wafer handling products and systems that support both atmospheric and vacuum process technology used by our customers. Our Critical Components segment includes cryogenic vacuum pumping, thermal management and vacuum measurement products used to create, measure and control critical process vacuum applications. Our Global Customer Support segment consists of our after market activities including an extensive range of service support to our customers to address their on-site needs, spare parts and repair services, and support of legacy product lines.
     On October 1, 2007, the Board of Directors appointed a new President and Chief Executive Officer, Robert J. Lepofsky. Subsequent to that appointment, we have embarked on a significant review and restructuring of our organizational structure and resource requirements. While this review is ongoing, we took significant restructuring actions in the second quarter. Further actions are likely in the future as this review is completed.
     The semiconductor capital equipment market is highly cyclical as semiconductor chip manufacturers flex capital spending commitments in response to factors such as their capacity utilization, pricing environments and enhanced technologies required to remain competitive. Recent months have seen significant declines in semiconductor capital equipment demand.
Recent Developments
     On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200 million of our outstanding common stock. Stock repurchase transactions authorized under the plan have occurred and will occur from time to time in the open market. Management and the Board of Directors exercise discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including current market conditions. Repurchases may be commenced or suspended at any time without prior notice. Additionally, we have initiated and may in the future initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when we would otherwise be precluded from doing so under insider-trading laws. Any repurchased shares are available for use in connection with our stock plans and for other corporate purposes. The repurchase program is being funded using the Company’s available cash resources.
     In the fourth quarter of fiscal 2007 we made changes to our internal reporting structure and began reporting results in three segments: Automation Systems; Critical Components; and Global Customer Support. In the second quarter of fiscal 2008 these segment disclosures were refined to reflect the results of a comprehensive review of operations conducted subsequent to the appointment of a new CEO and CFO. These refinements resulted in minor changes to the previously disclosed split of revenues and gross margins among segments and between products and services.
Three and Six Months Ended March 31, 2008, Compared to Three and Six Months Ended March 31, 2007
Revenues
     We reported revenues of $147.6 million for the three months ended March 31, 2008, compared to $194.9 million in the three months ended March 31, 2007, a 24.3% decrease. This decrease reflects lower revenues related to our Automation Systems segment of $37.1 million, lower revenues associated with our Critical Components segment of $6.0 million, and lower revenues associated with our Global Customer Support segment of $4.2 million due primarily to lower demand for semiconductor capital equipment primarily from large OEM equipment suppliers. Our revenues for the six months ended March 31, 2008 were $295.5 million, compared to $386.3 million in the six months ended March 31, 2007, a 23.5% decrease. This decrease reflects lower revenues related to our Automation Systems segment of $70.5 million, lower revenues associated with our Critical Components segment of $9.4 million, and lower revenues associated with our Global Customer Support segment of $10.9 million due primarily to lower demand for semiconductor capital equipment primarily from large OEM equipment suppliers.
     Our Automation Systems segment reported revenues of $81.5 million in the three months ended March 31, 2008, a decrease of 31.3% from $118.7 million reported in the three months ended March 31, 2007. This decrease reflects lower revenues across all product lines with the industry conditions previously noted. The largest reduction of $19.1 million arose from sales of tool automation systems. Revenues for the six months ended March 31, 2008 were $164.6 million, compared to $235.2 million in the six months ended March 31, 2007, a 30.0% decrease. This decrease reflects lower revenues across all product lines with the industry conditions previously noted. The largest reduction of $30.5 million arose from sales of tool automation systems.
     Our Critical Components segment reported revenues of $35.1 million in the three months ended March 31, 2008, a 14.6% decrease from $41.1 million in the three months ended March 31, 2007. The largest component of this decrease was a reduction of $4.7 million of sales of pressure management and control products, principally due to lower demand for semiconductor capital equipment. Revenues for the six months ended March 31, 2008 were $69.8 million, compared to $79.2 million in the six months ended March 31, 2007, a 11.9% decrease. The largest component of this decrease was a reduction of $7.9 million in sales of pressure management and control products.
     Our Global Customer Support segment reported revenues of $31.0 million in the three months ended March 31, 2008, a 11.7% decrease from $35.1 million in the three months ended March 31, 2007. Revenues for the six months ended March 31, 2008 were $61.1 million, compared to $71.9 million in the six months ended March 31, 2007, a 15.0% decrease. These decreases are primarily attributable to lower repairs and spares volumes as customers extend preventative maintenance cycles and eliminate discretionary spares spending during the downturn.
     Product revenues decreased $44.5 million, or 27.3%, to $118.5 million, in the three months ended March 31, 2008, from $163.0 million in the three months ended March 31, 2007. This decrease is attributable to lower revenues of $37.1 million associated with our Automation Systems segment, lower revenues associated with our Critical Components segment of $6.0 million, and lower revenues associated with our Global Customer Support segment of $1.4 million, all primarily due to lower demand for semiconductor capital equipment. Product revenues decreased $86.5 million, or 26.6%, to $238.6 million, in the six months ended March 31, 2008, from $325.1 million in the six months ended March 31, 2007. This decrease is attributable to lower revenues of $70.5 million associated with our Automation Systems segment, lower revenues associated with our Critical Components segment of $9.4 million, and lower revenues associated with our Global Customer support segment of $6.6 million, all primarily due to lower demand for semiconductor capital equipment.
     Service revenues decreased $2.8 million, or 8.8%, to $29.1 million, in the three months ended March 31, 2008, from $31.9 million in the three months ended March 31, 2007. Service revenues decreased $4.3 million, or 7.0%, to $56.9 million, in the six months ended March 31, 2008, from $61.2 million in the six months ended March 31, 2007. These decreases are primarily attributable to changes in our customer’s preventative maintenance and spending behaviors noted above.
     Backlog for our products and services as of March 31, 2008, totaled approximately $91.5 million compared to approximately $136.0 million as of March 31, 2007.
Gross Profit
     Gross profit decreased to $36.4 million for the three months ended March 31, 2008 compared to $62.5 million for the three months ended March 31, 2007. The decrease in gross profit reflects the lower margin associated with our Automation Systems segment of $19.4 million, lower profit associated with our Critical Components segment of $2.5 million, and lower profit associated with our Global Customer Support segment of $4.2 million, due primarily to the lower revenues experienced in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Gross profit as a percent of revenue decreased to 24.7% in the three months ended March 31, 2008 compared to 32.1% for the three months ended March 31, 2007, due to unfavorable product mix and the lower absorption of factory overhead on lower revenues.
     Gross profit decreased to $74.9 million for the six months ended March 31, 2008 compared to $122.2 million for the six months ended March 31, 2007. The decrease in gross profit reflects the lower margin associated with our Automation Systems segment of $35.9 million, lower margin associated with our Critical Components segment of $3.7 million, and lower margin associated with our Global Customer Support segment of $7.7 million, due primarily to the lower revenues experienced in the six months ended March 31, 2008 compared to the six months ended March 31, 2007. Gross profit as a percent of revenue decreased to 25.3% in the six months ended March 31, 2008 compared to 31.6% for the six months ended March 31, 2007, due to unfavorable product mix and the lower absorption of factory overhead on lower revenues.
     Gross profit of our Automation Systems segment decreased to $17.0 million in the three months ended March 31, 2008 compared to $36.4 million in the three months ended March 31, 2007. This decrease reflects lower margin on lower revenues, along with unfavorable factory overhead absorption and higher product warranty costs. Gross profit in the six months ended March 31, 2008 decreased to $36.8 million compared to $72.6 million in the six months ended March 31, 2007. Gross profit as a percent of revenue decreased to 20.9% and 22.4% in the three and six months ended March 31, 2008 respectively compared to 30.7% and 30.9% in the three and six months ended March 31, 2007 respectively primarily due to the higher contribution from the lower margin on customer designed automation systems.
     Gross profit of our Critical Components segment decreased to $13.3 million and $26.1 million in the three and six months ended March 31, 2008 respectively compared to $15.8 million and $29.8 million in the three and six months ended March 31, 2007. This decrease is consistent with the decrease in revenues described above. Gross profit as a percent of revenue declined from 38.4% in the three months ended March 31, 2007 to 37.9% in the three months ended March 31, 2008 from the lower absorption of factory overhead on lower revenues. Gross profit as a percent of revenue remained relatively flat at 37.4% in the six months ended March 31, 2008 as compared to 37.6% in the six months ended March 31, 2007.
     Gross profit of our Global Customer Support segment decreased to $6.2 million and $12.0 million in the three and six months ended March 31, 2008 respectively compared to $10.3 million and $19.7 million in the three and six months ended March 31, 2007 respectively. These decreases are due to lower activity levels and a high cost base in the business. Gross profit as a percent of revenues decreased to 20.0% and 19.6% in the three and six months ended March 31, 2008 respectively compared to 29.3% and 27.4% for the three and six months ended March 31, 2007 respectively.

     Gross profit on product revenues decreased to $31.1 million for the three months ended March 31, 2008 compared to $53.5 million in the three months ended March 31, 2007. The decrease in product margins is primarily attributable to lower profit of $19.4 million related to our Automation Systems products, lower profit of $2.5 million associated with our Critical Components products, and lower profit of $0.5 million related to legacy hardware products. Gross profit on product revenues for the six months ended March 31, 2008 decreased to $64.9 million compared to $107.5 million in the six months ended March 31, 2007. The decrease in product margins is attributable to lower profit of $35.8 million related to our Automation Systems products, lower profit of $3.7 million associated with our Critical Components products, and lower profit of $3.1 million related to legacy hardware products. Gross profit percentage on product revenues decreased to 26.2% and 27.2% for the three and six months ended March 31, 2008 respectively compared to 32.8% and 33.1% for the three and six months ended March 31, 2007, primarily due to the relative growth of our lower margin on customer designed automation systems, higher product warranty costs for Automation Systems products and the lower absorption of factory overheads at lower revenue levels.
     Gross profit on service revenues was $5.3 million or 18.2% for the three months ended March 31, 2008, compared to $9.0 million or 28.2% in the three months ended March 31, 2007. Gross profit on service revenues for the six months ended March 31, 2008 was $10.0 million or 17.6%, compared to $14.7 million or 24.0% in the six months ended March 31, 2007. The decrease in service profits is primarily attributable to under absorption of fixed service delivery-related costs.
Research and Development
     Research and development expenses for the three months ended March 31, 2008, were $11.6 million, compared to $13.3 million in the three months ended March 31, 2007. The decrease primarily reflects lower spending of $1.5 million associated with the Automation Systems product development. Research and development expenses for the six months ended March 31, 2008, were $24.0 million, compared to $26.4 million in the six months ended March 31, 2007. The decrease primarily reflects lower spending of $1.9 million associated with the Automation Systems product development.
Selling, General and Administrative
     Selling, general and administrative expenses declined slightly to $29.9 million for the three months ended March 31, 2008 compared to $30.6 million in the three months ended March 31, 2007. Selling, general and administrative expenses were $59.0 million for the six months ended March 31, 2008 compared to $61.6 million in the six months ended March 31, 2007. The decrease for the six months is primarily attributable to the lower management incentive costs of $3.5 million, partially offset by $0.6 million of costs incurred in recovering VAT tax receivables.
Restructuring Charges
     We recorded a charge to continuing operations of $2.5 million in the three months ended March 31, 2008 which consists of severance costs of $2.0 million for workforce reductions of approximately 50 employees in operations, service and administrative functions primarily in the United States and Mexico, along with a charge of $0.5 million for excess facilities costs related to our San Jose, California facility. For the six months ended March 31, 2008, we recorded restructuring charges of $3.1 million which consists of severance costs of $2.6 million for workforce reductions and the $0.5 million charge for excess facilities costs. The impact of these cost reductions on our liquidity is not significant, as these cost savings are expected to yield actual cash savings within twelve months.
     We recorded a charge to continuing operations of $3.0 million in the three and six months ended March 31, 2007 which relates to a vacant leased facility in Billerica, Massachusetts and fully recognized our remaining obligation on this lease and assumes that we will be unable to sublease any portion of the facility over the remainder of the lease.
Interest Income and Expense
     Interest income decreased by $0.6 million to $1.8 million, in the three months ended March 31, 2008, from $2.4 million in the three months ended March 31, 2007. This decrease primarily reflects lower average investment balances. Interest income increased by $0.5 million to $5.0 million, in the six months ended March 31, 2008, from

$4.5 million in the six months ended March 31, 2007. This increase is due primarily to higher average investment balances and higher average interest rates.
Loss on Investment
     During the three months ended March 31, 2008, we recorded a charge of $2.9 million to write-down our minority equity investment in a closely-held Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. The remaining balance of this investment at March 31, 2008 was $3.0 million.
Other (Income) Expense
     We recorded other income, net of $1.2 million for the three months ended March 31, 2008 compared to other expense, net of $0.4 million for the three months ended March 31, 2007. This increase is primarily due to favorable foreign exchange activity of $1.0 million. We recorded other income, net of $0.8 million for the six months ended March 31, 2008 compared to other expense, net of $0.9 million for the six months ended March 31, 2007. This increase is primarily due to favorable foreign exchange activity of $1.7 million.
Income Tax Provision
     We recorded an income tax provision of $0.9 million and $1.6 million in the three and six months ended March 31, 2008 respectively, compared to a provision of $1.5 million and $2.1 million in the three and six months ended March 31, 2007. The tax provision recorded for both periods is principally attributable to alternative minimum taxes along with foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. However, it is possible that the “more likely than not” criterion could be met in fiscal 2008 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statements of operations.
Discontinued Operations
     We recognized an additional gain of $0.4 million, net of tax of $0, in the three months ended March 31, 2008 related to the resolution of certain contingencies arising from the sale of our software division to Applied Materials which was completed on March 30, 2007. We recorded income from the operation of our discontinued software business of $8.1 million and $13.3 million for the three and six months ended March 31, 2007. There was no operating activity associated with this discontinued business in the three and six months ended March 31, 2008.
Liquidity and Capital Resources
     We operate in a highly cyclical market and a current economic environment that makes estimation of future revenues, results of operations and net cash flows highly uncertain.
     At March 31, 2008, we had cash, cash equivalents and marketable securities aggregating $183.1 million. This amount was comprised of $113.3 million of cash and cash equivalents, $42.0 million of investments in short-term marketable securities and $27.8 million of investments in long-term marketable securities. At September 30, 2007, we had cash, cash equivalents and marketable securities aggregating $274.6 million. This amount was comprised of $168.2 million of cash and cash equivalents, $80.1 million of investments in short-term marketable securities and $26.3 million of investments in long-term marketable securities.
     Cash provided by operations was $5.2 million for the six months ended March 31, 2008, and was primarily attributable to our non-cash depreciation and amortization of $17.0 million and compensation expense related to common stock and options of $4.5 million, partially offset by our net loss of $9.7 million and a reduction of $8.6 million in our net working capital. The $8.6 million change in working capital was primarily the result of decreased accrued expenses of $12.8 million, decreased accounts payable levels of $10.5 million and an increased inventory balance of $6.8 million. Other changes in working capital included decreased accounts receivable balances of $15.2 million due to the reduced level of business, a decrease in prepaid expenses and other current assets of $3.2 million and an increase in deferred revenue of $3.1 million.
     Cash provided by investing activities was $26.0 million for the six months ended March 31, 2008, and is principally comprised of net sales of marketable securities of $36.9 million, partially offset by $10.7 million used for capital additions. The largest capital addition is $6.6 million of capitalized costs associated with our ongoing project to integrate the company on a single Oracle ERP system.
     While we have no significant firm capital commitments, the Oracle ERP system is expected to cost approximately $22.0 million when fully implemented, of which $13.9 million has been incurred through March 31, 2008 and is included in construction in progress within property, plant and equipment. We will continue to make capital expenditures to support our business, and may also use our resources to acquire companies, technologies or products that complement our business.
     Cash used in financing activities was $88.7 million for the six months ended March 31, 2008, and is primarily due to the share repurchase program. During six months ended March 31, 2008, we purchased 7,401,869 shares of our common stock for a total of $90.2 million in connection with the share repurchase program.
     At March 31, 2008, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 141R on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. At this point in time, we believe that there will not be a material impact in connection with SFAS 160 on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe that the adoption of SFAS 161 will have a material impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. At March 31, 2008, the unrealized gain on marketable securities, excluding our investment in a closely-held Swiss public company, was $202,000 and the change in this amount for the six months ended March 31, 2008 was an unrealized loss of $630,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.7 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 14.5% of our total sales for the three months ended March 31, 2008. We also purchase materials from some suppliers outside of the United States that is transacted in currencies other than the U.S. dollar. In the six months ended March 31, 2008, we recorded foreign exchange gains related to receivables of $0.1 million, and foreign exchange losses of $0.5 million related to payables due to the general weakening of the U.S. dollar in this period. The changes in currency exchange rates relative to the U.S. dollar during the six months ended March 31, 2008 compared to the currency exchange rates at September 30, 2007 resulted in an increase in net assets of $6.8 million that we reported as a separate component of comprehensive income. The impact of a hypothetical 10% change in foreign exchange rates at March 31, 2008 is not considered material. If currency exchange rates had been 10% different throughout the three months ended March 31, 2008 compared to the currency exchange rates actually experienced, the impact on our net earnings would have been approximately $0.3 million.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms.
     Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Brooks has been involved in various regulatory proceedings and private litigation matters involving equity incentive practices. A description of this litigation is included in our annual report on Form 10-K for the fiscal year ended September 30, 2007, and in our quarterly report on Form 10-Q for the quarterly period ended December 31, 2007. In furtherance of our cooperation with the Securities and Exchange Commission (“SEC”), on April 30, 2008, we entered into an agreement with the SEC tolling any statute of limitations applicable to any action or proceeding brought by the SEC against Brooks from December 12, 2007 to June 15, 2008. With respect to the federal derivative action captioned as In re Brooks Automation, Inc. Derivative Litigation pending in the United States District Court for the District of Massachusetts, the court has scheduled a hearing on defendants’ motions to dismiss for June 4, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 9, 2007, we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200,000,000 of our outstanding common stock. The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased in connection with the stock repurchase plan during the three months ended March 31, 2008.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 — 31, 2008	3,005,400	$11.87	3,005,400	$135,112,937
February 1 — 29, 2008	1,724,838	12.33	1,724,838	113,843,420
March 1 — 31, 2008	413,445	9.77	413,445	109,806,054

Total	5,143,683	$11.86	5,143,683	$109,806,054

     The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2008.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 — 31, 2008	—	$—	—	$—
February 1 — 29, 2008	6,073	10.08	6,073	—
March 1 — 31, 2008	20,671	9.69	20,671	—

Total	26,744	$9.78	26,744	$—

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the stockholders of the Company was held on February 8, 2008. At this meeting, the stockholders were asked to and did vote on the following proposals:
1.	To elect eight directors to serve for the ensuing year and until their successors are duly elected.

	Votes For	Withhold
A. Clinton Allen	58,708,421	6,647,771
Robert J. Lepofsky	64,538,233	817,959
Joseph R. Martin	64,368,654	987,538
John K. McGillicuddy	64,026,561	1,329,631
Krishna G. Palepu	64,643,128	713,064
Kirk P. Pond	64,693,904	662,288
Alfred Woollacott, III	64,032,410	1,323,782
Mark S. Wrighton	64,029,605	1,326,587
2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the 2008 fiscal year.

Votes For	Votes Against	Abstentions
63,417,939	1,908,530	29,723
Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
10.01	Employment Agreement, dated as of January 28, 2008, by and between the Company and Martin S. Headley (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on January 31, 2008).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: May 8, 2008	/s/ Robert J. Lepofsky
Robert J. Lepofsky
Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 8, 2008	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Acting Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Employment Agreement, dated as of January 28, 2008, by and between the Company and Martin S. Headley (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on January 31, 2008).

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications