Form 10-Q
period 2008-06-30
BROOKS AUTOMATION INC
filed 2008-08-07
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 31, 2008:
Common stock, $0.01 par value                     63,592,539 shares

BROOKS AUTOMATION, INC.
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and September 30, 2007	3
Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure about Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	25
Signatures	26
EX-10.01 Amendment No. 2008-1 to Brooks Automation, Inc. Deferred Compensation Plan
EX-10.02 Amended and Restated 2000 Equity Incentive Plan, Restated as of May 6, 2008
EX-10.03 Restricted Stock Agreement, dated as of April 25, 2008
EX-10.04 Restricted Stock Agreement, dated as of April 25, 2008
EX-10.05 Restricted Stock Agreement, dated as of April 25, 2008
EX-31.01 Rule 13a-14(a), 15d-14(a) Certification
EX-31.02 Rule 13a-14(a), 15d-14(a) Certification
EX-32 Section 1350 Certifications

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30,	September 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$109,962	$168,232
Marketable securities	34,238	80,102
Accounts receivable, net	73,229	105,904
Insurance receivable for litigation	8,151	—
Inventories, net	111,154	104,794
Prepaid expenses and other current assets	17,382	20,489

Total current assets	354,116	479,521

Property, plant and equipment, net	83,763	80,747
Long-term marketable securities	34,207	26,283
Goodwill	318,548	319,302
Intangible assets, net	64,788	76,964
Equity investment in joint ventures	26,764	24,007
Other assets	6,482	8,014

Total assets	$888,668	$1,014,838

Liabilities, minority interests and stockholders’ equity
Current liabilities
Accounts payable	$39,553	$57,758
Deferred revenue	3,933	5,424
Accrued warranty and retrofit costs	8,503	10,986
Accrued compensation and benefits	17,216	23,850
Accrued restructuring costs	8,141	6,778
Accrued income taxes payable	5,283	5,934
Accrual for litigation settlement	7,750	—
Accrued expenses and other current liabilities	14,662	21,908

Total current liabilities	105,041	132,638
Accrued long-term restructuring	6,265	8,933
Income taxes payable	10,649	10,159
Other long-term liabilities	2,509	2,866

Total liabilities	124,464	154,596

Contingencies (Note 13)
Minority interests	457	463

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 76,926,823 shares issued and 63,464,954 shares outstanding at June 30, 2008, 76,483,603 shares issued and 70,423,603 shares outstanding at September 30, 2007	769	765
Additional paid-in capital	1,786,712	1,780,401
Accumulated other comprehensive income	26,087	18,202
Treasury stock at cost, 13,461,869 shares and 6,060,000 shares at June 30, 2008 and September 30, 2007, respectively	(200,956)	(110,762)
Accumulated deficit	(848,865)	(828,827)

Total stockholders’ equity	763,747	859,779

Total liabilities, minority interests and stockholders’ equity	$888,668	$1,014,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Product	$92,958	$160,235	$331,531	$485,375
Services	31,058	30,226	87,965	91,380

Total revenues	124,016	190,461	419,496	576,755

Cost of revenues
Product	70,420	108,499	244,087	326,145
Services	24,739	24,526	71,664	71,002

Total cost of revenues	95,159	133,025	315,751	397,147

Gross profit	28,857	57,436	103,745	179,608

Operating expenses
Research and development	10,270	12,817	34,255	39,185
Selling, general and administrative	25,636	29,924	84,635	91,482
Restructuring charges	2,571	411	5,677	3,451

Total operating expenses	38,477	43,152	124,567	134,118

Operating income (loss) from continuing operations	(9,620)	14,284	(20,822)	45,490
Interest income	1,237	4,344	6,252	8,874
Interest expense	93	48	536	503
Gain (loss) on investment	—	5,110	(2,931)	5,110
Other (income) expense, net	1,244	491	426	1,416

Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures	(9,720)	23,199	(18,463)	57,555
Income tax provision	843	605	2,398	2,729

Income (loss) from continuing operations before minority interests and equity in earnings of joint ventures	(10,563)	22,594	(20,861)	54,826
Minority interests in income (loss) of consolidated subsidiaries	(13)	58	(5)	110
Equity in earnings of joint ventures	224	328	447	878

Income (loss) from continuing operations	(10,326)	22,864	(20,409)	55,594
Income (loss) from discontinued operations, net of income taxes	—	(25)	—	13,273
Gain on sale of discontinued operations, net of income taxes	—	—	371	83,898

Income (loss) from discontinued operations, net of income taxes	—	(25)	371	97,171

Net income (loss)	$(10,326)	$22,839	$(20,038)	$152,765

Basic income (loss) per share from continuing operations	$(0.17)	$0.30	$(0.31)	$0.74
Basic income (loss) per share from discontinued operations	0.00	0.00	0.01	1.30

Basic net income (loss) per share	$(0.17)	$0.30	$(0.31)	$2.04

Diluted income (loss) per share from continuing operations	$(0.17)	$0.30	$(0.31)	$0.74
Diluted income (loss) per share from discontinued operations	0.00	0.00	0.01	1.29

Diluted net income (loss) per share	$(0.17)	$0.30	$(0.31)	$2.03

Shares used in computing income (loss) per share
Basic	62,483	75,046	65,196	74,802
Diluted	62,483	75,737	65,196	75,376
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(20,038)	$152,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,867	24,280
Stock-based compensation	5,612	5,880
Discount on marketable securities	(782)	(1,006)
Undistributed earnings of joint ventures	(447)	(878)
Minority interests	(5)	110
Loss on disposal of long-lived assets	925	568
Gain on sale of software division, net	(371)	(81,813)
(Gain) loss on investment	2,931	(5,110)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	32,220	(4,531)
Inventories	(5,138)	(8,990)
Prepaid expenses and other current assets	2,469	(7,465)
Accounts payable	(18,344)	(13,637)
Deferred revenue	(1,578)	4,212
Accrued warranty and retrofit costs	(2,454)	(132)
Accrued compensation and benefits	(6,906)	(5,385)
Accrued restructuring costs	(1,356)	(2,359)
Accrued expenses and other current liabilities	(5,974)	(3,717)

Net cash provided by operating activities	6,631	52,792

Cash flows from investing activities
Purchases of property, plant and equipment	(17,235)	(14,837)
Proceeds from the sale of software division	1,500	130,393
Purchases of marketable securities	(137,156)	(306,425)
Sale/maturity of marketable securities	174,973	316,181
Acquisition of Synetics Solutions, net of cash acquired	—	(38)
Other	(75)	12

Net cash provided by investing activities	22,007	125,286

Cash flows from financing activities
Treasury stock purchases	(90,194)	—
Proceeds from issuance of common stock, net of issuance costs	1,473	8,295

Net cash provided by (used in) financing activities	(88,721)	8,295

Effects of exchange rate changes on cash and cash equivalents	1,813	852

Net increase (decrease) in cash and cash equivalents	(58,270)	187,225
Cash and cash equivalents, beginning of period	168,232	115,773

Cash and cash equivalents, end of period	$109,962	$302,998

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
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 will be effective for the Company on October 1, 2009. The Company does not believe that the adoption of FSP SFAS 142-3 will have a material impact on its financial position or results of operations.
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three and nine months ended June 30, 2008 and 2007 in accordance with SFAS 123R (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$149	$426	$659	$1,867
Restricted stock	751	1,248	4,459	3,425
Employee stock purchase plan	169	136	494	588

	$1,069	$1,810	$5,612	$5,880

     The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of restricted stock is equal to the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock on the date of grant. Restricted stock with market-based vesting criteria is valued using a lattice model.
     Stock Option Activity
     The following table summarizes stock option activity for the nine months ended June 30, 2008:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at September 30, 2007	2,512,059	$20.11
Exercised	(41,277)	9.39
Forfeited/expired	(529,850)	21.25

Outstanding at June 30, 2008	1,940,932	$20.03
Options exercisable at June 30, 2008	1,796,168	$20.53
     The weighted average remaining contractual life of options exercisable at June 30, 2008 was 2.0 years.
     The aggregate intrinsic value of options outstanding and the options exercisable were each $23,000 at June 30, 2008 which represents the total intrinsic value, based on the Company’s closing stock price of $8.27 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

     No stock options were granted during the three and nine months ended June 30, 2008 and 2007. The total intrinsic value of options exercised during the three month period ended June 30, 2008 and 2007 was $0 and $1,662,000, respectively. The total intrinsic value of options exercised during the nine month period ended June 30, 2008 and 2007 was $32,000 and $2,405,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2008 and 2007 was $0 and $4,485,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2008 and 2007 was $388,000 and $6,614,000, respectively.
     As of June 30, 2008 future compensation cost related to nonvested stock options is approximately $1.2 million and will be recognized over an estimated weighted average period of 1.6 years.
     Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of June 30, 2008 and changes during the nine months ended June 30, 2008 is as follows:

	Nine months ended
	June 30, 2008
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2007	961,875	$14.42
Awards granted	599,500	12.15
Awards vested	(316,890)	13.28
Awards canceled	(232,235)	13.92

Outstanding at June 30, 2008	1,012,250	$13.55
     The fair value of restricted stock awards vested during the three months ended June 30, 2008 and 2007 was $0.4 million and $0.1 million, respectively. The fair value of restricted stock awards vested during the nine months ended June 30, 2008 and 2007 was $4.2 million and $1.4 million, respectively.
     As of June 30, 2008, the unrecognized compensation cost related to nonvested restricted stock is $10.8 million and will be recognized over an estimated weighted average amortization period of 1.8 years.
     Employee Stock Purchase Plan
     There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2008. There were 106,200 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2008 for aggregate proceeds of $1.1 million.
     Stock Repurchase Plan
     On November 9, 2007 the Company announced that its Board of Directors authorized a stock repurchase plan to buy up to $200 million of the Company’s outstanding common stock. During the three and nine months ended June 30, 2008, the Company purchased 0 shares and 7,401,869 shares, respectively, of its common stock for a total of $0 million and $90.2 million, respectively, in connection with the stock repurchase plan.
3. Goodwill
     The changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2008 is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total
Balance at September 30, 2007	$43,544	$124,091	$151,667	$319,302
Adjustments to goodwill:
Resolution of tax contingencies	(660)	(42)	(52)	(754)

Balance at June 30, 2008	$42,884	$124,049	$151,615	$318,548

4. Income Taxes
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
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various state and international jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2001. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company anticipates that several of these audits may be finalized within the next 6 months. Of the unrecognized tax benefits at June 30, 2008, the Company currently anticipates that approximately $2.0 million will be realized in the fourth quarter of fiscal year 2008 as a result of the expiration of certain U.S. and non-U.S. statute of limitations. Of this amount, $1.0 million will be recorded as a reduction to goodwill and $1.0 million will impact the Company’s fiscal year 2008 effective tax rate.
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding used in computing basic earnings (loss) per share	62,483	75,046	65,196	74,802
Dilutive common stock options and restricted stock awards	—	691	—	574

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	62,483	75,737	65,196	75,376

     Approximately 1,966,000 and 2,769,000 options to purchase common stock and 536,000 and 0 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended June 30, 2008 and 2007, respectively, as their effect would be anti-dilutive. The 2,769,000 options for the three months ended June 30, 2007 had an exercise price greater than the average market price of the common stock. In addition, approximately 2,172,000 and 3,194,000 options to purchase common stock and 461,000 and 44,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the nine months ended June 30, 2008 and 2007, respectively, as their effect would be anti-dilutive. The 3,194,000 options for the nine months ended June 30, 2007 had an exercise price greater than the average market price of the common stock. These options and restricted stock could, however, become dilutive in future periods.
6. Discontinued Operations
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
     The Company recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of its discontinued software business. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million. In the second quarter of fiscal year 2008, the Company resolved certain contingencies which arose from the sale of its software division resulting in an additional gain of $0.4 million, net of tax of $0, recorded during the second quarter of fiscal year 2008, and the receipt of $1.5 million of additional proceeds early in the third quarter of fiscal year 2008.
     Effective October 1, 2006, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     There were no operating results from discontinued operations of the software division for the three and nine months ended June 30, 2008. The summary of operating results from discontinued operations of the software division for the three and nine months ended June 30, 2007 is as follows (in thousands):

	Three months ended	Nine months ended
	June 30, 2007	June 30, 2007
Revenues	$—	$47,712
Gross profit	—	34,048
Income from discontinued operations before income taxes	(95)	12,578
Income from discontinued operations, net of tax	(25)	13,273
     The income of $13,273,000 for the nine months ended June 30, 2007 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2,100,000.
     There were no assets and liabilities from discontinued operations of the software division as of June 30, 2008 or September 30, 2007.
7. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three and nine months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(10,326)	$22,839	$(20,038)	$152,765
Change in cumulative translation adjustment	34	368	6,794	2,092
Cumulative translation adjustment on sale of software division	—	—	—	(2,085)
Unrealized gain (loss) on marketable securities	(258)	(53)	(888)	127
Recapture of temporary impairment loss	—	—	1,978	—

	$(10,550)	$23,154	$(12,154)	$152,899

8. Segment Information
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
     The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets (excluding completed technology) and restructuring charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon segment revenues. Segment assets exclude acquired intangible assets, goodwill, investments in joint ventures, marketable securities and cash equivalents.
     The Company has reclassified prior year data due to the changes made in its reportable segments.
     Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Support	Total
Three months ended June 30, 2008
Revenues
Product	$58,873	$28,341	$5,744	$92,958
Services	—	—	31,058	31,058

	$58,873	$28,341	$36,802	$124,016

Gross profit	$9,733	$10,241	$8,883	$28,857
Segment operating income (loss)	$(10,013)	$1,432	$3,319	$(5,262)

Three months ended June 30, 2007
Revenues
Product	$109,270	$49,245	$1,720	$160,235
Services	—	—	30,226	30,226

	$109,270	$49,245	$31,946	$190,461

Gross profit	$27,658	$23,279	$6,499	$57,436
Segment operating income	$2,556	$13,017	$604	$16,177

Nine months ended June 30, 2008
Revenues
Product	$223,470	$98,173	$9,888	$331,531
Services	—	—	87,965	87,965

	$223,470	$98,173	$97,853	$419,496

Gross profit	$46,509	$36,370	$20,866	$103,745
Segment operating income (loss)	$(21,971)	$9,261	$2,824	$(9,886)

Nine months ended June 30, 2007
Revenues
Product	$344,436	$128,445	$12,494	$485,375
Services	—	—	91,380	91,380

	$344,436	$128,445	$103,874	$576,755

Gross profit	$100,293	$53,085	$26,230	$179,608
Segment operating income	$21,101	$25,034	$7,264	$53,399
Assets June 30, 2008	$225,835	$59,570	$78,264	$363,669
September 30, 2007	$270,401	$72,771	$82,020	$425,192

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Segment operating income (loss) from continuing operations	$(5,262)	$16,177	$(9,886)	$53,399
Amortization of acquired intangible assets	1,787	1,482	5,259	4,458
Restructuring charges	2,571	411	5,677	3,451

Total operating income (loss) from continuing operations	$(9,620)	$14,284	$(20,822)	$45,490

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2008 and September 30, 2007 is as follows (in thousands):

	June 30,	September 30,
	2008	2007
Segment assets	$363,669	$425,192
Goodwill	318,548	319,302
Intangible assets	64,788	76,964
Investments in cash equivalents, marketable securities and joint ventures	141,663	193,380

Total assets	$888,668	$1,014,838

9. Restructuring-Related Charges and Accruals
     The Company recorded a charge to continuing operations of $2,571,000 in the three months ended June 30, 2008 which primarily relates to severance costs of $2,994,000 for workforce reductions of approximately 135 employees in operations, service and administrative functions located primarily in the United States, and workforce reductions of approximately 45 employees in its China production facility in connection with the decision to discontinue printed circuit assembly activities. The restructuring charge was decreased by $423,000 primarily due to the benefit of a sublease on a previously exited facility. The Company recorded a charge to continuing operations of $5,677,000 in the nine months ended June 30, 2008 which primarily relates to severance costs of $5,586,000 for workforce reductions and the net charge of $91,000 for excess facilities costs. The Company recorded a charge to continuing operations of $411,000 in the three months ended June 30, 2007 which primarily relates to costs for workforce reductions in the Company’s operations in Germany. The Company recorded charges to continuing operations of $3,451,000 in the nine months ended June 30, 2007 which consist of $461,000 for costs incurred related to workforce reductions and $2,990,000 that relates to a vacant leased facility in Billerica, Massachusetts and fully recognized the Company’s remaining obligation on this lease and assumes that the Company will be unable to sublease any portion of the facility over the remainder of the lease.

     The activity for the three and nine months ended June 30, 2008 and 2007 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2008
	Balance			Balance
	March 31,			June 30,
	2008	Expense	Utilization	2008
Facilities	$11,519	$(423)	$(894)	$10,202
Workforce-related	2,865	2,994	(1,655)	4,204

	$14,384	$2,571	$(2,549)	$14,406

	Activity — Three Months Ended June 30, 2007
	Balance			Balance
	March 31,			June 30,
	2007	Expense	Utilization	2007
Facilities	$14,478	$—	$(896)	$13,582
Workforce-related	595	411	(398)	608

	$15,073	$411	$(1,294)	$14,190

	Activity — Nine Months Ended June 30, 2008
	Balance			Balance
	September 30,			June 30,
	2007	Expense	Utilization	2008
Facilities	$12,804	$91	$(2,693)	$10,202
Workforce-related	2,907	5,586	(4,289)	4,204

	$15,711	$5,677	$(6,982)	$14,406

	Activity — Nine Months Ended June 30, 2007
	Balance			Balance
	September 30,			June 30,
	2006	Expense	Utilization	2007
Facilities	$13,697	$2,990	$(3,105)	$13,582
Workforce-related	2,846	439	(2,677)	608

	$16,543	$3,429	$(5,782)	$14,190

     Workforce related reversals include $22,000 for the nine months ended June 30, 2007 related to discontinued operations.
     The Company expects the majority of the remaining severance costs totaling $4,204,000 will be paid over the next twelve months. The expected facilities costs, totaling $10,202,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
10. Gain (Loss) on Investment
     During the three months ended June 30, 2007, a company in which Brooks held a minority equity interest was acquired by a Swiss public company. The Company’s minority equity investment had been previously written down to zero in 2003. As a result, the Company received shares of common stock from the acquirer in exchange for its minority equity interest and recorded a gain of $5.1 million.
     During the three months ended March 31, 2008, the Company recorded a charge of $2.9 million to write-down its minority equity investment in this Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. The remaining balance of this investment at June 30, 2008 was $2.9 million.
11. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2008	2007
Accounts receivable	$74,354	$107,373
Less allowances	1,125	1,469

	$73,229	$105,904

Inventories
Raw materials and purchased parts	$49,980	$50,304
Work-in-process	35,905	31,555
Finished goods	25,269	22,935

	$111,154	$104,794

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2008 and 2007 is as follows (in thousands):

Activity — Three Months Ended June 30, 2008
Balance			Balance
March 31,			June 30,
2008	Accruals	Settlements	2008
$9,564	$2,768	$(3,829)	$8,503

Activity — Three Months Ended June 30, 2007
Balance			Balance
March 31,			June 30,
2007	Accruals	Settlements	2007
$12,204	$1,953	$(2,668)	$11,489

Activity — Nine Months Ended June 30, 2008
Balance			Balance
September 30,			June 30,
2007	Accruals	Settlements	2008
$10,986	$6,814	$(9,297)	$8,503

Activity — Nine Months Ended June 30, 2007
Balance			Balance
September 30,			June 30,
2006	Accruals	Settlements	2007
$11,608	$8,914	$(9,033)	$11,489
12. Related Party Information
     A member of the Company’s Board of Directors, Dr. C. S. Park is also a member of the Board of Directors of Computer Services Corporation (“CSC”). Dr. Park joined the Company’s Board of Directors in April 2008. During the calendar year of 2007, Brooks entered into service agreements with CSC, which were negotiated on an arms-length basis, to provide pre-implementation consulting and implementation services in connection with the implementation of the Oracle ERP system. For the three and nine months ended June 30, 2008, the Company incurred $2.8 million and $7.9 million, respectively, for consulting services provided by CSC. For the three and nine months ended June 30, 2007, the Company incurred $0.4 million of consulting services provided by CSC. At June 30, 2008 and September 30, 2007, the Company owed CSC $4.5 million and $1.1 million, respectively, for unpaid consulting services.
13. Contingencies
     The Company has been involved in various regulatory proceedings and private litigation matters involving equity incentive practices. A description of this litigation is included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, and in the Company’s quarterly reports on Form 10-Q for the quarterly periods ended December 31, 2007 and March 31, 2008.
     On May 19, 2008, the Company entered into a settlement with the Securities and Exchange Commission (“SEC”) relating to the Company’s historical stock option granting practices. Brooks has agreed to settle with the SEC, without admitting or denying the allegations in the Commission’s complaint, by consenting to the entry of a judgment enjoining future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. Brooks was not charged by the SEC with fraud nor was the Company required to pay any civil penalty or other money damages as part of the settlement. The option grants to which the SEC refers in its complaint were made between 1999 and 2001. The settlement completely resolves the previously disclosed SEC investigation into the Company’s historical stock option granting practices.

     On June 24, 2008 a Stipulation and Agreement of Settlement Between All Parties was filed in the United States District Court for the District of Massachusetts in the In Re Brooks Automation, Inc. Securities Litigation, pursuant to which the parties proposed a final settlement of that class action litigation. The terms of the settlement, which includes no admission of liability or wrong doing by the Company, provide for a full and complete release of all claims in the litigation and a payment of $7.75 million to be paid into a settlement fund, pending final documentation and approval by the Court of a plan of distribution. As of June 30, 2008, the liability for this settlement is included within current liabilities of the Company’s unaudited consolidated balance sheets. The $7.75 million will be paid by the Company’s liability insurers and will not have a material effect on Brooks’ financial results. As of June 30, 2008, the Company recorded a receivable from its liability insurers of $8.2 million within current assets on its unaudited consolidated balance sheets which includes the settlement fund obligation of $7.75 million and a reimbursement of professional fees of $0.4 million. In addition, the Company recorded insurance proceeds of $1.4 million as a reduction of SG&A expenses, for the reimbursement of professional fees incurred in connection with this matter. At such time as it is approved, the settlement will provide a full release of Brooks and the other named defendants in connection with the allegations raised in the class action, and it will resolve all class action litigation pending against the Company and against present and former officers and directors of the Company.
     With respect to the federal derivative action captioned as In re Brooks Automation, Inc. Derivative Litigation pending in the United States District Court for the District of Massachusetts, the court held a hearing on defendants’ motions to dismiss on August 6, 2008. A decision on that motion is pending.
     With respect to the consolidated state derivative action filed nominally on the Company’s behalf in the Massachusetts Superior Court originally captioned Darr v. Grady et al. and Milton v. Grady et al. (which is now captioned In re Brooks Automation, Inc. (Second) Derivative Litigation), on June 5, 2008 the Court granted plaintiffs’ motion for appointment as lead counsel. On July 3, 2008, plaintiffs filed a consolidated amended complaint. The Company anticipates filing a motion to dismiss, which is due on August 18, 2008.
     With respect to the consolidated state derivative action filed nominally on the Company’s behalf in the Massachusetts Superior Court captioned In re Brooks Automation, Inc. Derivative Litigation, on August 1, 2008, the Court granted Brooks’ motion to dismiss the case, and entered an order dismissing the amended consolidated shareholder derivative complaint in its entirety.
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
Overview
     We are a leading supplier of technology products and solutions primarily serving the worldwide semiconductor market. We principally supply hardware and services to original equipment manufacturers, or OEMs, who make semiconductor device manufacturing equipment, and chip manufacturers. We are a technology and market leader with offerings ranging from individual hardware modules to fully integrated systems as well as services to install and support our products worldwide.
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

     We have experienced changes in our senior management team during fiscal year 2008 including the appointment of a new President and Chief Executive Officer, Robert J. Lepofsky, on October 1, 2007, and the appointment of a new Chief Financial Officer, Martin S. Headley, on January 28, 2008. Our new management team has embarked on a review of our organizational structure and resource requirements, resulting in a $5.7 million charge for restructuring costs during the first nine months of fiscal year 2008. We expect to take further restructuring charges during the next six months.
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. During fiscal 2006 and throughout most of fiscal 2007, we benefited from an industry expansion. During the fourth quarter of fiscal 2007, we began to observe a contraction in the demand for semiconductor manufacturing equipment. Our fiscal 2008 revenue through the first nine months decreased 27.3% from the same prior year period. The length and severity of these downturns can be difficult to predict. We expect these lower levels of revenue to continue in the near term.
Recent Developments
     On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200 million of our outstanding common stock. Management and the Board of Directors exercise discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including current market conditions. Additionally, we have initiated and may in the future initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when we would otherwise be precluded from doing so under insider-trading laws. The repurchase program is being funded using the Company’s available cash resources. During the first six months of fiscal 2008, we repurchased 7.4 million shares of our common stock at an aggregate cost of $90.2 million. We did not repurchase any shares of our common stock during our third quarter of fiscal 2008.
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
Three and Nine Months Ended June 30, 2008, Compared to Three and Nine Months Ended June 30, 2007
Revenues
     We reported revenues of $124.0 million for the three months ended June 30, 2008, compared to $190.5 million in the same prior year period, a 34.9% decrease. This decrease reflects lower revenues related to our Automation Systems segment of $50.4 million and lower revenues associated with our Critical Components segment of $20.9 million. These decreases were the result of lower overall demand in the semiconductor manufacturing equipment market. Additionally, our Critical Components segment recorded revenue of $8.5 million from a one-time royalty license in the prior year period. These decreases were partially offset by a $4.8 million increase in revenues associated with our Global Customer Support segment. Our revenues for the nine months ended June 30, 2008 were $419.5 million, compared to $576.8 million in the same prior year period, a 27.3% decrease. This decrease reflects lower revenues related to our Automation Systems segment of $121.0 million, lower revenues associated with our Critical Components segment of $30.3 million, and lower revenues associated with our Global Customer Support segment of $6.0 million due primarily to lower demand in the semiconductor manufacturing equipment market. Further, the prior year revenues for our Critical Components segment included the $8.5 million one-time royalty license.
     Our Automation Systems segment reported revenues of $58.9 million in the three months ended June 30, 2008, a decrease of 46.1% from $109.3 million reported in the same prior year period. This decrease reflects lower revenues across all product lines, including a $16.8 million decrease in revenue from extended factory products and a $16.3 million decrease in revenue from tool automation systems. Revenues for the nine months ended June 30, 2008 were $223.5 million, compared to $344.4 million in the same prior year period, a 35.1% decrease. This decrease reflects lower revenues across all product lines, including a $46.8 million decrease in revenue from tool automation systems and a $23.6 million decrease in revenue from extended factory products.
     Our Critical Components segment reported revenues of $28.3 million in the three months ended June 30, 2008, a 42.5% decrease from $49.2 million in the same prior year period. The largest component of this decrease was a reduction of $18.5 million of sales of cryogenic vacuum pump products. This reduction was in part due to an $8.5 million one-time royalty license recorded in the prior year period, with the balance of the decline caused by lower demand for semiconductor capital equipment. Revenues for the nine months ended June 30, 2008 were $98.2 million, compared to $128.4 million in the same prior year period, a 23.5% decrease. The largest component of this decrease was a reduction of $23.3 million in sales of cryogenic vacuum pump products, which includes the impact of the $8.5 million one-time royalty license.
     Our Global Customer Support segment reported revenues of $36.8 million in the three months ended June 30, 2008, a 15.4% increase from $31.9 million in the same prior year period. This increase was primarily the result of increased sales of legacy products. Revenues for the nine months ended June 30, 2008 were $97.8 million, compared to $103.9 million in the same prior year period, a 5.9% decrease. This decrease includes a $2.6 million reduction in revenues from legacy products, and lower repairs and spares volumes as customers extend preventative maintenance cycles and reduce spending during the downturn.
     Product revenues decreased $67.2 million, or 41.9%, to $93.0 million, in the three months ended June 30, 2008, from $160.2 million in the same prior year period. This decrease is attributable to lower revenues of $50.4 million associated with our Automation Systems segment, lower revenues associated with our Critical Components segment of $20.9 million, which includes the $8.5 million one-time royalty license recorded in the prior year period. These decreases were partially offset by $4.1 million of higher legacy product revenues associated with our Global Customer Support segment. Product revenues decreased $153.9 million, or 31.7%, to $331.5 million, in the nine months ended June 30, 2008, from $485.4 million in the same prior year period. This decrease is attributable to lower revenues of $121.0 million associated with our Automation Systems segment, lower revenues associated with our Critical Components segment of $30.3 million, and lower revenues associated with our Global Customer support segment of $2.6 million. These decreases are primarily attributable to lower demand for semiconductor capital equipment and by the $8.5 million one-time royalty payment earned in the prior year.
     Service revenues increased $0.8 million, or 2.7%, to $31.0 million, in the three months ended June 30, 2008, from $30.2 million in the same prior year period. This increase is primarily related to an increase in service agreement revenue. Service revenues decreased $3.4 million, or 3.7%, to $88.0 million, in the nine months ended June 30, 2008, from $91.4 million in the same prior year period. This decrease is primarily attributable to changes in our customers’ preventative maintenance and spending behaviors noted above.
     Backlog for our products and services as of June 30, 2008, totaled approximately $73.2 million compared to approximately $124.6 million as of June 30, 2007.
Gross Profit
     Gross profit decreased to $28.9 million for the three months ended June 30, 2008 compared to $57.4 million for the same prior year period. The decrease in gross profit reflects the lower margin associated with our Automation Systems segment of $17.9 million, and lower profit associated with our Critical Components segment of $13.0 million. The decrease in profit from our Critical Components segment includes a one-time royalty license earned in the prior year of $8.5 million. These decreases were partially offset by $2.4 million of increased gross profit associated with our Global Customer Support segment. Gross profit as a percent of revenue decreased to 23.3% in the three months ended June 30, 2008 compared to 30.1% for the same prior year period. The decline in gross profit percentage is due in part to the one-time royalty license which increased the prior year gross profit percentage by 3.2%. The remainder of the current year decline in gross profit percentage is primarily attributable to lower absorption of factory overhead on lower revenues.

     Gross profit decreased to $103.7 million for the nine months ended June 30, 2008 compared to $179.6 million for the same prior year period. The decrease in gross profit reflects the lower margin associated with our Automation Systems segment of $53.8 million, lower margin associated with our Critical Components segment of $16.7 million, and lower margin associated with our Global Customer Support segment of $5.4 million. The decrease in profit from our Critical Components segment includes a one-time royalty license earned in the prior year of $8.5 million. Gross profit as a percent of revenue decreased to 24.7% in the nine months ended June 30, 2008 compared to 31.1% for the same prior year period. This decline is due in part to the one-time royalty license which increased the prior year gross profit percentage by 1.5%, and the remainder of the decline is due primarily to lower absorption of factory overhead on lower revenues.
     Gross profit of our Automation Systems segment decreased to $9.7 million in the three months ended June 30, 2008 compared to $27.7 million in the same prior year period. Gross profit in the nine months ended June 30, 2008 decreased to $46.5 million compared to $100.3 million in the same prior year period. These decreases are primarily due to lower revenues. Gross profit as a percent of revenue decreased to 16.5% and 20.8% in the three and nine months ended June 30, 2008, respectively, compared to 25.3% and 29.1% in the three and nine month prior year periods. The decreases are primarily due to lower absorption of factory overhead on lower revenues.
     Gross profit of our Critical Components segment decreased to $10.2 million and $36.4 million in the three and nine months ended June 30, 2008, respectively, compared to $23.3 million and $53.1 million in the prior year three and nine month periods. The decrease is due in part to the $8.5 million one-time royalty license earned during the prior year period, with the balance of the decline due to weaknesses in demand that led to lower revenues. Gross profit as a percent of revenues decreased to 36.0% and 37.1% in the three and nine months ended June 30, 2008, respectively, compared to 47.4% and 41.4% for the prior year three and nine month periods. The one-time royalty payment increased gross profit percentage by 11.0% and 4.2% for the prior year three and nine month periods, respectively.
     Gross profit of our Global Customer Support segment increased to $8.9 million for the three months ended June 30, 2008, compared to $6.5 million for the same prior year period. The increase is primarily attributable to increased revenue from the sale of legacy products. Gross profit for the nine months ended June 30, 2008 decreased to $20.9 million from $26.2 million in the prior year period. This decrease is the result of lower revenues. Gross profit as a percentage of revenues was 24.2% for the three months ended June 30, 2008, compared to 20.4% for the same prior year period. This increase is primarily the result of higher legacy product sales, which have higher profit margins as compared to our maintenance and repair services. Gross profit as a percentage of revenues was 21.3% for the nine months ended June 30, 2008, compared to 25.2% for the same prior year period. This decrease is primarily attributable to under absorption of fixed service delivery-related costs.
     Gross profit on product revenues decreased to $22.6 million for the three months ended June 30, 2008 compared to $51.7 million in the same prior year period. The decrease in product margins is primarily attributable to lower profit of $17.9 million related to our Automation Systems products, and lower profit of $13.0 million associated with our Critical Components products. These decreases were partially offset by a $1.8 million increase in profit related to legacy hardware products. Gross profit on product revenues for the nine months ended June 30, 2008 decreased to $87.4 million compared to $159.2 million in the same prior year period. The decrease in product margins is attributable to lower profit of $53.8 million related to our Automation Systems products, lower profit of $16.7 million associated with our Critical Components products, and lower profit of $1.3 million related to legacy hardware products. The lower profit related to our Critical Components products for the three and nine months ended June 30, 2008 is partly due to an $8.5 million one-time royalty license recorded in the prior year period. The gross profit percentage on product revenues decreased to 24.2% and 26.4% for the three and nine months ended June 30, 2008, respectively, compared to 32.3% and 32.8% for the prior year three and nine month periods. These decreases are due in part to the one-time royalty license which increased gross profit percentage by 1.8% and 0.6% for the prior year three and nine month periods. The remainder of the decrease is primarily attributable to the lower absorption of factory overhead at lower revenue levels.
     Gross profit on service revenues was $6.3 million or 20.3% for the three months ended June 30, 2008, compared to $5.7 million or 18.9% in the same prior year period. The increase is primarily the result of the mix of spare and upgrade parts sold. Gross profit on service revenues for the nine months ended June 30, 2008 was $16.3 million or 18.5%, compared to $20.4 million or 22.3% in the prior year nine month period. The decrease in service profits is primarily attributable to under absorption of fixed service delivery-related costs.

Research and Development
     Research and development expenses for the three months ended June 30, 2008, were $10.3 million, compared to $12.8 million in the same prior year period. The decrease primarily reflects lower spending of $1.8 million associated with the Automation Systems product development with certain development cycles coming to completion. Research and development expenses for the nine months ended June 30, 2008, were $34.3 million, compared to $39.2 million in the same prior year period. The decrease primarily reflects lower spending of $3.7 million associated with the Automation Systems product development.
Selling, General and Administrative
     Selling, general and administrative, or SG&A, expenses declined to $25.6 million for the three months ended June 30, 2008 compared to $29.9 million in the same prior year period. This decrease is attributable to insurance proceeds of $1.4 million, which we recorded as a reduction of SG&A expenses, for the reimbursement of professional fees incurred in connection with our shareholder litigation matter which we agreed to settle in June of 2008. In addition, the departure of certain of our executives has resulted in the forfeiture of stock-based equity awards, resulting in a non-cash reduction in our stock-based compensation expense of $0.8 million. SG&A expenses were $84.6 million for the nine months ended June 30, 2008 compared to $91.5 million in the same prior year period. The decrease is primarily attributable to lower management incentive costs of $3.9 million and the $1.4 million reimbursement of professional fees incurred in connection with our shareholder litigation.
Restructuring Charges
     We recorded a restructuring charge of $2.6 million in the three months ended June 30, 2008 which consists of severance costs of $3.0 million for workforce reductions of approximately 135 employees in operations, service and administrative functions located primarily in the United States, and workforce reductions of approximately 45 employees in our China production facility in connection with our decision to discontinue our printed circuit assembly activities. Our restructuring charge was partially offset by $0.4 million primarily due to the benefit of a sublease on a previously exited facility. The impact of these cost reductions on our liquidity is not significant, as these cost savings are expected to yield actual cash savings within twelve months. For the nine months ended June 30, 2008, we recorded a restructuring charge of $5.7 million which consists of severance of $5.6 million for workforce reductions and a charge of $0.1 million for excess facility costs.
     We recorded a restructuring charge of $0.4 million for the three months ended June 30, 2007, primarily for severance costs in connection with workforce reductions in our German operations. We recorded a restructuring charge of $3.5 million for the nine months ended June 30, 2007 which includes $0.5 million in severance costs and $3.0 million in costs to fully recognize our remaining lease obligation on our vacant facility in Billerica, Massachusetts based on our assumption that we will be unable to sublease any portion of the facility over the remainder of the lease.
Interest Income and Expense
     Interest income decreased by $3.1 million to $1.2 million, in the three months ended June 30, 2008, from $4.3 million in the same prior year period. This decrease primarily reflects lower average investment balances. Interest income decreased $2.6 million to $6.3 million for the nine months ended June 30, 2008, due primarily to lower average investment balances.
Gain (Loss) on Investment
     During the three months ended June 30, 2007, a company in which Brooks held a minority equity interest was acquired by a Swiss public company. Our minority equity investment had been previously written down to zero in 2003. As a result, we received shares of common stock from the acquirer in exchange for our minority equity interest and recorded a gain of $5.1 million.

     During the three months ended March 31, 2008, we recorded a charge of $2.9 million to write-down our minority equity investment in this Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. The remaining balance of this investment at June 30, 2008 was $2.9 million.
Other (Income) Expense
     We recorded other expense, net of $1.2 million for the three months ended June 30, 2008 compared to other expense, net of $0.5 million for the same prior year period. This increase is primarily due to increased unfavorable foreign exchange activity of $0.6 million. We recorded other expense, net of $0.4 million for the nine months ended June 30, 2008 compared to other expense, net of $1.4 million for the same prior year period. This decrease is primarily due to lower unfavorable foreign exchange activity of $1.1 million.
Income Tax Provision
     We recorded an income tax provision of $0.8 million and $2.4 million in the three and nine months ended June 30, 2008, respectively, compared to a provision of $0.6 million and $2.7 million in the three and nine month periods in the prior year. The tax provision recorded for both periods is principally attributable to alternative minimum taxes along with foreign income tax and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. However, it is possible that the “more likely than not” criterion could be met in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statements of operations.
     We adopted the provisions of FIN No. 48 on October 1, 2007. The implementation of FIN No. 48 did not materially affect our financial position or results of operations. As of the adoption date, October 1, 2007, we had $14.5 million of unrecognized tax benefits, of which $12.3 million, if recognized, would affect the effective tax rate and the remaining $2.2 million, if recognized, would decrease goodwill. Of the unrecognized tax benefits at June 30, 2008, we currently anticipate that approximately $2.0 million will be realized in the fourth quarter of fiscal year 2008 as a result of the expiration of certain U.S. and non-U.S. statute of limitations. Of this amount, $1.0 million will be recorded as a reduction to goodwill and $1.0 million will impact our fiscal year 2008 effective tax rate.
Discontinued Operations
     We recognized an additional gain of $0.4 million, net of tax of $0, in the three months ended March 31, 2008 related to the resolution of certain contingencies arising from the sale of our software division to Applied Materials which was completed on March 30, 2007. We recorded income from the operation of our discontinued software business of $13.3 million for the nine months ended March 31, 2007. There was no operating activity associated with this discontinued business in the three and nine months ended June 30, 2008.
Liquidity and Capital Resources
     We operate in a highly cyclical market and a current economic environment that makes estimation of future revenues, results of operations and net cash flows highly uncertain.
     At June 30, 2008, we had cash, cash equivalents and marketable securities aggregating $178.4 million. This amount was comprised of $110.0 million of cash and cash equivalents, $34.2 million of investments in short-term marketable securities and $34.2 million of investments in long-term marketable securities. At September 30, 2007, we had cash, cash equivalents and marketable securities aggregating $274.6 million. This amount was comprised of $168.2 million of cash and cash equivalents, $80.1 million of investments in short-term marketable securities and $26.3 million of investments in long-term marketable securities.
     Cash provided by operations was $6.6 million for the nine months ended June 30, 2008 as compared to $52.8 million in the same prior year period. This decrease was in part attributable to lower profits resulting from the sale of our software division, which generated cash flow from operations of $13.9 million in the prior year and the receipt of $8.5 million from a one-time royalty license in the prior year period. The balance of the decline in cash provided by operations is primarily attributable to lower profits as a result of the industry wide downturn. The decline in cash provided by operations was partially offset by lower investments in working capital of $34.9 million which is primarily related to decreased accounts receivable balances of $36.8 million due to lower revenues. Depreciation expense was $13.6 million and $12.8 million for the nine months ended June 30, 2008 and 2007, respectively, and amortization expense related to intangible assets was $12.3 million and $11.5 million for the nine months ended June 30, 2008 and 2007, respectively.
     Cash provided by investing activities was $22.0 million for the nine months ended June 30, 2008 as compared to $125.3 million for the same prior year period. The decrease is attributable to the sale of our software division in the prior year period which accounted for $128.9 million of the decrease, and higher purchases of capital equipment in the current year which accounts for $2.4 million of the decrease. The increase in capital spending is primarily attributable to our Oracle ERP project. These decreases in cash provided by investing activities were partially offset by an increase of $28.0 million in net sales of marketable securities.
     While we have no significant firm capital commitments, the Oracle ERP system is expected to have a capital cost approximately $22.0 million when fully implemented, of which $18.3 million in capital costs have been incurred from inception of the project through June 30, 2008, including $10.9 million of capital costs incurred during the nine months ended June 30, 2008. We completed the financial module portion of the Oracle ERP implementation during our quarter ended June 30, 2008, and placed in service $8.0 million of costs associated with the Oracle ERP implementation. The remaining $10.3 million of costs incurred to date is included in construction in progress within property, plant and equipment. We will continue to make capital expenditures to support our business, and may also use our resources to acquire companies, technologies or products that complement our business.
     Cash used in financing activities was $88.7 million for the nine months ended June 30, 2008 as compared to cash provided by financing activities of $8.3 million in the same prior year period. The change in cash used in financing activities is primarily due to the share repurchase program. During the nine months ended June 30, 2008, we purchased 7,401,869 shares of our common stock for a total of $90.2 million in connection with the share repurchase program. We did not repurchase any of our stock during the quarter ended June 30, 2008.
     At June 30, 2008, we had approximately $0.7 million of an uncommitted demand promissory note facility still in use, all of it for letters of credit.
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
Related Party
     A member of our Board of Directors, Dr. C. S. Park is also a member of the Board of Directors of Computer Services Corporation (“CSC”). Dr. Park joined our Board of Directors in April 2008. During the calendar year of 2007, we entered into service agreements with CSC, which were negotiated on an arms-length basis, to provide pre-implementation consulting and implementation services in connection with the implementation of the Oracle ERP system. For the three and nine months ended June 30, 2008, we incurred $2.8 million and $7.9 million, respectively, for consulting services provided by CSC. For the three and nine months ended June 30, 2007, we incurred $0.4 million of consulting services provided by CSC. At June 30, 2008 and September 30, 2007, we owed CSC $4.5 million and $1.1 million, respectively, for unpaid consulting services.

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
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and

Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 will be effective for us on October 1, 2009. We do not believe that the adoption of FSP SFAS 142-3 will have a material impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. At June 30, 2008, the unrealized loss on marketable securities, excluding our investment in a Swiss public company, was $258,000 and the change in this amount for the nine months ended June 30, 2008 was an unrealized loss of $888,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.2 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 16.2% of our total sales for the three months ended June 30, 2008. We also purchase materials from some suppliers outside of the United States that is transacted in currencies other than the U.S. dollar. In the nine months ended June 30, 2008, we recorded foreign exchange losses related to receivables of $0.2 million, and foreign exchange losses of $1.9 million related to payables due to the general weakening of the U.S. dollar in this period. The changes in currency exchange rates relative to the U.S. dollar during the nine months ended June 30, 2008 compared to the currency exchange rates at September 30, 2007 resulted in an increase in net assets of $6.8 million that we reported as a separate component of comprehensive income. The impact of a hypothetical 10% change in foreign exchange rates at June 30, 2008 is not considered material. If currency exchange rates had been 10% different throughout the three months ended June 30, 2008 compared to the currency exchange rates actually experienced, the impact on our net earnings would have been approximately $0.8 million.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the time specified by the SEC’s rules and forms.
     Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Brooks has been involved in various regulatory proceedings and private litigation matters involving equity incentive practices. A description of this litigation is included in our annual report on Form 10-K for the fiscal year ended September 30, 2007, and in our quarterly report on Form 10-Q for the quarterly period ended December 31, 2007 and March 31, 2008.

     On May 19, 2008, we entered into a settlement with the Securities and Exchange Commission (“SEC”) relating to our historical stock option granting practices. We have agreed to settle with the SEC, without admitting or denying the allegations in the Commission’s complaint, by consenting to the entry of a judgment enjoining future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. We were not charged by the SEC with fraud nor were we required to pay any civil penalty or other money damages as part of the settlement. The option grants to which the SEC refers in its complaint were made between 1999 and 2001. The settlement completely resolves the previously disclosed SEC investigation into our historical stock option granting practices.
     On June 24, 2008 a Stipulation and Agreement of Settlement Between All Parties was filed in the United States District Court for the District of Massachusetts in the In Re Brooks Automation, Inc. Securities Litigation, pursuant to which the parties proposed a final settlement of that class action litigation. The terms of the settlement, which includes no admission of liability or wrong doing by Brooks, provide for a full and complete release of all claims in the litigation and a payment of $7.75 million to be paid into a settlement fund, pending final documentation and approval by the Court of a plan of distribution. As of June 30, 2008, the liability for this settlement is included within current liabilities of our unaudited consolidated balance sheets. The $7.75 million will be paid by our liability insurers and will not have a material effect on our financial results. As of June 30, 2008, we recorded a receivable from our liability insurers of $8.2 million within current assets on our unaudited consolidated balance sheets which includes the settlement fund obligation of $7.75 million and a reimbursement of professional fees of $0.4 million. In addition, we recorded insurance proceeds of $1.4 million as a reduction of SG&A expenses, for the reimbursement of professional fees incurred in connection with this matter. At such time as it is approved, the settlement will provide a full release of Brooks and the other named defendants in connection with the allegations raised in the class action, and it will resolve all class action litigation pending against us and against present and former officers and directors of the Company.
     With respect to the federal derivative action captioned as In re Brooks Automation, Inc. Derivative Litigation pending in the United States District Court for the District of Massachusetts, the court held a hearing on defendants’ motions to dismiss on August 6, 2008. A decision on that motion is pending.
     With respect to the consolidated state derivative action filed nominally on the Company’s behalf in the Massachusetts Superior Court originally captioned Darr v. Grady et al. and Milton v. Grady et al. (which is now captioned In re Brooks Automation, Inc. (Second) Derivative Litigation), on June 5, 2008 the Court granted plaintiffs’ motion for appointment as lead counsel. On July 3, 2008, plaintiffs filed a consolidated amended complaint. We anticipate filing a motion to dismiss, which is due on August 18, 2008.
     With respect to the consolidated state derivative action filed nominally on our behalf in the Massachusetts Superior Court captioned In re Brooks Automation, Inc. Derivative Litigation, on August 1, 2008, the Court granted our motion to dismiss the case, and entered an order dismissing the amended consolidated shareholder derivative complaint in its entirety.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 9, 2007, we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200,000,000 of our outstanding common stock. We did not repurchase any of our stock during the three months ended June 30, 2008.

     The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2008.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1 — 30, 2008	2,396	$9.93	2,396	$—
May 1 — 31, 2008	5,668	10.19	5,668	—
June 1 — 30, 2008	762	8.92	762	—

Total	8,826	$10.01	8,826	$—

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
10.01	Amendment No. 2008-1 to Brooks Automation, Inc. Deferred Compensation Plan, effective as of July 1, 2008

10.02	Amended and Restated 2000 Equity Incentive Plan, Restated as of May 6, 2008

10.03	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky

10.04	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky

10.05	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: August 7, 2008	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: August 7, 2008	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Amendment No. 2008-1 to Brooks Automation, Inc. Deferred Compensation Plan, effective as of July 1, 2008

10.02	Amended and Restated 2000 Equity Incentive Plan, Restated as of May 6, 2008

10.03	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky

10.04	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky

10.05	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications