Form 10-K
period 2008-09-30
BROOKS AUTOMATION INC
filed 2008-11-26
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2008, was approximately $605,483,000 based on the closing price per share of $9.72 on that date on the Nasdaq Stock Market. As of March 31, 2008, 63,505,047 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 14, 2008, 63,574,290 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

Brooks Automation, Inc. (“Brooks”, “we”, “us”, or “our”), a Delaware Corporation, is a leading provider of automation, vacuum and instrumentation solutions and is a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success. Our largest served market is the semiconductor manufacturing industry. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and solar markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.

Our company was founded in 1978 initially to develop and market automated substrate handling equipment for semiconductor manufacturing and became a publicly traded company in February 1995. Since that time, we have grown significantly from a niche supplier of wafer handling robot modules for vacuum-based processes into a broader based supplier of products and services most notably through the consolidation with Helix Technology Corporation in 2005.

Markets

Our primary served market is the global semiconductor industry, which in recent years has experienced significant growth in both the unit volumes and device complexity. This growth is being driven by the increasing demand for high performance electronic products that require semiconductors, which are increasingly fabricated in Asia. The products include computers, telecommunications equipment, consumer electronics and wireless communications devices. In addition to this primary market, we have been increasing our presence in global markets outside of the semiconductor industry, primarily for our vacuum related technologies and services. Much like semiconductors, markets such as data storage; advanced flat panel displays; industrial instruments and solar have begun to experience an increasing need for the technologies and services we provide.

Our fiscal 2008 revenues by end market were as follows:

Semiconductor	77%
Industrial	10%
Other	13%

100%

The production of advanced semiconductor chips is an extremely complex and logistically challenging manufacturing activity. To create the tens of millions of microscopic transistors and connect them both horizontally and in vertical layers in order to produce a functioning integrated circuit, or IC chip, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Up to 40% of these tools perform processes in a vacuum, such as removing, depositing, or measuring material on wafer surfaces. Wafers can go through as many as 400 different process steps before fabrication is complete. These steps, which comprise the initial fabrication of the integrated circuit and are referred to in the industry as front-end processes, are repeated many times to create the desired pattern on the silicon wafer. As the complexity of semiconductors continues to increase, the number of process steps that occur in a vacuum environment also increases, resulting in a greater need for both automation and vacuum technology solutions due to the sensitive handling requirements and increased number of tools. The requirement for efficient, higher throughput and extremely clean manufacturing for semiconductor wafer fabs and other high performance electronic-based products has created a substantial market for substrate handling automation (moving the wafers around and between tools in a semiconductor fab); tool automation (the use of robots and modules used in conjunction with and inside process tools that move wafers from station to station), and vacuum systems technology to create and sustain the environment necessary to fabricate various products.

Products

In the semiconductor industry, wafer handling robotics have emerged as a critical technology in determining the efficacy and productivity of the complex tools which process 300mm wafers in the world’s most advanced wafer fabs. A tool is built around a process chamber using automation technology provided by a company such as Brooks, to move wafers into and out of the chamber. Today, OEMs build their tools using a cluster architecture, whereby several process chambers are mounted to one central frame that processes wafers. We specialize in developing and building the handling system, as well as the vacuum technology used in these tools. Our products can be provided as an individual component or as a complete handling system. Automation products are provided to support both atmospheric and vacuum based processes.

In order to facilitate the handling and transportation of wafers into a process tool, an equipment front-end module, or EFEM, is utilized. An EFEM serves as an atmospheric interface for wafers being fabricated by tools that use either atmospheric or vacuum processes. In addition to proprietary products, we also provide “Extended Factory” services to build EFEMs and other sub-systems which are based on an OEM specified design. We believe that we are the largest worldwide manufacturer of EFEMs through our Gresham, Oregon and Wuxi, China facilities.

We provide the products and technology to create the required vacuum as well as automate these processes. For vacuum-based processes, our automation systems use vacuum robots to transfer wafers into the OEM’s process modules. In addition, high vacuum pumps, which we also provide, are required in certain process steps to remove all potentially contaminating gases and impurities from the processing environment and to optimize that environment by maintaining pressure consistency of the known process gas. In achieving optimal production yields, semiconductor manufacturers must also ensure that each process operates at carefully controlled pressure levels. Impurities or incorrect pressure levels can lower production yields, thereby significantly increasing the cost per useable semiconductor chip produced. We provide various pressure measurement instruments that form part of this pressure control loop on production processing equipment. Some key vacuum processes include: dry etching and dry stripping; chemical vapor deposition, or CVD; physical vapor deposition, or PVD; and ion implantation.

Current Trends

Our primary served market is the global semiconductor industry. The demand for semiconductors and semiconductor manufacturing equipment is highly cyclical. We believe it is both reasonable and prudent to expect that the global semiconductor industry will experience market conditions that fluctuate unpredictably and at times, severely. During fiscal 2006 and continuing into fiscal 2007, Brooks benefited from a cyclical upturn in demand for its products and services, which helped drive revenues and earnings to record levels. During the fourth quarter of fiscal 2007, the Company began to observe a slowdown in the demand for semiconductor capital equipment, the duration of which carried through all of fiscal 2008. During fiscal 2008, we continued to see growth in demand for our products in the other markets we serve. Based on discussions with our customer base, and external market forecasts, we previously had expected an improvement in demand for semiconductor capital equipment during 2009. Our outlook changed dramatically near the end of our fourth quarter of fiscal 2008 based on the impact of major economies moving into recession and the collateral effects of the recent financial crisis which will likely result in an extended and deep downturn into fiscal 2009. It is difficult to accurately predict the length of such downturns. Further, the short lead times for semiconductor capital equipment result in limited visibility to future demand trends. Although the non-semiconductor markets we serve did not reflect weakness during 2008, the recent global economic contraction could impact these markets. The decline of market valuations for public companies in the semiconductor capital equipment industry, and the deterioration in demand within the industry resulted in an impairment to the carrying value of our goodwill, intangible assets and certain buildings and leasehold improvements. We recorded an impairment charge of $200.1 million to our goodwill and intangible assets, and an impairment charge of $3.5 million for certain buildings and leasehold improvements as of September 30, 2008.

The major tool manufacturers in the semiconductor capital equipment market have been changing their business models to outsource the manufacturing of key subsystems including wafer handling systems. This trend of outsourcing has accelerated through the semiconductor industry’s transition to cluster tools, which have increased the need for reliability and performance. Furthermore, our OEM customers believe they generate more value for their customers by leveraging their expertise in process technology, rather than electro-mechanical technology. Since the early 2000s, many of the major OEMs have begun to look outside their captive capabilities to suppliers, like us, who could provide them with fully integrated and tested systems. We continue to benefit from these trends.

Our customers serving the global semiconductor industry continue to experience a material shift in the fabrication of wafers from North American and European based facilities to wafer fabs and foundries located in Asia. We have positioned our Extended Factory business in Wuxi, China to become a critical partner of major OEMs as they execute supply chain strategies within this region. In addition to this regional shift, the global semiconductor industry is one that is continuously focused on cost reduction. As such, companies that are a part of, or a supplier to, this industry are expected to support their customers’ focus on reducing the costs of operating and maintaining their manufacturing network. In addition to innovative technology solutions that increase device yields at the wafer and wafer throughput per tool, we are aggressively looking to access markets and resources that enable us to leverage the benefits of lower cost materials and production facilities located in Asia.

Segments

In the fourth quarter of fiscal 2007, following the divestiture of our software division, we made changes to our internal reporting structure and began reporting results in three segments: Automation Systems; Critical Components; and Global Customer Operations. In the second quarter of fiscal 2008 these segment disclosures were refined to reflect the results of a comprehensive review of operations conducted subsequent to the appointment of a new CEO and CFO. These refinements resulted in minor changes to the previously disclosed split of revenues and gross margins among segments and between products and services.

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

The Global Customer Operations segment consists of our after market activities including an extensive range of service support to our customers to address their on-site needs, spare parts and repair services, and support of legacy product lines.

Our fiscal 2008 segment revenues by end market were as follows:

	Automation	Critical	Global Customer
	Systems	Components	Operations

Semiconductor	87%	53%	77%
Industrial	—	30%	16%
Other	13%	17%	7%

	100%	100%	100%

The Automation Systems segment provides automation products for vacuum and atmospheric equipment, as well as mini-environment products, calibration and alignment products and high-precision airflow controls primarily for the semiconductor industry and high performance electronics industries. These products include wafer transport robots and platforms sold to semiconductor equipment manufacturers, as well as products for lithography that automate storage, inspection and transport of photomasks or reticles sold directly to chip manufacturers. We offer hardware for process and metrology equipment as either modules or systems. The products sold as modules are discrete components such as robots, load ports, and aligners, while those products sold as systems are pre-integrated assemblies such as the cluster tool platform that may consist of a number of modules provided by us or other suppliers.

The Critical Components segment provides products and subsystems designed to create, measure and control vacuum technology solutions such as cryogenic pumps for creating vacuum, product for measuring vacuum, and thermal management products that are used in manufacturing equipment for the semiconductor, data storage, flat panel display and solar industries.

The Global Customer Operations segment provides customers worldwide with crucial and timely support of all our hardware offerings. We assist with the installation of hardware products, product training, consulting and sustaining on-site support. Our extensive range of global support and system monitoring services are designed to lower the total cost of ownership for our customers. The objective is to increase our customers’ system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers’ installed base of production tools through upgrades and other services, including the support of legacy product lines. In addition, we maintain spare parts inventories in regional hubs to enable our personnel to serve our customers and to service our products more efficiently.

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

Customers

Within the semiconductor industry, we sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. Our customers outside the semiconductor industry are broadly diversified. We have major customers in North America, Europe and Asia. We expect international revenues to continue to represent a significant percentage of total revenues, as our industry is seeing an increasing business shift to Asia. See Note 16, “Segment and Geographic Information” of Notes to the Consolidated Financial Statements for further discussion of our sales by geographic region and revenue, income and assets by reportable segment. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to foreign operations.

Relatively few customers account for a substantial portion of our revenues, with the top 10 customers accounting for approximately 52% of our business in fiscal 2008. We have two customers, Applied Materials, Inc. and Lam Research Corporation, that each accounted for more than 10% of our overall revenues for the year.

Sales, Marketing and Customer Support

We market and sell our products and services in Asia, Europe and North America through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases a customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization when required, and to ensure open communication and support. Some of our Critical Components products and services for certain international markets are sold through local country distributors. Additionally, we serve the Japanese market for our Automation Systems products and services through our Yasakawa Brooks Automation (YBA) joint venture with Yasakawa Electric Corporation of Japan.

Our marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, publication of press releases and articles in business and industry publications. To enhance communication and support, particularly with our international customers, we maintain sales and service centers in Asian, European and North American locations. These facilities, together with our headquarters, maintain local support capability and demonstration equipment for customers to evaluate. Customers are encouraged to discuss features and applications of our demonstration equipment with our engineers located at these facilities.

Competition

The semiconductor fab and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The majority of equipment automation is still done in-house by OEMs. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihan, Daikin and Rorze. Also, contract manufacturing companies such as Sanmina, FoxSemicon and Flextronics are offering limited assembly and manufacturing services to OEMs. Our competitors among vacuum subsystems suppliers include Sumitomo Heavy Industries (SHI), Genesis, MKS Instruments and Inficon.

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

Research and Development

Our R&D efforts are principally focused on developing new products and services. Additionally, we invest in the enhancement of the functionality, degree of integration, reliability and performance of our existing products. Our engineering, marketing, operations and management personnel leverage their close collaborative relationships with many of their counterparts in customer organizations in an effort to proactively identify market demands with an ability to refocus our research and development investment to meet those demands as our customers require. With the rapid pace of change that characterizes semiconductor technology it is essential for us to provide high-performance and reliable products in order for us to maintain our leadership position.

Manufacturing

Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to ensure the performance of our products. Our major manufacturing facilities are located in Chelmsford, Massachusetts; Gresham, Oregon; Petaluma, California; and Longmont, Colorado. As part of the Company’s long-term strategy to source products from lower cost Asian regions, we commenced utilizing our recently acquired manufacturing site in Wuxi, China to expand the reach of our Extended Factory strategy. The Wuxi facility conducts final assembly operations and the integration of products using sub-components being sourced from suppliers within a variety of lower cost Asian regions. Additionally, we manufacture certain sub-components for our vacuum products utilizing a third party manufacturing facility in Monterrey, Mexico.

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

Patents and Proprietary Rights

We rely upon patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the semiconductor, flat panel display and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into proprietary information and nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development programs. We cannot guarantee that any patent obtained will provide protection or be of commercial benefit to us. Despite these efforts, others may independently develop substantially equivalent proprietary information and techniques. As of September 30, 2008, we have 368 United States patents and had 130 United States patent applications pending on our behalf. In addition, we have 392 foreign patents and had 439 foreign patent applications pending on our behalf. Our United States patents expire at various times through March 2027. We cannot guarantee that our pending patent applications or any future applications will be approved, or that any patents will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to ours. These patent applications may have priority over patent applications filed by us.

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

We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ‘166 patent, and 5,097,421, or the ‘421 patent. Asyst later withdrew its claims related to the ‘166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ’421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. Asyst appealed, and on October 10, 2008, the United States Court of Appeals for the Federal Circuit entered an order affirming the District Court’s final judgment in favor of Jenoptik.

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

Backlog

Backlog for our products as of September 30, 2008, totaled $63.8 million as compared to $111.2 million at September 30, 2007. This decrease is due to the cyclical semiconductor downturn and the current global economic contraction. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog consists of orders principally for hardware and service agreements. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Employees

At September 30, 2008, we had 1,658 full time employees. In addition, the Company utilized 208 part time employees and contractors. We believe our future success will depend in larger part on our ability to attract and retain highly skilled employees. Approximately 55 employees in our facility in Jena, Germany are covered by a collective bargaining agreement. We consider our relationships with these and all employees to be good.

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

Risks Relating to Our Industry

Due in part to the cyclical nature of the semiconductor manufacturing industry and related industries, as well as due to volatility in worldwide capital and equity markets, we have recently incurred operating losses and may have future losses.

Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years and at present, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors, and these cycles have had a negative impact on our business, sometimes causing declining revenues and operation losses. Ongoing volatility in worldwide capital and equity markets is likely to have a similarly negative impact on our business. Recent economic developments on an international scale could lead to substantially diminished demand for our products and those of our customers which incorporate our products, especially in the semiconductor manufacturing industry. We could continue to experience future operating losses during an industry downturn and any period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.

We face substantial competition which may lead to price pressure and otherwise adversely affect our sales.

We face substantial competition throughout the world in each of our product areas. Our primary competitors are Asyst, Genesis, Inficon, Kawasaki, MKS Instruments, Rorze, Sankyo, SHI, Shinko and TDK and other smaller, regional companies. Also, contract manufacturing companies such as Sanmina and Flextronics are offering limited assembly and manufacturing services to the OEMs. We also endeavor to sell products to OEMs, such as Applied Materials, Novellus, KLA-Tencor and TEL, that also satisfy some or all of their semiconductor and flat panel display handling needs internally rather than by purchasing systems or modules from a supplier like us. Many of our competitors have substantial engineering, manufacturing, marketing and customer support capabilities. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions or decide not to compete for certain orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

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

Our success is dependent on our ability to respond to the technological change present in the markets we serve. The success of our product development and introduction depends on our ability to:

•	accurately identify and define new market opportunities and products;

•	obtain market acceptance of our products;

•	timely innovate, develop and commercialize new technologies and applications;

•	adjust to changing market conditions;

•	differentiate our offerings from our competitors’ offerings;

•	obtain intellectual property rights where necessary;

•	continue to develop a comprehensive, integrated product and service strategy;

•	properly price our products and services; and

•	design our products to high standards of manufacturability such that they meet customer requirements.

If we cannot succeed in responding in a timely manner to technological and/or market changes or if the new products that we introduce do not achieve market acceptance, we could lose our competitive position which could materially harm our business and our prospects.

Restructuring activities could adversely affect our ability to execute our business strategy.

Should it become necessary for us to restructure our business, including reducing our work force, due to worldwide market conditions or other factors that reduce the demand for our products and services, our ability to execute our business strategy could be adversely affected in a number of ways, including the loss of key employees; diversion of management’s attention from normal daily operations of the business; diminished ability to respond to customer requirements, both as to products and services; disruption of our engineering and manufacturing processes, which could adversely affect our ability to introduce new products and to deliver products both on a timely basis and in accordance with the highest quality standards; and a reduced ability to execute effectively internal administrative processes, including the implementation of key information technology programs.

We face risks associated with the implementation of our new Enterprise Resource Planning System.

We are in the process of installing a third party enterprise resource planning system, or ERP System, across our facilities, which will enable the sharing of customer, supplier and other data across our company. The installation and integration of the ERP System may divert the attention of our information technology professionals and certain members of management from the management of daily operations to the integration of the ERP System. Further, we may experience unanticipated delays in the implementation of the ERP System, increased costs from what we had anticipated to implement the ERP System, difficulties in the integration of the ERP System across our facilities or interruptions in service due to failures of the ERP System. Continuing and uninterrupted performance of our ERP System is critical to the success of our business strategy. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The global nature of our business exposes us to multiple risks.

For the fiscal years ended September 30, 2008 and 2007, approximately 36% and 33%, respectively, of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

In the future, we may make acquisitions or significant investments in businesses with complementary products, services and/or technologies. Acquisitions present numerous risks, including:

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

We face litigation risks relating to our past practices with respect to equity incentives that could have a material adverse effect on our business.

Several lawsuits, including both putative securities class actions and shareholder derivative actions, have been filed against us, our directors and officers and certain of our former directors and officers relating to our past practices with respect to equity incentives. See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings. Although all matters brought against us have been resolved or withdrawn, future actions could be taken. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of such lawsuits would result in significant expense and the continued diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Some or all of the amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

Under indemnification agreements we have entered into with our officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material, in particular since one of our former officers has been charged in connection with the United States Attorney’s investigation into our past practices with respect to equity incentives.

Risks Relating to Our Customers

Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.

We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 52%, 54% and 50% of our total revenues in the fiscal years ended September 30, 2008, 2007 and 2006, respectively. As the semiconductor manufacturing industry continues to consolidate and a difficult cyclical downturn takes hold, the number of our potential customers could decrease, which would increase our dependence on our limited number of customers. The loss of one or more of these major customers, a decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

Our customers may need several months to test and evaluate our products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. The impact of this risk can be magnified during the periods in which we introduce a number of new products, as has been the case during fiscal 2007 and 2008. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its plans.

In addition, many of our products will not be sold directly to the end-user but will be components of other products. As a result, we rely on OEMs to select our products from among alternative offerings to be incorporated into their equipment at the design stage; so-called design-ins. The OEMs’ decisions often precede the generation of volume sales, if any, by a year or more. Moreover, if we are unable to achieve these design-ins from an OEM, we would have difficulty selling our products to that OEM because changing suppliers involves significant cost, time, effort and risk on the part of that OEM.

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

The majority of our manufacturing facilities are concentrated in one location. If the operations of these facilities were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed because we may be unable to manufacture and ship products and parts to our customers in a timely fashion.

Our business could be materially harmed if one or more key suppliers fail to deliver key components.

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. Further, we are increasing our sourcing of products in Asia, and particularly in China, and we do not have a previous course of dealing with many of these suppliers. We do not generally have long-term supply contracts with any of these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event of an industry upturn, these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier alters their manufacturing processes and suffers a production stoppage for any reason or modifies or discontinues their products, this could result in a delay or reduction in product shipments to our customers. Any of these contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2007 through the end of fiscal year 2008, our stock price fluctuated between a high of $19.96 per share and a low of $7.68 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

A material amount of our assets represents goodwill and intangible assets, and our net income will be reduced if our goodwill or intangible assets become impaired.

As of September 30, 2008, our goodwill and intangible assets, net, represented approximately $178.4 million, or 26.9%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the customer relationships and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. During the year ended September 30, 2008, we recorded non-cash impairment charges of $200.1 million related to goodwill and intangible assets. We could be required to recognize additional reductions in our net income caused by the write-down of goodwill or intangible assets, which if significantly impaired, could materially and adversely affect our results of operations. See Note 6, “Goodwill and Intangible Assets” of Notes to the Consolidated Financial Statements for further discussion of goodwill and intangible assets.

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

We have not received written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before September 30, 2008 and remain unresolved.

Item 2.	Properties

Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We have a lease on a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active principal facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(Approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing and R&D	293,800	Owned
Chelmsford, Massachusetts	Manufacturing, training and warehouse	95,000	October 2014
Gresham, Oregon	Manufacturing and R&D	176,900	December 2010
Wuxi, China	Manufacturing	81,800	August 2010
Petaluma, California	Manufacturing and R&D	72,300	September 2011
Longmont, Colorado	Manufacturing and R&D	60,900	February 2015
Yongin-City, South Korea	Manufacturing, R&D and sales & support	35,200	November 2015
Jena, Germany	R&D, sales & support	31,300	Several leases with terms that end through July 2009

Our Automation Systems segment utilizes the facilities in Massachusetts, Oregon, South Korea and China. Our Critical Components segment utilizes the facilities in Massachusetts, California and Colorado. Our Global Customer Operations segment utilizes the facilities in Massachusetts, Germany and South Korea.

We maintain additional sales & support and training offices in California and Texas and overseas in Europe (France and Germany), as well as in Asia (Japan, China, Singapore and Taiwan) and the Middle East (Israel).

We currently sublease a total of 236,500 square feet of space previously exited as a result of our various restructuring activities. Another 141,800 square feet of mixed office and manufacturing/research and development space located in Massachusetts and Arizona is not in use and unoccupied at this time. We are actively exploring options to sublease, sell or negotiate an early termination agreement on this vacant property.

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

Regulatory Proceedings Relating to Equity Incentive Practices and the Restatement

All pending inquiries and investigations of the Company by agencies of the United States Government pertaining to our past equity incentive-related practices have now been concluded, as described more fully below.

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

On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, our former Chief Executive Officer and Chairman, with income tax evasion. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws.

On May 19, 2008, we entered into a settlement with the SEC relating to our historical stock option granting processes. We agreed to settle with the SEC, without admitting or denying the allegations in the Commission’s complaint, by consenting to the entry of a judgment enjoining future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. We were not charged by the SEC with fraud nor were we required to pay any civil penalty or other money damages as part of the settlement. The option grants to which the SEC refers in its complaint were made between 1999 and 2001. The settlement completely resolves the previously disclosed SEC investigation into our historical stock option granting practices. As we disclosed previously, we were not charged in the criminal indictment against Mr. Therrien, and the United States Attorney’s Office has informed us that it has closed this matter as it relates to Brooks.

Private Litigation

All private class action and derivative action matters commenced against the Company relating to past equity incentive-related practices have been concluded or dismissed, as described more fully below.

On May 22, 2006, a derivative action was filed nominally on our behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al.

On May 26, 2006, another derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on our behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al.

On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the plaintiffs filed a Consolidated Shareholder Derivative Complaint, which named several of our current and former directors, officers, and employees as defendants. The Consolidated Shareholder Derivative Complaint alleged that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and sought, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to Brooks of all profits from allegedly backdated stock option grants, equitable relief, and plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The defendants served motions to dismiss and, in response, plaintiffs moved for leave to amend their complaint. The Proposed Amended Complaint made allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and named additional directors and officers as defendants. On May 4, 2007, the court granted plaintiffs leave to file an amended complaint. On June 22, 2007, the defendants served plaintiffs with motions to dismiss the amended complaint. The parties completed briefing the motions to dismiss on September 27, 2007, and oral argument was heard on December 4, 2007. On August 1, 2008, the court granted our motion to dismiss the case, and entered an order dismissing the amended consolidated shareholder derivative complaint in its entirety.

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

The District Court issued an order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006, which named several of our current and former directors, officers, and employees as defendants. The Consolidated Verified Shareholder Derivative Complaint alleged violations of Section 10(b) and Rule 10b-5 of the Exchange act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and sought, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. The court held a hearing on defendants’ motions to dismiss on August 6, 2008. On September 26, 2008, the court entered an order approving the plaintiffs’ voluntary dismissal of the action without prejudice.

On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al.

On July 19, 2006, a second putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. On December 13, 2006, the court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff filed a Consolidated Amended Complaint, which named as defendants current and former directors and officers of Brooks, as well as PricewaterhouseCoopers LLP, our auditor. The Consolidated Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 and Sections 11, 12(a)(2), and 15 of the Securities Act.

Motions to dismiss were filed by all defendants in the case. In partial response to defendants’ motions to dismiss, the lead plaintiff filed a motion to amend the complaint to add a named plaintiff on May 10, 2007. Defendants filed an opposition to this motion. On June 26, 2007, the court heard argument on defendants’

motions to dismiss and lead plaintiff’s motion to amend the complaint. On November 6, 2007, the court granted in part and denied in part defendants’ motions to dismiss, and allowed lead plaintiff’s motion to add a named plaintiff. The claims against PricewaterhouseCoopers LLP were dismissed. On June 24, 2008, a Stipulation and Agreement of Settlement Between All Parties was filed, pursuant to which the parties proposed a final settlement. The terms of the settlement, which includes no admission of liability or wrong doing by Brooks, provide for a full and complete release of all claims in the litigation, a bar order against claims in the nature of contribution, and a payment of $7.75 million to be paid directly by our insurance carrier into a settlement fund, pending final documentation and approval by the court of a plan of distribution. As of September 30, 2008, we recorded a receivable from our liability insurers of $8.8 million within current assets on our audited consolidated balance sheets which includes the settlement fund obligation of $7.75 million and a reimbursement of professional fees of $1.0 million. On October 3, 2008, the court entered orders granting the parties’ motion for settlement and closed the case.

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action.

On August 15, 2007, two actions were filed in Massachusetts Superior Court for Middlesex County, nominally on Brooks’ behalf, captioned Darr v. Grady et al. and Milton v. Grady et al. The two plaintiffs in these actions purported to be shareholders who had previously demanded that Brooks take action against individuals who allegedly had involvement with backdated stock options, and to which Brooks had responded. The defendants in these actions were several of our current and former officers, directors, and employees. These actions alleged several claims against the defendants based on granting or receiving backdated stock options, including breach of fiduciary duties, corporate waste, and unjust enrichment. The complaint sought on our behalf, inter alia, damages, extraordinary equitable and/or injunctive relief, an accounting, a constructive trust, disgorgement, and plaintiff’s costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. On September 20, 2007, the court granted defendants’ motion to consolidate the two matters. On June 5, 2008, the court granted plaintiffs’ motion for appointment as lead counsel, and on July 3, 2008, plaintiffs filed a consolidated amended complaint. On September 9, 2008, plaintiffs moved for voluntary dismissal, and on September 16, 2008, the court entered an order approving the plaintiffs’ motion for voluntary dismissal.

Matter to which the Company is Not a Party

Jenoptik-Asyst Litigation

We acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ’166 patent, and 5,097,421, or the ’421 patent. Asyst later withdrew its claims related to the ’166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ’421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. Asyst appealed, and on October 10, 2008, the United States Court of Appeals for the Federal Circuit entered an order affirming the District Court’s final judgment in favor of Jenoptik.

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

Litigation is inherently unpredictable and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the Nasdaq Global Market:

	High	Low

Fiscal year ended September 30, 2008
First quarter	$15.01	$12.07
Second quarter	13.07	9.40
Third quarter	11.16	8.27
Fourth quarter	11.25	7.68
Fiscal year ended September 30, 2007
First quarter	$15.26	$12.79
Second quarter	17.53	13.74
Third quarter	18.66	16.38
Fourth quarter	19.96	13.52

Number of Holders

As of October 31, 2008, there were 1,211 holders of record of our common stock.

Dividend Policy

We have never declared or paid a cash dividend on our capital stock. The Board of Directors periodically reviews the strategic use of cash in excess of business needs.

Issuance of Unregistered Common Stock

Not applicable.

Issuer’s Purchases of Equity Securities

On November 9, 2007, we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of our outstanding common stock. We did not repurchase any of our stock pursuant to this plan during the three months ended September 30, 2008. At each of July 31, August 31 and September 30, 2008, approximately $109.8 million of our common stock remained available for repurchase under the plan. There is no expiration date for the plan.

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of certain shares of restricted stock during the three months ended September 30, 2008. Upon purchase, these shares are immediately retired.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

July 1 — 31, 2008	396	$8.11	396	$—
August 1 — 31, 2008	2,899	9.25	2,899	—
September 1 — 30, 2008	515	8.82	515	—

Total	3,810	$9.07	3,810	$—

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2008(4)	2007(1)(3)	2006(1)(2)	2005(1)	2004(1)
	(In thousands, except per share data)

Revenues	$526,366	$743,258	$607,494	$369,778	$415,474
Gross profit	$126,828	$219,595	$186,650	$99,786	$130,124
Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures	$(236,152)	$55,636	$24,067	$(5,054)	$15,889
Income (loss) from continuing operations	$(236,625)	$54,301	$22,346	$(5,953)	$19,318
Net income (loss)	$(235,946)	$151,472	$25,930	$(11,612)	$14,659
Basic earnings (loss) from continuing operations per share	$(3.67)	$0.74	$0.31	$(0.13)	$0.45
Diluted earnings (loss) from continuing operations per share	$(3.67)	$0.73	$0.31	$(0.13)	$0.44
Shares used in computing basic earnings (loss) per share	64,542	73,492	72,323	44,919	43,006
Shares used in computing diluted earnings (loss) per share	64,542	74,074	72,533	44,919	43,573

	As of September 30,
	2008	2007	2006	2005	2004
	(In thousands)

Total assets	$663,638	$1,014,838	$992,577	$624,080	$671,039
Working capital	$235,795	$346,883	$252,633	$168,231	$294,137
Current portion of long-term debt and other obligations	$—	$—	$—	$12	$11
Subordinated notes due 2008	$—	$—	$—	$175,000	$175,000
Other long-term debt (less current portion)	$—	$—	$—	$2	$14
Stockholders’ equity	$541,995	$859,779	$799,134	$309,835	$312,895

	Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$147,833	$147,647	$124,016	$106,870
Gross profit	$38,449	$36,439	$28,857	$23,083
Loss from continuing operations	$(1,419)	$(8,664)	$(10,326)	$(216,216)
Basic and diluted loss from continuing operations per share	$(0.02)	$(0.14)	$(0.17)	$(3.45)

	Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$191,368	$194,926	$190,461	$166,503
Gross profit	$59,682	$62,490	$57,436	$39,987
Income (loss) from continuing operations	$16,979	$15,751	$22,864	$(1,293)
Basic earnings (loss) from continuing operations per share	$0.23	$0.21	$0.30	$(0.02)
Diluted earnings (loss) from continuing operations per share	$0.23	$0.21	$0.30	$(0.02)

(1)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division and the Software division which were reclassified as a discontinued operation in June 2005 and October 2006, respectively.

(2)	Amounts include results of operations of Helix Technology Corporation (acquired October 26, 2005) and Synetics Solutions Inc. (acquired June 30, 2006) for the periods subsequent to their respective acquisitions.

(3)	Amounts include results of operations of Keystone Electronics (Wuxi) Co., Ltd. (acquired effective July 1, 2007) for the periods subsequent to its acquisition.

(4)	Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a non-cash $200.1 million charge for the impairment of goodwill and intangible assets and a $3.5 million charge for the impairment of certain buildings and leasehold improvements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success. Our largest served market is the semiconductor manufacturing industry. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and solar markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.

On March 30, 2007, we completed the sale of our software division, Brooks Software, to Applied Materials, Inc. (“Applied”) for cash consideration and the assumption of certain liabilities related to Brooks Software. Brooks Software provided real-time applications for greater efficiency and productivity in collaborative, complex manufacturing environments. We transferred to Applied substantially all of our assets primarily related to Brooks Software, including the stock of several subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software. We sold our software division in order to focus on our core semiconductor-related hardware businesses. We recognized a gain on disposal of the software division. Effective October 1, 2006, our consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In the fourth quarter of fiscal 2007, we made changes to our internal reporting structure and began reporting results in three segments: Automation Systems, Critical Components and Global Customer Operations. In the second quarter of fiscal 2008 these segment disclosures were refined to reflect the results of a comprehensive review of operations conducted subsequent to the appointment of a new CEO and CFO. These refinements resulted in minor changes to the previously disclosed split of revenues and gross margins among segments and between products and services. Our Automation Systems segment provides a range of wafer handling products and systems that support both atmospheric and vacuum process technology used by our customers. Our Critical Components Operations segment includes cryogenic vacuum pumping, thermal management and vacuum measurement products used to create, measure and control critical process vacuum applications. Our Global Customer Operations segment consists of our after market activities including an extensive range of service support to our customers to address their on-site needs, spare parts and repair services, and support of legacy product lines. Certain reclassifications have been made in the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. During fiscal 2006 and throughout most of fiscal 2007, we benefited from an industry expansion. During the fourth quarter of fiscal 2007, we began to observe a contraction in the demand for semiconductor manufacturing equipment. The length and severity of these downturns can be difficult to predict.

Recent Developments

We have experienced changes in our senior management team during fiscal year 2008 including the appointment of a new President and Chief Executive Officer, Robert J. Lepofsky, on October 1, 2007, and the appointment of a new Chief Financial Officer, Martin S. Headley, on January 28, 2008. Our new management team embarked on a review of our organizational structure and resource requirements, which resulted in restructuring charges during fiscal year 2008.

In fiscal 2008, our total revenues decreased from fiscal 2007 by 29.2% to $526.4 million. Our revenue by segment for fiscal 2008 and 2007 is as follows (in thousands):

	For the Year Ended September 30,
	2008		2007

Automation Systems	$273,294	51.9%	$443,501	59.7%
Critical Components	127,035	24.1%	165,225	22.2%
Global Customer Operations	126,037	24.0%	134,532	18.1%

	$526,366	100.0%	$743,258	100.0%

During the fourth quarter of fiscal 2007, we began to observe a slowdown in the demand for semiconductor capital equipment. This slowdown continued throughout fiscal year 2008. Based on discussions with our customer base, and external market forecasts, we had expected a material improvement in demand for semiconductor capital equipment during 2009. Based on recent communications with our semiconductor customers, and revised external market forecasts, we now believe that demand for our products will decline further as a result of the global economic slowdown. This abrupt change in our outlook has resulted in an expectation of lower cash flows from all three of our operating segments, which has led to an impairment of our goodwill and intangible assets of $200.1 million as of September 30, 2008. In addition, we recorded an impairment charge of $3.5 million to write-down certain buildings and leasehold improvements to fair value as of September 30, 2008.

In response to the weakness in demand, we have begun an analysis of our cost structure and expect to make further significant cost reductions during 2009. Due to the preliminary stage of this analysis, we cannot yet predict the cost or benefit of this restructuring effort.

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

Revenue associated with service agreements is generally recognized ratably over the term of the contract. Revenue from repair services or upgrades of customer-owned equipment is recognized upon completion of the repair effort and upon the shipment of the repaired item back to the customer. In instances where the repair or upgrade includes installation, revenue is recognized when the installation is completed.

Intangible Assets, Goodwill and Other Long-Lived Assets

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

We have elected to perform our annual goodwill impairment testing as required under FAS 142 on September 30 of each fiscal year. During this process, estimates of revenue and expense were developed for each of our reporting units based on internal as well as external market forecasts. Our analyses indicated no impairment of the goodwill in fiscal 2006 and 2007. Although we experienced a cyclical slowdown in demand during fiscal 2008, external market forecasts available to us throughout this period indicated that demand would improve in 2009. These external market forecasts changed abruptly toward the end of fiscal 2008 and again into early fiscal 2009. The downturn experienced in the semiconductor capital equipment market during 2008 has been worsened by the global economic slowdown. We do not expect a recovery in demand for semiconductor capital equipment in the near term. This abrupt change in our outlook has resulted in an expectation of lower cash flows from all three of our operating segments, which has led to an impairment of our goodwill and intangible assets of $200.1 million as of September 30, 2008. The determination of the amount of an impairment includes a number of judgments including the determination of peer companies, which are used to determine discount rates and terminal value factors. We also construct multi-year cash flow forecasts for each segment, which are discounted to present value using the predetermined discount rate.

Accounts Receivable

We record trade accounts receivable at the invoiced amount. Trade accounts receivables do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by customer. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is estimated by assessing product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and may result in additional benefits or charges to operations.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we subsequently determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

In accordance with SFAS 109, management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2008. Given the losses incurred in fiscal 2008 combined with the near term uncertainty with regard to the outlook of the semiconductor sector, we have determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence.

Stock-Based Compensation

As of October 1, 2005, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of our common stock over the exercise price of the restricted stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model.

Year Ended September 30, 2008, Compared to Year Ended September 30, 2007

Revenues

We reported revenues of $526.4 million for the year ended September 30, 2008, compared to $743.3 million in the previous year, a 29.2% decrease. The total decrease in revenues of $216.9 million impacted all of our operating segments. Our Automation Systems segment revenues decreased by $170.2 million, our Critical Components segment revenues decreased by $38.2 million and our Global Customer Operations segment revenues decreased by $8.5 million. These decreases were the result of lower volume shipments in response to declining demand for semiconductor capital equipment. We expect the volume of shipments to further decline in the near term in response to the global economic slowdown.

Our Automation Systems segment reported revenues of $273.3 million in the year ended September 30, 2008, a decrease of 38.4% from $443.5 million in the prior year. This decrease is attributable to weaker demand for semiconductor capital equipment and impacted all product lines within this segment.

Our Critical Components segment reported revenues of $127.0 million, a 23.1% decrease from $165.2 million in the prior year. This decrease principally reflects lower revenues of $30.7 million for cryogenic vacuum pumping, including a one-time royalty license of $8.5 million recorded in the prior year. These decreases were partially offset by $4.9 million of increased revenue from non-semiconductor industry related customers.

Our Global Customer Operations segment reported revenues of $126.0 million, a 6.3% decrease from $134.5 million in the prior year. This decrease is attributable to lower legacy product revenue of $5.3 million, lower service contract and repair revenues of $2.5 million and lower spare part revenue of $0.6 million. Service contract and repair revenues, which include spare parts, were $114.7 million, a 2.7% decrease from $117.9 million in the prior year. All service revenues are related to our Global Customer Operations segment.

Revenues outside the United States were $189.5 million, or 36.0% of total revenues, and $248.8 million, or 33.5% of total revenues, in the years ended September 30, 2008 and 2007, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

Gross Margin

Gross margin dollars decreased to $126.8 million for the year ended September 30, 2008, a decrease of 42.3% from $219.6 million for the year ended September 30, 2007. Gross margin for both periods included $9.3 million of completed technology amortization related to the acquisitions of Helix Technology Corporation in October 2005 and Synetics Solutions Inc. in June 2006. Gross margin percentage decreased to 24.1% for the year ended September 30, 2008, compared to 29.5% for the prior year, primarily due to the lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Automation Systems segment decreased to $54.7 million in the year ended September 30, 2008, a decrease of 54.2% from $119.5 million for the year ended September 30, 2007. Gross margin included $0.6 million in both years for completed technology amortization related to the Synetics acquisition. Gross margin percentage decreased to 20.0% for the year ended September 30, 2008 as compared to 26.9% in the prior year, primarily due to lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Critical Components segment decreased to $47.9 million in the year ended September 30, 2008, a decrease of 27.6% from $66.2 million in the prior year. Gross margin for both periods included $3.9 million of completed technology amortization related to the Helix acquisition. Gross margin for the prior year includes an $8.5 million one-time royalty license. Gross margin percentage was 37.7% for the year ended September 30, 2008 as compared to 40.1% in the prior year. This decrease is the result of the one-time royalty license in the prior year which increased the prior year gross margin percentage by 3.2%. Effective cost containment efforts for this segment offset the impact of lower absorption of factory overhead on lower revenues.

Gross margin of our Global Customer Operations segment decreased to $24.2 million in the year ended September 30, 2008, a decrease of 28.6% from the $33.9 million in the prior year. Gross margin for both periods included $4.8 million of completed technology amortization related to the Helix acquisition. Gross margin percentage was 19.2% for the year ended September 30, 2008 as compared to 25.2% in the prior year. The decrease in gross margin percentage was attributable to reduced margin on legacy product sales caused primarily by charges to write-down legacy product inventory to net realizable value, and an under utilization of our service infrastructure. In response to these declining gross margins, we have reduced the size of our service infrastructure, and expect to make additional cost reductions.

Research and Development

Research and development expenses for the year ended September 30, 2008, were $42.9 million, a decrease of $8.8 million, compared to $51.7 million in the previous year. While there is continued support for high priority projects, we did experience lower spending of $6.6 million associated with automation systems product development with certain development cycles coming to completion.

Selling, General and Administrative

Selling, general and administrative expenses were $110.5 million for the year ended September 30, 2008, a decrease of $9.9 million compared to $120.4 million in the prior year. The decrease is primarily attributable to a $6.2 million decrease in management incentive costs, a $2.5 million decrease in legal fees primarily as a result of the settlement of stockholder litigation and a $1.3 million reduction in stock-based compensation expense mainly due to the departure of certain executives. In connection with our implementation of the Oracle ERP system, we treat certain internal labor costs as part of the cost to implement this system. These costs, along with third party consulting fees and software licenses are treated as capital expenditures, and will be depreciated over the useful life of this system. During fiscal 2008, we increased the amount of labor costs capitalized for our Oracle project by $1.2 million, with an offsetting reduction to our selling, general and administrative expenses. These decreases were partially offset by $1.1 million of higher intangible asset amortization.

Impairment Charges

We recorded a non-cash impairment charge of $203.6 million in the year ended September 30, 2008. We experienced a cyclical slowdown in demand during fiscal 2008. Throughout most of fiscal 2008, external market forecasts indicated that demand would improve in 2009. These external market forecasts changed abruptly at the end of fiscal 2008 and into early fiscal 2009. The downturn experienced in the semiconductor capital equipment market during 2008 has been worsened by the global economic slowdown. We do not expect a recovery in demand for semiconductor capital equipment in the near term. This abrupt change in our outlook has resulted in an expectation of lower cash flows from all three of our operating segments, which has led to a non-cash impairment of our goodwill and intangible assets of $200.1 million as of September 30, 2008. In addition, we recorded a non-cash impairment charge of $3.5 million to write-down certain buildings and leasehold improvements to fair value as of September 30, 2008.

Restructuring Charges

We recorded a charge to continuing operations of $7.3 million in the year ended September 30, 2008. This charge consists of $6.8 million of severance costs associated with workforce reductions of 230 employees in operations, service and administrative functions across all the main geographies in which we operate. We also incurred $0.5 million of costs to vacate excess facilities in San Jose, California and South Korea. Our restructuring charges by segment for fiscal 2008 were: Global Customer Operations — $2.7 million, Automated Systems — $2.2 million and Critical Components - $0.4 million. In addition, we incurred $2.0 million of restructuring charges in fiscal 2008 that were related to general corporate functions that support all of our segments. The accruals for workforce reductions are expected to be paid over the next twelve months. We expect the annual salary and benefit savings as a result of these actions will be approximately $14.0 million. The cost savings resulting from these restructuring actions are expected to yield actual cash savings, net of the related costs, within twelve months. We are expanding our cost reduction efforts in response to the global economic slowdown and expect to take further restructuring charges during fiscal 2009.

We recorded a restructuring charge to continuing operations of $7.1 million in the year ended September 30, 2007. This charge consists of $3.1 million to fully recognize our remaining obligation on the lease associated with our vacant facility in Billerica, Massachusetts, along with $4.0 million of severance costs associated with workforce reductions of approximately 90 employees in operations, service and administrative functions principally in the U.S., Germany and Korea.

Interest Income and Expense

Interest income decreased by $4.5 million, to $7.4 million, in the year ended September 30, 2008, from $11.9 million for the prior year. Approximately $2.6 million of this decrease is due to lower investment balances as a result of repurchases of our common stock during the first and second quarters of fiscal 2008, with the balance of the decrease attributable to lower interest rates on our investments. Interest expense decreased to $0.4 million for the year ended September 30, 2008 as compared to $0.6 million in the prior year. Interest expense relates primarily to discounting of multi-year restructuring costs.

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

During the year ended September 30, 2008, we recorded a charge of $3.9 million to write-down our minority equity investment in the Swiss public company to its fair value based on our determination that the decline in fair value was other than temporary. The remaining balance of this investment at September 30, 2008 after giving effect to foreign exchange was $1.7 million.

Other (Income) Expense

Other expense, net of $1.7 million for the year ended September 30, 2008 consists of foreign exchange losses of $3.5 million, which was partially offset by royalty income of $0.9 million, the receipt of $0.8 million of principal repayments on notes that had been previously written off and other income of $0.1 million. Other expense, net of $1.1 million for the year ended September 30, 2007 consisted of foreign exchanges losses of $3.2 million, offset by the receipt of $2.1 million of principal repayment on two notes that had been previously written off.

Income Tax Provision

We recorded an income tax provision of $1.2 million in the year ended September 30, 2008 and an income tax provision of $2.3 million in the year ended September 30, 2007. The tax provision recorded in fiscal 2008 and 2007 is principally attributable to alternative minimum tax and taxes on foreign income. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2008 and 2007, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.

We adopted the provisions of FIN No. 48 on October 1, 2007. The implementation of FIN No. 48 did not materially affect our financial position or results of operations. Of the unrecognized tax benefits of $11.9 million at September 30, 2008, we currently anticipate that approximately $1.0 million will be paid in settlement during the next twelve months as a result of finalizing certain non-U.S. audits.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.2 million in the year ended September 30, 2008, compared to $0.9 million in the prior year. Income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with

Yaskawa Electric Corporation of Japan was $0.5 million for the year ended September 30, 2008 as compared to $0.1 million in the prior year.

Discontinued Operations

We completed the sale of our software division to Applied Materials on March 30, 2007. During the year ended September 30, 2008, we settled all remaining escrow items resulting in an additional gain of $0.7 million. We recorded income from the operation of our discontinued software business of $13.3 million for the year ended September 30, 2007. We recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of our discontinued software business. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million.

Year Ended September 30, 2007, Compared to Year Ended September 30, 2006

Revenues

We reported revenues of $743.3 million for the year ended September 30, 2007, compared to $607.5 million in the previous year, a 22.4% increase. The increase reflects higher revenues related to our Automation Systems segment of $106.6 million, higher revenues associated with our Critical Components segment of $21.7 million, and higher revenues associated with our Global Customer Operations segment of $7.5 million due primarily to higher demand for semiconductor capital equipment experienced in fiscal 2007.

Our Automation Systems segment reported revenues of $443.5 million in the year ended September 30, 2007, an increase of 31.6% from $336.9 million in the prior year. This increase reflects the additional revenues of $75.5 million related to the Synetics acquisition, along with higher revenues related to our legacy Brooks automation products due to higher demand for semiconductor capital equipment experienced in fiscal 2007.

Our Critical Components segment reported revenues of $165.2 million, a 15.1% increase from $143.5 million in the prior year. This increase reflects higher revenues of $17.0 million for cryogenic vacuum pumping including incremental product license revenues of $8.5 million experienced in the third quarter of fiscal 2007, higher revenues of $3.4 million associated with thermal measurement products, and $1.3 million of additional revenues for vacuum measurement and air flow control products.

Our Global Customer Operations segment reported revenues of $134.5 million, a 5.9% increase from $127.0 million in the prior year. This increase is primarily attributed to higher revenues of $4.6 million related to repairs, higher revenues of $3.2 million for hardware maintenance and field services, offset by lower revenues for hardware spares of $0.3 million. The increase in hardware maintenance and field services revenue is due in part to the Synetics acquisition, which increased service revenue by $2.7 million.

Revenues outside the United States were $248.8 million, or 33.5% of total revenues, and $230.7 million, or 38.0% of total revenues, in the years ended September 30, 2007 and 2006, respectively.

Gross Margin

Gross margin dollars increased to $219.6 million for the year ended September 30, 2007, compared to $186.7 million for the prior year. Gross margin for the year ended September 30, 2007 includes $9.3 million of completed technology amortization related to the Helix and Synetics acquisitions. The prior year gross margin includes $11.7 million of charges to write-off the step-up in inventory related to the Helix and Synetics acquisitions and $8.1 million of completed technology amortization. Gross margin percentage decreased to 29.5% for the year ended September 30, 2007, compared to 30.7% for the year ended September 30, 2006, primarily due to the lower margin on the additional Synetics revenues. Excluding the $11.7 million inventory write-off taken in fiscal year 2006 and the amortization of completed technology, the overall increase in gross margin primarily reflects the additional margin associated with our Automation Systems segment of $14.9 million, higher margin associated with our Critical Components segment of $7.3 million, and higher margin associated with our Global Customer Operations segment of $0.3 million due primarily to higher demand for semiconductor capital equipment experienced in fiscal 2007.

Gross margin of our Automation Systems segment increased to $119.5 million in the year ended September 30, 2007, and included $0.6 million of completed technology amortization related to the Synetics acquisition, compared to $104.6 million in the prior year which included $0.4 million of charges to write-off the step-up in inventory and $0.2 million of completed technology amortization related to the Synetics acquisition. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase reflects the additional margin of $9.3 million related to the Synetics acquisition, along with additional margin on higher revenues related to our legacy Brooks automation products of $5.6 million.

Gross margin of our Critical Components segment increased to $66.2 million in the year ended September 30, 2007, and included $3.9 million of completed technology amortization related to the Helix acquisition, compared to $55.4 million in the prior year, which included $3.8 million of charges to write-off the step-up in inventory and $3.6 million of completed technology amortization related to the Helix acquisition. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase primarily reflects the incremental margin of $8.5 million from product license revenue, additional margin of $2.1 million on higher revenues of thermal measurement and air flow control products, offset by lower margins of $3.3 million on cryogenic pumping and vacuum measurement products.

Gross margin of our Global Customer Operations segment increased to $33.9 million in the year ended September 30, 2007, which included $4.8 million of completed technology amortization related to the Helix acquisition, compared to $26.6 million in the prior year, which included $7.4 million of charges to write-off the step-up in inventory and $4.4 million of completed technology amortization related to the Helix acquisition. Excluding the inventory write-off taken in fiscal year 2006 and the amortization of completed technology, this increase reflects additional margin on higher revenues of hardware support services.

Gross margin on product revenues increased to $193.8 million for the year ended September 30, 2007, compared to $165.1 million for the prior year. The increase in product margins is primarily attributable to additional margin of $9.3 million related to the Synetics acquisition, along with higher margin of $5.6 million related to our legacy automation products, higher margin of $10.8 million associated with our critical components products, and higher margin of $3.0 million related to end-user factory hardware products. Gross margin percentage on product revenues decreased to 31.0% for the year ended September 30, 2007, compared to 33.4% for the year ended September 30, 2006, primarily due to the lower margin on the additional Synetics revenues.

Gross margin on service revenues was $25.8 million or 21.9% for the year ended September 30, 2007, compared to $21.5 million or 19.1% in the previous year. The increase in service margins is primarily attributable to incremental margin on higher global customer support service revenue.

Research and Development

Research and development expenses for the year ended September 30, 2007, were $51.7 million, an increase of $6.1 million, compared to $45.6 million in the previous year. The increase is primarily attributable to the additional spending of $3.5 million related to the Synetics acquisition, plus additional spending associated with our critical components and global customer support segments of $2.2 million and $2.3 million respectively, offset by lower spending in our legacy automation systems business. The decrease in absolute legacy Brooks spending and the overall decrease in R&D spending as a percentage of revenue is the result of our continued efforts to control costs and focus our development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $120.4 million for the year ended September 30, 2007, an increase of $3.2 million, compared to $117.2 million in the prior year. The increase is primarily attributable to the additional spending of $5.3 million related to the Synetics acquisition, additional amortization of various intangible assets of $1.7 million primarily related to the Synetics acquisition, offset by lower management incentive costs of $3.0 million. A total of $5.2 million was incurred in fiscal year 2007 on legal expenses arising out of matters described more fully in Note 19, “Commitments and Contingencies” of Notes to the Consolidated Financial Statements, compared to $4.8 million in fiscal 2006.

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

Income Tax Provision

We recorded an income tax provision of $2.3 million in the year ended September 30, 2007 and an income tax provision of $3.4 million in the year ended September 30, 2006. The tax provision recorded in fiscal 2007 and 2006 is principally attributable to alternative minimum tax and taxes on foreign income. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2007 and 2006, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.

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

We recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of our discontinued software business. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million.

We recorded income from operations for our discontinued Specialty Equipment and Life Sciences (“SELS”) business of $0.1 million for the year ended September 30, 2006. The income in fiscal year 2006 relates to maintenance revenues earned during the year that had previously been deferred. There was no activity associated with this discontinued business in fiscal year 2007.

Liquidity and Capital Resources

Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. In response to these downturns, we have and are continuing to implement cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives include consolidating facilities, reductions to headcount and reduced spending. The cyclical nature of the industry make estimates of future revenues, results of operations and net cash flows inherently uncertain.

At September 30, 2008, we had cash, cash equivalents and marketable securities aggregating $177.3 million. This amount was comprised of $110.3 million of cash and cash equivalents, $33.1 million of investments in short-term marketable securities and $33.9 million of investments in long-term marketable securities.

Cash and cash equivalents were $110.3 million at September 30, 2008, a decrease of $57.9 million from the prior year. This decrease was primarily due to $90.2 million for treasury share purchases and $23.4 million of capital equipment expenditures, which were partially offset by $13.7 million in cash provided by operations and $39.4 million of net sales and maturities of marketable securities.

Cash provided by operations was $13.7 million for the year ended September 30, 2008, and was primarily attributable to $11.8 million of income after adjusting our net loss for non-cash expenses, including depreciation and amortization of $34.5 million, asset impairment of $203.6 million, stock-based compensation of $6.9 million, and other non-cash items of $2.7 million. Cash provided by operations was further increased by $1.8 million of changes in working capital which was primarily due to decreased accounts receivable balances of $38.6 million and lower prepaid expenses of $5.8 million which was partially offset by lower accounts payable levels of $20.6 million and decreased accrued expenses of $19.5 million due to the decreased level of our business. Our change in working capital was partially offset by an increased investment of $4.9 million in field service inventory in order to improve customer response time for service transactions.

Cash provided by investing activities was $16.8 million for the year ended September 30, 2008, and is principally comprised of net sales and maturities of marketable securities of $39.4 million, the final escrow proceeds of $1.9 million from Applied Materials for the sale of our software division, which have been partially offset by $23.4 million in capital expenditures, including $13.4 million in expenditures related to our Oracle ERP implementation, and the final contingent payment of $1.0 million in connection with our Keystone Wuxi acquisition. Our Oracle ERP implementation is expected to cost approximately $26.5 million when fully implemented, of which $20.7 million has been incurred from inception through September 30, 2008. We completed the financial module portion of the Oracle ERP implementation during fiscal 2008, and placed in service $8.0 million of Oracle ERP costs. The remaining $12.7 million of costs incurred to date is included in construction in progress within property, plant and equipment. We will continue to make capital expenditures to support and maintain our operations, and may also use our resources to acquire companies, technologies or products that complement our business.

Cash used in financing activities were $87.8 million for the year ended September 30, 2008, primarily due to $90.2 million for treasury share purchases.

At September 30, 2007, we had cash, cash equivalents and marketable securities aggregating $274.6 million. This amount was comprised of $168.2 million of cash and cash equivalents, $80.1 million of investments in short-term marketable securities and $26.3 million of investments in long-term marketable securities.

Cash and cash equivalents were $168.2 million at September 30, 2007, an increase of $52.4 million from September 30, 2006. This increase in cash and cash equivalents was primarily due to proceeds received from the sale of the software division of $130.4 million and cash provided by operations of $72.9 million, partially offset by $110.8 million for treasury share purchases, $28.9 million of net purchases of marketable securities and the $20.6 million used for capital additions.

Cash provided by operations was $72.9 million for the year ended September 30, 2007, and was primarily attributable to our net income of $151.5 million, adjustments for non-cash depreciation and amortization of $32.8 million and stock-based compensation of $8.7 million, partially offset by the gain on sale of the software division of $81.8 million, a non-cash gain on investment of $5.1 million and changes in our net working capital of $32.7 million. The $32.7 million decrease in working capital was primarily the result of decreased accounts payable levels of $14.8 million primarily as a result of lower inventory purchases, and decreased accrued expenses of $10.8 million.

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

At September 30, 2008, we had approximately $0.7 million of letters of credit outstanding.

Our contractual obligations consist of the following at September 30, 2008 (in thousands):

			Less than	One to	Four to
	Total		One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$23,057		$5,974	$11,365	$4,690	$1,028
Operating leases — exited facilities	16,042	(1)	5,864	10,178	—	—
Pension funding	1,000		1,000	—	—	—
Purchase commitments	44,703		44,703	—	—	—

Total contractual obligations	$84,802		$57,541	$21,543	$4,690	$1,028

(1)	Amounts do not reflect approximately $4.9 million of contractual sublease income.

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of October 1, 2007. As of September 30, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $11.9 million. Although we anticipate that we will settle approximately $1.0 million of the $11.9 million within the next twelve months, we are unable to make a reasonably reliable estimate for the remaining $10.9 million as to when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

In addition, we are a guarantor on a lease in Mexico that expires in January 2013 for approximately $1.6 million.

On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of our outstanding common stock. During the year ended September 30, 2008, we purchased 7,401,869 shares of our common stock for a total of $90.2 million in connection with the stock repurchase plan. Management and the Board of Directors will exercise discretion with respect to the timing and amount of any future shares repurchased, if any, based on their evaluation of a variety of factors, including current market conditions. Repurchases may be commenced or suspended at any time without prior notice. The repurchase program has been funded using our available cash resources. Any future repurchases would come from our available cash resources.

We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. However, the cyclical nature of the semiconductor industry and the current global economic downturn makes it difficult for us to predict future liquidity requirements with certainty. During the current capital market crisis, some companies have experienced difficulties accessing their cash equivalents and marketable securities. We invest our cash in highly rated marketable securities, and to date, we have not experienced any material issues accessing our funds. Further deterioration in the capital markets could impact our ability to access some of our cash resources. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. In addition, we are subject to indemnification obligations in connection with our stock-based compensation restatement with certain former executives which could have an adverse affect on our existing resources.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of our first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of the Company’s fiscal year beginning October 1, 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. SFAS 141R will be effective for the Company on October 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the year ended September 30, 2008, the unrealized loss on marketable securities, excluding our investment in a Swiss public company, was $1.1 million. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.9 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 15.7% of our total sales for year ended September 30, 2008. We also purchase materials from some suppliers outside of the United States that is transacted in currencies other than the U.S. dollar. In the year ended September 30, 2008, we recorded foreign exchange losses related to receivables of $0.7 million, and foreign exchange losses of $2.8 million related to payables due to the general weakening of the U.S. dollar in this period. If currency exchange rates had been 10% different throughout the year ended September 30, 2008 compared to the currency exchange rates actually experienced, the impact on our loss for the year would have been approximately $2.9 million. The changes in currency exchange rates relative to the U.S. dollar during the year ended September 30, 2008 compared to the currency exchange rates at September 30, 2007 resulted in a decrease in net assets of $0.1 million that we reported as a separate component of comprehensive income. The impact of a hypothetical 10% change in foreign exchange rates at September 30, 2008 is not considered material.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Brooks Automation, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
November 26, 2008

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$110,269	$168,232
Marketable securities	33,077	80,102
Accounts receivable, net	66,844	105,904
Insurance receivable for litigation	8,772	—
Inventories, net	105,901	104,794
Prepaid expenses and other current assets	13,783	20,489

Total current assets	338,646	479,521
Property, plant and equipment, net	81,604	80,747
Long-term marketable securities	33,935	26,283
Goodwill	119,979	319,302
Intangible assets, net	58,452	76,964
Equity investment in joint ventures	26,309	24,007
Other assets	4,713	8,014

Total assets	$663,638	$1,014,838

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,248	$57,758
Deferred revenue	3,553	5,424
Accrued warranty and retrofit costs	8,174	10,986
Accrued compensation and benefits	18,174	23,850
Accrued restructuring costs	7,167	6,778
Accrued income taxes payable	3,151	5,934
Accrual for litigation settlement	7,750	—
Accrued expenses and other current liabilities	17,634	21,908

Total current liabilities	102,851	132,638
Accrued long-term restructuring	5,496	8,933
Income taxes payable	10,649	10,159
Other long-term liabilities	2,238	2,866

Total liabilities	121,234	154,596

Commitments and contingencies (Note 19)
Minority interests	409	463

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and 2007	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 77,044,737 shares issued and 63,582,868 shares outstanding at September 30, 2008, 76,483,603 shares issued and 70,423,603 shares outstanding at September 30, 2007	770	765
Additional paid-in capital	1,788,891	1,780,401
Accumulated other comprehensive income	18,063	18,202
Treasury stock at cost, 13,461,869 shares and 6,060,000 shares at September 30, 2008 and 2007, respectively	(200,956)	(110,762)
Accumulated deficit	(1,064,773)	(828,827)

Total stockholders’ equity	541,995	859,779

Total liabilities, minority interests and stockholders’ equity	$663,638	$1,014,838

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except per share data)

Revenues
Product	$411,653	$625,405	$494,797
Services	114,713	117,853	112,697

Total revenues	526,366	743,258	607,494

Cost of revenues
Product	304,961	431,586	329,658
Services	94,577	92,077	91,186

Total cost of revenues	399,538	523,663	420,844

Gross profit	126,828	219,595	186,650

Operating expenses
Research and development	42,924	51,715	45,643
Selling, general and administrative	110,516	120,421	117,221
Impairment charges	203,570	—	—
Restructuring charges	7,287	7,108	4,257

Total operating expenses	364,297	179,244	167,121

Operating income (loss) from continuing operations	(237,469)	40,351	19,529
Interest income	7,403	11,897	13,715
Interest expense	407	583	9,384
Gain (loss) on investment	(3,940)	5,110	—
Other (income) expense, net	1,739	1,139	(207)

Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures	(236,152)	55,636	24,067
Income tax provision	1,233	2,287	3,372

Income (loss) from continuing operations before minority interests and equity in earnings of joint ventures	(237,385)	53,349	20,695
Minority interests in income (loss) of consolidated subsidiaries	(53)	68	(666)
Equity in earnings of joint ventures	707	1,020	985

Income (loss) from continuing operations	(236,625)	54,301	22,346
Discontinued operations:
Income from discontinued operations, net of income taxes	—	13,273	3,584
Gain on sale of discontinued operations, net of income taxes	679	83,898	—

Income from discontinued operations, net of income taxes	679	97,171	3,584

Net income (loss)	$(235,946)	$151,472	$25,930

Basic income (loss) per share from continuing operations	$(3.67)	$0.74	$0.31
Basic income per share from discontinued operations	0.01	1.32	0.05

Basic net income (loss) per share	$(3.66)	$2.06	$0.36

Diluted income (loss) per share from continuing operations	$(3.67)	$0.73	$0.31
Diluted income per share from discontinued operations	0.01	1.31	0.05

Diluted net income (loss) per share	$(3.66)	$2.04	$0.36

Shares used in computing earnings (loss) per share
Basic	64,542	73,492	72,323
Diluted	64,542	74,074	72,533

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(235,946)	$151,472	$25,930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,538	32,801	31,664
Impairment of assets	203,570	—	—
Stock-based compensation	6,909	8,743	8,287
Amortization of discount on marketable securities	(830)	(1,531)	(3,012)
Amortization of debt issuance costs	—	—	2,237
Undistributed earnings of joint ventures	(707)	(1,020)	(985)
Dividends from equity investment	—	286	—
Minority interests	(53)	68	(666)
Loss on disposal of long-lived assets	1,070	1,672	534
Gain on sale of software division, net	(679)	(81,813)	—
(Gain) loss on investment	3,940	(5,110)	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	38,612	(841)	(20,466)
Inventories	(610)	(4,473)	(1,459)
Prepaid expenses and other current assets	5,790	(4,096)	2,575
Accounts payable	(20,601)	(14,759)	22,513
Deferred revenue	(1,892)	2,295	3,705
Accrued warranty and retrofit costs	(2,772)	(646)	540
Accrued compensation and benefits	(5,839)	(2,724)	9,553
Accrued restructuring costs	(3,089)	(882)	(10,364)
Accrued expenses and other current liabilities	(7,755)	(6,569)	(5,394)

Net cash provided by operating activities	13,656	72,873	65,192

Cash flows from investing activities
Purchases of property, plant and equipment	(23,439)	(20,618)	(17,954)
Purchases of intangible assets	(75)	(15)	(3,000)
Proceeds from the sale of software division	1,918	130,393	—
Acquisition of Helix Technology Corporation, cash acquired net of expenses	—	—	8,805
Acquisition of Synetics Solutions Inc., net of cash acquired	—	(38)	(50,182)
Acquisition of Keystone Electronics (Wuxi) Co., cash acquired net of expenses	(1,000)	162	—
Investment in Yaskawa Brooks Automation, Inc. joint venture	—	—	(1,955)
Purchases of marketable securities	(151,231)	(391,748)	(851,884)
Sale/maturity of marketable securities	190,592	362,833	934,961
Other	—	—	281

Net cash provided by investing activities	16,765	80,969	19,072

Cash flows from financing activities
Treasury stock purchases	(90,194)	(110,762)	—
Payments of short- and long-term debt and capital lease obligations	—	(1,740)	(175,015)
Issuance of common stock under stock option and stock purchase plans	2,391	9,303	3,659

Net cash used in financing activities	(87,803)	(103,199)	(171,356)

Effects of exchange rate changes on cash and cash equivalents	(581)	1,816	403

Net increase (decrease) in cash and cash equivalents	(57,963)	52,459	(86,689)
Cash and cash equivalents, beginning of year	168,232	115,773	202,462

Cash and cash equivalents, end of year	$110,269	$168,232	$115,773

Supplemental disclosures:
Cash paid during the year for interest	$407	$724	$9,932
Cash paid during the year for income taxes, net of refunds	$2,167	$5,760	$6,280
Non-cash transactions:
Acquisition of Helix Technology, net of transaction costs	$—	$—	$447,949

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional			Comprehensive			Total
	Stock	Stock at	Paid-In	Deferred	Comprehensive	Income	Accumulated	Treasury	Stockholders’
	Shares	par Value	Capital	Compensation	Income (Loss)	(Loss)	Deficit	Stock	Equity
	(In thousands, except share data)

Balance September 30, 2005	45,434,709	$454	$1,307,145	$(3,493)		$11,958	$(1,006,229)	$—	$309,835
Shares issued under stock option and purchase plans, net	975,519	10	3,649						3,659
Common stock issued in acquisitions	29,021,364	290	447,659						447,949
Reclassification of deferred compensation upon adoption of SFAS 123R			(3,493)	3,493					—
Stock-based compensation			8,287						8,287
Comprehensive income (loss):
Net income					$25,930		25,930		25,930
Currency translation adjustments					2,626	2,626			2,626
Changes in unrealized gain on marketable securities					848	848			848

Comprehensive income					$29,404

Balance September 30, 2006	75,431,592	754	1,763,247	—		15,432	(980,299)	—	799,134
Shares issued under stock option, restricted stock and purchase plans, net	1,052,011	11	8,411						8,422
Stock-based compensation			8,743						8,743
Repurchase of stock								(110,762)	(110,762)
Comprehensive income (loss):
Net income					$151,472		151,472		151,472
Currency translation adjustments					3,482	3,482			3,482
Changes in unrealized loss on marketable securities					(824)	(824)			(824)
Adjustment to adopt SFAS No. 158						112			112

Comprehensive income					$154,130

Balance September 30, 2007	76,483,603	765	1,780,401	—		18,202	(828,827)	(110,762)	859,779
Shares issued under stock option, restricted stock and purchase plans, net	561,134	5	1,581						1,586
Stock-based compensation			6,909						6,909
Repurchase of stock								(90,194)	(90,194)
Comprehensive income (loss):
Net loss					$(235,946)		(235,946)		(235,946)
Currency translation adjustments					(125)	(125)			(125)
Changes in unrealized gain on marketable securities					962	962			962
Actuarial loss arising in the year						(976)			(976)

Comprehensive loss					$(235,109)

Balance September 30, 2008	77,044,737	$770	$1,788,891	$—		$18,063	$(1,064,773)	$(200,956)	$541,995

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Brooks Automation, Inc. (“Brooks” or the “Company”) is a leading provider of automation, vacuum and instrumentation solutions and is a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. The Company serves markets where equipment productivity and availability is a critical factor for its customers’ success. The Company’s largest served market is the semiconductor manufacturing industry. The Company also provides unique solutions to customers in data storage, advanced display, analytical instruments and solar markets. The Company develops and delivers differentiated solutions that range from proprietary products to highly respected manufacturing services.

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

Foreign Currency Translation

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction losses included in income (loss) before income taxes and minority interest totaled $3.5 million, $3.2 million and $0.5 million for the years ended September 30, 2008, 2007 and 2006, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income”. Foreign currency translation adjustments are one of the components in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2008 and 2007, cash equivalents were $37.3 million and $58.7 million, respectively. Cash equivalents are held at cost which approximates fair value due to their short-term maturities and varying interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills and commercial

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top ten largest customers account for approximately 52% of revenues for the year ended September 30, 2008. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined using a standard costing system which approximates cost based on a first-in, first-out method. The Company provides inventory reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology and other economic factors.

Fixed Assets and Impairment of Long-lived Assets

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Depreciable lives are summarized below:

Buildings	20 - 40 years
Computer equipment and software	2 - 7 years
Machinery and equipment	2 - 10 years
Furniture and fixtures	3 - 10 years

Leasehold improvements and equipment held under capital leases are amortized over the shorter of their estimated useful lives or the term of the respective leases. Equipment used for demonstrations to customers is included in machinery and equipment and is depreciated over its estimated useful life. Repair and maintenance costs are expensed as incurred.

The Company periodically evaluates the recoverability of long-lived assets, including its intangible assets, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their book value, an impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. See Note 5.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When an asset is retired, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of operating profit (loss).

Intangible Assets and Goodwill

Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of purchase business combinations. Capitalized patent costs are amortized using the straight-line method over the estimated economic life of the patents. As of September 30, 2008 and 2007, the net book value of the Company’s patents was $0.1 million and $2.7 million, respectively.

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

Revenue associated with service agreements is generally recognized ratably over the term of the contract. Revenue from repair services or upgrades of customer-owned equipment is recognized upon completion of the repair effort and upon the shipment of the repaired item back to the customer. In instances where the repair or upgrade includes installation, revenue is recognized when the installation is completed.

Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model.

The following table reflects compensation expense recorded during the years ended September 30, 2008, 2007 and 2006 in accordance with SFAS 123R, which includes activity related to the discontinued software and SELS divisions (in thousands):

	Year Ended September 30,
	2008	2007	2006

Stock options	$837	$2,266	$4,769
Restricted stock	5,443	5,763	2,714
Employee stock purchase plan	629	714	804

	$6,909	$8,743	$8,287

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

No stock options were granted for the years ended September 30, 2008 and 2007. For the year ended September 30, 2006, 217,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
September 30,
2006

Risk-free interest rate	4.4%
Volatility	55%
Expected life (years)	4.9
Dividend yield	0%

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2008	2007	2006

Risk-free interest rate	2.8%	5.1%	4.5%
Volatility	46%	34%	39%
Expected life	6 months	6 months	6 months
Dividend yield	0%	0%	0%

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

Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Stock options generally have a vesting period of four years and are exercisable for a period not to exceed seven years from the date of issuance. Restricted stock awards generally vest over two to four years, with certain restricted stock awards vesting immediately. At September 30, 2008, a total of 6,708,594 shares were reserved and available for the issuance of awards under the plans.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these items reported in the balance sheets approximate their fair value at September 30, 2008 and 2007. Investments in marketable securities are carried at fair value and are measured based on quoted market prices.

Reclassifications

Certain reclassifications have been made in the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal 2009. The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective as of the beginning of the Company’s fiscal year beginning October 1, 2008. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. SFAS 141R will be effective for the Company on October 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

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

3.	Business Acquisitions

Keystone Electronics (Wuxi) Co., Ltd.

Effective July 1, 2007, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Keystone Technology Limited, a corporation incorporated under the Companies Ordinance of Hong Kong (“Keystone HK”), to purchase all of the equity of Keystone Electronics (Wuxi) Co., Ltd.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Keystone Wuxi”), an enterprise organized under the laws of the Peoples Republic of China and engaged in manufacturing services in China.

Pursuant to the Equity Purchase Agreement, the Company became the owner of all the equity of Keystone Wuxi. The aggregate purchase price of Keystone Wuxi was $1.1 million including a minimum earn-out arrangement and acquisition costs. Goodwill of $4.0 million was recognized in conjunction with the Keystone Wuxi acquisition. The acquisition of Keystone Wuxi provides the Company with the opportunity to enhance its existing capabilities with respect to manufacturing its automation systems and components in China.

4.	Marketable Securities

The Company invests its cash in marketable securities and classifies them as available-for-sale. The Company records these securities at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to current assets. Unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders’ equity until they are sold or mature. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of September 30, 2008 and 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2008:
U.S. Treasury securities and obligations of U.S. government agencies	$44,371	$18	$(71)	$44,318
U.S. corporate securities	7,276	—	(102)	7,174
Mortgage-backed securities(1)	3,395	1	(94)	3,302
Other debt securities	12,152	66	—	12,218

	$67,194	$85	$(267)	$67,012

September 30, 2007:
U.S. Treasury securities and obligations of U.S. government agencies	$49,788	$45	$—	$49,833
U.S. corporate securities	50,495	39	(12)	50,522
Mortgage-backed securities(2)	2,623	—	(64)	2,559
Other debt securities	3,526	—	(55)	3,471

	$106,432	$84	$(131)	$106,385

(1)	Fair value amounts include approximately $1.9 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

(2)	Fair value amounts consist of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized gains on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations was $21,000 for the year ended September 30, 2008. There were no gross realized gains for the years ended September 30, 2007 and 2006. Gross realized losses on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations was $226,000 for the year ended September 30, 2006. There were no gross realized losses for the years ended September 30, 2008 and 2007.

The fair value of the marketable securities at September 30, 2008 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value

Due in one year or less	$33,077
Due after one year through five years	28,461
Due after ten years	5,474

$67,012

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

During fiscal 2008, the Company recorded a charge of $3.9 million to write-down its minority equity investment in this Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. The remaining balance of this investment at September 30, 2008 after giving effect to foreign exchange was $1.7 million.

5.	Property, Plant and Equipment

Property, plant and equipment as of September 30, 2008 and 2007 were as follows (in thousands):

	September 30,
	2008	2007

Buildings and land	$44,161	$44,678
Computer equipment and software	47,397	37,680
Machinery and equipment	47,777	45,082
Furniture and fixtures	11,015	11,986
Leasehold improvements	25,550	28,951
Construction in progress	17,977	10,295

	193,877	178,672
Less accumulated depreciation and amortization	(112,273)	(97,925)

Property, plant and equipment, net	$81,604	$80,747

Depreciation expense was $18.2 million, $17.5 million and $15.8 million for the years ended September 30, 2008, 2007 and 2006, respectively.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded an impairment charge of $3.5 million to write-down certain buildings and leasehold improvements to fair value in the fourth fiscal quarter of 2008 as a result of underlying circumstances discussed in Note 6.

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

In fiscal 2007 and 2006, the Company performed its annual impairment test for goodwill at the reporting unit level and determined that no adjustment to goodwill was necessary. Although the Company experienced a cyclical slowdown in demand during fiscal 2008, external market forecasts available to the Company throughout this period indicated that demand would improve in 2009. These external market forecasts changed abruptly at the end of fiscal 2008 and into early fiscal 2009. The downturn experienced in the semiconductor capital equipment market during 2008 has been worsened by the global economic slowdown. The Company does not expect a recovery in demand for semiconductor capital equipment in the near term. This abrupt change in Brooks’ outlook has resulted in an expectation of lower cash flows from all three of the Company’s operating segments, which has led to a non-cash impairment of the Company’s goodwill of $197.9 million as of September 30, 2008.

The changes in the carrying amount of goodwill by reportable segment for the years ended September 30, 2008 and 2007 are as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Operations	Total

Balance at September 30, 2006	$37,651	$124,560	$152,241	$314,452
Acquisitions:
Keystone Wuxi	4,035	—	—	4,035
Purchase accounting adjustments on prior period acquisitions	1,858	(469)	(574)	815

Balance at September 30, 2007	43,544	124,091	151,667	319,302
Adjustments to goodwill:
Resolution of tax contingencies	(661)	(350)	(429)	(1,440)
Impairment	(42,883)	(68,000)	(87,000)	(197,883)

Balance at September 30, 2008	$—	$55,741	$64,238	$119,979

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2008			September 30, 2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Patents	$6,877	$6,753	$124	$9,802	$7,093	$2,709
Completed technology	64,761	31,357	33,404	64,761	22,033	42,728
Trademarks and trade names	4,925	2,509	2,416	4,925	1,726	3,199
Non-competition agreements	—	—	—	50	50	—
Customer relationships	36,500	13,992	22,508	36,500	8,172	28,328

	$113,063	$54,611	$58,452	$116,038	$39,074	$76,964

The Company determined that the adverse business climate experienced during the end of the fiscal year ended September 30, 2008 was a significant event that indicated that the carrying amount of certain long-lived asset groups might not be recoverable. A review of future cash flows identified an asset group within the Automation Systems segment which had carrying values in excess of future cash flows. The Company reviewed the fair value of the long-lived assets for this asset group and determined that an intangible asset related to a patent had a fair value that was $2.2 million above carrying value, and an impairment charge of $2.2 million was recorded. The fair value was based on a relief from royalty approach. Further, certain buildings and leasehold improvements were determined to have fair values that were $3.5 million below their carrying value, resulting in an additional impairment charge of $3.5 million.

Amortization expense for intangible assets was $16.4 million, $15.3 million and $12.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2008 is as follows (in millions):

Year ended September 30,
2009	$17.2
2010	14.5
2011	9.5
2012	8.0
2013	3.7
Thereafter	5.6

7.	Investment in Affiliates

Joint Ventures

The Company participates in a joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan, which was part of the acquired operations of Helix in October 2005. The joint venture was formed in 1981 by Helix and ULVAC Corporation. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation, one of the largest semiconductor and flat panel OEM’s in Japan. The joint venture arrangement includes a management agreement exclusively involving cryogenic vacuum pumps.

On May 8, 2006, the Company entered into a Joint Venture Agreement (the “Agreement”) with Yaskawa Electric Corporation (Yaskawa) to form a joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. This Agreement was executed on June 30, 2006. The Company invested $2.0 million into this joint venture. YBA began operations on September 21, 2006.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company owns 50% of the outstanding common stock of each of its joint ventures and these investments are accounted for using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.

For the years ended September 30, 2008 and 2007, revenues from YBA were $20.9 million and $10.5 million, respectively. There were no revenues from YBA for the year ended September 30, 2006. The amount due from YBA included in accounts receivable at September 30, 2008 and 2007 was $8.6 million and $4.2 million, respectively. For the years ended September 30, 2008 and 2007, the Company incurred $1.5 million and $0.5 million, respectively, for products and services provided by YBA. At September 30, 2008 the Company owed YBA $0.2 million in connection with accounts payable for unpaid products and services. The Company had no accounts payable with YBA at September 30, 2007.

For the years ended September 30, 2008, 2007 and 2006, royalty payments received from UCI were $0.9 million, $0.7 million and $0.6 million, respectively.

8.	Earnings (Loss) Per Share

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2008	2007	2006

Net income (loss)	$(235,946)	$151,472	$25,930

Weighted average common shares outstanding used in computing basic earnings (loss) per share	64,542	73,492	72,323
Dilutive common stock options and restricted stock awards	—	582	210

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	64,542	74,074	72,533

Basic earnings (loss) per share	$(3.66)	$2.06	$0.36

Diluted earnings (loss) per share	$(3.66)	$2.04	$0.36

Approximately 2,092,000, 3,011,000 and 4,796,000 options to purchase common stock and 1,091,000, 89,000 and 1,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the years ended September 30, 2008, 2007 and 2006, respectively, as their effect would be anti-dilutive. The 3,011,000 and 4,796,000 options for the years ended September 30, 2007 and 2006, respectively, had an exercise price greater than the average market price of the common stock. These options and restricted stock could, however, become dilutive in future periods. In addition, 1,980,000 shares of common stock for the assumed conversion of the Company’s convertible debt were excluded from this calculation for the year ended September 30, 2006, as the effect of conversion would be anti-dilutive based on a conversion price of $70.23. The Company paid off the convertible debt in full on July 17, 2006.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006

Current:
Federal	$197	$1,312	$779
State	25	154	5
Foreign	1,011	821	2,588

	1,233	2,287	3,372

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$1,233	$2,287	$3,372

The components of income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures are as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006

Domestic	$(222,193)	$51,277	$19,506
Foreign	(13,959)	4,359	4,561

	$(236,152)	$55,636	$24,067

The differences between the income tax provision and income taxes computed using the applicable U.S. statutory federal tax rate is as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006

Income tax provision (benefit) computed at federal statutory rate	$(82,653)	$19,472	$8,423
State income taxes, net of federal benefit	(766)	815	(217)
Research and development tax credits	(211)	(1,003)	—
ETI tax benefit/Sec. 199 manufacturing deduction	—	(632)	(861)
Impairments	68,069	—	—
Foreign income taxed at different rates	2,497	(2,351)	456
Dividends	1,526	993	1,281
Change in deferred tax asset valuation allowance	13,697	(15,635)	(6,510)
Other	(926)	628	800

Income tax provision	$1,233	$2,287	$3,372

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,
	2008	2007

Reserves not currently deductible	$28,387	$25,462
Federal, state and foreign tax credits	17,666	15,328
Depreciation	9,761	5,490
Stock-based compensation	6,888	5,566
Net operating loss carryforwards	114,076	114,528

Deferred tax assets	176,778	166,374

Amortization	10,743	15,885
Other liabilities	2,732	883

Deferred tax liabilities	13,475	16,768

Valuation allowance	163,303	149,606

Net deferred tax assets	$—	$—

In accordance with SFAS 109, management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2008. Given the losses incurred in fiscal 2008 combined with the near term uncertainty with regard to the outlook of the semiconductor sector, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence.

As of September 30, 2008, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $445.0 million and federal and state research and development tax credit carryforwards of approximately $17.7 million available to reduce future tax liabilities, which expire at various dates through 2028. Included in the net operating loss carryforwards are stock option deductions of approximately $19.5 million. The benefits of these tax deductions approximate $7.0 million of which approximately $4.0 million will be credited to additional paid-in capital upon being realized or recognized.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal year ended September 30, 2008 is as follows (in thousands):

	Unrecognized	Interest and
	Tax Benefit	Penalties	Total

Balance at October 1, 2007	$13,119	$1,354	$14,473
Additions for tax positions of prior years	216	607	823
Additions for tax positions related to current year	291	13	304
Reduction for tax positions related to acquired entities in prior years, offset to goodwill	(1,184)	(226)	(1,410)
Reductions for tax positions of prior years	—	(205)	(205)
Reductions from lapses in statutes of limitations	(994)	—	(994)
Reductions from settlements with taxing authorities	(1,228)	(91)	(1,319)
Foreign exchange rate adjustment	243	—	243

Balance at September 30, 2008	$10,463	$1,452	$11,915

As of September 30, 2008, the Company had approximately $11.9 million of unrecognized tax benefits, of which approximately $11.6 million, if recognized, would affect the effective tax rate and the remaining $0.3 million, if recognized, would affect goodwill. The Company recognizes interest related to unrecognized benefits as a component of tax expense, of which $0.4 million was recognized in the current year.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various state and international jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2001. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that several of these audits will be completed during the next twelve months and the unrecognized tax benefit will be reduced by approximately $1.0 million in settlements as a result of the finalization of certain non-U.S. audits.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 9, 2007 the Company announced that its Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of the Company’s outstanding common stock. Stock repurchase transactions authorized under the plan will occur from time to time in the open market, through block trades or otherwise. Management and the Board of Directors will exercise discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including current market conditions. Repurchases may be commenced or suspended at any time without prior notice. Additionally, Brooks may initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when Brooks would otherwise be precluded from doing so under insider-trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company’s available cash resources. During the year ended September 30, 2008, the Company purchased 7,401,869 shares of its common stock for a total of $90.2 million in connection with the stock repurchase plan.

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

At September 30, 2008, the Company had $0.7 million of outstanding letters of credit.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Postretirement Benefits

The Company adopted the funded status recognition provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), effective September 30, 2007. This standard amends SFAS 87, 88, 106, and 132(R). SFAS 158 requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by SFAS 158. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation as of September 30. For other postretirement benefit plans, the liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of September 30. The following table illustrates the effect on the individual financial statement line items of applying this standard for the year ended September 30, 2007 (in thousands):

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

The Company uses a September 30th measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets. The following tables set forth the funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2008 and 2007 for the Plan (in thousands):

	Year Ended
	September 30,
	2008	2007

Benefit obligation at beginning of year	$12,397	$12,327
Service cost	146	252
Interest cost	731	698
Actuarial (gain)/loss	(1,541)	1,191
Benefits paid	(2,324)	(2,071)

Benefit obligation at end of year	$9,409	$12,397

	Year Ended
	September 30,
	2008	2007

Fair value of assets at beginning of year	$12,377	$13,058
Actual return (loss) on plan assets	(1,611)	1,390
Disbursements	(2,324)	(2,071)

Fair value of assets at end of year	$8,442	$12,377

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2008	2007

Funded status/accrued benefit liability	$(967)	$(20)

The Company’s investment strategy with respect to Plan assets is to maximize return while protecting principal. These investments are primarily in equity and debt securities. The expected long term rate of return on Plan assets was 8.25% for the years ended September 30, 2008 and 2007, respectively. The expected rate of return was developed through analysis of historical market returns, current market conditions and the Plans’ past experience.

Net periodic pension (benefit) cost consisted of the following (in thousands):

	Year Ended September 30,
	2008	2007	2006

Service cost	$146	$252	$1,740
Interest cost	731	698	821
Expected return on assets	(906)	(1,002)	(1,000)
Settlement gain	—	—	(289)

Net periodic pension (benefit) cost	$(29)	$(52)	$1,272

Certain information for the Plan with respect to accumulated benefit obligations follows (in thousands):

	September 30,
	2008	2007

Projected benefit obligation	$9,409	$12,397
Accumulated benefit obligation	9,409	12,397
Fair value of plan assets	8,442	12,377

Weighted-average assumptions used to determine net cost at September 30, 2008, 2007 and 2006 follows:

	Year Ended September 30,
	2008	2007	2006

Discount rate	6.00%	6.00%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	4.00%

Plan Assets

The Company’s weighted average asset allocation at September 30, 2008 and target allocation at September 30, 2009, by asset category is as follows:

	Percentage of	Target
	Plan Assets at	Allocation at
	September 30,	September 30,
	2008	2009

Equity securities	66%	40% - 70%
Debt securities	31	35% - 55%
Cash	3	0% - 10%

	100%

The Company expects to contribute $1.0 million to the Plan in fiscal 2009 to meet certain funding targets.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected benefit payments over the next ten years are expected to be paid as follows (in thousands):

2009	$544
2010	531
2011	391
2012	546
2013	745
2014-2018	4,410

The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

The Company’s contribution expense for worldwide defined contribution plans was $3.5 million, $3.6 million and $2.8 million for the years ended September 30, 2008, 2007 and 2006, respectively.

The Company has a Supplemental Key Executive Retirement Plan (acquired with Helix) which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company did not record additional retirement costs for the years ended September 30, 2008 and 2007, in connection with this plan. At September 30, 2008, the Company had $0 accrued for benefits payable under the Supplemental Key Executive Retirement Plan.

13.	Stockholders’ Equity

Preferred Stock

At September 30, 2008 and 2007 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares were issued and outstanding at September 30, 2008 and 2007, respectively. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

14.	Stock Plans

Amended and Restated 2000 Equity Incentive Plan

The purposes of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 9,000,000 shares of common stock were reserved for issuance under the 2000 Plan. As of September 30, 2008, 1,141,658 options are outstanding and 6,013,665 shares remain available for grant.

During the year ended September 30, 2008, the Company issued 52,655 shares of restricted stock or units under the Amended and Restated 2000 Equity Incentive Plan, net of cancellations. These restricted stock awards generally have the following vesting schedules: two year vesting in which 25% vest immediately, 25% vest in Year 1 and 50% vest in Year 2; two-year cliff vesting; three year vesting in which one-third vest in Year 1, one-third vest in Year 2 and one-third vest in Year 3; and three year vesting in which 25% vest in Year

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1, 25% vest in Year 2 and 50% vest in Year 3. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee. In addition, in fiscal 2008, the Company granted 300,000 restricted stock awards to an executive officer with market and performance-based vesting criteria. Due to the market-based vesting criteria component, the Company has valued these restricted stock awards using a lattice model. These awards have a two-year life and have a grant date fair value of $10.40 per share.

1998 Employee Equity Incentive Plan

The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. On February 26, 2003, the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited options. From February 26, 2003 through September 30, 2008, 2,705,969 options were forfeited due to employee terminations. A total of 509,051 options are outstanding and 291,032 shares remain available for grant under the 1998 Plan as of September 30, 2008.

1993 Non-Employee Director Stock Option Plan

The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. The Directors Plan expired in 2003, although some options issued under that plan remain outstanding. Under its terms, each director who was not an employee of the Company or any of its subsidiaries was eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director received an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options granted under the Directors Plan generally vested over a period of five years and generally expired ten years from the date of grant. A total of 10,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2008.

1992 Combination Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 56,444 options are outstanding and no shares remain available for grant under the 1992 Plan as of September 30, 2008.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options of Acquired Companies

In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, 6,382,329 options to purchase PRI common stock were outstanding and converted into 3,319,103 options to purchase the Company’s Common Stock. A total of 520 options are outstanding and no shares remain available for grant under the PRI Plans as of September 30, 2008.

In connection with the acquisition of Helix on October 26, 2005, the Company assumed the outstanding options of multiple stock option plans that were adopted by Helix. At acquisition, 689,622 options to purchase Helix common stock were outstanding and converted into 765,480 options to purchase the Company’s Common Stock. A total of 114,048 options are outstanding and 403,897 shares remain available for grant under the Helix plans as of September 30, 2008. The Company does not intend to issue any additional options under the Helix stock option plan.

Stock Option Activity

Aggregate stock option activity for all the above plans for the year ended September 30, 2008 is as follows:

	2008
		Weighted-
		Average		Aggregate
		Remaining	Weighted	Intrinsic
		Contractual	Average	Value (In
	Shares	Term	Price	Thousands)

Options outstanding at beginning of year	2,512,059		$20.11
Exercised	(42,130)		$9.32
Forfeited/expired	(653,904)		$21.35

Options outstanding at end of year	1,816,025	2.1 years	$19.92	$23

Vested and unvested expected to vest at end of year	1,810,101	2.0 years	$19.94	$23

Options exercisable at end of year	1,693,549	2.0 years	$20.38	$23

Options available for future grant	6,708,594

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $8.36 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of stock options, as determined under SFAS No. 123R, granted during fiscal 2006 was $6.82 per share. No stock options were granted in fiscal 2008 or fiscal 2007. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $35,000, $2,576,000 and $371,000, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2008, 2007 and 2006 was $392,000, $7,005,000 and $1,155,000, respectively.

As of September 30, 2008 future compensation cost related to nonvested stock options is approximately $0.8 million and will be recognized over an estimated weighted average period of 1.6 years.

The Company settles employee stock option exercises with newly issued common shares.

Based on information currently available, the Company believes that, although certain options may have been granted in violation of our applicable option plans, those options are valid and enforceable obligations of the Company.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Activity

Restricted stock for the year ended September 30, 2008 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of September 30, 2008 and changes during the year is as follows:

	2008
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at beginning of year	961,875	$14.42
Awards granted	614,500	12.06
Awards vested	(330,030)	13.37
Awards canceled	(261,845)	14.27

Outstanding at end of year	984,500	$13.33

The weighted average grant date fair value of restricted stock, as determined under SFAS No. 123R, granted during fiscal 2007 and fiscal 2006 was $16.11 and $13.15 per share, respectively. The fair value of restricted stock awards vested during fiscal 2008, 2007 and 2006 was $4.4 million, $4.2 million and $1.5 million, respectively.

As of September 30, 2008, the unrecognized compensation cost related to nonvested restricted stock is $8.8 million and will be recognized over an estimated weighted average amortization period of 1.6 years.

1995 Employee Stock Purchase Plan

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 3,000,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2008, 1,988,259 shares of common stock have been purchased under the 1995 Plan and 1,011,741 shares remain available for purchase.

15.	Restructuring Costs and Accruals

Fiscal 2008 Activities

The Company recorded a charge to continuing operations of $7.3 million in the year ended September 30, 2008 for restructuring costs.

Restructuring Costs

Based on estimates of its near term future revenues and operating costs, in fiscal 2008, the Company took additional cost reduction actions. Accordingly, charges of $7.3 million were recorded for these actions. Of this amount, $6.8 million related to workforce reductions and $0.5 million related to costs to vacate excess facilities in San Jose, California and South Korea. The workforce reductions consisted of $6.8 million of severance costs associated with workforce reductions of 230 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for fiscal 2008 were: Global Customer Operations — $2.7 million, Automated Systems — $2.2 million

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Critical Components — $0.4 million. In addition, the Company incurred $2.0 million of restructuring charges in fiscal 2008 that were related to general corporate functions that support all of our segments. The accruals for workforce reductions are expected to be paid over the next twelve months. The Company estimates that the annual salary and benefit savings as a result of these actions will be approximately $14.0 million. The cost savings resulting from these restructuring actions are expected to yield actual cash savings, net of the related costs, within twelve months.

The Company is expanding its cost reduction efforts in response to the global economic slowdown and expects to take further restructuring charges during fiscal 2009. The Company continues to review and align its cost structure to attain profitable operations amid the changing semiconductor cycles.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity related to the Company’s restructuring accruals is below, which includes activity related to the discontinued software division (in thousands):

	Fiscal 2008 Activity
	Balance			Balance
	September 30,			September 30,
	2007	Expense	Utilization	2008

Facilities	$12,804	$540	$(3,686)	$9,658
Workforce-related	2,907	6,747	(6,649)	3,005

	$15,711	$7,287	$(10,335)	$12,663

	Fiscal 2007 Activity
	Balance				Balance
	September 30,				September 30,
	2006	Expense	Reversals	Utilization	2007

Facilities	$13,697	$3,131	$(62)	$(3,962)	$12,804
Workforce-related	2,846	4,039	—	(3,978)	2,907

	$16,543	$7,170	$(62)	$(7,940)	$15,711

	Fiscal 2006 Activity
	Balance					Balance
	September 30,					September 30,
	2005	Expense	Helix Acquisition	Reversals	Utilization	2006

Facilities	$15,045	$1,966	$580	$—	$(3,894)	$13,697
Workforce-related	8,429	4,321	2,756	(990)	(11,670)	2,846

	$23,474	$6,287	$3,336	$(990)	$(15,564)	$16,543

16.	Segment and Geographic Information

In the fourth quarter of fiscal 2007 the Company made changes to its internal reporting structure and began reporting results in three segments: Automation Systems; Critical Components; and Global Customer Operations. In the second quarter of fiscal 2008 these segment disclosures were refined to reflect the results of a comprehensive review of operations conducted subsequent to the appointment of a new CEO and CFO. These refinements resulted in minor changes to the previously disclosed split of revenues and gross margins among segments and between products and services.

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

The Global Customer Operations segment consists of the Company’s after market activities including an extensive range of service support to its customers to address their on-site needs, spare parts and repair services, and support of legacy product lines.

The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has reclassified prior year data due to the changes made in its reportable segments.

Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Operations	Total

Year ended September 30, 2008
Revenues
Product	$273,294	$127,035	$11,324	$411,653
Services	—	—	114,713	114,713

	$273,294	$127,035	$126,037	$526,366

Gross profit	$54,714	$47,871	$24,243	$126,828
Segment operating income (loss)	$(32,052)	$11,654	$830	$(19,568)
Depreciation	$11,192	$3,359	$3,625	$18,176
Assets	$159,975	$49,710	$60,762	$270,447
Year ended September 30, 2007
Revenues
Product	$443,501	$165,225	$16,679	$625,405
Services	—	—	117,853	117,853

	$443,501	$165,225	$134,532	$743,258

Gross profit	$119,456	$66,235	$33,904	$219,595
Segment operating income	$15,046	$29,016	$9,336	$53,398
Depreciation	$10,402	$4,090	$2,989	$17,481
Assets	$270,401	$72,771	$82,020	$425,192
Year ended September 30, 2006
Revenues
Product	$336,923	$143,543	$14,331	$494,797
Services	—	—	112,697	112,697

	$336,923	$143,543	$127,028	$607,494

Gross profit	$104,642	$55,390	$26,618	$186,650
Segment operating income	$8,412	$18,288	$1,337	$28,037
Depreciation	$8,218	$4,740	$2,822	$15,780
Assets	$243,051	$82,535	$87,495	$413,081

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended September 30, 2008, 2007 and 2006 is as follows (in thousands):

	As of and for the Year Ended
	September 30,
	2008	2007	2006

Segment operating income (loss) from continuing operations	$(19,568)	$53,398	$28,037
Amortization of acquired intangible assets	7,044	5,939	4,251
Impairment charges	203,570	—	—
Restructuring charges	7,287	7,108	4,257

Total operating income (loss) from continuing operations	$(237,469)	$40,351	$19,529

Segment assets	$270,447	$425,192	$413,081
Assets from discontinued operations	—	—	57,324
Goodwill	119,979	319,302	314,452
Intangible assets	58,452	76,964	92,213
Investments in cash equivalents, marketable securities and joint ventures	205,988	193,380	115,507
Insurance receivable	8,772	—	—

Total assets	$663,638	$1,014,838	$992,577

Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006

North America	$340,214	$496,254	$379,719
Asia/Pacific	108,786	148,140	126,556
Europe	77,366	98,864	101,219

	$526,366	$743,258	$607,494

Long-lived assets, consisting of property, plant and equipment by geographic area are as follows (in thousands):

	September 30,
	2008	2007

North America	$76,306	$73,561
Asia/Pacific	4,835	6,625
Europe	463	561

	$81,604	$80,747

17.	Significant Customers

The Company had two customers that accounted for more than 10% of revenues in the years ended September 30, 2008 and 2007. The Company had one customer that accounted for more than 10% of revenues in the year ended September 30, 2006. The Company had two customers that accounted for more than 10% of its accounts receivable balance at September 30, 2008 and 2007.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,
	2008	2007

Accounts receivable	$68,210	$107,373
Less allowance for doubtful accounts	1,366	1,469

	$66,844	$105,904

The allowance for doubtful accounts activity for the years ended September 30, 2008, 2007 and 2006 were as follows (in thousands):

	Balance at
	Beginning of	Acquisition		Reversals of	Write-offs and	Balance at
Description	Period	Reserves	Provisions	Bad Debt Expense	Adjustments	End of Period

2008 Allowance for doubtful accounts	$1,469	$—	$720	$(255)	$(568)	$1,366
2007 Allowance for doubtful accounts	1,709	267	100	(31)	(576)	1,469
2006 Allowance for doubtful accounts	2,648	579	—	(842)	(676)	1,709

	September 30,
	2008	2007

Inventories, net
Raw materials and purchased parts	$64,651	$50,304
Work-in-process	26,789	31,555
Finished goods	14,461	22,935

	$105,901	$104,794

Reserves for excess and obsolete inventory were $17.4 million, $18.7 million and $12.7 million at September 30, 2008, 2007 and 2006, respectively. The Company recorded additions to reserves for excess and obsolete inventory of $4.9 million, $11.4 million and $2.9 million in fiscal 2008, 2007 and 2006, respectively, including $5.2 million, $8.5 million and $1.2 million charged to expense in fiscal 2008, 2007 and 2006, respectively. The Company reduced the reserves for excess and obsolete inventory by $6.3 million, $5.4 million and $2.9 million, in fiscal 2008, 2007 and 2006, respectively, for disposals of inventory.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2008, 2007 and 2006 is as follows (in thousands):

Balance at September 30, 2005	$9,782
Acquisitions	1,586
Accruals for warranties during the year	13,040
Settlements made during the year	(12,800)

Balance at September 30, 2006	11,608
Accruals for warranties during the year	13,387
Settlements made during the year	(14,009)

Balance at September 30, 2007	10,986
Accruals for warranties during the year	10,344
Settlements made during the year	(13,156)

Balance at September 30, 2008	$8,174

19.	Commitments and Contingencies

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2015. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2008, 2007 and 2006 was $5.4 million, $4.5 million and $5.1 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	Sublease
	Leases	Income

Year ended September 30, 2009	$11,838	$1,797
2010	10,845	1,563
2011	8,384	1,450
2012	2,314	61
2013	2,407	—
Thereafter	3,311	—

	$39,099	$4,871

These future minimum lease commitments include approximately $16.0 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives. In addition, the Company is a guarantor on a lease in Mexico that expires in January 2013 for approximately $1.6 million.

Purchase Commitments

The Company has non-cancelable contracts and purchase orders for inventory of $44.7 million at September 30, 2008.

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

Regulatory Proceedings Relating to Equity Incentive Practices and the Restatement

All pending inquiries and investigations of the Company by agencies of the United States Government pertaining to the Company’s past equity incentive-related practices have now been concluded, as described more fully below.

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

On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, the former Chief Executive Officer and Chairman of the Company, with income tax evasion. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws.

On May 19, 2008, the Company entered into a settlement with the SEC relating to its historical stock option granting processes. The Company agreed to settle with the SEC, without admitting or denying the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations in the Commission’s complaint, by consenting to the entry of a judgment enjoining future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The Company was not charged by the SEC with fraud nor was the Company required to pay any civil penalty or other money damages as part of the settlement. The option grants to which the SEC refers in its complaint were made between 1999 and 2001. The settlement completely resolves the previously disclosed SEC investigation into the Company’s historical stock option granting practices. As the Company disclosed previously, Brooks was not charged in the criminal indictment against Mr. Therrien, and the United States Attorney’s Office has informed the Company that it has closed this matter as it relates to the Company.

Private Litigation

All private class action and derivative action matters commenced against the Company relating to past equity incentive-related practices have been concluded or dismissed, as described more fully below.

On May 22, 2006, a derivative action was filed nominally on the Company’s behalf in the Superior Court for Middlesex County, Massachusetts, captioned as Mollie Gedell, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. A. Clinton Allen, et al.

On May 26, 2006, another derivative action was filed in the Superior Court for Middlesex County, Massachusetts nominally on the Company’s behalf, captioned as Ralph Gorgone, Derivatively on Behalf of Nominal Defendant Brooks Automation, Inc. v. Edward C. Grady, et al.

On August 4, 2006 the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the above state derivative actions under docket number 06-1808 and the caption In re Brooks Automation, Inc. Derivative Litigation. On September 5, 2006, the plaintiffs filed a Consolidated Shareholder Derivative Complaint, which named several current and former directors, officers, and employees of Brooks as defendants. The Consolidated Shareholder Derivative Complaint alleged that certain current and former directors and officers breached fiduciary duties owed to Brooks by backdating stock option grants, issuing inaccurate financial results and false or misleading public filings, and that Messrs. Therrien, Emerick and Khoury breached their fiduciary duties, and Mr. Therrien was unjustly enriched, as a result of the loan to and stock option exercise by Mr. Therrien mentioned above, and sought, on our behalf, damages for breaches of fiduciary duty and unjust enrichment, disgorgement to the Company of all profits from allegedly backdated stock option grants, equitable relief, and plaintiffs’ costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The defendants served motions to dismiss and, in response, plaintiffs moved for leave to amend their complaint. The Proposed Amended Complaint made allegations substantially similar to those in the Consolidated Shareholder Derivative Complaint, and named additional directors and officers as defendants. On May 4, 2007, the court granted plaintiffs leave to file an amended complaint. On June 22, 2007, the defendants served plaintiffs with motions to dismiss the amended complaint. The parties completed briefing the motions to dismiss on September 27, 2007, and oral argument was heard on December 4, 2007. On August 1, 2008, the court granted the Company’s motion to dismiss the case, and entered an order dismissing the amended consolidated shareholder derivative complaint in its entirety.

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

The District Court issued an order consolidating the above federal derivative actions on August 15, 2006, and a Consolidated Verified Shareholder Derivative Complaint was filed on October 6, 2006, which named several current and former directors, officers, and employees of Brooks as defendants. The Consolidated Verified Shareholder Derivative Complaint alleged violations of Section 10(b) and Rule 10b-5 of the Exchange

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

act; Section 14(a) of the Exchange Act; Section 20(a) of the Exchange Act; breach of fiduciary duty; corporate waste; and unjust enrichment, and sought, on behalf of Brooks, damages, extraordinary equitable relief including disgorgement and a constructive trust for improvidently granted stock options or proceeds from alleged insider trading by certain defendants, plaintiffs’ costs and disbursements including attorneys’ fees, accountants’ and experts’ fees, costs and expenses. The court held a hearing on defendants’ motions to dismiss on August 6, 2008. On September 26, 2008, the court entered an order approving the plaintiffs’ voluntary dismissal of the action without prejudice.

On June 19, 2006, a putative class action was filed in the United States District Court, District of Massachusetts, captioned as Charles E. G. Leech Sr. v. Brooks Automation, Inc., et al.

On July 19, 2006, a second putative class action was filed in the United States District Court for the District of Massachusetts, captioned as James R. Shaw v. Brooks Automation, Inc. et al., No. 06-11239-RWZ. On December 13, 2006, the court issued an order consolidating the Shaw action with the Leech action described above and appointing a lead plaintiff and lead counsel. The lead plaintiff filed a Consolidated Amended Complaint, which named as defendants current and former directors and officers of the Company, as well as PricewaterhouseCoopers LLP, the Company’s auditor. The Consolidated Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 and Sections 11, 12(a)(2), and 15 of the Securities Act.

Motions to dismiss were filed by all defendants in the case. In partial response to defendants’ motions to dismiss, the lead plaintiff filed a motion to amend the complaint to add a named plaintiff on May 10, 2007. Defendants filed an opposition to this motion. On June 26, 2007, the court heard argument on defendants’ motions to dismiss and lead plaintiff’s motion to amend the complaint. On November 6, 2007, the court granted in part and denied in part defendants’ motions to dismiss, and allowed lead plaintiff’s motion to add a named plaintiff. The claims against PricewaterhouseCoopers LLP were dismissed. On June 24, 2008, a Stipulation and Agreement of Settlement Between All Parties was filed, pursuant to which the parties proposed a final settlement. The terms of the settlement, which includes no admission of liability or wrong doing by Brooks, provide for a full and complete release of all claims in the litigation, a bar order against claims in the nature of contribution, and a payment of $7.75 million to be paid directly by the Company’s insurance carrier into a settlement fund, pending final documentation and approval by the court of a plan of distribution. As of September 30, 2008, the Company recorded a receivable from its liability insurers of $8.8 million within current assets on its audited consolidated balance sheets which includes the settlement fund obligation of $7.75 million and a reimbursement of professional fees of $1.0 million. On October 3, 2008, the court entered orders granting the parties’ motion for settlement and closed the case.

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of the Company, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action.

On August 15, 2007, two actions were filed in Massachusetts Superior Court for Middlesex County, nominally on the Company’s behalf, captioned Darr v. Grady et al. and Milton v. Grady et al. The two plaintiffs in these actions purported to be shareholders who had previously demanded that the Company take

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action against individuals who allegedly had involvement with backdated stock options, and to which the Company had responded. The defendants in these actions were several current and former officers, directors, and employees of Brooks. These actions alleged several claims against the defendants based on granting or receiving backdated stock options, including breach of fiduciary duties, corporate waste, and unjust enrichment. The complaint sought on the Company’s behalf, inter alia, damages, extraordinary equitable and/or injunctive relief, an accounting, a constructive trust, disgorgement, and plaintiff’s costs and disbursements, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. On September 20, 2007, the court granted defendants’ motion to consolidate the two matters. On June 5, 2008, the court granted plaintiffs’ motion for appointment as lead counsel, and on July 3, 2008, plaintiffs filed a consolidated amended complaint. On September 9, 2008, plaintiffs moved for voluntary dismissal, and on September 16, 2008, the court entered an order approving the plaintiffs’ motion for voluntary dismissal.

Matter to which the Company is Not a Party

Jenoptik-Asyst Litigation

The Company acquired certain assets, including a transport system known as IridNet, from the Infab division of Jenoptik AG on September 30, 1999. Asyst Technologies, Inc. had previously filed suit against Jenoptik AG and other defendants, or collectively, the defendants, in the Northern District of California charging that products of the defendants, including IridNet, infringe Asyst’s U.S. Patent Nos. 4,974,166, or the ’166 patent, and 5,097,421, or the ’421 patent. Asyst later withdrew its claims related to the ’166 patent from the case. Summary judgment of noninfringement was granted in that case by the District Court and judgment was issued in favor of Jenoptik on the ground that the product at issue did not infringe the asserted claims of the ’421 patent. Following certain rulings and findings adverse to Jenoptik, on August 3, 2007 the District Court issued final judgment in favor of Jenoptik. Asyst appealed, and on October 10, 2008, the United States Court of Appeals for the Federal Circuit entered an order affirming the District Court’s final judgment in favor of Jenoptik.

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

Litigation is inherently unpredictable and the Company cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against the Company, it may have a material adverse impact on its financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, the Company is unable to make a reasonable estimate of the losses that could result from these matters and hence has recorded no accrual in its financial statements as of September 30, 2008.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries engaged only in the business of Brooks Software, and Applied assumed certain liabilities related to Brooks Software.

The Company recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of its discontinued software business. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million. In the second and fourth quarters of fiscal year 2008, the Company resolved certain contingencies which arose from the sale of its software division resulting in an additional gain of $0.7 million, net of tax of $0 during fiscal year 2008, and the receipt of $1.9 million of additional proceeds during fiscal year 2008.

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

The summary of operating results from discontinued operations of the software division for the years ended September 30, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006

Revenues	$—	$47,712	$85,376

Gross profit	$—	$34,048	$58,134

Income from discontinued operations before income taxes	$—	$12,578	$4,855

Income from discontinued operations, net of tax	$—	$13,273	$3,495

The income of $13.3 million for the year ended September 30, 2007 includes the recognition of a tax benefit resulting from the reversal of tax reserves due to an audit settlement of $2.1 million.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Exhibits

Exhibit
No.	Description

3.01	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005 (the “Helix S-4”).
3.02	Certificate of Designations of the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.03 of the Company’s registration statement on Form S-3 (Registration No. 333- 34487), filed on August 27, 1997).
3.03	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the Helix S-4).
3.04	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Helix S-4).
3.05	Certificate of Increase of Shares Designated as the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 of the Helix S-4).
3.06	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company (incorporated herein by reference to Exhibit 3.6 of the Helix S-4).
3.07	Certificate of Designations, Preferences, Rights and Limitations of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).
3.08	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated herein by reference to Exhibit 3.8 of the Helix S-4).
3.09	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.01 of the Company’s quarterly report for the fiscal quarter ended March 31, 2003, filed on May 13, 2003).
3.10	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.11	Certificate of Elimination of Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed on October 26, 2005).
3.13	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).
4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320), filed on May 15, 2002).
10.01	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed on August 9, 2006 (the “2006 Q3 10-Q”)).
10.02	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation. (incorporated herein by reference to Exhibit 10.4 of the 2006 Q3 10-Q).
10.03	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.5 of the 2006 Q3 10-Q).
10.04	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-2 (Registration No. 2- 84880) filed by Helix Technology Corporation)).
10.05	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company’s registration statement on Form S-1 (Registration No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”))).

Exhibit
No.	Description

10.06	Employment Agreement dated as of October 24, 2005, by and between the Company and Thomas S. Grilk (incorporated herein by reference to Exhibit 10.09 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006, filed on December 14, 2006 (the “2006 10-K”)).
10.07	Employment Agreement dated as of September 30, 2007, by and between the Company and Robert Lepofsky (incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed on November 29, 2007 (the “2007 10-K”)).
10.08	Employment Agreement, effective as of January 28, 2008, by and between Brooks Automation, Inc. and Martin S. Headley (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 31, 2008).
10.09	Employment Agreement, effective as of October 26, 2005, by and between Brooks Automation, Inc. and Steven A. Michaud.
10.10	Employment Agreement, effective as of October 17, 2005, by and between Brooks Automation, Inc. and Michael W. Pippins.
10.11	Contract of Employment for a Managing Director, effective as of March 28, 2008, by and between Brooks Automation (Germany) Holding GmbH and Ralf Wuellner.
10.12	1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (Registration No. 333-22717), filed on March 4, 1997).
10.13	1992 Combination Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 (Registration No. 333-07313), filed on July 1, 1996).
10.14	1995 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.15 to the 2006 10-K).
10.15	Amended and Restated 2000 Equity Incentive Plan, restated as of May 6, 2008 (incorporated herein by reference to Exhibit 10.02 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 20, 2008, filed on August 7, 2008 (the “2008 Q3 10-Q”)).
10.16	Helix Technology Corporation 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.17	Helix Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.18	Helix Technology Corporation 1981 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3. of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.19	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.44 to the 2004 10-K).
10.20	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).
10.21	Form of 2000 Equity Incentive Plan Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).
10.22	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.23 to the 2006 10-K).
10.23	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.03 to the 2008 Q3 10-Q).
10.24	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.04 to the 2008 Q3 10-Q).
10.25	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.05 to the 2008 Q3 10-Q).
10.26	Brooks Automation, Inc. Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the 2006 Q3 10-Q).

Exhibit
No.	Description

10.27	Amendment No. 2008-01 to the Brooks Automation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the 2008 Q3 10-Q).
10.28	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002.
10.29	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002.
10.30	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to the Brooks S-1).
10.31	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to Exhibit 10.28 to the 2006 10-K).
10.32	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA (incorporated herein by reference to Exhibit 10.29 to the 2006 10-K).
10.33	First Amendment to Lease dated as of March 21, 2001 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA (incorporated herein by reference to Exhibit 10.30 to the 2006 10-K).
10.34	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee (incorporated herein by reference to Exhibit 10.31 to the 2006 10-K).
10.35	Multi-Tenant Industrial Triple Net Lease, effective December 15, 2000, between Catellus Development Corporation and Synetics Solutions, Inc., including amendments thereto (incorporated herein by reference to Exhibit 10.32 to the 2006 10-K).
10.36	Factory Lease Advanced Agreement among Sang Chul Park, Young Ja Kim, Joon Ho Park, Brooks Automation Asia, Ltd. and Brooks Automation Korea, Inc. (incorporated herein by reference to Exhibit 10.33 to the 2006 10-K).
10.37	Lease dated September 6, 2001 between The Harry Friedman and Edith B. Friedman Revocable Living Trust Dated May 15, 1986 et al as Lessor and the Company (IGC — Polycold Systems Inc.) as Lessee (incorporated herein by reference to Exhibit 10.37 to the 2007 10-K).
10.38	Lease dated August 8, 2008 between the Company and Koll/Intereal Bay Area for 4051 Burton Drive, Santa Clara, CA.
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).
31.01	Rule 13a-14(a),15d-14(a) Certification.
31.02	Rule 13a-14(a),15d-14(a) Certification.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Robert J. Lepofsky
Robert J. Lepofsky,
Chief Executive Officer

Date: November 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Lepofsky Robert J. Lepofsky	Director and Chief Executive Officer (Principal Executive Officer)	November 26, 2008

/s/ Martin S. Headley Martin S. Headley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 26, 2008

/s/ Timothy S. Mathews Timothy S. Mathews	Vice President and Corporate Controller (Principal Accounting Officer)	November 26, 2008

/s/ A. Clinton Allen A. Clinton Allen	Director	November 26, 2008

/s/ Joseph R. Martin Joseph R. Martin	Director	November 26, 2008

/s/ John K. McGillicuddy John K. McGillicuddy	Director	November 26, 2008

/s/ Krishna G. Palepu Krishna G. Palepu	Director	November 26, 2008

/s/ Chong Sup Park Chong Sup Park	Director	November 26, 2008

/s/ Kirk P. Pond Kirk P. Pond	Director	November 26, 2008

/s/ Alfred Woollacott III Alfred Woollacott III	Director	November 26, 2008

/s/ Mark S. Wrighton Mark S. Wrighton	Director	November 26, 2008