Form 10-Q
period 2008-12-31
BROOKS AUTOMATION INC
filed 2009-02-09
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2008
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 30, 2009:

Common stock, $0.01 par value	63,693,782 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31,	September 30,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$78,100	$110,269
Marketable securities	33,932	33,077
Accounts receivable, net	40,882	66,844
Insurance receivable for litigation	455	8,772
Inventories, net	109,559	105,901
Prepaid expenses and other current assets	14,368	13,783

Total current assets	277,296	338,646

Property, plant and equipment, net	82,931	81,604
Long-term marketable securities	47,625	33,935
Goodwill	119,938	119,979
Intangible assets, net	54,229	58,452
Equity investment in joint ventures	29,954	26,309
Other assets	3,292	4,713

Total assets	$615,265	$663,638

Liabilities, minority interests and stockholders’ equity
Current liabilities
Accounts payable	$29,717	$37,248
Deferred revenue	3,231	3,553
Accrued warranty and retrofit costs	7,938	8,174
Accrued compensation and benefits	17,014	18,174
Accrued restructuring costs	8,966	7,167
Accrued income taxes payable	2,884	3,151
Accrual for litigation settlement	—	7,750
Accrued expenses and other current liabilities	15,600	17,634

Total current liabilities	85,350	102,851
Accrued long-term restructuring	4,534	5,496
Income taxes payable	10,649	10,649
Other long-term liabilities	2,677	2,238

Total liabilities	103,210	121,234

Contingencies (Note 13)
Minority interests	322	409

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 77,033,114 shares issued and 63,571,245 shares outstanding at December 31, 2008, 77,044,737 shares issued and 63,582,868 shares outstanding at September 30, 2008	770	770
Additional paid-in capital	1,790,371	1,788,891
Accumulated other comprehensive income	21,404	18,063
Treasury stock at cost, 13,461,869 shares at December 31, 2008 and September 30, 2008	(200,956)	(200,956)
Accumulated deficit	(1,099,856)	(1,064,773)

Total stockholders’ equity	511,733	541,995

Total liabilities, minority interests and stockholders’ equity	$615,265	$663,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2008	2007
Revenues
Product	$52,376	$120,070
Services	21,067	27,763

Total revenues	73,443	147,833

Cost of revenues
Product	48,649	86,260
Services	18,406	23,124

Total cost of revenues	67,055	109,384

Gross profit	6,388	38,449

Operating expenses
Research and development	9,277	12,432
Selling, general and administrative	27,634	29,103
Restructuring and acquisition-related charges	4,105	600

Total operating expenses	41,016	42,135

Operating loss	(34,628)	(3,686)
Interest income	897	3,209
Interest expense	126	133
Loss on investment	1,185	—
Other (income) expense, net	38	343

Loss before income taxes, minority interests and equity in earnings of joint ventures	(35,080)	(953)
Income tax provision	391	670

Loss before minority interests and equity in earnings of joint ventures	(35,471)	(1,623)
Minority interests in income (loss) of consolidated subsidiaries	(87)	(27)
Equity in earnings of joint ventures	301	177

Net loss	$(35,083)	$(1,419)

Basic net loss per share	$(0.56)	$(0.02)

Diluted net loss per share	$(0.56)	$(0.02)

Shares used in computing loss per share
Basic	62,651	69,110
Diluted	62,651	69,110
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended
	December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(35,083)	$(1,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,380	8,507
Stock-based compensation	1,524	2,009
Amortization of discount on marketable securities	(34)	(418)
Undistributed earnings of joint ventures	(301)	(177)
Minority interests	(87)	(27)
(Gain) loss on disposal of long-lived assets	(8)	105
Loss on investment	1,185	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	26,330	14,379
Inventories	(3,252)	(2,248)
Prepaid expenses and other current assets	71	1,977
Accounts payable	(7,580)	(14,396)
Deferred revenue	(330)	865
Accrued warranty and retrofit costs	(237)	(1,413)
Accrued compensation and benefits	(1,201)	(6,362)
Accrued restructuring costs	890	(1,691)
Accrued expenses and other current liabilities	(3,745)	(5,822)

Net cash used in operating activities	(13,478)	(6,131)

Cash flows from investing activities
Purchases of property, plant and equipment	(5,084)	(4,521)
Purchases of marketable securities	(35,022)	(98,115)
Sale/maturity of marketable securities	22,533	114,154
Purchases of intangible assets	—	(75)

Net cash provided by (used in) investing activities	(17,573)	11,443

Cash flows from financing activities
Treasury stock purchases	—	(29,208)

Net cash used in financing activities	—	(29,208)

Effects of exchange rate changes on cash and cash equivalents	(1,118)	223

Net decrease in cash and cash equivalents	(32,169)	(23,673)
Cash and cash equivalents, beginning of period	110,269	168,232

Cash and cash equivalents, end of period	$78,100	$144,559

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
     Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2008. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
Recently Enacted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. As permitted by FSP 157-2, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), is the beginning of the Company’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning on October 1, 2008. See Note 12.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On October 1, 2008 the Company adopted SFAS 159 and has elected not to measure any additional financial instruments or other items at fair value.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. At this point in time, the Company believes that there will not be a material impact in connection with SFAS 160 on its financial position or results of operations.

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
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three months ended December 31, 2008 and 2007 in accordance with SFAS 123R (in thousands):

	Three months ended
	December 31,
	2008	2007
Stock options	$133	$189
Restricted stock	1,251	1,659
Employee stock purchase plan	140	161

	$1,524	$2,009

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
     Stock Option Activity
     The following table summarizes stock option activity for the three months ended December 31, 2008:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2008	1,816,025		$19.92
Forfeited/expired	(158,852)		24.89

Outstanding at December 31, 2008	1,657,173	1.9 years	$19.44	$3
Vested and unvested expected to vest at December 31, 2008	1,652,683	1.8 years	$19.46	$3
Options exercisable at December 31, 2008	1,577,687	1.8 years	$19.75	$3
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $5.81 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three months ended December 31, 2008 and 2007. The total intrinsic value of options exercised during the three month period ended December 31, 2008 and 2007 was $0. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2008 and 2007 was $0.
     As of December 31, 2008 future compensation cost related to nonvested stock options is approximately $0.5 million and will be recognized over an estimated weighted average period of 1.4 years.

     Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of December 31, 2008 and changes during the three months ended December 31, 2008 is as follows:

	Three months ended
	December 31, 2008
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2008	984,500	$13.33
Awards vested	(31,999)	12.84
Awards canceled	(5,751)	17.04

Outstanding at December 31, 2008	946,750	$13.33
     The fair value of restricted stock awards vested during the three months ended December 31, 2008 and 2007 was $0.4 million and $1.8 million, respectively.
     As of December 31, 2008, the unrecognized compensation cost related to nonvested restricted stock is $7.3 million and will be recognized over an estimated weighted average amortization period of 1.3 years.
     Employee Stock Purchase Plan
     There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2008.
     Stock Repurchase Plan
     On November 9, 2007 the Company announced that its Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of the Company’s outstanding common stock. During the three months ended December 31, 2008, the Company purchased no shares of its common stock in connection with the stock repurchase plan.
3. Goodwill
     The changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2008 is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Operations	Total
Balance at September 30, 2008	$—	$55,741	$64,238	$119,979
Adjustments to goodwill:
Resolution of tax contingencies	—	(20)	(21)	(41)

Balance at December 31, 2008	$—	$55,721	$64,217	$119,938

4. Income Taxes
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various state and international jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2002. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company anticipates that several of these audits may be finalized within the next 12 months. The Company currently anticipates that approximately $0.2 million will be realized in the fourth quarter of fiscal year 2009 as a result of the expiration of certain non-U.S. statute of limitations, all of which will impact the Company’s fiscal year 2009 effective tax rate.
     On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was enacted. This legislation retroactively reinstated the research and development tax credit, which had expired in 2007, for 2008. As the Company has a full valuation reserve, it will not recognize a benefit in the period ended December 31, 2008.
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended
	December 31,
	2008	2007
Weighted average common shares outstanding used in computing basic earnings (loss) per share	62,651	69,110
Dilutive common stock options and restricted stock awards	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	62,651	69,110

     Approximately 1,670,000 and 2,367,000 options to purchase common stock and 875,000 and 555,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended December 31, 2008 and 2007, respectively, as their effect would be anti-dilutive. These options and restricted stock could, however, become dilutive in future periods.
6. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three months ended
	December 31,
	2008	2007
Net loss	$(35,083)	$(1,419)
Change in cumulative translation adjustment	3,037	2,413
Unrealized gain (loss) on marketable securities	304	(832)

	$(31,742)	$162

7. Segment Information
     The Company reports financial results in three segments: Automation Systems; Critical Components; and Global Customer Operations. In the second quarter of fiscal 2008 these segment disclosures were refined to reflect the results of a comprehensive review of operations conducted subsequent to the appointment of a new CEO and CFO. These refinements resulted in minor changes to the previously disclosed split of revenues and gross margins among segments and between products and services. A description of segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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
     Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Automation	Critical	Customer
	Systems	Components	Operations	Total
Three months ended December 31, 2008
Revenues
Product	$28,792	$22,809	$775	$52,376
Services	—	—	21,067	21,067

	$28,792	$22,809	$21,842	$73,443

Gross profit (loss)	$(3,421)	$6,961	$2,848	$6,388
Segment operating loss	$(21,111)	$(3,951)	$(3,568)	$(28,630)

Three months ended December 31, 2007
Revenues
Product	$83,070	$34,696	$2,304	$120,070
Services	—	—	27,763	27,763

	$83,070	$34,696	$30,067	$147,833

Gross profit	$19,779	$12,843	$5,827	$38,449
Segment operating income (loss)	$(4,864)	$4,147	$(684)	$(1,401)

Assets
December 31, 2008	$142,573	$49,616	$58,331	$250,520
September 30, 2008	$159,975	$49,710	$60,762	$270,447

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2008 and 2007 is as follows (in thousands):

	Three months ended
	December 31,
	2008	2007
Segment operating loss	$(28,630)	$(1,401)
Amortization of acquired intangible assets	1,893	1,685
Restructuring charges	4,105	600

Total operating loss	$(34,628)	$(3,686)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2008 and September 30, 2008 is as follows (in thousands):

	December 31,	September 30,
	2008	2008
Segment assets	$250,520	$270,447
Goodwill	119,938	119,979
Intangible assets	54,229	58,452
Investments in cash equivalents, marketable securities and joint ventures	190,123	205,988
Insurance receivable	455	8,772

Total assets	$615,265	$663,638

8. Restructuring-Related Charges and Accruals
     The Company recorded a charge to operations of $4,105,000 in the three months ended December 31, 2008 which primarily relates to severance costs of $4,071,000 for workforce reductions of 120 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for the three months ended December 31, 2008 were: Global Customer Operations — $2.7 million, Automated Systems — $0.8 million and Critical Components — $0.2 million. In addition, the Company incurred $0.4 million of restructuring charges for the three months ended December 31, 2008 that were related to general corporate functions that support all of the Company’s segments. The accruals for workforce reductions are expected to be paid over the next twelve months. The Company expects the annual salary and benefit savings as a result of these actions will be approximately $7.7 million. The cost savings resulting from these restructuring actions are expected to yield actual cash savings, net of the related costs, within twelve months.
     The Company recorded a charge to operations of $600,000 in the three months ended December 31, 2007 which primarily relates to costs for workforce reductions of administrative personnel.
     The activity for the three months ended December 31, 2008 and 2007 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended December 31, 2008
	Balance			Balance
	September 30,			December 31,
	2008	Expense	Utilization	2008
Facilities	$9,658	$34	$(1,041)	$8,651
Workforce-related	3,005	4,071	(2,227)	4,849

	$12,663	$4,105	$(3,268)	$13,500

	Activity — Three Months Ended December 31, 2007
	Balance			Balance
	September 30,			December 31,
	2007	Expense	Utilization	2007
Facilities	$12,804	$8	$(905)	$11,907
Workforce-related	2,907	592	(1,364)	2,135

	$15,711	$600	$(2,269)	$14,042

     The Company expects the majority of the remaining severance costs totaling $4,849,000 will be paid over the next twelve months. The expected facilities costs, totaling $8,651,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.

9. Gain (Loss) on Investment
     During the three months ended December 31, 2008, the Company recorded a charge of $1.2 million to write-down its minority equity investment in a Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. The remaining balance of this investment at December 31, 2008 after giving effect to foreign exchange was $0.4 million.
10. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2008	2008
Accounts receivable	$42,379	$68,210
Less allowances	1,497	1,366

	$40,882	$66,844

Inventories, net
Raw materials and purchased parts	$65,835	$64,651
Work-in-process	24,838	26,789
Finished goods	18,886	14,461

	$109,559	$105,901

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three months ended December 31, 2008 and 2007 is as follows (in thousands):

Activity — Three Months Ended December 31, 2008
Balance			Balance
September 30,			December 31,
2008	Accruals	Settlements	2008
$8,174	$1,873	$(2,109)	$7,938

Activity — Three Months Ended December 31, 2007
Balance			Balance
September 30,			December 31,
2007	Accruals	Settlements	2007
$10,986	$1,298	$(2,715)	$9,569
11. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended December 31, 2008 and 2007, the Company recorded income associated with UCI of $0.3 million and $0, respectively. At December 31, 2008, the carrying value of UCI in the Company’s consolidated balance sheet was $26.4 million. For the three months ended December 31, 2008 and 2007, royalty payments received by the Company from UCI were $0.2 million and $0, respectively.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (Yaskawa) to form a joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended December 31, 2008 and 2007, the Company recorded income associated with YBA of $0 and $0.2 million, respectively. At December 31, 2008, the carrying value of YBA in the Company’s consolidated balance sheet was $3.6 million. For the three months ended December 31, 2008 and 2007, revenues earned by the Company from YBA were $1.7 million and $3.8 million, respectively. The amount due from YBA included in accounts receivable at December 31, 2008 and September 30, 2008 was $4.9 million and $8.6 million, respectively. For the three months ended December 31, 2008 and 2007, the Company did not incur any charges from YBA for products or services. At December 31, 2008 and September 30, 2008 the Company owed YBA $0.2 million in connection with accounts payable for unpaid products and services.

     These investments are accounted for using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.
12. Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
     Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     The Company adopted SFAS 157 as of October 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has applied the provision of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
     SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2008, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$23,408	$23,408	$—	$—
Available-for-sale securities	81,389	16,781	64,608	—
Other Assets	415	415	—	—

Total Assets	$105,212	$40,604	$64,608	$—

Cash Equivalents
     Cash equivalents of $23.4 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $16.8 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $64.6 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Other Assets
     Other assets of $0.4 million, consisting of Stocks, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
13. Contingencies
Regulatory Proceedings Relating to Equity Incentive Practices and the Restatement
     All pending inquiries and investigations of the Company by agencies of the United States Government pertaining to the Company’s past equity incentive-related practices have now been concluded, as described more fully in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, the former Chief Executive Officer and Chairman of the Company, with income tax evasion. Trial is scheduled to commence on March 9, 2009. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws. This matter has been stayed by the court pending the outcome of the criminal matter. In accordance with the provisions of the Company’s indemnification agreement with Mr. Therrien, the Company is advancing Mr. Therrien for costs he incurs in connection with these matters, which amounted to $1.8 million for the three months ended December 31, 2008.
Private Litigation
     All private class action and derivative action matters commenced against the Company relating to past equity incentive-related practices have been concluded or dismissed, as described more fully in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of the Company, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter and is currently ongoing.
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
     Litigation is inherently unpredictable and the Company cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against the Company, it may have a material adverse impact on its financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, the Company is unable to make a reasonable estimate of the losses that could result from these matters and hence has recorded no accrual in its financial statements as of December 31, 2008.
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
Overview
     We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success. Our largest served market is the semiconductor manufacturing industry, which represented 77% of our consolidated revenues for fiscal year 2008. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and solar markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. During fiscal 2006 and throughout most of fiscal 2007, we benefited from an industry expansion. During the fourth quarter of fiscal 2007, we began to observe a slowdown in the demand for semiconductor capital equipment. This slowdown continued throughout fiscal year 2008. In response to this slowdown, we reduced our workforce by approximately 15% during fiscal year 2008.
     Demand for our products has continued to decrease in fiscal year 2009 as a result of the global economic slowdown. In response to these further weaknesses in demand, we are developing plans to further reduce our cost structure, including further reductions to the size of our workforce. We reduced our workforce by approximately 10% during the first quarter of fiscal 2009, and we plan to further reduce our workforce by approximately 20%, with most of those reductions occurring during the second quarter of fiscal 2009. We have not completed the assessment of our cost structure, which may result in further workforce reductions.
     Our current internal reporting structure includes three segments: Automation Systems, Critical Components and Global Customer Operations. Our restructuring actions will likely change our internal reporting structure. We will continue to report our financial results for our existing segments until our internal reporting structure changes are complete. We expect the changes to our internal reporting structure to be complete during fiscal 2009.

     As a result of our acquisitions, we have identified intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. We have $174.2 million of intangible assets on our unaudited consolidated balance sheet as of December 31, 2008, including $119.9 million of goodwill. As of December 31, 2008, two of our three reportable segments have goodwill balances. The changes we will make to our internal reporting structure and to how we operate our business will likely result in the re-allocation of our goodwill to our newly identified reporting units based on factors such as the relative fair values of these reporting units. To the extent goodwill allocated to each new reporting unit causes the carrying value of any reporting unit to exceed its fair value, we may record an impairment charge which could be material.
     As of December 31, 2008, we had total inventory of $109.6 million including $70.2 of inventory related to our Automation Systems segment, $15.7 million of inventory related to our Critical Components segment and $23.7 million of inventory for our Global Customer Operations segment. During the three months ended December 31, 2008, we recorded aggregate charges for excess and obsolete inventory of $3.9 million which primarily relates to our Automation Systems segment, and was the result of decreased demand for semiconductor capital equipment. If the weakness in the semiconductor capital equipment market continues for an extended period of time, we may be required to record additional material provisions for excess and obsolete inventory which will decrease our gross margin in the period we record these charges.
     We have provided allowances on our accounts receivable of $1.5 million as of December 31, 2008, which we believe is appropriate based on our assessment of our higher risk accounts. Should the current weakness in the semiconductor market continue for an extended period of time, more of our customers may be adversely impacted and we may be required to record additional material provisions for bad debts.
Three Months Ended December 31, 2008, Compared to Three Months Ended December 31, 2007
Revenues
     We reported revenues of $73.4 million for the three months ended December 31, 2008, compared to $147.8 million in the same prior year period, a 50.3% decrease. The total decrease in revenues of $74.4 million impacted our segments as follows: Automation Systems segment revenues decreased by $54.3 million, Critical Components segment revenues decreased by $11.9 million and our Global Customer Operations segment revenues decreased by $8.2 million. These decreases were the result of lower volume shipments in response to declining demand. We expect the volume of shipments to further decline in the near term in response to the global economic slowdown.
     Our Automation Systems segment reported revenues of $28.8 million for the three months ended December 31, 2008, compared to $83.1 million in the same prior year period, a 65.3% decrease. This decrease is attributable to weaker demand for semiconductor capital equipment and impacted all product lines within this segment.
     Our Critical Components segment reported revenues of $22.8 million for the three months ended December 31, 2008, compared to $34.7 million, a 34.3% decrease. This decrease principally reflects lower revenues of $10.4 million for cryogenic vacuum pumping, primarily due to the decrease in demand for semiconductor capital equipment. Revenues from non-semiconductor related customers were approximately 62% of our Critical Components revenues for the three months ended December 31, 2008 as compared to 48% in the same prior year period.
     Global Customer Operations segment reported revenues of $21.8 million for the three months ended December 31, 2008, compared to $30.1 million in the same prior year period, a 27.6% decrease. This decrease is attributable to lower service contract and repair revenue of $6.7 million and lower legacy product revenue of $1.6 million. Our consolidated service revenues are all earned by our Global Customer Operations segment, and include the revenues from the sale of spare parts. Service revenues for the three months ended December 31, 2008 were $21.1 million as compared to $27.8 million for the same prior year period, a decrease of 24.1%. This decrease is primarily the result of decreased spending by semiconductor manufacturing and semiconductor capital equipment companies.
Gross Profit
     Gross margin dollars decreased to $6.4 million for the three months ended December 31, 2008 as compared to $38.4 million for the same prior year period. This decrease is primarily the result of the $74.4 million in lower revenue. Gross margin percentage decreased to 8.7% for the three months ended December 31, 2008 as compared to 26.0% for the same prior year period. The decrease in gross margin percentage is primarily due to the lower absorption of indirect factory overhead on lower revenues.

     Gross margin dollars from our Automation Systems segment decreased to a loss of $3.4 million for the three months ended December 31, 2008 as compared to income of $19.8 million for the same prior year period. This decrease is due to a drop of $54.3 million in revenues, and a $2.0 million increase in charges for excess and obsolete inventory. Gross margin percentage decreased to (11.9)% for the three months ended December 31, 2008 as compared to 23.8% in the same prior year period. The decrease is due to increased charges for excess and obsolete inventory which lowered gross margin by 6.9%, with the balance of the decrease related primarily to lower absorption of indirect factory overhead on lower revenues.
     Gross margin dollars from our Critical Components segment decreased to $7.0 million for the three months ended December 31, 2008 as compared to $12.8 million for the same prior year period. The decrease is primarily related to an $11.9 million decrease in revenues. Gross margin percentage was 30.7% for the three months ended December 31, 2008 as compared to 36.9% in the same prior year period. The decrease in gross margin percentage is primarily due to the lower absorption of indirect factory overhead on lower revenues.
     Gross margin dollars from our Global Customer Operations segment decreased to $2.8 million for the three months ended December 31, 2008 as compared to $5.8 million for the same prior year period. This decrease is the result of lower service revenues of $6.7 million and lower legacy product revenues of $1.6 million. Gross margin percentage was 12.8% for the three months ended December 31, 2008 as compared to 19.3% for the same prior year period. This decrease is due to higher revenues from highly profitable legacy product sales in the prior year period which impacted gross profit percentage by 3.4%, with the balance of the decrease attributable to lower absorption of service costs on less revenue.
Research and Development
     Research and development, or R&D, expenses for the three months ended December 31, 2008 were $9.3 million as compared to $12.4 million for the same prior year period. This decrease includes reduced labor costs of $1.9 million and reductions in third party material and service costs of $0.6 million. These decreases are primarily associated with reduced Automation Systems product development with certain development cycles coming to completion.
Selling, General and Administrative
     Selling, general and administrative expenses were $27.6 million for the three months ended December 31, 2008 as compared to $29.1 million for the same prior year period. This decrease includes lower cash-based labor costs of $2.5 million and lower stock-based compensation costs of $0.4 million. These decreases were partially offset by a $0.7 million increase in litigation costs incurred by us to indemnify a former executive. We settled our litigation matters with the SEC during fiscal 2008, however, we continue to incur litigation costs relating to our former executive officer that we are contractually required to indemnify. The total indemnification costs were $1.8 million for the three months ended December 31, 2008.
Restructuring Charges
     We recorded a charge of $4.1 million for the three months ended December 31, 2008 as an initial charge for our fiscal 2009 restructuring plan. This charge consists primarily of $4.1 million of severance costs associated with workforce reductions of 120 employees in operations, service and administrative functions across all the main geographies in which we operate. The restructuring charges by segment for the three months ended December 31, 2008 were: Global Customer Operations — $2.7 million, Automated Systems — $0.8 million and Critical Components - $0.2 million. In addition, we incurred $0.4 million of restructuring charges for the three months ended December 31, 2008 that were related to general corporate functions that support all of our segments. The accruals for workforce reductions are expected to be paid over the next twelve months. We expect the annual salary and benefit savings as a result of these actions will be approximately $7.7 million. The cost savings resulting from these restructuring actions are expected to yield actual cash savings, net of the related costs, within twelve months. We have not completed all actions under our fiscal 2009 restructuring plan, and expect to make further workforce reductions during fiscal 2009. We expect to incur severance charges of approximately $6.0 million to $8.0 million, primarily in our second quarter of fiscal 2009, in connection with planned workforce reductions of an additional 300 employees. We are continuing to review the costs of our operations, and may make further reductions in our workforce resulting in additional severance costs.

     We recorded a restructuring charge of $0.6 million for the three months ended December 31, 2007 which primarily relates to costs for workforce reductions of administrative personnel.
Interest Income and Expense
     Interest income decreased by $2.3 million, to $0.9 million, for the three months ended December 31, 2008. Approximately $1.2 million of this decrease is attributable to lower interest rates on our investments, with the balance due to lower investment balances.
Gain (Loss) on Investment
     During the three months ended December 31, 2008, we recorded a charge of $1.2 million to write down our minority equity investment in a closely-held Swiss public company. The remaining balance of this investment at December 31, 2008 after giving effect to foreign exchange was $0.4 million.
Income Tax Provision
     We recorded an income tax provision of $0.4 million for the three months ended December 31, 2008, which is principally attributable to taxes on foreign income and interest related to unrecognized tax benefits. We recorded an income tax provision of $0.7 million for the three months ended December 31, 2007, which is principally attributable to alternative minimum taxes along with foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
Equity in Earnings of Joint Ventures
     Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.3 million for the three months ended December 31, 2008, compared to $0 for the same prior year period. Income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0 for the three months ended December 31, 2008 as compared to $0.2 million for the same prior year period.
     The carrying values of our joint venture investments included in our consolidated balance sheet at December 31, 2008 were $30.0 million, including $26.4 million for our ULVAC joint venture and $3.6 million for our Yaskawa joint venture.
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
     At December 31, 2008, we had cash, cash equivalents and marketable securities aggregating $159.6 million. This amount was comprised of $78.1 million of cash and cash equivalents, $33.9 million of investments in short-term marketable securities and $47.6 million of investments in long-term marketable securities.
     Cash and cash equivalents were $78.1 million at December 31, 2008, a decrease of $32.2 million from September 30, 2008. This decrease was primarily due to $13.5 million of cash used by operating activities, capital expenditures of $5.1 million and $12.5 million of net purchases of marketable securities.
     Cash used in operations was $13.5 million for the three months ended December 31, 2008, and was primarily attributable to a $24.1 million loss after adjusting our net loss for non-cash expenses, including depreciation and amortization of $8.4 million, stock-based compensation of $1.5 million, and other non-cash items of $0.7 million. Cash used in operations was partially offset by $10.9 million of changes in working capital which was primarily due to decreased accounts receivable balances of $26.3 million which was partially offset by lower accounts payable levels of $7.6 million, lower accrued expenses of $4.3 million and increased inventory of $3.3 million. The increases in inventory relate primarily to our Global Customer Operations segment to improve customer responsiveness.

     Cash used in investing activities was $17.6 million for the three months ended December 31, 2008, and is principally comprised of net purchases of marketable securities of $12.5 million and $5.1 million of capital expenditures, including $3.0 million in expenditures related to our Oracle ERP implementation. Our Oracle ERP implementation is expected to cost approximately $26.5 million when fully implemented, of which $23.7 million has been incurred from inception through December 31, 2008.
     At December 31, 2008, we had approximately $0.5 million of letters of credit outstanding.
     On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of our outstanding common stock. During the year ended September 30, 2008, we purchased 7,401,869 shares of our common stock for a total of $90.2 million in connection with the stock repurchase plan. We did not repurchase any of our stock during the three months ended December 31, 2008. Management and the Board of Directors will exercise discretion with respect to the timing and amount of any future shares repurchased, if any, based on their evaluation of a variety of factors, including current market conditions. Repurchases may be commenced or suspended at any time without prior notice. The repurchase program has been funded using our available cash resources. Any future repurchases would come from our available cash resources.
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
Recently Enacted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. As permitted by FSP 157-2, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), is the beginning of our first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning on October 1, 2008. See Note 12.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On October 1, 2008 we adopted SFAS 159 and have elected not to measure any additional financial instruments or other items at fair value.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. At this point in time, we believe that there will not be a material impact in connection with SFAS 160 on our financial position or results of operations.

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
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the three months ended December 31, 2008, the unrealized gain on marketable securities, excluding our investment in a Swiss public company, was $304,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.7 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 22.0% of our total sales for the three months ended December 31, 2008. We also purchase materials from some suppliers outside of the United States that is transacted in currencies other than the U.S. dollar. In the three months ended December 31, 2008, we recorded foreign exchange losses related to receivables of $0.1 million, and no foreign exchange losses related to payables. If currency exchange rates had been 10% different throughout the three months ended December 31, 2008 compared to the currency exchange rates actually experienced, the impact on our net earnings would have been approximately $0.5 million. The changes in currency exchange rates relative to the U.S. dollar during the three months ended December 31, 2008 compared to the currency exchange rates at September 30, 2008 resulted in an increase in net assets of $3.0 million that we reported as a separate component of comprehensive income. The impact of a hypothetical 10% change in foreign exchange rates at December 31, 2008 is not considered material.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Regulatory Proceedings Relating to Equity Incentive Practices and the Restatement
     All pending inquiries and investigations of the Company by agencies of the United States Government pertaining to our past equity incentive-related practices have now been concluded, as described more fully in our Annual Report on Form 10-K for the year ended September 30, 2008.
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, the former Chief Executive Officer and Chairman of the Company, with income tax evasion. Trial is scheduled to commence on March 9, 2009. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws. This matter has been stayed by the court pending the outcome of the criminal matter. In accordance with the provisions of the Company’s indemnification agreement with Mr. Therrien, we are advancing Mr. Therrien for costs he incurs in connection with these matters, which amounted to $1.8 million for the three months ended December 31, 2008.
Private Litigation
     All private class action and derivative action matters commenced against the Company relating to past equity incentive-related practices have been concluded or dismissed, as described more fully in our Annual Report on Form 10-K for the year ended September 30, 2008.
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of the Company, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter and is currently ongoing.
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
     We had received notice that Asyst might amend its complaint in this Jenoptik litigation to name Brooks as an additional defendant, but no such action was ever taken. Based on our investigation of Asyst’s allegations, we do not believe it is infringing any claims of Asyst’s patents. Asyst may decide to seek to prohibit us from developing, marketing and using the IridNet product without a license. We cannot guarantee that a license would be available to us on reasonable terms, if at all. In any case, we could face litigation with Asyst. Jenoptik has agreed to indemnify us for any loss we may incur in this action.

     Litigation is inherently unpredictable and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 9, 2007, we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of our outstanding common stock. We did not repurchase any of our stock under this program during the three months ended December 31, 2008.
     The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2008. These purchases were made pursuant to the Amended and Restated 2000 Equity Incentive Plan.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 — 31, 2008	1,584	$6.46	1,584	$—
November 1 — 30, 2008	6,038	5.67	6,038	—
December 1 — 31, 2008	—	—	—	—

Total	7,622	$5.83	7,622	$—

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
10.01	Amended and Restated 2000 Equity Incentive Plan, Restated as of December 29, 2008

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: February 9, 2009	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: February 9, 2009	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Amended and Restated 2000 Equity Incentive Plan, Restated as of December 29, 2008

31.01	Rule 13a-14(a), 15d-14(a) Certification

31.02	Rule 13a-14(a), 15d-14(a) Certification

32	Section 1350 Certifications