Form 10-Q
period 2009-03-31
BROOKS AUTOMATION INC
filed 2009-05-07
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 30, 2009:
Common stock, $0.01 par value                     64,297,612 shares

BROOKS AUTOMATION, INC.

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31,	September 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$49,157	$110,269
Marketable securities	40,190	33,077
Accounts receivable, net	25,566	66,844
Insurance receivable for litigation	224	8,772
Inventories, net	98,519	105,901
Prepaid expenses and other current assets	11,015	13,783

Total current assets	224,671	338,646
Property, plant and equipment, net	82,082	81,604
Long-term marketable securities	40,820	33,935
Goodwill	48,138	119,979
Intangible assets, net	15,708	58,452
Equity investment in joint ventures	30,499	26,309
Other assets	3,173	4,713

Total assets	$445,091	$663,638

Liabilities, minority interests and stockholders’ equity
Current liabilities
Accounts payable	$16,097	$37,248
Deferred revenue	2,336	3,553
Accrued warranty and retrofit costs	6,667	8,174
Accrued compensation and benefits	14,543	18,174
Accrued restructuring costs	10,896	7,167
Accrued income taxes payable	2,904	3,151
Accrual for litigation settlement	—	7,750
Accrued expenses and other current liabilities	14,730	17,634

Total current liabilities	68,173	102,851
Accrued long-term restructuring	3,590	5,496
Income taxes payable	10,649	10,649
Other long-term liabilities	2,575	2,238

Total liabilities	84,987	121,234

Contingencies (Note 13)
Minority interests	231	409

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 77,760,603 shares issued and 64,298,734 shares outstanding at March 31, 2009, 77,044,737 shares issued and 63,582,868 shares outstanding at September 30, 2008	778	770
Additional paid-in capital	1,792,757	1,788,891
Accumulated other comprehensive income	19,693	18,063
Treasury stock at cost, 13,461,869 shares at March 31, 2009 and September 30, 2008	(200,956)	(200,956)
Accumulated deficit	(1,252,399)	(1,064,773)

Total stockholders’ equity	359,873	541,995

Total liabilities, minority interests and stockholders’ equity	$445,091	$663,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues
Product	$25,883	$129,842	$84,969	$261,383
Services	11,416	17,805	25,776	34,097

Total revenues	37,299	147,647	110,745	295,480

Cost of revenues
Product	33,150	94,815	88,281	188,490
Services	11,429	16,393	23,356	32,102
Impairment of long-lived assets	20,516	—	20,516	—

Total cost of revenues	65,095	111,208	132,153	220,592

Gross profit (loss)	(27,796)	36,439	(21,408)	74,888

Operating expenses
Research and development	7,666	11,553	16,943	23,985
Selling, general and administrative	25,207	29,896	52,841	58,999
Impairment of goodwill	71,800	—	71,800	—
Impairment of long-lived assets	14,588	—	14,588	—
Restructuring charges	5,861	2,506	9,966	3,106

Total operating expenses	125,122	43,955	166,138	86,090

Operating loss from continuing operations	(152,918)	(7,516)	(187,546)	(11,202)
Interest income	646	1,806	1,543	5,015
Interest expense	72	310	198	443
Loss on investment	—	2,931	1,185	2,931
Other (income) expense, net	111	(1,161)	149	(818)

Loss from continuing operations before income taxes and minority interests	(152,455)	(7,790)	(187,535)	(8,743)
Income tax provision	189	885	580	1,555

Loss from continuing operations before minority interests	(152,644)	(8,675)	(188,115)	(10,298)
Minority interests in income of consolidated subsidiaries	(90)	35	(177)	8
Equity in earnings of joint ventures	11	46	312	223

Loss from continuing operations	(152,543)	(8,664)	(187,626)	(10,083)
Gain on sale of discontinued operations, net of income taxes	—	371	—	371

Income from discontinued operations, net of income taxes	—	371	—	371

Net loss	$(152,543)	$(8,293)	$(187,626)	$(9,712)

Basic loss per share from continuing operations	$(2.43)	$(0.14)	$(2.99)	$(0.15)
Basic income per share from discontinued operations	—	0.01	—	0.01

Basic net loss per share	$(2.43)	$(0.13)	$(2.99)	$(0.15)

Diluted loss per share from continuing operations	$(2.43)	$(0.14)	$(2.99)	$(0.15)
Diluted income per share from discontinued operations	—	0.01	—	0.01

Diluted net loss per share	$(2.43)	$(0.13)	$(2.99)	$(0.15)

Shares used in computing income (loss) per share
Basic	62,844	63,859	62,747	66,494
Diluted	62,844	63,859	62,747	66,494
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(187,626)	$(9,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,324	17,032
Impairment of goodwill	71,800	—
Impairment of long-lived assets	35,104	—
Stock-based compensation	3,394	4,543
Amortization of discount on marketable securities	19	(669)
Undistributed earnings of joint ventures	(312)	(223)
Minority interests	(177)	8
Loss on disposal of long-lived assets	70	289
Loss on investment	1,185	2,931
Gain on sale of software division, net	—	(371)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	40,688	15,152
Inventories	6,522	(6,830)
Prepaid expenses and other current assets	4,254	3,213
Accounts payable	(21,109)	(10,469)
Deferred revenue	(1,151)	3,132
Accrued warranty and retrofit costs	(1,502)	(1,145)
Accrued compensation and benefits	(3,486)	(5,432)
Accrued restructuring costs	1,898	(1,378)
Accrued expenses and other current liabilities	(2,820)	(4,867)

Net cash provided by (used in) operating activities	(36,925)	5,204

Cash flows from investing activities
Purchases of property, plant and equipment	(9,091)	(10,746)
Purchases of marketable securities	(50,539)	(106,944)
Sale/maturity of marketable securities	36,735	143,805
Purchases of intangible assets	—	(75)

Net cash provided by (used in) investing activities	(22,895)	26,040

Cash flows from financing activities
Treasury stock purchases	—	(90,194)
Proceeds from issuance of common stock, net of issuance costs	675	1,473

Net cash provided by (used in) financing activities	675	(88,721)

Effects of exchange rate changes on cash and cash equivalents	(1,967)	2,512

Net decrease in cash and cash equivalents	(61,112)	(54,965)
Cash and cash equivalents, beginning of period	110,269	168,232

Cash and cash equivalents, end of period	$49,157	$113,267

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
Summary of Significant Accounting Policies
Goodwill and Other Intangible Assets
     As a result of acquisitions, the Company has identified intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. The Company conducts its annual goodwill impairment test as of its fiscal year end, or September 30th.
     FASB Statement No. 142, Goodwill and Intangible Assets (“FAS 142”), requires the testing of goodwill for impairment be performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance.
     The Company determines the fair value of the net assets of each reporting unit by using the Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The DCF Method includes five year future cash flow projections, which are discounted to present value, and an estimate of terminal values, which are also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. Given the cyclical nature of the semiconductor equipment industry, a revenue multiple is used to determine terminal value as it represents a more stable multiple over time. The Company considers the DCF Method to be the most appropriate valuation indicator as the DCF analyses are based on management’s long-term financial projections. Given the dynamic nature of the cyclical semiconductor equipment market, management’s projections as of the valuation date are considered more objective since other market metrics for peer companies fluctuate over the cycle.
     Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value over amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
     FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), requires the testing of long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. For purposes of this FAS 144 test, long-lived assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
     When the Company determines that indicators of potential impairment exist, the next step of the FAS 144 impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group. In most cases, the Company has determined that either customer based or technology based intangible assets are the primary asset of each long-lived asset group. If the future cash flows exceed the carrying values of the long-lived assets, the assets are considered not to be impaired. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group exceed their carrying values, then no impairment loss is recorded. If the aggregate fair values of the individual net assets of the group are less then their carrying values, an impairment is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value.
     For a further discussion of all of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended September 30, 2008.
Recently Enacted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. As permitted by FSP 157-2, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), is the beginning of the Company’s first quarter of fiscal 2010. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning on October 1, 2008. See Note 12.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. On January 1, 2009 the Company adopted SFAS 161, which had no impact on its financial position or results of operations.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company does not believe that the adoption of FSP 107-1 will have a material impact on its financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three and six months ended March 31, 2009 and 2008 in accordance with SFAS 123R (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Stock options	$72	$321	$205	$510
Restricted stock	1,707	2,049	2,958	3,708
Employee stock purchase plan	91	164	231	325

	$1,870	$2,534	$3,394	$4,543

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
Stock Option Activity
     The following table summarizes stock option activity for the six months ended March 31, 2009:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2008	1,816,025		$19.92
Forfeited/expired	(237,092)		27.22

Outstanding at March 31, 2009	1,578,933	1.9 years	$18.82	$2
Vested and unvested expected to vest at March 31, 2009	1,575,472	1.8 years	$18.83	$2
Options exercisable at March 31, 2009	1,509,443	1.8 years	$19.08	$2
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $4.61 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three and six months ended March 31, 2009 and 2008. There were no stock option exercises in the three and six months ended March 31, 2009. The total intrinsic value of options exercised during the three and six month period ended March 31, 2008 was $32,000. The total cash received from employees as a result of employee stock option exercises during the three and six months ended March 31, 2008 was $0 and $388,000, respectively.
     As of March 31, 2009 future compensation cost related to nonvested stock options is approximately $0.4 million and will be recognized over an estimated weighted average period of 1.3 years.
     Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of March 31, 2009 and changes during the six months ended March 31, 2009 is as follows:

	Six months ended
	March 31, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2008	984,500	$13.33
Awards granted	715,000	4.28
Awards vested	(219,202)	10.90
Awards canceled	(73,673)	14.41

Outstanding at March 31, 2009	1,406,625	$9.20
     The fair value of restricted stock awards vested during the three months ended March 31, 2009 and 2008 was $2.0 million. The fair value of restricted stock awards vested during the six months ended March 31, 2009 and 2008 was $2.4 million and $3.8 million, respectively.
     As of March 31, 2009, the unrecognized compensation cost related to nonvested restricted stock is $8.5 million and will be recognized over an estimated weighted average amortization period of 1.6 years.
     Employee Stock Purchase Plan
     There were 172,437 shares purchased under the employee stock purchase plan during the three and six months ended March 31, 2009 for aggregate proceeds of $0.7 million. There were 106,200 shares purchased under the employee stock purchase plan during the three and six months ended March 31, 2008 for aggregate proceeds of $1.1 million.

3. Goodwill
     The Company evaluates its goodwill for impairment as of each fiscal year end. The goodwill test as of September 30, 2008 indicated that the Company’s goodwill was potentially impaired, and after completing the analysis, the Company recorded an impairment charge to goodwill of $197.9 million. In addition to the FAS 142 impairment charge recorded at September 30, 2008, the Company recognized a long-lived asset impairment charge of $5.7 million. The impairment charges were the result of management’s expectation that future cash flows would be adversely impacted as a result of the global economic slowdown. In response to this downturn, the Company has restructured its business, which has resulted in a change to the Company’s reporting units and operating segments. In accordance with the requirements of FAS 142, the Company reallocated goodwill to each of its newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. The Company reallocated goodwill to five of its seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets has indicated that a potential impairment may exist. As such, the Company has tested its goodwill and other long-lived assets for impairment at March 31, 2009.
     The methodologies used to determine the fair value of the net assets of each reporting unit as of March 31, 2009 did not change from those used as of September 30, 2008, or those used as of September 30, 2007. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill is derived from a group of comparable companies. The average WACC used in the March 31, 2009 reallocation of goodwill was 16.2%, as compared to 12.8% for the goodwill test as of September 30, 2008. This increase was primarily the result of significantly increased costs of equity capital driven by increased volatility in equity markets. Management determines revenue forecasts based on its best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year discrete cash flow period, and also impact the terminal value as that value is derived from projected revenue. The revenue forecasts used in the assessment of goodwill as of March 31, 2009 were decreased from the levels forecasted for the goodwill impairment test as of September 30, 2008 due to further market deterioration.
     For three of five reporting units containing goodwill at March 31, 2009, the Company determined that the carrying amount of its net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those three reporting units. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment of $71.8 million.
     In accordance with the requirements of FAS 144, the Company is required to test certain long-lived assets when indicators of impairment are present. The Company determined that impairment indicators were present for certain of its long-lived assets as of March 31, 2009. The Company tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. Management then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. The Company estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, the Company determined that it had incurred an impairment loss of $35.1 million as of March 31, 2009, and allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. The impairment of the completed technology intangible assets and the property, plant and equipment, which total $20.5 million, were reported as cost of sales, while the remaining $14.6 million of the impairment charge was reported as an operating expense.

     The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2009 is as follows (in thousands):

			Global
	Critical	Systems	Customer
	Components	Solutions	Support	Total
Balance at September 30, 2008	$70,211	$4,816	$44,952	$119,979
Adjustments to goodwill:
Impairment	(22,032)	(4,816)	(44,952)	(71,800)
Resolution of tax contingencies	(41)	—	—	(41)

Balance at March 31, 2009	$48,138	$—	$—	$48,138

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2009			September 30, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$6,877	$6,786	$91	$6,877	$6,753	$124
Completed technology	43,502	34,368	9,134	64,761	31,357	33,404
Trademarks and trade names	3,779	2,900	879	4,925	2,509	2,416
Customer relationships	18,860	13,256	5,604	36,500	13,992	22,508

	$73,018	$57,310	$15,708	$113,063	$54,611	$58,452

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
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Weighted average common shares outstanding used in computing basic earnings (loss) per share	62,844	63,859	62,747	66,494
Dilutive common stock options and restricted stock awards	—	—	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	62,844	63,859	62,747	66,494

     Approximately 1,623,000 and 2,181,000 options to purchase common stock and 1,056,000 and 530,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended March 31, 2009 and 2008, respectively, as their effect would be anti-dilutive. In addition, approximately 1,646,000 and 2,275,000 options to purchase common stock and 964,000 and 496,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the six months ended March 31, 2009 and 2008, respectively, as their effect would be anti-dilutive. These options and restricted stock could, however, become dilutive in future periods.
6. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three and six months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net loss	$(152,543)	$(8,293)	$(187,626)	$(9,712)
Change in cumulative translation adjustment	(1,588)	4,347	1,449	6,760
Unrealized gain (loss) on marketable securities	(123)	202	181	(630)
Recapture of temporary impairment loss	—	1,978	—	1,978

	$(154,254)	$(1,766)	$(185,996)	$(1,604)

7. Segment Information
     In the second quarter of fiscal 2009 the Company realigned its management structure and its underlying internal financial reporting structure. The Company’s new reporting structure reports financial results in three segments: Critical Solutions; Systems Solutions; and Global Customer Operations. These segment disclosures were refined to reflect the Company’s restructuring programs. These refinements resulted in changes to the previously disclosed split of revenues and gross margins among segments and between products and services.
     The Critical Solutions Group segment provides a variety of products critical to technology equipment productivity and availability. Those products include robots and robotic modules for atmospheric and vacuum applications and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.
     The Systems Solutions Group segment provides a range of products and engineering and manufacturing services that enable our customers to effectively develop and source high quality, high reliability, process tools for semi-conductor and adjacent market applications.
     The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services; on and off-site diagnostic support services; and installation services to enable the Company’s customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for the Company’s Automated Material Handling Systems (“AMHS”) product line. Revenues from the sales of spare parts that are not related to a repair or replacement transaction, or are not AMHS products, are included within the product revenues of the other operating segments.
     The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses (primarily certain legal costs associated with the Company’s past equity incentive-related practices and costs to indemnify a former executive in connection with these matters), amortization of acquired intangible assets (excluding completed technology) and restructuring, goodwill, and long-lived asset impairment charges are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon various cost drivers associated with the respective administrative function, including segment revenues, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude investments in joint ventures, marketable securities and cash equivalents.

     Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Critical	Systems	Customer
	Solutions	Solutions	Operations	Total
Three months ended March 31, 2009
Revenues
Product	$17,237	$8,248	$398	$25,883
Services	—	—	11,416	11,416

	$17,237	$8,248	$11,814	$37,299

Gross loss	$(87)	$(5,920)	$(1,273)	$(7,280)
Segment operating loss	$(13,050)	$(15,157)	$(6,327)	$(34,534)

Three months ended March 31, 2008
Revenues
Product	$74,027	$54,552	$1,263	$129,842
Services	—	—	17,805	17,805

	$74,027	$54,552	$19,068	$147,647

Gross profit	$26,258	$8,462	$1,719	$36,439
Segment operating income (loss)	$7,942	$(5,996)	$(3,198)	$(1,252)

Six months ended March 31, 2009
Revenues
Product	$53,120	$30,884	$965	$84,969
Services	—	—	25,776	25,776

	$53,120	$30,884	$26,741	$110,745

Gross profit (loss)	$6,651	$(7,658)	$115	$(892)
Segment operating loss	$(22,055)	$(28,509)	$(10,810)	$(61,374)

Six months ended March 31, 2008
Revenues
Product	$143,835	$114,033	$3,515	$261,383
Services	—	—	34,097	34,097

	$143,835	$114,033	$37,612	$295,480

Gross profit	$51,613	$19,956	$3,319	$74,888
Segment operating income (loss)	$15,001	$(10,136)	$(6,361)	$(1,496)

Assets
March 31, 2009	$143,196	$74,866	$58,018	$276,080
September 30, 2008	$203,626	$119,029	$126,629	$449,284
     A reconciliation of the Company’s reportable segment gross profit (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Segment gross profit (loss) from continuing operations	$(7,280)	$36,439	$(892)	$74,888
Impairment of long-lived assets	(20,516)	—	(20,516)	—

Total gross profit (loss) from continuing operations	$(27,796)	$36,439	$(21,408)	$74,888

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Segment operating loss from continuing operations	$(34,534)	$(1,252)	$(61,374)	$(1,496)
Other unallocated corporate expenses	3,627	1,971	5,417	3,128
Amortization of acquired intangible assets	1,992	1,787	3,885	3,472
Impairment of goodwill	71,800	—	71,800	—
Impairment of long-lived assets	35,104	—	35,104	—
Restructuring charges	5,861	2,506	9,966	3,106

Total operating loss from continuing operations	$(152,918)	$(7,516)	$(187,546)	$(11,202)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2009 and September 30, 2008 is as follows (in thousands):

	March 31,	September 30,
	2009	2008
Segment assets	$276,080	$449,284
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	169,011	214,354

Total assets	$445,091	$663,638

8. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $5,861,000 and $9,966,000 in the three and six months ended March 31, 2009, respectively, in connection with the Company’s fiscal 2009 restructuring plan. These charges through the first half of fiscal 2009 consist primarily of severance costs for workforce reductions of approximately 400 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for the three months ended March 31, 2009 were: Critical Solutions — $2.5 million, Systems Solutions — $1.9 million and Global Customer Operations — $0.7 million. The restructuring charges by segment for the six months ended March 31, 2009 were: Critical Solutions — $3.1 million, Systems Solutions — $2.4 million and Global Customer Operations — $3.3 million. In addition, the Company incurred $0.8 million and $1.2 million of restructuring charges for the three and six months ended March 31, 2009, respectively, that were related to general corporate functions that support all of the Company’s segments.
     The Company recorded a charge to operations of $2,506,000 and $3,106,000 in the three and six months ended March 31, 2008, respectively. These charges through the six months ended March 31, 2008 included severance of $2,592,000 for workforce reductions of approximately 50 employees primarily in the United States and Mexico, along with a charge of $514,000 for excess facility costs.
     The activity for the three and six months ended March 31, 2009 and 2008 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2009
	Balance			Balance
	December 31,			March 31,
	2008	Expense	Utilization	2009
Facilities and other	$8,651	$51	$(1,028)	$7,674
Workforce-related	4,849	5,810	(3,847)	6,812

	$13,500	$5,861	$(4,875)	$14,486

	Activity — Three Months Ended March 31, 2008
	Balance			Balance
	December 31,			March 31,
	2007	Expense	Utilization	2008
Facilities and other	$11,907	$506	$(894)	$11,519
Workforce-related	2,135	2,000	(1,270)	2,865

	$14,042	$2,506	$(2,164)	$14,384

	Activity — Six Months Ended March 31, 2009
	Balance			Balance
	September 30,			March 31,
	2008	Expense	Utilization	2009
Facilities and other	$9,658	$85	$(2,069)	$7,674
Workforce-related	3,005	9,881	(6,074)	6,812

	$12,663	$9,966	$(8,143)	$14,486

	Activity — Six Months Ended March 31, 2008
	Balance			Balance
	September 30,			March 31,
	2007	Expense	Utilization	2008
Facilities and other	$12,804	$514	$(1,799)	$11,519
Workforce-related	2,907	2,592	(2,634)	2,865

	$15,711	$3,106	$(4,433)	$14,384

     The Company expects the majority of the remaining severance costs totaling $6,812,000 will be paid over the next twelve months. The expected facilities costs, totaling $7,674,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
9. Gain (Loss) on Investment
     During the three months ended December 31, 2008, the Company recorded a charge of $1.2 million to write-down its minority equity investment in a Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. The remaining balance of this investment at March 31, 2009 after giving effect to foreign exchange was $0.5 million.
10. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2009	2008
Accounts receivable	$27,413	$68,210
Less allowances	1,847	1,366

	$25,566	$66,844

Inventories, net
Raw materials and purchased parts	$74,151	$64,651
Work-in-process	14,656	26,789
Finished goods	9,712	14,461

	$98,519	$105,901

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2009 and 2008 is as follows (in thousands):

Activity — Three Months Ended March 31, 2009
Balance			Balance
December 31,			March 31,
2008	Accruals	Settlements	2009
$7,938	$1,874	$(3,145)	$6,667

Activity — Three Months Ended March 31, 2008
Balance			Balance
December 31,			March 31,
2007	Accruals	Settlements	2008
$9,569	$3,923	$(3,928)	$9,564

Activity — Six Months Ended March 31, 2009
Balance			Balance
September 30,			March 31,
2008	Accruals	Settlements	2009
$8,174	$4,959	$(6,466)	$6,667

Activity — Six Months Ended March 31, 2008
Balance			Balance
September 30,			March 31,
2007	Accruals	Settlements	2008
$10,986	$5,904	$(7,326)	$9,564
11. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended March 31, 2009 and 2008, the Company recorded income (loss) associated with UCI of $0.0 million and ($0.1) million, respectively. For the six months ended March 31, 2009 and 2008, the Company recorded income (loss) of $0.3 million and ($0.1) million, respectfully. At March 31, 2009, the carrying value of UCI in the Company’s consolidated balance sheet was $27.3 million. For the three months ended March 31, 2009 and 2008, royalty payments received by the Company from UCI were $0.2 million and $0.3 million, respectively. For the six months ended March 31, 2009 and 2008, royalty payments received by the Company from UCI were $0.4 million and $0.3 million, respectively.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (Yaskawa) to form a joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended March 31, 2009 and 2008, the Company recorded income associated with YBA of $0.0 and $0.1 million, respectively. For the six months ended March 31, 2009 and 2008, the Company recorded income associated with YBA of $0.0 and $0.3 million, respectively. At March 31, 2009, the carrying value of YBA in the Company’s consolidated balance sheet was $3.2 million. For the three months ended March 31, 2009 and 2008, revenues earned by the Company from YBA were $1.9 million and $5.5 million, respectively. For the six months ended March 31, 2009 and 2008, revenues earned by the Company from YBA were $3.6 million and $9.4 million, respectively. The amount due from YBA included in accounts receivable at March 31, 2009 and September 30, 2008 was $2.7 million and $8.6 million, respectively. For the three months and six months ended March 31, 2009, the Company incurred charges from YBA for products or services of $0.1 million and $0.4 million, respectively. For the three months and six months ended March 31, 2008, the Company incurred charges from YBA for products or services of $0.0 million and $0.9 million, respectively. At March 31, 2009 and September 30, 2008 the Company owed YBA $0 and 0.2 million, respectively, in connection with accounts payable for unpaid products and services.
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
     Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-4. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.
     The Company adopted SFAS 157 as of October 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provision of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
     SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2009, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$19,407	$19,407	$—	$—
Available-for-sale securities	80,694	19,019	61,675	—
Other Assets	484	484	—	—

Total Assets	$100,585	$38,910	$61,675	$—

Cash Equivalents
     Cash equivalents of $19.4 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $19.0 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $61.7 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Other Assets
     Other assets of $0.5 million, consisting of an investment in Common Stock, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
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
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, the former Chief Executive Officer and Chairman of the Company, with income tax evasion. Trial commenced on March 9, 2009. On April 9, 2009, the jury returned a verdict of not guilty, concluding that proceeding. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws. This matter was stayed by the court pending the outcome of the criminal matter
Private Litigation
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
     Litigation is inherently unpredictable and the Company cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against the Company, it may have a material adverse impact on its financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, the Company is unable to make a reasonable estimate of the losses that could result from these matters and hence has recorded no accrual in its financial statements as of March 31, 2009.
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
     Demand for our products has continued to decrease in fiscal 2009 as a result of the global economic slowdown. Our revenues for the second quarter of 2009 decreased 75% as compared to the same prior year period. In response to these significant reductions in demand, we have initiated actions to further reduce our cost structure, including further reductions to the size of our workforce. We reduced our workforce by approximately 30% during the first half of fiscal 2009. We expect to further reduce our workforce by an additional 5% during the third quarter of fiscal 2009 as we complete our planned restructuring actions. We may take further restructuring actions as we continue to review the resources required to operate our business in this challenging economic climate.
     In connection with our restructuring programs, we have realigned our management structure and our underlying internal financial reporting structure. Our new internal reporting structure includes three segments: Critical Solutions, Systems Solutions and Global Customer Operations.
     The Critical Solutions Group segment provides a variety of products critical to technology equipment productivity and availability. Those products include robots and robotic modules for atmospheric and vacuum applications and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.
     The Systems Solutions Group segment provides a range of products and engineering and manufacturing services that enable our customers to effectively develop and source high quality, high reliability, process tools for semi-conductor and adjacent market applications.
     The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services; on and off-site diagnostic support services; and installation services to enable the Company’s customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for our Automated Material Handling Systems (“AMHS”) product line. Revenues from the sales of spare parts that are not related to a repair or replacement transaction, or are not AMHS products, are included within the product revenues of the other operating segments.
     As a result of our acquisitions, we have identified intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. We conduct our annual goodwill impairment test as of our fiscal year end, or September 30th. Our last annual impairment test was conducted as of September 30, 2008, and resulted in a goodwill impairment charge of $197.9 million and impairment of long-lived assets of $5.7 million.
     FASB Statement No. 142, Goodwill and Intangible Assets (“FAS 142”), requires the testing of goodwill for impairment be performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance. In response to the global economic downturn, we have restructured our business, which has resulted in a change to the Company’s reporting units and operating segments. FASB Statement No. 142, Goodwill and Intangible Assets (“FAS 142”), requires goodwill to be reallocated amongst the newly formed reporting units. The recent changes to our internal reporting structure and to how we operate our business resulted in the identification of seven reporting units, which include components of our business that are one level below the operating segment level. As of March 31, 2009, we re-allocated our goodwill to five of the seven newly identified reporting units principally based on the relative fair values of these reporting units. This reallocation, in conjunction with the continued downturn in the semiconductor markets has indicated that a potential impairment may exist. As such, we tested goodwill and other long-lived assets for impairment at March 31, 2009.
     We determined the fair value of each reporting unit as of March 31, 2009 using the Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The DCF Method includes five year future cash flow projections, which are discounted to present value, and an estimate of terminal values, which are also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. Given the cyclical nature of the industry, a revenue multiple is used to determine terminal value as it represents a more stable multiple over time. We consider the DCF Method to be the most appropriate valuation indicator as the DCF analyses are based on management’s long-term financial projections. Given the dynamic nature of the cyclical semiconductor equipment market, management’s projections as of the valuation date are considered more objective since other market metrics for peer companies fluctuate over the cycle.
     Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value over amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. We recorded a goodwill impairment charge of $71.8 million as of March 31, 2009. The details of this goodwill impairment charge are discussed further under the Impairment Charges caption.
     FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), requires the testing of long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. For purposes of this FAS 144 test, long-lived assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
     When we determine that indicators of potential impairment exist, the next step of the FAS 144 impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group. In most cases, we have determined that either customer based or technology based intangible assets are the primary asset of each long-lived asset group. If the future cash flows exceed the carrying values of the long-lived assets, the assets are considered not to be impaired. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group exceed their carrying values, then no impairment loss is recorded. If the aggregate fair values of the individual net assets of the group are less then their carrying values, an impairment is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value. We recorded an impairment charge of $35.1 million related to certain long-lived assets as of March 31, 2009, which we discuss in further detail under the Impairment Charges caption.
     As of March 31, 2009, we had total net inventory of $98.5 million including $43.6 million of inventory related to our Systems Solution Group segment, $35.5 million of inventory related to our Critical Solutions Group segment and $19.4 million of inventory for our Global Customer Operations segment. During the six months ended March 31, 2009, we recorded aggregate charges for excess and obsolete inventory of approximately $11.0 million, including $7.0 million recorded during the three months ended March 31, 2009. These charges reflected the general impact of a severe cyclical business downturn and in particular the extended period for sales of certain inventories under projected business conditions for our customers. Additionally, the inventory related charges recorded during the three months ended March 31, 2009 include $3.6 million of excess inventory conditions created by certain restructuring decisions that will improve the productivity and profitability of our operations.
Three and Six Months Ended March 31, 2009, Compared to Three and Six Months Ended March 31, 2008
Revenues
     We reported revenues of $37.3 million for the three months ended March 31, 2009, compared to $147.6 million in the same prior year period, a 74.7% decrease. The total decrease in revenues of $110.3 million impacted our segments as follows: Critical Solutions Group segment revenues decreased by $56.7 million, Systems Solutions Group segment revenues decreased by $46.3 million and our Global Customer Operations segment revenues decreased by $7.3 million. These decreases were the result of lower volume shipments in response to declining demand.
     We reported revenues of $110.7 million for the six months ended March 31, 2009, compared to $295.5 million in the same prior year period, a 62.5% decrease. The total decrease in revenues of $184.8 million impacted our segments as follows: Critical Solutions Group segment revenues decreased by $90.8 million, Systems Solutions Group segment revenues decreased by $83.1 million and our Global Customer Operations segment revenues decreased by $10.9 million. These decreases were the result of lower volume shipments in response to declining demand.
     Our Critical Solutions Group segment reported revenues of $17.2 million for the three months ended March 31, 2009, compared to $74.0 million in the same prior year period, a 76.7% decrease. This segment reported revenues of $53.1 million for the six months ended March 31, 2009, compared to $143.8 million in the same prior year period, a 63.1% decrease. These decreases are attributable to weaker demand for semiconductor capital equipment and impacted all product lines within this segment. Revenues from non-semiconductor related customers were approximately 57% and 47% of our Critical Solutions Group revenues for the three and six months ended March 31, 2009, respectively as compared to 25% in the same prior year periods.
     Our Systems Solutions Group segment reported revenues of $8.3 million for the three months ended March 31, 2009, compared to $54.6 million in the same prior year period, an 84.9% decrease. This segment reported revenues of $30.9 million for the six months ended March 31, 2009, compared to $114.0 million in the same prior year period, a 72.9% decrease. These decreases principally reflect lower demand for semiconductor capital equipment.
     Global Customer Operations segment reported revenues of $11.8 million for the three months ended March 31, 2009, compared to $19.1 million in the same prior year period, a 38.0% decrease. This decrease is attributable to lower service contract and repair revenue of $6.4 million and lower legacy product revenue of $0.9 million. This segment reported revenues of $26.7 million for the six months ended March 31, 2009, compared to $37.6 million in the same prior year period, a 28.9% decrease. This decrease is attributable to lower service contract and repair revenue of $8.3 million and lower legacy product revenue of $2.6 million. Our consolidated service revenues are all earned by our Global Customer Operations segment, and include service contract and repair revenues, and revenues related to replacement parts related to these service transactions. The decreases in service revenues are primarily the result of decreased spending by semiconductor manufacturing and semiconductor capital equipment companies.

Gross Profit
     Gross margin dollars decreased to a loss of $27.8 million for the three months ended March 31, 2009 as compared to $36.4 million of income for the same prior year period. This decrease is primarily the result of the $110.3 million in lower revenue resulting in under absorption of indirect factory overhead costs, an impairment of long-lived assets of $20.5 million and the impact of $6.6 million of increased charges for excess and obsolete inventory. Gross margin dollars decreased to a loss of $21.4 million for the six months ended March 31, 2009 as compared to $74.9 million of income for the same prior year period. This decrease is primarily the result of the $184.8 million in lower revenue resulting in under absorption of indirect factory overhead costs, an impairment of long-lived assets of $20.5 million and the impact of $9.0 million of increased charges for excess and obsolete inventory.
     Gross margin percentage decreased to (74.5)% for the three months ended March 31, 2009 as compared to 24.7% for the same prior year period. Gross margin percentage decreased to (19.3)% for the six months ended March 31, 2009 as compared to 25.3% for the same prior year period. The impairment of long-lived assets negatively impacted gross margin by 55.0% and 18.5% for the three and six months ended March 31, 2009. The charges for excess and obsolete inventory negatively impacted gross margin by 18.6% and 9.3% for the three and six months ended March 31, 2009, with the balance of the decreases related to lower absorption of indirect factory overhead on lower revenues.
     Gross margin dollars from our Critical Solutions Group segment decreased to a loss of $0.1 million for the three months ended March 31, 2009 as compared to income of $26.3 million for the same prior year period. This decrease is due to a drop of $56.7 million in revenues, and a $0.6 million increase in charges for excess and obsolete inventory. Gross margin dollars from this segment decreased to $6.7 million for the six months ended March 31, 2009 as compared to $51.6 million for the same prior year period. This decrease is due to a drop of $90.7 million in revenues, and a $0.9 million increase in charges for excess and obsolete inventory. Gross margin percentage decreased to (0.5)% and 12.5% for the three and six months ended March 31, 2009, respectively, as compared to 35.5% and 35.9% in the same prior year periods. The decrease in gross margin percentage is due to increased charges for excess and obsolete inventory which lowered the gross margin percentage by 4.3% and 3.2% for the three and six months ended March 31, 2009, respectively, with the balance of the decreases related primarily to lower absorption of indirect factory overhead on lower revenues. Gross margin was reduced by $1.0 million per fiscal quarter for amortization of intangible assets for all periods presented during fiscal 2008 and 2009.
     Gross margin dollars from our Systems Solutions Group segment decreased to a loss of $5.9 million for the three months ended March 31, 2009 as compared to income of $8.5 million for the same prior year period. The decrease is primarily related to a $46.4 million decrease in revenues, and a $4.1 million increase in charges for excess and obsolete inventory. Gross margin dollars from this segment decreased to a loss of $7.7 million for the six months ended March 31, 2009 as compared to income of $20.0 million for the same prior year period. Gross margin percentage was (71.8)% and (24.8)% for the three and six months ended March 31, 2009, respectively, as compared to 15.5% and 17.5% for the same prior year periods. The decrease in gross margin percentage is due to increased charges for excess and obsolete inventory which lowered the gross margin percentage by 51.1% and 21.2% for the three and six months ended March 31, 2009, respectively, with the balance of the decrease related primarily to lower absorption of indirect factory overhead on lower revenues. Gross margin was reduced by $0.2 million for amortization of intangible assets during the three months ended March 31, 2009 and 2008, and was reduced $0.3 million for amortization of intangible assets during the six months ended March 31, 2009 and 2008.
     Gross margin dollars from our Global Customer Operations segment decreased to a loss of $1.3 million for the three months ended March 31, 2009 as compared to income of $1.7 million for the same prior year period. This decrease is the result of lower revenues of $7.3 million and $1.9 million of increased charges for excess and obsolete inventory. Gross margin dollars for this segment decreased to $0.1 million for the six months ended March 31, 2009 as compared to $3.3 million for the same prior year period. This decrease is the result of lower revenues of $10.9 million and $2.2 million of increased charges for excess and obsolete inventory. Gross margin percentage was (10.8)% and 0.4% for the three and six months ended March 31, 2009, respectively, as compared to 9.0% and 8.8% for the same prior year periods. The decrease in gross margin percentage is due to increased charges for excess and obsolete inventory which lowered gross margin percentage by 16.7% and 8.2% for the three and six months ended March 31, 2009, respectively, with the balance of the decrease attributable primarily to lower absorption of service costs on less revenue.

     Cost of sales for the three and six months ended March 31, 2009 includes a $20.5 million charge for the impairment of long-lived assets, including a $19.6 million charge for completed technology intangible assets and $0.9 million charge for property and equipment. The details of our impairment charges are discussed in greater detail under the Impairment Charges caption.
Research and Development
     Research and development, or R&D, expenses for the three months ended March 31, 2009 were $7.7 million as compared to $11.6 million for the same prior year period. This decrease is primarily related to lower labor related costs of $3.3 million. R&D expenses for the six months ended March 31, 2009 were $16.9 million as compared to $24.0 million for the same prior year period. These decreases are primarily related to lower labor related costs of $6.0 million. The decreases in labor related costs are primarily associated with reduced headcount as we restructured our operations to align our R&D resources with our new management structure.
Selling, General and Administrative
     Selling, general and administrative, SG&A, expenses were $25.2 million for the three months ended March 31, 2009 as compared to $29.9 million for the same prior year period. This decrease includes lower labor related costs of $4.8 million, reduced outside service and professional fees of $1.6 million and lower marketing related costs of $0.5 million. These decreases were partially offset by a $1.6 million increase in litigation costs incurred by us to indemnify a former executive, and increased provisions for bad debts of $0.7 million. SG&A expenses were $52.8 million for the six months ended March 31, 2009 as compared to $59.0 million for the same prior year period. This decrease includes lower labor related costs of $8.0 million, lower marketing related costs of $0.7 million and reduced outside service and professional fees of $0.5 million, which has been partially offset by a $2.2 million increase in litigation costs incurred by us to indemnify a former executive, and increased provisions for bad debts of $0.7 million. We settled our litigation matters with the SEC during fiscal 2008; however, we continued to incur litigation costs relating to our former executive officer that we were contractually required to indemnify. The total indemnification costs were $3.6 million and $5.4 million for the three and six months ended March 31, 2009.
Impairment Charges
     We test our goodwill for impairment as of each fiscal year end. Our goodwill test as of September 30, 2008 indicated that our goodwill was potentially impaired, and after completing our analysis, we recorded an impairment charge to goodwill of $197.9 million. In addition to the goodwill impairment charge, we recognized a long-lived asset impairment charge of $5.6 million. The impairment charges were the result of our expectation that our future cash flows would be adversely impacted as a result of the global economic slowdown. In response to this downturn, we have restructured our business, which has resulted in a change to our reporting units and operating segments. In accordance with the requirements of FAS 142, we reallocated goodwill to each of our newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. We reallocated goodwill to five of our seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, we have tested our goodwill and other long-lived assets for impairment at March 31, 2009.
     The methodologies used to determine the fair value of the net assets of each reporting unit as of March 31, 2009 did not change from those used as of September 30, 2008, or those used as of September 30, 2007. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill is derived from a group of comparable companies. The average WACC used in the March 31, 2009 reallocation of goodwill was 16.2%, as compared to 12.8% for the goodwill test as of September 30, 2008. This increase was primarily the result of significantly increased costs of equity capital driven by increased volatility in equity markets. Management determines revenue forecasts based on its best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year discrete cash flow period, and also impact the terminal value as that value is derived from projected revenue. The revenue forecasts used in the reallocation and assessment of goodwill as of March 31, 2009 were decreased from the levels forecasted for the goodwill impairment test as of September 30, 2008 due to further market deterioration.
     For three of the five reporting units containing goodwill at March 31, 2009, we determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those three reporting units. After completing the second step of the goodwill impairment test, we recorded a goodwill impairment of $71.8 million as of March 31, 2009.
     In accordance with the requirements of FAS 144, we are required to test certain long-lived assets when indicators of impairment are present. We determined that impairment indicators were present for certain of our long-lived assets as of March 31, 2009. We tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. We then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. We estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, we determined that we had incurred an impairment loss of $35.1 million as of March 31, 2009, and we allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. The impairment related to our completed technology intangible assets and our property, plant and equipment which total $20.5 million, was reported as cost of sales, while the remaining $14.6 million of the impairment loss was reported separately as an operating expense.
     As of March 31, 2009, we have $48.1 million of goodwill and $15.7 million of other intangible assets on our consolidated balance sheet. The goodwill relates entirely to our Critical Solutions Group segment, more specifically, to two reporting units within this segment. The carrying value of the net assets of each of these two reporting units at March 31, 2009, including goodwill, is approximately 75% of their respective fair values. Our other intangible assets include $9.4 million of intangible assets related to our Critical Solutions Group segment and $6.3 million related to our Global Customer Operations segment. Given the current economic environment and the uncertainties regarding the future impact on the Company’s business, there can be no assurance that our projected revenues used to reallocate and test goodwill and to test other intangible assets as of March 31, 2009 will prove to be accurate in the future. If the Company’s projected revenues are not achieved, the fair value of our reporting units or other intangible assets may decline. Accordingly, we may be required to record additional goodwill or other intangible asset impairment charges in future periods, whether in conjunction with our next annual impairment testing, or prior to that, if any such change constitutes a triggering event outside of the quarter in which our annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result, however, if it does, then such charge could be material.
Restructuring Charges
     We recorded charges of $5.9 million and $10.0 million for the three and six months ended March 31, 2009, respectively, in connection with our fiscal 2009 restructuring plan. These charges through the first half of fiscal 2009 consist primarily of severance costs associated with workforce reductions of approximately 400 employees in operations, service and administrative functions across all the main geographies in which we operate. The restructuring charges by segment for the three months ended March 31, 2009 were: Critical Solutions — $2.5 million, Systems Solutions — $1.9 million and Global Customer Operations — $0.7 million. The restructuring charges by segment for the six months ended March 31, 2009 were: Critical Solutions — $3.1 million, Systems Solutions — $2.4 million and Global Customer Operations — $3.3 million. In addition, we incurred $0.8 million and $1.2 million of restructuring charges for the three and six months ended March 31, 2009, respectively, that were related to general corporate functions that support all of our segments. The accruals for workforce reductions are expected to be paid over the next twelve months. We expect the annual salary and benefit savings as a result of the actions taken to date during fiscal 2009 will be approximately $25.0 million. The cost savings resulting from these restructuring actions are expected to yield actual cash savings, net of the related costs, within twelve months. We have not completed all actions under our fiscal 2009 restructuring plan, and expect to make further workforce reductions during fiscal 2009. We expect to incur severance charges of approximately $2.0 million, primarily in our third quarter of fiscal 2009, in connection with planned workforce reductions of an additional 70 employees. We are continuing to review the costs of our operations, and may make further reductions in our workforce resulting in additional severance costs.
     We recorded a restructuring charge of $2.5 million and $3.1 million for the three and six months ended March 31, 2008, respectively. These charges through the six months ended March 31, 2008 included $2.6 million of severance costs related to workforce reductions of approximately 50 employees primarily in the United States and Mexico, along with a charge of $0.5 million for excess facilities costs.
Interest Income and Expense
     Interest income decreased by $1.2 million, to $0.6 million, for the three months ended March 31, 2009, compared to the same prior year period. Approximately $0.6 million of this decrease is attributable to lower interest rates on our investments, with the balance due to lower investment balances. Interest income decreased by $3.5 million, to $1.5 million for the six months ended March 31, 2009, compared to the same prior year period. Approximately $1.8 million of this decrease is attributable to lower interest rates on our investments, with the balance due to lower investment balances.
Loss on Investment
     During the six months ended March 31, 2009, we recorded a charge of $1.2 million to write down our minority equity investment in a closely-held Swiss public company. The remaining balance of this investment at March 31, 2009 after giving effect to foreign exchange was $0.5 million.
     During the three and six months ended March 31, 2008, we recorded a charge of $2.9 million to write down our minority equity investment in this closely-held Swiss public company.
Income Tax Provision
     We recorded an income tax provision of $0.2 million and $0.6 million in the three and six months ended March 31, 2009, respectively, compared to a provision of $0.9 million and $1.6 million in the three and six months ended March 31, 2008, respectively. The tax provision recorded for both periods is principally attributable to foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
Equity in Earnings of Joint Ventures
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.0 million and $0.3 million for the three and six months ended March 31, 2009, compared to ($0.1) million for both of the same prior year periods. Income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.0 million for both of the three and six months ended March 31, 2009 as compared to $0.1 million and $0.3 million, respectively, for the same prior year periods.
     The carrying values of our joint venture investments included in our consolidated balance sheet at March 31, 2009 were $30.5 million, including $27.3 million for our ULVAC joint venture and $3.2 million for our Yaskawa joint venture.
Liquidity and Capital Resources
     Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. In response to these downturns, we have and are continuing to implement cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost initiatives include consolidating facilities, reductions to headcount and reduced spending. The cyclical nature of the industry make estimates of future revenues, results of operations and net cash flows inherently uncertain.
     At March 31, 2009, we had cash, cash equivalents and marketable securities aggregating $130.2 million. This amount was comprised of $49.2 million of cash and cash equivalents, $40.2 million of investments in short-term marketable securities and $40.8 million of investments in long-term marketable securities.
     Cash and cash equivalents were $49.2 million at March 31, 2009, a decrease of $61.1 million from September 30, 2008. This decrease was primarily due to $36.9 million of cash used in operating activities, capital expenditures of $9.1 million and $13.8 million of net purchases of marketable securities.
     Cash used in operations was $36.9 million for the six months ended March 31, 2009, and was primarily attributable to a $60.2 million loss after adjusting our net loss for non-cash expenses, including goodwill and other intangible asset impairment charges of $106.9 million, depreciation and amortization of $16.3 million, stock-based compensation of $3.4 million, and other non-cash items of $0.8 million. Cash used in operations was partially offset by $23.3 million of changes in working capital which was primarily due to $40.7 million of decreased accounts receivable balances, which was partially offset by $21.1 million of lower accounts payable levels.
     Cash used in investing activities was $22.9 million for the six months ended March 31, 2009, and is comprised of net purchases of marketable securities of $13.8 million and $9.1 million of capital expenditures, including $6.2 million in expenditures related to our Oracle ERP implementation. Our Oracle ERP implementation is expected to cost approximately $29.0 million when fully implemented, of which $26.9 million has been incurred from inception through March 31, 2009.
     At March 31, 2009, we had approximately $0.5 million of letters of credit outstanding.
     On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of our outstanding common stock. During the year ended September 30, 2008, we purchased 7,401,869 shares of our common stock for a total of $90.2 million in connection with the stock repurchase plan. This plan expired on November 9, 2008, and we did not make any repurchases under this plan in fiscal 2009 prior to the plan’s expiration.
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
Recently Enacted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. As permitted by FSP 157-2, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), is the beginning of our first quarter of fiscal 2010. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective beginning with our fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning on October 1, 2008. See Note 12.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. SFAS 141R will be effective for the us on October 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. On January 1, 2009 we adopted FAS 161, which had no impact on our financial position or results of operations.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We do not believe that the adoption of FSP 107-1 will have a material impact on our financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the six months ended March 31, 2009, the unrealized gain on marketable securities, excluding our investment in a Swiss public company, was $92,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.6 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 27.4% of our total sales for the three months ended March 31, 2009. We also purchase materials from some suppliers outside of the United States that is transacted in currencies other than the U.S. dollar. In the six months ended March 31, 2009, we recorded foreign exchange losses related to receivables of $0.9 million, and foreign exchange losses of $0.4 million related to payables due to the general weakening of certain foreign currencies in this period. If currency exchange rates had been 10% different throughout the three months ended March 31, 2009 compared to the currency exchange rates actually experienced, the impact on our net earnings would have been approximately $0.7 million. The changes in currency exchange rates relative to the U.S. dollar during the six months ended March 31, 2009 compared to the currency exchange rates at September 30, 2008 resulted in an increase in net assets of $1.4 million that we reported as a separate component of comprehensive income. The impact of a hypothetical 10% change in foreign exchange rates at March 31, 2009 is not considered material.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.
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
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, our former Chief Executive Officer and Chairman, with income tax evasion. Trial commenced on March 9, 2009. On April 9, 2009, the jury returned a verdict of not guilty, concluding that proceeding. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws. This matter was stayed by the court pending the outcome of the criminal matter
Private Litigation
     All private class action and derivative action matters commenced against us relating to past equity incentive-related practices have been concluded or dismissed, as described more fully in our Annual Report on Form 10-K for the year ended September 30, 2008.
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of us, from Mr. Therrien under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999 referenced above, and a sale by Mr. Therrien of our stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. We are a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to us. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter and is currently ongoing.
     Litigation is inherently unpredictable and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence we have recorded no accrual in our financial statements as of March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2009. These purchases were made pursuant to the Amended and Restated 2000 Equity Incentive Plan.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 — 31, 2009	13,086	$4.59	13,086	$—
February 1 — 28, 2009	926	4.67	926	—
March 1 — 31, 2009	23,264	3.97	23,264	—

Total	37,276	$4.20	37,276	$—

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the stockholders of the Company was held on February 11, 2009. At this meeting, the stockholders were asked to and did vote on the following proposals:
1.	To elect nine directors to serve for the ensuing year and until their successors are duly elected.

	Votes For	Withhold
A. Clinton Allen	57,094,267	1,995,644
Robert J. Lepofsky	58,558,645	531,266
Joseph R. Martin	58,184,500	905,411
John K. McGillicuddy	57,389,503	1,700,408
Krishna G. Palepu	58,175,660	914,251
C. S. Park	58,222,540	867,371
Kirk P. Pond	57,219,197	1,870,174
Alfred Woollacott, III	57,371,742	1,718,169
Mark S. Wrighton	56,823,414	2,266,497
2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the 2009 fiscal year.

Votes For	Votes Against	Abstentions
57,929,423	4,105,730	54,758
Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
10.01	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Brooks Automation, Inc. and Robert J. Lepofsky.

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: May 7, 2009	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: May 7, 2009	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Brooks Automation, Inc. and Robert J. Lepofsky.

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.