Form 10-Q
period 2009-06-30
BROOKS AUTOMATION INC
filed 2009-08-06
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 31, 2009:
Common stock, $0.01 par value 64,391,566 shares

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30,	September 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$52,936	$110,269
Marketable securities	35,313	33,077
Accounts receivable, net	28,108	66,844
Insurance receivable for litigation	343	8,772
Inventories, net	91,404	105,901
Prepaid expenses and other current assets	9,149	13,783

Total current assets	217,253	338,646
Property, plant and equipment, net	78,393	81,604
Long-term marketable securities	26,159	33,935
Goodwill	48,138	119,979
Intangible assets, net	14,909	58,452
Equity investment in joint ventures	28,730	26,309
Other assets	3,502	4,713

Total assets	$417,084	$663,638

Liabilities, minority interests and stockholders’ equity
Current liabilities
Accounts payable	$15,700	$37,248
Deferred revenue	2,884	3,553
Accrued warranty and retrofit costs	5,621	8,174
Accrued compensation and benefits	13,071	18,174
Accrued restructuring costs	8,030	7,167
Accrued income taxes payable	2,702	3,151
Accrual for litigation settlement	—	7,750
Accrued expenses and other current liabilities	14,063	17,634

Total current liabilities	62,071	102,851
Accrued long-term restructuring	2,707	5,496
Income taxes payable	10,649	10,649
Long-term pension liability	6,243	—
Other long-term liabilities	2,699	2,238

Total liabilities	84,369	121,234

Contingencies (Note 14)
Minority interests	471	409

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 77,740,154 shares issued and 64,278,285 shares outstanding at June 30, 2009, 77,044,737 shares issued and 63,582,868 shares outstanding at September 30, 2008	777	770
Additional paid-in capital	1,794,287	1,788,891
Accumulated other comprehensive income	16,277	18,063
Treasury stock at cost, 13,461,869 shares at June 30, 2009 and September 30, 2008	(200,956)	(200,956)
Accumulated deficit	(1,278,141)	(1,064,773)

Total stockholders’ equity	332,244	541,995

Total liabilities, minority interests and stockholders’ equity	$417,084	$663,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Product	$31,510	$105,774	$116,479	$367,157
Services	12,366	18,242	38,142	52,339

Total revenues	43,876	124,016	154,621	419,496

Cost of revenues
Product	29,301	78,308	115,078	266,798
Services	10,617	16,851	36,477	48,953
Impairment of long-lived assets	408	—	20,924	—

Total cost of revenues	40,326	95,159	172,479	315,751

Gross profit (loss)	3,550	28,857	(17,858)	103,745

Operating expenses
Research and development	7,549	10,270	24,492	34,255
Selling, general and administrative	19,559	25,636	72,400	84,635
Impairment of goodwill	—	—	71,800	—
Impairment of long-lived assets	—	—	14,588	—
Restructuring charges	2,327	2,571	12,293	5,677

Total operating expenses	29,435	38,477	195,573	124,567

Operating loss from continuing operations	(25,885)	(9,620)	(213,431)	(20,822)
Interest income	536	1,237	2,079	6,252
Interest expense	60	93	258	536
Loss on investment	—	—	1,185	2,931
Other (income) expense, net	(114)	1,244	35	426

Loss from continuing operations before income taxes and minority interests	(25,295)	(9,720)	(212,830)	(18,463)
Income tax provision	148	843	728	2,398

Loss from continuing operations before minority interests	(25,443)	(10,563)	(213,558)	(20,861)
Minority interests in income of consolidated subsidiaries	240	(13)	63	(5)
Equity in earnings of joint ventures	(59)	224	253	447

Loss from continuing operations	(25,742)	(10,326)	(213,368)	(20,409)
Gain on sale of discontinued operations, net of income taxes	—	—	—	371

Income from discontinued operations, net of income taxes	—	—	—	371

Net loss	$(25,742)	$(10,326)	$(213,368)	$(20,038)

Basic loss per share from continuing operations	$(0.41)	$(0.17)	$(3.40)	$(0.31)
Basic income per share from discontinued operations	—	—	—	0.01

Basic net loss per share	$(0.41)	$(0.17)	$(3.40)	$(0.31)

Diluted loss per share from continuing operations	$(0.41)	$(0.17)	$(3.40)	$(0.31)
Diluted income per share from discontinued operations	—	—	—	0.01

Diluted net loss per share	$(0.41)	$(0.17)	$(3.40)	$(0.31)

Shares used in computing income (loss) per share
Basic	63,011	62,483	62,835	65,196
Diluted	63,011	62,483	62,835	65,196
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(213,368)	$(20,038)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,841	25,867
Impairment of goodwill	71,800	—
Impairment of long-lived assets	35,512	—
Stock-based compensation	5,007	5,612
Amortization of discount on marketable securities	70	(782)
Undistributed earnings of joint ventures	(253)	(447)
Minority interests	63	(5)
(Gain) loss on disposal of long-lived assets	(12)	925
Loss on investment	1,185	2,931
Gain on sale of software division, net	—	(371)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	38,432	32,220
Inventories	14,324	(5,138)
Prepaid expenses and other current assets	5,199	2,469
Accounts payable	(21,533)	(18,344)
Deferred revenue	(658)	(1,578)
Accrued warranty and retrofit costs	(2,558)	(2,454)
Accrued compensation and benefits	(4,313)	(6,906)
Accrued restructuring costs	(1,902)	(1,356)
Accrued expenses and other current liabilities	(757)	(5,974)

Net cash (used in) provided by operating activities	(52,921)	6,631

Cash flows from investing activities
Purchases of property, plant and equipment	(10,843)	(17,235)
Purchases of marketable securities	(53,316)	(137,156)
Sale/maturity of marketable securities	58,903	174,973
Proceeds from the sale of software division	—	1,500
Proceeds from the sale of long-lived assets	1,093	—
Purchases of intangible assets	(38)	(75)

Net cash (used in) provided by investing activities	(4,201)	22,007

Cash flows from financing activities
Treasury stock purchases	—	(90,194)
Proceeds from issuance of common stock, net of issuance costs	675	1,473

Net cash provided by (used in) financing activities	675	(88,721)

Effects of exchange rate changes on cash and cash equivalents	(886)	1,813

Net decrease in cash and cash equivalents	(57,333)	(58,270)
Cash and cash equivalents, beginning of period	110,269	168,232

Cash and cash equivalents, end of period	$52,936	$109,962

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected, except for the adoption of fair value measurements as discussed in Note 13 in the first nine months of 2009.
     Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the year ended September 30, 2008. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
     We evaluated subsequent events through August 6, 2009, the date of financial statement issuance.
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
     For a further discussion of all of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended September 30, 2008.
Recently Enacted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. As permitted by FSP 157-2, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), is the beginning of the Company’s first quarter of fiscal 2010. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning on October 1, 2008. See Note 13.
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
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for the Company for the fiscal year ending September 30, 2010. The Company is currently evaluating the potential impact of FSP 132R-1 on its financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. On April 1, 2009 the Company adopted FSP 107-1, which had no impact on its financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. On April 1, 2009 the Company adopted this standard, which had no impact on its financial position or results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. During the quarter ended June 30, 2009, the Company adopted SFAS 165. See the “Basis of Presentation” section above.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS

167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of SFAS 167 on its financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. This statement does not change GAAP and will not have an affect on the Company’s financial position or results of operations.
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three and nine months ended June 30, 2009 and 2008 in accordance with SFAS 123R (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	$47	$149	$252	$659
Restricted stock	1,463	751	4,421	4,459
Employee stock purchase plan	103	169	334	494

	$1,613	$1,069	$5,007	$5,612

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
Stock Option Activity
     The following table summarizes stock option activity for the nine months ended June 30, 2009:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2008	1,816,025		$19.92
Forfeited/expired	(604,182)		24.44

Outstanding at June 30, 2009	1,211,843	1.7 years	$17.66	$1
Vested and unvested expected to vest at June 30, 2009	1,209,279	1.6 years	$17.67	$1
Options exercisable at June 30, 2009	1,151,968	1.6 years	$17.90	$1
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $4.48 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three and nine months ended June 30, 2009 and 2008. There were no stock option exercises in the three and nine months ended June 30, 2009. The total intrinsic value of options exercised during the three and nine month period ended June 30, 2008 was $0 and $32,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended June 30, 2008 was $0 and $388,000, respectively.
     As of June 30, 2009 future compensation cost related to nonvested stock options is approximately $0.3 million and will be recognized over an estimated weighted average period of 1.2 years.

Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of June 30, 2009 and changes during the nine months ended June 30, 2009 is as follows:

	Nine months ended
	June 30, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2008	984,500	$13.33
Awards granted	715,000	4.28
Awards vested	(284,455)	12.32
Awards canceled	(82,795)	13.87

Outstanding at June 30, 2009	1,332,250	$8.81
     The fair value of restricted stock awards vested during the three months ended June 30, 2009 and 2008 was $1.0 million and $0.4 million, respectively. The fair value of restricted stock awards vested during the nine months ended June 30, 2009 and 2008 was $3.4 million and $4.2 million, respectively.
     As of June 30, 2009, the unrecognized compensation cost related to nonvested restricted stock is $7.6 million and will be recognized over an estimated weighted average amortization period of 1.5 years.
Employee Stock Purchase Plan
     There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2009. There were 172,437 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2009 for aggregate proceeds of $0.7 million. There were 106,200 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2008 for aggregate proceeds of $1.1 million.
3. Goodwill
     The Company evaluates its goodwill for impairment as of each fiscal year end. The goodwill test as of September 30, 2008 indicated that the Company’s goodwill was potentially impaired, and after completing the analysis, the Company recorded an impairment charge to goodwill of $197.9 million. In addition to the FAS 142 impairment charge recorded at September 30, 2008, the Company recognized a long-lived asset impairment charge of $5.7 million. The impairment charges were the result of management’s expectation that future cash flows would be adversely impacted as a result of the global economic slowdown. In response to this downturn, the Company has restructured its business, which has resulted in a change to the Company’s reporting units and operating segments. In accordance with the requirements of FAS 142, the Company reallocated goodwill to each of its newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. The Company reallocated goodwill to five of its seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, the Company tested its goodwill and other long-lived assets for impairment at March 31, 2009.
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
     For three of five reporting units containing goodwill at March 31, 2009, the Company determined that the carrying amount of its net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those three reporting units. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment of $71.8 million as of March 31, 2009.
     In accordance with the requirements of FAS 144, the Company is required to test certain long-lived assets when indicators of impairment are present. The Company determined that impairment indicators were present for certain of its long-lived assets as of March 31, 2009. The Company tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. Management then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. The Company estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, the Company determined that it had incurred an impairment loss of $35.1 million as of March 31, 2009, and allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. Further, during the three months ended June 30, 2009 the Company recorded an additional impairment charge of $0.4 million for property, plant and equipment related to a recently vacated manufacturing facility. The total impairment charges related to long-lived assets for the three and nine months ended June 30, 2009 are summarized as follows (in thousands):

	Periods ended
	June 30, 2009
	Three months	Nine months
Reported as cost of sales:
Completed technology intangible asset impairment	$—	$19,608
Property, plant and equipment impairment	408	1,316

Subtotal, reported as cost of sales	408	20,924

Reported as operating expense:
Trade name intangible asset impairment	—	1,145
Customer relationship intangible asset impairment	—	13,443

Subtotal, reported as operating expense	—	14,588

	$408	$35,512

     The changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2009 is as follows (in thousands):

			Global
	Critical	Systems	Customer
	Solutions	Solutions	Operations	Total
Balance at September 30, 2008	$70,211	$4,816	$44,952	$119,979
Adjustments to goodwill:
Impairment	(22,032)	(4,816)	(44,952)	(71,800)
Resolution of tax contingencies	(41)	—	—	(41)

Balance at June 30, 2009	$48,138	$—	$—	$48,138

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2009			September 30, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$6,915	$6,804	$111	$6,877	$6,753	$124
Completed technology	43,502	34,823	8,679	64,761	31,357	33,404
Trademarks and trade names	3,779	2,980	799	4,925	2,509	2,416
Customer relationships	18,860	13,540	5,320	36,500	13,992	22,508

	$73,056	$58,147	$14,909	$113,063	$54,611	$58,452

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
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding used in computing basic earnings (loss) per share	63,011	62,483	62,835	65,196
Dilutive common stock options and restricted stock awards	—	—	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	63,011	62,483	62,835	65,196

     Approximately 1,339,000 and 1,966,000 options to purchase common stock and 1,248,000 and 536,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended June 30, 2009 and 2008, respectively, as their effect would be anti-dilutive. In addition, approximately 1,544,000 and 2,172,000 options to purchase common stock and 1,072,000 and 461,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the nine months ended June 30, 2009 and 2008, respectively, as their effect would be anti-dilutive. These options and restricted stock could, however, become dilutive in future periods.

6. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(25,742)	$(10,326)	$(213,368)	$(20,038)
Change in cumulative translation adjustment	817	34	2,266	6,794
Unrealized gain (loss) on marketable securities	584	(258)	765	(888)
Actuarial losses arising under SFAS No. 158	(4,817)	—	(4,817)	—
Recapture of temporary impairment loss	—	—	—	1,978

	$(29,158)	$(10,550)	$(215,154)	$(12,154)

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
     The Systems Solutions Group segment provides a range of products and engineering and manufacturing services that enable our customers to effectively develop and source high quality, high reliability, process tools for semiconductor and adjacent market applications.
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

     Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Critical	Systems	Customer
	Solutions	Solutions	Operations	Total
Three months ended June 30, 2009
Revenues
Product	$16,800	$14,227	$483	$31,510
Services	—	—	12,366	12,366

	$16,800	$14,227	$12,849	$43,876

Gross profit	$913	$1,082	$1,963	$3,958
Segment operating loss	$(12,477)	$(6,309)	$(2,979)	$(21,765)
Three months ended June 30, 2008
Revenues
Product	$57,594	$46,479	$1,701	$105,774
Services	—	—	18,242	18,242

	$57,594	$46,479	$19,943	$124,016

Gross profit	$18,328	$7,986	$2,543	$28,857
Segment operating income (loss)	$2,308	$(5,481)	$(2,709)	$(5,882)
Nine months ended June 30, 2009
Revenues
Product	$69,920	$45,111	$1,448	$116,479
Services	—	—	38,142	38,142

	$69,920	$45,111	$39,590	$154,621

Gross profit (loss)	$7,564	$(6,576)	$2,078	$3,066
Segment operating loss	$(34,532)	$(34,818)	$(13,789)	$(83,139)
Nine months ended June 30, 2008
Revenues
Product	$201,429	$160,512	$5,216	$367,157
Services	—	—	52,339	52,339

	$201,429	$160,512	$57,555	$419,496

Gross profit	$69,941	$27,942	$5,862	$103,745
Segment operating income (loss)	$17,309	$(15,617)	$(9,070)	$(7,378)
Assets
June 30, 2009	$138,778	$70,152	$56,488	$265,418
September 30, 2008	$203,626	$119,029	$126,629	$449,284
     A reconciliation of the Company’s reportable segment gross profit to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Segment gross profit from continuing operations	$3,958	$28,857	$3,066	$103,745
Impairment of long-lived assets	(408)	—	(20,924)	—

Total gross profit (loss) from continuing operations	$3,550	$28,857	$(17,858)	$103,745

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Segment operating loss from continuing operations	$(21,765)	$(5,882)	$(83,139)	$(7,378)
Other unallocated corporate expenses	1,004	(620)	6,421	2,508
Amortization of acquired intangible assets	381	1,787	4,266	5,259
Impairment of goodwill	—	—	71,800	—
Impairment of long-lived assets	408	—	35,512	—
Restructuring charges	2,327	2,571	12,293	5,677

Total operating loss from continuing operations	$(25,885)	$(9,620)	$(213,431)	$(20,822)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2009 and September 30, 2008 is as follows (in thousands):

	June 30,	September 30,
	2009	2008
Segment assets	$265,418	$449,284
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	151,666	214,354

Total assets	$417,084	$663,638

8. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $2,327,000 and $12,293,000 in the three and nine months ended June 30, 2009, respectively, in connection with the Company’s fiscal 2009 restructuring plan. These charges through the first nine months of fiscal 2009 consist of $10,849,000 of severance costs for workforce reductions of approximately 440 employees in operations, service and administrative functions across all the main geographies in which the Company operates, facility closure costs of $566,000, primarily to close one of the Company’s manufacturing operations located in the United States, and other restructuring costs of $878,000. The restructuring charges by segment for the three months ended June 30, 2009 were: Critical Solutions — $0.3 million, Systems Solutions — $1.2 million and Global Customer Operations — ($0.2) million. The restructuring charges by segment for the nine months ended June 30, 2009 were: Critical Solutions — $3.4 million, Systems Solutions — $3.6 million and Global Customer Operations — $3.1 million. In addition, the Company incurred $1.0 million and $2.2 million of restructuring charges for the three and nine months ended June 30, 2009, respectively, that were related to general corporate functions that support all of the Company’s segments.
     The Company recorded a charge to operations of $2,571,000 and $5,677,000 in the three and nine months ended June 30, 2008, respectively. These charges through the nine months ended June 30, 2008 included severance of $5,586,000 for workforce reductions of approximately 230 employees, along with a net charge of $91,000 for excess facility costs.
     The activity for the three and nine months ended June 30, 2009 and 2008 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2009
	Balance			Balance
	March 31,			June 30,
	2009	Expense	Utilization	2009
Facilities and other	$7,674	$1,359	$(1,765)	$7,268
Workforce-related	6,812	968	(4,311)	3,469

	$14,486	$2,327	$(6,076)	$10,737

	Activity — Three Months Ended June 30, 2008
	Balance			Balance
	March 31,			June 30,
	2008	Expense	Utilization	2008
Facilities and other	$11,519	$(423)	$(894)	$10,202
Workforce-related	2,865	2,994	(1,655)	4,204

	$14,384	$2,571	$(2,549)	$14,406

	Activity — Nine Months Ended June 30, 2009
	Balance			Balance
	September 30,			June 30,
	2008	Expense	Utilization	2009
Facilities and other	$9,658	$1,444	$(3,834)	$7,268
Workforce-related	3,005	10,849	(10,385)	3,469

	$12,663	$12,293	$(14,219)	$10,737

	Activity — Nine Months Ended June 30, 2008
	Balance			Balance
	September 30,			June 30,
	2007	Expense	Utilization	2008
Facilities and other	$12,804	$91	$(2,693)	$10,202
Workforce-related	2,907	5,586	(4,289)	4,204

	$15,711	$5,677	$(6,982)	$14,406

     The Company expects the majority of the remaining severance costs totaling $3,469,000 will be paid over the next twelve months. The expected facilities costs, totaling $7,268,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
9. Gain (Loss) on Investment
     During the three months ended December 31, 2008, the Company recorded a charge of $1.2 million to write-down its minority equity investment in a Swiss public company to its fair value as of the balance sheet date. This write-down reflects an other than temporary impairment of this investment. After giving effect to foreign exchange, the remaining balance of this investment at June 30, 2009 increased by $0.3 million to $0.8 million.
10. Employee Benefit Plans
     In connection with the acquisition of Helix Technology Corporation (“Helix”) in October 2005, the Company assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). The Company froze the benefit accruals and future participation in this plan as of October 31, 2006. During the three months ended June 30, 2009, the Plan was remeasured to reflect a $0.7 million settlement loss on distribution payments made to terminated employees. In addition, the Company increased its pension liability by $5.5 million to $6.5 million, primarily to reflect lower pension asset values determined in connection with the remeasurement. The Company’s consolidated balance sheet includes $0.3 million on the Plan liability as current, with the balance recorded as long-term as of June 30, 2009.
     The components of the Company’s net pension cost related to the Plan for the three and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$25	$37	$75	$110
Interest cost	171	183	514	548
Settlement loss	710	—	710	—
Expected return on assets	(199)	(227)	(597)	(680)

Net periodic pension cost	$707	$(7)	$702	$(22)

11. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2009	2008
Accounts receivable	$29,593	$68,210
Less allowances	1,485	1,366

	$28,108	$66,844

Inventories, net
Raw materials and purchased parts	$69,088	$64,651
Work-in-process	13,202	26,789
Finished goods	9,114	14,461

	$91,404	$105,901

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

Activity — Three Months Ended June 30, 2009
Balance			Balance
March 31,			June 30,
2009	Accruals	Settlements	2009
$6,667	$1,500	$(2,546)	$5,621

Activity — Three Months Ended June 30, 2008
Balance			Balance
March 31,			June 30,
2008	Accruals	Settlements	2008
$9,564	$3,208	$(4,269)	$8,503

Activity — Nine Months Ended June 30, 2009
Balance			Balance
September 30,			June 30,
2008	Accruals	Settlements	2009
$8,174	$6,459	$(9,012)	$5,621

Activity — Nine Months Ended June 30, 2008
Balance			Balance
September 30,			June 30,
2007	Accruals	Settlements	2008
$10,986	$9,112	$(11,595)	$8,503
12. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended June 30, 2009 and 2008, the Company recorded income (loss) associated with UCI of $0.0 million and $0.2 million, respectively. For the nine months ended June 30, 2009 and 2008, the Company recorded income (loss) of $0.3 million and $0.2 million, respectively. At June 30, 2009, the carrying value of UCI in the Company’s consolidated balance sheet was $25.6 million. For the three months ended June 30, 2009 and 2008, royalty payments received by the Company from UCI were $0.1 million and $0.2 million, respectively. For the nine months ended June 30, 2009 and 2008, royalty payments received by the Company from UCI were $0.5 million and $0.5 million, respectively.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) to form a joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’

automation hardware products to semiconductor customers in Japan. For the three months ended June 30, 2009 and 2008, the Company recorded income (loss) associated with YBA of ($0.1) and $0.0 million, respectively. For the nine months ended June 30, 2009 and 2008, the Company recorded income (loss) associated with YBA of ($0.0) and $0.3 million, respectively. At June 30, 2009, the carrying value of YBA in the Company’s consolidated balance sheet was $3.1 million. For the three months ended June 30, 2009 and 2008, revenues earned by the Company from YBA were $1.9 million and $7.2 million, respectively. For the nine months ended June 30, 2009 and 2008, revenues earned by the Company from YBA were $5.5 million and $16.5 million, respectively. The amount due from YBA included in accounts receivable at June 30, 2009 and September 30, 2008 was $2.9 million and $8.6 million, respectively. For the three months and nine months ended June 30, 2009, the Company incurred charges from YBA for products or services of $0.1 million and $0.5 million, respectively. For the three months and nine months ended June 30, 2008, the Company incurred charges from YBA for products or services of $0.3 million and $1.2 million, respectively. At June 30, 2009 and September 30, 2008 the Company owed YBA $0 and 0.2 million, respectively, in connection with accounts payable for unpaid products and services.
     These investments are accounted for using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.
13. Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
     Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-4. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.
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
     SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2009, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$29,668	$29,668	$—	$—
Available-for-sale securities	61,472	17,750	43,722	—
Other Assets	762	762	—	—

Total Assets	$91,902	$48,180	$43,722	$—

Cash Equivalents
     Cash equivalents of $29.7 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $17.8 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $43.7 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Other Assets
     Other assets of $0.8 million, consisting of an investment in Common Stock, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
14. Contingencies
Regulatory Proceedings Relating to Equity Incentive Practices and the Restatement
     All pending inquiries and investigations of the Company by agencies of the United States Government pertaining to the Company’s past equity incentive-related practices have now been concluded, as described more fully in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, the former Chief Executive Officer and Chairman of the Company, with income tax evasion. Trial commenced on March 9, 2009. On April 9, 2009, the jury returned a verdict of not guilty, concluding that proceeding. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws. This matter was stayed by the court pending the outcome of the criminal matter. The Company is not aware of any action having been taken by the court or the parties to re-open this action.
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
     Litigation is inherently unpredictable and the Company cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against the Company, it may have a material adverse impact on its financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, the Company is unable to make a reasonable estimate of the losses that could result from these matters and hence has recorded no accrual in its financial statements as of June 30, 2009.
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
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. During fiscal 2006 and throughout most of fiscal 2007, we benefited from an industry expansion. From the fourth quarter of fiscal 2007 and throughout fiscal 2008, we experienced what we believed to be a cyclical reduction in demand for our products. As we entered fiscal 2009, we experienced further reductions in demand for our products as a result of the global economic slowdown and inventory holdings of our products by some of our major customers. Our revenues for the first nine months of 2009 declined 63.1% from the same period in fiscal 2008. Recent market conditions for semiconductor manufacturing equipment have improved. Our net sales for our third quarter of fiscal 2009 increased 17.6% from the second quarter of fiscal 2009.
     Throughout fiscal 2008 and 2009, we have implemented a number of cost reduction programs to align our cost structure with the current demand environment. Since the end of fiscal 2007, we have reduced our headcount by approximately 43% and closed redundant facilities. We may take further restructuring actions as we continue to review the resources required to operate our business.
     In connection with our restructuring programs, we have realigned our management structure and our underlying internal financial reporting structure. Effective as of the beginning of our second quarter of 2009, we implemented a new internal reporting structure which includes three segments: Critical Solutions, Systems Solutions and Global Customer Operations.

     The Critical Solutions Group segment provides a variety of products critical to technology equipment productivity and availability. Those products include robots and robotic modules for atmospheric and vacuum applications and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.
     The Systems Solutions Group segment provides a range of products and engineering and manufacturing services that enable our customers to effectively develop and source high quality, high reliability, process tools for semiconductor and adjacent market applications.
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
     FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), requires the testing of long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. We recorded an impairment charge of $35.1 million related to certain long-lived assets as of March 31, 2009, and we recorded an additional impairment charge of $0.4 million for certain long-lived assets as of June 30, 2009. We discuss these charges in further detail under the Impairment Charges caption.
Three and Nine Months Ended June 30, 2009, Compared to Three and Nine Months Ended June 30, 2008
Revenues
     We reported revenues of $43.9 million for the three months ended June 30, 2009, compared to $124.0 million in the same prior year period, a 64.6% decrease. The total decrease in revenues of $80.1 million impacted our segments as follows: Critical Solutions Group segment revenues decreased by $40.8 million, Systems Solutions Group segment revenues decreased by $32.2 million and our Global Customer Operations segment revenues decreased by $7.1 million. These decreases were the result of lower volume shipments in response to declining demand.
     We reported revenues of $154.6 million for the nine months ended June 30, 2009, compared to $419.5 million in the same prior year period, a 63.1% decrease. The total decrease in revenues of $264.9 million impacted our segments as follows: Critical Solutions Group segment revenues decreased by $131.5 million, Systems Solutions Group segment revenues decreased by $115.4 million and our Global Customer Operations segment revenues decreased by $18.0 million. These decreases were the result of lower volume shipments in response to declining demand.
     Our Critical Solutions Group segment reported revenues of $16.8 million for the three months ended June 30, 2009, compared to $57.6 million in the same prior year period, a 70.8% decrease. This segment reported revenues of $69.9 million for the nine months ended June 30, 2009, compared to $201.4 million in the same prior year period, a 65.3% decrease. These decreases are attributable to weaker demand for semiconductor capital equipment and impacted all product lines within this segment.
     Our Systems Solutions Group segment reported revenues of $14.2 million for the three months ended June 30, 2009, compared to $46.5 million in the same prior year period, a 69.5% decrease. This segment reported revenues of $45.1 million for the nine months ended June 30, 2009, compared to $160.5 million in the same prior year period, a 71.9% decrease. These decreases principally reflect lower demand for semiconductor capital equipment. However, this segment has experienced a recent increase in demand, which resulted in an increase of $6.0 million in revenues for the three months ended June 30, 2009 as compared to the three months ended March 31, 2009.
     Global Customer Operations segment reported revenues of $12.9 million for the three months ended June 30, 2009, compared to $19.9 million in the same prior year period, a 35.2% decrease. This decrease is attributable to lower service contract and repair revenue of $5.8 million and lower legacy product revenue of $1.2 million. This segment reported revenues of $39.6 million for the nine months ended June 30, 2009, compared to $57.6 million in the same prior year period, a 31.2% decrease. This decrease is attributable to lower service contract and repair revenue of $14.2 million and lower legacy product revenue of $3.8 million. Our consolidated service revenues are all earned by our Global Customer Operations segment, and include service contract and repair revenues, and revenues related to replacement parts related to these service transactions. The decreases in service revenues are primarily the result of decreased spending by semiconductor manufacturing and semiconductor capital equipment companies. However, this segment has experienced a recent increase in demand, which resulted in an increase of $1.0 million in revenues for the three months ended June 30, 2009 as compared to the three months ended March 31, 2009.
Gross Profit
     Gross margin dollars decreased to $3.6 million for the three months ended June 30, 2009 as compared to $28.9 million for the same prior year period. This decrease is primarily the result of the $80.1 million in lower revenue. This decrease in gross margin dollars was partially offset by $1.9 million of lower amortization of intangible assets. The decrease in amortization is the result of the impairment of long-lived assets as of March 31, 2009. Gross margin dollars decreased to a loss of $17.9 million for the nine months ended June 30, 2009 as compared to $103.7 million of income for the same prior year period. This decrease is primarily the result of the $264.9 million in lower revenue, an impairment of long-lived assets of $20.9 million and the impact of $9.6 million of increased charges for excess and obsolete inventory. These decreases were partially offset by $1.9 million of lower amortization of intangible assets.
     Gross margin percentage decreased to 8.1% for the three months ended June 30, 2009 as compared to 23.3% for the same prior year period. Gross margin percentage decreased to (11.5)% for the nine months ended June 30, 2009 as compared to 24.7% for the same prior year period. The impairment of long-lived assets negatively impacted gross margin by 0.1% and 13.5% for the three and nine months ended June 30, 2009. The charges for excess and obsolete inventory negatively impacted gross margin by 2.4% and 7.3% for the three and nine months ended June 30, 2009, with the balance of the decreases related to lower absorption of indirect factory overhead on lower revenues.
     Gross margin dollars from our Critical Solutions Group segment decreased to $0.9 million for the three months ended June 30, 2009 as compared to $18.3 million for the same prior year period. This decrease is due to a drop of $40.8 million in revenues, and a $0.9 million increase in charges for excess and obsolete inventory. Gross margin dollars from this segment decreased to $7.6 million for the nine months ended June 30, 2009 as compared to $69.9 million for the same prior year period. This decrease is due to a drop of $131.5 million in revenues, and a $1.8 million increase in charges for excess and obsolete inventory. Gross margin percentage decreased to 5.4% and 10.8% for the three and nine months ended June 30, 2009, respectively, as compared to 31.8% and 34.7% in the same prior year periods. The decrease in gross margin percentage is due to increased charges for excess and obsolete inventory which lowered the gross margin percentage by 5.4% and 3.7% for the three and nine months ended June 30, 2009, respectively, with the balance of the decreases related primarily to lower absorption of indirect factory overhead on lower revenues. Cost of sales included $1.0 million of amortization for intangible assets for each fiscal quarter during fiscal 2008, and the first two quarters of fiscal 2009. Cost of sales included $0.4 million of amortization for intangible assets for the third quarter of fiscal 2009.
     Gross margin dollars from our Systems Solutions Group segment decreased to $1.1 million for the three months ended June 30, 2009 as compared to $8.0 million for the same prior year period. The decrease is primarily related to a $32.3 million decrease in revenues. This decrease was partially offset by a $0.3 million reduction in charges for excess and obsolete inventory. Gross margin dollars from this segment decreased to a loss of $6.6 million for the nine months ended June 30, 2009 as compared to income of $27.9 million for the same prior year period. This decrease is due to decreased revenues of $115.4 million, and a $5.6 million increase in charges for excess and obsolete inventory. Gross margin percentage was 7.6% and (14.6%) for the three and nine months ended June 30, 2009, respectively, as compared to 17.2% and 17.4% for the same prior year periods. The decrease in gross margin percentage for the three month period is related primarily to lower absorption of indirect factory overhead on lower revenues. The decrease in gross margin percentage for the nine month period is due to increased charges for excess and obsolete inventory which lowered the gross margin percentage by 14.8%, with the balance of the decrease related primarily to lower absorption of indirect factory overhead on lower revenues. Cost of sales included $0.2 million of amortization for intangible assets for each fiscal quarter during fiscal 2008, and for the first two quarters of fiscal 2009.
     Gross margin dollars from our Global Customer Operations segment decreased to $2.0 million for the three months ended June 30, 2009 as compared to $2.5 million for the same prior year period. This decrease is the result of lower revenues of $7.0 million, which has been partially offset by $1.1 million of reduced amortization of intangible assets. Gross margin dollars for this segment decreased to $2.1 million for the nine months ended June 30, 2009 as compared to $5.9 million for the same prior year period. This decrease is the result of lower revenues of $18.0 million and $2.2 million of increased charges for excess and obsolete inventory. These decreases were partially offset by $1.1 million of reduced amortization of intangible assets. Gross margin percentage was 15.3% and 5.3% for the three and nine months ended June 30, 2009, respectively, as compared to 12.8% and 10.2% for the same prior year periods. The increase in gross margin percentage for the three month period is the result of reduced amortization of intangible assets which increased gross margin percentage by 5.2%, which has been partially offset by lower absorption of indirect service costs on lower revenues. The decrease in gross margin percentage for the nine month period is primarily due to increased charges for excess and obsolete inventory which lowered gross margin percentage by 5.7%.
     Cost of sales for the three months ended June 30, 2009 includes a $0.4 million charge for the impairment of certain property and equipment. Cost of sales for the nine months ended June 30, 2009 includes a $20.9 million charge for the impairment of long-lived assets, including a $19.6 million charge for completed technology intangible assets and $1.3 million charge for property and equipment. The details of our impairment charges are discussed in greater detail under the Impairment Charges caption.
Research and Development
     Research and development, or R&D, expenses for the three months ended June 30, 2009 were $7.5 million as compared to $10.3 million for the same prior year period. This decrease is primarily related to lower labor related costs of $2.1 million. R&D expenses for the nine months ended June 30, 2009 were $24.5 million as compared to $34.3 million for the same prior year period. These decreases are primarily related to lower labor related costs of $7.1 million. The decreases in labor related costs are primarily associated with reduced headcount as we restructured our operations to eliminate duplicate R&D resources by consolidating operations.
Selling, General and Administrative
     Selling, general and administrative, or SG&A, expenses were $20.0 million for the three months ended June 30, 2009 as compared to $25.6 million for the same prior year period. This decrease includes lower labor related costs of $4.0 million, and $1.4 million of lower amortization of intangible assets. SG&A expenses were $72.4 million for the nine months ended June 30, 2009 as compared to $84.6 million for the same prior year period. This decrease includes lower labor related costs of $11.6 million, and $1.0 million of lower amortization of intangible assets. The decrease in amortization is the result of the impairment of long-lived assets as of March 31, 2009. We settled our litigation matters with the SEC during fiscal 2008; however, we continued to incur litigation costs relating to our former executive officer that we were contractually required to indemnify. The total indemnification costs were $0.8 million and $6.2 million for the three and nine months ended June 30, 2009. The total indemnification costs were ($0.6) million and $2.5 million for the three and nine months ended June 30, 2008. In June 2008, we received insurance proceeds of $1.4 million, which we recorded as a reduction of SG&A expenses, for the reimbursement of professional fees incurred in connection with our shareholder litigation.
Impairment Charges
     We test our goodwill for impairment as of each fiscal year end. Our goodwill test as of September 30, 2008 indicated that our goodwill was potentially impaired, and after completing our analysis, we recorded an impairment charge to goodwill of $197.9 million. In addition to the goodwill impairment charge, we recognized a long-lived asset impairment charge of $5.6 million. The impairment charges were the result of our expectation that our future cash flows would be adversely impacted as a result of the global economic slowdown. In response to this downturn, we have restructured our business, which has resulted in a change to our reporting units and operating segments. In accordance with the requirements of FAS 142, we reallocated goodwill to each of our newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. We reallocated goodwill to five of our seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, we tested our goodwill and other long-lived assets for impairment at March 31, 2009.
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
     In accordance with the requirements of FAS 144, we are required to test certain long-lived assets when indicators of impairment are present. We determined that impairment indicators were present for certain of our long-lived assets as of March 31, 2009. We tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. We then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. We estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, we determined that we had incurred an impairment loss of $35.1 million as of March 31, 2009, and we allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. Further, during the three months ended June 30, 2009 we recorded an additional impairment charge of $0.4 million for property, plant and equipment related to a recently vacated manufacturing facility. The total impairment charges related to long-lived assets for the three and nine months ended June 30, 2009 are summarized as follows (in thousands):

	Periods ended
	June 30, 2009
	Three months	Nine months
Reported as cost of sales:
Completed technology intangible asset impairment	$—	$19,608
Property, plant and equipment impairment	408	1,316

Subtotal, reported as cost of sales	408	20,924

Reported as operating expense:
Trade name intangible asset impairment	—	1,145
Customer relationship intangible asset impairment	—	13,443

Subtotal, reported as operating expense	—	14,588

	$408	$35,512

     As of June 30, 2009, we have $48.1 million of goodwill and $14.9 million of other intangible assets on our consolidated balance sheet. The goodwill relates entirely to our Critical Solutions Group segment, more specifically, to two reporting units within this segment. The carrying value of the net assets of each of these two reporting units, including goodwill, determined as of the last goodwill test, or March 31, 2009, was approximately 75% of their respective fair values. Our other intangible assets include $8.9 million of intangible assets related to our Critical Solutions Group segment and $6.0 million related to our Global Customer Operations segment. Given the current economic environment and the uncertainties regarding the future impact on the Company’s business, there can be no assurance that our projected revenues used to reallocate and test goodwill and to test other intangible assets will prove to be accurate in the future. If the Company’s projected revenues are not achieved, the fair value of our reporting units or other intangible assets may decline. Accordingly, we may be required to record additional goodwill or other intangible asset impairment charges in future periods, whether in conjunction with our next annual impairment testing, or prior to that, if any such change constitutes a triggering event outside of the quarter in which our annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result, however, if it does, then such charge could be material.
Restructuring Charges
     We recorded charges of $2.3 million and $12.3 million for the three and nine months ended June 30, 2009, respectively, in connection with our fiscal 2009 restructuring plan. These charges through the first nine months of fiscal 2009 consist of $10.8 million of severance costs associated with workforce reductions of approximately 440 employees in operations, service and administrative functions across all the main geographies in which we operate, facility closure costs of $0.6 million to close one manufacturing operation located in the United States, and other restructuring costs of $0.9 million. The restructuring charges by segment for the three months ended June 30, 2009 were: Critical Solutions — $0.3 million, Systems Solutions — $1.2 million and Global Customer Operations — $(0.2) million. The restructuring charges by segment for the nine months ended June 30, 2009 were: Critical Solutions — $3.4 million, Systems Solutions — $3.6 million and Global Customer Operations — $3.1 million. In addition, we incurred $1.0 million and $2.2 million of restructuring charges for the three and nine months ended June 30, 2009, respectively, that were related to general corporate functions that support all of our segments. The accruals for workforce reductions are expected to be paid over the next twelve months. We expect the annual salary and benefit savings as a result of the actions taken to date during fiscal 2009 will be approximately $29.0 million. The cost savings resulting from these restructuring actions are expected to yield actual cash savings, net of the related costs, within twelve months. We are continuing to review the costs of our operations, and may make further reductions in our workforce resulting in additional severance costs.
     We recorded a restructuring charge of $2.6 million and $5.7 million for the three and nine months ended June 30, 2008, respectively. These charges through the nine months ended June 30, 2008 which consists primarily of severance costs associated with workforce reductions of approximately 230 employees.

Interest Income and Expense
     Interest income decreased by $0.7 million, to $0.5 million, for the three months ended June 30, 2009, compared to the same prior year period. Approximately $0.3 million of this decrease is attributable to lower interest rates on our investments, with the balance due to lower investment balances. Interest income decreased by $4.2 million, to $2.1 million for the nine months ended June 30, 2009, compared to the same prior year period. Approximately $2.1 million of this decrease is attributable to lower interest rates on our investments, with the balance due to lower investment balances.
Loss on Investment
     During the nine months ended June 30, 2009, we recorded a charge of $1.2 million to write down our minority equity investment in a closely-held Swiss public company. The remaining balance of this investment at June 30, 2009 after giving effect to foreign exchange was $0.8 million.
     During the nine months ended June 30, 2008, we recorded a charge of $2.9 million to write down our minority equity investment in this closely-held Swiss public company.
Income Tax Provision
     We recorded an income tax provision of $0.1 million and $0.7 million in the three and nine months ended June 30, 2009, respectively, compared to a provision of $0.8 million and $2.4 million in the three and nine months ended June 30, 2008, respectively. The tax provision recorded for both periods is principally attributable to foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
Equity in Earnings of Joint Ventures
     Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.0 million and $0.3 million for the three and nine months ended June 30, 2009, compared to $0.2 million for both of the same prior year periods. Income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.1) million and $0.0 million for the three and nine months ended June 30, 2009 as compared to $0.0 million and $0.3 million, respectively, for the same prior year periods.
     The carrying values of our joint venture investments included in our consolidated balance sheet at June 30, 2009 were $28.7 million, including $25.6 million for our ULVAC joint venture and $3.1 million for our Yaskawa joint venture.
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
     At June 30, 2009, we had cash, cash equivalents and marketable securities aggregating $114.4 million. This amount was comprised of $52.9 million of cash and cash equivalents, $35.3 million of investments in short-term marketable securities and $26.2 million of investments in long-term marketable securities.
     Cash and cash equivalents were $52.9 million at June 30, 2009, a decrease of $57.3 million from September 30, 2008. This decrease was primarily due to $52.9 million of cash used in operating activities and capital expenditures of $10.8 million. These decreases were partially offset by $5.6 million of net maturities of marketable securities.

     Cash used in operations was $52.9 million for the nine months ended June 30, 2009, and was primarily attributable to a $79.2 million loss after adjusting our net loss for non-cash expenses, including goodwill and other intangible asset impairment charges of $107.3 million, depreciation and amortization of $20.8 million, stock-based compensation of $5.0 million, and other non-cash items of $1.1 million. Cash used in operations was partially offset by $26.2 million of changes in working capital which were attributable to $38.4 million of decreased accounts receivable balances and $14.3 million of reductions in inventory. These reductions in working capital were partially offset by lower current liabilities of $31.7 million.
     Cash used in investing activities was $4.2 million for the nine months ended June 30, 2009, and was attributable to $10.8 million of capital expenditures, including $7.4 million in expenditures related to our Oracle ERP implementation. These uses of cash were partially offset by net maturities of marketable securities of $5.6 million and $1.1 million in proceeds from the sale of property, plant and equipment, primarily related to the sale of a vacated manufacturing facility. We implemented the Oracle ERP system in most of our U.S. operations in July 2009. We expect that the total cost of the U.S. Oracle ERP implementation will be approximately $29.0 million. We will incur additional costs to implement this system in our international locations, however, we do not expect this cost to significantly impact our financial position or cash flow.
     At June 30, 2009, we had approximately $0.5 million of letters of credit outstanding.
     In connection with our acquisition of Helix Technology Corporation (“Helix”) in October 2005, we assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). We froze the benefit accruals and future participation in this plan as of October 31, 2006. During the three months ended June 30, 2009, the Plan was remeasured to reflect a $0.7 million settlement loss on distribution payments made to terminated employees. In addition, we increased our pension liability by $5.5 million to $6.5 million, primarily to reflect lower pension asset values determined in connection with this remeasurement. During fiscal 2010, we expect to contribute approximately $1.6 million to the Plan, and then $1.0 million per fiscal year thereafter until the Plan is fully funded.
     We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements. However, the cyclical nature of the semiconductor industry and the current global economic downturn makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. In addition, we are subject to indemnification obligations in connection with our stock-based compensation restatement with certain former executives which could have an adverse affect on our existing resources.
Recently Enacted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. As permitted by FSP 157-2, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), is the beginning of our first quarter of fiscal 2010. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective beginning with our fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning on October 1, 2008. See Note 13.
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
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for us for the fiscal year ending September 30, 2010. We are currently evaluating the potential impact of FSP 132R-1 on our financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. On April 1, 2009 we adopted FSP 107-1, which had no impact on our financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. On April 1, 2009 we adopted this standard, which had no impact on our financial position or results of operations.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. During the quarter ended June 30, 2009, we adopted SFAS 165. See the “Basis of Presentation” section in Note 1 of our notes to consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of SFAS 167 on our financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. This statement does not change GAAP and will not have an affect on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the nine months ended June 30, 2009, the unrealized loss on marketable securities, excluding our investment in a Swiss public company, was $229,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.5 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 27.0% of our total sales for the three months ended June 30, 2009. We also purchase materials from some suppliers outside of the United States that is transacted in currencies other than the U.S. dollar. In the nine months ended June 30, 2009, we recorded foreign exchange losses related to receivables of $0.7 million, and foreign exchange gains of $0.2 million related to payables due to the general weakening of certain foreign currencies in this period. If currency exchange rates had been 10% different throughout the three months ended June 30, 2009 compared to the currency exchange rates actually experienced, the impact on our net earnings would have been approximately $0.5 million. The changes in currency exchange rates relative to the U.S. dollar during the nine months ended June 30, 2009 compared to the currency exchange rates at September 30, 2008 resulted in an increase in net assets of $2.3 million that we reported as a separate component of comprehensive income. The impact of a hypothetical 10% change in foreign exchange rates at June 30, 2009 is not considered material.
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
     On July 25, 2007, a criminal indictment was filed in the United States District Court for the District of Massachusetts charging Robert J. Therrien, our former Chief Executive Officer and Chairman, with income tax evasion. Trial commenced on March 9, 2009. On April 9, 2009, the jury returned a verdict of not guilty, concluding that proceeding. A separate civil complaint was filed by the SEC on July 25, 2007 against Mr. Therrien in the United States District Court for the District of Massachusetts charging him with violations of federal securities laws. This matter was stayed by the court pending the outcome of the criminal matter. We are not aware of any action having been taken by the court or the parties to re-open this action.
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
     Litigation is inherently unpredictable and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence we have recorded no accrual in our financial statements as of June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2009. These purchases were made pursuant to the Amended and Restated 2000 Equity Incentive Plan.

Maximum
Number (or
Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1 — 30, 2009	—	$—	—	$—
May 1 — 31, 2009	16,577	5.05	16,577	—
June 1 — 30, 2009	—	—	—	—

Total	16,577	$5.05	16,577	$—

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.
31.02	Rule 13a-14(a), 15d-14(a) Certification.
32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: August 6, 2009	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: August 6, 2009	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.
31.02	Rule 13a-14(a), 15d-14(a) Certification.
32	Section 1350 Certifications.