Form 10-K
period 2009-09-30
BROOKS AUTOMATION INC
filed 2009-11-18
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2009
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
Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2009, was approximately $289,118,600 based on the closing price per share of $4.61 on that date on the Nasdaq Stock Market. As of March 31, 2009, 64,298,734 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 10, 2009, 64,407,278 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

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

Markets

Our primary served market is the global semiconductor industry, a highly cyclical industry which has a long term growth profile, both in terms of unit volumes and device complexity. This growth is increasingly focused in Asia. The end products for semiconductor devices include computers, telecommunications equipment, automotive, consumer electronics and wireless communications devices. In addition to this primary market, we have been increasing our presence in global markets outside of the semiconductor industry, primarily for our vacuum-related technologies and services. Much like semiconductors, markets such as data storage, advanced flat panel displays, industrial instruments and solar have begun to experience an increasing need for the technologies and services that we provide.

Our fiscal 2009 and 2008 revenues by end market were as follows:

	2009	2008

Semiconductor	71%	77%
Industrial	14%	10%
Other	15%	13%

	100%	100%

The production of advanced semiconductor chips is an extremely complex and logistically challenging manufacturing activity. To create the tens of millions of microscopic transistors and connect them both horizontally and in vertical layers in order to produce a functioning integrated circuit, or IC chip, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Up to 40% of these tools perform processes in a vacuum, such as removing, depositing, or measuring material on wafer surfaces. Wafers can go through as many as 400 different process steps before fabrication is complete. These steps, which comprise the initial fabrication of the integrated circuit and are referred to in the industry as front-end processes, are repeated many times to create the desired pattern on the silicon wafer. As the complexity of semiconductors continues to increase, the number of process steps that occur in a vacuum environment also increases, resulting in a greater need for both automation and vacuum technology solutions due to the sensitive handling requirements and increased number of tools. The requirement for efficient, higher throughput and extremely clean manufacturing for semiconductor wafer fabs and other high performance electronic-based products has created a substantial market for substrate handling automation (moving the wafers around and between tools in a semiconductor fab), tool automation (the use of robots and modules used in conjunction with and inside process tools that move wafers from station to station), and vacuum systems technology to create and sustain the environment necessary to fabricate various products.

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

We provide high vacuum pumps and instrumentation which are required in certain process steps to condition the processing environment and to optimize that environment by maintaining pressure consistency of the known process gas. To achieve optimal production yields, semiconductor manufacturers must ensure that each process operates at carefully controlled pressure levels. Impurities or incorrect pressure levels can lower production yields, thereby significantly increasing the cost per useable semiconductor chip produced. We provide various pressure measurement instruments that form part of this pressure control loop on production processing equipment. Some key vacuum processes include: dry etching and dry stripping, chemical vapor deposition, or CVD, physical vapor deposition, or PVD, and ion implantation.

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

Current Trends

Our primary served market is the global semiconductor industry. The demand for semiconductors and semiconductor manufacturing equipment is highly cyclical. We believe it is both reasonable and prudent to expect that the global semiconductor industry will experience market conditions that fluctuate unpredictably and at times, severely. During fiscal 2006 and continuing into fiscal 2007, Brooks benefited from a cyclical upturn in demand for its products and services, which helped drive revenues to record levels. That cyclical expansion turned to a downturn in the fourth quarter of fiscal 2007 that continued through the second quarter of fiscal 2009. The decline was particularly pronounced in the first two quarters of fiscal 2009 with a sharp contraction of capital spending in all of our served markets as well as reduced demand by OEMs as a result of inventory corrections. The decline in market valuations for public companies and increased borrowing rates as a result of the credit crisis resulted in significant impairments to the carrying value of our goodwill, intangible assets and certain fixed assets. We recognized $203.6 million of impairments to our goodwill and certain long-lived assets during our fourth quarter of 2008, and we recognized additional impairment charges to goodwill and certain long-lived assets of $106.9 million during the second quarter of 2009.

The major tool manufacturers in the semiconductor capital equipment market have been changing their business models to outsource the manufacturing of key subsystems including wafer handling systems. This trend of outsourcing has accelerated through the semiconductor industry’s transition to cluster tools, which have increased the need for reliability and performance. Furthermore, our OEM customers believe that they generate more value for their customers by leveraging their expertise in process technology, rather than electro-mechanical technology. Since the early 2000s, many of the major OEMs began to look outside their captive capabilities to suppliers, like us, who could provide them with fully integrated and tested systems. We continue to benefit from these trends.

Our customers serving the global semiconductor industry continue to experience a material shift in the fabrication of wafers from North American and European based facilities to wafer fabs and foundries located in Asia. We have positioned our Extended Factory business in Wuxi, China to become a critical partner of major OEMs as they execute supply chain strategies within that region. In addition to this regional shift, the global semiconductor industry is one that is continuously focused on cost reduction. As such, companies that are a part of, or a supplier to, this industry are expected to support their customers’ focus on reducing the costs of operating and maintaining their manufacturing network.

Segments

In connection with our fiscal 2009 restructuring programs, we have realigned our management structure and our underlying internal financial reporting structure. Effective as of the beginning of our second fiscal quarter of 2009, we implemented a new internal reporting structure which includes three segments: Critical Solutions Group, Systems Solutions Group and Global Customer Operations.

The Critical Solutions Group segment provides a variety of products critical to technology equipment productivity and availability. Those products include robots and robotic modules for atmospheric and vacuum applications and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.

The Systems Solutions Group segment provides a range of products and engineering and manufacturing services, which include our Extended Factory services, that enable our customers to effectively develop and source high quality, high reliability, process tools for semi-conductor and adjacent market applications.

The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for our Automated Material Handling Systems (“AMHS”) product line. Revenues from the sales of spare parts that are not related to a repair or replacement transaction, or are not AMHS products, are included within the product revenues of the other operating segments.

Our fiscal 2009 and 2008 segment revenues by end market were as follows:

	Fiscal Year Ended September 30, 2009
	Critical	Systems	Global Customer
	Solutions	Solutions	Operations

Semiconductor	56%	82%	86%
Industrial	27%	—	8%
Other	17%	18%	6%

	100%	100%	100%

	Fiscal Year Ended September 30, 2008
	Critical	Systems	Global Customer
	Solutions	Solutions	Operations

Semiconductor	66%	88%	80%
Industrial	18%	—	11%
Other	16%	12%	9%

	100%	100%	100%

Customers

Within the semiconductor industry, we sell our products and services to nearly every major semiconductor chip manufacturer and OEM in the world, including all of the top ten chip companies and nine of the top ten equipment companies. Our customers outside the semiconductor industry are broadly diversified. We have major customers in North America, Europe and Asia. Additionally, although much of our equipment sales ship to United States OEMs, many of those products ultimately are utilized in international markets. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to foreign operations.

Relatively few customers account for a substantial portion of our revenues, with the top 10 customers accounting for approximately 44% of our business in fiscal 2009. We have one customer, Applied Materials, Inc., that accounted for more than 10% of our overall revenues for the year.

Sales, Marketing and Customer Support

We market and sell most of our products and services in Asia, Europe, the Middle East and North America through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases a customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization when required, and to ensure open communication and support. Some of our vacuum and instrumentation products and services for certain international markets are sold through local country distributors. Additionally, we serve the Japanese market for our robotics and automation products and services through our Yaskawa Brooks Automation (YBA) joint venture with Yaskawa Electric Corporation of Japan.

Our marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, publication of press releases and articles in business and industry publications. To enhance communication and support, particularly with our international customers, we maintain sales and service centers in Asian, European, Middle Eastern and North American locations. These facilities, together with our headquarters, maintain local support capability and demonstration equipment for customers to evaluate. Customers are encouraged to discuss features and applications of our demonstration equipment with our engineers located at these facilities.

Competition

We operate in a variety of niches of varying breadth and with differing competitors and competitive dynamics. The semiconductor fab and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The majority of equipment automation is still done in-house by OEMs. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihan, Daikin and Rorze. Also, contract manufacturing companies such as Sanmina, Jabil, Benchmark and Flextronics are offering limited assembly and manufacturing services to OEMs. Our competitors among vacuum components suppliers include Sumitomo Heavy Industries, Genesis, MKS Instruments and Inficon. We have a significant share of the market for vacuum cryogenic pumps.

Atmospheric tool automation is outsourced to a larger degree and has a larger field of competitors due to the lower barriers to entry. We compete directly with other equipment automation suppliers of atmospheric modules and systems such as Hirata, Kawasaki, Genmark, Rorze, Sankyo, TDK and Shinko. Contract manufacturers are also providing assembly and manufacturing services for atmospheric systems.

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

Research and Development

Our research and development efforts are focused on developing new products and also enhancing the functionality, degree of integration, reliability and performance of our existing products. Our engineering, marketing, operations and management personnel leverage their close collaborative relationships with many of their counterparts in customer organizations in an effort to proactively identify market demands with an ability to refocus our research and development investment to meet our customer demands. With the rapid pace of change that characterizes semiconductor technology, it is essential for us to provide high-performance and reliable products in order for us to maintain our leadership position.

Manufacturing

Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to ensure the performance of our products. Our major manufacturing facilities are located in Chelmsford, Massachusetts; Petaluma, California; Longmont, Colorado; Monterrey, Mexico; Gresham, Oregon; and Wuxi, China. The latter two facilities are utilized by our Extended Factory business as critical manufacturing support for semiconductor OEMs, particularly in their geographic sourcing strategies.

We utilize a just-in-time manufacturing strategy, based on the concepts of demand flow technology, for a large portion of our manufacturing process. We believe that this strategy, coupled with the outsourcing of non-critical components such as machined parts, wire harnesses and PC boards, reduces our fixed operating costs, improves our working capital efficiency, reduces our manufacturing cycle times and improves our flexibility to rapidly adjust production capacities. While we often use single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, we believe that these parts and materials are readily available from other supply sources. We will continue to broaden the sourcing of our components to low cost regions, more specifically Asia.

Patents and Proprietary Rights

We rely on patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Our United States patents expire at various times through March 2027. Due to the rapid technological change that characterizes the semiconductor, flat panel display and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into proprietary information and nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

We have successfully licensed our FOUP (front-opening unified pod) load port technology to significant FOUP manufacturers and continue to pursue the licensing of this technology to the residual participants in the market that we believe are utilizing our intellectual property.

Backlog

Backlog for our products as of September 30, 2009, totaled $69.5 million as compared to $63.8 million at September 30, 2008. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog consists of orders principally for hardware and service agreements. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Financial Information about Segments and Geographic Areas

We have provided the information required by Items 101(b) and 101(d) of Regulation S-K in Note 16, “Segment and Geographic Information,” to our Consolidated Financial Statements set forth in Item 8 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Employees

At September 30, 2009, we had 1,198 full time employees. In addition, we utilized 125 part time employees and contractors. Approximately 50 employees in our facility in Jena, Germany are covered by a collective bargaining agreement. We consider our relationships with these and all employees to be good.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Brooks Automation, Inc., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our internet website address is http://www.brooks.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed, or furnished to, the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years and at present, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors, and these cycles have had a negative impact on our business, sometimes causing declining revenues and operation losses. Ongoing volatility in worldwide capital and equity markets is likely to have a similarly negative impact on our business. Recent economic developments on an international scale could lead to substantially diminished demand for our products and those of our customers which incorporate our products, especially in the semiconductor manufacturing industry. We could continue to experience future operating losses during an industry downturn and a period of uncertain demand. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, if demand improves rapidly, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.

We face competition which may lead to price pressure and otherwise adversely affect our sales.

We face competition throughout the world in each of our product areas. This comes from competitors as discussed in Part I, Item 1, “Business — Competition” as well as internal robotic capabilities at larger OEMs. Many of our competitors have substantial engineering, manufacturing, marketing and customer support capabilities. We expect our competitors to continue to improve the performance of their current products and to introduce new products and technologies that could adversely affect sales of our current and future products and services. New products and technologies developed by our competitors or more efficient production of their products could require us to make significant price reductions or decide not to compete for certain orders. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

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

If we do not continue to introduce new products and services that reflect advances in technology in a timely and effective manner, our products and services may become obsolete and our operating results will suffer.

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

If we cannot succeed in responding in a timely manner to technological and/or market changes or if the new products that we introduce do not achieve market acceptance, it could diminish our competitive position which could materially harm our business and our prospects.

The global nature of our business exposes us to multiple risks.

For the fiscal years ended September 30, 2009 and 2008, approximately 47% and 36%, respectively, of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. We maintain a global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

Our business could be materially harmed if one or more key suppliers fail to continuously deliver key components of acceptable cost and quality.

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. In some cases we have only a single source of supply for necessary components and materials used in the manufacturing of our products. Further, we are increasing our sourcing of products in Asia, and particularly in China, and we do not have a previous course of dealing with many of these suppliers. We do not generally have long-term supply contracts with any of these suppliers, and many of them have undertaken cost-containment measures in light of the recent downturn in the semiconductor industry. In the event of a continuing industry upturn, these suppliers could face significant challenges in delivering components on a timely basis. Our inability to obtain components or materials in required quantities or of acceptable cost and quality and with the necessary continuity of supply could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier alters their manufacturing processes and suffers a production stoppage for any reason or modifies or discontinues their products, this could result in a delay or reduction in product shipments to our customers. Any of these contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2008 through the end of fiscal year 2009, our stock price fluctuated between a high of $15.01 per share and a low of $2.58 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters such as hurricanes and floods;

•	low trading volume of our common stock; and

•	the number of firms making a market in our common stock.

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

We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 44%, 52% and 54% of our total revenues in the fiscal years ended September 30, 2009, 2008 and 2007, respectively. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

Our customers may need several months to test and evaluate our products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. The impact of this risk can be magnified during the periods in which we introduce a number of new products, as has been the case in recent years. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its plans.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We lease a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active principal facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(Approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing and R&D	213,800	Owned
Chelmsford, Massachusetts	Manufacturing	95,000	October 2014
Gresham, Oregon	Manufacturing and R&D	131,900	December 2010
Wuxi, China	Manufacturing	81,800	August 2015
Petaluma, California	Manufacturing and R&D	72,300	September 2011
Longmont, Colorado	Manufacturing and R&D	60,900	February 2015
Yongin-City, South Korea	Manufacturing, R&D and sales & support	34,100	November 2015
Jena, Germany	R&D and sales & support	31,300	Several leases with terms that require 6-month notice

Our Critical Solutions Group segment utilizes the facilities in Massachusetts, California and Colorado as well as a smaller manufacturing and R&D facility in Germany. Our Systems Solutions Group segment utilizes the facilities in Massachusetts, Oregon, South Korea and China. Our Global Customer Operations segment utilizes the facilities in Massachusetts, Germany and South Korea as well as smaller service and repair facilities in China, Taiwan and Japan.

We maintain additional sales & support and training offices in California and Texas and overseas in Europe (France and Germany), as well as in Asia (Japan, China, Singapore and Taiwan) and the Middle East (Israel).

We utilize a third party to manage a manufacturing operation in Mexico. As part of our arrangement with this third party, we guarantee a lease for a 56,100 square foot manufacturing facility.

We currently sublease a total of 236,500 square feet of space previously exited as a result of our various restructuring activities. Another 247,300 square feet of mixed office and manufacturing/research and development space located in Massachusetts and Oregon is not in use and unoccupied at this time. We are actively exploring options to sublease, sell or negotiate an early termination agreement on this vacant property.

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

During the quarter ended September 30, 2009, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the NASDAQ Stock Market LLC:

	High	Low

Fiscal year ended September 30, 2009
First quarter	$8.26	$2.58
Second quarter	6.28	3.33
Third quarter	6.48	3.85
Fourth quarter	8.15	4.16
Fiscal year ended September 30, 2008
First quarter	$15.01	$12.07
Second quarter	13.07	9.40
Third quarter	11.16	8.27
Fourth quarter	11.25	7.68

Number of Holders

As of October 31, 2009, there were 1,169 holders of record of our common stock.

Dividend Policy

We have never declared or paid a cash dividend on our capital stock. The Board of Directors periodically reviews the strategic use of cash in excess of business needs.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2004, and plotted at the last trading day of each of the fiscal years ended September 30, 2005, 2006, 2007, 2008 and 2009, in each of (i) the Company’s Common Stock; (ii) the NASDAQ/AMEX/NYSE Market Index of companies; and (iii) an industry group index comprised of NYSE/NASDAQ/AMEX SIC Codes 3550-3559. The stock price performance on the graph below is not necessarily indicative of future price performance.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Brooks Automation, Inc., The NASDAQ/AMEX/NYSE Index
And NYSE/NASDAQ/AMEX SIC Codes 3550-3559

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

	9/30/04	9/30/05	9/29/06	9/28/07	9/30/08	9/30/09

Brooks Automation, Inc.	100.00	94.20	92.23	100.64	59.08	54.63
NASDAQ/AMEX/NYSE	100.00	116.88	130.02	156.04	121.88	116.17
NYSE/NASDAQ/AMEX SIC Codes 3550-3559	100.00	108.77	125.09	156.02	116.08	115.81

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Issuance of Unregistered Common Stock

Not applicable.

Issuer’s Purchases of Equity Securities

On November 9, 2007, we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of our outstanding common stock. During the fiscal year ended September 30, 2008, we purchased 7,401,869 shares of our common stock for $90.2 million in connection with this plan. We did not repurchase any of our stock pursuant to this plan during the fiscal year ended September 30, 2009. The plan expired on November 9, 2008.

The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of certain shares of restricted stock during the three months ended September 30, 2009. Upon purchase, these shares are immediately retired.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number	Average Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

July 1 — 31, 2009	—	$—	—	$—
August 1 — 31, 2009	443	5.93	443	—
September 1 — 30, 2009	5,819	7.95	5,819	—

Total	6,262	$7.81	6,262	$—

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2009(5)	2008(4)	2007(1)(3)	2006(1)(2)	2005(1)
	(In thousands, except per share data)

Revenues	$218,706	$526,366	$743,258	$607,494	$369,778
Gross profit (loss)	$(5,996)	$126,828	$219,595	$186,650	$99,786
Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures	$(226,917)	$(236,152)	$55,636	$24,067	$(5,054)
Income (loss) from continuing operations	$(227,858)	$(236,625)	$54,301	$22,346	$(5,953)
Net income (loss)	$(227,858)	$(235,946)	$151,472	$25,930	$(11,612)
Basic earnings (loss) from continuing operations per share	$(3.62)	$(3.67)	$0.74	$0.31	$(0.13)
Diluted earnings (loss) from continuing operations per share	$(3.62)	$(3.67)	$0.73	$0.31	$(0.13)
Shares used in computing basic earnings (loss) per share	62,911	64,542	73,492	72,323	44,919
Shares used in computing diluted earnings (loss) per share	62,911	64,542	74,074	72,533	44,919

	As of September 30,
	2009	2008	2007	2006	2005
	(In thousands)

Total assets	$413,322	$663,638	$1,014,838	$992,577	$624,080
Working capital	$150,700	$235,795	$346,883	$252,633	$168,231
Current portion of long-term debt and other obligations	$—	$—	$—	$—	$12
Subordinated notes due 2008	$—	$—	$—	$—	$175,000
Other long-term debt (less current portion)	$—	$—	$—	$—	$2
Stockholders’ equity	$319,129	$541,995	$859,779	$799,134	$309,835

	Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter(6)	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$73,446	$37,299	$43,876	$64,085
Gross profit (loss)	$6,388	$(27,796)	$3,550	$11,862
Loss from continuing operations	$(35,083)	$(152,543)	$(25,742)	$(14,490)
Basic and diluted loss from continuing operations per share	$(0.56)	$(2.43)	$(0.41)	$(0.23)

	Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(4)
	(In thousands, except per share data)

Revenues	$147,833	$147,647	$124,016	$106,870
Gross profit	$38,449	$36,439	$28,857	$23,083
Loss from continuing operations	$(1,419)	$(8,664)	$(10,326)	$(216,216)
Basic and diluted loss from continuing operations per share	$(0.02)	$(0.14)	$(0.17)	$(3.45)

(1)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division and the Software division which were reclassified as a discontinued operation in June 2005 and October 2006, respectively.

(2)	Amounts include results of operations of Helix Technology Corporation (acquired October 26, 2005) and Synetics Solutions Inc. (acquired June 30, 2006) for the periods subsequent to their respective acquisitions.

(3)	Amounts include results of operations of Keystone Electronics (Wuxi) Co., Ltd. (acquired effective July 1, 2007) for the periods subsequent to its acquisition.

(4)	Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a $197.9 million charge for the impairment of goodwill and a $5.7 million charge for the impairment of long-lived assets.

(5)	Gross profit (loss) includes a $20.9 million impairment of long-lived assets. Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a $71.8 million charge for the impairment of goodwill and a $35.5 million charge for the impairment of long-lived assets.

(6)	Gross profit (loss) includes a $20.5 million impairment of long-lived assets. Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a $71.8 million charge for the impairment of goodwill and a $35.1 million charge for the impairment of long-lived assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success. Our largest served market is the semiconductor manufacturing industry, which represented 71% of our consolidated revenues for fiscal year 2009. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and solar markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. During fiscal year 2006 and throughout most of fiscal year 2007, we benefited from an industry expansion. That cyclical expansion turned to a downturn in the fourth quarter of fiscal year 2007 that continued through the second quarter of fiscal year 2009. The decline was particularly pronounced in the first two quarters of fiscal year 2009 with a sharp contraction of capital spending in all of our served markets as well as reduced demand by OEMs as a result of inventory corrections. Throughout the second half of fiscal year 2009, demand for our products began to improve. Our revenues for our third quarter of fiscal year 2009 increased 18% from the second quarter of fiscal year 2009, and our revenues for our fourth quarter of fiscal 2009 increased 46% from the third quarter of fiscal year 2009.

Throughout fiscal years 2008 and 2009, we have implemented a number of cost reduction programs to align our cost structure with a reduced demand environment. Since the end of fiscal year 2007, we have reduced our headcount by approximately 40% and closed redundant facilities.

In connection with our restructuring programs, we have realigned our management structure and our underlying internal financial reporting structure. Effective as of the beginning of our second quarter of 2009, we implemented a new internal reporting structure which includes three segments: Critical Solutions Group, Systems Solutions Group and Global Customer Operations.

The Critical Solutions Group segment provides a variety of products critical to technology equipment productivity and availability. Those products include robots and robotic modules for atmospheric and vacuum applications and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.

The Systems Solutions Group segment provides a range of products and engineering and manufacturing services, which include our Extended Factory services, that enable our customers to effectively develop and source high quality, high reliability, process tools for semiconductor and adjacent market applications.

The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for our Automated Material Handling Systems (“AMHS”) product line. Revenues from the sales of spare parts that are not related to a repair or replacement transaction, or are not AMHS products, are included within the product revenues of the other operating segments.

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

Our annual goodwill impairment test as of September 30, 2007 indicated no impairment to our goodwill. Market conditions changed dramatically near the end of fiscal 2008 as a result of the global economic downturn. These market changes reduced the fair value of our reporting units, which ultimately resulted in a $197.9 million impairment to our goodwill as of September 30, 2008. Our significant restructuring actions implemented during the first half of fiscal 2009 changed our internal management structure and our internal financial reporting structures, which further led to a change to our reporting units and operating segments as of March 31, 2009. We are required to reallocate goodwill among these newly formed reporting units. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment did exist at March 31, 2009. As such, we tested goodwill and other long-lived assets for impairment at March 31, 2009 and recorded an additional goodwill impairment charge of $71.8 million. The details of these goodwill impairment charges are discussed further under the Impairment Charges caption. Our test of goodwill as of September 30, 2009 indicated that we did not have any further impairment to goodwill.

Under U.S. Generally Accepted Accounting Principles (“US GAAP”), we are required to test long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. We recorded an impairment charges for certain long-lived assets of $5.7 million as of September 30, 2008, and we recorded an additional long-lived asset impairment charge of $35.1 million as of March 31, 2009. These impairment charges were related to the same declining market conditions that resulted in impairments to our goodwill. We recorded an additional impairment charge of $0.4 million for certain long-lived assets as of June 30, 2009, which relates to the closure and outsourcing of a small manufacturing operation located in the United States. We discuss these charges in further detail under the Impairment Charges caption.

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

Revenues

Product revenues are associated with the sale of hardware systems, components and spare parts as well as product license revenue. Service revenues are associated with service contracts, repairs, upgrades and field service. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

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

Intangible Assets, Goodwill and Other Long-Lived Assets

As a result of our acquisitions, we have identified general intangible assets other than goodwill and generated significant goodwill. General intangible assets other than goodwill are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. General intangible assets other than goodwill and other long-lived assets are subject to an impairment test if there is an indicator of impairment. We conduct our annual goodwill impairment test as of our fiscal year end, or September 30th.

Under US GAAP, the testing of goodwill for impairment is to be performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance. In response to the global economic downturn, we have restructured our business, which has resulted in a change to our reporting units and operating segments. The recent changes to our internal reporting structure and to how we operate our business resulted in the identification of seven reporting units, which include components of our business that are one level below the operating segment level. As of March 31, 2009, we re-allocated our goodwill to five of the seven newly identified reporting units principally based on the relative fair values of these reporting units. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may have existed at March 31, 2009. As such, we tested goodwill and other long-lived assets for impairment at March 31, 2009.

We determine the fair value of our reporting units using the Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The DCF Method includes five year future cash flow projections, which are discounted to present value, and an estimate of terminal values, which are also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. Given the cyclical nature of the industry, a revenue multiple is used to determine terminal value as it represents a more stable multiple over time. We consider the DCF Method to be the most appropriate valuation indicator as the DCF analyses are based on management’s long-term financial projections. Given the dynamic nature of the cyclical semiconductor equipment market, management’s projections as of the valuation date are considered more objective since other market metrics for peer companies fluctuate over the cycle.

Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value over amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. We recorded goodwill impairment charges of $197.9 million and $71.8 million in the three month periods ended September 30, 2008 and March 31, 2009, respectively. The details of these goodwill impairment charges are discussed further under the Impairment Charges caption. Our test of goodwill as of September 30, 2009 indicated that we did not have any further impairment to goodwill.

Under US GAAP, we are required to test long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When we determine that indicators of potential impairment exist, the next step of the impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group. In most cases, we have determined that either customer based or technology based intangible assets are the primary asset of each long-lived asset group. If the future cash flows exceed the carrying values of the long-lived assets, the assets are considered not to be impaired. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group exceed their carrying values, then no impairment loss is recorded. If the aggregate fair values of the individual net assets of the group are less then their carrying values, an impairment is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value. We recorded an impairment charge of $5.7 million, $35.1 million and $0.4 million related to certain long-lived assets in the three month periods ended September 30, 2008, March 31, 2009 and June 30, 2009, respectively, which we discuss in further detail under the Impairment Charges caption.

Accounts Receivable

We record trade accounts receivable at the invoiced amount. Trade accounts receivables do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by customer. We review our allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2009. Given the losses incurred in fiscal year 2009 combined with the cyclical nature of our business as well as the uncertainties currently impacting the global economy, we have determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence.

Stock-Based Compensation

We measure compensation cost for all employee stock awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of our common stock over the exercise price of the restricted stock on the date of grant, if any, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from our current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model.

Year Ended September 30, 2009, Compared to Year Ended September 30, 2008

Revenues

We reported revenues of $218.7 million for fiscal year 2009, compared to $526.4 million in the previous year, a 58% decrease. The total decrease in revenues of $307.7 million impacted all of our operating segments. Our Critical Solutions Group segment revenues decreased by $157.2 million, our System Solutions Group segment revenues decreased by $127.2 million and our Global Customer Operations segment revenues decreased by $23.3 million. These decreases were the result of lower volume shipments in response to declining demand for capital equipment in all the markets we serve. Starting in the third quarter of fiscal 2009, we began to experience an increase in demand for our products from our semiconductor capital equipment customers. Our revenues for our third quarter of fiscal 2009 increased 18% from the second quarter of fiscal 2009, and our revenues for our fourth quarter of fiscal 2009 increased 46% from the third quarter of fiscal 2009. We expect our revenues for our first quarter of fiscal 2010 to increase at least 45% from the $64.1 million in revenues recognized for our fourth quarter of fiscal 2009.

Our Critical Solutions Group segment reported revenues of $95.4 million for fiscal year 2009, a decrease of 62% from $252.6 million in the prior year. This decrease is attributable to lower volume of shipments for all end markets served by this segment, including a decrease of $112.5 million in revenues to the semiconductor end market, a decrease of $19.9 million in revenues to the industrial end market and a $24.7 million decrease in revenues to all other end markets served by this segment. This segment experienced an improvement in revenues of 52% for the fourth quarter of fiscal 2009 as compared to the prior sequential quarter, with the increase attributable primarily to semiconductor end market revenues.

Our System Solutions Group segment reported revenues of $69.9 million for fiscal year 2009, a 65% decrease from $197.1 million in the prior year. This decrease is attributable to weaker demand for semiconductor capital equipment. This segment experienced an improvement in revenues of 72% in the third quarter of fiscal 2009 as compared to the prior sequential quarter, and an additional 74% improvement in the fourth quarter as compared to the prior sequential quarter.

Our Global Customer Operations segment reported revenues of $53.4 million for fiscal year 2009, a 30% decrease from $76.6 million in the prior year. This decrease is attributable to lower AMHS spare parts revenue of $4.4 million and lower service contract and repair revenues of $18.8 million. All service revenues, which include service contract and repair services, are related to our Global Customer Operations segment. This segment experienced an improvement in revenues of 7% in the fourth quarter of 2009 as compared to the prior sequential quarter.

Revenues outside the United States were $103.0 million, or 47% of total revenues, and $189.5 million, or 36% of total revenues, for fiscal years 2009 and 2008, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

Gross Margin

Gross margin dollars decreased to a loss of $6.0 million for fiscal year 2009, a decrease of 105% from $126.8 million for the prior year. This decrease was attributable to lower revenues of $307.7 million, an impairment of long-lived assets of $20.9 million and increased charges for excess and obsolete inventory of $8.2 million. These decreases were partially offset by $3.7 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal 2009. Gross margin was reduced by $5.6 million and $9.3 million for fiscal years 2009 and 2008, respectively, for amortization of completed technology, which relates primarily to the acquisition of Helix Technology Corporation in October 2005. Gross margin percentage decreased to (3)% for fiscal year 2009, compared to 24% for the prior year. This decrease was attributable to the impairment of long-lived assets which reduced gross margin percentage by 10%, increased charges for excess and obsolete inventory which decreased gross margin percentage by 5%, with the balance of the decrease related primarily to the lower absorption of indirect factory overhead on lower revenues.

Gross margin percentage for the fourth quarter of fiscal 2009 was 19% as compared to 8% for the prior sequential quarter. The increase was primarily attributable to higher revenues of $20.2 million. These higher revenues increased our gross margin dollars by $8.3 million, or approximately 39%. We expect our gross margin percentage to further increase in the first quarter of fiscal year 2010 compared to the fourth quarter of fiscal 2009 due to higher revenues, which lead to improved absorption of indirect factory overhead costs.

Gross margin of our Critical Solutions Group segment decreased to $14.5 million for fiscal year 2009, a decrease of 83% from $85.4 million in the prior year. This decrease was attributable to lower revenues of $157.2 million, which was partially offset by $1.3 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal 2009. Gross margin for fiscal 2009 and 2008 was reduced by $2.7 million and $3.9 million, respectively, for completed technology amortization related to the Helix acquisition. Gross margin percentage was 15% for fiscal year 2009 as compared to 34% in the prior year. This decrease is primarily the result of lower absorption of indirect factory overhead on lower revenues. Gross margin percentage for this segment for the fourth quarter of fiscal 2009 was 27% as compared to 5% for the prior sequential quarter. The increase was primarily attributable to higher revenues of $8.7 million.

Gross margin of our Systems Solutions Group segment decreased to a loss of $3.2 million for fiscal year 2009, a decrease of 110% from $32.6 million for the prior year. This decrease was attributable to lower revenues of $127.2 million and increased charges for excess and obsolete inventory of $5.8 million. These decreases were partially offset by $0.3 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal year 2009. Gross margin for fiscal 2009 and 2008 was reduced by $0.3 million and $0.6 million, respectively, for completed technology amortization related to the Synetics acquisition. Gross margin percentage decreased to (5)% for fiscal year 2009 as compared to 17% in the prior year. This decrease was attributable to increased charges for excess and obsolete inventory which decreased gross margin percentage by 10%, with the balance of the decrease related primarily to lower absorption of indirect factory overhead on lower revenues. Gross margin percentage for this segment for the fourth quarter of fiscal 2009 was 14% as compared to 8% for the prior sequential quarter. The increase was primarily attributable to higher revenues of $10.6 million.

Gross margin of our Global Customer Operations segment decreased to $3.6 million for fiscal year 2009, a decrease of 60% from the $8.9 million in the prior year. The decrease was attributable to lower revenues of $23.2 million and increased charges for excess and obsolete inventory of $1.9 million. These decreases were partially offset by $2.2 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of 2009. Gross margin for fiscal 2009 and fiscal 2008 was reduced by $2.6 million and $4.8 million, respectively, for completed technology amortization related to the Helix acquisition. Gross margin percentage was 7% for fiscal 2009 as compared to 12% in the prior year. The decrease in gross margin percentage was attributable to increased charges for excess and obsolete inventory which decreased gross margin percentage by 4%, with the balance of the decrease related primarily to an under utilization of our service infrastructure.

Gross margin for fiscal year 2009 has been reduced by $20.9 million for the impairment of certain long-lived assets, including a $19.6 million charge for completed technology intangible assets and $1.3 million charge for property and equipment. The details of our impairment charges are discussed in greater detail under the Impairment Charges caption.

Research and Development

Research and development, or R&D, expenses for fiscal year 2009 were $31.6 million, a decrease of $11.3 million, compared to $42.9 million in the previous year. This decrease is primarily related to lower labor related costs of $8.3 million associated with headcount reductions. Our headcount reductions were implemented to remove redundancies in our R&D infrastructure. We will continue to invest in R&D projects that enhance our product and service offerings.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses were $91.2 million for fiscal year 2009, a decrease of $19.3 million compared to $110.5 million in the prior year. The decrease is primarily attributable to lower labor costs of $15.0 million as we reduced our headcount to align our SG&A resources with our new management structure, a $2.4 million reduction in amortization of intangible assets primarily due to the impairment of intangible assets recorded in our second quarter of fiscal year 2009 and a $2.0 million reduction in legal, auditing and consulting fees. These decreases were partially offset by a $2.3 million increase in litigation costs, net of insurance reimbursements, incurred by us to indemnify a former executive. We settled our litigation matters with the SEC during fiscal 2008; however, we continue to incur litigation costs, net of insurance reimbursements, relating to our former executive officer that we are contractually required to indemnify. The total indemnification costs, net of insurance reimbursements, were $6.1 million and $3.8 million for fiscal 2009 and 2008, respectively. The indemnification costs incurred in fiscal 2009 were incurred primarily during the first half of the fiscal year.

Impairment Charges

We test our goodwill for impairment as of each fiscal year end. Our goodwill test as of September 30, 2008 indicated that our goodwill was potentially impaired, and after completing our analysis, we recorded an impairment charge to goodwill of $197.9 million. In addition to the goodwill impairment charge, we recognized a long-lived asset impairment charge of $5.7 million. The impairment charges were the result of our expectation that our future cash flows would be adversely impacted as a result of the global economic slowdown. In response to this downturn, we have restructured our business, which has resulted in a change to our reporting units and operating segments. We reallocated goodwill to each of our newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. We reallocated goodwill to five of our seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, we tested our goodwill and other long-lived assets for impairment at March 31, 2009.

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

For three of the five reporting units containing goodwill at March 31, 2009, we determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those three reporting units. After completing the required steps of the goodwill impairment test, we recorded a goodwill impairment of $71.8 million as of March 31, 2009.

Under US GAAP, we are required to test certain long-lived assets when indicators of impairment are present. We determined that impairment indicators were present for certain of our long-lived assets as of March 31, 2009. We tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. We then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. We estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, we determined that we had incurred an impairment loss of $35.1 million as of March 31, 2009, and we allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. Further, during the three months ended June 30, 2009 we recorded an additional impairment charge of $0.4 million for property, plant and equipment related to the closure and outsourcing of a small manufacturing operation located in the United States. The total impairment charges related to long-lived assets for fiscal 2009 are summarized as follows (in thousands):

Year Ended
September 30, 2009

Reported as cost of sales:
Completed technology intangible asset impairment	$19,608
Property, plant and equipment impairment	1,316

Subtotal, reported as cost of sales	20,924

Reported as operating expense:
Trade name intangible asset impairment	1,145
Customer relationship intangible asset impairment	13,443

Subtotal, reported as operating expense	14,588

$35,512

We performed our annual impairment test on goodwill as of September 30, 2009, and determined that we did not have an additional impairment. As of September 30, 2009, we have $48.1 million of goodwill and $14.1 million of other intangible assets on our consolidated balance sheet. The goodwill relates entirely to our Critical Solutions Group segment, more specifically, to two reporting units within this segment. Our other intangible assets include $8.3 million of intangible assets related to our Critical Solutions Group segment and $5.8 million related to our Global Customer Operations segment. Given the cyclical nature of our business and the uncertainties currently impacting the global economy, there can be no assurance that our projected revenues used to test goodwill and other intangible assets will prove to be accurate in the future. If our projected revenues are not achieved, the fair value of our reporting units or other intangible assets may decline. Accordingly, we may be required to record additional goodwill or other intangible asset impairment charges in future periods, whether in conjunction with our next annual impairment testing, or prior to that, if any such change constitutes a triggering event outside of the quarter in which our annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result, however, if it does, then such charge could be material.

Restructuring Charges

We recorded charges of $12.8 million for fiscal year 2009 in connection with our fiscal year 2009 restructuring plan. These charges consisted of $11.1 million of severance costs associated with workforce reductions of approximately 450 employees in operations, service and administrative functions across all the main geographies in which we operate, facility closure costs of $0.6 million related primarily to the closure of one manufacturing operation located in the United States, and other restructuring costs of $1.1 million. The restructuring charges by segment for fiscal 2009 were: Critical Solutions Group — $3.4 million, Systems Solutions Group — $4.1 million and Global Customer Operations — $3.1 million. In addition, we incurred $2.2 million of restructuring charges for fiscal 2009 that were related to general corporate functions that support all of our segments. The accruals for workforce reductions are expected to be paid over the next twelve months. The annual salary and benefit cost reductions resulting from these actions are approximately $30 million per year, with a majority of these cost reductions resulting in a decrease to our operating expenses, mainly R&D and SG&A. Although we expect to increase production related headcount in the near term to meet current increases in product demand, we do not expect to materially increase our operating expense infrastructure in the near term.

We recorded a charge to continuing operations of $7.3 million for fiscal year 2008. This charge consists of $6.8 million of severance costs associated with workforce reductions of 230 employees in operations, service and administrative functions across all the main geographies in which we operate. We also incurred $0.5 million of costs to vacate excess facilities. Our restructuring charges by segment for fiscal year 2008 were: Global Customer Operations — $2.7 million, Critical Solutions Group — $0.9 million and Systems Solutions Group — $1.2 million. In addition, we incurred $2.5 million of restructuring charges in fiscal year 2008 that were related to general corporate functions that support all of our segments.

Interest Income and Expense

Interest income was $2.7 million for fiscal year 2009 as compared to $7.4 million for the prior year. Approximately $2.5 million of this decrease is due to lower investment balances, with the balance of the decrease attributable to lower interest rates on our investments. Interest expense remained essentially flat at $0.5 million for fiscal year 2009 as compared to $0.4 million for the prior year. Interest expense relates primarily to discounting of multi-year restructuring costs.

Loss on Investment

During fiscal year 2009, we recorded a charge of $1.2 million to write down our minority equity investment in a closely-held Swiss public company. The remaining balance of this investment at September 30, 2009 after giving effect to foreign exchange was $0.5 million.

During fiscal year 2008, we recorded charges of $3.9 million to write down our minority equity investment in this closely-held Swiss public company.

Other (Income) Expense

Other income, net of $0.0 million for fiscal year 2009 consists of management fee income of $0.6 million which has been mostly offset by foreign exchange losses. Other expense, net of $1.7 million for fiscal year 2008 consists of foreign exchange losses of $3.5 million, which was partially offset by management fees of $0.9 million, the receipt of $0.8 million of principal repayments on notes that had been previously written off and other income of $0.1 million.

Income Tax Provision

We recorded an income tax provision of $0.6 million for fiscal year 2009 and an income tax provision of $1.2 million for the prior year. The tax provision recorded for both periods is principally attributable to foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2009 and 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.

We adopted the guidance related to uncertain tax positions on October 1, 2007. The implementation of this guidance did not materially affect our financial position or results of operations. Of the unrecognized tax benefits of $11.5 million at September 30, 2009, we currently anticipate that approximately $0.3 million will be paid in settlement during the next twelve months as a result of finalizing certain non-U.S. audits.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.1 million for fiscal year 2009, compared to $0.2 million in the prior year. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.3) million for fiscal year 2009 as compared to $0.5 million in the prior year.

Year Ended September 30, 2008, Compared to Year Ended September 30, 2007

Revenues

We reported revenues of $526.4 million for fiscal year 2008, compared to $743.3 million in the previous year, a 29% decrease. The total decrease in revenues of $216.9 million impacted all of our operating segments. Our Critical Solutions Group segment revenues decreased by $74.4 million, our System Solutions Group segment revenues decreased by $132.1 million and our Global Customer Operations segment revenues decreased by $10.4 million. These decreases were the result of lower volume shipments in response to declining demand for semiconductor capital equipment.

Our Critical Solutions Group segment reported revenues of $252.6 million for fiscal year 2008, a decrease of 23% from $327.0 million in the prior year. This decrease is attributable to a one-time royalty license of $8.5 million recorded in the prior year, and lower volume of shipments due to weaker demand for semiconductor capital equipment. These decreases were partially offset by $4.9 million of increased revenue from non-semiconductor industry related customers.

Our System Solutions Group segment reported revenues of $197.1 million for fiscal year 2008, a 40% decrease from $329.3 million in the prior year. This decrease is attributable to weaker demand for semiconductor capital equipment and impacted all product lines within this segment.

Our Global Customer Operations segment reported revenues of $76.6 million for fiscal year 2008, a 12% decrease from $87.0 million in the prior year. This decrease is attributable to AMHS spare parts revenue of $8.0 million, and lower service contract and repair revenues of $2.4 million. All service revenues, which include service contract revenues and repair services are related to our Global Customer Operations segment.

Revenues outside the United States were $189.5 million, or 36% of total revenues, and $248.8 million, or 33% of total revenues, in the years ended September 30, 2008 and 2007, respectively.

Gross Margin

Gross margin dollars decreased to $126.8 million for fiscal year 2008, a decrease of 42% from $219.6 million for the prior year. Gross margin for both periods included $9.3 million of completed technology amortization related to the acquisitions of Helix Technology Corporation in October 2005 and Synetics Solutions Inc. in June 2006. Gross margin percentage decreased to 24% for fiscal year 2008, compared to 30% for the prior year, primarily due to the lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Critical Solutions Group segment decreased to $85.4 million for fiscal year 2008, a decrease of 32% from $124.9 million in the prior year. Gross margin for both periods included $3.9 million of completed technology amortization related to the Helix acquisition. Gross margin for the prior year includes an $8.5 million one-time royalty license. Gross margin percentage was 34% for fiscal year 2008 as compared to 38% in the prior year. This decrease is the result of the one-time royalty license in the prior year which increased the prior year gross margin percentage by 3%, with the balance of the decrease related primarily to lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Systems Solutions Group segment decreased to $32.6 million for fiscal year 2008, a decrease of 61% from $83.0 million for the prior year. Gross margin included $0.6 million in both years for completed technology amortization related to the Synetics acquisition. Gross margin percentage decreased to 17% for fiscal year 2008 as compared to 25% in the prior year, primarily due to lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Global Customer Operations segment decreased to $8.9 million for fiscal year 2008, a decrease of 25% from the $11.8 million in the prior year. Gross margin for both periods included $4.8 million of completed technology amortization related to the Helix acquisition. Gross margin percentage was 12% for fiscal year 2008 as compared to 14% in the prior year. The decrease in gross margin percentage was attributable primarily to an under utilization of our service infrastructure. In response to these declining gross margins, we reduced the size of our service infrastructure.

Research and Development

Research and development expenses for fiscal year 2008 were $42.9 million, a decrease of $8.8 million, compared to $51.7 million in the previous year. While we continued support for high priority projects, we did experience lower spending of $6.6 million associated with certain Critical Solutions development cycles coming to completion.

Selling, General and Administrative

Selling, general and administrative expenses were $110.5 million for fiscal year 2008, a decrease of $9.9 million compared to $120.4 million in the prior year. The decrease is primarily attributable to a $6.2 million decrease in management incentive costs, a $2.5 million decrease in legal fees primarily as a result of the settlement of stockholder litigation and a $1.3 million reduction in stock-based compensation expense mainly due to the departure of certain executives. In connection with our implementation of the Oracle ERP system, we treat certain internal labor costs as part of the cost to implement this system. These costs, along with third party consulting fees and software licenses are treated as capital expenditures, and will be depreciated over the useful life of this system. During fiscal 2008, we increased the amount of labor costs capitalized for our Oracle project by $1.2 million, with an offsetting reduction to our selling, general and administrative expenses. These decreases were partially offset by $1.1 million of higher intangible asset amortization.

Impairment Charges

We recorded an impairment charge of $203.6 million in the year ended September 30, 2008, which included an impairment of our goodwill of $197.9 million, and an impairment to other intangible assets of $2.2 million as of September 30, 2008. In addition, we recorded an impairment charge of $3.5 million to write-down certain buildings and leasehold improvements to fair value as of September 30, 2008.

We test our goodwill for impairment as of each fiscal year end. Our goodwill test as of September 30, 2007 indicated that our goodwill was not impaired. We experienced a cyclical slowdown in demand during fiscal 2008. Throughout most of fiscal 2008, external market forecasts indicated that demand would improve in 2009. These external market forecasts changed abruptly at the end of fiscal 2008 and into early fiscal 2009. The downturn experienced in the semiconductor capital equipment market during 2008 was further worsened by the global economic slowdown. This abrupt change in our outlook resulted in an expectation of lower cash flows from all of our reporting units.

We determined the fair value of each reporting unit as of September 30, 2008 using the Income Approach, specifically the DCF Method. The methodologies used to determine the fair value of the net assets of each reporting unit as of September 30, 2008 did not change from those used as of September 30, 2007. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a WACC, which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill was derived from a group of comparable companies. The average WACC used in the 2008 goodwill test was 12.8%, which changed only slightly from 13.5% used in the prior period, with the decrease due primarily to declining market interest rates. We determine revenue forecasts based on our best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year projection period, and also impact the terminal value as that value is derived from projected revenue. The decrease in projected revenue for all reporting units for both the forecast period and the terminal period is the primary cause for the lower fair values of all reporting units in 2008 as compared to 2007. For all three reporting units containing goodwill at September 30, 2008, we determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those reporting units. After completing the required steps of the goodwill impairment test, we recorded a goodwill impairment of $197.9 million as of September 30, 2008.

Under US GAAP, we are required to test certain long-lived assets when indicators of impairment are present. We determined that impairment indicators were present for certain of our long-lived assets as of September 30, 2008. We tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to the asset group to the respective carrying amounts, and determined that the carrying amounts were not recoverable. We then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. After completing this analysis, we recorded an impairment of $2.2 million for intangible assets and an additional impairment charge of $3.5 million related to property, plant and equipment.

Restructuring Charges

We recorded a charge to continuing operations of $7.3 million for fiscal year 2008. This charge consists of $6.8 million of severance costs associated with workforce reductions of 230 employees in operations, service and administrative functions across all the main geographies in which we operate. We also incurred $0.5 million of costs to vacate excess facilities in San Jose, California and South Korea. Our restructuring charges by segment for fiscal 2008 were: Global Customer Operations — $2.7 million, Critical Solutions Group — $0.9 million and Systems Solutions Group — $1.2 million. In addition, we incurred $2.5 million of restructuring charges in fiscal 2008 that were related to general corporate functions that support all of our segments. The accruals for workforce reductions are expected to be paid over the next twelve months.

We recorded a restructuring charge to continuing operations of $7.1 million for fiscal year 2007. This charge consists of $3.1 million to fully recognize our remaining obligation on the lease associated with our vacant facility in Billerica, Massachusetts, along with $4.0 million of severance costs associated with workforce reductions of approximately 90 employees in operations, service and administrative functions principally in the U.S., Germany and Korea.

Interest Income and Expense

Interest income decreased by $4.5 million, to $7.4 million, for fiscal year 2008, from $11.9 million for the prior year. Approximately $2.6 million of this decrease is due to lower investment balances as a result of repurchases of our common stock during the first and second quarters of fiscal year 2008, with the balance of the decrease attributable to lower interest rates on our investments. Interest expense decreased to $0.4 million for fiscal year 2008 as compared to $0.6 million in the prior year. Interest expense relates primarily to discounting of multi-year restructuring costs.

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

During fiscal year 2008, we recorded a charge of $3.9 million to write-down our minority equity investment in the Swiss public company to its fair value based on our determination that the decline in fair value was other than temporary.

Other (Income) Expense

Other expense, net of $1.7 million for fiscal year 2008 consists of foreign exchange losses of $3.5 million, which was partially offset by management fees of $0.9 million, the receipt of $0.8 million of principal repayments on notes that had been previously written off and other income of $0.1 million. Other expense, net of $1.1 million for fiscal year 2007 consisted of foreign exchanges losses of $3.2 million, offset by the receipt of $2.1 million of principal repayment on two notes that had been previously written off.

Income Tax Provision

We recorded an income tax provision of $1.2 million for fiscal year 2008 and an income tax provision of $2.3 million in the prior year. The tax provision recorded for fiscal year 2008 is principally attributable to foreign income and interest related to unrecognized tax benefits. The tax provision recorded in fiscal year 2007 is principally attributable to alternative minimum tax and taxes on foreign income.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.2 million for fiscal year 2008, compared to $0.9 million in the prior year. Income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.5 million for fiscal year 2008 as compared to $0.1 million in the prior year.

Discontinued Operations

We completed the sale of our software division to Applied Materials on March 30, 2007. During fiscal year 2008, we settled all remaining escrow items resulting in an additional gain of $0.7 million. We recorded income from the operation of our discontinued software business of $13.3 million for fiscal year 2007. We recorded a gain of $83.9 million in the second quarter of fiscal year 2007 on the sale of our discontinued software business. This gain reflects the proceeds of $132.5 million of cash consideration, offset by expenses of $7.7 million, a tax provision of $1.9 million, and the write-off of net assets totaling $39.0 million.

Liquidity and Capital Resources

Our business is significantly dependent on capital expenditures by semiconductor manufacturers and OEMs that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and has historically experienced periodic downturns. This cyclicality makes estimates of future revenues, results of operations and net cash flows inherently uncertain.

At September 30, 2009, we had cash, cash equivalents and marketable securities aggregating $110.5 million. This amount was comprised of $60.0 million of cash and cash equivalents, $28.0 million of investments in short-term marketable securities and $22.5 million of investments in long-term marketable securities. Our marketable securities are generally readily convertible to cash without an adverse impact.

Cash and cash equivalents were $60.0 million at September 30, 2009, a decrease of $50.3 million from September 30, 2008. This decrease was primarily due to $56.5 million of cash used in operating activities and capital expenditures of $11.3 million. These decreases were partially offset by $16.5 million of net maturities of marketable securities.

Cash used in operations was $56.5 million for fiscal year 2009, and was primarily attributable to our net loss of $227.9 million, which included non-cash impairment charges of $107.3 million, depreciation and amortization of $25.9 million, stock-based compensation of $5.8 million, and other non-cash items of $1.6 million. Cash used in operations was partially offset by $30.8 million of changes in working capital which were attributable to our lower revenues, which led to a $30.0 million reduction in accounts receivable and a $21.8 million reduction in inventory. These reductions in working capital were partially offset by lower current liabilities of $25.5 million.

Cash provided by investing activities was $6.3 million for fiscal year 2009 and was attributable to net maturities of marketable securities of $16.5 million and $1.1 million in proceeds from the sale of property, plant and equipment, primarily related to the sale of a vacated manufacturing facility. These sources of cash were partially offset by $11.3 million of capital expenditures, including $7.4 million in expenditures related to our Oracle ERP implementation. We implemented the Oracle ERP system in most of our U.S. operations in July 2009. We will incur additional costs to implement this system in our international locations, however, we do not expect this cost to significantly impact our financial position or cash flow.

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

Cash provided by operations was $13.7 million for fiscal year 2008, and was primarily attributable to our net loss of $235.9 million, which included non-cash impairment charges of $203.6 million, depreciation and amortization of $34.5 million, stock-based compensation of $6.9 million, and other non-cash items of $2.7 million. Cash provided by operations was further increased by $1.8 million of changes in working capital which were attributable to our lower revenues, which led to decreased accounts receivable balances of $38.6 million and lower prepaid expenses of $5.8 million which was partially offset by lower accounts payable levels of $20.6 million and decreased accrued expenses of $19.5 million. Our change in working capital was partially offset by an increased investment of $4.9 million in field service inventory in order to improve customer response time for service transactions.

Cash provided by investing activities was $16.8 million for fiscal year 2008, and is principally comprised of net sales and maturities of marketable securities of $39.4 million, the final escrow proceeds of $1.9 million from Applied Materials for the sale of our software division, which have been partially offset by $23.4 million in capital expenditures, including $13.4 million in expenditures related to our Oracle ERP implementation, and the final contingent payment of $1.0 million in connection with our Keystone Wuxi acquisition.

Cash used in financing activities were $87.8 million for fiscal year 2008, primarily due to $90.2 million for treasury share purchases.

At September 30, 2009, we had approximately $0.5 million of letters of credit outstanding.

Our contractual obligations consist of the following at September 30, 2009 (in thousands):

			Less than	One to	Four to
	Total		One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$20,761		$6,051	$10,454	$4,227	$29
Operating leases — exited facilities	10,545	(1)	5,710	4,835	—	—
Pension funding	8,530		667	816	816	6,231
Purchase commitments and other	36,343		33,959	1,838	385	161

Total contractual obligations	$76,179		$46,387	$17,943	$5,428	$6,421

(1)	Amounts do not reflect approximately $3.0 million of contractual sublease income.

We adopted the guidance related to uncertain tax positions on October 1, 2007. As of September 30, 2009, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $11.5 million. Although we anticipate that we will settle approximately $0.3 million of the $11.5 million within the next twelve months, we are unable to make a reasonably reliable estimate for the remaining $11.2 million as to when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

In connection with our acquisition of Helix Technology Corporation in October 2005, we assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). We froze the benefit accruals and future participation in the Plan as of October 31, 2006. We currently have a liability of $8.5 million recorded on our consolidated balance sheet at September 30, 2009 related to this Plan. The timing of payments we make for this Plan is impacted by a number of estimates including earnings on Plan assets and the timing of future distributions. Actual results may differ from these estimates, which may materially impact the timing of future payments.

In addition, we are a guarantor on a lease in Mexico that expires in January 2013. The remaining payments under this lease at September 30, 2009 is approximately $1.3 million.

On November 9, 2007 we announced that our Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of our outstanding common stock. Stock repurchase transactions authorized under the plan would occur from time to time in the open market, through block trades or otherwise. Management and the Board of Directors exercised discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including market conditions. Repurchases were commenced or suspended at any time without prior notice. Additionally, we were authorized to initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when we would otherwise be precluded from doing so under insider-trading laws. Any repurchased shares are available for use in connection with our stock plans and for other corporate purposes. The repurchase program was funded using our available cash resources. During the year ended September 30, 2008, we purchased 7,401,869 shares of our common stock for a total of $90.2 million in connection with the stock repurchase plan. This plan expired on November 9, 2008, and we made no repurchases under this plan during the year ended September 30, 2009.

We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for both the short and long-term. However, the cyclical nature of our served markets and uncertainty with the current global economic environment makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business.

Recently Enacted Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard was effective beginning with our fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning on October 1, 2008. See Note 5. The effective date for all non-financial assets and non-financial liabilities is the beginning of our first quarter of fiscal 2010.

In February 2007, the FASB issued authoritative guidance for fair value option for financial assets and financial liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On October 1, 2008 we adopted this standard and have elected not to measure any additional financial instruments or other items at fair value.

In December 2007, the FASB revised the authoritative guidance for Business Combinations, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. This standard will be effective for us on October 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

In December 2007, the FASB issued authoritative guidance regarding Consolidation, which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Further, it clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This standard will be effective for us on October 1, 2009. At this point in time we believe that there will not be a material impact in connection with noncontrolling interests on our financial position or results of operations.

In March 2008, the FASB issued authoritative guidance for disclosure of derivative instruments and hedging activities, which provides users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. On January 1, 2009 we adopted this standard, which had no impact on our financial position or results of operations.

In April 2008, the FASB issued authoritative guidance regarding the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. It also improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance will be effective for us on October 1, 2009. We do not believe that the adoption of the guidance regarding the determination of the useful life of intangible assets will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued authoritative guidance regarding whether instruments granted in share-based payment transactions are participating securities, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for us on October 1, 2009. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this guidance, with early application not permitted. We do not believe that the adoption of this guidance will have a material impact on our financial position or results of operations.

In December 2008, the FASB issued authoritative guidance regarding Compensation — Retirement Benefits, which requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This standard will be effective for us for the fiscal year ending September 30, 2010. We are currently evaluating the potential impact of this guidance on our future disclosures.

On April 1, 2009, we adopted new authoritative guidance related to the recording and disclosure of fair value measurement, which had no impact on our financial position or results of operations.

In April 2009, the FASB issued authoritative guidance for Investments — Debt and Equity Securities regarding the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. On April 1, 2009 we adopted this standard, which had no impact on our financial position or results of operations.

In May 2009, the FASB issued authoritative guidance regarding Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. During the quarter ended June 30, 2009, we adopted the subsequent event standard.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs), which requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification. The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. This statement does not change GAAP and will not have an affect on our financial position or results of operations. We adopted the Codification standard on September 30, 2009.

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective October 1, 2010, and early adoption is permitted. We are currently evaluating the potential impact of this guidance on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the year ended September 30, 2009, the unrealized gain on marketable securities, excluding our investment in a Swiss public company, was $0.2 million. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.3 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 24% of our total sales for year ended September 30, 2009. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $9.5 million at September 30, 2009, and relate to the Euro and a variety of Asian currencies. A majority of our foreign currency loss of $0.6 million for fiscal year 2009 relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at September 30, 2009 would result in a $1.0 million change in our net income (loss). We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Brooks Automation, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
November 18, 2009

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$59,985	$110,269
Marketable securities	28,046	33,077
Accounts receivable, net	38,428	66,844
Insurance receivable for litigation	120	8,772
Inventories, net	84,738	105,901
Prepaid expenses and other current assets	9,872	13,783

Total current assets	221,189	338,646
Property, plant and equipment, net	74,793	81,604
Long-term marketable securities	22,490	33,935
Goodwill	48,138	119,979
Intangible assets, net	14,081	58,452
Equity investment in joint ventures	29,470	26,309
Other assets	3,161	4,713

Total assets	$413,322	$663,638

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,360	$37,248
Deferred revenue	2,916	3,553
Accrued warranty and retrofit costs	5,698	8,174
Accrued compensation and benefits	14,317	18,174
Accrued restructuring costs	5,642	7,167
Accrued income taxes payable	2,686	3,151
Accrual for litigation settlement	—	7,750
Accrued expenses and other current liabilities	12,870	17,634

Total current liabilities	70,489	102,851
Accrued long-term restructuring	2,019	5,496
Income taxes payable	10,755	10,649
Long-term pension liability	7,913	—
Other long-term liabilities	2,523	2,238

Total liabilities	93,699	121,234

Commitments and contingencies (Note 19)
Minority interests	494	409

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and 2008	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 77,883,173 shares issued and 64,421,304 shares outstanding at September 30, 2009, 77,044,737 shares issued and 63,582,868 shares outstanding at September 30, 2008	779	770
Additional paid-in capital	1,795,619	1,788,891
Accumulated other comprehensive income	16,318	18,063
Treasury stock at cost, 13,461,869 shares at September 30, 2009 and 2008	(200,956)	(200,956)
Accumulated deficit	(1,292,631)	(1,064,773)

Total stockholders’ equity	319,129	541,995

Total liabilities, minority interests and stockholders’ equity	$413,322	$663,638

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2009	2008	2007
	(In thousands, except per share data)

Revenues
Product	$167,552	$456,422	$670,935
Services	51,154	69,944	72,323

Total revenues	218,706	526,366	743,258

Cost of revenues
Product	155,370	335,163	459,721
Services	48,408	64,375	63,942
Impairment of long-lived assets	20,924	—	—

Total cost of revenues	224,702	399,538	523,663

Gross profit (loss)	(5,996)	126,828	219,595

Operating expenses
Research and development	31,607	42,924	51,715
Selling, general and administrative	91,231	110,516	120,421
Impairment of goodwill	71,800	197,883	—
Impairment of long-lived assets	14,588	5,687	—
Restructuring charges	12,806	7,287	7,108

Total operating expenses	222,032	364,297	179,244

Operating income (loss) from continuing operations	(228,028)	(237,469)	40,351
Interest income	2,719	7,403	11,897
Interest expense	454	407	583
Gain (loss) on investment	(1,185)	(3,940)	5,110
Other (income) expense, net	(31)	1,739	1,139

Income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures	(226,917)	(236,152)	55,636
Income tax provision	643	1,233	2,287

Income (loss) from continuing operations before minority interests and equity in earnings of joint ventures	(227,560)	(237,385)	53,349
Minority interests in (income) loss of consolidated subsidiaries	(85)	53	(68)
Equity in earnings (losses) of joint ventures	(213)	707	1,020

Income (loss) from continuing operations	(227,858)	(236,625)	54,301
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	13,273
Gain on sale of discontinued operations, net of income taxes	—	679	83,898

Income from discontinued operations, net of income taxes	—	679	97,171

Net income (loss)	$(227,858)	$(235,946)	$151,472

Basic income (loss) per share from continuing operations	$(3.62)	$(3.67)	$0.74
Basic income per share from discontinued operations	—	0.01	1.32

Basic net income (loss) per share	$(3.62)	$(3.66)	$2.06

Diluted income (loss) per share from continuing operations	$(3.62)	$(3.67)	$0.73
Diluted income per share from discontinued operations	—	0.01	1.31

Diluted net income (loss) per share	$(3.62)	$(3.66)	$2.04

Shares used in computing earnings (loss) per share
Basic	62,911	64,542	73,492
Diluted	62,911	64,542	74,074

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(227,858)	$(235,946)	$151,472
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,856	34,538	32,801
Impairment of assets	107,312	203,570	—
Stock-based compensation	5,817	6,909	8,743
Amortization of premium (discount) on marketable securities	127	(830)	(1,531)
Undistributed (earnings) losses of joint ventures	213	(707)	(1,020)
Dividends from equity investment	—	—	286
Minority interests	85	(53)	68
Loss on disposal of long-lived assets	17	1,070	1,672
Gain on sale of software division, net	—	(679)	(81,813)
(Gain) loss on investment	1,185	3,940	(5,110)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	29,963	38,612	(841)
Inventories	21,779	(610)	(4,473)
Prepaid expenses and other current assets	4,527	5,790	(4,096)
Accounts payable	(10,947)	(20,601)	(14,759)
Deferred revenue	(676)	(1,892)	2,295
Accrued warranty and retrofit costs	(2,496)	(2,772)	(646)
Accrued compensation and benefits	(3,869)	(5,839)	(2,724)
Accrued restructuring costs	(5,007)	(3,089)	(882)
Accrued expenses and other current liabilities	(2,522)	(7,755)	(6,569)

Net cash provided by (used in) operating activities	(56,494)	13,656	72,873

Cash flows from investing activities
Purchases of property, plant and equipment	(11,339)	(23,439)	(20,618)
Proceeds from the sale of software division	—	1,918	130,393
Acquisitions	—	(1,000)	124
Purchases of marketable securities	(59,091)	(151,231)	(391,748)
Sale/maturity of marketable securities	75,628	190,592	362,833
Other	1,055	(75)	(15)

Net cash provided by investing activities	6,253	16,765	80,969

Cash flows from financing activities
Treasury stock purchases	—	(90,194)	(110,762)
Payments of short- and long-term debt and capital lease obligations	—	—	(1,740)
Issuance of common stock under stock option and stock purchase plans	1,248	2,391	9,303

Net cash provided by (used in) financing activities	1,248	(87,803)	(103,199)

Effects of exchange rate changes on cash and cash equivalents	(1,291)	(581)	1,816

Net increase (decrease) in cash and cash equivalents	(50,284)	(57,963)	52,459
Cash and cash equivalents, beginning of year	110,269	168,232	115,773

Cash and cash equivalents, end of year	$59,985	$110,269	$168,232

Supplemental disclosures:
Cash paid during the year for interest	$454	$407	$724
Cash paid during the year for income taxes, net of refunds	$246	$2,167	$5,760

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional		Comprehensive			Total
	Stock	Stock at	Paid-In	Comprehensive	Income	Accumulated	Treasury	Stockholders’
	Shares	par Value	Capital	Income (Loss)	(Loss)	Deficit	Stock	Equity

Balance September 30, 2006	75,431,592	$754	$1,763,247		$15,432	$(980,299)	$—	$799,134
Shares issued under stock option, restricted stock and purchase plans, net	1,052,011	11	8,411					8,422
Stock-based compensation			8,743					8,743
Repurchase of stock							(110,762)	(110,762)
Comprehensive income (loss):
Net income				$151,472		151,472		151,472
Currency translation adjustments				3,482	3,482			3,482
Changes in unrealized loss on marketable securities				(824)	(824)			(824)
Adjustment to record the unfunded status of the pension plan					112			112

Comprehensive income				$154,130

Balance September 30, 2007	76,483,603	765	1,780,401		18,202	(828,827)	(110,762)	859,779
Shares issued under stock option, restricted stock and purchase plans, net	561,134	5	1,581					1,586
Stock-based compensation			6,909					6,909
Repurchase of stock							(90,194)	(90,194)
Comprehensive income (loss):
Net loss				$(235,946)		(235,946)		(235,946)
Currency translation adjustments				(125)	(125)			(125)
Changes in unrealized gain on marketable securities				962	962			962
Actuarial loss arising in the year				(976)	(976)			(976)

Comprehensive loss				$(236,085)

Balance September 30, 2008	77,044,737	770	1,788,891		18,063	(1,064,773)	(200,956)	541,995
Shares issued under stock option, restricted stock and purchase plans, net	838,436	9	911					920
Stock-based compensation			5,817					5,817
Comprehensive income (loss):
Net loss				$(227,858)		(227,858)		(227,858)
Currency translation adjustments				4,276	4,276			4,276
Changes in unrealized gain on marketable securities				471	471			471
Actuarial loss arising in the year				(6,492)	(6,492)			(6,492)

Comprehensive loss				$(229,603)

Balance September 30, 2009	77,883,173	$779	$1,795,619		$16,318	$(1,292,631)	$(200,956)	$319,129

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

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

The Company evaluated subsequent events through November 18, 2009, the date of financial statement issuance.

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

Foreign Currency Translation

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction losses included in income (loss) before income taxes and minority interest totaled $0.6 million, $3.5 million and $3.2 million for the years ended September 30, 2009, 2008 and 2007, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for the majority of foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income”. Foreign currency translation adjustments are one of the components in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2009 and 2008, cash equivalents were $38.2 million and $37.3 million, respectively. Cash equivalents are held at cost which approximates fair value due to their short-term maturities and varying interest rates.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills and commercial paper. The Company restricts its investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top ten largest customers account for approximately 44% of revenues for the year ended September 30, 2009. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by customer. The Company reviews its allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using a standard costing system which approximates cost based on a first-in, first-out method. The Company provides inventory reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology and other economic factors.

Fixed Assets, Intangible Assets and Impairment of Long-lived Assets

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

The Company has developed software for internal use. In accordance with U.S. GAAP, internal and external labor costs incurred during the application development stage are capitalized. Costs incurred prior to application development and post implementation are expensed as incurred. Training and most data conversion costs are expensed as incurred.

When an asset is retired, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of operating profit (loss).

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s acquisitions, the Company has identified general intangible assets other than goodwill. General intangible assets other than goodwill are valued based on estimates of future cash flows and amortized over their estimated useful life.

Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of business combinations. Capitalized patent costs are amortized using the straight-line method over the estimated economic life of the patents. As of September 30, 2009 and 2008, the net book value of the Company’s patents was $0.1 million.

Intangibles assets other than goodwill are tested for impairment when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the Company determines that indicators of potential impairment exist, the next step of the impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group. In most cases, the Company has determined that either customer based or technology based intangible assets are the primary asset of each long-lived asset group. If the future cash flows exceed the carrying values of the long-lived assets, the assets are considered not to be impaired. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group exceed their carrying values, then no impairment loss is recorded. If the aggregate fair values of the individual net assets of the group are less then their carrying values, an impairment is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value.

The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	3 - 8 years
Completed technology	2 - 10 years
License agreements	5 years
Trademarks and trade names	3 - 6 years
Non-competition agreements	3 - 5 years
Customer relationships	4 - 11 years

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses the Company acquired. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist (see Note 7).

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance. In response to the global economic downturn, the Company has restructured its business, which has resulted in a change to the Company’s reporting units and operating segments. The recent changes to the Company’s internal reporting structure and to how the Company operates its business resulted in the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identification of seven reporting units, which include components of the Company’s business that are one level below the operating segment level. As of March 31, 2009, the Company re-allocated its goodwill to five of the seven newly identified reporting units principally based on the relative fair values of these reporting units. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, the Company tested goodwill and other long-lived assets for impairment at March 31, 2009.

The Company determines the fair value of its reporting units using the Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The DCF Method includes five year future cash flow projections, which are discounted to present value, and an estimate of terminal values, which are also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. Given the cyclical nature of the industry, a revenue multiple is used to determine terminal value as it represents a more stable multiple over time. The Company considers the DCF Method to be the most appropriate valuation indicator as the DCF analyses are based on management’s long-term financial projections. Given the dynamic nature of the cyclical semiconductor equipment market, management’s projections as of the valuation date are considered more objective since other market metrics for peer companies fluctuate over the cycle.

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

Revenue Recognition

Product revenues are associated with the sale of hardware systems, components and spare parts as well as product license revenue. Service revenues are associated with service contracts, repairs, upgrades and field service. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims.

Research and Development Expenses

Research and development costs are charged to expense when incurred.

Stock-Based Compensation

The Company measures compensation cost for all employee stock awards at fair value on date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock on the date of grant, if any, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model.

The following table reflects compensation expense recorded during the years ended September 30, 2009, 2008 and 2007, which includes activity related to the discontinued software and SELS divisions (in thousands):

	Year Ended September 30,
	2009	2008	2007

Stock options	$292	$837	$2,266
Restricted stock	5,092	5,443	5,763
Employee stock purchase plan	433	629	714

	$5,817	$6,909	$8,743

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

No stock options were granted for the years ended September 30, 2009, 2008 and 2007.

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2009	2008	2007

Risk-free interest rate	0.7%	2.8%	5.1%
Volatility	70%	46%	34%
Expected life	6 months	6 months	6 months
Dividend yield	0%	0%	0%

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected volatilities are based on historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Stock options generally have a vesting period of four years and are exercisable for a period not to exceed seven years from the date of issuance. Restricted stock awards generally vest over two to four years, with certain restricted stock awards vesting immediately. At September 30, 2009, a total of 6,110,753 shares were reserved and available for the issuance of awards under the plans.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. A valuation allowance is established if the likelihood of realization of the deferred tax assets is not considered more likely than not based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these items reported in the balance sheets approximate their fair value at September 30, 2009 and 2008. In the case of marketable securities, measurement is based on quoted market prices.

Reclassifications

Certain reclassifications have been made in the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard was effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning on October 1, 2008. See Note 5. The effective date for all non-financial assets and non-financial liabilities is the beginning of the Company’s first quarter of fiscal 2010.

In February 2007, the FASB issued authoritative guidance for fair value option for financial assets and financial liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On October 1, 2008 the Company adopted this standard and has elected not to measure any additional financial instruments or other items at fair value.

In December 2007, the FASB revised the authoritative guidance for Business Combinations, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. This standard will be effective for the Company on October 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

In December 2007, the FASB issued authoritative guidance regarding Consolidation, which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Further, it clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This standard will be effective for the Company on October 1, 2009. At this point in time, the Company believes that there will not be a material impact in connection with noncontrolling interests on its financial position or results of operations.

In March 2008, the FASB issued authoritative guidance for disclosure of derivative instruments and hedging activities, which provides users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. On January 1, 2009 the Company adopted this standard, which had no impact on its financial position or results of operations.

In April 2008, the FASB issued authoritative guidance regarding the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. It also improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to measure the fair value of the asset. This guidance will be effective for the Company on October 1, 2009. The Company does not believe that the adoption of the guidance regarding the determination of the useful life of intangible assets will have a material impact on its financial position or results of operations.

In June 2008, the FASB issued authoritative guidance regarding whether instruments granted in share-based payment transactions are participating securities, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for the Company on October 1, 2009. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this guidance, with early application not permitted. The Company does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.

In December 2008, the FASB issued authoritative guidance regarding Compensation — Retirement Benefits, which requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This standard will be effective for the Company for the fiscal year ending September 30, 2010. The Company is currently evaluating the potential impact of this guidance on its future disclosures.

On April 1, 2009, the Company adopted new authoritative guidance related to the recording and disclosure of fair value measurement, which had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance for Investments — Debt and Equity Securities regarding the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. On April 1, 2009 the Company adopted this standard, which had no impact on its financial position or results of operations.

In May 2009, the FASB issued authoritative guidance regarding Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. During the quarter ended June 30, 2009, the Company adopted the subsequent event standard. See the “Basis of Presentation” section above.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs), which requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification. The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. This statement does not change GAAP and will not have an affect on the Company’s financial position or results of operations. The Company adopted the Codification standard on September 30, 2009.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective October 1, 2010, and early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its financial position and results of operations.

3.	Business Acquisitions

Keystone Electronics (Wuxi) Co., Ltd.

Effective July 1, 2007, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Keystone Technology Limited, a corporation incorporated under the Companies Ordinance of Hong Kong, to purchase all of the equity of Keystone Electronics (Wuxi) Co., Ltd. (“Keystone Wuxi”), an enterprise organized under the laws of the Peoples Republic of China and engaged in manufacturing services in China.

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

The Company invests its cash in marketable securities and classifies them as available-for-sale. The Company records these securities at fair value. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to current assets. Unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders’ equity until they are sold or mature. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of September 30, 2009 and 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2009:
U.S. Treasury securities and obligations of U.S. government agencies	$21,410	$149	$—	$21,559
U.S. corporate securities	16,791	143	—	16,934
Mortgage-backed securities(1)	2,208	20	(80)	2,148
Other debt securities	2,629	5	—	2,634
Municipal securities	7,015	—	(2)	7,013
Bank certificate of deposits	248	—	—	248

	$50,301	$317	$(82)	$50,536

September 30, 2008:
U.S. Treasury securities and obligations of U.S. government agencies	$44,371	$18	$(71)	$44,318
U.S. corporate securities	7,276	—	(102)	7,174
Mortgage-backed securities(2)	3,395	1	(94)	3,302
Other debt securities	641	—	—	641
Municipal securities	11,511	66	—	11,577

	$67,194	$85	$(267)	$67,012

(1)	Fair value amounts include approximately $1.0 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

(2)	Fair value amounts include approximately $1.9 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

Gross realized gains on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations was $21,000 for the year ended September 30, 2008. There were no gross realized gains for the years ended September 30, 2009 and 2007. There were no gross realized losses for the years ended September 30, 2009, 2008 and 2007.

The fair value of the marketable securities at September 30, 2009 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value

Due in one year or less	$28,046
Due after one year through five years	18,281
Due after ten years	4,209

$50,536

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2009 and 2008, the Company recorded a charge of $1.2 million and $3.9 million, respectively, to write-down its minority equity investment in this Swiss public company to its fair value as of the balance sheet date. These write-downs reflect an other than temporary impairment of this investment. The remaining balance of this investment at September 30, 2009 after giving effect to foreign exchange was $0.5 million.

5.	Fair Value Measurements

In September 2006, the FASB issued authoritative guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model.

The FASB amended the fair value measurement guidance to exclude accounting for leases and its related interpretive accounting pronouncements that address leasing transactions; the delay of the effective date of the measurement application to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis; and the determination of whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

The Company adopted the fair value measurement guidance as of October 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the guidance include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

The fair value measurement guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2009, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Cash Equivalents	$38,203	$38,203	$—	$—
Available-for-sale securities	50,536	16,934	33,602	—
Other Assets	481	481	—	—

Total Assets	$89,220	$55,618	$33,602	$—

Cash Equivalents

Cash equivalents of $38.2 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $16.9 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $33.6 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Other Assets

Other assets of $0.5 million, consisting of an investment in Common Stock, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

6.	Property, Plant and Equipment

Property, plant and equipment as of September 30, 2009 and 2008 were as follows (in thousands):

	September 30,
	2009	2008

Buildings and land	$43,260	$44,161
Computer equipment and software	68,327	47,397
Machinery and equipment	49,271	47,777
Furniture and fixtures	10,951	11,015
Leasehold improvements	22,329	25,550
Capital projects in progress	2,238	17,977

	196,376	193,877
Less accumulated depreciation and amortization	(121,583)	(112,273)

Property, plant and equipment, net	$74,793	$81,604

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $15.6 million, $18.2 million and $17.5 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The Company recorded an impairment charge of $1.3 million and $3.5 million to write-down certain buildings and leasehold improvements to fair value in fiscal 2009 and 2008, respectively, as a result of underlying circumstances discussed in Note 7.

7.	Goodwill and Intangible Assets

The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology. Discounted cash flows are based on the businesses’ strategic plans and management’s best estimate of revenue growth and gross profit by each reporting unit.

In fiscal 2007, the Company performed its annual impairment test for goodwill at the reporting unit level and determined that no adjustment to goodwill was necessary. The Company experienced a cyclical slowdown in demand during fiscal 2008. Throughout most of fiscal 2008, external market forecasts indicated that demand would improve in 2009. These external market forecasts changed abruptly at the end of fiscal 2008 and into early fiscal 2009. The downturn experienced in the semiconductor capital equipment market during 2008 was further worsened by the global economic slowdown. This abrupt change in the Company’s outlook resulted in an expectation of lower cash flows from all reporting units.

The fair value of each reporting unit as of September 30, 2008 was determined using the Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The methodologies used to determine the fair value of the net assets of each reporting unit as of September 30, 2008 did not change from those used as of September 30, 2007. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill was derived from a group of comparable companies. The average WACC used in the 2008 goodwill test was 12.8%, which changed only slightly from 13.5% used in the prior period, with the decrease due primarily to declining market interest rates. Management determines revenue forecasts based on their best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year projection period, and also impact the terminal value as that value is derived from projected revenue. The decrease in projected revenue for all reporting units for both the forecast period and the terminal period is the primary cause for the lower fair values of all reporting units in 2008 as compared to 2007. For all three reporting units containing goodwill at September 30, 2008, the Company determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those reporting units. After completing the required steps of the goodwill impairment test, the Company recorded a goodwill impairment of $197.9 million as of September 30, 2008.

The Company tests certain long-lived assets other than goodwill when indicators of impairment are present. Management determined that impairment indicators were present for certain of the Company’s long-lived assets as of September 30, 2008. Certain long-lived assets were tested for recoverability by comparing the sum of the undiscounted cash flows attributable to the potentially impaired asset group to their respective carrying amounts, and determined that the carrying amounts were not recoverable. The fair values were determined for each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. After completing this analysis, the Company recorded an impairment of $2.2 million for intangible assets and an additional impairment charge of $3.5 million related to property, plant and equipment.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In response to the downturn, the Company restructured its business during the first half of fiscal 2009, which has resulted in a change to its reporting units and operating segments. The Company reallocated goodwill to its newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. The Company reallocated goodwill to five of its seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, an additional test of goodwill was performed as of March 31, 2009.

The fair value of each reporting unit as of March 31, 2009 was determined using the Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The methodologies used to determine the fair value of the net assets of each reporting unit as of March 31, 2009 did not change from those used as of September 30, 2008. The material assumptions used in the DCF Method include: discount rates, or WACC, and revenue forecasts. The average WACC used in the March 31, 2009 reallocation of goodwill was 16.2%, as compared to 12.8% for the goodwill test as of September 30, 2008. This increase was primarily the result of significantly increased costs of equity capital driven by increased volatility in equity markets. The revenue forecasts used in the reallocation and assessment of goodwill as of March 31, 2009 were decreased from the levels forecasted for the goodwill impairment test as of September 30, 2008 due to further market deterioration.

For three of the five reporting units containing goodwill at March 31, 2009, the Company determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those reporting units. After completing the required steps of the goodwill impairment test, the Company recorded a goodwill impairment of $71.8 million as of March 31, 2009.

The Company also determined that impairment indicators were present for certain of its long-lived assets as of March 31, 2009. The long-lived assets in question were tested for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts for certain asset groups were not recoverable. Management then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. Management estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, the Company determined that it had incurred an impairment loss of $35.1 million as of March 31, 2009, and allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. Further, during the three months ended June 30, 2009, the Company recorded an additional impairment charge of $0.4 million for property, plant and equipment related

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the closure and outsourcing of a small manufacturing operation located in the United States. The total impairment charges related to long-lived assets for fiscal 2009 are summarized as follows (in thousands):

Year Ended
September 30,
2009

Reported as cost of sales:
Completed technology intangible asset impairment	$19,608
Property, plant and equipment impairment	1,316

Subtotal, reported as cost of sales	20,924

Reported as operating expense:
Trade name intangible asset impairment	1,145
Customer relationship intangible asset impairment	13,443

Subtotal, reported as operating expense	14,588

$35,512

The Company performed its goodwill impairment test as of September 30, 2009, and determined that no adjustment to goodwill was necessary.

The changes in the carrying amount of goodwill by reportable segment for the years ended September 30, 2009 and 2008 are as follows (in thousands):

			Global
	Critical	Systems	Customer
	Solutions	Solutions	Operations	Total

Balance at September 30, 2007	$146,946	$20,689	$151,667	$319,302
Adjustments to goodwill:
Resolution of tax contingencies	(350)	(661)	(429)	(1,440)
Impairment	(76,385)	(15,212)	(106,286)	(197,883)

Balance at September 30, 2008	$70,211	$4,816	$44,952	$119,979
Adjustments to goodwill:
Impairment	(22,032)	(4,816)	(44,952)	(71,800)
Resolution of tax contingencies	(41)	—	—	(41)

Balance at September 30, 2009	$48,138	$—	$—	$48,138

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2009			September 30, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Patents	$6,915	$6,812	$103	$6,877	$6,753	$124
Completed technology	43,502	35,280	8,222	64,761	31,357	33,404
Trademarks and trade names	3,779	3,060	719	4,925	2,509	2,416
Customer relationships	18,860	13,823	5,037	36,500	13,992	22,508

	$73,056	$58,975	$14,081	$113,063	$54,611	$58,452

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for intangible assets was $10.2 million, $16.4 million and $15.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2009 is as follows (in millions):

Year ended September 30,
2010	3.8
2011	3.6
2012	3.4
2013	1.5
2014	0.8
Thereafter	1.0

8.	Investment in Affiliates

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

For the years ended September 30, 2009, 2008 and 2007, the Company earned revenues for sales to YBA of $6.7 million, $20.9 million and $10.5 million, respectively. The amount due from YBA included in accounts receivable at September 30, 2009 and 2008 was $2.4 million and $8.6 million, respectively. For the years ended September 30, 2009 and 2008, the Company incurred $0.6 million and $1.5 million, respectively, for products and services provided by YBA. At September 30, 2009 and 2008 the Company owed YBA $0.0 million and $0.2 million, respectively, in connection with accounts payable for unpaid products and services.

For the years ended September 30, 2009, 2008 and 2007, management fees received from UCI were $0.6 million, $0.9 million and $0.7 million, respectively.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings (Loss) Per Share

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2009	2008	2007

Net income (loss)	$(227,858)	$(235,946)	$151,472

Weighted average common shares outstanding used in computing basic earnings (loss) per share	62,911	64,542	73,492
Dilutive common stock options and restricted stock awards	—	—	582

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	62,911	64,542	74,074

Basic earnings (loss) per share	$(3.62)	$(3.66)	$2.06

Diluted earnings (loss) per share	$(3.62)	$(3.66)	$2.04

Approximately 1,456,000, 2,092,000 and 3,011,000 options to purchase common stock and 1,101,000, 1,091,000 and 89,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the years ended September 30, 2009, 2008 and 2007, respectively, as their effect would be anti-dilutive.

10.	Income Taxes

The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Current:
Federal	$16	$197	$1,312
State	13	25	154
Foreign	614	1,011	821

	643	1,233	2,287

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$643	$1,233	$2,287

The components of income (loss) from continuing operations before income taxes, minority interests and equity in earnings of joint ventures are as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Domestic	$(213,687)	$(222,193)	$51,277
Foreign	(13,230)	(13,959)	4,359

	$(226,917)	$(236,152)	$55,636

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the income tax provision and income taxes computed using the applicable U.S. statutory federal tax rate is as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Income tax provision (benefit) computed at federal statutory rate	$(79,420)	$(82,653)	$19,472
State income taxes, net of federal benefit	(1,308)	(766)	815
Research and development tax credits	(166)	(211)	(1,003)
ETI tax benefit/Sec. 199 manufacturing deduction	—	—	(632)
Impairments	25,130	68,069	—
Foreign income taxed at different rates	(1,233)	2,497	(2,351)
Dividends	1,362	1,526	993
Change in deferred tax asset valuation allowance	55,211	13,697	(15,635)
Other	1,067	(926)	628

Income tax provision	$643	$1,233	$2,287

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,
	2009	2008

Reserves not currently deductible	$26,474	$28,387
Federal, state and foreign tax credits	18,489	17,666
Depreciation	7,878	9,761
Stock-based compensation	6,893	6,888
Net operating loss carryforwards	155,454	114,076
Amortization	4,418	—

Deferred tax assets	219,606	176,778

Amortization	—	10,743
Other liabilities	1,092	2,732

Deferred tax liabilities	1,092	13,475

Valuation allowance	218,514	163,303

Net deferred tax assets	$—	$—

Management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2009. Given the losses incurred in fiscal 2009 combined with uncertainties in the global economic environment, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence.

As of September 30, 2009, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $599.2 million and federal and state research and development tax credit carryforwards of approximately $18.5 million available to reduce future tax

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, which expire at various dates through 2029. Included in the net operating loss carryforwards are stock option deductions of approximately $19.5 million. The benefits of these tax deductions approximate $7.0 million of which approximately $4.0 million will be credited to additional paid-in capital upon being realized or recognized.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal year ended September 30, 2009 and 2008 is as follows (in thousands):

	Unrecognized	Interest and
	Tax Benefit	Penalties	Total

Balance at October 1, 2007	$13,119	$1,354	$14,473
Additions for tax positions of prior years	216	607	823
Additions for tax positions related to current year	291	13	304
Reduction for tax positions related to acquired entities in prior years, offset to goodwill	(1,184)	(226)	(1,410)
Reductions for tax positions of prior years	0	(205)	(205)
Reductions from lapses in statutes of limitations	(994)	0	(994)
Reductions from settlements with taxing authorities	(1,228)	(91)	(1,319)
Foreign exchange rate adjustment	243	0	243

Balance at September 30, 2008	10,463	1,452	11,915
Additions for tax positions of prior years	43	483	526
Additions for tax positions related to current year	228	5	233
Reduction for tax positions related to acquired entities in prior years, offset to goodwill	(41)	0	(41)
Reductions for tax positions of prior years	(133)	(169)	(302)
Reductions from lapses in statutes of limitations	(223)	0	(223)
Reductions from settlements with taxing authorities	(426)	(102)	(528)
Foreign exchange rate adjustment	(117)	0	(117)

Balance at September 30, 2009	$9,794	$1,669	$11,463

As of September 30, 2009 and 2008, the Company had approximately $11.5 million and $11.9 million, respectively, of unrecognized tax benefits, which if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized benefits as a component of tax expense, of which $0.3 million and $0.4 million was recognized for the years ended September 30, 2009 and 2008, respectively.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various state and international jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2002. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that several of these audits will be completed during the next twelve months and the unrecognized tax benefit will be reduced by approximately $0.3 million in settlements as a result of the finalization of certain non-U.S. audits.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Tender Offer of the Company’s Common Stock

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

On November 9, 2007 the Company announced that its Board of Directors authorized a stock repurchase plan to buy up to $200.0 million of the Company’s outstanding common stock. Stock repurchase transactions authorized under the plan would occur from time to time in the open market, through block trades or otherwise. Management and the Board of Directors exercised discretion with respect to the timing and amount of any shares repurchased, based on their evaluation of a variety of factors, including market conditions. Repurchases were commenced or suspended at any time without prior notice. Additionally, Brooks was authorized to initiate repurchases under a Rule 10b5-1 plan, which would permit shares to be repurchased when Brooks would otherwise be precluded from doing so under insider-trading laws. Any repurchased shares are available for use in connection with its stock plans and for other corporate purposes. The repurchase program was funded using the Company’s available cash resources. During the year ended September 30, 2008, the Company purchased 7,401,869 shares of its common stock for a total of $90.2 million in connection with the stock repurchase plan. This plan expired on November 9, 2008, and the Company made no repurchases under this plan during the year ended September 30, 2009.

12.	Postretirement Benefits

The Company adopted the funded status recognition provision of the FASB guidance for retirement benefits effective September 30, 2007. This standard requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation as of September 30. For other postretirement benefit plans, the liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of September 30. The following table illustrates the effect on the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual financial statement line items of applying this standard for the year ended September 30, 2007 (in thousands):

	Before		After
	Pension	Pension	Pension
	Adjustment	Adjustment	Adjustment

Long term pension liabilities	$132	$(112)	$20
Accumulated other comprehensive income	—	112	112

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

The Company uses a September 30th measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets. Additionally, the Plan was remeasured during fiscal 2009 to reflect a $0.9 million settlement loss on distribution payments made to terminated employees. The following tables set forth the funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2009 and 2008 for the Plan (in thousands):

	Year Ended
	September 30,
	2009	2008

Benefit obligation at beginning of year	$9,409	$12,397
Service cost	100	146
Interest cost	702	731
Actuarial (gain)/loss	6,515	(1,541)
Benefits paid	(2,336)	(2,324)

Benefit obligation at end of year	$14,390	$9,409

	Year Ended
	September 30,
	2009	2008

Fair value of assets at beginning of year	$8,442	$12,377
Actual loss on plan assets	(246)	(1,611)
Disbursements	(2,336)	(2,324)

Fair value of assets at end of year	$5,860	$8,442

	September 30,
	2009	2008

Funded status/accrued benefit liability	$(8,530)	$(967)

The Company’s investment strategy with respect to Plan assets is to maximize return while protecting principal. These investments are primarily in equity and debt securities. The expected long term rate of return on Plan assets was 8.00% and 8.25% for the years ended September 30, 2009 and 2008, respectively. The

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected rate of return was developed through analysis of historical market returns, current market conditions and the Plans’ past experience.

The Company amortizes gains or losses included in other comprehensive loss into net periodic benefit costs over the average remaining service period of active participants in the Plan.

Net periodic pension (benefit) cost consisted of the following (in thousands):

	Year Ended September 30,
	2009	2008	2007

Service cost	$100	$146	$252
Interest cost	702	731	698
Expected return on assets	(709)	(906)	(1,002)
Amortization of losses	89	—	—
Settlement loss	888	—	—

Net periodic pension (benefit) cost	$1,070	$(29)	$(52)

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss:

	September 30,
	2009	2008

Net loss (gain)	$6,581	$976
Prior service cost (credit)	—	—
Amortization of net gain (loss)	(89)	—
Amortization of prior service (cost) credit	—	—

Total recognized in other comprehensive income	6,492	976

Total recognized in net periodic benefit cost and other comprehensive loss	$7,562	$947

Certain information for the Plan with respect to accumulated benefit obligations follows (in thousands):

	September 30,
	2009	2008

Projected benefit obligation	$14,390	$9,409
Accumulated benefit obligation	14,390	9,409
Fair value of plan assets	5,860	8,442

Weighted-average assumptions used to determine net cost at September 30, 2009, 2008 and 2007 follows:

	Year Ended September 30,
	2009	2008	2007

Discount rate	7.12%	6.00%	6.00%
Expected return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Company’s weighted average asset allocation at September 30, 2009 and target allocation at September 30, 2010, by asset category is as follows:

	Percentage of	Target
	Plan Assets at	Allocation at
	September 30,	September 30,
	2009	2010

Equity securities	59%	40% - 70%
Debt securities	39	35% - 55%
Cash	2	0% - 10%

	100%

The Company expects to contribute $0.7 million to the Plan in fiscal 2010 to meet certain funding targets.

Expected benefit payments over the next ten years are expected to be paid as follows (in thousands):

2010	$617
2011	467
2012	705
2013	677
2014	784
2015-2019	4,060

The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

The Company’s contribution expense for worldwide defined contribution plans was $2.7 million, $3.5 million and $3.6 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The Company has a Supplemental Key Executive Retirement Plan (acquired with Helix) which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company did not record additional retirement costs for the years ended September 30, 2009 and 2008, in connection with this plan. At September 30, 2009 and 2008, the Company had $0.1 million and $0.3 million accrued for benefits payable under the Supplemental Key Executive Retirement Plan.

13.	Stockholders’ Equity

Preferred Stock

At September 30, 2009 and 2008 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares were issued and outstanding at September 30, 2009 and 2008, respectively. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock Plans

Amended and Restated 2000 Equity Incentive Plan

The purposes of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 9,000,000 shares of common stock were reserved for issuance under the 2000 Plan. As of September 30, 2009, 955,840 options are outstanding and 5,679,940 shares remain available for grant.

During the year ended September 30, 2009, the Company issued 386,530 shares of restricted stock or units under the Amended and Restated 2000 Equity Incentive Plan, net of cancellations. These restricted stock awards generally have the following vesting schedules: immediate; two year vesting in which 50% vest in Year 1 and 50% vest in Year 2; and three year vesting in which one-third vest in Year 1, one-third vest in Year 2 and one-third vest in Year 3. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee. In addition, in fiscal 2009, the Company granted 212,500 restricted stock awards to senior management with performance-based vesting criteria. These awards have almost a two-year life and have a grant date fair value of $4.28 per share.

1998 Employee Equity Incentive Plan

The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. On February 26, 2003, the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited options. From February 26, 2003 through September 30, 2009, 3,068,442 options were forfeited due to employee terminations. On August 5, 2009, the Board of Directors voted not to issue any further shares out of the 1998 Plan. A total of 146,578 options are outstanding under the 1998 Plan as of September 30, 2009.

1993 Non-Employee Director Stock Option Plan

The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentives for such independent directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of its common stock. The Directors Plan expired in 2003, although some options issued under that plan remain outstanding. Under its terms, each director who was not an employee of the Company or any of its subsidiaries was eligible to receive options under the Directors Plan. Under the Directors Plan, each eligible director received an automatic grant of an option to purchase 25,000 shares of common stock upon becoming a director of the Company and an option to purchase 10,000 shares on July 1 each year thereafter. Options

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the Directors Plan generally vested over a period of five years and generally expired ten years from the date of grant. A total of 10,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2009.

1992 Combination Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. Options granted under the 1992 Plan generally vest over a period of four years and generally expire ten years from the date of grant. A total of 17,793 options are outstanding and no shares remain available for grant under the 1992 Plan as of September 30, 2009.

Stock Options of Acquired Companies

In connection with the acquisition of PRI on May 14, 2002, the Company assumed the outstanding options of multiple stock option plans that were adopted by PRI. At acquisition, 6,382,329 options to purchase PRI common stock were outstanding and converted into 3,319,103 options to purchase the Company’s Common Stock. No shares are outstanding or remain available for grant under the PRI Plans as of September 30, 2009.

In connection with the acquisition of Helix on October 26, 2005, the Company assumed the outstanding options of multiple stock option plans that were adopted by Helix. At acquisition, 689,622 options to purchase Helix common stock were outstanding and converted into 765,480 options to purchase the Company’s Common Stock. A total of 87,132 options are outstanding and 430,813 shares remain available for grant under the Helix plans as of September 30, 2009. The Company does not intend to issue any additional options under the Helix stock option plan.

Stock Option Activity

Aggregate stock option activity for all the above plans for the year ended September 30, 2009 is as follows:

	2009
		Weighted-
		Average		Aggregate
		Remaining	Weighted	Intrinsic
		Contractual	Average	Value (In
	Shares	Term	Price	Thousands)

Options outstanding at beginning of year	1,816,025		$19.92
Forfeited/expired	(626,128)		$24.43

Options outstanding at end of year	1,189,897	1.5 years	$17.54	$6

Vested and unvested expected to vest at end of year	1,188,139	1.4 years	$17.55	$6

Options exercisable at end of year	1,135,899	1.4 years	$17.75	$6

Options available for future grant	6,110,753

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $7.73 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No stock options were granted in fiscal 2009, 2008 or 2007. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $0, $35,000 and $2,576,000, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2009, 2008 and 2007 was $0, $392,000 and $7,005,000, respectively.

As of September 30, 2009 future compensation cost related to nonvested stock options is approximately $0.2 million and will be recognized over an estimated weighted average period of 1.0 year.

The Company settles employee stock option exercises with newly issued common shares.

Based on information currently available, the Company believes that, although certain options may have been granted in violation of its applicable option plans, those options are valid and enforceable obligations of the Company.

Restricted Stock Activity

Restricted stock for the year ended September 30, 2009 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of September 30, 2009 and changes during the year is as follows:

	2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at beginning of year	984,500	$13.33
Awards granted	715,000	4.28
Awards vested	(421,444)	10.74
Awards canceled	(115,970)	13.87

Outstanding at end of year	1,162,086	$8.96

The weighted average grant date fair value of restricted stock granted during fiscal 2008 and fiscal 2007 was $12.06 and $16.11 per share, respectively. The fair value of restricted stock awards vested during fiscal 2009, 2008 and 2007 was $4.4 million, $4.4 million and $4.2 million, respectively.

As of September 30, 2009, the unrecognized compensation cost related to nonvested restricted stock is $5.8 million and will be recognized over an estimated weighted average amortization period of 1.3 years.

1995 Employee Stock Purchase Plan

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 3,000,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2009, 2,307,152 shares of common stock have been purchased under the 1995 Plan and 692,848 shares remain available for purchase.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Restructuring Costs and Accruals

Fiscal 2009 Activities

The Company recorded a charge to continuing operations of $12.8 million in the year ended September 30, 2009 for restructuring costs. Of this amount, $11.1 million related to workforce reductions and $0.6 million related to costs to vacate a manufacturing facility in the United States, and other restructuring costs of $1.1 million. The workforce reductions consisted of $11.1 million of severance costs associated with workforce reductions of 450 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for fiscal 2009 were: Critical Solutions Group — $3.4 million, Systems Solutions Group — $4.1 million and Global Customer Operations — $3.1 million. In addition, the Company incurred $2.2 million of restructuring charges in fiscal 2009 that were related to general corporate functions that support all of its segments. The accruals for workforce reductions are expected to be paid over the next twelve months. The Company’s planned restructuring actions relating to its fiscal 2009 restructuring plan is substantially complete at September 30, 2009.

Fiscal 2008 Activities

The Company recorded a charge to continuing operations of $7.3 million in the year ended September 30, 2008 for restructuring costs. Of this amount, $6.8 million related to workforce reductions and $0.5 million related to costs to vacate excess facilities in San Jose, California and South Korea. The workforce reductions consisted of $6.8 million of severance costs associated with workforce reductions of 230 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for fiscal 2008 were: Global Customer Operations — $2.7 million, Critical Solutions Group — $0.9 million and Systems Solutions Group — $1.2 million. In addition, the Company incurred $2.5 million of restructuring charges in fiscal 2008 that were related to general corporate functions that support all of its segments.

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

The activity related to the Company’s restructuring accruals is below, which includes activity related to the discontinued software division (in thousands):

	Fiscal 2009 Activity
	Balance			Balance
	September 30,			September 30,
	2008	Expense	Utilization	2009

Facilities and other	$9,658	$1,769	$(5,138)	$6,289
Workforce-related	3,005	11,037	(12,670)	1,372

	$12,663	$12,806	$(17,808)	$7,661

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2008 Activity
	Balance			Balance
	September 30,			September 30,
	2007	Expense	Utilization	2008

Facilities	$12,804	$540	$(3,686)	$9,658
Workforce-related	2,907	6,747	(6,649)	3,005

	$15,711	$7,287	$(10,335)	$12,663

	Fiscal 2007 Activity
	Balance			Balance
	September 30,			September 30,
	2006	Expense	Utilization	2007

Facilities	$13,697	$3,069	$(3,962)	$12,804
Workforce-related	2,846	4,039	(3,978)	2,907

	$16,543	$7,108	$(7,940)	$15,711

16.	Segment and Geographic Information

In the second quarter of fiscal 2009 the Company realigned its management structure and its underlying internal financial reporting structure. The Company’s new reporting structure reports financial results in three segments: Critical Solutions Group; Systems Solutions Group; and Global Customer Operations.

The Critical Solutions Group segment provides a variety of products critical to technology equipment productivity and availability. Those products include robots and robotic modules for atmospheric and vacuum applications and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.

The Systems Solutions Group segment provides a range of products and engineering and manufacturing services that enable the Company’s customers to effectively develop and source high quality, high reliability, process tools for semiconductor and adjacent market applications. This segment includes the Company’s “Extended Factory” reporting unit, which manufactures products based on a customer specified design.

The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable the Company’s customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for the Company’s Automated Material Handling Systems (“AMHS”) product line. Revenues from the sales of spare parts that are not related to a repair or replacement transaction, or are not AMHS products, are included within the product revenues of the other operating segments.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reclassified prior year data due to the changes made in its reportable segments.

Financial information for the Company’s business segments is as follows (in thousands):

			Global
	Critical	Systems	Customer
	Solutions	Solutions	Operations	Total

Year ended September 30, 2009
Revenues
Product	$95,414	$69,914	$2,224	$167,552
Services	—	—	51,154	51,154

	$95,414	$69,914	$53,378	$218,706

Gross profit (loss)	$14,460	$(3,171)	$3,639	$14,928
Segment operating loss	$(40,818)	$(38,879)	$(16,984)	$(96,681)
Depreciation	$4,912	$6,256	$4,474	$15,642
Assets	$138,930	$70,537	$56,007	$265,474
Year ended September 30, 2008
Revenues
Product	$252,571	$197,149	$6,702	$456,422
Services	—	—	69,944	69,944

	$252,571	$197,149	$76,646	$526,366

Gross profit	$85,379	$32,573	$8,876	$126,828
Segment operating income (loss)	$17,380	$(22,215)	$(10,914)	$(15,749)
Depreciation	$5,903	$8,137	$4,136	$18,176
Assets	$203,626	$119,029	$126,629	$449,284
Year ended September 30, 2007
Revenues
Product	$326,966	$329,293	$14,676	$670,935
Services	—	—	72,323	72,323

	$326,966	$329,293	$86,999	$743,258

Gross profit	$124,852	$82,971	$11,772	$219,595
Segment operating income (loss)	$47,429	$21,957	$(10,902)	$58,484
Depreciation	$5,807	$7,747	$3,927	$17,481
Assets	$291,830	$176,972	$243,146	$711,948

A reconciliation of the Company’s reportable segment gross profit to the corresponding consolidated amounts for the years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Segment gross profit from continuing operations	$14,928	$126,828	$219,595
Impairment of long-lived assets	(20,924)	—	—

Total gross profit (loss) from continuing operations	$(5,996)	$126,828	$219,595

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

	As of and for the Year Ended
	September 30,
	2009	2008	2007

Segment operating income (loss) from continuing operations	$(96,681)	$(15,749)	$58,484
Other unallocated corporate expenses	6,592	3,819	5,086
Amortization of acquired intangible assets	4,637	7,044	5,939
Impairment of goodwill	71,800	197,883	—
Impairment of long-lived assets	35,512	5,687	—
Restructuring charges	12,806	7,287	7,108

Total operating income (loss) from continuing operations	$(228,028)	$(237,469)	$40,351

Segment assets	$265,474	$449,284	$711,948
Investments in cash equivalents, marketable securities and joint ventures	147,728	205,582	302,890
Insurance receivable	120	8,772	—

Total assets	$413,322	$663,638	$1,014,838

Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

North America	$115,734	$340,214	$496,254
Asia/Pacific	68,393	108,786	148,140
Europe	34,579	77,366	98,864

	$218,706	$526,366	$743,258

Long-lived assets, consisting of property, plant and equipment by geographic area are as follows (in thousands):

	September 30,
	2009	2008

North America	$71,363	$76,306
Asia/Pacific	3,084	4,835
Europe	346	463

	$74,793	$81,604

17.	Significant Customers

The Company had one customer that accounted for more than 10% of revenues in the year ended September 30, 2009. The Company had two customers that accounted for more than 10% of revenues in the years ended September 30, 2008 and 2007. The Company had one customer and two customers that accounted for more than 10% of its accounts receivable balance at September 30, 2009 and 2008, respectively.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,
	2009	2008

Accounts receivable	$39,147	$68,210
Less allowance for doubtful accounts	719	1,366

	$38,428	$66,844

The allowance for doubtful accounts activity for the years ended September 30, 2009, 2008 and 2007 were as follows (in thousands):

	Balance at
	Beginning of	Acquisition		Reversals of	Write-offs and	Balance at
Description	Period	Reserves	Provisions	Bad Debt Expense	Adjustments	End of Period

2009 Allowance for doubtful accounts	$1,366	$—	$419	$—	$(1,066)	$719
2008 Allowance for doubtful accounts	1,469	—	720	(255)	(568)	1,366
2007 Allowance for doubtful accounts	1,709	267	100	(31)	(576)	1,469

	September 30,
	2009	2008

Inventories, net
Raw materials and purchased parts	$65,815	$64,651
Work-in-process	13,588	26,789
Finished goods	5,335	14,461

	$84,738	$105,901

Reserves for excess and obsolete inventory were $27.1 million, $17.4 million and $18.7 million at September 30, 2009, 2008 and 2007, respectively. The Company recorded additions to reserves for excess and obsolete inventory of $12.8 million, $4.9 million and $11.4 million in fiscal 2009, 2008 and 2007, respectively. The Company reduced the reserves for excess and obsolete inventory by $3.0 million, $6.3 million and $5.4 million, in fiscal 2009, 2008 and 2007, respectively, for disposals of inventory.

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

Balance at September 30, 2006	$11,608
Accruals for warranties during the year	13,387
Settlements made during the year	(14,009)

Balance at September 30, 2007	10,986
Accruals for warranties during the year	10,344
Settlements made during the year	(13,156)

Balance at September 30, 2008	8,174
Accruals for warranties during the year	8,534
Settlements made during the year	(11,010)

Balance at September 30, 2009	$5,698

19.	Commitments and Contingencies

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2015. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2009, 2008 and 2007 was $4.8 million, $5.4 million and $4.5 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

		Lease and
	Operating	Sublease
	Leases	Income

Year ended September 30, 2010	$11,762	$1,570
2011	9,101	1,410
2012	3,094	61
2013	3,094	—
2014	2,922	—
Thereafter	1,333	—

	$31,306	$3,041

These future minimum lease commitments include approximately $10.5 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives. In addition, the Company is a guarantor on a lease in Mexico that expires in January 2013. As of September 30, 2009, the remaining payments under this lease are approximately $1.3 million.

At September 30, 2009, the Company had $0.5 million of outstanding letters of credit.

Purchase Commitments

The Company has non-cancelable contracts and purchase orders for inventory of $35.1 million at September 30, 2009.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of operating results from discontinued operations of the software division for the years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Revenues	$—	$—	$47,712

Gross profit	$—	$—	$34,048

Income from discontinued operations before income taxes	$—	$—	$12,578

Income from discontinued operations, net of tax	$—	$—	$13,273

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

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

(b) Exhibits

Exhibit
No.	Description

3.01	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005 (the “Helix S-4”).
3.02	Certificate of Designations of the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.03 of the Company’s registration statement on Form S-3 (Registration No. 333- 34487), filed on August 27, 1997).
3.03	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the Helix S-4).
3.04	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Helix S-4).
3.05	Certificate of Increase of Shares Designated as the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 of the Helix S-4).
3.06	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company (incorporated herein by reference to Exhibit 3.6 of the Helix S-4).
3.07	Certificate of Designations of Special Voting Preferred Stock of the Company (incorporated herein by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).
3.08	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated herein by reference to Exhibit 3.8 of the Helix S-4).
3.09	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.01 of the Company’s quarterly report for the fiscal quarter ended March 31, 2003, filed on May 13, 2003).
3.10	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed on October 27, 2005).
3.11	Certificate of Elimination, Designation, Preference and Rights of the Special Voting Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s current report on Form 8-K, filed on October 27, 2005).
3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed on October 27, 2005).
3.13	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).
4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320), filed on May 15, 2002).
10.01	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed on August 9, 2006 (the “2006 Q3 10-Q”)).
10.02	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation (incorporated herein by reference to Exhibit 10.4 of the 2006 Q3 10-Q).
10.03	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.5 of the 2006 Q3 10-Q).
10.04	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-2 (Registration No. 2-84880) filed by Helix Technology Corporation)).

Exhibit
No.	Description

10.05	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company’s registration statement on Form S-1 (Registration No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”))).
10.06	Employment Agreement dated as of October 24, 2005, by and between the Company and Thomas S. Grilk (incorporated herein by reference to Exhibit 10.09 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006, filed on December 14, 2006 (the “2006 10-K”)).
10.07	Employment Agreement dated as of September 30, 2007, by and between the Company and Robert Lepofsky (incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed on November 29, 2007 (the “2007 10-K”)).
10.08	Amendment to Employment Agreement dated as of January 1, 2009, by and between the Company and Robert Lepofsky (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed on May 7, 2009).
10.09	Employment Agreement, effective as of January 28, 2008, by and between Brooks Automation, Inc. and Martin S. Headley (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 31, 2008).
10.10	Employment Agreement, effective as of October 26, 2005, by and between Brooks Automation, Inc. and Steven A. Michaud (incorporated herein by reference to Exhibit 10.09 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008, filed on November 26, 2008 (the “2008 10-K”)).
10.11	1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (Registration No. 333-22717), filed on March 4, 1997).
10.12	1992 Combination Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 (Registration No. 333-07313), filed on July 1, 1996).
10.13	1995 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.15 to the 2006 10-K).
10.14	Amended and Restated 2000 Equity Incentive Plan, restated as of December 29, 2008 (incorporated herein by reference to Exhibit 10.01 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2008, filed on February 9, 2009).
10.15	Helix Technology Corporation 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.16	Helix Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.17	Helix Technology Corporation 1981 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3. of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.18	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.44 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed on December 14, 2004 (the “2004 10-K”)).
10.19	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).
10.20	Form of 2000 Equity Incentive Plan Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).
10.21	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.23 to the 2006 10-K).
10.22	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.03 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed on August 7, 2008 (the “2008 Q3 10-Q”)).

Exhibit
No.	Description

10.23	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.04 to the 2008 Q3 10-Q).
10.24	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.05 to the 2008 Q3 10-Q).
10.25	Brooks Automation, Inc. Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the 2006 Q3 10-Q).
10.26	Amendment No. 2008-01 to the Brooks Automation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the 2008 Q3 10-Q).
10.27	Amendment No. 2 to the Helix Technology Corporation Employees’ Pension Plan effective as of May 20, 2009
10.28	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002 (incorporated herein by reference to Exhibit 10.28 to the Company’s 2008 10-K).
10.29	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002 (incorporated herein by reference to Exhibit 10.29 to the Company’s 2008 10-K).
10.30	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to the Brooks S-1).
10.31	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to Exhibit 10.28 to the 2006 10-K).
10.32	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA (incorporated herein by reference to Exhibit 10.29 to the 2006 10-K).
10.33	First Amendment to Lease dated as of March 21, 2001 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA (incorporated herein by reference to Exhibit 10.30 to the 2006 10-K).
10.34	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee (incorporated herein by reference to Exhibit 10.31 to the 2006 10-K).
10.35	Multi-Tenant Industrial Triple Net Lease, effective December 15, 2000, between Catellus Development Corporation and Synetics Solutions, Inc., including amendments thereto (incorporated herein by reference to Exhibit 10.32 to the 2006 10-K).
10.36	Factory Lease Advanced Agreement among Sang Chul Park, Young Ja Kim, Joon Ho Park, Brooks Automation Asia, Ltd. and Brooks Automation Korea, Inc. (incorporated herein by reference to Exhibit 10.33 to the 2006 10-K).
10.37	Lease dated September 6, 2001 between The Harry Friedman and Edith B. Friedman Revocable Living Trust Dated May 15, 1986 et al as Lessor and the Company (IGC — Polycold Systems Inc.) as Lessee (incorporated herein by reference to Exhibit 10.37 to the 2007 10-K).
10.38	Lease dated August 8, 2008 between the Company and Koll/Intereal Bay Area for 4051 Burton Drive, Santa Clara, CA (incorporated herein by reference to Exhibit 10.38 to the Company’s 2008 10-K).
10.39	Lease effective September 1, 2005 between Keystone Technology Ltd (HK) and Wuxi New District for J3-4 Wuxi Export Processing Zone, Wuxi, China.
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).
31.01	Rule 13a-14(a),15d-14(a) Certification.
31.02	Rule 13a-14(a),15d-14(a) Certification.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Robert J. Lepofsky
Robert J. Lepofsky,
Chief Executive Officer

Date: November 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Lepofsky Robert J. Lepofsky	Director and Chief Executive Officer (Principal Executive Officer)	November 18, 2009

/s/ Martin S. Headley Martin S. Headley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2009

/s/ Timothy S. Mathews Timothy S. Mathews	Vice President and Corporate Controller (Principal Accounting Officer)	November 18, 2009

/s/ A. Clinton Allen A. Clinton Allen	Director	November 18, 2009

/s/ Joseph R. Martin Joseph R. Martin	Director	November 18, 2009

/s/ John K. McGillicuddy John K. McGillicuddy	Director	November 18, 2009

/s/ Krishna G. Palepu Krishna G. Palepu	Director	November 18, 2009

/s/ Chong Sup Park Chong Sup Park	Director	November 18, 2009

/s/ Kirk P. Pond Kirk P. Pond	Director	November 18, 2009

/s/ Alfred Woollacott III Alfred Woollacott III	Director	November 18, 2009

/s/ Mark S. Wrighton Mark S. Wrighton	Director	November 18, 2009