Form 10-Q
period 2009-12-31
BROOKS AUTOMATION INC
filed 2010-02-05
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 29, 2010: Common stock, $0.01 par value 64,551,247 shares

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31,	September 30,
	2009	2009
Assets
Current assets
Cash and cash equivalents	$47,164	$59,985
Marketable securities	38,038	28,046
Accounts receivable, net	53,193	38,428
Insurance receivable for litigation	204	120
Inventories, net	89,763	84,738
Prepaid expenses and other current assets	10,464	9,872

Total current assets	238,826	221,189
Property, plant and equipment, net	71,391	74,793
Long-term marketable securities	26,157	22,490
Goodwill	48,138	48,138
Intangible assets, net	13,133	14,081
Equity investment in joint ventures	29,362	29,470
Other assets	2,684	3,161

Total assets	$429,691	$413,322

Liabilities and equity
Current liabilities
Accounts payable	$46,243	$26,360
Deferred revenue	4,097	2,916
Accrued warranty and retrofit costs	5,734	5,698
Accrued compensation and benefits	10,370	14,317
Accrued restructuring costs	4,786	5,642
Accrued income taxes payable	2,925	2,686
Accrued expenses and other current liabilities	11,716	12,870

Total current liabilities	85,871	70,489
Accrued long-term restructuring	2,263	2,019
Income taxes payable	11,035	10,755
Long-term pension liability	8,070	7,913
Other long-term liabilities	2,625	2,523

Total liabilities	109,864	93,699

Contingencies (Note 14)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,013,116 shares issued and 64,551,247 shares outstanding at December 31, 2009, 77,883,173 shares issued and 64,421,304 shares outstanding at September 30, 2009	780	779
Additional paid-in capital	1,798,235	1,795,619
Accumulated other comprehensive income	16,781	16,318
Treasury stock at cost, 13,461,869 shares at December 31, 2009 and September 30, 2009	(200,956)	(200,956)
Accumulated deficit	(1,295,426)	(1,292,631)

Total Brooks Automation, Inc. stockholders’ equity	319,414	319,129
Noncontrolling interest in subsidiaries	413	494

Total equity	319,827	319,623

Total liabilities and equity	$429,691	$413,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2009	2008
Revenues
Product	$91,521	$59,086
Services	14,676	14,360

Total revenues	106,197	73,446

Cost of revenues
Product	67,245	53,869
Services	12,706	13,189

Total cost of revenues	79,951	67,058

Gross profit	26,246	6,388

Operating expenses
Research and development	7,541	9,277
Selling, general and administrative	18,979	27,634
Restructuring charges	1,522	4,105

Total operating expenses	28,042	41,016

Operating loss	(1,796)	(34,628)
Interest income	328	897
Interest expense	16	126
Loss on investment	191	1,185
Other expense, net	197	38

Loss before income taxes and equity in earnings (losses) of joint ventures	(1,872)	(35,080)
Income tax provision	635	391

Loss before equity in earnings (losses) of joint ventures	(2,507)	(35,471)
Equity in earnings (losses) of joint ventures	(370)	301

Net loss	$(2,877)	$(35,170)
Add: Net loss attributable to noncontrolling interests	82	87

Net loss attributable to Brooks Automation, Inc.	$(2,795)	$(35,083)

Basic net loss per share attributable to Brooks Automation, Inc. common stockholders	$(0.04)	$(0.56)

Diluted net loss per share attributable to Brooks Automation, Inc. common stockholders	$(0.04)	$(0.56)

Shares used in computing loss per share
Basic	63,394	62,651
Diluted	63,394	62,651
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(2,877)	$(35,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,794	8,380
Stock-based compensation	1,517	1,524
Amortization of premium (discount) on marketable securities	136	(34)
Undistributed (earnings) losses of joint ventures	370	(301)
Gain on disposal of long-lived assets	—	(8)
Loss on investment	191	1,185
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(14,759)	26,330
Inventories	(5,163)	(3,252)
Prepaid expenses and other current assets	(834)	71
Accounts payable	19,902	(7,580)
Deferred revenue	1,199	(330)
Accrued warranty and retrofit costs	32	(237)
Accrued compensation and benefits	(2,834)	(1,201)
Accrued restructuring costs	(605)	890
Accrued expenses and other	413	(3,745)

Net cash provided by (used in) operating activities	1,482	(13,478)

Cash flows from investing activities
Purchases of property, plant and equipment	(461)	(5,084)
Purchases of marketable securities	(43,983)	(35,022)
Sale/maturity of marketable securities	29,853	22,533
Proceeds from the sale of investment	240	—

Net cash used in investing activities	(14,351)	(17,573)

Effects of exchange rate changes on cash and cash equivalents	48	(1,118)

Net decrease in cash and cash equivalents	(12,821)	(32,169)
Cash and cash equivalents, beginning of period	59,985	110,269

Cash and cash equivalents, end of period	$47,164	$78,100

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
     Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the year ended September 30, 2009. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
     We evaluated subsequent events through February 5, 2010, the date of financial statement issuance.
Recently Enacted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard was effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning on October 1, 2008. See Note 13. On October 1, 2009 the Company adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on its financial position or results of operations.
     In December 2007, the FASB revised the authoritative guidance for Business Combinations, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. On October 1, 2009 the Company adopted this standard prospectively and will apply the standard to any business combination with an acquisition date after October 1, 2009.
     In December 2007, the FASB issued authoritative guidance regarding Consolidation, which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Further, it clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. On October 1, 2009 the Company adopted this standard retrospectively, which did not have a material impact on its financial position or results of operations.
     In April 2008, the FASB issued authoritative guidance regarding the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. It also improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. On October 1, 2009 the Company adopted this standard, which had no impact on its financial position or results of operations.
     In June 2008, the FASB issued authoritative guidance regarding whether instruments granted in share-based payment transactions are participating securities, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method. On October 1, 2009 the Company adopted this standard, which had no impact on its financial position or results of operations.
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
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three months ended December 31, 2009 and 2008 (in thousands):

	Three months ended
	December 31,
	2009	2008
Stock options	$43	$133
Restricted stock	1,368	1,251
Employee stock purchase plan	106	140

	$1,517	$1,524

     The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted. The fair value per share of restricted stock is equal to the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock on the date of grant. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model. For the three months ended December 31, 2009, the Company recorded $0.4 million of expense on stock-based awards that have performance goals which will vest in the Company’s second fiscal quarter of 2010.
Stock Option Activity
     The following table summarizes stock option activity for the three months ended December 31, 2009:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2009	1,189,897		$17.54
Forfeited/expired	(59,175)		14.20

Outstanding at December 31, 2009	1,130,722	1.3 years	$17.71	$28
Vested and unvested expected to vest at December 31, 2009	1,129,477	1.3 years	$17.72	$28
Options exercisable at December 31, 2009	1,105,722	1.3 years	$17.82	$28
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $8.58 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three months ended December 31, 2009 and 2008. There were no stock option exercises in the three months ended December 31, 2009 and 2008. The total intrinsic value of options exercised during the three month period ended December 31, 2009 and 2008 was $0. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2009 and 2008 was $0.
     As of December 31, 2009 future compensation cost related to nonvested stock options is approximately $0.1 million and will be recognized over an estimated weighted average period of 0.8 years.
Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of December 31, 2009 and changes during the three months ended December 31, 2009 is as follows:

	Three months ended
	December 31, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2009	1,162,086	$8.96
Awards granted	178,346	7.85
Awards vested	(206,458)	8.49
Awards canceled	(9,388)	6.70

Outstanding at December 31, 2009	1,124,586	$8.89
     In November 2009, the Company’s Board of Directors (“Board”) approved the payment of performance based variable compensation awards to certain executive management employees related to fiscal year 2009 performance. The Board chose to pay these awards in fully vested shares of the Company’s common stock rather than cash. The Company granted 178,346 shares based on the closing share price as of November 13, 2009. The $1.4 million of compensation expense related to these awards was recorded during fiscal year 2009 as selling, general and administrative expense.
     The fair value of restricted stock awards vested during the three months ended December 31, 2009 was $1.8 million, which includes the $1.4 million of compensation expense related to the fiscal year 2009 variable compensation award. The fair value of restricted stock awards vested during the three months ended December 31, 2008 was $0.4 million.

     As of December 31, 2009, the unrecognized compensation cost related to nonvested restricted stock is $4.3 million and will be recognized over an estimated weighted average amortization period of 1.1 years.
Employee Stock Purchase Plan
     There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2009 and 2008.
3. Goodwill
     The components of the Company’s goodwill by business segment at December 31, 2009 are as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Other	Total
Gross goodwill	$353,253	$151,184	$151,238	$7,421	$663,096
Less: aggregate impairment charges recorded	(305,115)	(151,184)	(151,238)	(7,421)	(614,958)

	$48,138	$—	$—	$—	$48,138

     The Company did not have any adjustments to goodwill during the three months ended December 31, 2009.
     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2009			September 30, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$6,915	$6,815	$100	$6,915	$6,812	$103
Completed technology	43,502	35,737	7,765	43,502	35,280	8,222
Trademarks and trade names	3,779	3,140	639	3,779	3,060	719
Customer relationships	18,860	14,231	4,629	18,860	13,823	5,037

	$73,056	$59,923	$13,133	$73,056	$58,975	$14,081

4. Income Taxes
     The Company recorded an income tax provision of $0.6 million for the first quarter of fiscal year 2010. This provision is substantially impacted by foreign taxes arising from the Company’s international sales mix. This provision is also attributable to U.S. Federal alternative minimum taxes and certain state income taxes.
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various states in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2003. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company anticipates that several of these audits may be finalized within the next 12 months. The Company currently anticipates that approximately $0.4 million will be realized in the fourth quarter of fiscal year 2010 as a result of the expiration of certain non-U.S. statute of limitations, all of which will impact the Company’s fiscal year 2010 effective tax rate.

5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended
	December 31,
	2009	2008
Weighted average common shares outstanding used in computing basic earnings (loss) per share	63,394	62,651
Dilutive common stock options and restricted stock awards	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	63,394	62,651

     Approximately 1,161,000 and 1,670,000 options to purchase common stock and 926,000 and 875,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended December 31, 2009 and 2008, respectively, as their effect would be anti-dilutive.
6. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three months ended
	December 31,
	2009	2008
Net loss	$(2,877)	$(35,170)
Change in cumulative translation adjustment	701	3,037
Unrealized gain (loss) on marketable securities	(238)	304

Comprehensive loss	(2,414)	(31,829)
Add: Comprehensive loss attributable to noncontrolling interests	82	87

Comprehensive loss attributable to Brooks Automation, Inc	$(2,332)	$(31,742)

7. Segment Information
     The Company reports financial results in three segments: Critical Solutions Group; Systems Solutions Group; and Global Customer Operations. In the second quarter of fiscal 2009 the Company realigned its management structure and its underlying internal financial reporting structure. Segment disclosures for prior periods have been revised to reflect the new reporting structure. A description of segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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

     Financial information for the Company’s business segments is as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Total
Three months ended December 31, 2009
Revenues
Product	$43,186	$47,099	$1,236	$91,521
Services	—	—	14,676	14,676

	$43,186	$47,099	$15,912	$106,197

Gross profit	$15,777	$7,556	$2,913	$26,246
Segment operating income (loss)	$1,868	$318	$(1,884)	$302

Three months ended December 31, 2008
Revenues
Product	$35,883	$22,636	$567	$59,086
Services	—	—	14,360	14,360

	$35,883	$22,636	$14,927	$73,446

Gross profit (loss)	$6,738	$(1,738)	$1,388	$6,388
Segment operating loss	$(9,005)	$(13,352)	$(4,483)	$(26,840)

Assets
December 31, 2009	$143,043	$83,365	$55,270	$281,678
September 30, 2009	$138,930	$70,537	$56,007	$265,474
     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2009 and 2008 is as follows (in thousands):

	Three months ended
	December 31,
	2009	2008
Segment operating income (loss)	$302	$(26,840)
Other unallocated corporate expenses	85	1,790
Amortization of acquired intangible assets	491	1,893
Restructuring charges	1,522	4,105

Total operating loss	$(1,796)	$(34,628)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2009 and September 30, 2009 is as follows (in thousands):

	December 31,	September 30,
	2009	2009
Segment assets	$281,678	$265,474
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	147,809	147,728
Insurance receivable	204	120

Total assets	$429,691	$413,322

8. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $1,522,000 in the three months ended December 31, 2009 which consisted of facility related restructuring costs of $1,338,000 and $184,000 of severance costs. The severance charges include $77,000 for the elimination of three positions in the Company’s Global Customer Operations segment and $107,000 to adjust severance provisions related to general corporate positions eliminated in prior periods.
     During the preparation of the Company’s financial statements for the three months ended December 31, 2009, the Company identified certain accounting errors in its prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods. The errors were related to the present value discounting of multi-year facility related restructuring liabilities. The total amount of the adjustment of $1,221,000 was recorded as a restructuring cost for the three months ended December 31, 2009. In addition, the Company recorded $117,000 of facility related restructuring costs during the three months ended December 31, 2009 to amortize the deferred discount on multi-year facility restructuring liabilities.
     The Company recorded a charge to operations of $4,105,000 in the three months ended December 31, 2008. These charges primarily relate to severance costs of $4,071,000 for workforce reductions of 120 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for the first quarter of fiscal year 2009 were: Global Customer Operations — $2.7 million, Critical Solutions Group — $0.6 million and Systems Solutions Group — $0.4 million. In addition, the Company incurred $0.4 million of restructuring charges that were related to general corporate functions that support all of its segments.
     The activity for the three months ended December 31, 2009 and 2008 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended December 31, 2009
	Balance			Balance
	September 30,			December 31,
	2009	Expense	Utilization	2009
Facilities and other	$6,289	$1,338	$(1,125)	$6,502
Workforce-related	1,372	184	(1,009)	547

	$7,661	$1,522	$(2,134)	$7,049

	Activity — Three Months Ended December 31, 2008
	Balance			Balance
	September 30,			December 31,
	2008	Expense	Utilization	2008
Facilities and other	$9,658	$34	$(1,041)	$8,651
Workforce-related	3,005	4,071	(2,227)	4,849

	$12,663	$4,105	$(3,268)	$13,500

     The Company expects the majority of the remaining severance costs totaling $547,000 will be paid over the next twelve months. The expected facilities costs, totaling $6,502,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
9. Loss on Investment
     During the three months ended December 31, 2009, the Company recorded a charge of $0.2 million for the sale of its minority equity investment in a closely-held Swiss public company. During the three months ended December 31, 2008, the Company recorded a charge of $1.2 million to write-down this investment to market value as of December 31, 2008. As of December 31, 2009, the Company no longer has an equity investment in this entity.
10. Employee Benefit Plans
     In connection with the acquisition of Helix Technology Corporation (“Helix”) in October 2005, the Company assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). The Company froze the benefit accruals and future participation in this plan as of October 31, 2006.
     The components of the Company’s net pension cost related to the Plan for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three months ended
	December 31,
	2009	2008
Service cost	$25	$25
Interest cost	193	171
Amortization of losses	82	—
Expected return on assets	(151)	(199)

Net periodic pension (benefit) cost	$149	$(3)

11. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2009	2009
Accounts receivable	$53,846	$39,147
Less allowances	653	719

	$53,193	$38,428

Inventories, net
Raw materials and purchased parts	$66,491	$65,815
Work-in-process	16,771	13,588
Finished goods	6,501	5,335

	$89,763	$84,738

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

Activity — Three Months Ended December 31, 2009
Balance			Balance
September 30,			December 31,
2009	Accruals	Settlements	2009
$5,698	$2,496	$(2,460)	$5,734

Activity — Three Months Ended December 31, 2008
Balance			Balance
September 30,			December 31,
2008	Accruals	Settlements	2008
$8,174	$3,085	$(3,321)	$7,938
12. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended December 31, 2009 and 2008, the Company recorded income (loss) associated with UCI of ($0.1) million and $0.3 million, respectively. At December 31, 2009, the carrying value of UCI in the Company’s consolidated balance sheet was $26.6 million. For the three months ended December 31, 2009 and 2008, management fee payments received by the Company from UCI were $0.1 million and $0.2 million, respectively. For the three months ended December 31, 2009 and 2008, the Company incurred charges from UCI for products or services of $0.2 million and $0.3 million, respectively. At December 31, 2009 and September 30, 2009 the Company owed UCI $0.2 million in connection with accounts payable for unpaid products and services.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) to form a joint venture called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended December 31, 2009 and 2008, the Company recorded income (loss) associated with YBA of ($0.2) and $0.0 million, respectively. At December 31, 2009, the carrying value of YBA in the Company’s consolidated balance sheet was $2.8 million. For the three months ended December 31, 2009 and 2008, revenues earned by the Company from YBA were $1.8 million and $1.7 million, respectively. The amount due from YBA included in accounts receivable at December 31, 2009 and September 30, 2009 was $2.2 million and $2.4 million, respectively. For the three months ended December 31, 2009 and 2008, the Company did not incur any charges from YBA for products or services. At December 31, 2009 and September 30, 2009 the Company did not owe YBA any amount in connection with accounts payable for unpaid products and services.

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
     The Company adopted the fair value measurement guidance as of October 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. The Company adopted the fair value measurement guidance for non-recurring non-financial assets and non-financial liabilities on October 1, 2009.
     The fair value measurement guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$24,656	$24,656	$—	$—
Available-for-sale securities	64,195	25,143	39,052	—

Total Assets	$88,851	$49,799	$39,052	$—

Cash Equivalents
     Cash equivalents of $24.7 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $25.1 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $39.1 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
14. Contingencies
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter and is currently ongoing. It has been reported to the Company that the parties have reached an agreement in principle to settle this case, subject to the approval of the court and to the conclusion by the parties of necessary settlement processes and documents. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.
15. Subsequent Event
     On February 3, 2010, the Company entered into an agreement to sell certain intellectual property assets associated with factory automated material handling systems for $7.9 million. Under the terms of the agreement Brooks will retain the rights to use this intellectual property to support its existing installed base of factory automated material handling systems. The Company will record a gain of approximately $7.8 million on this sale during its second quarter of fiscal year 2010. The Company will receive $7.7 million of the proceeds from the sale during the second quarter of fiscal year 2010, and expects to receive the balance of $0.2 million during the second half of fiscal year 2010.

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
Overview
     We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success. Our largest served market is the semiconductor manufacturing industry, which represented 71% and 84% of our consolidated revenues for fiscal year 2009 and the first quarter of fiscal year 2010, respectively. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and industrial markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. During fiscal year 2006 and throughout most of fiscal year 2007, we benefited from an industry expansion. That cyclical expansion turned to a downturn in the fourth quarter of fiscal year 2007 that continued through the second quarter of fiscal year 2009. Our revenues for the second quarter of fiscal year 2009 were $37.3 million. Since that time, our revenues have significantly increased in each fiscal quarter. Revenue for the first quarter of fiscal year 2010 was $106.2 million.
     Throughout fiscal years 2008 and 2009, we implemented a number of cost reduction programs to align our cost structure with a reduced demand environment. From the end of fiscal year 2007 through the end of fiscal year 2009, we reduced our headcount by approximately 40% and closed redundant facilities. Our cost reduction efforts focused on actions that would decrease our overhead cost structure for the foreseeable future. Although we have added personnel in recent months, these additions were made primarily to address increased production requirements. We will continue to add personnel to address our increasing production levels. We do not intend to significantly increase our overhead structure as our revenues recover.
     In connection with our restructuring programs, we have realigned our management structure and our underlying internal financial reporting structure. Effective as of the beginning of our second quarter of 2009, we implemented a new internal reporting structure which includes three segments: Critical Solutions Group, Systems Solutions Group and Global Customer Operations. Financial results prior to this new management structure have been revised to reflect our current segment structure.
     The Critical Solutions Group segment provides a variety of products critical to technology equipment productivity and availability. Those products include robots and robotic modules for atmospheric and vacuum applications and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.
     The Systems Solutions Group segment provides a range of products and engineering and manufacturing services, which include our Extended Factory services. Our Extended Factory product line provides services to build equipment front-end modules and other subassemblies which enable our customers to effectively develop and source high quality, high reliability, process tools for semiconductor and adjacent market applications.
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
     On February 3, 2010, we entered into an agreement to sell certain intellectual property assets associated with factory automated material handling systems for $7.9 million. Under the terms of the agreement we will retain the rights to use this intellectual property to support our existing installed base of factory automated material handling systems. We will record a gain of approximately $7.8 million on this sale during our second quarter of fiscal year 2010. We will receive $7.7 million of the proceeds from the sale during the second quarter of fiscal year 2010, and expect to receive the balance of $0.2 million during the second half of fiscal year 2010.
Three Months Ended December 31 2009, Compared to Three Months Ended December 31, 2008
Revenues
     We reported revenues of $106.2 million for the first quarter of fiscal year 2010, compared to $73.4 million in the same prior year period, a 44.6% increase. The total increase in revenues of $32.8 million impacted all of our operating segments. Our Critical Solutions Group segment revenues increased by $7.3 million, our System Solutions Group segment revenues increased by $24.5 million and our Global Customer Operations segment revenues increased by $1.0 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     Our Critical Solutions Group segment reported revenues of $43.2 million for the first quarter of fiscal year 2010, an increase of 20.3% from $35.9 million in the same prior year period. This increase is primarily attributable to a higher volume of shipments to semiconductor capital equipment customers. This increase was partially offset by lower volume of shipments of $2.3 million to non-semiconductor markets served by this segment.
     Our System Solutions Group segment reported revenues of $47.1 million for the first quarter of fiscal year 2010, a 108.1% increase from $22.6 million in the same prior year period. This increase is attributable to increased demand for semiconductor capital equipment. Included within this segment is our Extended Factory product line. Revenue for our Extended Factory product line was substantially the largest contributor to increased revenues in this segment, increasing by $19.2 million for the first quarter of fiscal year 2010 as compared to the same prior year period.
     Our Global Customer Operations segment reported revenues of $15.9 million for first quarter of fiscal year 2010, a 6.6% increase from $14.9 million in the same prior year period. This increase is attributable to higher AMHS spare parts revenue of $0.7 million and higher service contract and repair revenues of $0.3 million. All service revenues included in our unaudited consolidated statements of operations, which include service contract and repair services, are related to our Global Customer Operations segment.
Gross Profit
     Gross margin dollars increased to $26.2 million for the first quarter of fiscal year 2010, an increase of 310.9% from $6.4 million for the same prior year period. This increase was attributable to higher revenues of $32.8 million, a $5.2 million reduction in charges for excess and obsolete inventory and $1.9 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal 2009. These decreases were partially offset by a less favorable product mix which reduced gross margin dollars by $4.6 million. Gross margin was reduced by $0.5 million and $2.3 million for the first quarter of fiscal years 2010 and 2009, respectively, for amortization of completed technology, which relates primarily to the acquisition of Helix Technology Corporation (“Helix”) in October 2005.
     Gross margin percentage increased to 24.7% for the first quarter of fiscal year 2010, compared to 8.7% for the same prior year period. This increase was primarily attributable to higher absorption of indirect factory overhead on higher revenues. Other factors increasing gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 6.6%, and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 2.8%. These increases in gross margin percentage were partially offset by a less favorable product mix which reduced gross margin percentage by 4.3%.

     Gross margin of our Critical Solutions Group segment increased to $15.8 million for the first quarter of fiscal year 2010, an increase of 134.1% from $6.7 million in the same prior year period. This increase was attributable to higher revenues of $7.3 million, reduced charges for excess and obsolete inventory of $1.7 million and reduced amortization expense of $0.6 million for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal 2009. Gross margin for the first quarter of fiscal years 2010 and 2009 was reduced by $0.4 million and $1.0 million, respectively, for completed technology amortization related to the Helix acquisition. Gross margin percentage was 36.5% for the first quarter of fiscal year 2010 as compared to 18.8% in the same prior year period. This increase is primarily the result of higher absorption of indirect factory overhead on higher revenues. Other factors increasing gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 4.7%, and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 1.9%.
     Gross margin of our Systems Solutions Group segment increased to $7.6 million for the first quarter of fiscal year 2010, an increase of 534.7% from a $1.7 million loss for the same prior year period. This increase was attributable to higher revenues of $24.5 million, decreased charges for excess and obsolete inventory of $3.1 million and $0.2 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal year 2009. Gross margin for the first quarter of fiscal 2009 was reduced by $0.2 million for completed technology amortization. Gross margin percentage increased to 16.0% for the first quarter of fiscal year 2010 as compared to (7.7)% in the same prior year period. This increase was primarily attributable to higher absorption of indirect factory overhead on higher revenues. Other factors increasing gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 12.4% and reduced amortization expense for completed technology intangible assets, which increased gross margin percentage by 0.7%. These increases in gross margin percentage were partially offset by a less favorable product mix which reduced gross margin percentage by 9.7%. The less favorable product mix is attributable to a $19.2 million increase in Extended Factory product sales, which are less profitable than other products within this segment. Extended Factory product revenues were 65% of all sales within this segment for the first quarter of fiscal year 2010, and we expect this product will continue to generate a majority of the revenue for this segment in the near term.
     Gross margin of our Global Customer Operations segment increased to $2.9 million for the first quarter of fiscal year 2010, an increase of 109.8% from the $1.4 million in the same prior year period. The increase was attributable to reduced amortization expense of $1.1 million for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of 2009, decreased charges for excess and obsolete inventory of $0.4 million and higher revenues of $1.0 million. Gross margin for the first quarter of fiscal years 2010 and 2009 was reduced by $0.1 million and $1.2 million, respectively, for completed technology amortization related to the Helix acquisition. Gross margin percentage was 18.3% for the first quarter of fiscal year 2010 as compared to 9.3% in the same prior year period. The increase in gross margin percentage was primarily attributable to reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 7.4%, and decreased charges for excess and obsolete inventory which decreased gross margin percentage by 2.6%.
Research and Development
     Research and development, or R&D, expenses for the first quarter of fiscal year 2010 were $7.5 million, a decrease of $1.8 million, compared to $9.3 million in the same prior year period. This decrease is primarily related to lower labor related costs of $1.7 million associated with headcount reductions. Our headcount reductions were implemented to remove redundancies in our R&D infrastructure. We will continue to invest in R&D projects that enhance our product and service offerings.
Selling, General and Administrative
     Selling, general and administrative, or SG&A expenses were $19.0 million for the first quarter of fiscal year 2010, a decrease of $8.6 million compared to $27.6 million in the same prior year period. The decrease is primarily attributable to lower labor costs of $3.7 million as we reduced our headcount to align our SG&A resources with our new management structure, a $1.4 million reduction in amortization of intangible assets primarily due to the impairment of intangible assets recorded in our second quarter of fiscal year 2009 and a $1.9 million reduction in litigation costs. We settled our litigation matters with the SEC during fiscal year 2008. The total indemnification costs, net of insurance reimbursements, were $(0.1) million and $1.8 million for the first quarter of fiscal years 2010 and 2009, respectively.
Restructuring Charges
     We recorded a charge of $1.5 million for the first quarter of fiscal year 2010 which consisted of facility related restructuring costs of $1.3 million and $0.2 million of severance costs. These severance costs include $0.1 million for the elimination of 3 positions in our Global Customer Operations segment, and $0.1 million to adjust severance provisions related to general corporate positions eliminated in prior periods.
     During the preparation of our financial statements for the first quarter of fiscal year 2010, we identified certain accounting errors in our prior period financial statements that, individually and in aggregate, are not material to our financial statements taken as a whole for any related prior periods. The errors were related to the present value discounting of multi-year facility related restructuring liabilities. The total amount of the adjustment of $1.2 million was recorded as a restructuring cost for the first quarter of fiscal year 2010. In addition, we recorded $0.1 million of facility related restructuring costs the first quarter of fiscal year 2010 to amortize the deferred discount on multi-year facility restructuring liabilities.
     We recorded a charge of $4.1 million for the first quarter of fiscal year 2009 as an initial charge for our fiscal 2009 restructuring plan. This charge consisted of severance costs associated with workforce reductions of 120 employees in operations, service and administrative functions across all the main geographies in which we operate. The restructuring charges by segment for the first quarter of fiscal year 2009 were: Global Customer Operations — $2.7 million, Critical Solutions Group — $0.6 million and Systems Solutions Group — $0.4 million. In addition, we incurred $0.4 million of restructuring charges that were related to general corporate functions that support all of our segments.
Interest Income
     Interest income was $0.3 million for the first quarter of fiscal year 2010 as compared to $0.9 million for the same prior year period. Approximately $0.3 million of this decrease is due to lower investment balances, with the balance of the decrease attributable to lower interest rates on our investments.
Loss on Investment
     During the first quarter of fiscal year 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. During the first quarter of fiscal year 2009, we recorded a charge of $1.2 million to write down this investment to market value as of December 31, 2008. As of December 31, 2009, we no longer have an equity investment in this entity.
Other Expense, net
     Other expense, net of $0.2 million for the first quarter of fiscal year 2010 consists primarily of foreign exchange losses, offset partially by management fee income of $0.1 million. Other expense, net of $0.0 million for the first quarter of fiscal year 2009 consists of management fee income of $0.2 million which has been fully offset by foreign exchange losses.
Income Tax Provision
     We recorded an income tax provision of $0.6 million for the first quarter of fiscal year 2010 and an income tax provision of $0.4 million for the same prior year period. The provision for the first quarter of fiscal year 2010 is substantially impacted by foreign taxes arising from our international sales mix. This provision is also attributable to U.S. Federal alternative minimum taxes and certain state income taxes. The tax provision for the first quarter of fiscal year 2009 is principally attributable to taxes on foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.

Equity in Earnings (Losses) of Joint Ventures
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $(0.1) million for the first quarter of fiscal year 2010, compared to $0.3 million in the same prior year period. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.2) million for the first quarter of fiscal year 2010 as compared to $0.0 million in the same prior year period.
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
     At December 31, 2009, we had cash, cash equivalents and marketable securities aggregating $111.4 million. This amount was comprised of $47.2 million of cash and cash equivalents, $38.0 million of investments in short-term marketable securities and $26.2 million of investments in long-term marketable securities.
     Cash and cash equivalents were $47.2 million at December 31, 2009, a decrease of $12.8 million from September 30, 2009. This decrease was primarily due to $14.1 million of purchases in marketable securities, net of maturities. This decrease was partially offset by $1.5 million of cash provided by operating activities.
     Cash provided by operating activities was $1.5 million for the first quarter of fiscal year 2010, and was comprised of a net loss of $2.9 million, which includes $7.0 million of net non-cash related charges such as $4.8 million of depreciation and amortization and $1.5 million of stock-based compensation. Further, cash provided by operations was reduced by net increases in working capital of $2.6 million, consisting primarily of $14.8 million of increases in accounts receivable and $5.2 million of increases in inventory. The increases in accounts receivable and inventory were caused by a 65.7% increase in revenues for the first quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009. Additionally, we paid approximately $3.0 million in annual incentive compensation payments during the first quarter of fiscal year 2010 related to the prior fiscal year. These increases in working capital were partially offset by $19.9 million of increases in accounts payable and $1.2 million of higher deferred revenues.
     Cash used in investing activities was $14.4 million for the first quarter of fiscal year 2010, and is principally comprised of net purchases of marketable securities of $14.1 million and $0.5 million of capital expenditures. These uses of cash were partially offset by $0.2 million of proceeds from our sale of a minority equity investment in a closely-held Swiss public company. Our capital expenditures for the first quarter of fiscal year 2009 were $5.1 million, including $3.0 million in expenditures related to our Oracle ERP implementation. We implemented the Oracle ERP system in most of our U.S. operations in July 2009. We are currently evaluating the timing and cost to implement this system in our international locations.
     At December 31, 2009, we had approximately $0.5 million of letters of credit outstanding.
     We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for the next twelve months. However, the cyclical nature of our served markets and uncertainty with the current global economic environment makes it difficult for us to predict future liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business.

Recently Enacted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard was effective beginning with our fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning on October 1, 2008. See Note 13. On October 1, 2009 we adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on our financial position or results of operations.
     In December 2007, the FASB revised the authoritative guidance for Business Combinations, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. On October 1, 2009 we adopted this standard prospectively and will apply the standard to any business combination with an acquisition date after October 1, 2009.
     In December 2007, the FASB issued authoritative guidance regarding Consolidation, which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Further, it clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. On October 1, 2009 we adopted this standard retrospectively, which did not have a material impact on our financial position or results of operations.
     In April 2008, the FASB issued authoritative guidance regarding the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. It also improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. On October 1, 2009 we adopted this standard, which had no impact on our financial position or results of operations.
     In June 2008, the FASB issued authoritative guidance regarding whether instruments granted in share-based payment transactions are participating securities, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this guidance. On October 1, 2009 we adopted this standard, which had no impact on our financial position or results of operations.
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
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the three months ended December 31, 2009, the unrealized loss on marketable securities was $51,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.2 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 18.0% of our total sales for the three months ended December 31, 2009. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
     In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $13.4 million at December 31, 2009, and relate to the Euro and a variety of Asian currencies. A majority of our foreign currency loss of $0.2 million for the three months ended December 31, 2009 relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2009 would result in a $1.3 million change in our net income (loss). We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, including our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective.
     Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter and is currently ongoing. It has been reported to us that the parties have reached an agreement in principle to settle this case, subject to the approval of the court and to the conclusion by the parties of necessary settlement processes and documents. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2009. These purchases were made pursuant to the Amended and Restated 2000 Equity Incentive Plan.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 — 31, 2009	1,146	$6.88	1,146	$—
November 1 — 30, 2009	37,869	7.76	37,869	—
December 1 — 31, 2009	—	—	—	—

Total	39,015	$7.73	39,015	$—

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: February 5, 2010	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: February 5, 2010	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.