Form 10-Q
period 2010-03-31
BROOKS AUTOMATION INC
filed 2010-05-06
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMM ISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 30, 2010: Common stock, $0.01 par value 64,993,400 shares

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31,	September 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$48,621	$59,985
Marketable securities	35,804	28,046
Accounts receivable, net	67,584	38,428
Inventories, net	103,528	84,738
Prepaid expenses and other current assets	13,939	9,992

Total current assets	269,476	221,189
Property, plant and equipment, net	68,420	74,793
Long-term marketable securities	41,335	22,490
Goodwill	48,138	48,138
Intangible assets, net	13,063	14,081
Equity investment in joint ventures	28,962	29,470
Other assets	2,613	3,161

Total assets	$472,007	$413,322

Liabilities and equity
Current liabilities
Accounts payable	$66,721	$26,360
Deferred revenue	3,917	2,916
Accrued warranty and retrofit costs	7,122	5,698
Accrued compensation and benefits	11,232	14,317
Accrued restructuring costs	4,434	5,642
Accrued income taxes payable	2,197	2,686
Accrued expenses and other current liabilities	10,753	12,870

Total current liabilities	106,376	70,489
Accrued long-term restructuring	1,344	2,019
Income taxes payable	11,097	10,755
Long-term pension liability	8,249	7,913
Other long-term liabilities	2,630	2,523

Total liabilities	129,696	93,699

Contingencies (Note 15)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,453,069 shares issued and 64,991,200 shares outstanding at March 31, 2010, 77,883,173 shares issued and 64,421,304 shares outstanding at September 30, 2009	785	779
Additional paid-in capital	1,799,781	1,795,619
Accumulated other comprehensive income	16,766	16,318
Treasury stock at cost, 13,461,869 shares at March 31, 2010 and September 30, 2009	(200,956)	(200,956)
Accumulated deficit	(1,274,397)	(1,292,631)

Total Brooks Automation, Inc. stockholders’ equity	341,979	319,129
Noncontrolling interest in subsidiaries	332	494

Total equity	342,311	319,623

Total liabilities and equity	$472,007	$413,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues
Product	$133,389	$25,883	$224,910	$84,969
Services	14,964	11,416	29,640	25,776

Total revenues	148,353	37,299	254,550	110,745

Cost of revenues
Product	97,271	31,909	164,516	85,778
Services	12,132	12,670	24,838	25,859
Impairment of long-lived assets	—	20,516	—	20,516

Total cost of revenues	109,403	65,095	189,354	132,153

Gross profit (loss)	38,950	(27,796)	65,196	(21,408)

Operating expenses
Research and development	7,677	7,666	15,218	16,943
Selling, general and administrative	20,842	25,207	39,821	52,841
Impairment of goodwill	—	71,800	—	71,800
Impairment of long-lived assets	—	14,588	—	14,588
Restructuring charges	484	5,861	2,006	9,966

Total operating expenses	29,003	125,122	57,045	166,138

Operating income (loss)	9,947	(152,918)	8,151	(187,546)
Interest income	265	646	593	1,543
Interest expense	11	72	27	198
Sale of intellectual property rights	7,840	—	7,840	—
Loss on investment	—	—	191	1,185
Other expense, net	91	111	288	149

Income (loss) before income taxes and equity in earnings (losses) of joint ventures	17,950	(152,455)	16,078	(187,535)
Income tax provision (benefit)	(2,819)	189	(2,184)	580

Income (loss) before equity in earnings (losses) of joint ventures	20,769	(152,644)	18,262	(188,115)
Equity in earnings (losses) of joint ventures	179	11	(191)	312

Net income (loss)	$20,948	$(152,633)	$18,071	$(187,803)
Add: Net loss attributable to noncontrolling interests	81	90	163	177

Net income (loss) attributable to Brooks Automation, Inc.	$21,029	$(152,543)	$18,234	$(187,626)

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.33	$(2.43)	$0.29	$(2.99)

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.33	$(2.43)	$0.28	$(2.99)

Shares used in computing earnings (loss) per share
Basic	63,679	62,844	63,535	62,747
Diluted	64,196	62,844	64,042	62,747
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$18,071	$(187,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,460	16,324
Impairment of goodwill	—	71,800
Impairment of long-lived assets	—	35,104
Sale of intellectual property rights	(7,840)	—
Stock-based compensation	3,561	3,394
Amortization of premium on marketable securities	368	19
Undistributed (earnings) losses of joint ventures	191	(312)
(Gain) loss on disposal of long-lived assets	(4)	70
Loss on investment	191	1,185
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(29,258)	40,688
Inventories	(19,653)	6,522
Prepaid expenses and other current assets	(4,132)	4,254
Accounts payable	40,424	(21,109)
Deferred revenue	1,062	(1,151)
Accrued warranty and retrofit costs	1,414	(1,502)
Accrued compensation and benefits	(2,972)	(3,486)
Accrued restructuring costs	(1,857)	1,898
Accrued expenses and other	235	(2,820)

Net cash provided by (used in) operating activities	9,261	(36,925)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,163)	(9.091)
Purchases of marketable securities	(70,872)	(50,539)
Sale/maturity of marketable securities	43,757	36,735
Proceeds from the sale of intellectual property rights	7,840	—
Purchase of intangible assets	(892)	—
Other	243	—

Net cash used in investing activities	(21,087)	(22,895)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	590	675

Net cash provided by financing activities	590	675

Effects of exchange rate changes on cash and cash equivalents	(128)	(1,967)

Net decrease in cash and cash equivalents	(11,364)	(61,112)
Cash and cash equivalents, beginning of period	59,985	110,269

Cash and cash equivalents, end of period	$48,621	$49,157

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
Recently Enacted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning on October 1, 2008. See Note 14. On October 1, 2009 the Company adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on its financial position or results of operations.
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
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Stock options	$42	$72	$85	$205
Restricted stock	1,901	1,707	3,269	2,958
Employee stock purchase plan	101	91	207	231

	$2,044	$1,870	$3,561	$3,394

     The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted. The fair value per share of restricted stock is equal to the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock on the date of grant. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model. For the three and six months ended March 31, 2010, the Company recorded $0.1 million and $0.4 million, respectively, of expense on stock-based awards that have performance goals which vested in the Company’s second fiscal quarter of 2010.
     During the three months ended March 31, 2010, the Company granted 153,000 shares of restricted stock to members of senior management of which 76,500 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2012. Total compensation on these awards is a maximum of $1.3 million. Awards only subject to service criteria are being recorded to expense ratably over the three year vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.
Stock Option Activity
     The following table summarizes stock option activity for the six months ended March 31, 2010:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2009	1,189,897		$17.54
Forfeited/expired	(375,262)		14.09

Outstanding at March 31, 2010	814,635	1.5 years	$19.13	$35
Vested and unvested expected to vest at March 31, 2010	813,754	1.5 years	$19.13	$35
Options exercisable at March 31, 2010	789,635	1.5 years	$19.32	$35
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $8.82 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three and six months ended March 31, 2010 and 2009. There were no stock option exercises in the three and six months ended March 31, 2010 and 2009.
     As of March 31, 2010 future compensation cost related to nonvested stock options is approximately $0.1 million and will be recognized over an estimated weighted average period of 0.6 years.
Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of March 31, 2010 and changes during the six months ended March 31, 2010 is as follows:

	Six months ended
	March 31, 2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2009	1,162,086	$8.96
Awards granted	661,846	8.36
Awards vested	(696,507)	8.01
Awards canceled	(23,013)	7.31

Outstanding at March 31, 2010	1,104,412	$9.26
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
     The fair value of restricted stock awards vested during the three months ended March 31, 2010 and 2009 was $3.8 million and $2.0 million, respectively. The fair value of restricted stock awards vested during the six months ended March 31, 2010 was $5.5 million, which includes the $1.4 million of compensation expense related to the fiscal year 2009 variable compensation award. The fair value of restricted stock awards vested during the six months ended March 31, 2009 was $2.4 million.
     As of March 31, 2010, the unrecognized compensation cost related to nonvested restricted stock is $5.7 million and will be recognized over an estimated weighted average amortization period of 1.6 years.
Employee Stock Purchase Plan
     There were 116,160 shares purchased under the employee stock purchase plan during the three and six months ended March 31, 2010 for aggregate proceeds of $0.6 million. There were 172,437 shares purchased under the employee stock purchase plan during the three and six months ended March 31, 2009 for aggregate proceeds of $0.7 million.
3. Goodwill
     The components of the Company’s goodwill by business segment at March 31, 2010 are as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Other	Total
Gross goodwill	$353,253	$151,184	$151,238	$7,421	$663,096
Less: aggregate impairment charges recorded	(305,115)	(151,184)	(151,238)	(7,421)	(614,958)

	$48,138	$—	$—	$—	$48,138

     The Company did not have any adjustments to goodwill during the three and six months ended March 31, 2010.
     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2010			September 30, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$7,808	$6,834	$974	$6,915	$6,812	$103
Completed technology	43,502	36,194	7,308	43,502	35,280	8,222
Trademarks and trade names	3,779	3,220	559	3,779	3,060	719
Customer relationships	18,860	14,638	4,222	18,860	13,823	5,037

	$73,949	$60,886	$13,063	$73,056	$58,975	$14,081

     During the three months ended March 31, 2010, the Company acquired certain patents and other intellectual property from an entity that had ceased operations. This intellectual property supports certain products in the Company’s Systems Solution Group segment. The total cost of this property was $0.9 million, and this cost will be amortized to cost of sales over a ten year life.
4. Income Taxes
     The Company recorded an income tax benefit of $2.8 million and $2.2 million in the three and six months ended March 31, 2010, respectively. The recognized tax benefit includes the tax effect of the November 2009 enactment of the Worker, Home Ownership and Business Assistance Act of 2009. The new law allows for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. The result is an aggregate refund of alternative minimum tax of $3.9 million. This benefit was partially offset by current year alternative minimum taxes and certain state taxes as well as international taxes.
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
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average common shares outstanding used in computing basic earnings (loss) per share	63,679	62,844	63,535	62,747
Dilutive common stock options and restricted stock awards	517	—	507	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	64,196	62,844	64,042	62,747

     Approximately 878,000 and 1,623,000 options to purchase common stock and 55,000 and 1,056,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended March 31, 2010 and 2009, respectively, as their effect would be anti-dilutive. In addition, approximately 1,009,000 and 1,646,000 options to purchase common stock and 156,000 and 964,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the six months ended March 31, 2010 and 2009, respectively, as their effect would be anti-dilutive.
6. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three and six months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$20,948	$(152,633)	$18,071	$(187,803)
Change in cumulative translation adjustment	(65)	(1,588)	636	1,449
Unrealized gain (loss) on marketable securities	50	(123)	(188)	181

Comprehensive income (loss)	20,933	(154,344)	18,519	(186,173)
Add: Comprehensive loss attributable to noncontrolling interests	81	90	163	177

Comprehensive income (loss) attributable to Brooks Automation, Inc.	$21,014	$(154,254)	$18,682	$(185,996)

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
     Financial information for the Company’s business segments is as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Total
Three months ended March 31, 2010
Revenues
Product	$60,033	$72,573	$783	$133,389
Services	—	—	14,964	14,964

	$60,033	$72,573	$15,747	$148,353

Gross profit	$22,554	$13,065	$3,331	$38,950
Segment operating income (loss)	$7,696	$4,133	$(538)	$11,291

Three months ended March 31, 2009
Revenues
Product	$17,237	$8,248	$398	$25,883
Services	—	—	11,416	11,416

	$17,237	$8,248	$11,814	$37,299

Gross loss	$(87)	$(5,920)	$(1,273)	$(7,280)
Segment operating loss	$(13,050)	$(15,157)	$(6,327)	$(34,534)

Six months ended March 31, 2010
Revenues
Product	$103,219	$119,672	$2,019	$224,910
Services	—	—	29,640	29,640

	$103,219	$119,672	$31,659	$254,550

Gross profit	$38,331	$20,621	$6,244	$65,196
Segment operating income (loss)	$9,564	$4,451	$(2,422)	$11,593

Six months ended March 31, 2009
Revenues
Product	$53,120	$30,884	$965	$84,969
Services	—	—	25,776	25,776

	$53,120	$30,884	$26,741	$110,745

Gross profit (loss)	$6,651	$(7,658)	$115	$(892)
Segment operating loss	$(22,055)	$(28,509)	$(10,810)	$(61,374)

Assets
March 31, 2010	$155,354	$106,030	$48,983	$310,367
September 30, 2009	$138,930	$70,537	$56,007	$265,474
     A reconciliation of the Company’s reportable segment gross profit (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Segment gross profit (loss)	$38,950	$(7,280)	$65,196	$(892)
Impairment of long-lived assets	—	(20,516)	—	(20,516)

Total gross profit (loss)	$38,950	$(27,796)	$65,196	$(21,408)

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Segment operating income (loss)	$11,291	$(34,534)	$11,593	$(61,374)
Other unallocated corporate expenses	367	3,627	452	5,417
Amortization of acquired intangible assets	493	1,992	984	3,885
Impairment of goodwill	—	71,800	—	71,800
Impairment of long-lived assets	—	35,104	—	35,104
Restructuring charges	484	5,861	2,006	9,966

Total operating income (loss)	$9,947	$(152,918)	$8,151	$(187,546)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2010 and September 30, 2009 is as follows (in thousands):

	March 31,	September 30,
	2010	2009
Segment assets	$310,367	$265,474
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	161,640	147,848

Total assets	$472,007	$413,322

8. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $484,000 and $2,006,000 in the three and six months ended March 31, 2010, respectively. These charges include severance related costs of $371,000 and $555,000 for the three and six month periods, and facility related costs of $113,000 and $1,451,000 for the three and six month periods. The severance costs consist primarily of costs to adjust severance provisions related to general corporate positions eliminated in prior periods. The facility costs include $106,000 and $228,000 for the three and six months ended March 31, 2010 to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, the Company revised the present value discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in its prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods, and recorded an adjustment of $1,221,000. The restructuring charges for the three months ended March 31, 2010 were primarily related to general corporate support functions. Restructuring charges for the six months ended March 31, 2010 include $86,000 for the Global Customer Operations segment, with the balance related to general corporate support functions.
     The Company recorded restructuring charges of $5,861,000 and $9,966,000 for the three and six months ended March 31, 2009, respectively, in connection with its fiscal 2009 restructuring plan. These charges through the first half of fiscal 2009 consist primarily of severance costs associated with workforce reductions of approximately 400 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for the three months ended March 31, 2009 were: Critical Solutions — $2.5 million, Systems Solutions — $1.9 million and Global Customer Operations — $0.7 million. The restructuring charges by segment for the six months ended March 31, 2009 were: Critical Solutions — $3.1 million, Systems Solutions — $2.4 million and Global Customer Operations — $3.3 million. In addition, the Company incurred $0.8 million and $1.2 million of restructuring charges for the three and six months ended March 31, 2009, respectively, that were related to general corporate functions that support all of its segments.
     The activity for the three and six months ended March 31, 2010 and 2009 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2010
	Balance			Balance
	December 31,			March 31,
	2009	Expense	Utilization	2010
Facilities and other	$6,502	$113	$(1,119)	$5,496
Workforce-related	547	371	(636)	282

	$7,049	$484	$(1,755)	$5,778

	Activity — Three Months Ended March 31, 2009
	Balance			Balance
	December 31,			March 31,
	2008	Expense	Utilization	2009
Facilities and other	$8,651	$51	$(1,028)	$7,674
Workforce-related	4,849	5,810	(3,847)	6,812

	$13,500	$5,861	$(4,875)	$14,486

	Activity — Six Months Ended March 31, 2010
	Balance			Balance
	September 30,			March 31,
	2009	Expense	Utilization	2010
Facilities and other	$6,289	$1,451	$(2,244)	$5,496
Workforce-related	1,372	555	(1,645)	282

	$7,661	$2,006	$(3,889)	$5,778

	Activity — Six Months Ended March 31, 2009
	Balance			Balance
	September 30,			March 31,
	2008	Expense	Utilization	2009
Facilities and other	$9,658	$85	$(2,069)	$7,674
Workforce-related	3,005	9,881	(6,074)	6,812

	$12,663	$9,966	$(8,143)	$14,486

     The Company expects the majority of the remaining severance costs totaling $282,000 will be paid over the next twelve months. The expected facilities costs, totaling $5,496,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
9. Loss on Investment
     During the six months ended March 31, 2010, the Company recorded a charge of $0.2 million for the sale of its minority equity investment in a closely-held Swiss public company. During the six months ended March 31, 2009, the Company recorded a charge of $1.2 million to write-down this investment to market value. As of March 31, 2010, the Company no longer had an equity investment in this entity.
10. Sale of Intellectual Property Rights
     During the three months ended March 31, 2010, the Company sold certain patents and patents pending related to certain products supported by the Global Customer Operations segment. A gain of $7.8 million was recorded for this sale during the three months ended March 31, 2010. The terms of the sale permit the Company to continue to use these patents to support its ongoing service and spare parts business.
11. Employee Benefit Plans
     In connection with the acquisition of Helix Technology Corporation (“Helix”) in October 2005, the Company assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). The Company froze the benefit accruals and future participation in this plan as of October 31, 2006. The Company expects to contribute $0.7 million in contributions to the Plan in fiscal 2010.
     The components of the Company’s net pension cost related to the Plan for the three and six months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$25	$25	$50	$50
Interest cost	194	172	387	343
Amortization of losses	81	—	163	—
Expected return on assets	(151)	(199)	(302)	(398)

Net periodic pension (benefit) cost	$149	$(2)	$298	$(5)

12. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2010	2009
Accounts receivable	$68,191	$39,147
Less allowances	607	719

	$67,584	$38,428

Inventories, net
Raw materials and purchased parts	$76,964	$65,815
Work-in-process	19,927	13,588
Finished goods	6,637	5,335

	$103,528	$84,738

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2010 and 2009 is as follows (in thousands):

Activity — Three Months Ended March 31, 2010
Balance			Balance
December 31,			March 31,
2009	Accruals	Settlements	2010
$5,734	$3,954	$(2,566)	$ 7,122

Activity — Three Months Ended March 31, 2009
Balance			Balance
December 31,			March 31,
2008	Accruals	Settlements	2009
$7,938	$ 1,874	$ (3,145)	$ 6,667

Activity — Six Months Ended March 31, 2010
Balance			Balance
September 30,			March 31,
2009	Accruals	Settlements	2010
$5,698	$ 6,450	$ (5,026)	$ 7,122

Activity — Six Months Ended March 31, 2009
Balance			Balance
September 30,			March 31,
2008	Accruals	Settlements	2009
$8,174	$ 4,959	$ (6,466)	$ 6,667
13. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended March 31, 2010 and 2009, the Company recorded a loss associated with UCI of $0.0 million. For the six months ended March 31, 2010 and 2009, the Company recorded income (loss) associated with UCI of ($0.2) million and $0.3 million, respectively. At March 31, 2010, the carrying value of UCI in the Company’s consolidated balance sheet was $26.0 million. For the three months ended March 31, 2010 and 2009, management fee payments received by the Company from UCI were $0.1 million and $0.2 million, respectively. For the six months ended March 31, 2010 and 2009, management fee payments received by the Company from UCI were $0.2 million and $0.4 million, respectively. For the three months ended March 31, 2010 and 2009, the Company incurred charges from UCI for products or services of $0.0 million. For the six months ended March 31, 2010 and 2009, the

Company incurred charges from UCI for products or services of $0.2 million and $0.3 million, respectively. At March 31, 2010 and September 30, 2009 the Company owed UCI $0.0 million in connection with accounts payable for unpaid products and services.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended March 31, 2010 and 2009, the Company recorded income associated with YBA of $0.2 million and $0.0 million, respectively. For the six months ended March 31, 2010 and 2009, the Company recorded income (loss) associated with YBA of ($0.0) million and $0.0 million, respectively. At March 31, 2010, the carrying value of YBA in the Company’s consolidated balance sheet was $2.9 million. For the three months ended March 31, 2010 and 2009, revenues earned by the Company from YBA were $4.1 million and $1.9 million, respectively. For the six months ended March 31, 2010 and 2009, revenues earned by the Company from YBA were $5.9 million and $3.6 million, respectively. The amount due from YBA included in accounts receivable at March 31, 2010 and September 30, 2009 was $5.0 million and $2.4 million, respectively. For the three months and six months ended March 31, 2010, the Company incurred charges from YBA for products or services of $0.1 million. For the three months and six months ended March 31, 2009, the Company incurred charges from YBA for products or services of $0.1 million and $0.4 million, respectively. At March 31, 2010 and September 30, 2009 the Company did not owe YBA any amount in connection with accounts payable for unpaid products and services.
     These investments are accounted for using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.
14. Fair Value Measurements
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
     The FASB amended the fair value measurement guidance to exclude accounting for leases and its related interpretive accounting pronouncements that address leasing transactions; the delay of the effective date of the measurement application to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis; and the determination of whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.
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
     Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2010, are summarized as follows
(in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$22,029	$22,029	$—	$—
Available-for-sale securities	77,139	31,686	45,453	—

Total Assets	$99,168	$53,715	$45,453	$—

Cash Equivalents
     Cash equivalents of $22.0 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $31.7 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $45.4 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
15. Contingencies
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter. It has been reported to the Company that the parties have reached an agreement in principle to settle this case, subject to the approval of the court and to the conclusion by the parties of necessary settlement processes and documents. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the most recently completed fiscal year and which are incorporated herein by reference. Precautionary statements made in our Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this report.

Overview
     We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success. Our largest served market is the semiconductor manufacturing industry, which represented 71% and 85% of our consolidated revenues for fiscal year 2009 and the first six months of fiscal year 2010, respectively. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and industrial markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. During fiscal year 2006 and throughout most of fiscal year 2007, we benefited from an industry expansion. That cyclical expansion turned to a downturn in the fourth quarter of fiscal year 2007 that continued through the second quarter of fiscal year 2009. Our revenues for the first half of fiscal year 2009 were $110.7 million. Since that time, during a period of renewed industry expansion, our revenues have significantly increased in each fiscal quarter. Revenue for the first six months of fiscal year 2010 was $254.6 million.
     Throughout fiscal years 2008 and 2009, we implemented a number of cost reduction programs to align our cost structure with a reduced demand environment. Our cost reduction efforts focused on actions that would decrease our overhead cost structure for the foreseeable future. Although we have added personnel during the first half of fiscal year 2010, these additions were made primarily to address increased production requirements. At present, we do not anticipate significantly increasing our overhead structure as our revenues recover.
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
     The Systems Solutions Group segment provides a range of products and engineering and manufacturing services, which include our Extended Factory services. Our Extended Factory product offering provides services to build equipment front-end modules and other subassemblies which enable our customers to effectively develop and source high quality, high reliability, process tools for semiconductor and adjacent market applications.
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
     On April 5, 2010, we announced the appointment of Stephen S. Schwartz as the Company’s President as of April 5, 2010. Mr. Schwartz became a member of a newly formed Office of the Chief Executive with Robert J. Lepofsky, Chief Executive Officer, and Martin S. Headley, Executive Vice President and Chief Financial Officer, where he plays a central role in developing and implementing our strategic objectives.
Three and Six Months Ended March 31, 2010, Compared to Three and Six Months Ended March 31, 2009
Revenues
     We reported revenues of $148.4 million for the three months ended March 31, 2010, compared to $37.3 million in the same prior year period, a 297.7% increase. The total increase in revenues of $111.1 million impacted all of our operating segments. Our Critical Solutions Group segment revenues increased by $42.8 million, our System

Solutions Group segment revenues increased by $64.4 million and our Global Customer Operations segment revenues increased by $3.9 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     We reported revenues of $254.6 million for the six months ended March 31, 2010, compared to $110.7 million in the same prior year period, a 129.9% increase. The total increase in revenues of $143.9 million impacted all of our operating segments. Our Critical Solutions Group segment revenues increased by $50.1 million and our System Solutions Group segment revenues increased by $88.9 million. Additionally, our Global Customer Operations segment revenues increased by $4.9 million reflecting an increased active installed base of products for service. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     Our Critical Solutions Group segment reported revenues of $60.0 million for the three months ended March 31, 2010, an increase of 248.3% from $17.2 million in the same prior year period. This segment reported revenues of $103.2 million for the six months ended March 31, 2010, an increase of 94.3% from $53.1 million in the same prior year period. These increases are primarily attributable to higher volumes of shipments to semiconductor capital equipment customers, which increased 155.8% for the six months ended March 31, 2010 as compared to the same prior year period. This segment also experienced an increase in revenues of 25.7% from non-semiconductor customers for the six months ended March 31, 2010 as compared to the same prior year period.
     Our System Solutions Group segment reported revenues of $72.6 million for the three months ended March 31, 2010, a 779.9% increase from $8.2 million in the same prior year period. This segment reported revenues of $119.7 million for the six months ended March 31, 2010, a 287.5% increase from $30.9 million in the same prior year period. These increases are attributable to increased demand for semiconductor capital equipment. Included within this segment is our Extended Factory product offering. Revenue from our Extended Factory product was the largest contributor to increased revenues in this segment.
     Our Global Customer Operations segment reported revenues of $15.7 million for the three months ended March 31, 2010, a 33.3% increase from $11.8 million in the same prior year period. This segment reported revenues of $31.7 million for six months ended March 31, 2010, an 18.4% increase from $26.7 million in the same prior year period. These increases are primarily related to higher service contract and repair revenues of $3.5 million and $3.9 million for the three and six months ended March 31, 2010, respectively, as compared to the prior year periods. The balance of the increase relates to increased sales of AMHS spare parts. All service revenues included in our unaudited consolidated statements of operations, which include service contract and repair services, are related to our Global Customer Operations segment.
Gross Profit
     Gross margin dollars increased to $39.0 million for the three months ended March 31, 2010, an increase of 240.1% from a $27.8 million loss for the same prior year period. This increase was attributable to higher revenues of $111.1 million, an intangible asset impairment charge of $20.5 million which reduced the prior year gross profit, a $7.7 million reduction in charges for excess and obsolete inventory and $1.9 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal 2009. These decreases were partially offset by a less favorable product mix which reduced gross margin dollars by $12.1 million. Gross margin dollars increased to $65.2 million for the six months ended March 31, 2010, an increase of 404.5% from a $21.4 million loss for the same prior year period. This increase was attributable to higher revenues of $143.9 million, an intangible asset impairment charge of $20.5 million which reduced the prior year gross profit, a $12.9 million reduction in charges for excess and obsolete inventory and $3.8 million of reduced amortization expense for completed technology intangible assets. These decreases were partially offset by a less favorable product mix which reduced gross margin dollars by $16.6 million.
     Gross margin for the three and six months ended March 31, 2010 was reduced by $0.5 and $0.9 million, respectively, for amortization of completed technology intangible assets, which relates primarily to the acquisition of Helix Technology Corporation (“Helix”) in October 2005. Amortization by operating segment for the three and six months ended March 31, 2010 was as follows: Critical Solutions Group — $0.4 million and $0.7 million, respectively; and, Global Customer Operations — $0.1 million and $0.2 million, respectively. Gross margin for the three and six months ended March 31, 2009 was reduced by $2.3 and $4.7 million, respectively, for amortization of completed technology intangible assets. Amortization by operating segment for the three and six months ended March 31, 2009 was as follows: Critical Solutions Group — $1.0 million and $2.0 million, respectively; System Solutions Group — $0.1 million and $0.3 million, respectively; and Global Customer Operations — $1.2 million and $2.4 million, respectively.
     Gross margin percentage increased to 26.3% for the three months ended March 31, 2010, compared to (74.5)% for the same prior year period. Gross margin percentage increased to 25.6% for the six months ended March 31, 2010, compared to (19.3)% for the same prior year period. These increases are primarily attributable to higher absorption of indirect factory overhead on higher revenues. Other factors that increased gross margin percentage include the $20.5 million intangible asset impairment charge recorded in the prior year periods which reduced gross margin percentage by 55.0% for the three month period and 18.5% for the six month period, decreased charges for excess and obsolete inventory which increased gross margin percentage by 19.4% for the three month period and 10.7% for the six month period and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 1.3% for the three month period and 1.5% for the six month period. These increases in gross margin percentage were partially offset by a less favorable product mix from the rapid growth of our Extended Factory product offering which reduced gross margin percentage by 8.2% and 6.5% for the three and six months ended March 31, 2010.
     Gross margin dollars for our Critical Solutions Group segment increased to $22.6 million for the three months ended March 31, 2010, an increase of 260.2% from a $0.1 million loss in the same prior year period. Gross margin dollars for this segment increased to $38.3 million for the six months ended March 31, 2010, an increase of 476.3% from $6.7 million in the same prior year period. These increases were attributable to higher revenues of $42.8 million for the three month period and $50.1 million for the six month period, reduced charges for excess and obsolete inventory of $1.1 million for the three month period and $2.9 million for the six month period and reduced amortization expense of $0.6 million for the three month period and $1.3 million for the six month period. Gross margin percentage was 37.6% for the three months ended March 31, 2010 as compared to (0.5)% in the same prior year period. Gross margin percentage was 37.1% for the six months ended March 31, 2010 as compared to 12.5% in the same prior year period. These increases are primarily the result of higher absorption of indirect factory overhead on higher revenues. Other factors increasing gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 5.1% for the three month period and 4.7% for the six month period and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 1.0% for the three month period and 1.2% for the six month period.
     Gross margin dollars for our Systems Solutions Group segment increased to $13.1 million for the three months ended March 31, 2010, an increase of 320.7% from a $5.9 million loss for the same prior year period. Gross margin dollars for this segment increased to $20.6 million for the six months ended March 31, 2010, an increase of 369.3% from a $7.7 million loss for the same prior year period. These increases were attributable to higher revenues of $64.4 million for the three month period and $88.8 million for the six month period, decreased charges for excess and obsolete inventory of $4.7 million for the three month period and $7.8 million for the six month period and $0.1 million of reduced amortization expense for the three month period and $0.3 million for the six month period. Gross margin percentage increased to 18.0% for the three months ended March 31, 2010 as compared to (71.8)% in the same prior year period. Gross margin percentage increased to 17.2% for the six months ended March 31, 2010 as compared to (24.8)% in the same prior year period. These increases were primarily attributable to higher absorption of indirect factory overhead on higher revenues. Other factors that led to the increase in gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 52.1% for the three month period and 22.8% for the six month period and reduced amortization expense for completed technology intangible assets, which increased gross margin percentage by 0.2% for both the three and six month periods. These increases in gross margin percentage were partially offset by a less favorable product mix which reduced gross margin percentage by 16.7% for the three month period and 13.8% for the six month period. The less favorable product mix is attributable to increases in Extended Factory product sales which are less profitable than other products within this segment.
     Gross margin of our Global Customer Operations segment increased to $3.3 million for the three months ended March 31, 2010, an increase of 361.7% from the $1.3 million loss in the same prior year period. Gross margin for this segment increased to $6.2 million for the six months ended March 31, 2010, as compared to $0.1 million in the same prior year period. These increases were attributable to a decrease in charges for excess and obsolete inventory of $1.9 million for the three month period and $2.3 million for the six month period and a reduction in amortization expense of $1.1 million for the three month period and $2.2 million for the six month period. The balance of the increase relates primarily to increased revenues of $3.9 million for the three month period and $4.9 million for the six month period. Gross margin percentage for the three months ended March 31, 2010 was 21.2% as compared to (10.8)% in the same prior year period. Gross margin percentage was 19.7% for the six months ended March 31, 2010 as compared to 0.4% in the same prior year period. These increases in gross margin percentage were attributable to decreased charges for excess and obsolete inventory which increased gross margin percentage by 16.1% for the three month period and 8.5% for the six month period and reduced amortization expense increased gross margin percentage by 7.0% for the three month period and 6.9% for the six month period. The balance of the increase is primarily related to higher absorption of indirect overhead costs on higher revenues.
Research and Development
     Research and development, or R&D, expenses for the three months ended March 31, 2010 were $7.7 million, essentially flat with the prior period. R&D expenses for the six months ended March 31, 2010 were $15.2 million, a decrease of $1.7 million, compared to $16.9 million in the same prior year period. This decrease is primarily related to lower labor related costs associated with headcount reductions. Our headcount reductions were implemented to remove redundancies in our R&D infrastructure. We continue to invest in R&D projects that enhance our product and service offerings.
Selling, General and Administrative
     Selling, general and administrative, or SG&A expenses were $20.8 million for the second quarter of fiscal year 2010, a decrease of $4.4 million compared to $25.2 million in the same prior year period. The decrease is primarily attributable to lower litigation costs of $3.6 million and $1.5 million of lower amortization of intangible assets, due primarily to the impairment recorded for those assets during the second quarter of 2009. The decreases in SG&A expenses were partially offset by higher depreciation expense of $0.5 million, which relates primarily to the Oracle ERP system which was placed in service in most of our U.S. based operations during the fourth quarter of fiscal year 2009. SG&A expenses were $39.8 million for the six months ended March 31, 2010, a decrease of $13.0 million compared to $52.8 million in the same prior year period. The decrease is primarily attributable to $5.4 million of reduced litigation costs, lower labor costs of $3.2 million as we reduced our headcount to align our SG&A resources with our new management structure, a $2.9 million reduction in amortization of intangible assets and a $0.9 million reduction in software maintenance costs. The decreases in SG&A expenses were partially offset by higher depreciation expense of $0.9 million, which relates primarily to the Oracle ERP system. We settled our litigation matters with the SEC during fiscal year 2008. We have incurred minimal indemnification costs for these litigation matters during the six months ended March 31, 2010. Our indemnification costs, net of insurance reimbursements, were $3.6 million and $5.4 million for the three and six month periods ended March 31, 2009.
Impairment Charges
     We are required to test our goodwill for impairment at least annually. We conduct this test as of September 30th of each fiscal year. Our test of goodwill at September 30, 2009 indicated that goodwill was not impaired. We have not tested other intangible assets since the end of the second quarter of fiscal 2009, since no events have occurred that would require an impairment assessment.
     We implemented significant restructuring actions during the early part of fiscal year 2009, which led to a realignment of our management structure and our underlying internal financial reporting structure. As a result of these changes, we reallocated goodwill to each of our newly formed reporting units as of March 31, 2009. This reallocation, in conjunction with the weakness we were experiencing in the semiconductor markets at that time, indicated that a potential impairment may exist. As such, we tested our goodwill and other long-lived assets for impairment at March 31, 2009. For three of the five reporting units containing goodwill, we determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those three reporting units. After completing the second step of the goodwill impairment test, we recorded a goodwill impairment of $71.8 million as of March 31, 2009. We also tested our other long-lived assets for impairment as of March 31, 2009. As a result of this analysis, we determined that we had incurred an impairment loss of $35.1 million as of March 31, 2009, and we allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. The impairment related to our completed technology intangible assets and our property, plant and equipment which total $20.5 million, was reported as cost of sales, while the remaining $14.6 million of the impairment loss was reported separately as an operating expense.
Restructuring Charges
     We recorded a restructuring charge of $0.5 million and $2.0 million for the three and six month periods ended March 31, 2010. These charges include severance related costs of $0.4 million and $0.6 million for the three and six month periods, and facility related costs of $0.1 million and $1.4 million for the three and six month periods. The severance costs consist primarily of costs to adjust severance provisions related to general corporate positions eliminated in prior periods. The facility costs include $0.1 million and $0.2 million for the three and six months ended March 31, 2010 to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, we revised the present value discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in our prior period financial statements that, individually and in aggregate, are not material to our financial statements taken as a whole for any related prior periods, and recorded an adjustment of $1.2 million. The restructuring charges for the three months ended March 31, 2010 were primarily related to general corporate support functions. Restructuring charges for the six months ended March 31, 2010 include $0.1 million for our Global Customer Operations segment, with the balance related to general corporate support functions.
     We recorded restructuring charges of $5.9 million and $10.0 million for the three and six months ended March 31, 2009, respectively, in connection with our fiscal 2009 restructuring plan. These charges through the first half of fiscal 2009 consist primarily of severance costs associated with workforce reductions of approximately 400 employees in operations, service and administrative functions across all the main geographies in which we operate. The restructuring charges by segment for the three months ended March 31, 2009 were: Critical Solutions — $2.5 million, Systems Solutions — $1.9 million and Global Customer Operations — $0.7 million. The restructuring charges by segment for the six months ended March 31, 2009 were: Critical Solutions — $3.1 million, Systems Solutions — $2.4 million and Global Customer Operations — $3.3 million. In addition, we incurred $0.8 million and $1.2 million of restructuring charges for the three and six months ended March 31, 2009, respectively, that were related to general corporate functions that support all of our segments.
Interest Income
     Interest income was $0.3 million and $0.6 million for the three and six month periods ended March 31, 2010, as compared to $0.6 million and $1.5 million for the same prior year period. These decreases are primarily due to lower interest rates on our investments.
Sale of Intellectual Property Rights
     During the second quarter of fiscal year 2010, we sold certain patents and patents pending related to our AMHS product line. We recorded a gain of $7.8 million for this sale during the second quarter of 2010. The terms of the sale permit us to continue to use these patents to support our ongoing service and spare parts business included within our Global Customer Operations segment.
Loss on Investment
     During the six months ended March 31, 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. During the six months ended March 31, 2009, we recorded a charge of $1.2 million to write down this investment to market value. We no longer have an equity investment in this entity.
Other Expense, Net
     Other expense, net of $0.1 million for the three months ended March 31, 2010 consists primarily of foreign exchange losses, offset partially by management fee income of $0.1 million. Other expense, net of $0.1 million for the three months ended March 31, 2009 consists primarily of foreign exchange losses, offset partially by management fee income of $0.2 million.

     Other expense, net of $0.3 million for the six months ended March 31, 2010 consists primarily of foreign exchange losses, offset partially by management fee income of $0.2 million. Other expense, net of $0.1 million for the six months ended March 31, 2009 consists of foreign exchange losses, offset partially by management fee income of $0.4 million.
Income Tax Provision (Benefit)
     We recorded an income tax benefit of $2.8 million and $2.2 million for the three and six month periods ended March 31, 2010. This benefit includes a $3.9 million expected refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. This benefit was partially offset by current year alternative minimum taxes and certain state taxes as well as international taxes. Our tax provision is impacted by foreign taxes arising from our international sales mix. The tax provision for the three and six month periods ended March 31, 2009 is principally attributable to taxes on foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2010, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
Equity in Earnings (Losses) of Joint Ventures
     Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.0 million for both the three month periods ended March 31, 2010 and 2009. The income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.2 million for the three months ended March 31, 2010 as compared to $0.0 million in the same prior year period.
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc. was $(0.1) million for the six months ended March 31, 2010, compared to $0.3 million in the same prior year period. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc. was $(0.1) million for the six months ended March 31, 2010 as compared to $0.0 million in the same prior year period.
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
     At March 31, 2010, we had cash, cash equivalents and marketable securities aggregating $125.8 million. This amount was comprised of $48.6 million of cash and cash equivalents, $35.8 million of investments in short-term marketable securities and $41.4 million of investments in long-term marketable securities.
     Cash and cash equivalents were $48.6 million at March 31, 2010, a decrease of $11.4 million from September 30, 2009. This decrease was primarily due to $27.1 million of purchases in marketable securities, net of maturities. This decrease was partially offset by $9.3 million of cash provided by operating activities and $7.8 million of proceeds from the sale of intellectual property rights.
     Cash provided by operating activities was $9.3 million for the six months ended March 31, 2010, and was comprised of net income of $18.1 million, which includes $13.8 million of net non-cash related charges such as $9.5 million of depreciation and amortization and $3.6 million of stock-based compensation which was partially offset by $7.8 million from our gain on sale of intellectual property rights. Further, cash provided by operations was reduced by net increases in working capital of $14.7 million, consisting primarily of $29.3 million of increases in accounts receivable and $19.7 million of increases in inventory. The increases in accounts receivable and inventory were caused by a 129.9% increase in revenues for the six months ended March 31, 2010 as compared to the first six months of fiscal year 2009. In addition, we paid approximately $3.0 million in annual incentive compensation payments during the first quarter of fiscal year 2010 related to the prior fiscal year. Our other current assets have also increased as of March 31, 2010 to reflect the $3.9 million of refundable taxes for the carryback of alternative minimum tax losses. These increases in working capital were partially offset by $40.4 million of increases in accounts payable and $1.1 million of higher deferred revenues.
     Cash used in investing activities was $21.1 million for the six months ended March 31, 2010, and is principally comprised of net purchases of marketable securities of $27.1 million, the purchase of intellectual property related intangible assets for $0.9 million and $1.2 million of capital expenditures. These uses of cash were partially offset by $7.8 million of proceeds from our sale of intellectual property rights and $0.2 million of proceeds from our sale of a minority equity investment in a closely-held Swiss public company. Our capital expenditures for the six months ended March 31, 2009 were $9.1 million, including $6.2 million in expenditures related to our Oracle ERP implementation. We implemented the Oracle ERP system in most of our U.S. operations in July 2009.
     Cash provided by financing activities for the six months ended March 31, 2010 and 2009 is comprised entirely of proceeds from the sale of common stock to employees through our employee stock purchase plan.
     At March 31, 2010, we had approximately $0.5 million of letters of credit outstanding.
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
Recently Enacted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective beginning with our fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning on October 1, 2008. See Note 14. On October 1, 2009 we adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on our financial position or results of operations.
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
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the six months ended March 31, 2010, the unrealized loss on marketable securities was $188,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.2 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 17% of our total sales for the three months ended March 31, 2010. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
     In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $17.1 million at March 31, 2010, and relate to the Euro and a variety of Asian currencies. A majority of our foreign currency loss of $0.5 million for the six months ended March 31, 2010 relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2010 would result in a $1.7 million change in our net income (loss). We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter. It has been reported to us that the parties have reached an agreement in principle to settle this case, subject to the approval of the court and to the conclusion by the parties of necessary settlement processes and documents. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2010. These purchases were made pursuant to the Amended and Restated 2000 Equity Incentive Plan.

			Total Number of
	Total		Shares Purchased as
	Number		Part of Publicly
	of Shares	Average Price Paid	Announced Plans
Period	Purchased	per Share	or Programs
January 1 — 31, 2010	—	$—	—
February 1 — 28, 2010	28,865	8.14	28,865
March 1 — 31, 2010	98,468	8.61	98,468

Total	127,333	$8.50	127,333

Item 5. Other Information
     The Annual Meeting of the stockholders of the Company was held on February 4, 2010. At this meeting, the stockholders were asked to and did vote on the following proposals:

1.	To elect nine directors to serve for the ensuing year and until their successors are duly elected.

	Votes For	Withheld	Broker Non-Vote
A. Clinton Allen	43,712,168	9,161,068	6,720,986
Robert J. Lepofsky	44,131,460	8,741,776	6,720,986
Joseph R. Martin	44,138,955	8,734,281	6,720,986
John K. McGillicuddy	43,275,045	9,598,191	6,720,986
Krishna G. Palepu	42,987,188	9,886,048	6,720,986
C. S. Park	43,913,835	8,959,401	6,720,986
Kirk P. Pond	44,134,901	8,738,335	6,720,986
Alfred Woollacott, III	43,303,087	9,570,149	6,720,986
Mark S. Wrighton	43,270,895	9,602,341	6,720,986
2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the 2010 fiscal year.

Votes For	Votes Against	Abstentions

58,492,430	1,096,480	5,312
Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
10.01	Employment Agreement, effective as of April 5, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz.

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: May 6, 2010	/s/ Martin S. Headley Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 6, 2010	/s/ Timothy S. Mathews Timothy S. Mathews
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Employment Agreement, effective as of April 5, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz.

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.