Form 10-Q
period 2010-06-30
BROOKS AUTOMATION INC
filed 2010-08-05
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 31, 2010: Common stock, $0.01 par value 65,431,685 shares

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30,	September 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$54,987	$59,985
Marketable securities	49,123	28,046
Accounts receivable, net	71,932	38,428
Inventories, net	116,896	84,738
Prepaid expenses and other current assets	13,059	9,992

Total current assets	305,997	221,189
Property, plant and equipment, net	65,531	74,793
Long-term marketable securities	28,816	22,490
Goodwill	48,138	48,138
Intangible assets, net	12,093	14,081
Equity investment in joint ventures	29,795	29,470
Other assets	2,560	3,161

Total assets	$492,930	$413,322

Liabilities and equity
Current liabilities
Accounts payable	$70,506	$26,360
Deferred revenue	4,402	2,916
Accrued warranty and retrofit costs	7,476	5,698
Accrued compensation and benefits	11,869	14,317
Accrued restructuring costs	4,138	5,642
Accrued income taxes payable	1,679	2,686
Accrued expenses and other current liabilities	12,266	12,870

Total current liabilities	112,336	70,489
Accrued long-term restructuring	450	2,019
Income taxes payable	11,098	10,755
Long-term pension liability	8,428	7,913
Other long-term liabilities	2,506	2,523

Total liabilities	134,818	93,699

Contingencies (Note 16)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,796,148 shares issued and 65,334,279 shares outstanding at June 30, 2010, 77,883,173 shares issued and 64,421,304 shares outstanding at September 30, 2009	788	779
Additional paid-in capital	1,800,960	1,795,619
Accumulated other comprehensive income	14,740	16,318
Treasury stock at cost, 13,461,869 shares at June 30, 2010 and September 30, 2009	(200,956)	(200,956)
Accumulated deficit	(1,257,825)	(1,292,631)

Total Brooks Automation, Inc. stockholders’ equity	357,707	319,129
Noncontrolling interest in subsidiaries	405	494

Total equity	358,112	319,623

Total liabilities and equity	$492,930	$413,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Product	$141,789	$31,510	$366,699	$116,479
Services	15,001	12,366	44,641	38,142

Total revenues	156,790	43,876	411,340	154,621

Cost of revenues
Product	99,118	29,301	263,634	115,078
Services	11,767	10,617	36,605	36,477
Impairment of long-lived assets	—	408	—	20,924

Total cost of revenues	110,885	40,326	300,239	172,479

Gross profit (loss)	45,905	3,550	111,101	(17,858)

Operating expenses
Research and development	7,901	7,549	23,119	24,492
Selling, general and administrative	21,200	19,559	61,021	72,400
Impairment of goodwill	—	—	—	71,800
Impairment of long-lived assets	—	—	—	14,588
Restructuring charges	288	2,327	2,294	12,293

Total operating expenses	29,389	29,435	86,434	195,573

Operating income (loss)	16,516	(25,885)	24,667	(213,431)
Interest income	221	536	814	2,079
Interest expense	7	60	34	258
Sale of intellectual property rights	—	—	7,840	—
Loss on investment	—	—	191	1,185
Other (income) expense, net	7	(114)	295	35

Income (loss) before income taxes and equity in earnings (losses) of joint ventures	16,723	(25,295)	32,801	(212,830)
Income tax provision (benefit)	(35)	148	(2,219)	728

Income (loss) before equity in earnings (losses) of joint ventures	16,758	(25,443)	35,020	(213,558)
Equity in earnings (losses) of joint ventures	(112)	(59)	(303)	253

Net income (loss)	$16,646	$(25,502)	$34,717	$(213,305)
Add: Net loss (income) attributable to noncontrolling interests	(74)	(240)	89	(63)

Net income (loss) attributable to Brooks Automation, Inc.	$16,572	$(25,742)	$34,806	$(213,368)

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.26	$(0.41)	$0.55	$(3.40)

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.26	$(0.41)	$0.54	$(3.40)

Shares used in computing earnings (loss) per share
Basic	63,969	63,011	63,679	62,835
Diluted	64,264	63,011	64,123	62,835
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$34,717	$(213,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,029	20,841
Impairment of goodwill	—	71,800
Impairment of long-lived assets	—	35,512
Sale of intellectual property rights	(7,840)	—
Stock-based compensation	4,889	5,007
Amortization of premium on marketable securities	626	70
Undistributed (earnings) losses of joint ventures	303	(253)
Gain on disposal of long-lived assets	(4)	(12)
Loss on investment	191	1,185
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(33,946)	38,432
Inventories	(33,683)	14,324
Prepaid expenses and other current assets	(3,065)	5,199
Accounts payable	44,256	(21,533)
Deferred revenue	1,598	(658)
Accrued warranty and retrofit costs	1,769	(2,558)
Accrued compensation and benefits	(2,433)	(4,313)
Accrued restructuring costs	(3,043)	(1,902)
Accrued expenses and other	(482)	(757)

Net cash provided by (used in) operating activities	17,882	(52,921)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,908)	(10,843)
Purchases of marketable securities	(95,722)	(53,316)
Sale/maturity of marketable securities	67,492	58,903
Proceeds from the sale of intellectual property rights	7,840	—
Proceeds from the sale of long-lived assets	—	1,093
Purchase of intangible assets	(892)	(38)
Other	243	—

Net cash used in investing activities	(22,947)	(4,201)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	609	675

Net cash provided by financing activities	609	675

Effects of exchange rate changes on cash and cash equivalents	(542)	(886)

Net decrease in cash and cash equivalents	(4,998)	(57,333)
Cash and cash equivalents, beginning of period	59,985	110,269

Cash and cash equivalents, end of period	$54,987	$52,936

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
Recently Enacted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning on October 1, 2008. See Note 15. On October 1, 2009 the Company adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on its financial position or results of operations.
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
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”), which requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.
2. Stock Based Compensation
     The following table reflects compensation expense recorded during the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	$42	$47	$127	$252
Restricted stock	1,170	1,463	4,439	4,421
Employee stock purchase plan	116	103	323	334

	$1,328	$1,613	$4,889	$5,007

     The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted. The fair value per share of restricted stock is equal to the number of shares granted and the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock on the date of grant. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model. For the three and nine months ended June 30, 2010, the Company recorded $0 and $0.4 million, respectively, of expense on stock-based awards that have performance goals which vested in the Company’s second fiscal quarter of 2010.
     During the three months ended March 31, 2010 and June 30, 2010, the Company granted 153,000 and 100,000 shares, respectively, of restricted stock to members of senior management of which 76,500 and 50,000 shares, respectively, vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2012. Total compensation on these awards is a maximum of $2.2 million. Awards only subject to service criteria are being recorded to expense ratably over the three year vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.
Stock Option Activity
     The following table summarizes stock option activity for the nine months ended June 30, 2010:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2009	1,189,897		$17.54
Exercised	(2,200)		$8.57
Forfeited/expired	(383,319)		$14.24

Outstanding at June 30, 2010	804,378	1.3 years	$19.14	$6

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Vested and unvested expected to vest at June 30, 2010	803,866	1.2 years	$19.14	$6
Options exercisable at June 30, 2010	779,378	1.2 years	$19.33	$6
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $7.73 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three and nine months ended June 30, 2010 and 2009. There were no stock option exercises in the three and nine months ended June 30, 2009. The total intrinsic value of options exercised during the three and nine months ended June 30, 2010 was $3,000. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended June 30, 2010 was $19,000.
     As of June 30, 2010 future compensation cost related to nonvested stock options is $58,000 and will be recognized over an estimated weighted average period of 0.3 years.
Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of June 30, 2010 and changes during the nine months ended June 30, 2010 is as follows:

	Nine months ended
	June 30, 2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2009	1,162,086	$8.96
Awards granted	1,021,846	8.74
Awards vested	(760,382)	8.52
Awards canceled	(23,013)	7.31

Outstanding at June 30, 2010	1,400,537	$9.07
     In November 2009, the Company’s Board of Directors (“the Board”) approved the payment of performance based variable compensation awards to certain executive management employees related to fiscal year 2009 performance. The Board chose to pay these awards in fully vested shares of the Company’s common stock rather than cash. The Company granted 178,346 shares based on the closing share price as of November 13, 2009. The $1.4 million of compensation expense related to these awards was recorded during fiscal year 2009 as selling, general and administrative expense.
     The fair value of restricted stock awards vested during the three months ended June 30, 2010 and 2009 was $0.9 million and $1.0 million, respectively. The fair value of restricted stock awards vested during the nine months ended June 30, 2010 was $6.4 million, which includes the $1.4 million of compensation expense related to the fiscal year 2009 variable compensation award. The fair value of restricted stock awards vested during the nine months ended June 30, 2009 was $3.4 million.
     As of June 30, 2010, the unrecognized compensation cost related to nonvested restricted stock is $7.9 million and will be recognized over an estimated weighted average amortization period of 1.7 years.
Employee Stock Purchase Plan
     There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2010 and 2009. There were 116,160 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2010 for aggregate proceeds of $0.6 million. There were 172,437 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2009 for aggregate proceeds of $0.7 million.
3. Goodwill
     The components of the Company’s goodwill by business segment at June 30, 2010 are as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Other	Total
Gross goodwill	$353,253	$151,184	$151,238	$7,421	$663,096
Less: aggregate impairment charges recorded	(305,115)	(151,184)	(151,238)	(7,421)	(614,958)

	$48,138	$—	$—	$—	$48,138

     The Company did not have any adjustments to goodwill during the three and nine months ended June 30, 2010.
     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2010			September 30, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$7,808	$6,860	$948	$6,915	$6,812	$103
Completed technology	43,502	36,650	6,852	43,502	35,280	8,222
Trademarks and trade names	3,779	3,300	479	3,779	3,060	719
Customer relationships	18,860	15,046	3,814	18,860	13,823	5,037

	$73,949	$61,856	$12,093	$73,056	$58,975	$14,081

     During the three months ended March 31, 2010, the Company acquired certain patents and other intellectual property from an entity that had ceased operations. This intellectual property supports certain products in the Company’s Systems Solution Group segment. The total cost of this property was $0.9 million, and this cost will be amortized to cost of sales over a ten year life.
4. Income Taxes
     The Company recorded an income tax benefit of $0.0 million and $(2.2) million in the three and nine months ended June 30, 2010, respectively. The recognized tax benefit includes the tax effect of the November 2009 enactment of the Worker, Home Ownership and Business Assistance Act of 2009. The new law allows for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. The result is an aggregate refund of alternative minimum tax of $3.9 million. This benefit was partially offset by current year alternative minimum taxes and certain state taxes as well as international taxes.
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2003. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company anticipates that several of these audits may be finalized within the next 12 months. The Company currently anticipates that approximately $0.4 million will be realized in the fourth quarter of fiscal year 2010 as a result of the expiration of certain non-U.S. statutes of limitations, all of which will impact the Company’s fiscal year 2010 effective tax rate.
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding used in computing basic earnings (loss) per share	63,969	63,011	63,679	62,835
Dilutive common stock options and restricted stock awards	295	—	444	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	64,264	63,011	64,123	62,835

     Approximately 784,000 and 1,339,000 options to purchase common stock and 257,000 and 1,248,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended June 30, 2010 and 2009, respectively, as their effect would be anti-dilutive. In addition, approximately 934,000 and 1,544,000 options to purchase common stock and 123,000 and 1,072,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the nine months ended June 30, 2010 and 2009, respectively, as their effect would be anti-dilutive.
6. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$16,646	$(25,502)	$34,717	$(213,305)
Change in cumulative translation adjustment	(2,020)	817	(1,384)	2,266
Unrealized gain (loss) on marketable securities	(6)	584	(194)	765
Actuarial losses arising under employers’ accounting for defined benefit pension plans	—	(4,817)	—	(4,817)

Comprehensive income (loss)	14,620	(28,918)	33,139	(215,091)
Add: Comprehensive loss (income) attributable to noncontrolling interests	(74)	(240)	89	(63)

Comprehensive income (loss) attributable to Brooks Automation, Inc.	$14,546	$(29,158)	$33,228	$(215,154)

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

     Financial information for the Company’s business segments is as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Total
Three months ended June 30, 2010
Revenues
Product	$64,032	$77,162	$595	$141,789
Services	—	—	15,001	15,001

	$64,032	$77,162	$15,596	$156,790

Gross profit	$25,610	$16,789	$3,506	$45,905
Segment operating income (loss)	$10,239	$7,553	$(264)	$17,528
Three months ended June 30, 2009
Revenues
Product	$16,800	$14,227	$483	$31,510
Services	—	—	12,366	12,366

	$16,800	$14,227	$12,849	$43,876

Gross profit	$913	$1,082	$1,963	$3,958
Segment operating loss	$(12,477)	$(6,309)	$(2,979)	$(21,765)
Nine months ended June 30, 2010
Revenues
Product	$167,251	$196,834	$2,614	$366,699
Services	—	—	44,641	44,641

	$167,251	$196,834	$47,255	$411,340

Gross profit	$63,941	$37,410	$9,750	$111,101
Segment operating income (loss)	$19,803	$12,004	$(2,686)	$29,121
Nine months ended June 30, 2009
Revenues
Product	$69,920	$45,111	$1,448	$116,479
Services	—	—	38,142	38,142

	$69,920	$45,111	$39,590	$154,621

Gross profit (loss)	$7,564	$(6,576)	$2,078	$3,066
Segment operating loss	$(34,532)	$(34,818)	$(13,789)	$(83,139)
Assets
June 30, 2010	$159,243	$117,207	$46,960	$323,410
September 30, 2009	$138,930	$70,537	$56,007	$265,474
     A reconciliation of the Company’s reportable segment gross profit (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment gross profit	$45,905	$3,958	$111,101	$3,066
Impairment of long-lived assets	—	(408)	—	(20,924)

Total gross profit (loss)	$45,905	$3,550	$111,101	$(17,858)

     A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment operating income (loss)	$17,528	$(21,765)	$29,121	$(83,139)
Other unallocated corporate expenses	232	1,004	684	6,421
Amortization of acquired intangible assets	492	381	1,476	4,266
Impairment of goodwill	—	—	—	71,800
Impairment of long-lived assets	—	408	—	35,512
Restructuring charges	288	2,327	2,294	12,293

Total operating income (loss)	$16,516	$(25,885)	$24,667	$(213,431)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2010 and September 30, 2009 is as follows (in thousands):

	June 30,	September 30,
	2010	2009
Segment assets	$323,410	$265,474
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	169,520	147,848

Total assets	$492,930	$413,322

8. Significant Customers
     The Company had three customers that accounted for more than 10% of revenues for the three months ended June 30, 2010 and two customers that accounted for more than 10% of revenues for the nine months ended June 30, 2010. The Company had one customer that accounted for more than 10% of revenues for the three and nine months ended June 30, 2009.
9. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $288,000 and $2,294,000 in the three and nine months ended June 30, 2010, respectively. These charges include severance related costs of $199,000 and $754,000 for the three and nine month periods, and facility related costs of $89,000 and $1,540,000 for the three and nine month periods. The severance costs consist primarily of costs to adjust severance provisions related to general corporate positions eliminated in prior periods. The facility costs include $89,000 and $317,000 for the three and nine months ended June 30, 2010 to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, the Company revised the present value discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in its prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods, and recorded an adjustment of $1,221,000. The restructuring charges for the three and nine months ended June 30, 2010 were primarily related to general corporate support functions.
     The Company recorded restructuring charges of $2,327,000 and $12,293,000 for the three and nine months ended June 30, 2009, respectively, in connection with its fiscal 2009 restructuring plan. These charges through the first nine months of fiscal 2009 consist of $10,849,000 of severance costs associated with workforce reductions of approximately 440 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for the three months ended June 30, 2009 were: Critical Solutions — $0.3 million, Systems Solutions — $1.2 million and Global Customer Operations — $(0.2) million. The restructuring charges by segment for the nine months ended June 30, 2009 were: Critical Solutions — $3.4 million, Systems Solutions — $3.6 million and Global Customer Operations — $3.1 million. In addition, the Company incurred $1.0 million and $2.2 million of restructuring charges for the three and nine months ended June 30, 2009, respectively, that were related to general corporate functions that support all of its segments.

     The activity for the three and nine months ended June 30, 2010 and 2009 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2010
	Balance			Balance
	March 31,			June 30,
	2010	Expense	Utilization	2010
Facilities and other	$5,496	$89	$(1,047)	$4,538
Workforce-related	282	199	(431)	50

	$5,778	$288	$(1,478)	$4,588

	Activity — Three Months Ended June 30, 2009
	Balance			Balance
	March 31,			June 30,
	2009	Expense	Utilization	2009
Facilities and other	$7,674	$1,359	$(1,765)	$7,268
Workforce-related	6,812	968	(4,311)	3,469

	$14,486	$2,327	$(6,076)	$10,737

	Activity — Nine Months Ended June 30, 2010
	Balance			Balance
	September 30,			June 30,
	2009	Expense	Utilization	2010
Facilities and other	$6,289	$1,540	$(3,291)	$4,538
Workforce-related	1,372	754	(2,076)	50

	$7,661	$2,294	$(5,367)	$4,588

	Activity — Nine Months Ended June 30, 2009
	Balance			Balance
	September 30,			June 30,
	2008	Expense	Utilization	2009
Facilities and other	$9,658	$1,444	$(3,834)	$7,268
Workforce-related	3,005	10,849	(10,385)	3,469

	$12,663	$12,293	$(14,219)	$10,737

     The Company expects the majority of the remaining severance costs totaling $50,000 will be paid over the next twelve months. The expected facilities costs, totaling $4,538,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
10. Loss on Investment
     During the nine months ended June 30, 2010, the Company recorded a charge of $0.2 million for the sale of its minority equity investment in a closely-held Swiss public company. During the nine months ended June 30, 2009, the Company recorded a charge of $1.2 million to write-down this investment to market value. As of June 30, 2010, the Company no longer had an equity investment in this entity.
11. Sale of Intellectual Property Rights
     During the nine months ended June 30, 2010, the Company sold certain patents and patents pending related to certain products supported by the Global Customer Operations segment. A gain of $7.8 million was recorded for this sale during the nine months ended June 30, 2010. The terms of the sale permit the Company to continue to use these patents to support its ongoing service and spare parts business.
12. Employee Benefit Plans
     In connection with the acquisition of Helix Technology Corporation (“Helix”) in October 2005, the Company assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). The Company froze the benefit accruals and future participation in this plan as of October 31, 2006. The Company expects to contribute $0.7 million in contributions to the Plan in fiscal 2010.

     The components of the Company’s net pension cost related to the Plan for the three and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$25	$25	$75	$75
Interest cost	194	171	581	514
Amortization of losses	82	—	245	—
Settlement loss	—	710	—	710
Expected return on assets	(151)	(199)	(453)	(597)

Net periodic pension (benefit) cost	$150	$707	$448	$702

13. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2010	2009
Accounts receivable	$72,538	$39,147
Less allowances	606	719

	$71,932	$38,428

Inventories, net
Raw materials and purchased parts	$84,285	$65,815
Work-in-process	21,409	13,588
Finished goods	11,202	5,335

	$116,896	$84,738

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

Activity — Three Months Ended June 30, 2010
Balance			Balance
March 31,			June 30,
2010	Accruals	Settlements	2010
$7,122	$2,997	$(2,643)	$7,476

Activity — Three Months Ended June 30, 2009
Balance			Balance
March 31,			June 30,
2009	Accruals	Settlements	2009
$6,667	$1,500	$(2,546)	$5,621

Activity — Nine Months Ended June 30, 2010
Balance			Balance
September 30,			June 30,
2009	Accruals	Settlements	2010
$5,698	$9,447	$(7,669)	$7,476

Activity — Nine Months Ended June 30, 2009
Balance			Balance
September 30,			June 30,
2008	Accruals	Settlements	2009
$8,174	$6,459	$(9,012)	$5,621

14. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”) with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended June 30, 2010 and 2009, the Company recorded income associated with UCI of $0.3 million and $0.0 million, respectively. For the nine months ended June 30, 2010 and 2009, the Company recorded income associated with UCI of $0.1 million and $0.3 million, respectively. At June 30, 2010, the carrying value of UCI in the Company’s consolidated balance sheet was $27.0 million. For the three months ended June 30, 2010 and 2009, management fee payments received by the Company from UCI were $0.2 million and $0.1 million, respectively. For the nine months ended June 30, 2010 and 2009, management fee payments received by the Company from UCI were $0.4 million and $0.5 million, respectively. For the three months ended June 30, 2010 and 2009, the Company incurred charges from UCI for products or services of $0.0 million and $0.1 million, respectively. For the nine months ended June 30, 2010 and 2009, the Company incurred charges from UCI for products or services of $0.2 million and $0.4 million, respectively. At June 30, 2010 and September 30, 2009 the Company owed UCI $0.0 million in connection with accounts payable for unpaid products and services.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended June 30, 2010 and 2009, the Company recorded a loss associated with YBA of $0.4 million and $0.0 million, respectively. For the nine months ended June 30, 2010 and 2009, the Company recorded a loss associated with YBA of $0.4 million and $0.0 million, respectively. At June 30, 2010, the carrying value of YBA in the Company’s consolidated balance sheet was $2.8 million. For the three months ended June 30, 2010 and 2009, revenues earned by the Company from YBA were $4.5 million and $1.9 million, respectively. For the nine months ended June 30, 2010 and 2009, revenues earned by the Company from YBA were $10.4 million and $5.5 million, respectively. The amount due from YBA included in accounts receivable at June 30, 2010 and September 30, 2009 was $6.0 million and $2.4 million, respectively. For the three months and nine months ended June 30, 2010, the Company incurred charges from YBA for products or services of $0.0 million and $0.1 million, respectively. For the three months and nine months ended June 30, 2009, the Company incurred charges from YBA for products or services of $0.1 million and $0.5 million, respectively. At June 30, 2010 and September 30, 2009 the Company did not owe YBA any amount in connection with accounts payable for unpaid products and services.
     These investments are accounted for using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.
15. Fair Value Measurements
     The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

     Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2010, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$25,257	$25,257	$—	$—
Available-for-sale securities	77,939	31,226	46,713	—

Total Assets	$103,196	$56,483	$46,713	$—

Cash Equivalents
     Cash equivalents of $25.3 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $31.2 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $46.7 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
16. Contingencies
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter. The parties have also been engaged in discussions to seek a settlement of the case, and those discussions continue. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.

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
Overview
     We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success. Our largest served market is the semiconductor manufacturing industry, which represented 71% and 84% of our consolidated revenues for fiscal year 2009 and the first nine months of fiscal year 2010, respectively. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and industrial markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. After a period of cyclical expansion, a downturn started in the fourth quarter of fiscal year 2007 that continued through the second quarter of fiscal year 2009. Since that time, during a period of renewed industry expansion, our revenues have significantly increased in each fiscal quarter.
     Throughout fiscal years 2008 and 2009, we implemented a number of cost reduction programs to improve productivity and align our cost structure with a reduced demand environment. Our cost reduction efforts focused on actions that would decrease our overhead cost structure for the foreseeable future. Although we have added personnel during the first nine months of fiscal year 2010, including temporary employees, these additions were made primarily to address increased production requirements. At present, we do not anticipate significantly increasing our overhead structure as our revenues recover.
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
     The Systems Solutions Group segment provides a range of products and engineering and manufacturing services, which include our Extended Factory services. Our Extended Factory product offering provides services to build equipment front-end modules and other subassemblies which enable our customers to effectively develop and source high quality and high reliability process tools for semiconductor and adjacent market applications.
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
     On April 5, 2010, we appointed Stephen S. Schwartz as the Company’s President. At the same time, Mr. Schwartz became a member of a newly formed Office of the Chief Executive with Robert J. Lepofsky, Chief Executive Officer, and Martin S. Headley, Executive Vice President and Chief Financial Officer. On August 4, 2010, Mr. Lepofsky announced his intent to retire as of September 30, 2010. Effective October 1, 2010, Mr. Schwartz will succeed Mr. Lepofsky as Chief Executive Officer.

Three and Nine Months Ended June 30, 2010, Compared to Three and Nine Months Ended June 30, 2009
Revenues
     We reported revenues of $156.8 million for the three months ended June 30, 2010, compared to $43.9 million in the same prior year period, a 257.3% increase. The total increase in revenues of $112.9 million impacted all of our operating segments. Our Critical Solutions Group segment revenues increased by $47.2 million, our System Solutions Group segment revenues increased by $63.0 million and our Global Customer Operations segment revenues increased by $2.7 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     We reported revenues of $411.3 million for the nine months ended June 30, 2010, compared to $154.6 million in the same prior year period, a 166.0% increase. The total increase in revenues of $256.7 million impacted all of our operating segments. Our Critical Solutions Group segment revenues increased by $97.3 million and our System Solutions Group segment revenues increased by $151.7 million. Additionally, our Global Customer Operations segment revenues increased by $7.7 million reflecting an increased active installed base of products for service. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     Our Critical Solutions Group segment reported revenues of $64.0 million for the three months ended June 30, 2010, an increase of 281.1% from $16.8 million in the same prior year period. This segment reported revenues of $167.3 million for the nine months ended June 30, 2010, an increase of 139.2% from $69.9 million in the same prior year period. These increases are primarily attributable to higher volumes of shipments to semiconductor capital equipment customers, which increased $79.2 million, or 216.2%, for the nine months ended June 30, 2010 as compared to the same prior year period. This segment also experienced an increase in revenues of $18.2 million, or 54.6%, from non-semiconductor customers for the nine months ended June 30, 2010 as compared to the same prior year period.
     Our System Solutions Group segment reported revenues of $77.2 million for the three months ended June 30, 2010, a 442.4% increase from $14.2 million in the same prior year period. This segment reported revenues of $196.8 million for the nine months ended June 30, 2010, a 336.3% increase from $45.1 million in the same prior year period. These increases are attributable to increased demand for semiconductor capital equipment. Included within this segment is our Extended Factory product offering. Revenue from our Extended Factory product was the largest contributor to increased revenues in this segment.
     Our Global Customer Operations segment reported revenues of $15.6 million for the three months ended June 30, 2010, a 21.4% increase from $12.9 million in the same prior year period. This segment reported revenues of $47.3 million for the nine months ended June 30, 2010, a 19.4% increase from $39.6 million in the same prior year period. These increases are primarily related to higher service contract and repair revenues. All service revenues included in our unaudited consolidated statements of operations, which include service contract and repair services, are related to our Global Customer Operations segment.
Gross Profit
     Gross margin dollars increased to $45.9 million for the three months ended June 30, 2010, an increase of 1,193.1% from $3.6 million for the same prior year period. This increase was attributable to higher revenues of $112.9 million, a $1.5 million reduction in charges for excess and obsolete inventory and a $0.4 million fixed asset impairment charge related to our fiscal 2009 restructuring plan. Gross margin dollars increased to $111.1 million for the nine months ended June 30, 2010, an increase of 722.1% from a $17.9 million loss for the same prior year period. This increase was attributable to higher revenues of $256.7 million, an asset impairment charge primarily related to intangible assets of $20.9 million which reduced the prior year gross profit, a $14.4 million reduction in charges for excess and obsolete inventory and $3.7 million of reduced amortization expense for completed technology intangible assets.
     Gross margin for the three and nine months ended June 30, 2010 was reduced by $0.5 million and $1.4 million, respectively, for amortization of completed technology intangible assets, which relates primarily to the acquisition of Helix Technology Corporation (“Helix”) in October 2005. Amortization by operating segment for the three and nine months ended June 30, 2010 was as follows: Critical Solutions Group — $0.4 million and $1.1 million, respectively; and, Global Customer Operations — $0.1 million and $0.3 million, respectively. Gross margin for the three and nine months ended June 30, 2009 was reduced by $0.5 million and $5.1 million, respectively, for amortization of completed technology intangible assets. Amortization by operating segment for the three and nine months ended June 30, 2009 was as follows: Critical Solutions Group — $0.4 million and $2.3 million, respectively; System Solutions Group — $0.0 million and $0.3 million, respectively; and Global Customer Operations — $0.1 million and $2.5 million, respectively.

     Gross margin percentage increased to 29.3% for the three months ended June 30, 2010, compared to 8.1% for the same prior year period. Gross margin percentage increased to 27.0% for the nine months ended June 30, 2010, compared to (11.5)% for the same prior year period. These increases are primarily attributable to higher absorption of indirect factory overhead on higher revenues. Other factors that increased gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 3.1% for the three month period and 8.5% for the nine month period and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 0.9% for the nine month period. Further, the prior year gross margin percentage was adversely impacted by asset impairment charges which reduced gross margin percentage by 0.9% for the three month period and 13.5% for the nine month period. The increases in the current year gross margin percentage were partially offset by a less favorable product mix from the rapid growth of our Extended Factory product offering which reduced gross margin percentage by 9.3% and 7.6% for the three and nine months ended June 30, 2010.
     Gross margin dollars for our Critical Solutions Group segment increased to $25.6 million for the three months ended June 30, 2010, an increase of 2,705.0% from $0.9 million in the same prior year period. Gross margin dollars for this segment increased to $63.9 million for the nine months ended June 30, 2010, an increase of 745.3% from $7.6 million in the same prior year period. These increases were attributable to higher revenues of $47.2 million for the three month period and $97.3 million for the nine month period, reduced charges for excess and obsolete inventory of $1.2 million for the three month period and $4.0 million for the nine month period and reduced amortization expense of $1.3 million for the nine month period. Gross margin percentage was 40.0% for the three months ended June 30, 2010 as compared to 5.4% in the same prior year period. Gross margin percentage was 38.2% for the nine months ended June 30, 2010 as compared to 10.8% in the same prior year period. These increases are primarily the result of higher absorption of indirect factory overhead on higher revenues. Other factors increasing gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 5.1% for the three month period and 4.9% for the nine month period and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 0.7% for the nine month period.
     Gross margin dollars for our Systems Solutions Group segment increased to $16.8 million for the three months ended June 30, 2010, an increase of 1,451.7% from $1.1 million for the same prior year period. Gross margin dollars for this segment increased to $37.4 million for the nine months ended June 30, 2010, an increase of 668.9% from a $6.6 million loss for the same prior year period. These increases were attributable to higher revenues of $62.9 million for the three month period and $151.7 million for the nine month period, decreased charges for excess and obsolete inventory of $0.6 million for the three month period and $8.4 million for the nine month period and $0.3 million of reduced amortization expense for the nine month period. Gross margin percentage increased to 21.8% for the three months ended June 30, 2010 as compared to 7.6% in the same prior year period. Gross margin percentage increased to 19.0% for the nine months ended June 30, 2010 as compared to (14.6)% in the same prior year period. These increases were primarily attributable to higher absorption of indirect factory overhead on higher revenues. In addition, decreased charges for excess and obsolete inventory led to an increase in gross margin percentage of 2.4% for the three month period and 16.4% for the nine month period. These increases in gross margin percentage were partially offset by a less favorable product mix which reduced gross margin percentage by 18.9% for the three month period and 15.8% for the nine month period. The less favorable product mix is attributable to increases in Extended Factory product sales which are less profitable than other products within this segment.
     Gross margin of our Global Customer Operations segment increased to $3.5 million for the three months ended June 30, 2010, an increase of 78.6% from $2.0 million in the same prior year period. Gross margin for this segment increased to $9.8 million for the nine months ended June 30, 2010, as compared to $2.1 million in the same prior year period. These increases were attributable to increased revenues of $2.7 million for the three month period and $7.7 million for the nine month period. Additionally, for the nine month period this segment experienced a decrease in charges for excess and obsolete inventory of $2.0 million and a reduction in amortization expense of $2.2 million. Gross margin increases for the three months ended June 30, 2010 were partially offset by $0.3 million of increased charges for excess and obsolete inventory as usage assumptions regarding certain repair parts were revised. Gross margin percentage for the three months ended June 30, 2010 was 22.5% as compared to 15.3% in the same prior year period. Gross margin percentage was 20.6% for the nine months ended June 30, 2010 as compared to 5.2% in the same prior year period. These increases in gross margin percentage were primarily related to higher absorption of indirect overhead costs on higher revenues. Other factors contributing to the increase include decreased charges for excess and obsolete inventory which increased gross margin percentage by 5.2% for the nine month period and reduced amortization expense increased gross margin percentage by 4.6% for the nine month period. Gross margin percentage for the three month period was negatively impacted by 1.7% for higher charges for excess and obsolete inventory.
Research and Development

     Research and development (“R&D”) expenses for the three months ended June 30, 2010 were $7.9 million, an increase of $0.4 million from the prior period. The increase is primarily related to increased costs to support new products in our Critical Solutions Group. R&D expenses for the nine months ended June 30, 2010 were $23.1 million, a decrease of $1.4 million, compared to $24.5 million in the same prior year period. This decrease is primarily related to lower labor related costs associated with headcount reductions. Our headcount reductions were implemented to remove redundancies in our R&D infrastructure. We continue to invest in R&D projects that enhance our product and service offerings.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses were $21.2 million for the three months ended June 30, 2010, an increase of $1.6 million compared to $19.6 million in the same prior year period. The increase is primarily attributable to higher outside sales commission costs of $0.7 million on significantly higher revenues and higher depreciation expense of $0.6 million, which relates primarily to the Oracle ERP system which was placed in service in most of our U.S. based operations during the fourth quarter of fiscal year 2009. SG&A expenses were $61.0 million for the nine months ended June 30, 2010, a decrease of $11.4 million compared to $72.4 million in the same prior year period. The decrease is primarily attributable to $6.2 million of reduced litigation costs, lower labor costs of $2.7 million as we reduced our headcount to align our SG&A resources with our new management structure, a $2.8 million reduction in amortization of intangible assets and a $1.0 million reduction in software maintenance costs. The decreases in SG&A expenses were partially offset by higher depreciation expense of $1.5 million, which relates primarily to the Oracle ERP system. We settled our litigation matters with the United States Securities and Exchange Commission (the “SEC”) during fiscal year 2008. We have incurred minimal indemnification costs for these litigation matters during the nine months ended June 30, 2010.
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

Restructuring Charges
     We recorded a restructuring charge of $0.3 million and $2.3 million for the three and nine month periods ended June 30, 2010. These charges include severance related costs of $0.2 million and $0.8 million for the three and nine month periods, and facility related costs of $0.1 million and $1.5 million for the three and nine month periods. The severance costs primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs include $0.1 million and $0.3 million for the three and nine months ended June 30, 2010 to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, we revised the present value discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in our prior period financial statements that, individually and in aggregate, are not material to our financial statements taken as a whole for any related prior periods, and recorded an adjustment of $1.2 million. The restructuring charges for the three and nine months ended June 30, 2010 were primarily related to general corporate support functions.
     We recorded restructuring charges of $2.3 million and $12.3 million for the three and nine months ended June 30, 2009, respectively, in connection with our fiscal 2009 restructuring plan. These charges through the first nine months of fiscal 2009 consist of $10.8 million of severance costs associated with workforce reductions of approximately 440 employees in operations, service and administrative functions across all the main geographies in which we operate, facility closure costs of $0.6 million to close one manufacturing operation located in the United States, and other restructuring costs of $0.9 million. The restructuring charges by segment for the three months ended June 30, 2009 were: Critical Solutions — $0.3 million, Systems Solutions — $1.2 million and Global Customer Operations — $(0.2) million. The restructuring charges by segment for the nine months ended June 30, 2009 were: Critical Solutions — $3.4 million, Systems Solutions — $3.6 million and Global Customer Operations — $3.1 million. In addition, we incurred $1.0 million and $2.2 million of restructuring charges for the three and nine months ended June 30, 2009, respectively, that were related to general corporate functions that support all of our segments.
Interest Income
     Interest income was $0.2 million and $0.8 million for the three and nine month periods ended June 30, 2010, as compared to $0.5 million and $2.1 million for the same prior year period. These decreases are primarily due to lower interest rates on our investments.
Sale of Intellectual Property Rights
     During the nine months ended June 30, 2010, we sold certain patents and patents pending related to our AMHS product line. We recorded a gain of $7.8 million for this sale during the second quarter of 2010. The terms of the sale permit us to continue to use these patents to support our ongoing service and spare parts business included within our Global Customer Operations segment.
Loss on Investment
     During the nine months ended June 30, 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. During the nine months ended June 30, 2009, we recorded a charge of $1.2 million to write down this investment to market value. We no longer have an equity investment in this entity.
Other (Income) Expense, Net

     Other expense, net of $0.0 million for the three months ended June 30, 2010 consists primarily of foreign exchange losses, offset partially by management fee income of $0.2 million. Other income, net of $0.1 million for the three months ended June 30, 2009 consists primarily of management fee income.
     Other expense, net of $0.3 million for the nine months ended June 30, 2010 consists primarily of foreign exchange losses, offset partially by management fee income of $0.4 million. Other expense, net for the nine months ended June 30, 2009 consists of foreign exchange losses, offset fully by management fee income of $0.5 million.
Income Tax Provision (Benefit)
     We recorded an income tax benefit of $0.0 million and $(2.2) million for the three and nine month periods ended June 30, 2010. This benefit includes a $3.9 million expected refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. This benefit was partially offset by current year alternative minimum taxes and certain state taxes as well as international taxes. Our tax provision is impacted by foreign taxes arising from our international sales mix. The tax provision for the three and nine month periods ended June 30, 2009 is principally attributable to taxes on foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2010, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
Equity in Earnings (Losses) of Joint Ventures
     Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.3 million for the three month ended June 30, 2010 as compared to $0.0 million for the same prior year period. The loss associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.4) million for the three months ended June 30, 2010 as compared to $(0.1) million in the same prior year period.
     Income associated with our 50% interest in ULVAC Cryogenics, Inc. was $0.1 million for the nine months ended June 30, 2010, compared to $0.3 million in the same prior year period. The loss associated with our 50% interest in Yaskawa Brooks Automation, Inc. was $(0.4) million for the nine months ended June 30, 2010 as compared to $0.0 million in the same prior year period.
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
     At June 30, 2010, we had cash, cash equivalents and marketable securities aggregating $132.9 million. This amount was comprised of $55.0 million of cash and cash equivalents, $49.1 million of investments in short-term marketable securities and $28.8 million of investments in long-term marketable securities.
     Cash and cash equivalents were $55.0 million at June 30, 2010, a decrease of $5.0 million from September 30, 2009. This decrease was primarily due to $28.2 million of purchases in marketable securities, net of maturities, capital expenditures of $1.9 million and the purchase of intangible assets for $0.9 million. This decrease was partially offset by $17.9 million of cash provided by operating activities and $7.8 million of proceeds from the sale of intellectual property rights.
     Cash provided by operating activities was $17.9 million for the nine months ended June 30, 2010, and was comprised of net income of $34.7 million, which includes $12.1 million of net non-cash related charges such as $14.0 million of depreciation and amortization and $4.9 million of stock-based compensation which was partially offset by $7.8 million from our gain on sale of intellectual property rights. Further, cash provided by operations was reduced by net increases in working capital of $29.0 million, consisting primarily of $33.9 million of increases in accounts receivable and $33.7 million of increases in inventory. The increases in accounts receivable and inventory were caused by a 166.0% increase in revenues for the nine months ended June 30, 2010 as compared to the first nine months of fiscal year 2009. Our other current assets have also increased as of June 30, 2010 to reflect the $3.9 million of refundable taxes for the carryback of alternative minimum tax losses. These increases in working capital were partially offset by $44.3 million of increases in accounts payable, $1.8 million of increases in accrued warranty and retrofit costs and $1.6 million of higher deferred revenues. The increases in these liabilities are the result of increased business activities.
     Cash used in investing activities was $22.9 million for the nine months ended June 30, 2010, and is principally comprised of net purchases of marketable securities of $28.2 million, the purchase of intellectual property related intangible assets for $0.9 million and $1.9 million of capital expenditures. These uses of cash were partially offset by $7.8 million of proceeds from our sale of intellectual property rights and $0.2 million of proceeds from our sale of a minority equity investment in a closely-held Swiss public company. Our capital expenditures for the nine months ended June 30, 2009 were $10.8 million, including $7.4 million in expenditures related to our Oracle ERP implementation. We implemented the Oracle ERP system for most of our U.S. operations in July 2009.
     Cash provided by financing activities for the nine months ended June 30, 2010 and 2009 is comprised primarily of proceeds from the sale of common stock to employees through our employee stock purchase plan.
     At June 30, 2010, we had approximately $0.3 million of letters of credit outstanding.
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
     On June 21, 2010, we filed a registration statement on Form S-3 with the SEC to sell up to $200 million of securities, before any fees or expenses of the offering. Securities that may be sold include common stock, preferred stock, warrants or debt securities. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC.
Recently Enacted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective beginning with our fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning on October 1, 2008. See Note 15. On October 1, 2009 we adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on our financial position or results of operations.
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
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”), which requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this standard on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the nine months ended June 30, 2010, the unrealized loss on marketable securities was $194,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.2 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 13% of our total sales for the three months ended June 30, 2010. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
     In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $12.4 million at June 30, 2010, and relate to the Euro and a variety of Asian currencies. A majority of our foreign currency loss of $0.7 million for the nine months ended June 30, 2010 relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2010 would result in a $1.2 million change in our net income (loss). We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, including our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective.
     Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Securities Exchange Act of 1934 for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter. The parties have also been engaged in discussions to seek a settlement of the case, and those discussions continue. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2010. These purchases were made pursuant to the Amended and Restated 2000 Equity Incentive Plan.

			Total Number of
	Total		Shares Purchased as
	Number		Part of Publicly
	of Shares	Average Price Paid	Announced Plans
Period	Purchased	per Share	or Programs
April 1 — 30, 2010	—	$—	—
May 1 — 31, 2010	8,089	8.80	8,089
June 1 — 30, 2010	12,407	7.60	12,407

Total	20,496	$8.08	20,496

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: August 5, 2010	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: August 5, 2010	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.