Form 10-K
period 2010-09-30
BROOKS AUTOMATION INC
filed 2010-11-23
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-25434
Brooks Automation, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 15 Elizabeth Drive Chelmsford, Massachusetts (Address of Principal Executive Offices)	04-3040660 (I.R.S. Employer Identification No.) 01824 (Zip Code)

978-262-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2010, was approximately $555,521,800 based on the closing price per share of $8.82 on that date on the Nasdaq Stock Market. As of March 31, 2010, 64,991,200 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 12, 2010, 65,281,757 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Removed and Reserved	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
Item 9B.	Other Information	74

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	74
Item 14.	Principal Accountant Fees and Services	74

PART IV
Item 15.	Exhibits and Financial Schedules	74
SIGNATURES		78
EX-3.9
EX-3.10
EX-3.11
EX-3.12
EX-10.1
EX-10.2
EX-10.3
EX-10.6
EX-10.13
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.25
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.40
EX-10.42
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32

PART I

Item 1.	Business

Brooks Automation, Inc. (“Brooks”, “we”, “us”, or “our”), a Delaware corporation, is a leading provider of automation, vacuum and instrumentation solutions and is a highly valued business partner to original equipment manufacturers (“OEM”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor manufacturing industry. We also provide unique solutions to customers in data storage, advanced display, analytical instruments, solar and LED markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.

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

Markets

Our primary served market is the global semiconductor industry, a highly cyclical industry which has a long term growth profile, both in terms of unit volumes and device complexity. This growth is increasingly focused in Asia. The end products for semiconductor devices include computers, telecommunications equipment, automotive, consumer electronics and wireless communications devices. In addition to this primary market, we have been increasing our presence in global markets outside of the semiconductor industry, primarily for our vacuum-related technologies and services. Much like semiconductors, markets such as data storage, advanced flat panel displays, industrial instruments, solar and LED have begun to experience an increasing need for the technologies and services that we provide.

During fiscal year 2010, semiconductor end market revenues increased 218% from the prior year while non-semiconductor revenues increased 54% during that same period. Our fiscal 2010 and 2009 revenues by end market were as follows:

	2010	2009

Semiconductor	84%	71%
Industrial	9%	14%
Other	7%	15%

	100%	100%

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

In addition to proprietary products, we also provide “Extended Factory” services to build EFEMs, vacuum transfer modules and other sub-systems for an OEM specified design. These are typically provided to larger semiconductor OEMs. We believe that we are the largest worldwide manufacturer of EFEMs through our Gresham, Oregon and Wuxi, China facilities.

Current Trends

Our primary served market is the global semiconductor industry. The demand for semiconductors and semiconductor manufacturing equipment is highly cyclical. We believe it is both reasonable and prudent to expect that the global semiconductor industry will experience market conditions that fluctuate unpredictably. During fiscal 2006 and continuing into fiscal 2007, Brooks benefited from a cyclical upturn in demand for its products and services, which helped drive revenues to record levels. That cyclical expansion turned to a downturn in the fourth quarter of fiscal 2007 that continued through the second quarter of fiscal 2009. Since that time, during a period of renewed industry expansion, our revenues have significantly increased in each fiscal quarter, although recent order rates from semiconductor companies have moderated and we anticipate that revenues in the near term will be relatively flat from the levels experienced for the fourth quarter of fiscal year 2010.

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

On April 5, 2010, we appointed Stephen S. Schwartz as the Company’s President. At the same time, Mr. Schwartz became a member of a newly formed Office of the Chief Executive with Robert J. Lepofsky, Chief Executive Officer, and Martin S. Headley, Executive Vice President and Chief Financial Officer. On August 4, 2010, Mr. Lepofsky announced his intent to retire as of September 30, 2010. Effective October 1, 2010, Mr. Schwartz succeeded Mr. Lepofsky as our Chief Executive Officer.

Segments

We report financial results in three segments: Critical Solutions Group; Systems Solutions Group; and Global Customer Operations. In the second quarter of fiscal 2009 we realigned our management structure and its underlying internal financial reporting structure.

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

The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for certain legacy products.

Our fiscal 2010 and 2009 segment revenues by end market were as follows:

	Fiscal Year Ended September 30, 2010
	Critical	Systems	Global Customer
	Solutions	Solutions	Operations

Semiconductor	70%	96%	85%
Industrial	20%	—	10%
Other	10%	4%	5%

	100%	100%	100%

	Fiscal Year Ended September 30, 2009
	Critical	Systems	Global Customer
	Solutions	Solutions	Operations

Semiconductor	56%	82%	86%
Industrial	27%	—	8%
Other	17%	18%	6%

	100%	100%	100%

Customers

Within the semiconductor industry, we sell our products and services to most of the major semiconductor chip manufacturers and OEMs in the world. Our customers outside the semiconductor industry are broadly diversified. We have major customers in North America, Europe and Asia. Additionally, although much of our equipment sales ship to United States OEMs, many of those products ultimately are utilized in international markets. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to foreign operations.

Relatively few customers account for a substantial portion of our revenues, with the top 10 customers accounting for approximately 63% of our business in fiscal 2010. We have three customers, Applied Materials, Inc.,

Lam Research Corporation and Varian Semiconductor Equipment Associates Inc., that each accounted for more than 10% of our overall revenues for the year.

Sales, Marketing and Customer Support

We market and sell most of our products and services in Asia, Europe, the Middle East and North America through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases a customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization when required, and to ensure open communication and support. Some of our vacuum and instrumentation products and services for certain international markets are sold through local country distributors. Additionally, we serve the Japanese market for our robotics and automation products through our Yaskawa Brooks Automation (YBA) joint venture with Yaskawa Electric Corporation of Japan.

Our marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, publication of press releases and articles in business and industry publications. To enhance communication and support, particularly with our international customers, we maintain sales and service centers in Asia, Europe, the Middle East and North America. These facilities, together with our headquarters, maintain local support capability and demonstration equipment for customers to evaluate. Customers are encouraged to discuss features and applications of our demonstration equipment with our engineers located at these facilities.

Competition

We operate in a variety of niches of varying breadth and with differing competitors and competitive dynamics. The semiconductor fab and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The majority of equipment automation is still done in-house by OEMs. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihan, Daikin and Rorze. Also, contract manufacturing companies such as Sanmina, Jabil, Benchmark and Flextronics are offering assembly and manufacturing services to OEMs. Our competitors among vacuum components suppliers include Sumitomo Heavy Industries, Genesis, MKS Instruments and Inficon. We have a significant share of the market for vacuum cryogenic pumps.

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

Our research and development spending for fiscal years 2010, 2009 and 2008 was $31.2 million, $31.6 million and $42.9 million, respectively. The decline in spending from the fiscal year 2008 level was the result of certain development cycles coming to completion and the consolidation of research and development efforts as part of our restructuring actions taken in fiscal year 2008 and early 2009. We expect to increase the pace of spending for research and development in the near term to support enhancements to our current product offerings and our strategy to grow longer-term revenues outside of the semiconductor market.

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

We utilize a just-in-time manufacturing strategy, based on the concepts of demand flow technology, for a large portion of our manufacturing process. We believe that this strategy, coupled with the outsourcing of non-critical components such as machined parts, wire harnesses and PC boards, reduces our fixed operating costs, improves our working capital efficiency, reduces our manufacturing cycle times and improves our flexibility to rapidly adjust production capacities. While we often use single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, we believe that these parts and materials are readily available from other supply sources. We will continue to broaden the sourcing of our components to low cost regions, including Asia.

Patents and Proprietary Rights

We rely on patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Our United States patents expire at various times through April 2028. Due to the rapid technological change that characterizes the semiconductor, flat panel display and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into proprietary information and nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

We have successfully licensed our FOUP (front-opening unified pod) load port technology to significant FOUP manufacturers and continue to pursue the licensing of this technology to the residual participants in the market that we believe are utilizing our intellectual property.

Backlog

Backlog for our products as of September 30, 2010, totaled $106.4 million as compared to $69.5 million at September 30, 2009. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog consists of orders principally for hardware and service agreements. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Financial Information about Segments and Geographic Areas

We have provided the information required by Items 101(b) and 101(d) of Regulation S-K in Note 15, “Segment and Geographic Information,” to our Consolidated Financial Statements set forth in Item 8 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Employees

At September 30, 2010, we had 1,410 full time employees. In addition, we utilized 285 part time employees and contractors. Approximately 46 employees in our facility in Jena, Germany are covered by a collective bargaining agreement. We consider our relationships with these and all employees to be good.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Brooks Automation, Inc., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

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

Risks Relating to Our Industry

Due in part to the cyclical nature of the semiconductor manufacturing industry and related industries, as well as due to volatility in worldwide capital and equity markets, we have previously incurred operating losses and may have future losses.

Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors, and these cycles have had an impact on our business, sometimes causing declining revenues and operation losses. We could experience future operating losses during an industry downturn. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, in periods of rapidly increasing demand, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.

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

Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry and the markets upon which it depends or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers;

•	new products, services or technological innovations by our competitors, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions, divestitures or other strategic transactions;

•	our ability to reduce our costs in response to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.

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

For the fiscal years ended September 30, 2010 and 2009, approximately 46% and 47%, respectively, of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. We maintain a global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

Changes in key personnel could impair our ability to execute our business strategy.

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

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor related industries. We have in the past been, and may in the future be, notified that we may be infringing intellectual property rights possessed by third parties. We cannot guarantee that infringement claims by third parties or other claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect our business, financial condition and results of operations.

We cannot predict the extent to which we might be required to seek licenses or alter our products so that they no longer infringe the rights of others. We also cannot guarantee that licenses will be available or the terms of any licenses we may be required to obtain will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical and could detract from the value of our products. If a judgment of infringement were obtained against us, we could be required to pay substantial damages and a court could issue an order preventing us from selling one or more of our products. Further, the cost and diversion of management attention brought about by such litigation could be substantial, even if we were to prevail. Any of these events could result in significant expense to us and may materially harm our business and our prospects.

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

If the site of our manufacturing operations were to experience a significant disruption in operations, our business could be materially harmed.

We have a limited number of manufacturing facilities for our products. If the operations of these facilities were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed because we may be unable to manufacture and ship products and parts to our customers in a timely fashion.

Our business could be materially harmed if one or more key suppliers fail to continuously deliver key components of acceptable cost and quality.

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. In some cases we have only a single source of supply for necessary components and materials used in the manufacturing of our products. Further, we are increasing our sourcing of products in Asia, and particularly in China, and we do not have a previous course of dealing with many of these suppliers. We do not generally have long-term supply contracts with any of these suppliers, and many of them underwent cost-containment measures in light of the last industry downturn. As the industry has recovered, these suppliers have faced challenges in delivering components on a timely basis. This volatility in demand has led some of our vendors to exit the semiconductor market, and other vendors may also decide to exit this market. Our inability to obtain components or materials in required quantities or of acceptable cost and quality and with the necessary continuity of supply could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier alters their manufacturing processes and suffers a production stoppage for any reason or modifies or discontinues their products, this could result in a delay or reduction in product shipments to our customers. Any of these contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2009 through the end of fiscal year 2010, our stock price fluctuated between a high of $10.82 per share and a low of $2.58 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 63%, 44% and 52% of our total revenues in the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation.

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

Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We lease a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active principal facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(Approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing and R&D	214,000	Owned
Chelmsford, Massachusetts	Manufacturing	97,000	October 2014
Gresham, Oregon	Manufacturing and R&D	131,900	March 2016
Wuxi, China	Manufacturing	85,400	August 2015
Petaluma, California	Manufacturing and R&D	72,300	September 2011
Longmont, Colorado	Manufacturing and R&D	60,900	February 2015
Yongin-City, South Korea	Manufacturing, R&D and sales & support	34,100	November 2015
Jena, Germany	R&D and sales & support	31,300	Several leases with terms that require 6-month notice

Our Critical Solutions Group segment utilizes the facilities in Massachusetts, California and Colorado as well as a smaller manufacturing and R&D facility in Germany. Our Systems Solutions Group segment utilizes the facilities in Massachusetts, Oregon, South Korea and China. Our Global Customer Operations segment utilizes the facilities in Massachusetts, Germany, South Korea and China.

We maintain additional sales & support and training offices in California and Texas and overseas in Europe (France and Germany), as well as in Asia (Japan, China, Singapore and Taiwan) and the Middle East (Israel).

We utilize a third party to manage a manufacturing operation in Mexico. As part of our arrangement with this third party, we guarantee a lease for a 56,100 square foot manufacturing facility. The remaining payments under this lease, which expires in 2013, are approximately $0.9 million.

We currently sublease a total of 180,300 square feet of space previously exited as a result of our various restructuring activities. Another 248,100 square feet of mixed office and manufacturing/research and development space located in Massachusetts and Oregon is not in use and unoccupied at this time. Of these idle facilities, the leases expire in fiscal year 2011 on 167,300 square feet. We own the facility on the remaining 80,800 square feet of idle space.

Item 3.	Legal Proceedings

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Exchange Act for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter. The parties have also been engaged in discussions to seek a settlement of the case, and those discussions continue. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the NASDAQ Stock Market LLC:

	High	Low

Fiscal year ended September 30, 2010
First quarter	$9.11	$6.13
Second quarter	10.82	7.20
Third quarter	10.23	6.63
Fourth quarter	9.17	5.46
Fiscal year ended September 30, 2009
First quarter	$8.26	$2.58
Second quarter	6.28	3.33
Third quarter	6.48	3.85
Fourth quarter	8.15	4.16

Number of Holders

As of October 31, 2010, there were 1,033 holders of record of our common stock.

Dividend Policy

We have not previously declared or paid a cash dividend on our capital stock. The Board of Directors periodically reviews the strategic use of cash in excess of business needs.

See Item 12 of Part III of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2005, and plotted at the last trading day of each of the fiscal years ended September 30, 2006, 2007, 2008. 2009 and 2010, in each of (i) the Company’s Common Stock; (ii) the NASDAQ/AMEX/NYSE Market Index of companies; (iii) an industry group index comprised of NYSE/NASDAQ/AMEX SIC Codes 3550-3559; and (iv) a peer group comprised of: Advanced Energy Industries, Inc., Cymer, Inc., Entegris, Inc., FEI Company, LAM Research Corporation, Mattson Technology Corporation, MKS Instruments, Inc., Novellus Systems, Inc., Phototronics, Inc., Ultra Clean Technology, Inc., Varian Semiconductor Equipment Associates, Inc. and Veeco Instruments, Inc. We use this same peer group in our review of executive compensation. This peer group index will replace the NYSE/NASDAQ/AMEX SIC Codes 3550-3559 index in future filings. The stock price performance on the graph below is not necessarily indicative of future price performance.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Brooks Automation, Inc., The NASDAQ/AMEX/NYSE Index,
the NYSE/NASDAQ/AMEX SIC Codes 3550-3559 and a Peer Group

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

	9/30/05	9/29/06	9/28/07	9/30/08	9/30/09	9/30/10
Brooks Automation, Inc.	100.00	97.90	106.83	62.72	57.99	50.34
NASDAQ/AMEX/NYSE	100.00	111.64	135.67	105.68	101.89	111.45
NYSE/NASDAQ/AMEX SIC Codes 3550-3559	100.00	120.59	140.90	96.17	98.52	114.05
Peer Group	100.00	124.07	143.29	89.29	101.27	109.80

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

Issuance of Unregistered Common Stock

Not applicable.

Issuer’s Purchases of Equity Securities

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of certain shares of restricted stock during the three months ended September 30, 2010. Upon purchase, these shares are immediately retired.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number	Average Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

July 1 — 31, 2010	—	$—	—	$—
August 1 — 31, 2010	1,633	8.02	1,633	—
September 1 — 30, 2010	20,146	6.87	20,146	—

Total	21,779	$6.95	21,779	$—

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2010(7)	2009(5)	2008(4)	2007(1)(3)	2006(1)(2)
	(In thousands, except per share data)

Revenues	$592,972	$218,706	$526,366	$743,258	$607,494
Gross profit (loss)	$166,295	$(5,996)	$126,828	$219,595	$186,650
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint ventures	$56,064	$(226,917)	$(236,152)	$55,636	$24,067
Income (loss) from continuing operations	$59,025	$(227,773)	$(236,678)	$54,369	$21,680
Net income (loss) attributable to Brooks Automation, Inc.	$58,982	$(227,858)	$(235,946)	$151,472	$25,930
Basic net income (loss) per share from continuing operations attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.67)	$0.74	$0.31
Diluted net income (loss) per share from continuing operations attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.67)	$0.73	$0.31
Shares used in computing basic earnings (loss) per share	63,777	62,911	64,542	73,492	72,323
Shares used in computing diluted earnings (loss) per share	64,174	62,911	64,542	74,074	72,533

	As of September 30,
	2010	2009	2008	2007	2006
	(In thousands)

Total assets	$518,224	$413,322	$663,638	$1,014,838	$992,577
Working capital	$219,176	$150,700	$235,795	$346,883	$252,633
Total Brooks Automation, Inc. stockholders’ equity	$388,815	$319,129	$541,995	$859,779	$799,134

	Year Ended September 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter(7)	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$106,197	$148,353	$156,790	$181,632
Gross profit	$26,246	$38,950	$45,905	$55,194
Income (loss) from continuing operations	$(2,877)	$20,948	$16,646	$24,308
Basic and diluted net income (loss) per share from continuing operations attributable to Brooks Automation, Inc. common stockholders	$(0.04)	$0.33	$0.26	$0.38

	Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter(6)	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$73,446	$37,299	$43,876	$64,085
Gross profit (loss)	$6,388	$(27,796)	$3,550	$11,862
Loss from continuing operations	$(35,170)	$(152,633)	$(25,502)	$(14,468)
Basic and diluted net loss per share from continuing operations attributable to Brooks Automation, Inc. common stockholders	$(0.56)	$(2.43)	$(0.41)	$(0.23)

(1)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division and the Software division which were reclassified as a discontinued operation in October 2006.

(2)	Amounts include results of operations of Helix Technology Corporation (acquired October 26, 2005) and Synetics Solutions Inc. (acquired June 30, 2006) for the periods subsequent to their respective acquisitions.

(3)	Amounts include results of operations of Keystone Electronics (Wuxi) Co., Ltd. (acquired effective July 1, 2007) for the periods subsequent to its acquisition. Net income (loss) attributable to Brooks Automation, Inc. includes a $97.2 million gain from discontinued operations in connection with the Software division.

(4)	Income (loss) from continuing operations before income taxes and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a $197.9 million charge for the impairment of goodwill and a $5.7 million charge for the impairment of long-lived assets.

(5)	Gross profit (loss) includes a $20.9 million impairment of long-lived assets. Income (loss) from continuing operations before income taxes and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a $71.8 million charge for the impairment of goodwill and a $35.5 million charge for the impairment of long-lived assets.

(6)	Gross profit (loss) includes a $20.5 million impairment of long-lived assets. Income (loss) from continuing operations before income taxes and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a $71.8 million charge for the impairment of goodwill and a $35.1 million charge for the impairment of long-lived assets.

(7)	Income (loss) from continuing operations before income taxes and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) includes a $7.8 million gain on the sale of certain patents and patents pending related to a legacy product line.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor manufacturing industry, which represented 71% and 84% of our consolidated revenues for fiscal year 2009 and 2010, respectively. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and industrial markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. After a period of cyclical expansion, a downturn started in the fourth quarter of fiscal year 2007 that continued through the second quarter of fiscal year 2009. Since that time, during a period of renewed industry expansion, our revenues have significantly increased in each fiscal quarter, although recent order rates from semiconductor companies have moderated and we anticipate that revenues in the near term will be relatively flat from the levels experienced for the fourth quarter of fiscal year 2010.

Throughout fiscal years 2008 and 2009, we implemented a number of cost reduction programs to improve productivity and align our cost structure with a reduced demand environment. Our cost reduction efforts focused on actions that would decrease our overhead cost structure for the foreseeable future. Although we have added personnel during fiscal year 2010, including temporary employees, these additions were made primarily to address increased production requirements and to invest in certain product development programs.

In connection with our restructuring programs, we have realigned our management structure and our underlying internal financial reporting structure. Effective as of the beginning of our second quarter of 2009, we implemented a new internal reporting structure which includes three segments: Critical Solutions Group, Systems Solutions Group and Global Customer Operations. Financial results prior to this management structure have been revised to reflect our current segment structure.

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

The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for certain legacy products.

On April 5, 2010, we appointed Stephen S. Schwartz as the Company’s President. At the same time, Mr. Schwartz became a member of a newly formed Office of the Chief Executive with Robert J. Lepofsky, Chief Executive Officer, and Martin S. Headley, Executive Vice President and Chief Financial Officer. On August 4, 2010, Mr. Lepofsky announced his intent to retire as of September 30, 2010. Effective October 1, 2010, Mr. Schwartz succeeded Mr. Lepofsky as our Chief Executive Officer.

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

Under U.S. Generally Accepted Accounting Principles (“GAAP”), the testing of goodwill for impairment is to be performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level. We currently have two reporting units that have goodwill, and both of those units are part of our Critical Solutions Group operating segment.

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

We recorded goodwill impairment charges of $197.9 million and $71.8 million in the three month periods ended September 30, 2008 and March 31, 2009, respectively. The details of these goodwill impairment charges are discussed further under the Impairment Charges caption in our comparison of fiscal year 2009 and 2008 results. Our tests of goodwill as of September 30, 2009 and 2010 indicated that we did not have any further impairment to goodwill.

Under GAAP, we are required to test long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When we determine that indicators of potential impairment exist, the next step of the impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less then their carrying values, an impairment is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value. We recorded an impairment charge of $5.7 million, $35.1 million and $0.4 million related to certain long-lived assets in the three month periods ended September 30, 2008, March 31, 2009 and June 30, 2009, respectively, which we discuss in further detail under the Impairment Charges caption. We have not tested long-lived assets other than goodwill since the end of the second quarter of fiscal 2009, since no events have occurred that would require an impairment assessment.

Accounts Receivable

We record trade accounts receivable at the invoiced amount. Trade accounts receivables do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2010. Given the losses incurred prior to fiscal year 2010, the cyclical nature of the semiconductor equipment market as well as the uncertainties currently impacting the global economy, we have determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including the generation of taxable income in future periods. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence.

Stock-Based Compensation

We measure compensation cost for all employee stock awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the excess of the quoted price of our common stock over the exercise price of the restricted stock on the date of grant, if any, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ from our current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model.

Year Ended September 30, 2010, Compared to Year Ended September 30, 2009

Revenues

We reported revenues of $593.0 million for fiscal year 2010, compared to $218.7 million in the previous year, a 171% increase. The total increase in revenues of $374.3 million arose in all of our operating segments. Our Critical Solutions Group segment revenues increased by $146.8 million, our System Solutions Group segment revenues increased by $216.7 million and our Global Customer Operations segment revenues increased by $10.8 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment. Recent order rates from semiconductor companies have moderated and we anticipate that revenues in the near term will be relatively flat from the levels experienced for the fourth quarter of fiscal year 2010.

Our Critical Solutions Group segment reported revenues of $242.2 million for fiscal year 2010, an increase of 154% from $95.4 million in the prior year. These increases are primarily attributable to higher volumes of shipments to semiconductor capital equipment customers, which increased $115.3 for fiscal year 2010 as compared to the prior year, and an increase of $31.5 million from non-semiconductor customers for fiscal year 2010 as compared to the prior year.

Our System Solutions Group segment reported revenues of $286.6 million for fiscal year 2010, a 310% increase from $69.9 million in the prior year. These increases are attributable to increased demand for semiconductor capital equipment. Included within this segment is our Extended Factory product offering. Revenue from our Extended Factory product was the largest contributor to increased revenues in this segment.

Our Global Customer Operations segment reported revenues of $64.2 million for fiscal year 2010, a 20% increase from $53.4 million in the prior year. This increase is primarily related to higher service contract and repair revenues. All service revenues included in our consolidated statements of operations, which include service contract and repair services, are related to our Global Customer Operations segment.

Revenues outside the United States were $271.5 million, or 46% of total revenues, and $103.0 million, or 47% of total revenues, for fiscal years 2010 and 2009, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

Gross Margin

Gross margin dollars increased to $166.3 million for fiscal year 2010 as compared to a loss of $6.0 million in the prior year. This increase was attributable to higher revenues of $374.3 million, an asset impairment charge primarily related to intangible assets of $20.9 million which reduced the prior year gross profit, a $14.2 million reduction in charges for excess and obsolete inventory and $3.7 million of reduced amortization expense for completed technology intangible assets. The decrease in amortization expense is primarily the result of the impairment of these assets recorded in the second quarter of fiscal year 2009.

Gross margin percentage increased to 28.0% for fiscal year 2010, compared to (2.7)% for the prior year. This increase is primarily attributable to higher absorption of indirect factory overhead on higher revenues. Other factors that increased gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 6.0% for fiscal year 2010 as compared to the prior year and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 0.6% for fiscal year 2010 as compared to the prior year. Further, the prior year gross margin percentage was adversely impacted by asset impairment charges which reduced gross margin percentage by 9.6% in fiscal year 2009. The increases in the current year gross margin percentage were partially offset by a less favorable product mix from the rapid growth of our Extended Factory product offering which reduced gross margin percentage by 7.5% for fiscal year 2010 as compared to 2009.

Gross margin of our Critical Solutions Group segment increased to $94.3 million for fiscal year 2010 as compared to $14.5 million for the prior year. This increase was attributable to higher revenues of $146.8 million for fiscal year 2010 as compared to the prior year, reduced charges for excess and obsolete inventory of $4.0 million for fiscal year 2010 as compared to the prior year and reduced amortization expense for completed technology intangible assets of $1.3 million for fiscal year 2010 as compared to the prior year. Gross margin percentage for this segment was 38.9% for fiscal year 2010 as compared to 15.2% in the prior year. This increase is primarily the result of higher absorption of indirect factory overhead on higher revenues. Other factors increasing gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 3.6% for fiscal year 2010 as compared to the prior year and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 0.5% for fiscal year 2010 as compared to the prior year.

Gross margin of our Systems Solutions Group segment increased to $58.0 million for fiscal year 2010 as compared to a loss of $3.2 million for the prior year. This increase was attributable to higher revenues of $216.7 million for fiscal year 2010 as compared to the prior year, decreased charges for excess and obsolete inventory of $8.5 million for fiscal year 2010 as compared to the prior year and $0.2 million of reduced amortization expense for completed technology intangible assets for fiscal year 2010 as compared to the prior year. Gross margin percentage for this segment increased to 20.2% for fiscal year 2010 as compared to (4.5) % in the prior year. This increase was primarily attributable to higher absorption of indirect factory overhead on higher revenues. In addition, decreased charges for excess and obsolete inventory led to an increase in gross margin percentage of 10.8% for fiscal year 2010 as compared to the prior year. These increases in gross margin percentage were partially offset by a less favorable product mix which reduced gross margin percentage by 15.4% for fiscal year 2010 as compared to the prior year. The less favorable product mix is attributable to increases in Extended Factory product sales which have lower gross margins as compared to other products within this segment.

Gross margin of our Global Customer Operations segment increased to $14.0 million for fiscal year 2010 as compared to $3.6 million in the prior year. The increase was attributable to higher revenues of $10.8 million for fiscal year 2010 as compared to the prior year, $2.2 million of reduced amortization expense for completed technology intangible assets for fiscal year 2010 as compared to the prior year and decreased charges for excess and obsolete inventory of $1.7 million for fiscal year 2010 as compared to the prior year. Gross margin percentage was 21.8% for fiscal year 2010 as compared to 6.8% in the prior year. The increase in gross margin percentage was attributable to higher absorption of indirect service overhead on higher revenues. In addition, decreased charges for excess and obsolete inventory led to an increase in gross margin percentage of 3.4% for fiscal year 2010 as compared to the prior year and decreased amortization expense for completed technology intangible assets let to an increase in gross margin percentage of 3.4% for fiscal year 2010 as compared to the prior year.

Gross margin for fiscal year 2009 was reduced by $20.9 million for the impairment of certain long-lived assets, including a $19.6 million charge for completed technology intangible assets and $1.3 million charge for property and equipment. We did not incur any impairment charges for long-lived assets in fiscal year 2010. The details of our impairment charges are discussed in greater detail under the Impairment Charges caption.

Research and Development

Research and development, or R&D, expenses for fiscal year 2010 were $31.2 million, a decrease of $0.4 million, compared to $31.6 million in the previous year. This decrease is primarily related to lower labor related costs associated with headcount reductions initiated in fiscal years 2009 and 2008. Our R&D investments increased for each fiscal quarter throughout fiscal year 2010, including $8.0 million of R&D expenses for the fourth quarter of fiscal year 2010, as we increased our investments in certain new product programs. We expect to increase the pace of spending for R&D in the near term as we support enhancements to our current product offerings and our strategy to grow longer-term revenues outside of the semiconductor market.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $85.6 million for fiscal year 2010, a decrease of $5.6 million compared to $91.2 million in the prior year. The decrease is primarily attributable to lower litigation costs of $6.2 million. We settled our litigation matters with the SEC during fiscal 2008; however, we continued to incur substantial litigation costs, net of insurance reimbursements, throughout fiscal year 2009 as we indemnified costs incurred by a former executive. We did not incur substantial litigation costs in fiscal year 2010. Other cost decreases in SG&A include $2.7 million of reduced amortization of intangible assets primarily due to the impairment of those assets recorded in the second quarter of fiscal year 2009. These costs decreases were partially offset by $1.5 million of increased depreciation expense for the implementation of the Oracle ERP system during the latter half of fiscal year 2009, with the balance related primarily to higher labor costs. During fiscal year 2009, we capitalized approximately $1.5 million of internal labor costs in connection with the Oracle ERP system implementation. After the implementation was complete, the labor costs for the employees previously assigned to the Oracle implementation was expensed as incurred. This decrease in capitalized labor is the primary cause of the increased labor costs in fiscal year 2010 as compared to fiscal year 2009.

Impairment Charges

We are required to test our goodwill for impairment at least annually. We conduct this test as of September 30th of each fiscal year. Our test of goodwill at September 30, 2010 and 2009 indicated that goodwill was not impaired. We have not tested other intangible assets since the end of the second quarter of fiscal 2009, since no events have occurred that would require an impairment assessment. We recorded a goodwill impairment charge of $71.8 million and an impairment charge for other long-lived assets of $35.1 million in the second quarter of fiscal year 2009. Further, we recorded an additional impairment charge for other long-lived assets of $0.4 million in the third quarter of fiscal year 2009. The impairment of other long-lived assets included $20.9 million of charges reported as cost of sales, with the remaining $14.6 million reported as operating expense. The details of the goodwill and other long-lived asset impairment charges are discussed further under the Impairment Charges caption in our comparison of fiscal year 2009 and 2008 results.

Restructuring Charges

We recorded a restructuring charge of $2.5 million for fiscal year 2010. These charges include severance related costs of $0.9 million, and facility related costs of $1.6 million. The severance costs primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs include $0.4 million to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, we revised the present value discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in our prior period financial statements that, individually and in aggregate, are not material to our financial statements taken as a whole for any related prior periods, and recorded a charge of $1.2 million in the first quarter of fiscal year 2010. These facility charges are primarily related to a facility exited in fiscal year 2002, for which the lease ends in July 2011.

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

Interest Income and Expense

Interest income was $1.1 million for fiscal year 2010 as compared to $2.7 million for the prior year. The decrease is mostly due to lower interest rates on our investments. Interest expense decreased to $0.1 million for fiscal year 2010 from $0.5 million for fiscal year 2009.

Gain on sale of Intellectual Property Rights

During fiscal year 2010, we sold certain patents and patents pending related to a legacy product line. We recorded a gain of $7.8 million for this sale during the second quarter of 2010. The terms of the sale permit us to continue to use these patents to support our ongoing service and spare parts business included within our Global Customer Operations segment.

Loss on Investment

During fiscal year 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. During fiscal year 2009, we recorded a charge of $1.2 million to write down this investment to its market value. We no longer have an equity investment in this entity.

Other Income

Other income, net of $0.4 million for fiscal year 2010 consists of joint venture management fee income of $0.7 million which has been partially offset by foreign exchange losses of $0.3 million. Other income, net of $0.0 million for fiscal year 2009 consists of management fee income of $0.6 million which has been fully offset by foreign exchange losses.

Income Tax Provision

We recorded an income tax benefit of $2.7 million for fiscal year 2010. This benefit includes a $3.9 million refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. In addition, we can carryforward our remaining fiscal year 2009 alternative minimum tax net operating loss to future years to offset 100% (previously 90%) of alternative minimum taxes. The tax benefit for fiscal year 2010 was partially offset by U.S. state income taxes and foreign taxes. We recorded a tax provision of $0.6 million for fiscal year 2009 which was principally attributable to foreign income and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2010 and 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.

We adopted the guidance related to uncertain tax positions on October 1, 2007. The implementation of this guidance did not materially affect our financial position or results of operations. Of the unrecognized tax benefits of $15.0 million at September 30, 2010, we currently anticipate that no amounts will be settled in the next twelve months. However, the statute of limitations is expected to lapse on various uncertain tax positions in the next twelve months, resulting in a decrease of $1.0 million to our unrecognized tax benefits.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.1 million for fiscal year 2010 and 2009. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.1 million for fiscal year 2010 as compared to $(0.3) million in the prior year.

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

Our Global Customer Operations segment reported revenues of $53.4 million for fiscal year 2009, a 30% decrease from $76.6 million in the prior year. This decrease is attributable to lower legacy spare parts revenue of $4.4 million and lower service contract and repair revenues of $18.8 million. All service revenues, which include service contract and repair services, are related to our Global Customer Operations segment.

Revenues outside the United States were $103.0 million, or 47% of total revenues, and $189.5 million, or 36% of total revenues, for fiscal years 2009 and 2008, respectively.

Gross Margin

Gross margin dollars decreased to a loss of $6.0 million for fiscal year 2009 from $126.8 million for the prior year. This decrease was attributable to lower revenues of $307.7 million, an impairment of long-lived assets of $20.9 million and increased charges for excess and obsolete inventory of $8.2 million. These decreases were partially offset by $3.7 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal 2009. Gross margin was reduced by $5.6 million and $9.3 million for fiscal years 2009 and 2008, respectively, for amortization of completed technology, which relates primarily to the acquisition of Helix Technology Corporation in October 2005. Gross margin percentage decreased to (2.7)% for fiscal year 2009, compared to 24.1% for the prior year. This decrease was attributable to the impairment of long-lived assets which reduced gross margin percentage by 9.6%, increased charges for excess and obsolete inventory which decreased gross margin percentage by 5.0%, with the balance of the decrease related primarily to the lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Critical Solutions Group segment decreased to $14.5 million for fiscal year 2009 as compared to $85.4 million in the prior year. This decrease was attributable to lower revenues of $157.2 million, which was partially offset by $1.3 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal 2009. Gross margin for fiscal 2009 and 2008 was reduced by $2.7 million and $3.9 million, respectively, for completed technology amortization related to the Helix acquisition. Gross margin percentage was 15.2% for fiscal year 2009 as compared to 33.8% in the prior year. This decrease is primarily the result of lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Systems Solutions Group segment decreased to a loss of $3.2 million for fiscal year 2009 as compared to $32.6 million for the prior year. This decrease was attributable to lower revenues of $127.2 million and increased charges for excess and obsolete inventory of $5.8 million. These decreases were partially offset by $0.3 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of fiscal year 2009. Gross margin for fiscal 2009 and 2008 was reduced by $0.3 million and $0.6 million, respectively, for completed technology amortization related to the Synetics acquisition. Gross margin percentage decreased to (4.5)% for fiscal year 2009 as compared to 16.5% in the prior year. This decrease was attributable to increased charges for excess and obsolete inventory which decreased gross margin percentage by 9.6%, with the balance of the decrease related primarily to lower absorption of indirect factory overhead on lower revenues.

Gross margin of our Global Customer Operations segment decreased to $3.6 million for fiscal year 2009 as compared to $8.9 million in the prior year. The decrease was attributable to lower revenues of $23.2 million and increased charges for excess and obsolete inventory of $1.9 million. These decreases were partially offset by $2.2 million of reduced amortization expense for completed technology intangible assets, due primarily to the impairment recorded for those assets during the second quarter of 2009. Gross margin for fiscal 2009 and fiscal 2008 was reduced by $2.6 million and $4.8 million, respectively, for completed technology amortization related to the Helix acquisition. Gross margin percentage was 6.8% for fiscal 2009 as compared to 11.6% in the prior year. The decrease in gross margin percentage was attributable to increased charges for excess and obsolete inventory which decreased gross margin percentage by 3.7%, with the balance of the decrease related primarily to an under utilization of our service infrastructure.

Gross margin for fiscal year 2009 was reduced by $20.9 million for the impairment of certain long-lived assets, including a $19.6 million charge for completed technology intangible assets and $1.3 million charge for property and equipment. The details of our impairment charges are discussed in greater detail under the Impairment Charges caption.

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

Impairment Charges

We test our goodwill for impairment as of each fiscal year end. Our goodwill test as of September 30, 2008 indicated that our goodwill was potentially impaired, and after completing our analysis, we recorded an impairment charge to goodwill of $197.9 million. In addition to the goodwill impairment charge, we recognized a long-lived asset impairment charge of $5.7 million. The impairment charges were the result of our expectation that our future cash flows would be adversely impacted as a result of the global economic slowdown. In response to this downturn, we restructured our business, which resulted in a change to our reporting units and operating segments. We reallocated goodwill to each of our newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. We reallocated goodwill to five of our seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, we tested our goodwill and other long-lived assets for impairment at March 31, 2009.

We determined the fair value of each reporting unit as of March 31, 2009 using the Income Approach, specifically the DCF Method. The methodologies used to determine the fair value of the net assets of each reporting unit as of March 31, 2009 did not change from those used as of September 30, 2008, or those used as of September 30, 2007. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill is derived from a group of comparable companies. The average WACC used in the March 31, 2009 reallocation of goodwill was 16.2%, as compared to 12.8% for the goodwill test as of September 30, 2008. This increase was primarily the result of significantly increased costs of equity capital driven by increased volatility in equity markets. Management determines revenue forecasts based on its best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year discrete cash flow period, and also impact the terminal value as that value is derived from projected revenue. The revenue forecasts used in the reallocation and assessment of goodwill as of March 31, 2009 were decreased from the levels forecasted for the goodwill impairment test as of September 30, 2008 due to further market deterioration.

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

Under GAAP, we are required to test certain long-lived assets when indicators of impairment are present. We determined that impairment indicators were present for certain of our long-lived assets as of March 31, 2009. We tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. We then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. We estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, we determined that we had incurred an impairment loss of $35.1 million as of March 31, 2009, and we allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. Further, during the three months ended June 30, 2009 we recorded an additional impairment charge of $0.4 million for property, plant and equipment related to the closure and outsourcing of a small manufacturing operation located in the United States. The total impairment charges related to long-lived assets for fiscal 2009 are summarized as follows (in thousands):

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

Other Income (Expense)

Other income, net of $0.0 million for fiscal year 2009 consists of joint venture management fee income of $0.6 million which has been mostly offset by foreign exchange losses. Other expense, net of $1.7 million for fiscal year 2008 consists of foreign exchange losses of $3.5 million, which was partially offset by management fees of $0.9 million, the receipt of $0.8 million of principal repayments on notes that had been previously written off and other income of $0.1 million.

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

At September 30, 2010, we had cash, cash equivalents and marketable securities aggregating $142.4 million. This amount was comprised of $59.8 million of cash and cash equivalents, $49.0 million of investments in short-term marketable securities and $33.6 million of investments in long-term marketable securities. Our marketable securities are generally readily convertible to cash without an adverse impact.

Cash and cash equivalents were $59.8 million at September 30, 2010, a decrease of $0.2 million from September 30, 2009. This decrease was primarily due to $32.9 million of net purchases of marketable securities, capital expenditures of $3.5 million and purchases of intangible assets of $0.9 million. These decreases were partially offset by $27.9 million of cash provided by operating activities, proceeds from the sale of intellectual property of $7.8 million, proceeds from the sale of common stock through our employee stock purchase plan of $1.2 million and other cash items of $0.2 million.

Cash provided by operating activities was $27.9 million for fiscal year 2010, and was comprised of net income of $59.0 million, which includes $18.1 million of net non-cash related charges such as $18.4 million of depreciation and amortization, $6.6 million of stock-based compensation and $0.9 million of amortization of premiums paid on marketable security purchases which were partially offset by $7.8 million from our gain on sale of intellectual property rights. Further, cash provided by operations was reduced by net increases in working capital of $49.2 million, consisting primarily of $53.2 million of increases in accounts receivable, $31.3 million of increases in inventory and $4.1 million of payments related to our restructuring programs implemented in prior years. The increases in accounts receivable and inventory were caused by a 171% increase in revenues for fiscal year 2010 as compared to the prior year. These increases in working capital were partially offset by $39.4 million of increases in accounts payable, $2.5 million of increases in accrued warranty and retrofit costs and $1.5 million of higher deferred revenues. The increases in these liabilities are the result of increased business activities.

Cash used in investing activities was $29.2 million for fiscal year 2010 and was attributable to net purchases of marketable securities of $32.9 million, capital expenditures of $3.5 million and intangible assets of $0.9 million. These uses of cash were partially offset by $7.8 million of proceeds from the sale of intellectual property rights and $0.2 million of proceeds from the sale of a minority interest in a closely-held Swiss public company.

Cash provided by financing activities for fiscal year 2010 was $1.2 million, and is comprised entirely of proceeds from the sale of common stock to employees through our employee stock purchase plan.

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

At September 30, 2010, we had approximately $0.3 million of letters of credit outstanding.

Our contractual obligations consist of the following at September 30, 2010 (in thousands):

			Less than	One to	Four to
	Total		One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases — continuing	$22,913		$6,181	$13,645	$3,087	$—
Operating leases — exited facilities	4,709	(1)	4,702	7	—	—
Pension funding	5,924		458	1,960	2,003	1,503
Purchase commitments and other	91,601		88,945	2,656	—	—

Total contractual obligations	$125,147		$100,286	$18,268	$5,090	$1,503

(1)	Amounts do not reflect approximately $1.4 million of contractual sublease income.

We adopted the guidance related to uncertain tax positions on October 1, 2007. As of September 30, 2010, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was

$15.0 million, of which $12.5 million represents a future cash outlay. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for this liability since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain.

In connection with our acquisition of Helix Technology Corporation in October 2005, we assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). We froze the benefit accruals and future participation in the Plan as of October 31, 2006. We currently have a liability of $5.9 million recorded on our consolidated balance sheet at September 30, 2010 related to this Plan. The timing of payments we make for this Plan is impacted by a number of estimates including earnings on Plan assets and the timing of future distributions. Actual results may differ from these estimates, which may materially impact the timing of future payments. During the fourth quarter of fiscal year 2010, we made a voluntary contribution of $3.6 million to this plan, which was in addition to the $0.6 million of required minimum contributions made throughout fiscal year 2010.

In addition, we are a guarantor on a lease in Mexico that expires in January 2013. The remaining payments under this lease at September 30, 2010 are approximately $0.9 million.

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

We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for the next twelve months. The cyclical nature of our served markets and uncertainty with the current global economic environment makes it difficult for us to predict longer-term liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business.

Other Key Indicators of Financial Condition and Operating Performance

EBITDA and Adjusted EBITDA presented below are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

EBITDA represents net income (loss) before interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to certain non-recurring and non-cash items and other adjustments. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-K is appropriate because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties. We use Adjusted EBITDA internally as a critical measurement of operating effectiveness. We believe EBITDA and Adjusted EBITDA facilitates operating performance comparison from period to period and company to company by backing out potential differences caused by variations in capital structures, tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

In determining Adjusted EBITDA, we eliminate the impact of a number of items. For the reasons indicated herein, you are encouraged to evaluate each adjustment and whether you consider it appropriate. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital requirements;

•	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. For these purposes, we rely on our GAAP results. For more information, see our consolidated financial statements and notes thereto appearing elsewhere in this report.

The following table sets forth a reconciliation of net income (loss) to EBITDA for the years indicated (in thousands):

	Year Ended September 30,
	2010	2009	2008

Net income (loss) attributable to Brooks Automation, Inc.	$58,982	$(227,858)	$(235,946)
Interest income, net	(1,041)	(2,265)	(6,996)
(Benefit from) provision for income taxes	(2,746)	643	1,233
Depreciation and amortization	18,420	25,856	34,538

EBITDA	$73,615	$(203,624)	$(207,171)

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated (in thousands):

	Year Ended September 30,
	2010	2009	2008

EBITDA	$73,615	$(203,624)	$(207,171)
Stock-based compensation	6,567	5,817	6,909
Impairment of long-lived assets	—	35,512	5,687
Impairment of goodwill	—	71,800	197,883
Restructuring charges	2,529	12,806	7,287
Restructuring related inventory charges	—	3,612	—
Sale of intellectual property rights	(7,840)	—	—
Income from discontinued operations	—	—	(679)
Loss on investment	191	1,185	3,940

Adjusted EBITDA	$75,062	$(72,892)	$13,856

The increase in Adjusted EBITDA from fiscal 2009 to fiscal 2010 is primarily related to $374.3 million increase in revenues, combined with reduced levels of operating expenses as a result of restructuring actions taken during fiscal year 2008 and 2009.

Stock-based compensation declined in fiscal year 2009 as compared to fiscal year 2008 as a result of restructuring actions which resulted in lower compensation as unvested awards were canceled. Stock-based compensation increased in fiscal year 2010 as compared to fiscal year 2009 as more stock-based awards were granted.

Restructuring charges, including inventory related charges, were incurred in connection with restructuring plans initiated during fiscal years 2008 and 2009. Restructuring costs incurred during fiscal year 2010 relate primarily to actions initiated under prior restructuring plans.

For a discussion of our gain on the sale of intellectual property rights and our loss on investment, see the discussion of our results of operations above.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective beginning with our fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning on October 1, 2008. See Note 4. On October 1, 2009 we adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on our financial position or results of operations.

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

In December 2008, the FASB issued authoritative guidance regarding Compensation — Retirement Benefits, which requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. We adopted this standard for the fiscal year ended September 30, 2010 and enhanced our disclosures.

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

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the year ended September 30, 2010, the unrealized gain on marketable securities was $17,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.0 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 15% of our total sales for the year ended September 30, 2010. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $12.4 million at September 30, 2010, and relate to the Euro and a variety of Asian currencies. A majority of our foreign currency loss of $0.3 million for fiscal year 2010 relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at September 30, 2010 would result in a $1.2 million change in our net income (loss). We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Brooks Automation, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
November 23, 2010

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$59,823	$59,985
Marketable securities	49,011	28,046
Accounts receivable, net	92,273	38,428
Inventories, net	115,787	84,738
Prepaid expenses and other current assets	10,437	9,992

Total current assets	327,331	221,189
Property, plant and equipment, net	63,669	74,793
Long-term marketable securities	33,593	22,490
Goodwill	48,138	48,138
Intangible assets, net	11,123	14,081
Equity investment in joint ventures	31,746	29,470
Other assets	2,624	3,161

Total assets	$518,224	$413,322

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$65,734	$26,360
Deferred revenue	4,365	2,916
Accrued warranty and retrofit costs	8,195	5,698
Accrued compensation and benefits	13,677	14,317
Accrued restructuring costs	3,509	5,642
Accrued income taxes payable	1,040	2,686
Accrued expenses and other current liabilities	11,635	12,870

Total current liabilities	108,155	70,489
Accrued long-term restructuring	—	2,019
Income taxes payable	12,446	10,755
Long-term pension liability	5,466	7,913
Other long-term liabilities	2,805	2,523

Total liabilities	128,872	93,699

Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and 2009	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,869,331 shares issued and 65,407,462 shares outstanding at September 30, 2010, 77,883,173 shares issued and 64,421,304 shares outstanding at September 30, 2009	789	779
Additional paid-in capital	1,803,121	1,795,619
Accumulated other comprehensive income	19,510	16,318
Treasury stock at cost, 13,461,869 shares at September 30, 2010 and 2009	(200,956)	(200,956)
Accumulated deficit	(1,233,649)	(1,292,631)

Total Brooks Automation, Inc. stockholders’ equity	388,815	319,129
Noncontrolling interests in subsidiaries	537	494

Total equity	389,352	319,623

Total liabilities and equity	$518,224	$413,322

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2010	2009	2008
	(In thousands, except per share data)

Revenues
Product	$532,174	$167,552	$456,422
Services	60,798	51,154	69,944

Total revenues	592,972	218,706	526,366

Cost of revenues
Product	377,599	155,370	335,163
Services	49,078	48,408	64,375
Impairment of long-lived assets	—	20,924	—

Total cost of revenues	426,677	224,702	399,538

Gross profit (loss)	166,295	(5,996)	126,828

Operating expenses
Research and development	31,162	31,607	42,924
Selling, general and administrative	85,597	91,231	110,516
Impairment of goodwill	—	71,800	197,883
Impairment of long-lived assets	—	14,588	5,687
Restructuring charges	2,529	12,806	7,287

Total operating expenses	119,288	222,032	364,297

Operating income (loss) from continuing operations	47,007	(228,028)	(237,469)
Interest income	1,121	2,719	7,403
Interest expense	80	454	407
Gain on sale of intellectual property rights	7,840	—	—
Loss on investment	191	1,185	3,940
Other (income) expense, net	(367)	(31)	1,739

Income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint ventures	56,064	(226,917)	(236,152)
Income tax provision (benefit)	(2,746)	643	1,233

Income (loss) from continuing operations before equity in earnings (losses) of joint ventures	58,810	(227,560)	(237,385)
Equity in earnings (losses) of joint ventures	215	(213)	707

Income (loss) from continuing operations	59,025	(227,773)	(236,678)
Discontinued operations:
Gain on sale of discontinued operations, net of income taxes	—	—	679

Income from discontinued operations, net of income taxes	—	—	679

Net income (loss)	$59,025	$(227,773)	$(235,999)
Net loss (income) attributable to noncontrolling interests	(43)	(85)	53

Net income (loss) attributable to Brooks Automation, Inc.	$58,982	$(227,858)	$(235,946)

Basic net income (loss) per share from continuing operations attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.67)
Basic net income per share from discontinued operations attributable to Brooks Automation, Inc. common stockholders	—	—	0.01

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.66)

Diluted net income (loss) per share from continuing operations attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.67)
Diluted income per share from discontinued operations attributable to Brooks Automation, Inc. common stockholders	—	—	0.01

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.66)

Shares used in computing earnings (loss) per share
Basic	63,777	62,911	64,542
Diluted	64,174	62,911	64,542

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$59,025	$(227,773)	$(235,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,420	25,856	34,538
Impairment of assets	—	107,312	203,570
Gain on sale of intellectual property rights	(7,840)	—	—
Stock-based compensation	6,567	5,817	6,909
Amortization of premium (discount) on marketable securities	942	127	(830)
Undistributed (earnings) losses of joint ventures	(215)	213	(707)
Loss on disposal of long-lived assets	4	17	1,070
Gain on sale of software division, net	—	—	(679)
Loss on investment	191	1,185	3,940
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(53,163)	29,963	38,612
Inventories	(31,341)	21,779	(610)
Prepaid expenses and other current assets	(499)	4,527	5,790
Accounts payable	39,352	(10,947)	(20,601)
Deferred revenue	1,487	(676)	(1,892)
Accrued warranty and retrofit costs	2,483	(2,496)	(2,772)
Accrued compensation and benefits	(913)	(3,869)	(5,839)
Accrued restructuring costs	(4,123)	(5,007)	(3,089)
Accrued expenses and other current liabilities	(2,505)	(2,522)	(7,755)

Net cash provided by (used in) operating activities	27,872	(56,494)	13,656

Cash flows from investing activities
Purchases of property, plant and equipment	(3,472)	(11,339)	(23,439)
Purchases of marketable securities	(117,473)	(59,091)	(151,231)
Sale/maturity of marketable securities	84,546	75,628	190,592
Proceeds from the sale of intellectual property rights	7,840	—	—
Purchase of intangible assets	(892)	—	—
Proceeds from the sale of software division	—	—	1,918
Acquisitions	—	—	(1,000)
Other	243	1,055	(75)

Net cash provided by (used in) investing activities	(29,208)	6,253	16,765

Cash flows from financing activities
Treasury stock purchases	—	—	(90,194)
Issuance of common stock under stock option and stock purchase plans	1,245	1,248	2,391

Net cash provided by (used in) financing activities	1,245	1,248	(87,803)

Effects of exchange rate changes on cash and cash equivalents	(71)	(1,291)	(581)

Net decrease in cash and cash equivalents	(162)	(50,284)	(57,963)
Cash and cash equivalents, beginning of year	59,985	110,269	168,232

Cash and cash equivalents, end of year	$59,823	$59,985	$110,269

Supplemental disclosures:
Cash paid during the year for interest	$80	$454	$407
Cash paid (refunded) during the year for income taxes, net	$(1,866)	$246	$2,167

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

								Total
					Accumulated			Brooks
		Common			Other			Automation,
	Common	Stock at	Additional	Comprehensive	Comprehensive			Inc.	Noncontrolling
	Stock	Par	Paid-In	Income	Income	Accumulated	Treasury	Stockholders’	Interests in	Total
	Shares	Value	Capital	(Loss)	(Loss)	Deficit	Stock	Equity	Subsidiaries	Equity

Balance September 30, 2007	76,483,603	$765	$1,780,401		$18,202	$(828,827)	$(110,762)	$859,779	$462	$860,241
Shares issued under stock option, restricted stock and purchase plans, net	561,134	5	1,581					1,586		1,586
Stock-based compensation			6,909					6,909		6,909
Repurchase of stock							(90,194)	(90,194)		(90,194)
Comprehensive income (loss):
Net loss				$(235,999)		(235,946)		(235,946)	(53)	(235,999)
Currency translation adjustments				(125)	(125)			(125)		(125)
Changes in unrealized gain on marketable securities				962	962			962		962
Actuarial loss arising in the year				(976)	(976)			(976)		(976)

Comprehensive loss				$(236,138)

Balance September 30, 2008	77,044,737	770	1,788,891		18,063	(1,064,773)	(200,956)	541,995	409	542,404
Shares issued under stock option, restricted stock and purchase plans, net	838,436	9	911					920		920
Stock-based compensation			5,817					5,817		5,817
Comprehensive income (loss):
Net loss				$(227,773)		(227,858)		(227,858)	85	(227,773)
Currency translation adjustments				4,276	4,276			4,276		4,276
Changes in unrealized gain on marketable securities				471	471			471		471
Actuarial loss arising in the year				(6,492)	(6,492)			(6,492)		(6,492)

Comprehensive loss				$(229,518)

Balance September 30, 2009	77,883,173	779	1,795,619		16,318	(1,292,631)	(200,956)	319,129	494	319,623
Shares issued under stock option, restricted stock and purchase plans, net	986,158	10	935					945		945
Stock-based compensation			6,567					6,567		6,567
Comprehensive income (loss):
Net income				$59,025		58,982		58,982	43	59,025
Currency translation adjustments				4,229	4,229			4,229		4,229
Changes in unrealized loss on marketable securities				(36)	(36)			(36)		(36)
Actuarial loss arising in the year				(1,001)	(1,001)			(1,001)		(1,001)

Comprehensive income				$62,217

Balance September 30, 2010	78,869,331	$789	$1,803,121		$19,510	$(1,233,649)	$(200,956)	$388,815	$537	$389,352

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Brooks Automation, Inc. (“Brooks” or the “Company”) is a leading provider of automation, vacuum and instrumentation solutions and is a highly valued business partner to original equipment manufacturers (OEM) and equipment users throughout the world. The Company serves markets where equipment productivity and availability is a critical factor for its customers’ success, typically in demanding temperature and/or pressure environments. The Company’s largest served market is the semiconductor manufacturing industry. The Company also provides unique solutions to customers in data storage, advanced display, analytical instruments, solar and LED markets. The Company develops and delivers differentiated solutions that range from proprietary products to highly respected manufacturing services.

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

Foreign Currency Translation

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction losses included in income (loss) before income taxes and equity in earnings (losses) of joint ventures totaled $0.3 million, $0.6 million and $3.5 million for the years ended September 30, 2010, 2009 and 2008, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for the majority of foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income”. Foreign currency translation adjustments are one of the components in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2010 and 2009, cash equivalents were $21.1 million and $38.2 million, respectively. Cash equivalents are held at cost which approximates fair value due to their short-term maturities and varying interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills and commercial paper. The

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company restricts its investments to U.S. government and corporate securities, and mutual funds that invest in U.S. government securities. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top ten largest customers account for approximately 63% of revenues for the year ended September 30, 2010. Three of the Company’s customers accounted for 21%, 15% and 10%, respectively, of revenues for the year ended September 30, 2010. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of business combinations. Capitalized patent costs are amortized using the straight-line method over the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated economic life of the patents. As of September 30, 2010 and 2009, the net book value of the Company’s patents was $0.9 million and $0.1 million, respectively.

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

The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	7 - 15 years
Completed technology	2 - 10 years
License agreements	5 years
Trademarks and trade names	3 - 6 years
Non-competition agreements	3 - 5 years
Customer relationships	4 - 11 years

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses the Company acquired. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist (see Note 6).

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level. The Company currently has two reporting units that have goodwill, and both of those units are part of the Critical Solutions Group operating segment.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model.

During the year ended September 30, 2010, the Company granted 253,000 shares of restricted stock to members of senior management of which 126,500 shares vest over the service period and the remaining 126,500 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2012. Total compensation on these awards is a maximum of $2.2 million. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

The following table reflects compensation expense recorded during the years ended September 30, 2010, 2009 and 2008 (in thousands):

	Year Ended September 30,
	2010	2009	2008

Stock options	$170	$292	$837
Restricted stock	5,944	5,092	5,443
Employee stock purchase plan	453	433	629

	$6,567	$5,817	$6,909

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

No stock options were granted for the years ended September 30, 2010, 2009 and 2008.

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2010	2009	2008

Risk-free interest rate	0.2%	0.7%	2.8%
Volatility	58%	70%	46%
Expected life	6 months	6 months	6 months
Dividend yield	0%	0%	0%

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

Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Stock options generally have a vesting period of four years and are exercisable for a period not to exceed seven years from the date of issuance. Restricted stock awards generally vest over two to four years, with certain restricted stock

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards vesting immediately. At September 30, 2010, a total of 5,604,327 shares were reserved and available for the issuance of awards under the plans.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these items reported in the balance sheets approximate their fair value at September 30, 2010 and 2009. In the case of marketable securities, measurement is based on quoted market prices.

Reclassifications

Certain reclassifications have been made in the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning on October 1, 2008. See Note 4. On October 1, 2009 the Company adopted the fair value measurement standard for all non-financial assets and non-financial liabilities, which had no impact on its financial position or results of operations.

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

In December 2008, the FASB issued authoritative guidance regarding Compensation — Retirement Benefits, which requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The Company adopted this standard for the fiscal year ended September 30, 2010 and enhanced its disclosures.

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

3.	Marketable Securities

The Company invests its cash in marketable securities and classifies them as available-for-sale. The Company records these securities at fair value. Marketable securities reported as current assets represent investments that

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of September 30, 2010 and 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2010:
U.S. Treasury securities and obligations of U.S. government agencies	$38,319	$62	$(8)	$38,373
Corporate securities	38,617	185	(4)	38,798
Mortgage-backed securities(1)	1,771	23	(4)	1,790
Other debt securities	186	—	—	186
Municipal securities	2,405	1	(2)	2,404
Bank certificate of deposits	1,053	—	—	1,053

	$82,351	$271	$(18)	$82,604

September 30, 2009:
U.S. Treasury securities and obligations of U.S. government agencies	$21,410	$149	$—	$21,559
Corporate securities	16,791	143	—	16,934
Mortgage-backed securities(2)	2,208	20	(80)	2,148
Other debt securities	2,629	5	—	2,634
Municipal securities	7,015	—	(2)	7,013
Bank certificate of deposits	248	—	—	248

	$50,301	$317	$(82)	$50,536

(1)	Fair value amounts include approximately $0.8 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

(2)	Fair value amounts include approximately $1.0 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

Gross realized gains on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations was $10,000 and $21,000 for the years ended September 30, 2010 and 2008, respectively. There were no gross realized gains for the year ended September 30, 2009. There were no gross realized losses for the years ended September 30, 2010, 2009 and 2008.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the marketable securities at September 30, 2010 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value

Due in one year or less	$49,011
Due after one year through five years	29,552
Due after ten years	4,041

$82,604

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

During fiscal 2010, 2009 and 2008, the Company recorded a charge of $0.2 million, $1.2 million and $3.9 million, respectively, related to its minority equity investment in this Swiss public company. The charges during fiscal years 2009 and 2008 reflect an other than temporary impairment of this investment. The $0.2 million charge during fiscal 2010 represents the loss on the sale of this investment. As of September 30, 2010, the Company no longer had an equity investment in this entity.

4.	Fair Value Measurements

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2010 and 2009 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash Equivalents	$21,130	$21,130	$—	$—
Available-for-sale securities	82,604	38,798	43,806	—

Total Assets	$103,734	$59,928	$43,806	$—

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Cash Equivalents	$38,203	$38,203	$—	$—
Available-for-sale securities	50,536	16,934	33,602	—
Other Assets	481	481	—	—

Total Assets	$89,220	$55,618	$33,602	$—

Cash Equivalents

Cash equivalents of $21.1 million and $38.2 million at September 30, 2010 and 2009, respectively, consisting primarily of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $38.8 million and $16.9 million at September 30, 2010 and 2009, respectively, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $43.8 million and $33.6 million at September 30, 2010 and 2009, respectively, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Other Assets

Other assets of $0.5 million at September 30, 2009, consisting of an investment in Common Stock, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

5.	Property, Plant and Equipment

Property, plant and equipment as of September 30, 2010 and 2009 were as follows (in thousands):

	September 30,
	2010	2009

Buildings and land	$43,455	$43,260
Computer equipment and software	69,278	68,327
Machinery and equipment	50,499	49,271
Furniture and fixtures	10,817	10,951
Leasehold improvements	22,758	22,329
Capital projects in progress	1,201	2,238

	198,008	196,376
Less accumulated depreciation and amortization	(134,339)	(121,583)

Property, plant and equipment, net	$63,669	$74,793

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $14.6 million, $15.6 million and $18.2 million for the years ended September 30, 2010, 2009 and 2008, respectively.

The Company recorded an impairment charge of $1.3 million and $3.5 million to write-down certain buildings and leasehold improvements to fair value in fiscal 2009 and 2008, respectively, as a result of underlying circumstances discussed in Note 6.

6.	Goodwill and Intangible Assets

The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology. Discounted cash flows are based on the businesses’ strategic plans and management’s best estimate of revenue growth and gross profit by each reporting unit. The Company recorded charges for the impairment of goodwill at September 30, 2008 and an additional interim charge during the quarter ended March 31, 2009. The Company performed its goodwill impairment test as of September 30, 2010 and 2009, and determined that no adjustment to goodwill was necessary.

The Company’s goodwill test as of September 30, 2008 indicated that goodwill was potentially impaired, and after completing the goodwill analysis, the Company recorded an impairment charge to goodwill of $197.9 million. In addition to the goodwill impairment charge, a long-lived asset impairment charge of $5.7 million was recorded. The impairment charges were the result of the expectation that future cash flows would be adversely impacted as a result of the global economic slowdown. In response to this downturn, management restructured the business, which resulted in a change to the Company’s reporting units and operating segments. Goodwill was reallocated to each of the newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. Goodwill was reallocated to five of the seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets, indicated that a potential impairment may exist. As such, management tested goodwill and other long-lived assets for impairment at March 31, 2009.

The fair value of each reporting unit as of September 30, 2008 was determined using the Income Approach, specifically the DCF Method. The methodologies used to determine the fair value of the net assets of each reporting unit as of September 30, 2008 did not change from those used as of September 30, 2007. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill was derived from a group of comparable companies. The average WACC used in the 2008 goodwill test was 12.8%, which changed only slightly from 13.5% used in the prior period, with the decrease due primarily to declining market interest rates. Management determines revenue forecasts based on their best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year projection period, and also impact the terminal value as that value is derived from projected revenue. The decrease in projected revenue for all reporting units for both the forecast period and the terminal period is the primary cause for the lower fair values of all reporting units in 2008 as compared to 2007. For all three reporting units containing goodwill at September 30, 2008, the Company determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those reporting units. After completing the required steps of the goodwill impairment test, the Company recorded a goodwill impairment of $197.9 million as of September 30, 2008.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of each reporting unit as of March 31, 2009 was determined using the Income Approach, specifically the DCF Method. The methodologies used to determine the fair value of the net assets of each reporting unit as of March 31, 2009 did not change from those used as of September 30, 2008. The material assumptions used in the DCF Method include: discount rates, or WACC, and revenue forecasts. The average WACC used in the March 31, 2009 reallocation of goodwill was 16.2%, as compared to 12.8% for the goodwill test as of September 30, 2008. This increase was primarily the result of significantly increased costs of equity capital driven by increased volatility in equity markets. The revenue forecasts used in the reallocation and assessment of goodwill as of March 31, 2009 were decreased from the levels forecasted for the goodwill impairment test as of September 30, 2008 due to further market deterioration.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the closure and outsourcing of a small manufacturing operation located in the United States. The total impairment charges related to long-lived assets for fiscal 2009 are summarized as follows (in thousands):

Year Ended
September 30,
2009

Reported as cost of sales:
Completed technology intangible asset impairment	$19,608
Property, plant and equipment impairment	1,316

Subtotal, reported as cost of sales	20,924

Reported as operating expense:
Trade name intangible asset impairment	1,145
Customer relationship intangible asset impairment	13,443

Subtotal, reported as operating expense	14,588

$35,512

The components of the Company’s goodwill by business segment at September 30, 2010 and 2009 are as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Other	Total

Gross goodwill at September 30, 2008	$353,253	$151,184	$151,238	$7,421	$663,096
Acquisitions and adjustments during fiscal 2009	—	—	—	—	—

Gross goodwill at September 30, 2009	353,253	151,184	151,238	7,421	663,096
Acquisitions and adjustments during fiscal 2010	—	—	—	—	—

Gross goodwill at September 30, 2010	$353,253	$151,184	$151,238	$7,421	$663,096

Accumulated goodwill impairments at September 30, 2008	$(283,083)	$(146,368)	$(106,286)	$(7,421)	$(543,158)
Impairments recorded during fiscal 2009	(22,032)	(4,816)	(44,952)	—	(71,800)

Accumulated goodwill impairments at September 30, 2009	(305,115)	(151,184)	(151,238)	(7,421)	(614,958)
Impairments recorded during fiscal 2010	—	—	—	—	—

Accumulated goodwill impairments at September 30, 2010	$(305,115)	$(151,184)	$(151,238)	$(7,421)	$(614,958)

Goodwill, less accumulated impairments at September 30, 2009 and 2010	$48,138	$—	$—	$—	$48,138

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2010			September 30, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Patents	$7,808	$6,886	$922	$6,915	$6,812	$103
Completed technology	43,502	37,108	6,394	43,502	35,280	8,222
Trademarks and trade names	3,779	3,379	400	3,779	3,060	719
Customer relationships	18,860	15,453	3,407	18,860	13,823	5,037

	$73,949	$62,826	$11,123	$73,056	$58,975	$14,081

During the three months ended March 31, 2010, the Company acquired certain patents and other intellectual property from an entity that had ceased operations. This intellectual property supports certain products in the Company’s Systems Solution Group segment. The total cost of this property was $0.9 million, and this cost will be amortized to cost of sales over a ten year life.

Amortization expense for intangible assets was $3.9 million, $10.2 million and $16.4 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2010 is as follows (in millions):

Year ended September 30,
2011	3.7
2012	3.5
2013	1.6
2014	0.9
2015	0.8
Thereafter	0.6

7.	Investment in Affiliates

Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”) with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the years ended September 30, 2010, 2009 and 2008, the Company recorded income associated with UCI of $0.1 million. For the years ended September 30, 2010, 2009 and 2008, management fee payments received by the Company from UCI were $0.7 million, $0.6 million and $0.9 million, respectively. For the years ended September 30, 2010, 2009 and 2008, the Company incurred charges from UCI for products or services of $0.3 million, $0.4 million and $0.6 million, respectively. At September 30, 2010 and 2009 the Company owed UCI $0.0 million in connection with accounts payable for unpaid products and services.

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the years ended September 30, 2010, 2009 and 2008, the Company recorded income (loss) associated with YBA of $0.1 million, $(0.4) million and $0.6 million, respectively. For the years ended September 30, 2010, 2009 and 2008, the Company earned revenues for sales to YBA of $13.5 million, $6.7 million and $20.9 million, respectively. The amount due from YBA included in accounts receivable at September 30, 2010 and 2009 was $4.5 million and $2.4 million, respectively. For the years ended September 30, 2010, 2009 and 2008, the Company incurred charges from YBA for

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products and services of $0.2 million, $0.6 million and $1.5 million, respectively. At September 30, 2010 and 2009 the Company owed YBA $0.1 million and $0.0 million, respectively, in connection with accounts payable for unpaid products and services.

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

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2010	2009	2008

Net income (loss) attributable to Brooks Automation, Inc.	$58,982	$(227,858)	$(235,946)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	63,777	62,911	64,542
Dilutive common stock options and restricted stock awards	397	—	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	64,174	62,911	64,542

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.66)

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.92	$(3.62)	$(3.66)

Approximately 888,000, 1,456,000 and 2,092,000 options to purchase common stock and 187,000, 1,101,000 and 1,091,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to Brooks Automation, Inc. common stockholders for the years ended September 30, 20010, 2009 and 2008, respectively, as their effect would be anti-dilutive.

9.	Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

Current:
Federal	$(3,883)	$16	$197
State	616	13	25
Foreign	521	614	1,011

	(2,746)	643	1,233

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$(2,746)	$643	$1,233

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint ventures are as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

Domestic	$44,956	$(213,687)	$(222,193)
Foreign	11,108	(13,230)	(13,959)

	$56,064	$(226,917)	$(236,152)

The differences between the income tax provision and income taxes computed using the applicable U.S. statutory federal tax rate is as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

Income tax provision (benefit) computed at federal statutory rate	$19,622	$(79,420)	$(82,653)
State income taxes, net of federal benefit	699	(1,308)	(766)
Net operating loss carryback refund	(3,899)	—	—
Impairments	—	25,130	68,069
Foreign income taxed at different rates	(1,650)	(1,233)	2,497
Dividends	1,006	1,362	1,526
Change in deferred tax asset valuation allowance	(18,423)	55,211	13,697
Other	(101)	901	(1,137)

Income tax provision (benefit)	$(2,746)	$643	$1,233

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

The significant components of the net deferred tax assets are as follows (in thousands):

	Year Ended September 30,
	2010	2009

Accruals and reserves not currently deductible	$9,739	$12,256
Federal, state and foreign tax credits	18,178	19,297
Depreciation and amortization	12,352	13,143
Other assets	7,463	9,609
Net operating loss carryforwards	139,464	155,454
Inventory reserves and valuation	12,284	9,847

Deferred tax assets	199,480	219,606

Other liabilities	540	1,092

Deferred tax liabilities	540	1,092

Valuation allowance	198,940	218,514

Net deferred tax assets	$—	$—

Management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2010. Given the significant losses incurred in fiscal 2009 and the overall cumulative loss history combined with uncertainties in the global economic environment, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence.

As of September 30, 2010, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $550.6 million and federal and state research and development tax credit carryforwards of approximately $18.1 million available to reduce future tax liabilities, which expire at various dates through 2030. Included in the net operating loss carryforwards are stock option deductions of approximately $19.5 million. The benefits of these tax deductions approximate $7.0 million of which approximately $4.0 million will be credited to additional paid-in capital upon being realized or recognized.

As a result of ownership changes in previous years, the Company performed a study and determined there was an annual limitation on the federal net operating losses under section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). However, the Company’s utilization of those losses did not exceed the annual limitation amount. Since any unused annual limitation may be carried over to later years, there is no future limitation under section 382 of the Internal Revenue Code on the utilization of the federal net operating loss carryforwards as of September 30, 2010. The Company’s U.S. net operating losses expire at various dates through 2029.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

	Unrecognized	Interest and
	Tax Benefit	Penalties	Total

Balance at October 1, 2007	$13,119	$1,354	$14,473
Additions for tax positions of prior years	216	607	823
Additions for tax positions related to current year	291	13	304
Reduction for tax positions related to acquired entities in prior years, offset to goodwill	(1,184)	(226)	(1,410)
Reductions for tax positions of prior years	—	(205)	(205)
Reductions from lapses in statutes of limitations	(994)	—	(994)
Reductions from settlements with taxing authorities	(1,228)	(91)	(1,319)
Foreign exchange rate adjustment	243	—	243

Balance at September 30, 2008	10,463	1,452	11,915
Additions for tax positions of prior years	43	483	526
Additions for tax positions related to current year	228	5	233
Reduction for tax positions related to acquired entities in prior years, offset to goodwill	(41)	—	(41)
Reductions for tax positions of prior years	(133)	(169)	(302)
Reductions from lapses in statutes of limitations	(223)	—	(223)
Reductions from settlements with taxing authorities	(426)	(102)	(528)
Foreign exchange rate adjustment	(117)	—	(117)

Balance at September 30, 2009	9,794	1,669	11,463
Additions for tax positions of prior years	3,287	506	3,793
Additions for tax positions related to current year	468	—	468

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrecognized	Interest and
	Tax Benefit	Penalties	Total

Reductions for tax positions of prior years	(40)	(19)	(59)
Reductions from lapses in statutes of limitations	(413)	—	(413)
Reductions from settlements with taxing authorities	(193)	(4)	(197)
Foreign exchange rate adjustment	(87)	—	(87)

Balance at September 30, 2010	$12,816	$2,152	$14,968

As of September 30, 2010, 2009 and 2008, the Company had approximately $12.5 million, $11.5 million and $11.9 million, respectively, of unrecognized tax benefits, which if recognized, would affect the effective tax rate. As of September 30, 2010, the remaining $2.5 million of unrecognized tax benefits would not impact the Company’s effective rate since they are offset by valuation allowances. The Company recognizes interest related to unrecognized benefits as a component of tax expense, of which $0.4 million, $0.3 million and $0.4 million was recognized for the years ended September 30, 2010, 2009 and 2008, respectively.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various global jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2004. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that the unrecognized tax benefit will be reduced by approximately $1.0 million during the next twelve months.

10.	Tender Offer of the Company’s Common Stock

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

11.	Postretirement Benefits

Defined Benefit Pension Plans

On October 26, 2005, the Company purchased Helix Technology Corporation and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (“Plan”). The Plan is a final average pay pension plan. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a September 30th measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets. Additionally, the Plan was remeasured during fiscal 2009 to reflect a $0.9 million settlement loss on distribution payments made to terminated employees. The following tables set forth the funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2010 and 2009 for the Plan (in thousands):

	Year Ended
	September 30,
	2010	2009

Benefit obligation at beginning of year	$14,390	$9,409
Service cost	100	100
Interest cost	775	702
Actuarial loss	1,380	6,515
Benefits paid	(731)	(2,336)

Benefit obligation at end of year	$15,914	$14,390

	Year Ended
	September 30,
	2010	2009

Fair value of assets at beginning of year	$5,860	$8,442
Actual return (loss) on plan assets	657	(246)
Disbursements	(731)	(2,336)
Employer contributions	4,204	—

Fair value of assets at end of year	$9,990	$5,860

	September 30,
	2010	2009

Funded status/accrued benefit liability	$(5,924)	$(8,530)

The following table provides pension amounts recorded within the account line items of the Company’s consolidated balance sheets:

	September 30,
	2010	2009

Accrued compensation and benefits	$458	$617
Long-term pension liability	5,466	7,913

In addition, accumulated other comprehensive income at September 30, 2010 and 2009 includes unrecognized net actuarial losses of $8.4 million and $7.4 million, respectively. The estimated portion of net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost for the year ended September 30, 2011 is $0.5 million.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension (benefit) cost consisted of the following (in thousands):

	Year Ended September 30,
	2010	2009	2008

Service cost	$100	$100	$146
Interest cost	775	702	731
Expected return on assets	(604)	(709)	(906)
Amortization of losses	327	89	—
Settlement loss	—	888	—

Net periodic pension (benefit) cost	$598	$1,070	$(29)

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss:

	September 30,
	2010	2009

Net loss	$1,328	$6,581
Amortization of net loss	(327)	(89)

Total recognized in other comprehensive income	1,001	6,492

Total recognized in net periodic benefit cost and other comprehensive income	$1,599	$7,562

Certain information for the Plan with respect to accumulated benefit obligations follows (in thousands):

	September 30,
	2010	2009

Projected benefit obligation	$15,914	$14,390
Accumulated benefit obligation	15,914	14,390
Fair value of plan assets	9,990	5,860

Weighted-average assumptions used to determine net cost at September 30, 2010, 2009 and 2008 follows:

	Year Ended September 30,
	2010	2009	2008

Discount rate	5.50%	7.12%	6.00%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine the pension obligation at September 30, 2010, 2009 and 2008 follows:

	Year Ended September 30,
	2010	2009	2008

Discount rate	4.75%	5.50%	7.12%
Rate of compensation increase	N/A	N/A	N/A

The Company bases its determination of pension expense or benefit on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of September 30, 2010, under the Plan, the Company had cumulative investment losses of approximately $1.3 million, which remain to be recognized in the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation of the market-related value of assets. The Company also had cumulative other actuarial losses of $7.1 million at September 20, 2010, which are amortized into net periodic benefit costs over the average remaining service period of active participants in the Plan.

The discount rate utilized for determining future pension obligations for the Plan is based on the Citigroup Pension Index adjusted for the Plan’s expected cash flows and was 4.75% at September 30, 2010, down from 5.50% at September 30, 2009.

The expected long term rate of return on Plan assets used to determine future pension obligations was 6.50% and 8.00% as of September 30, 2010 and 2009, respectively. In developing the expected return on plan assets assumption, the Company evaluated fixed income yield curve data and equity return assumption studies, and applied this data to the expected asset allocation to develop an appropriate projected return on Plan assets.

Plan Assets

The assets of the plan are invested primarily in equity and debt securities. The Plan investments are managed by a third party investment manager. The performance of the investment manager is reviewed regularly by an Investment Committee that is comprised of members of senior management. Results for the total portfolio and for each major category of assets are evaluated in comparison with appropriate market indices. The investment portfolio does not, at any time, have a direct investment in Company stock. It may have indirect investment in Company stock, if one of the funds selected by the investment manager invests in Company stock. The investment manager periodically recommends asset allocation changes to the Investment Committee. Due to the frozen status of the Plan, the investment return objectives are to match the investment returns with the timing of future pension liability payments, which recently has led to increased investments in debt securities.

The Company’s weighted average asset allocation at September 30, 2010 and target allocation at September 30, 2011, by asset category is as follows:

	Percentage of	Target
	Plan Assets at	Allocation at
	September 30,	September 30,
	2010	2011

Equity securities	27%	30% - 50%
Debt securities	56	50% - 70%
Cash	17	0% - 10%

	100%

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of pension assets by asset category and by level at September 30, 2010 were as follows (in thousands):

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total

Fixed income securities:
Short duration bond mutual funds	$491	—	—	$491
Intermediate duration bond mutual funds	1,561	—	—	1,561
Long-term duration bond mutual funds	3,539	—	—	3,539
Equity securities:
Common stock	1,596	—	—	1,596
Small cap mutual fund	85	—	—	85
Mid cap common/collective fund	—	356	—	356
Convertible securities common/collective fund	—	623	—	623
Cash and cash equivalents	1,739	—	—	1,739

Total	$9,011	$979	$—	$9,990

See Note 4 for a description of the levels of inputs used to determine fair value measurements.

During the fourth quarter of fiscal year 2010, the Company made a voluntary contribution of $3.6 million to the Plan, which was in addition to the $0.6 million of required minimum contributions made throughout fiscal year 2010. The Company expects to contribute $0.5 million to the Plan in fiscal 2011 to meet minimum funding targets.

Expected benefit payments over the next ten years are expected to be paid as follows (in thousands):

2011	$621
2012	607
2013	622
2014	767
2015	687
2016-2020	4,143

The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

The Company’s contribution expense for worldwide defined contribution plans was $2.6 million, $2.7 million and $3.5 million for the years ended September 30, 2010, 2009 and 2008, respectively.

The Company has a Supplemental Key Executive Retirement Plan (acquired with Helix) which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company did not record additional retirement costs for the years ended September 30, 2010, 2009 and 2008, in connection with this plan. At September 30, 2010 and 2009, the Company had $0.1 million accrued for benefits payable under the Supplemental Key Executive Retirement Plan.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Preferred Stock

At September 30, 2010 and 2009 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares were issued and outstanding at September 30, 2010 and 2009. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

13.	Stock Plans

Amended and Restated 2000 Equity Incentive Plan

The purposes of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 9,000,000 shares of common stock were reserved for issuance under the 2000 Plan. As of September 30, 2010, 693,249 options are outstanding and 5,173,514 shares remain available for grant.

During the year ended September 30, 2010, the Company issued 869,639 shares of restricted stock or units under the Amended and Restated 2000 Equity Incentive Plan, net of cancellations. These restricted stock awards generally have the following vesting schedules: immediate; two year cliff vesting; and three year vesting in which one-third vest in Year 1, one-third vest in Year 2 and one-third vest in Year 3. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee. In addition, in fiscal 2010, the Company granted 126,500 restricted stock awards to senior management, the number of shares ultimately issued will be measured at the end of fiscal year 2012 and is dependent upon the achievement of certain financial performance goals. These awards are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

1998 Employee Equity Incentive Plan

The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. On February 26, 2003, the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited options. From February 26, 2003 through September 30, 2010, 3,193,760 options were forfeited due to employee terminations. On August 5, 2009, the Board of Directors voted not to issue any further shares out of the 1998 Plan. A total of 19,060 options are outstanding under the 1998 Plan as of September 30, 2010.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1993 Non-Employee Director Stock Option Plan

The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of the Company. Options granted under the Directors Plan generally vested over a period of five years and generally expired ten years from the date of grant. A total of 10,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2010.

Stock Options of Acquired Companies

In connection with the acquisition of Helix on October 26, 2005, the Company assumed the outstanding options of multiple stock option plans that were adopted by Helix. At acquisition, 689,622 options to purchase Helix common stock were outstanding and converted into 765,480 options to purchase the Company’s Common Stock. A total of 87,132 options are outstanding and 430,813 shares remain available for grant under the Helix plans as of September 30, 2010. The Company does not intend to issue any additional options under the Helix stock option plan.

Stock Option Activity

Aggregate stock option activity for all the above plans for the year ended September 30, 2010 is as follows:

	2010
		Weighted-
		Average		Aggregate
		Remaining	Weighted	Intrinsic
		Contractual	Average	Value (In
	Shares	Term	Price	Thousands)

Options outstanding at beginning of year	1,189,897		$17.54
Exercised	(2,200)		$8.57
Forfeited/expired	(423,076)		$15.05

Options outstanding at end of year	764,621	1.0 year	$18.94	$5

Vested and unvested expected to vest at end of year	764,506	1.0 year	$18.94	$5

Options exercisable at end of year	744,621	1.0 year	$19.10	$5

Options available for future grant	5,604,327

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $6.71 as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted in fiscal 2010, 2009 or 2008. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $3,000, $0 and $35,000, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2010, 2009 and 2008 was $19,000, $0 and $392,000, respectively.

As of September 30, 2010 future compensation cost related to nonvested stock options is approximately $15,000 and will be recognized over an estimated weighted average period of 0.1 years.

The Company settles employee stock option exercises with newly issued common shares.

Based on information currently available, the Company believes that, although certain options may have been granted in violation of its applicable option plans, those options are valid and enforceable obligations of the Company.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Activity

Restricted stock for the year ended September 30, 2010 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of September 30, 2010 and changes during the year is as follows:

	2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at beginning of year	1,162,086	$8.96
Awards granted	1,036,846	8.73
Awards vested	(845,022)	8.13
Awards canceled	(40,707)	6.85

Outstanding at end of year	1,313,203	$9.40

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

The weighted average grant date fair value of restricted stock granted during fiscal 2009 and fiscal 2008 was $4.28 and $12.06 per share, respectively. The fair value of restricted stock awards vested during fiscal 2010, 2009 and 2008 was $6.8 million, $4.4 million and $4.4 million, respectively. Included in fiscal 2010 was $1.4 million of compensation expense related to the fiscal year 2009 variable compensation award.

As of September 30, 2010, the unrecognized compensation cost related to nonvested restricted stock is $6.4 million and will be recognized over an estimated weighted average amortization period of 1.5 years.

1995 Employee Stock Purchase Plan

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 3,000,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2010, 2,520,968 shares of common stock have been purchased under the 1995 Plan and 479,032 shares remain available for purchase.

14.	Restructuring Costs and Accruals

Fiscal 2010 Activities

The Company recorded a charge to continuing operations of $2.5 million in the year ended September 30, 2010 for restructuring costs. Of this amount, $0.9 million related to workforce reductions and $1.6 million related to facility costs. The severance costs primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs include $0.4 million to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, the Company revised the present value

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in its prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods, and recorded a charge of $1.2 million. These facility charges are primarily related to a facility exited in fiscal year 2002, for which the lease ends in July 2011. The accruals for workforce reductions are expected to be paid over the next twelve months.

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

The activity related to the Company’s restructuring accruals is below, which includes activity related to the discontinued software division (in thousands):

	Fiscal 2010 Activity
	Balance			Balance
	September 30,			September 30,
	2009	Expense	Utilization	2010

Facilities and other	$6,289	$1,584	$(4,364)	$3,509
Workforce-related	1,372	945	(2,317)	—

	$7,661	$2,529	$(6,681)	$3,509

	Fiscal 2009 Activity
	Balance			Balance
	September 30,			September 30,
	2008	Expense	Utilization	2009

Facilities	$9,658	$1,769	$(5,138)	$6,289
Workforce-related	3,005	11,037	(12,670)	1,372

	$12,663	$12,806	$(17,808)	$7,661

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2008 Activity
	Balance			Balance
	September 30,			September 30,
	2007	Expense	Utilization	2008

Facilities	$12,804	$540	$(3,686)	$9,658
Workforce-related	2,907	6,747	(6,649)	3,005

	$15,711	$7,287	$(10,335)	$12,663

15.	Segment and Geographic Information

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

The Systems Solutions Group segment provides a range of products and engineering and manufacturing services, which include the Company’s Extended Factory services. The Company’s Extended Factory product offering provides services to build equipment front-end modules and other subassemblies which enable its customers to effectively develop and source high quality and high reliability process tools for semiconductor and adjacent market applications.

The Global Customer Operations segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable the Company’s customers to maximize process tool uptime and productivity. This segment also provides services and spare parts for certain legacy products.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s business segments is as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Total

Year ended September 30, 2010
Revenues
Product	$242,236	$286,588	$3,350	$532,174
Services	—	—	60,798	60,798

	$242,236	$286,588	$64,148	$592,972

Gross profit	$94,339	$57,969	$13,987	$166,295
Segment operating income (loss)	$33,311	$21,951	$(2,979)	$52,283
Depreciation	$5,801	$5,942	$2,820	$14,563
Assets	$162,851	$127,694	$47,451	$337,996
Year ended September 30, 2009
Revenues
Product	$95,414	$69,914	$2,224	$167,552
Services	—	—	51,154	51,154

	$95,414	$69,914	$53,378	$218,706

Gross profit (loss)	$14,460	$(3,171)	$3,639	$14,928
Segment operating loss	$(40,818)	$(38,879)	$(16,984)	$(96,681)
Depreciation	$4,912	$6,256	$4,474	$15,642
Assets	$138,930	$70,537	$56,007	$265,474
Year ended September 30, 2008
Revenues
Product	$252,571	$197,149	$6,702	$456,422
Services	—	—	69,944	69,944

	$252,571	$197,149	$76,646	$526,366

Gross profit	$85,379	$32,573	$8,876	$126,828
Segment operating income (loss)	$17,380	$(22,215)	$(10,914)	$(15,749)
Depreciation	$5,903	$8,137	$4,136	$18,176
Assets	$203,626	$119,029	$126,629	$449,284

A reconciliation of the Company’s reportable segment gross profit to the corresponding consolidated amounts for the years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Segment gross profit from continuing operations	$166,295	$14,928	$126,828
Impairment of long-lived assets	—	(20,924)	—

Total gross profit (loss) from continuing operations	$166,295	$(5,996)	$126,828

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

	As of and for the Year Ended
	September 30,
	2010	2009	2008

Segment operating income (loss) from continuing operations	$52,283	$(96,681)	$(15,749)
Other unallocated corporate expenses	778	6,592	3,819
Amortization of acquired intangible assets	1,969	4,637	7,044
Impairment of goodwill	—	71,800	197,883
Impairment of long-lived assets	—	35,512	5,687
Restructuring charges	2,529	12,806	7,287

Total operating income (loss) from continuing operations	$47,007	$(228,028)	$(237,469)

Segment assets	$337,996	$265,474	$449,284
Investments in cash equivalents, marketable securities, joint ventures and other unallocated corporate net assets	180,228	147,728	205,582
Insurance receivable	—	120	8,772

Total assets	$518,224	$413,322	$663,638

Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

North America	$322,542	$115,734	$340,214
Asia/Pacific	203,172	68,393	108,786
Europe	67,258	34,579	77,366

	$592,972	$218,706	$526,366

Long-lived assets, consisting of property, plant and equipment by geographic area are as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

North America	$60,263	$71,363	$76,306
Asia/Pacific	3,076	3,084	4,835
Europe	330	346	463

	$63,669	$74,793	$81,604

16.	Significant Customers

The Company had three customers that each accounted for more than 10% of revenues in the year ended September 30, 2010. The Company had one customer that accounted for more than 10% of revenues in the year ended September 30, 2009. The Company had two customers that each accounted for more than 10% of revenues in the year ended September 30, 2008. The Company had one customer that accounted for more than 10% of its accounts receivable balance at September 30, 2010 and 2009.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,
	2010	2009

Accounts receivable	$92,764	$39,147
Less allowance for doubtful accounts	491	719

	$92,273	$38,428

The allowance for doubtful accounts activity for the years ended September 30, 2010, 2009 and 2008 were as follows (in thousands):

	Balance at		Reversals of		Balance at
	Beginning of		Bad Debt	Write-offs and	End of
Description	Period	Provisions	Expense	Adjustments	Period

2010 Allowance for doubtful accounts	$719	$125	$(192)	$(161)	$491
2009 Allowance for doubtful accounts	1,366	419	—	(1,066)	719
2008 Allowance for doubtful accounts	1,469	720	(255)	(568)	1,366

	September 30,
	2010	2009

Inventories, net
Raw materials and purchased parts	$79,972	$65,815
Work-in-process	22,392	13,588
Finished goods	13,423	5,335

	$115,787	$84,738

Reserves for excess and obsolete inventory were $23.8 million, $27.7 million and $18.3 million at September 30, 2010, 2009 and 2008, respectively. The Company recorded additions to reserves for excess and obsolete inventory of $2.3 million, $12.8 million and $4.9 million in fiscal 2010, 2009 and 2008, respectively. The Company reduced the reserves for excess and obsolete inventory by $6.0 million, $3.0 million and $6.3 million, in fiscal 2010, 2009 and 2008, respectively, for disposals of inventory.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

Balance at September 30, 2007	$10,986
Accruals for warranties during the year	10,344
Settlements made during the year	(13,156)

Balance at September 30, 2008	8,174
Accruals for warranties during the year	8,534
Settlements made during the year	(11,010)

Balance at September 30, 2009	5,698
Accruals for warranties during the year	17,948
Settlements made during the year	(15,451)

Balance at September 30, 2010	$8,195

18.	Commitments and Contingencies

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2016. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2010, 2009 and 2008 was $4.7 million, $4.8 million and $5.4 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

	Operating	Sublease
	Leases	Income

Year ended September 30, 2011	$10,884	$1,442
2012	4,860	4
2013	4,702	—
2014	4,090	—
2015	2,489	—
Thereafter	598	—

	$27,623	$1,446

These future minimum lease commitments include approximately $4.7 million related to facilities the Company has elected to abandon in connection with its restructuring initiatives. In addition, the Company is a guarantor on a lease in Mexico that expires in January 2013. As of September 30, 2010, the remaining payments under this lease are approximately $0.9 million.

At September 30, 2010, the Company had $0.3 million of outstanding letters of credit.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Company has non-cancelable contracts and purchase orders for inventory of $90.7 million at September 30, 2010.

Contingencies

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Exchange Act for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint seeks disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions. On July 14, 2008, the court denied Mr. Therrien’s motion to dismiss this action. Discovery has commenced in this matter. The parties have also been engaged in discussions to seek a settlement of the case, and those discussions continue. Brooks is a nominal defendant in the consolidated action and any recovery in this action, less attorneys’ fees, would go to the Company.

Item 9.	Changes In and Disagreements With Accountants on Financial Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a) Financial Statements and Financial Statement Schedules

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, in this Form 10-K.

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit
No.	Description

3.01	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005, as amended on September 26, 2005 (the “Helix S-4”).
3.02	Certificate of Designations of the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.03 of the Company’s registration statement on Form S-3 (Registration No. 333- 34487), filed on August 27, 1997).
3.03	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the Helix S-4).
3.04	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Helix S-4).
3.05	Certificate of Increase of Shares Designated as the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 of the Helix S-4).
3.06	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company (incorporated herein by reference to Exhibit 3.6 of the Helix S-4).
3.07	Certificate of Designations of Special Voting Preferred Stock of the Company (incorporated herein by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 (Registration No. 333-87194), filed on April 29, 2002, as amended May 13, 2002).
3.08	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated herein by reference to Exhibit 3.8 of the Helix S-4).
3.09	Certificate of Amendment of Certificate of Incorporation of the Company.
3.10	Certificate of Amendment of Certificate of Incorporation of the Company.
3.11	Certificate of Elimination, Designation, Preference and Rights of the Special Voting Preferred Stock of the Company.
3.12	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock.
3.13	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).
4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-88320), filed on May 15, 2002).
10.01	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc.
10.02	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation.
10.03	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc.
10.04	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-2 (Registration No. 2-84880) filed by Helix Technology Corporation)).
10.05	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company’s registration statement on Form S-1 (Registration No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”))).
10.06	Employment Agreement dated as of October 24, 2005, by and between the Company and Thomas S. Grilk.
10.07	Employment Agreement dated as of September 30, 2007, by and between the Company and Robert Lepofsky (incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed on November 29, 2007 (the “2007 10-K”)).
10.08	Amendment to Employment Agreement dated as of January 1, 2009, by and between the Company and Robert Lepofsky (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed on May 7, 2009).

Exhibit
No.	Description

10.09	Employment Agreement, effective as of January 28, 2008, by and between Brooks Automation, Inc. and Martin S. Headley (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 31, 2008).
10.10	Employment Agreement, effective as of October 26, 2005, by and between Brooks Automation, Inc. and Steven A. Michaud (incorporated herein by reference to Exhibit 10.09 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008, filed on November 26, 2008 (the “2008 10-K”)).
10.11	1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (Registration No. 333-22717), filed on March 4, 1997).
10.12	1992 Combination Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 (Registration No. 333-07313), filed on July 1, 1996).
10.13	1995 Employee Stock Purchase Plan, as amended.
10.14	Amended and Restated 2000 Equity Incentive Plan, restated as of December 29, 2008 (incorporated herein by reference to Exhibit 10.01 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2008, filed on February 9, 2009).
10.15	Helix Technology Corporation 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.16	Helix Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.17	Helix Technology Corporation 1981 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3. of the Company’s registration statement on Form S-8 (Registration No. 333-129724), filed on November 16, 2005).
10.18	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement.
10.19	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement.
10.20	Form of 2000 Equity Incentive Plan Director Stock Option Agreement.
10.21	Form of Restricted Stock Agreement.
10.22	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.03 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed on August 7, 2008 (the “2008 Q3 10-Q”)).
10.23	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.04 to the 2008 Q3 10-Q).
10.24	Restricted Stock Agreement, dated as of April 25, 2008, by and between the Company and Robert J. Lepofsky (incorporated herein by reference to Exhibit 10.05 to the 2008 Q3 10-Q).
10.25	Brooks Automation, Inc. Deferred Compensation Plan, as amended.
10.26	Amendment No. 2008-01 to the Brooks Automation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the 2008 Q3 10-Q).
10.27	Amendment No. 2 to the Helix Technology Corporation Employees’ Pension Plan effective as of May 20, 2009 (incorporated herein by reference to Exhibit 10.27 to the 2009 10-K).
10.28	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002 (incorporated herein by reference to Exhibit 10.28 to the Company’s 2008 10-K).
10.29	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002 (incorporated herein by reference to Exhibit 10.29 to the Company’s 2008 10-K).
10.30	Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America for 805 Middlesex Turnpike, Billerica, MA (incorporated herein by reference to the Brooks S-1).

Exhibit
No.	Description

10.31	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America) for 805 Middlesex Turnpike, Billerica, MA.
10.32	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.
10.33	First Amendment to Lease dated as of March 21, 2001 between the Company and Progress Road LLC for 17 Progress Road, Billerica, MA.
10.34	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee.
10.35	Multi-Tenant Industrial Triple Net Lease, effective December 15, 2000, between Catellus Development Corporation and Synetics Solutions, Inc., including amendments thereto.
10.36	Factory Lease Advanced Agreement among Sang Chul Park, Young Ja Kim, Joon Ho Park, Brooks Automation Asia, Ltd. and Brooks Automation Korea, Inc.
10.37	Lease dated September 6, 2001 between The Harry Friedman and Edith B. Friedman Revocable Living Trust Dated May 15, 1986 et al as Lessor and the Company (IGC — Polycold Systems Inc.) as Lessee.
10.38	Lease dated August 8, 2008 between the Company and Koll/Intereal Bay Area for 4051 Burton Drive, Santa Clara, CA (incorporated herein by reference to Exhibit 10.38 to the Company’s 2008 10-K).
10.39	Lease effective September 1, 2005 between Keystone Technology Ltd (HK) and Wuxi New District for J3-4 Wuxi Export Processing Zone, Wuxi, China (incorporated herein by reference to Exhibit 10.39 to the 2009 10-K).
10.40	Lease effective September 30, 2010 between the Company and Catellus Operating Limited Partnership for Southshore Corporate Park Building A, 18550-18870 NE Riverside Pkwy, Gresham, OR.
10.41	Employment Agreement, effective as of April 5, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed on May 6, 2010).
10.42	Non-Employee Directors Stock Grant/Restricted Stock Unit Election Form.
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).
31.01	Rule 13a-14(a),15d-14(a) Certification.
31.02	Rule 13a-14(a),15d-14(a) Certification.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Stephen S. Schwartz
Stephen S. Schwartz,
Chief Executive Officer

Date: November 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Schwartz Stephen S. Schwartz	Director and Chief Executive Officer (Principal Executive Officer)	November 23, 2010

/s/ Martin S. Headley Martin S. Headley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 23, 2010

/s/ Timothy S. Mathews Timothy S. Mathews	Vice President and Corporate Controller (Principal Accounting Officer)	November 23, 2010

/s/ A. Clinton Allen A. Clinton Allen	Director	November 23, 2010

/s/ Joseph R. Martin Joseph R. Martin	Director	November 23, 2010

/s/ John K. McGillicuddy John K. McGillicuddy	Director	November 23, 2010

/s/ Krishna G. Palepu Krishna G. Palepu	Director	November 23, 2010

/s/ Chong Sup Park Chong Sup Park	Director	November 23, 2010

/s/ Kirk P. Pond Kirk P. Pond	Director	November 23, 2010

/s/ Alfred Woollacott III Alfred Woollacott III	Director	November 23, 2010

/s/ Mark S. Wrighton Mark S. Wrighton	Director	November 23, 2010