Form 10-Q
period 2010-12-31
BROOKS AUTOMATION INC
filed 2011-02-04
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 28, 2011: Common stock, $0.01 par value 65,415,090 shares

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31,	September 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$62,312	$59,823
Marketable securities	50,662	49,011
Accounts receivable, net	87,613	92,273
Inventories, net	127,143	115,787
Prepaid expenses and other current assets	8,416	10,437

Total current assets	336,146	327,331
Property, plant and equipment, net	61,985	63,669
Long-term marketable securities	44,953	33,593
Goodwill	48,138	48,138
Intangible assets, net	10,194	11,123
Equity investment in joint ventures	32,519	31,746
Other assets	2,640	2,624

Total assets	$536,575	$518,224

Liabilities and equity
Current liabilities
Accounts payable	$62,323	$65,734
Deferred revenue	4,024	4,365
Accrued warranty and retrofit costs	7,882	8,195
Accrued compensation and benefits	11,804	13,677
Accrued restructuring costs	2,525	3,509
Accrued income taxes payable	1,104	1,040
Accrued expenses and other current liabilities	12,032	11,635

Total current liabilities	101,694	108,155
Income taxes payable	12,590	12,446
Long-term pension liability	5,610	5,466
Other long-term liabilities	2,812	2,805

Total liabilities	122,706	128,872

Contingencies (Note 15)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,898,626 shares issued and 65,436,757 shares outstanding at December 31, 2010, 78,869,331 shares issued and 65,407,462 shares outstanding at September 30, 2010	789	789
Additional paid-in capital	1,803,390	1,803,121
Accumulated other comprehensive income	20,272	19,510
Treasury stock at cost, 13,461,869 shares at December 31, 2010 and September 30, 2010	(200,956)	(200,956)
Accumulated deficit	(1,210,163)	(1,233,649)

Total Brooks Automation, Inc. stockholders’ equity	413,332	388,815
Noncontrolling interest in subsidiaries	537	537

Total equity	413,869	389,352

Total liabilities and equity	$536,575	$518,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2010	2009
Revenues
Product	$161,424	$91,521
Services	16,943	14,676

Total revenues	178,367	106,197

Cost of revenues
Product	109,203	67,245
Services	11,845	12,706

Total cost of revenues	121,048	79,951

Gross profit	57,319	26,246

Operating expenses
Research and development	8,898	7,541
Selling, general and administrative	24,478	18,979
Restructuring charges	214	1,522

Total operating expenses	33,590	28,042

Operating income (loss)	23,729	(1,796)
Interest income	275	328
Interest expense	1	16
Loss on investment	—	191
Other (income) expense, net	(161)	197

Income (loss) before income taxes and equity in earnings (losses) of joint ventures	24,164	(1,872)
Income tax provision	988	635

Income (loss) before equity in earnings (losses) of joint ventures	23,176	(2,507)
Equity in earnings (losses) of joint ventures	310	(370)

Net income (loss)	$23,486	$(2,877)
Add: Net loss attributable to noncontrolling interests	—	82

Net income (loss) attributable to Brooks Automation, Inc.	$23,486	$(2,795)

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.37	$(0.04)

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.36	$(0.04)

Shares used in computing earnings (loss) per share
Basic	64,263	63,394
Diluted	64,475	63,394
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$23,486	$(2,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,274	4,794
Stock-based compensation	1,209	1,517
Amortization of premium on marketable securities	410	136
Undistributed (earnings) losses of joint ventures	(310)	370
Gain on disposal of long-lived assets	(13)	—
Loss on investment	—	191
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	4,949	(14,759)
Inventories	(11,289)	(5,163)
Prepaid expenses and other current assets	2,117	(834)
Accounts payable	(3,424)	19,902
Deferred revenue	(330)	1,199
Accrued warranty and retrofit costs	(314)	32
Accrued compensation and benefits	(2,810)	(2,834)
Accrued restructuring costs	(985)	(605)
Accrued expenses and other	713	413

Net cash provided by operating activities	17,683	1,482

Cash flows from investing activities
Purchases of property, plant and equipment	(1,638)	(461)
Purchases of marketable securities	(38,704)	(43,983)
Sale/maturity of marketable securities	25,225	29,853
Proceeds from the sale of investment	—	240

Net cash used in investing activities	(15,117)	(14,351)

Effects of exchange rate changes on cash and cash equivalents	(77)	48

Net increase (decrease) in cash and cash equivalents	2,489	(12,821)
Cash and cash equivalents, beginning of period	59,823	59,985

Cash and cash equivalents, end of period	$62,312	$47,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles, or GAAP. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.
     Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2010.
Recently Enacted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”), which requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. On October 1, 2010 the Company adopted this standard, which had no impact on its financial position or results of operations.
     In December 2010, the FASB issued an amendment to the accounting requirements of goodwill, which requires a qualitative approach to considering impairment for a reporting unit with zero or negative carrying value. This guidance is effective for fiscal years beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.
     In December 2010, the FASB issued an amendment to the accounting requirements of business combinations, which establishes accounting and reporting standards for pro forma revenue and earnings of the combined entity for the current and comparable reporting periods. This guidance is effective for fiscal years beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.
2. Stock-Based Compensation
     The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2010 and 2009 (in thousands):

	Three months ended
	December 31,
	2010	2009
Stock options	$—	$43
Restricted stock	1,092	1,368
Employee stock purchase plan	117	106

	$1,209	$1,517

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
Stock Option Activity
     The following table summarizes stock option activity for the three months ended December 31, 2010:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2010	764,621		$18.94
Forfeited/expired	(347,110)		$23.56

Outstanding at December 31, 2010	417,511	1.5 years	$15.10	$41
Vested and unvested expected to vest at December 31, 2010	417,511	1.5 years	$15.10	$41
Options exercisable at December 31, 2010	417,511	1.5 years	$15.10	$41
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $9.07 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three months ended December 31, 2010 and 2009. There were no stock option exercises in the three months ended December 31, 2010 and 2009. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2010 and 2009 was $0.
     As of December 31, 2010 there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of December 31, 2010 and changes during the three months ended December 31, 2010 is as follows:

	Three months ended
	December 31, 2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2010	1,313,203	$9.40
Awards granted	155,000	7.91
Awards vested	(300,248)	14.40
Awards canceled	(8,710)	7.30

Outstanding at December 31, 2010	1,159,245	$8.39

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
     The fair value of restricted stock awards vested during the three months ended December 31, 2010 was $4.3 million. The fair value of restricted stock awards vested during the three months ended December 31, 2009 was $1.8 million, which includes the $1.4 million of compensation expense related to the fiscal year 2009 variable compensation award.
     As of December 31, 2010, the unrecognized compensation cost related to nonvested restricted stock is $6.6 million and will be recognized over an estimated weighted average amortization period of 1.9 years.
Employee Stock Purchase Plan
     There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2010 and 2009.
3. Goodwill
     The components of the Company’s goodwill by business segment at December 31, 2010 are as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Other	Total
Gross goodwill	$353,253	$151,184	$151,238	$7,421	$663,096
Less: aggregate impairment charges recorded	(305,115)	(151,184)	(151,238)	(7,421)	(614,958)

	$48,138	$—	$—	$—	$48,138

     The Company did not have any adjustments to goodwill during the three months ended December 31, 2010.
     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2010			September 30, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$7,808	$6,912	$896	$7,808	$6,886	$922
Completed technology	43,502	37,564	5,938	43,502	37,108	6,394
Trademarks and trade names	3,779	3,460	319	3,779	3,379	400
Customer relationships	18,860	15,819	3,041	18,860	15,453	3,407

	$73,949	$63,755	$10,194	$73,949	$62,826	$11,123

4. Income Taxes
     The Company recorded an income tax provision of $1.0 million for the three months ended December 31, 2010. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.
     The Company recorded an income tax provision of $0.6 million for the three months ended December 31, 2009. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes, U.S. Federal alternative minimum taxes and interest related to unrecognized tax benefits.

     The Company continued to provide a full valuation allowance for its net deferred tax assets at December 31, 2010, as Brooks believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2004. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that approximately $1.0 million will be realized in the fourth quarter of fiscal year 2011 as a result of the expiration of certain non-U.S. statutes of limitations, all of which will impact the Company’s fiscal year 2011 effective tax rate.
5. Earnings (Loss) per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands):

	Three months ended
	December 31,
	2010	2009
Weighted average common shares outstanding used in computing basic earnings (loss) per share	64,263	63,394
Dilutive common stock options and restricted stock awards	212	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	64,475	63,394

     Approximately 480,000 and 1,161,000 options to purchase common stock and 223,000 and 926,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the three months ended December 31, 2010 and 2009, respectively, as their effect would be anti-dilutive.
6. Comprehensive Income (Loss)
     The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Net income (loss)	$23,486	$(2,877)
Change in cumulative translation adjustment	953	701
Unrealized loss on marketable securities	(191)	(238)

Comprehensive income (loss)	24,248	(2,414)
Add: Comprehensive loss attributable to noncontrolling interests	—	82

Comprehensive income (loss) attributable to Brooks Automation, Inc.	$24,248	$(2,332)

7. Segment Information
     The Company reports financial results in three segments: Critical Solutions Group; Systems Solutions Group; and Global Customer Operations. A description of segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

     The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses (primarily certain legal costs associated with the Company’s past equity incentive-related practices and costs to indemnify a former executive in connection with these matters), amortization of acquired intangible assets (excluding completed technology) and restructuring are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon various cost drivers associated with the respective administrative function, including segment revenues, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude investments in joint ventures, marketable securities and cash equivalents.
     Financial information for the Company’s business segments is as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Total
Three months ended December 31, 2010
Revenues
Product	$74,420	$86,203	$801	$161,424
Services	—	—	16,943	16,943

	$74,420	$86,203	$17,744	$178,367

Gross profit	$31,024	$20,624	$5,671	$57,319
Segment operating income	$13,460	$9,868	$1,296	$24,624
Three months ended December 31, 2009
Revenues
Product	$43,186	$47,099	$1,236	$91,521
Services	—	—	14,676	14,676

	$43,186	$47,099	$15,912	$106,197

Gross profit	$15,777	$7,556	$2,913	$26,246
Segment operating income (loss)	$1,868	$318	$(1,884)	$302
Assets
December 31, 2010	$166,568	$127,422	$45,549	$339,539
September 30, 2010	$162,851	$127,694	$47,451	$337,996
     A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three month periods ended December 31, 2010 and 2009 is as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Segment operating income	$24,624	$302
Other unallocated corporate expenses	231	85
Amortization of acquired intangible assets	450	491
Restructuring charges	214	1,522

Total operating income (loss)	$23,729	$(1,796)

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2010 and September 30, 2010 is as follows (in thousands):

	December 31,	September 30,
	2010	2010
Segment assets	$339,539	$337,996
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	197,036	180,228

Total assets	$536,575	$518,224

8. Significant Customers
     The Company had two customers that each accounted for more than 10% of revenues for the three months ended December 31, 2010 and 2009.
9. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $214,000 in the three months ended December 31, 2010 which consisted of severance costs of $165,000 and facility related restructuring costs of $49,000. The severance charges primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs are primarily related to the amortization of a deferred discount on multi-year facility restructuring liabilities.
     The Company recorded a charge to operations of $1,522,000 in the three months ended December 31, 2009 which consisted of facility related restructuring costs of $1,338,000 and $184,000 of severance costs. The Company revised the present value discounting of multi-year facility related restructuring liabilities during the three months ended December 31, 2009 when certain accounting errors were identified in the Company’s prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods, and recorded a charge of $1,221,000. In addition, the Company recorded $117,000 of facility related restructuring costs during the three months ended December 31, 2009 to amortize the deferred discount on multi-year facility restructuring liabilities. The severance charges include $77,000 for the elimination of three positions in the Company’s Global Customer Operations segment and $107,000 to adjust severance provisions related to general corporate positions eliminated in prior periods.
     The activity for the three months ended December 31, 2010 and 2009 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended December 31, 2010
	Balance			Balance
	September 30,			December 31,
	2010	Expense	Utilization	2010
Facilities and other	$3,509	$49	$(1,033)	$2,525
Workforce-related	—	165	(165)	—

	$3,509	$214	$(1,198)	$2,525

	Activity — Three Months Ended December 31, 2009
	Balance			Balance
	September 30,			December 31,
	2009	Expense	Utilization	2009
Facilities and other	$6,289	$1,338	$(1,125)	$6,502
Workforce-related	1,372	184	(1,009)	547

	$7,661	$1,522	$(2,134)	$7,049

     The expected facilities costs, totaling $2,525,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
10. Loss on Investment
     During the three months ended December 31, 2009, the Company recorded a charge of $0.2 million for the sale of its minority equity investment in a closely-held Swiss public company. As of December 31, 2010, the Company no longer had an equity investment in this entity.

11. Employee Benefit Plans
     In connection with the acquisition of Helix Technology Corporation (“Helix”) in October 2005, the Company assumed the responsibility for the Helix Employees’ Pension Plan (the “Plan”). The Company froze the benefit accruals and future participation in this plan as of October 31, 2006. The Company expects to contribute $0.5 million in contributions to the Plan in fiscal 2011.
     The components of the Company’s net pension cost related to the Plan for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Service cost	$25	$25
Interest cost	185	193
Amortization of losses	114	82
Expected return on assets	(180)	(151)

Net periodic pension (benefit) cost	$144	$149

12. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	September 30,
	2010	2010
Accounts receivable	$88,130	$92,764
Less allowances	517	491

	$87,613	$92,273

Inventories, net
Raw materials and purchased parts	$90,691	$79,972
Work-in-process	25,010	22,392
Finished goods	11,442	13,423

	$127,143	$115,787

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

Activity — Three Months Ended December 31, 2010
Balance			Balance
September 30,			December 31,
2010	Accruals	Settlements	2010
$8,195	$2,509	$(2,822)	$7,882

Activity — Three Months Ended December 31, 2009
Balance			Balance
September 30,			December 31,
2009	Accruals	Settlements	2009
$5,698	$2,496	$(2,460)	$5,734

13. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”) with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended December 31, 2010 and 2009, the Company recorded income (loss) associated with UCI of $0.2 million and ($0.1) million, respectively. At December 31, 2010, the carrying value of UCI in the Company’s consolidated balance sheet was $29.0 million. For the three months ended December 31, 2010 and 2009, management fee payments received by the Company from UCI were $0.2 million and $0.1 million, respectively. For the three months ended December 31, 2010 and 2009, the Company incurred charges from UCI for products or services of $0.1 million and $0.2 million, respectively. At December 31, 2010 and September 30, 2010 the Company owed UCI $0.1 million and $0.0 million, respectively, in connection with accounts payable for unpaid products and services.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended December 31, 2010 and 2009, the Company recorded income (loss) associated with YBA of $0.1 million and ($0.2) million, respectively. At December 31, 2010, the carrying value of YBA in the Company’s consolidated balance sheet was $3.5 million. For the three months ended December 31, 2010 and 2009, revenues earned by the Company from YBA were $3.3 million and $1.8 million, respectively. The amount due from YBA included in accounts receivable at December 31, 2010 and September 30, 2010 was $4.4 million and $4.5 million, respectively. For the three months ended December 31, 2010 and 2009, the Company incurred charges from YBA for products or services of $0.1 million and $0.0 million, respectively. At December 31, 2010 and September 30, 2010 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services.
     These investments are accounted for using the equity method. Under this method of accounting, the Company records in income a proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.
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
     Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2010, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$28,277	$28,277	$—	$—
Available-for-sale securities	95,615	46,546	49,069	—

Total Assets	$123,892	$74,823	$49,069	$—

Cash Equivalents
     Cash equivalents of $28.3 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $46.5 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $49.1 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
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
Overview
     We are a leading provider of automation, vacuum and instrumentation solutions and are a highly valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor manufacturing industry, which represented approximately 82% of our consolidated revenues for both fiscal year 2010 and the first quarter of fiscal year 2011. We also provide unique solutions to customers in data storage, advanced display, analytical instruments and industrial markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.

     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. After a period of cyclical expansion, a downturn started in the fourth quarter of fiscal year 2007 that continued through the second quarter of fiscal year 2009. Since that time, during a period of renewed industry expansion, our revenues significantly increased in each fiscal quarter through the fourth quarter of fiscal year 2010. Revenues for the first quarter of fiscal year 2011 were relatively flat from the levels experienced for the fourth quarter of fiscal year 2010. We expect revenues in the near term to grow moderately from those achieved in the first quarter of fiscal year 2011.
     Our financial reporting structure is broken down into three segments: Critical Solutions Group, Systems Solutions Group and Global Customer Operations.
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
Three Months Ended December 31, 2010, Compared to Three Months Ended December 31, 2009
Revenues
     We reported revenues of $178.4 million for the three months ended December 31, 2010 as compared to $106.2 million in the same prior year period, a 68% increase. The total increase in revenues of $72.2 million arose in all of our operating segments. Our Critical Solutions Group segment revenues increased by $31.2 million, our System Solutions Group segment revenues increased by $39.1 million and our Global Customer Operations segment revenues increased by $1.8 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     Our Critical Solutions Group segment reported revenues of $74.4 million for the three months ended December 31, 2010, an increase of 72% from $43.2 million in the same prior year period. This increase is primarily attributable to higher volumes of shipments to semiconductor capital equipment customers, which increased $21.9 million for the three months ended December 31, 2010 as compared to the same prior year period, and an increase of $9.3 million from non-semiconductor customers for the same comparable periods.
     Our System Solutions Group segment reported revenues of $86.2 million for the three months ended December 31, 2010, an 83% increase from $47.1 million in the same prior year period. This increase is attributable to increased demand for semiconductor capital equipment. Included within this segment is our Extended Factory product offering. Revenue from our Extended Factory product increased $25.9 million in the three months ended December 31, 2010 as compared to the same prior year period.

     Our Global Customer Operations segment reported revenues of $17.7 million for the three months ended December 31, 2010, a 12% increase from $15.9 million in the same prior year period. This increase is primarily related to higher service contract and repair revenues. All service revenues included in our consolidated statements of operations, which include service contract and repair services, are related to our Global Customer Operations segment.
Gross Profit
     Gross margin dollars increased to $57.3 million for three months ended December 31, 2010 as compared to $26.2 million in the same prior year period. This increase was attributable to higher revenues of $72.2 million. This increase was partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The benefit in the prior period exceeded the benefit in the current period by $1.6 million. Gross margin dollars for the current and prior year period was reduced by $0.5 million of amortization for completed technology intangible assets.
     Gross margin percentage increased to 32.1% for the three months ended December 31, 2010, compared to 24.7% for the same prior year period. This increase is primarily attributable to higher absorption of indirect factory overhead on higher revenues. The increases in the current year gross margin percentage were partially offset by a less favorable product mix from the rapid growth of our Extended Factory product offering which reduced gross margin percentage by 3.0% for the three months ended December 31, 2010 as compared to the same prior year period, and the change in benefits from / charges for excess and obsolete inventory which reduced gross margin percentage by 1.3%.
     Gross margin of our Critical Solutions Group segment increased to $31.0 million for the three months ended December 31, 2010 as compared to $15.8 million for the same prior year period. This increase was attributable to higher revenues of $31.2 million. This increase was partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The benefit in the prior period exceeded the benefit in the current period by $0.7 million. Gross margin percentage for this segment was 41.7% for the three months ended December 31, 2010 as compared to 36.5% in the same prior year period. This increase is primarily the result of higher absorption of indirect factory overhead on higher revenues. This increase was partially offset by the change in benefits from / charges for excess and obsolete inventory which reduced gross margin by 1.3%.
     Gross margin of our Systems Solutions Group segment increased to $20.6 million for the three months ended December 31, 2010 as compared to $7.6 million for the same prior year period. This increase was attributable to higher revenues of $39.1 million. This increase was partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The benefit in the prior period exceeded the benefit in the current period by $0.6 million. Gross margin percentage for this segment increased to 23.9% for the three months ended December 31, 2010 as compared to 16.0% in the same prior year period. This increase was primarily attributable to higher absorption of indirect factory overhead on higher revenues. This increase in gross margin percentage was partially offset by a less favorable product mix which reduced gross margin percentage by 3.7% for the three months ended December 31, 2010 as compared to the same prior year period, and the change in benefits from / charges for excess and obsolete inventory which reduced gross margin percentage by 1.2%.
     Gross margin of our Global Customer Operations segment increased to $5.7 million for the three months ended December 31, 2010 as compared to $2.9 million in the same prior year period. The increase was attributable to higher revenues of $1.8 million, and increased allocations of field service costs to non-service activities, including sales and product warranty support. Gross margin percentage was 32.0% for the three months ended December 31, 2010 as compared to 18.3% in the same prior year period. The increase in gross margin percentage was primarily attributable to higher absorption of indirect service overhead on higher revenues, and increased allocations of field service costs to non-service activities, such as sales and product warranty support, which increased gross margin percentage by 1.6%.

Research and Development
     Research and development, or R&D, expenses for the three months ended December 31, 2010 were $8.9 million, an increase of $1.4 million, compared to $7.5 million in the previous year. We are developing enhancements to our current product offerings and investing in our strategy to grow longer-term revenues outside of the semiconductor market. As a result, we have increased R&D spending for the three months ended December 31, 2010 as compared to the same prior year period, and we expect to further increase R&D spending in the near term.
Selling, General and Administrative
     Selling, general and administrative, or SG&A, expenses were $24.5 million for the three months ended December 31, 2010, an increase of $5.5 million compared to $19.0 million in the same prior year period. The increase is attributable to higher labor related costs of $3.3 million as a result of increased accruals for incentive based compensation due to our improved financial performance, combined with an 8% increase in SG&A headcount. Other increases in SG&A costs include strategic consulting costs of $1.3 million incurred during the three months ended December 31, 2010. These consulting costs are not expected to recur in the near term. Travel related costs also increased $0.4 million as business activity has increased.
Restructuring Charges
     We recorded a restructuring charge of $0.2 million for the three months ended December 31, 2010. This charge includes severance related costs of $165,000 and a facilities related charge of $49,000. The severance costs primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs are primarily related to the amortization of a deferred discount on multi-year facility restructuring liabilities.
     We recorded a restructuring charge of $1.5 million for the three months ended December 31, 2009 which consisted of facility related restructuring costs of $1.3 million and $0.2 million of severance costs. The facility costs include $0.1 million to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, we revised the present value discounting of multi-year facility related restructuring liabilities during the three months ended December 31, 2009 when certain accounting errors were identified in our prior period financial statements that, individually and in aggregate, are not material to our financial statements taken as a whole for any related prior periods, and recorded a charge of $1.2 million.
Interest Income
     Interest income was $0.3 million for both the three months ended December 31, 2010 and 2009. Although average cash balances available for investment have increased since the prior year period, declining interest rates have offset the benefit of higher investment balances.
Loss on Investment
     During the three months ended December 31, 2009, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. We no longer have an equity investment in this entity.
Other (Income) Expense, Net
     Other income, net, was $0.2 million for the three months ended December 31, 2010 and consists primarily of joint venture management fee income. Other expense, net, was $0.2 million for the three months ended December 31, 2009 and consists of $0.3 million of foreign exchange losses which were partially offset by $0.1 million of joint venture management fee income.

Income Tax Provision
     We recorded an income tax provision of $1.0 million for the three months ended December 31, 2010. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits. We recorded an income tax provision of $0.6 million for the three months ended December 31, 2009. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes, U.S. Federal alternative minimum taxes and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2010, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
Equity in Earnings (Losses) of Joint Ventures
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.2 million and ($0.1) million for the three months ended December 31, 2010 and 2009, respectively. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.1 million and $(0.2) million for the three months ended December 31, 2010 and 2009, respectively.
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
     At December 31, 2010, we had cash, cash equivalents and marketable securities aggregating $157.9 million. This amount was comprised of $62.3 million of cash and cash equivalents, $50.7 million of investments in short-term marketable securities and $44.9 million of investments in long-term marketable securities.
     Cash and cash equivalents were $62.3 million at December 31, 2010, an increase of $2.5 million from September 30, 2010. This increase was primarily due to $17.7 million of cash provided by operating activities. This increase was partially offset by $13.5 million of net purchases of marketable securities and capital expenditures of $1.6 million.
     Cash provided by operating activities was $17.7 million for the three months ended December 31, 2010, and was comprised of net income of $23.5 million, which includes $5.6 million of net non-cash related charges such as $4.3 million of depreciation and amortization and $1.2 million of stock-based compensation. Further, cash provided by operations was reduced by net increases in working capital of $11.4 million, consisting primarily of $11.3 million of increases in inventory.
     Cash used in investing activities was $15.1 million for the three months ended December 31, 2010, and is comprised of net purchases of marketable securities of $13.5 million and $1.6 million of capital expenditures. Capital expenditures include $0.4 million of costs related to our international implementation of the Oracle ERP system and $0.4 million of costs for major building repairs.
     At December 31, 2010, we had approximately $0.3 million of letters of credit outstanding.
     We currently own a facility with a carrying value of approximately $7 million which is not 100% utilized. In the future we may look at alternative uses for the facility which could involve subleasing or an outright sale. Such sale may not fully recover our carrying value and could result in a charge in our consolidated statement of operations.
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
     EBITDA represents net income (loss) before interest income, income tax provision, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to certain non-recurring and non-cash items and other adjustments. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-Q is appropriate because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties. We use Adjusted EBITDA internally as a critical measurement of operating effectiveness. We believe EBITDA and Adjusted EBITDA facilitates operating performance comparison from period to period and company to company by backing out potential differences caused by variations in capital structures, tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).
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
     The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Net income (loss) attributable to Brooks Automation, Inc.	$23,486	$(2,795)
Interest income, net	(274)	(312)
Provision for income taxes	988	635
Depreciation and amortization	4,274	4,794

EBITDA	$28,474	$2,322

     The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	December 31,
	2010	2009
EBITDA	$28,474	$2,322
Stock-based compensation	1,209	1,517
Restructuring charges	214	1,522
Loss on investment	—	191

Adjusted EBITDA	$29,897	$5,552

     The increase in Adjusted EBITDA for the three months ended December 31, 2010 as compared to the same prior year period is primarily related to the $72.2 million increase in revenues.
     Stock-based compensation declined for the three months ended December 31, 2010 as compared to the same prior year period due to the vesting of certain awards during the prior fiscal year.
     For a discussion of our restructuring charges and the loss on investment, see the discussion of our results of operations above.
Recently Enacted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”), which requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. On October 1, 2010 we adopted this standard, which had no impact on our financial position or results of operations.
     In December 2010, the FASB issued an amendment to the accounting requirements of goodwill, which requires a qualitative approach to considering impairment for a reporting unit with zero or negative carrying value. This guidance is effective for fiscal years beginning after December 15, 2010. We don’t believe that the adoption of this standard will have a material impact on our financial position or results of operations.
     In December 2010, the FASB issued an amendment to the accounting requirements of business combinations, which establishes accounting and reporting standards for pro forma revenue and earnings of the combined entity for the current and comparable reporting periods. This guidance is effective for fiscal years beginning after December 15, 2010. We don’t believe that the adoption of this standard will have a material impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the three months ended December 31, 2010, the unrealized loss on marketable securities was $191,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.4 million in interest income earned.

Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 14% of our total sales for the three months ended December 31, 2010. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
     In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $11.4 million at December 31, 2010, and relate to the Euro and a variety of Asian currencies. We incurred a foreign currency loss of less than $0.1 million for the three months ended December 31, 2010, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2010 would result in a $1.1 million change in our net income (loss). We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2010. Upon purchase, these shares are immediately retired.

			Total Number of
	Total		Shares Purchased as
	Number		Part of Publicly
	of Shares	Average Price Paid	Announced Plans
Period	Purchased	per Share	or Programs
October 1 — 31, 2010	78	$6.70	78
November 1 — 30, 2010	125,250	7.50	125,250
December 1 — 31, 2010	—	—	—

Total	125,328	$7.50	125,328

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
10.01	Lease effective September 1, 2010 between Brooks Automation (Wuxi), Co. Ltd and Wuxi Export Processing Zone Construction Co., Ltd.

10.02	Employment Agreement, effective as of October 1, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz.

10.03	Summary of Performance Based Variable Compensation Plan for the fiscal year ending September 30, 2011 (incorporated herein by reference to the Company’s current report on Form 8-K, filed on November 12, 2010).

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: February 3, 2011	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: February 3, 2011	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Lease effective September 1, 2010 between Brooks Automation (Wuxi), Co. Ltd and Wuxi Export Processing Zone Construction Co., Ltd.

10.02	Employment Agreement, effective as of October 1, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz.

10.03	Summary of Performance Based Variable Compensation Plan for the fiscal year ending September 30, 2011 (incorporated herein by reference to the Company’s current report on Form 8-K, filed on November 12, 2010).

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.