Form 10-Q
period 2011-03-31
BROOKS AUTOMATION INC
filed 2011-05-05
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 28, 2011: Common stock, $0.01 par value 66,146,128 shares

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31,	September 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$59,328	$59,823
Restricted cash	3,788	—
Marketable securities	59,540	49,011
Accounts receivable, net	99,646	92,273
Inventories, net	126,615	115,787
Prepaid expenses and other current assets	6,372	10,437

Total current assets	355,289	327,331
Property, plant and equipment, net	60,499	63,669
Long-term marketable securities	55,832	33,593
Goodwill	48,138	48,138
Intangible assets, net	9,265	11,123
Equity investment in joint ventures	33,535	31,746
Other assets	2,725	2,624

Total assets	$565,283	$518,224

Liabilities and equity
Current liabilities
Accounts payable	$61,042	$65,734
Deferred revenue	4,515	4,365
Accrued warranty and retrofit costs	7,667	8,195
Accrued compensation and benefits	12,919	13,677
Accrued restructuring costs	1,553	3,509
Accrued income taxes payable	1,294	1,040
Accrued expenses and other current liabilities	10,051	11,635

Total current liabilities	99,041	108,155
Income taxes payable	12,974	12,446
Long-term pension liability	5,754	5,466
Other long-term liabilities	3,071	2,805

Total liabilities	120,840	128,872

Contingencies (Note 15)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,612,163 shares issued and 66,150,294 shares outstanding at March 31, 2011, 78,869,331 shares issued and 65,407,462 shares outstanding at September 30, 2010	796	789
Additional paid-in capital	1,805,799	1,803,121
Accumulated other comprehensive income	21,827	19,510
Treasury stock at cost, 13,461,869 shares at March 31, 2011 and September 30, 2010	(200,956)	(200,956)
Accumulated deficit	(1,183,578)	(1,233,649)

Total Brooks Automation, Inc. stockholders’ equity	443,888	388,815
Noncontrolling interest in subsidiaries	555	537

Total equity	444,443	389,352

Total liabilities and equity	$565,283	$518,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues
Product	$175,211	$133,389	$336,635	$224,910
Services	17,440	14,964	34,383	29,640

Total revenues	192,651	148,353	371,018	254,550

Cost of revenues
Product	118,863	97,271	228,066	164,516
Services	12,114	12,132	23,959	24,838

Total cost of revenues	130,977	109,403	252,025	189,354

Gross profit	61,674	38,950	118,993	65,196

Operating expenses
Research and development	9,442	7,677	18,340	15,218
Selling, general and administrative	25,245	20,842	49,723	39,821
Restructuring charges	246	484	460	2,006

Total operating expenses	34,933	29,003	68,523	57,045

Operating income	26,741	9,947	50,470	8,151
Interest income	261	265	536	593
Interest expense	28	11	29	27
Sale of intellectual property rights	—	7,840	—	7,840
Loss on investment	—	—	—	191
Other (income) expense, net	(256)	91	(417)	288

Income before income taxes and equity in earnings (losses) of joint ventures	27,230	17,950	51,394	16,078
Income tax provision (benefit)	1,035	(2,819)	2,023	(2,184)

Income before equity in earnings (losses) of joint ventures	26,195	20,769	49,371	18,262
Equity in earnings (losses) of joint ventures	408	179	718	(191)

Net income	$26,603	$20,948	$50,089	$18,071
Add: Net loss (income) attributable to noncontrolling interests	(18)	81	(18)	163

Net income attributable to Brooks Automation, Inc.	$26,585	$21,029	$50,071	$18,234

Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$0.41	$0.33	$0.78	$0.29

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.41	$0.33	$0.77	$0.28

Shares used in computing earnings per share
Basic	64,516	63,679	64,388	63,535
Diluted	65,061	64,196	64,801	64,042
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$50,089	$18,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,312	9,460
Sale of intellectual property rights	—	(7,840)
Stock-based compensation	3,616	3,561
Amortization of premium on marketable securities	921	368
Undistributed (earnings) losses of joint ventures	(718)	191
(Gain) loss on disposal of long-lived assets	14	(4)
Loss on investment	—	191
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(6,199)	(29,258)
Inventories	(9,744)	(19,653)
Prepaid expenses and other current assets	2,853	(4,132)
Accounts payable	(4,807)	40,424
Deferred revenue	92	1,062
Accrued warranty and retrofit costs	(538)	1,414
Accrued compensation and benefits	(2,443)	(2,972)
Accrued restructuring costs	(1,956)	(1,857)
Accrued expenses and other	(574)	235

Net cash provided by operating activities	38,918	9,261

Cash flows from investing activities
Purchases of property, plant and equipment	(3,175)	(1,163)
Purchases of marketable securities	(71,225)	(70,872)
Sale/maturity of marketable securities	37,551	43,757
Increase in restricted cash	(3,788)	—
Proceeds from the sale of intellectual property rights	—	7,840
Purchase of intangible assets	—	(892)
Other	—	243

Net cash used in investing activities	(40,637)	(21,087)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	681	590

Net cash provided by financing activities	681	590

Effects of exchange rate changes on cash and cash equivalents	543	(128)

Net decrease in cash and cash equivalents	(495)	(11,364)
Cash and cash equivalents, beginning of period	59,823	59,985

Cash and cash equivalents, end of period	$59,328	$48,621

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
2. Stock-Based Compensation
     The following table reflects stock-based compensation expense recorded during the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Stock options	$—	$42	$—	$85
Restricted stock	2,275	1,901	3,367	3,269
Employee stock purchase plan	132	101	249	207

	$2,407	$2,044	$3,616	$3,561

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
     During the three months ended March 31, 2011, the Company granted 366,000 shares of restricted stock to members of senior management of which 183,000 shares vest over the service period and the remaining 183,000 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2013. Total compensation on these awards is a maximum of $4.5 million. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.
Stock Option Activity
     The following table summarizes stock option activity for the six months ended March 31, 2011:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2010	764,621		$18.94
Exercised	(1,554)		3.62
Forfeited/expired	(370,430)		23.51

Outstanding at March 31, 2011	392,637	1.4 years	$14.69	$274
Vested and unvested expected to vest at March 31, 2011	392,637	1.4 years	$14.69	$274
Options exercisable at March 31, 2011	392,637	1.4 years	$14.69	$274
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $13.73 as of March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three and six months ended March 31, 2011 and 2010. The total intrinsic value of options exercised during the three and six months ended March 31, 2011 was $15,000. There were no stock option exercises in the three and six months ended March 31, 2010. The total cash received from employees as a result of employee stock option exercises during the three and six months ended March 31, 2011 was $6,000. The total cash received from employees as a result of employee stock option exercises during the three and six months ended March 31, 2010 was $0.
     As of March 31, 2011 there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of March 31, 2011 and changes during the six months ended March 31, 2011 is as follows:

	Six months ended
	March 31, 2011
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2010	1,313,203	$9.40
Awards granted	870,000	11.60
Awards vested	(539,092)	11.78
Awards canceled	(33,628)	7.46

Outstanding at March 31, 2011	1,610,483	$10.14
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
     The fair value of restricted stock awards vested during the three months ended March 31, 2011 and 2010 was $2.0 million and $3.8 million, respectively. The fair value of restricted stock awards vested during the six months ended March 31, 2011 and 2010 was $6.3 million and $5.5 million, respectively. Included in the six months ended March 31, 2010 was the $1.4 million of compensation expense related to the fiscal year 2009 variable compensation award.
     As of March 31, 2011, the unrecognized compensation cost related to nonvested restricted stock is $12.6 million and will be recognized over an estimated weighted average amortization period of 2.1 years.
Employee Stock Purchase Plan
     A total of 103,684 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2011 for aggregate proceeds of $0.7 million. A total of 116,160 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2010 for aggregate proceeds of $0.6 million.
3. Goodwill
     The components of the Company’s goodwill by business segment at March 31, 2011 are as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Other	Total
Gross goodwill	$353,253	$151,184	$151,238	$7,421	$663,096
Less: aggregate impairment charges recorded	(305,115)	(151,184)	(151,238)	(7,421)	(614,958)

	$48,138	$—	$—	$—	$48,138

     The Company did not have any adjustments to goodwill during the three and six months ended March 31, 2011.
     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2011			September 30, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$7,808	$6,938	$870	$7,808	$6,886	$922
Completed technology	43,502	38,021	5,481	43,502	37,108	6,394
Trademarks and trade names	3,779	3,539	240	3,779	3,379	400
Customer relationships	18,860	16,186	2,674	18,860	15,453	3,407

	$73,949	$64,684	$9,265	$73,949	$62,826	$11,123

4. Income Taxes
     The Company recorded an income tax provision of $1.0 million and $2.0 million for the three and six months ended March 31, 2011, respectively. These provisions substantially consist of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.
     The Company recorded an income tax benefit of $2.8 million and $2.2 million for the three and six months ended March 31, 2010, respectively. This benefit includes a $3.9 million refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. This benefit was partially offset by current year alternative minimum taxes and certain state taxes as well as international taxes arising from the Company’s international sales mix.
     The Company continued to provide a full valuation allowance for its net deferred tax assets at March 31, 2011, as Brooks believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
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
5. Earnings per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted average common shares outstanding used in computing basic earnings per share	64,516	63,679	64,388	63,535
Dilutive common stock options and restricted stock awards	545	517	413	507

Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,061	64,196	64,801	64,042

     Approximately 372,000 and 878,000 options to purchase common stock and 388,000 and 55,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2011 and 2010, respectively, as their effect would be anti-dilutive. In addition, approximately 419,000 and 1,009,000 options to purchase common stock and 192,000 and 156,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the six months ended March 31, 2011 and 2010, respectively, as their effect would be anti-dilutive.
6. Comprehensive Income
     The calculation of the Company’s comprehensive income for the three and six months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$26,603	$20,948	$50,089	$18,071
Change in cumulative translation adjustment	1,637	(65)	2,590	636
Unrealized gain (loss) on marketable securities	(35)	50	(226)	(188)
Actuarial loss	(47)	—	(47)	—

Comprehensive income	28,158	20,933	52,406	18,519
Add: Comprehensive loss (income) attributable to noncontrolling interests	(18)	81	(18)	163

Comprehensive income attributable to Brooks Automation, Inc.	$28,140	$21,014	$52,388	$18,682

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

     Financial information for the Company’s business segments is as follows (in thousands):

	Critical	Systems	Global
	Solutions	Solutions	Customer
	Group	Group	Operations	Total
Three months ended March 31, 2011
Revenues
Product	$82,358	$92,061	$792	$175,211
Services	—	—	17,440	17,440

	$82,358	$92,061	$18,232	$192,651

Gross profit	$34,723	$21,051	$5,900	$61,674
Segment operating income	$16,451	$9,885	$1,403	$27,739
Three months ended March 31, 2010
Revenues
Product	$60,033	$72,573	$783	$133,389
Services	—	—	14,964	14,964

	$60,033	$72,573	$15,747	$148,353

Gross profit	$22,554	$13,065	$3,331	$38,950
Segment operating income (loss)	$7,696	$4,133	$(538)	$11,291
Six months ended March 31, 2011
Revenues
Product	$156,778	$178,264	$1,593	$336,635
Services	—	—	34,383	34,383

	$156,778	$178,264	$35,976	$371,018

Gross profit	$65,747	$41,675	$11,571	$118,993
Segment operating income	$29,911	$19,753	$2,699	$52,363
Six months ended March 31, 2010
Revenues
Product	$103,219	$119,672	$2,019	$224,910
Services	—	—	29,640	29,640

	$103,219	$119,672	$31,659	$254,550

Gross profit	$38,331	$20,621	$6,244	$65,196
Segment operating income (loss)	$9,564	$4,451	$(2,422)	$11,593
Assets
March 31, 2011	$173,977	$126,576	$46,282	$346,835
September 30, 2010	$162,851	$127,694	$47,451	$337,996
     A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three and six month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Segment operating income	$27,739	$11,291	$52,363	$11,593
Other unallocated corporate expenses	303	367	534	452
Amortization of acquired intangible assets	449	493	899	984
Restructuring charges	246	484	460	2,006

Total operating income	$26,741	$9,947	$50,470	$8,151

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2011 and September 30, 2010 is as follows (in thousands):

	March 31,	September 30,
	2011	2010
Segment assets	$346,835	$337,996
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	218,448	180,228

Total assets	$565,283	$518,224

8. Significant Customers
     The Company had three customers that each accounted for more than 10% of revenues for the three and six months ended March 31, 2011. The Company had two customers that each accounted for more than 10% of revenues for the three and six months ended March 31, 2010.
9. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $246,000 and $460,000 in the three and six months ended March 31, 2011, respectively. These charges include severance related costs of $108,000 and $273,000 for the three and six month periods, and facility related costs of $138,000 and $187,000 for the three and six month periods. The severance costs consist primarily of costs to adjust contingent severance arrangements related to general corporate positions eliminated in prior periods. The facility costs relate to facilities exited in previous years. The costs for these exited facilities are expected to end at the end of fiscal year 2011.
     The Company recorded charges to operations of $484,000 and $2,006,000 in the three and six months ended March 31, 2010, respectively. These charges include severance related costs of $371,000 and $555,000 for the three and six month periods, and facility related costs of $113,000 and $1,451,000 for the three and six month periods. The severance costs consist primarily of costs to adjust severance provisions related to general corporate positions eliminated in prior periods. The facility costs include $106,000 and $230,000 for the three and six months ended March 31, 2010 to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, the Company revised the present value discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in its prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods, and recorded a charge of $1,221,000.
     The activity for the three and six months ended March 31, 2011 and 2010 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2011
	Balance			Balance
	December 31,			March 31,
	2010	Expense	Utilization	2011
Facilities and other	$2,525	$138	$(1,110)	$1,553
Workforce-related	—	108	(108)	—

	$2,525	$246	$(1,218)	$1,553

	Activity — Three Months Ended March 31, 2010
	Balance			Balance
	December 31,			March 31,
	2009	Expense	Utilization	2010
Facilities and other	$6,502	$113	$(1,119)	$5,496
Workforce-related	547	371	(636)	282

	$7,049	$484	$(1,755)	$5,778

	Activity — Six Months Ended March 31, 2011
	Balance			Balance
	September 30,			March 31,
	2010	Expense	Utilization	2011
Facilities and other	$3,509	$187	$(2,143)	$1,553
Workforce-related	—	273	(273)	—

	$3,509	$460	$(2,416)	$1,553

	Activity — Six Months Ended March 31, 2010
	Balance			Balance
	September 30,			March 31,
	2009	Expense	Utilization	2010
Facilities and other	$6,289	$1,451	$(2,244)	$5,496
Workforce-related	1,372	555	(1,645)	282

	$7,661	$2,006	$(3,889)	$5,778

     The expected facilities costs, totaling $1,553,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
10. Loss on Investment
     During the six months ended March 31, 2010, the Company recorded a charge of $0.2 million for the sale of its minority equity investment in a closely-held Swiss public company. As of March 31, 2011, the Company no longer had an equity investment in this entity.
11. Employee Benefit Plans
     In connection with the acquisition of Helix Technology Corporation (“Helix”) in October 2005, the Company assumed the responsibility for the Helix Employees’ Pension Plan (the “Helix Plan”). The Company froze the benefit accruals and future participation in the Helix Plan as of October 31, 2006. The Company expects to contribute $0.5 million in contributions to the Helix Plan in fiscal 2011.
     The Company has a small defined benefit plan in Taiwan (the “Taiwan Plan”) that has a long-term liability of $81,000 which is included in the Company’s consolidated balance sheets at March 31, 2011. The Company froze the benefit accruals and future participation in the Taiwan Plan as of June 30, 2005.
     The components of the Company’s net pension cost related to both the Helix Plan and the Taiwan Plan for the three and six months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$29	$29	$57	$57
Interest cost	192	201	385	402
Amortization of losses	116	82	232	166
Expected return on assets	(188)	(158)	(375)	(316)

Net periodic pension (benefit) cost	$149	$154	$299	$309

12. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31,	September 30,
	2011	2010
Accounts receivable	$100,232	$92,764
Less allowances	586	491

	$99,646	$92,273

Inventories, net
Raw materials and purchased parts	$86,708	$79,972
Work-in-process	27,532	22,392
Finished goods	12,375	13,423

	$126,615	$115,787

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2011 and 2010 is as follows (in thousands):
Activity — Three Months Ended March 31, 2011

Balance			Balance
December 31,			March 31,
2010	Accruals	Settlements	2011
$7,882	$2,412	$(2,627)	$7,667
Activity — Three Months Ended March 31, 2010

Balance			Balance
December 31,			March 31,
2009	Accruals	Settlements	2010
$5,734	$3,954	$(2,566)	$7,122
Activity — Six Months Ended March 31, 2011

Balance			Balance
September 30,			March 31,
2010	Accruals	Settlements	2011
$8,195	$4,921	$(5,449)	$7,667
Activity — Six Months Ended March 31, 2010

Balance			Balance
September 30,			March 31,
2009	Accruals	Settlements	2010
$5,698	$6,450	$(5,026)	$7,122
13. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended March 31, 2011 and 2010, the Company recorded income (loss) associated with UCI of $0.5 million and ($0.0) million, respectively. For the six months ended March 31, 2011 and 2010, the Company recorded income (loss) associated with UCI of $0.7 million and ($0.2) million, respectively. At March 31, 2011, the carrying value of UCI in the Company’s consolidated balance sheet was $29.9 million. For the three months ended March 31, 2011 and 2010, management fee payments received by the Company from UCI were $0.3 million and $0.1 million, respectively. For the six months ended March 31, 2011 and 2010, management fee payments received by the Company from UCI were $0.5 million and $0.2 million, respectively. For the three months ended March 31, 2011 and 2010, the Company incurred charges from UCI for products or services of $0.1 million and $0.0 million, respectively. For the six months ended March 31, 2011 and 2010, the Company incurred charges from UCI for products or services of $0.2 million. At March 31, 2011 and September 30, 2010 the Company owed UCI $0.1 million and $0.0 million, respectively, in connection with accounts payable for unpaid products and services.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended March 31, 2011 and 2010, the Company recorded income (loss) associated with YBA of ($0.1) million and $0.2 million, respectively. For the six months ended March 31, 2011 and 2010, the Company recorded a loss associated with YBA of $0.0 million. At March 31, 2011, the carrying value of YBA in the Company’s consolidated balance sheet was $3.6 million. For the three months ended March 31, 2011 and 2010, revenues earned by the Company from YBA were $2.7 million and $4.1 million, respectively. For the six months ended March 31, 2011 and 2010, revenues earned by the Company from YBA were $6.0 million and $5.9 million, respectively. The amount due from YBA included in accounts receivable at March 31, 2011 and September 30, 2010 was $4.9 million and $4.5 million, respectively. For the three months and six months ended March 31, 2011, the Company incurred charges from YBA for products or services of $0.1 million and $0.3 million, respectively. For the three months and six months ended March 31, 2010, the Company incurred charges from YBA for products or services of $0.1 million. At March 31, 2011 and September 30, 2010 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services.

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
     Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2011, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$16,258	$16,258	$—	$—
Available-for-sale securities	115,372	63,988	51,384	—

Total Assets	$131,630	$80,246	$51,384	$—

Cash Equivalents
     Cash equivalents of $16.3 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $64.0 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $51.4 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
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

     On February 24, 2011, the parties executed a settlement agreement which, upon court approval, would resolve this action. The court has scheduled a hearing on May 17, 2011, to determine the fairness of the proposed settlement. Pursuant to this agreement, Mr. Therrien sold 150,000 shares of Brooks stock, the proceeds of which form the settlement fund and totaled approximately $1.9 million. The plaintiffs have agreed to seek a fee not exceeding 30 percent of this settlement fund, the remainder of which would be delivered to the Company following court approval. Notice of the proposed settlement, which describes the proposed settlement in further detail, was mailed to shareholders of record as of March 31, 2011.
     In connection with the agreement to settle this action, the Company has reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to this agreement, Mr. Therrien has agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of 150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers have agreed to pay Brooks a net sum of approximately $3.4 million. This payment would resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.
     If the contingencies within these settlement agreements are satisfied including approval by the respective courts, these agreements would have the effect of resolving all pending litigation related to the Company’s past stock option granting practices and the Company would expect to record income of approximately $4 million upon final resolution.
16. Subsequent Events
     On April 20, 2011, the Company entered into a Master Purchase and Sale Agreement (the “Asset Sale Agreement”) with Celestica Oregon LLC (“Celestica Oregon”), 2281302 Ontario Inc. (“Celestica Ontario” and together with Celestica Oregon, the “Buyers”) and, solely for the limited purposes set forth in the Asset Sale Agreement, Celestica Inc. (“Celestica Parent”). Pursuant to the Asset Sale Agreement, Brooks has agreed to sell the assets related to Brooks’ extended factory contract manufacturing business (the “Business”) to the Buyers and the Buyers have agreed to assume certain liabilities related to the Business (the “Asset Sale”). The Business includes, among other things, all of Brooks’ equity interest in Brooks Automation Limited, a limited liability company organized under the laws of Hong Kong and a wholly owned subsidiary of Brooks, which in turn owns all of the outstanding shares of capital stock of Brooks Automation (Wuxi) Limited, a wholly foreign owned enterprise established in Wuxi, Jiangsu Province, People’s Republic of China.
     Brooks and the Buyers currently expect the Asset Sale to be completed during the third quarter of fiscal year 2011 (the “Closing”). At the Closing, the Buyers will pay Brooks a total purchase price of $78 million in cash, subject to a working capital normalizing adjustment, plus an amount equal to the cash balances held by Brooks Automation (Wuxi) Limited and Brooks Automation Limited, limited to a maximum of $4 million. Brooks and the Buyers will also enter into certain commercial supply and license agreements at the Closing which will govern the ongoing relationship between the Buyers and Brooks going forward. Pursuant to those agreements, Brooks will supply the Buyers with certain products and will license certain intellectual property needed to run the Business to the Buyers and the Buyers will supply certain products to Brooks. Celestica Parent has agreed to guarantee to Brooks the performance by each of Celestica Oregon and Celestica Ontario of all their obligations set forth in the Asset Sale Agreement and to be held jointly and severally liable with each of Celestica Oregon and Celestica Ontario for all of their obligations set forth in the Asset Sale Agreement.
     On April 1, 2011, the Company acquired RTS Life Sciences, a United Kingdom-based provider of automation solutions to the life sciences markets. The purchase price was approximately $3.3 million, net of cash on hand.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in Part II, Item 1A along with our Annual Report on Form 10-K for the most recently completed fiscal year and which are incorporated herein by reference. Precautionary statements made in our Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Overview
     We are a leading provider of automation, vacuum and instrumentation solutions and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor manufacturing industry, which represented approximately 82% of our consolidated revenues for fiscal year 2010 and 81% for the first half of fiscal year 2011. We also provide unique solutions to customers in life sciences, data storage, advanced display, analytical instruments and industrial markets. We develop and deliver differentiated solutions that range from proprietary products to highly respected manufacturing services.
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. After a period of cyclical expansion, a downturn started in the fourth quarter of fiscal year 2007 that continued through the second quarter of fiscal year 2009. Since that time, during a period of renewed industry expansion, our revenues have increased.
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
     On April 20, 2011, we entered into a Master Purchase and Sale Agreement (the “Asset Sale Agreement”) with affiliates of Celestica Inc. (the “Buyers”). Pursuant to the Asset Sale Agreement, we have agreed to sell the assets related to our extended factory contract manufacturing business (the “Business”) to the Buyers and the Buyers have agreed to assume certain liabilities related to the Business (the “Asset Sale”). The Business includes, among other things, all of our equity interest in Brooks Automation Limited, a limited liability company organized under the laws of Hong Kong and a wholly owned subsidiary of ours, which in turn owns all of the outstanding shares of capital stock of Brooks Automation (Wuxi) Limited, a wholly foreign owned enterprise established in Wuxi, Jiangsu Province, People’s Republic of China.
     Brooks and the Buyers currently expect the Asset Sale to be completed during the third quarter of fiscal year 2011 (the “Closing”). At the Closing, the Buyers will pay Brooks a total purchase price of $78 million in cash, subject to a working capital normalizing adjustment, plus an amount equal to the cash balances held by Brooks Automation (Wuxi) Limited and Brooks Automation Limited, limited to a maximum of $4 million. Brooks and the Buyers will also enter into certain commercial supply and license agreements at the Closing which will govern the ongoing relationship between the Buyers and Brooks going forward. Pursuant to those agreements, Brooks will supply the Buyers with certain products and will license certain intellectual property needed to run the Business to the Buyers and the Buyers will supply certain products to Brooks.
     We plan to use the cash generated from the Asset Sale in the initiatives that will leverage our existing technology capabilities, particularly into market sectors other than wafer front end semiconductor capital equipment.
     Assuming the Asset Sale had occurred at the beginning of fiscal year 2011, our revenues for the six months ended March 31, 2011 would have decreased by approximately 25%, and net income attributable to Brooks Automation, Inc. for that same period would have decreased by approximately 15%. The financial impact of this transaction includes the impact of ongoing purchases and sales of products between Brooks and the Buyers that will continue after this sale is completed. We expect to record a gain of approximately

$42 million to $46 million on this sale.
     On April 1, 2011, we acquired RTS Life Sciences, a United Kingdom-based provider of automation solutions to the life sciences markets. The purchase price was approximately $3.3 million, net of cash on hand.
Three and Six Months Ended March 31, 2011, Compared to Three and Six Months Ended March 31, 2010
Revenues
     We reported revenues of $192.7 million for the three months ended March 31, 2011, compared to $148.4 million in the same prior year period, a 29.9% increase. The total increase in revenues of $44.3 million impacted all of our operating segments. Our Critical Solutions Group segment revenues increased by $22.3 million, our System Solutions Group segment revenues increased by $19.5 million and our Global Customer Operations segment revenues increased by $2.5 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     We reported revenues of $371.0 million for the six months ended March 31, 2011, compared to $254.6 million in the same prior year period, a 45.8% increase. The total increase in revenues of $116.4 million impacted all of our operating segments. Our Critical Solutions Group segment revenues increased by $53.5 million, our System Solutions Group segment revenues increased by $58.6 million and our Global Customer Operations segment revenues increased by $4.3 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment.
     Our Critical Solutions Group segment reported revenues of $82.4 million for the three months ended March 31, 2011, an increase of 37.2% from $60.0 million in the same prior year period. This segment reported revenues of $156.8 million for the six months ended March 31, 2011, an increase of 51.9% from $103.2 million in the same prior year period. These increases are attributable to higher volumes of shipments to semiconductor capital equipment customers, which increased $11.7 million and $33.6 million for the three and six months ended March 31, 2011, respectively, as compared to the same prior year periods. In addition, the volume of shipments to non-semi-conductor capital equipment customers increased $10.6 million and $19.9 million for the three and six months ended March 31, 2011, respectively, as compared to the same prior year period.
     Our System Solutions Group segment reported revenues of $92.1 million for the three months ended March 31, 2011, a 26.9% increase from $72.6 million in the same prior year period. This segment reported revenues of $178.3 million for the six months ended March 31, 2011, a 49.0% increase from $119.7 million in the same prior year period. These increases are attributable to increased demand for semiconductor capital equipment. Included within this segment is our Extended Factory product offering. Revenue from our Extended Factory product increased $10.9 million and $36.9 million for the three and six months ended March 31, 2011, respectively, as compared to the same prior year periods.
     Our Global Customer Operations segment reported revenues of $18.2 million for the three months ended March 31, 2011, a 15.8% increase from $15.7 million in the same prior year period. This segment reported revenues of $36.0 million for six months ended March 31, 2011, a 13.6% increase from $31.7 million in the same prior year period. These increases are primarily related to higher service contract and repair revenues.
Gross Profit
     Gross margin dollars increased to $61.7 million for the three months ended March 31, 2011, an increase of 58.3% from $39.0 million for the same prior year period. This increase was primarily attributable to higher revenues of $44.3 million. This increase was partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The net benefit in the prior period exceeded the net charge in the current period by $0.7 million. Gross margin dollars for the current and prior year period was reduced by $0.5 million of amortization for completed technology intangible assets. Gross margin dollars increased to $119.0 million for the six months ended March 31, 2011, an increase of 82.5% from $65.2 million for the same prior year period. This increase was primarily attributable to higher revenues of $116.4 million. This increase was partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The benefit in the prior period exceeded the net charge in the current period by $2.3 million. Gross margin dollars for the current and prior year period was reduced by $1.0 million of amortization for completed technology intangible assets.
     Gross margin percentage increased to 32.0% for the three months ended March 31, 2011, compared to 26.3% for the same prior year period. Gross margin percentage increased to 32.1% for the six months ended March 31, 2011, compared to 25.6% for the same prior year period. These increases are primarily attributable to higher absorption of indirect factory overhead on higher revenues. The increases in the current year gross margin percentage were partially offset by a less favorable product mix from the rapid growth of our Extended Factory product offering which reduced gross margin percentage by 1.9% and 2.3% for the three and six month periods, and the change in benefits from / charges for excess and obsolete inventory which reduced gross margin percentage by 0.5% and 0.7% for the three and six month periods.
     Gross margin dollars for our Critical Solutions Group segment increased to $34.7 million for the three months ended March 31, 2011, an increase of 54.0% from $22.6 million in the same prior year period. Gross margin dollars for this segment increased to $65.7 million for the six months ended March 31, 2011, an increase of 71.5% from $38.3 million in the same prior year period. These increases were primarily attributable to higher revenues of $22.3 million for the three month period and $53.5 million for the six month period. These increases were partially offset by the change in benefits from / charges for excess and obsolete inventory which reduced gross margin by $0.4 million and $1.2 million for the three and six month periods. Gross margin percentage was 42.2% for the three months ended March 31, 2011 as compared to 37.6% in the same prior year period. Gross margin percentage was 41.9% for the six months ended March 31, 2011 as compared to 37.1% in the same prior year period. These increases are primarily the result of higher absorption of indirect factory overhead on higher revenues. These increases were partially offset by the change in benefits from / charges for excess and obsolete inventory which reduced gross margin by 0.7% and 1.0% for the three and six month periods.
     Gross margin dollars for our Systems Solutions Group segment increased to $21.1 million for the three months ended March 31, 2011, an increase of 61.1% from $13.1 million for the same prior year period. Gross margin dollars for this segment increased to $41.7 million for the six months ended March 31, 2011, an increase of 102.1% from $20.6 million for the same prior year period. These increases were primarily attributable to higher revenues of $19.5 million for the three month period and $58.6 million for the six month period. These increases were partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The benefit in the prior period exceeded the net charge in the current period by $0.6 million and $1.2 million for the three and six month periods. Gross margin percentage increased to 22.9% for the three months ended March 31, 2011 as compared to 18.0% in the same prior year period. Gross margin percentage increased to 23.4% for the six months ended March 31, 2011 as compared to 17.2% in the same prior year period. These increases were primarily attributable to higher absorption of indirect factory overhead on higher revenues. These increases in gross margin percentage were partially offset by a less favorable product mix which reduced gross margin percentage by 4.5% and 3.9% for the three and six month periods, and the change in benefits from / charges for excess and obsolete inventory which reduced gross margin percentage by 0.7% and 0.9% for the three and six month periods.
     Gross margin of our Global Customer Operations segment increased to $5.9 million for the three months ended March 31, 2011, an increase of 77.1% from $3.3 million in the same prior year period. Gross margin for this segment increased to $11.6 million for the six months ended March 31, 2011, as compared to $6.2 million in the same prior year period. These increases were attributable to higher revenues of $2.5 million and $4.3 million for the three and six month periods, and increased allocations of field service costs to non-service activities, including sales and product warranty support. Gross margin percentage was 32.4% for the three months ended March 31, 2011 as compared to 21.2% in the same prior year period. Gross margin percentage was 32.2% for the six months ended March 31, 2011 as compared to 19.7% in the same prior year period. The increase in gross margin percentage was primarily attributable to higher absorption of indirect service overhead on higher revenues, and increased allocations of field service costs to non-service activities, such as sales and product warranty support, which increased gross margin percentage by 1.5% and 1.8% for the three and six month periods.
Research and Development
     Research and development, or R&D, expenses for the three months ended March 31, 2011 were $9.4 million, an increase of $1.8 million, compared to $7.7 million in the same prior year period. R&D expenses for the six months ended March 31, 2011 were $18.3 million, an increase of $3.1 million, compared to $15.2 million in the same prior year period. We are developing enhancements to our current product offerings and investing in our strategy to grow longer-term revenues outside of the semiconductor market. As a result, we have increased R&D spending during fiscal year 2011 as compared to the prior fiscal year, and we expect to further increase R&D spending in the near term.
Selling, General and Administrative
     Selling, general and administrative, or SG&A expenses were $25.2 million for the three months ended March 31, 2011, an increase of $4.4 million compared to $20.8 million in the same prior year period. The increase is primarily attributable to higher labor related costs of $3.7 million as a result of increased accruals for incentive based compensation due to our improved financial performance, combined with a 10% increase in SG&A headcount. Additionally, we incurred $0.3 million of acquisition and divesture related professional fees during the three months ended March 31, 2011. SG&A expenses were $49.7 million for the six months ended March 31, 2011, an increase of $9.9 million compared to $39.8 million in the same prior year period. The increase is primarily related to higher labor related costs of $7.6 million as a result of increased accruals for incentive compensation and a 9% increase in SG&A headcount. Other increases include $1.3 million of strategic consulting costs incurred during the first quarter of fiscal year 2011 and $0.3 million of acquisition and divesture related professional fees incurred during the second quarter of fiscal year 2011.
Restructuring Charges
     We recorded a restructuring charge of $0.2 million and $0.5 million for the three and six month periods ended March 31, 2011. These charges include severance related costs of $0.1 million and $0.3 million for the three and six month periods, which are adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. We also incurred $0.1 million and $0.2 million of facility related costs during the three and six month periods which relate to facilities exited in previous years. The costs for our exited facilities are expected to end at the end of fiscal year 2011.
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
Interest Income
     Interest income was $0.3 million and $0.5 million for the three and six month periods ended March 31, 2011, as compared to $0.3 million and $0.6 million for the same prior year periods. The small decreases are primarily due to lower interest rates on our investments.
Sale of Intellectual Property Rights
     During the three months ended March 31, 2010, we sold certain patents and patents pending related to a legacy product line. We recorded a gain of $7.8 million for this sale during the three months ended March 31, 2010. The terms of the sale permit us to continue to use these patents to support our ongoing service and spare parts business included within our Global Customer Operations segment.
Loss on Investment
     During the six months ended March 31, 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. We no longer have an equity investment in this entity.
Other (Income) Expense, Net
     Other income, net, was $0.3 million and $0.4 million for the three and six months ended March 31, 2011, respectively, and consists primarily of joint venture management fee income. Other expense, net, was $0.1 million for the three months ended March 31, 2010 and consists primarily of foreign exchange losses, offset partially by management fee income of $0.1 million. Other expense, net of $0.3 million for the six months ended March 31, 2010 consists primarily of foreign exchange losses, offset partially by management fee income of $0.2 million.
Income Tax Provision (Benefit)
     We recorded an income tax provision of $1.0 and $2.0 million for the three and six months ended March 31, 2011, respectively. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits. We recorded an income tax benefit of $2.8 million and $2.2 million for the three and six month periods ended March 31, 2010. This benefit includes a $3.9 million refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100%

(previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. This benefit was partially offset by alternative minimum taxes and certain state taxes as well as international taxes. We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2011, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized.
Equity in Earnings (Losses) of Joint Ventures
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.5 million and $0.0 million for the three months ended March 31, 2011 and 2010, respectively. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.1) million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc. was $0.7 million for the six months ended March 31, 2011, compared to $(0.2) million in the same prior year period. The loss associated with our 50% interest in Yaskawa Brooks Automation, Inc. was $0.0 million for the six months ended March 31, 2011 and 2010.
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
     At March 31, 2011, we had cash, cash equivalents, restricted cash and marketable securities aggregating $178.5 million. This amount was comprised of $59.4 million of cash and cash equivalents, $3.8 million of restricted cash, $59.5 million of investments in short-term marketable securities and $55.8 million of investments in long-term marketable securities. Restricted cash is entirely attributable to amounts held in escrow to acquire RTS Life Sciences.
     Cash and cash equivalents were $59.4 million at March 31, 2011, a decrease of $0.4 million from September 30, 2010. This decrease was primarily due to $33.7 million of purchases in marketable securities, net of maturities, a $3.8 million increase in restricted cash related to amounts held in escrow to acquire RTS Life Sciences and $3.2 million of capital expenditures. These decreases were partially offset by $38.9 million of cash provided by operating activities and $0.7 million of proceeds primarily from the sale of common stock related to our employee stock purchase plan.
     Cash provided by operating activities was $38.9 million for the six months ended March 31, 2011, and was comprised of net income of $50.1 million, which includes $12.1 million of net non-cash related charges such as $8.3 million of depreciation and amortization and $3.6 million of stock-based compensation. Further, cash provided by operations was reduced by net increases in working capital of $23.3 million, consisting primarily of $6.2 million of increases in accounts receivable, $9.7 million of increases in inventory and $4.8 million of reductions in accounts payable. The increases in accounts receivable and inventory were caused by increased demand for our products and services.
     Cash used in investing activities was $40.6 million for the six months ended March 31, 2011, and is principally comprised of net purchases of marketable securities of $33.7 million, a $3.8 million increase in restricted cash related to amounts held in escrow to acquire RTS Life Sciences and $3.2 million of capital expenditures. Capital expenditures include $1.1 million for major building repairs and $0.8 million for the implementation of our Oracle ERP system in our major European subsidiaries.
     Cash provided by financing activities for the six months ended March 31, 2011 is comprised primarily of proceeds from the sale of common stock to employees through our employee stock purchase plan.
     At March 31, 2011, we had approximately $0.3 million of letters of credit outstanding.
     We currently own a facility with a carrying value of approximately $7 million that is not 100% utilized. In the future we may look at alternative uses for the facility which could involve subleasing or an outright sale. Such sale may not fully recover our carrying value and could result in a charge in our consolidated statement of operations.
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
     The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income attributable to Brooks Automation, Inc.	$26,585	$21,029	$50,071	$18,234
Interest income, net	(233)	(254)	(507)	(566)
Provision for (benefit from) income taxes	1,035	(2,819)	2,023	(2,184)
Depreciation and amortization	4,038	4,666	8,312	9,460

EBITDA	$31,425	$22,622	$59,899	$24,944

     The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
EBITDA	$31,425	$22,622	$59,899	$24,944
Stock-based compensation	2,407	2,044	3,616	3,561
Restructuring costs	246	484	460	2,006
Sale of intellectual property rights	—	(7,840)	—	(7,840)
Loss on investment	—	—	—	191

Adjusted EBITDA	$34,078	$17,310	$63,975	$22,862

     The increase in EBITDA for the three and six months ended March 31, 2011 as compared to the same prior year period is primarily related to the $44.3 million increase in revenues for the three month period and the $116.4 million increase for the six month period.
     Stock-based compensation increased for the three months ended March 31, 2011 as compared to the same prior year period due to the granting of additional awards during the 2011 period. For the six months ended March 31, 2011, stock-based compensation expense increased slightly versus the prior year period as new grants were partially offset by certain grants becoming fully vested.
     For a discussion of our restructuring charges, the sale of intellectual property rights and the loss on investment, see the discussion of our results of operations above.
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
Interest Rate Exposure

     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the six months ended March 31, 2011, the unrealized loss on marketable securities was $226,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.5 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 14% of our total sales for the three months ended March 31, 2011. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
     In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $11.8 million at March 31, 2011, and relate to the Euro and a variety of Asian currencies. We incurred a foreign currency loss of $0.1 million for the six months ended March 31, 2011, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2011 would result in a $1.2 million change in our net income. We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.
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
     On February 24, 2011, the parties executed a settlement agreement which, upon court approval, would resolve this action. The court has scheduled a hearing on May 17, 2011, to determine the fairness of the proposed settlement. Pursuant to this agreement, Mr. Therrien sold 150,000 shares of Brooks stock, the proceeds of which form the settlement fund and totaled approximately $1.9 million. The plaintiffs have agreed to seek a fee not exceeding 30 percent of this settlement fund, the remainder of which would be delivered to the Company following court approval. Notice of the proposed settlement, which describes the proposed settlement in further detail, was mailed to shareholders of record as of March 31, 2011.
     In connection with the agreement to settle this action, the Company has reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to this agreement, Mr. Therrien has agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of 150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers have agreed to pay Brooks a net sum of approximately $3.4 million. This payment would resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.
     If the contingencies within these settlement agreements are satisfied including approval by the respective courts, these agreements would have the effect of resolving all pending litigation related to the Company’s past stock option granting practices and the Company would expect to record income of approximately $4 million upon final resolution.
Item 1A. Risk Factors
     Our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, financial condition and operating results. The risk factor described below is an addition to those risk factors.
Disruptions in the supply of components or materials from Japan resulting from recent natural disasters in Japan could materially harm our business.
     A number of companies that supply us with materials and components maintain facilities in Japan. There may be supply chain challenges in the near term as these suppliers may be impacted by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to raw materials and limited ability to ship inventory. If these conditions persist, we may experience shortages of key materials required for the assembly of our own products, which could limit our ability to manufacture and ship these products to our customers. A significant delay or sustained interruption in the supply of components or materials from our Japanese suppliers could cause us to lose customers, negatively affect our revenues and otherwise materially harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2011. Upon purchase, these shares are immediately retired.

Total Number of
	Total		Shares Purchased as
	Number		Part of Publicly
	of Shares	Average Price Paid	Announced Plans
Period	Purchased	per Share	or Programs
January 1 — 31, 2011	—	$—	—
February 1 — 28, 2011	54,119	12.41	54,119
March 1 — 31, 2011	—	—	—

Total	54,119	$12.41	54,119

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
10.01	Master Purchase and Sale Agreement, dated as of April 20, 2011, by and among Brooks Automation, Inc., Celestica Oregon LLC, 2281302 Ontario Inc. and, for the limited purposes set forth therein, Celestica Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed on April 26, 2011).

10.02	Summary of Long Term Incentive Plan for the fiscal year ended September 30, 2011 through the fiscal year ended September 30, 2013 (incorporated herein by reference to the Company’s current report on Form 8-K, filed on February 8, 2011).

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.
DATE: May 5, 2011	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: May 5, 2011	/s/ Timothy S. Mathews
Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Master Purchase and Sale Agreement, dated as of April 20, 2011, by and among Brooks Automation, Inc., Celestica Oregon LLC, 2281302 Ontario Inc. and, for the limited purposes set forth therein, Celestica Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed on April 26, 2011).

10.02	Summary of Long Term Incentive Plan for the fiscal year ended September 30, 2011 through the fiscal year ended September 30, 2013 (incorporated herein by reference to the Company’s current report on Form 8-K, filed on February 8, 2011).

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.