Form 10-Q
period 2011-06-30
BROOKS AUTOMATION INC
filed 2011-08-04
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 28, 2011: Common stock, $0.01 par value 66,059,770 shares

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30,	September 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$133,115	$59,823
Restricted cash	760	—
Marketable securities	64,804	49,011
Accounts receivable, net	82,547	92,273
Inventories, net	93,525	115,787
Prepaid expenses and other current assets	10,179	10,437

Total current assets	384,930	327,331
Property, plant and equipment, net	58,270	63,669
Long-term marketable securities	83,686	33,593
Goodwill	51,694	48,138
Intangible assets, net	10,395	11,123
Equity investment in joint ventures	34,747	31,746
Other assets	2,637	2,624

Total assets	$626,359	$518,224

Liabilities and equity
Current liabilities
Accounts payable	$45,177	$65,734
Deferred revenue	7,640	4,365
Accrued warranty and retrofit costs	7,617	8,195
Accrued compensation and benefits	15,449	13,677
Accrued restructuring costs	566	3,509
Accrued income taxes payable	3,930	1,040
Accrued expenses and other current liabilities	9,777	11,635

Total current liabilities	90,156	108,155
Income taxes payable	13,223	12,446
Long-term pension liability	5,728	5,466
Other long-term liabilities	3,280	2,805

Total liabilities	112,387	128,872

Contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,521,639 shares issued and 66,059,770 shares outstanding at June 30, 2011, 78,869,331 shares issued and 65,407,462 shares outstanding at September 30, 2010	795	789
Additional paid-in capital	1,807,102	1,803,121
Accumulated other comprehensive income	23,865	19,510
Treasury stock at cost, 13,461,869 shares at June 30, 2011 and September 30, 2010	(200,956)	(200,956)
Accumulated deficit	(1,117,395)	(1,233,649)

Total Brooks Automation, Inc. stockholders’ equity	513,411	388,815
Noncontrolling interest in subsidiaries	561	537

Total equity	513,972	389,352

Total liabilities and equity	$626,359	$518,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Product	$166,658	$141,681	$502,783	$366,467
Services	19,478	15,109	54,371	44,873

Total revenues	186,136	156,790	557,154	411,340

Cost of revenues
Product	115,299	99,086	342,933	263,556
Services	13,867	11,799	38,258	36,683

Total cost of revenues	129,166	110,885	381,191	300,239

Gross profit	56,970	45,905	175,963	111,101

Operating expenses
Research and development	10,025	7,901	28,365	23,119
Selling, general and administrative	24,676	21,200	74,399	61,021
Restructuring charges	97	288	557	2,294

Total operating expenses	34,798	29,389	103,321	86,434

Operating income	22,172	16,516	72,642	24,667
Interest income	350	221	886	814
Interest expense	10	7	39	34
Sale of intellectual property rights	—	—	—	7,840
Sale of contract manufacturing business	45,009	—	45,009	—
Loss on investment	—	—	—	191
Other (income) expense, net	(1,068)	7	(1,485)	295

Income before income taxes and equity in earnings (losses) of joint ventures	68,589	16,723	119,983	32,801
Income tax provision (benefit)	3,300	(35)	5,323	(2,219)

Income before equity in earnings (losses) of joint ventures	65,289	16,758	114,660	35,020
Equity in earnings (losses) of joint ventures	900	(112)	1,618	(303)

Net income	$66,189	$16,646	$116,278	$34,717
Add: Net loss (income) attributable to noncontrolling interests	(6)	(74)	(24)	89

Net income attributable to Brooks Automation, Inc.	$66,183	$16,572	$116,254	$34,806

Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$1.02	$0.26	$1.80	$0.55

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$1.02	$0.26	$1.79	$0.54

Shares used in computing earnings per share
Basic	64,668	63,969	64,481	63,679
Diluted	65,141	64,264	64,941	64,123
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$116,278	$34,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,336	14,029
Sale of intellectual property rights	—	(7,840)
Stock-based compensation	5,211	4,889
Amortization of premium on marketable securities	1,534	626
Undistributed (earnings) losses of joint ventures	(1,618)	303
(Gain) loss on disposal of long-lived assets	24	(4)
Sale of contract manufacturing business	(45,009)	—
Loss on investment	—	191
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(461)	(33,946)
Inventories	(11,248)	(33,683)
Prepaid expenses and other current assets	3,245	(3,065)
Accounts payable	(11,812)	44,256
Deferred revenue	(1,410)	1,598
Accrued warranty and retrofit costs	(638)	1,769
Accrued compensation and benefits	(72)	(2,433)
Accrued restructuring costs	(2,943)	(3,043)
Accrued expenses and other	3,802	(482)

Net cash provided by operating activities	67,219	17,882

Cash flows from investing activities
Purchases of property, plant and equipment	(4,163)	(1,908)
Purchases of marketable securities	(145,821)	(95,722)
Sale/maturity of marketable securities	78,644	67,492
Increase in restricted cash	(760)	—
Proceeds from the sale of the contract manufacturing business	75,664	—
Proceeds from assets sold	4,372	—
Acquisition of RTS Life Sciences, net of cash acquired	(3,381)	—
Proceeds from the sale of intellectual property rights	—	7,840
Purchase of intangible assets	—	(892)
Other	—	243

Net cash provided by (used in) investing activities	4,555	(22,947)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	681	609

Net cash provided by financing activities	681	609

Effects of exchange rate changes on cash and cash equivalents	837	(542)

Net increase (decrease) in cash and cash equivalents	73,292	(4,998)
Cash and cash equivalents, beginning of period	59,823	59,985

Cash and cash equivalents, end of period	$133,115	$54,987

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
     In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.
     In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment is effective for interim and annual periods beginning after December 15, 2011. Other than a change in presentation, the Company does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.
2. Stock-Based Compensation
     The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	$—	$42	$—	$127
Restricted stock	1,476	1,170	4,843	4,439
Employee stock purchase plan	119	116	368	323

	$1,595	$1,328	$5,211	$4,889

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
During the three months ended March 31, 2011, the Company granted 366,000 shares of restricted stock to members of senior management of which 183,000 shares vest over the service period and the remaining 183,000 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2013. Total compensation on these awards is a maximum of $4.5 million. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement against performance targets. Changes to the projected attainment against performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.
Stock Option Activity
     The following table summarizes stock option activity for the nine months ended June 30, 2011:

		Weighted-
		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic Value
	Options	Contractual Term	Exercise Price	(In Thousands)
Outstanding at September 30, 2010	764,621		$18.94
Exercised	(1,554)		3.62
Forfeited/expired	(386,930)		23.23

Outstanding at June 30, 2011	376,137	1.2 years	$14.59	$78
Vested at June 30, 2011	376,137	1.2 years	$14.59	$78
Options exercisable at June 30, 2011	376,137	1.2 years	$14.59	$78
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $10.86 as of June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.
     No stock options were granted during the three and nine months ended June 30, 2011 and 2010. The total intrinsic value of options exercised during the three and nine months ended June 30, 2011 was $0 and $15,000, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2010 was $3,000. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended June 30, 2011 was $0 and $6,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended June 30, 2010 was $19,000.
     As of June 30, 2011 there was no future compensation cost related to stock options as all outstanding stock options have vested.

Restricted Stock Activity
     A summary of the status of the Company’s restricted stock as of June 30, 2011 and changes during the nine months ended June 30, 2011 is as follows:

	Nine months ended
	June 30, 2011
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2010	1,313,203	$9.40
Awards granted	880,000	11.61
Awards vested	(620,920)	11.74
Awards canceled	(113,126)	8.56

Outstanding at June 30, 2011	1,459,157	$10.13
     The fair value of restricted stock awards vested during the three months ended June 30, 2011 and 2010 was $0.9 million. The fair value of restricted stock awards vested during the nine months ended June 30, 2011 and 2010 was $7.3 million and $6.4 million, respectively.
     As of June 30, 2011, the unrecognized compensation cost related to nonvested restricted stock is $11.2 million and will be recognized over an estimated weighted average amortization period of 2.0 years.
Employee Stock Purchase Plan
     There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2011 and 2010. There were 103,684 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2011 for aggregate proceeds of $0.7 million. There were 116,160 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2010 for aggregate proceeds of $0.6 million.
3. Acquisition and Divestiture
     Acquisition
     On April 1, 2011, the Company acquired all of the outstanding stock of RTS Life Science Limited (“RTS”), a privately held company, for $3.4 million, net of cash acquired. RTS is a provider of automation solutions to the life sciences market, located in Manchester, United Kingdom. The acquisition provides the Company with initial access to the life sciences market, specifically biobanking and compound sample management, and the ability to leverage the Company’s existing automation technologies with those of RTS.
     The assets and liabilities of RTS were recorded at their fair values as of the acquisition date as follows (in thousands):

Accounts receivable	$3,156
Inventory	1,668
Other current assets	1,008
Property, plant and equipment	860
Completed technology	1,524
Customer relationships	577
Trademarks and trade names	64
Goodwill	3,556
Accounts payable	(1,397)
Deferred revenue	(5,232)
Current liabilities	(2,403)

Total purchase price, net of cash acquired	$3,381

     The purchase price allocation is preliminary and subject to revision for amounts that are not expected to be material. The completed technology will be amortized to cost of revenue over its estimated useful life of 5 to 7 years, the customer relationships will be amortized to operating expense over 7 years and the trademarks and trade names will be amortized to operating expense over 3 years. Goodwill arising from the acquisition will not be deductible for tax purposes.
     RTS’s operating results have been included in the Company’s results of operations from the acquisition date, and were not material. Pro forma results are not provided as RTS’s results of operations were not material. Transaction costs related to this acquisition were $188,000 for the nine months ended June 30, 2011, and are included in selling, general and administrative expense.
     Divestiture
     On April 20, 2011, the Company entered into an agreement with affiliates of Celestica Inc. (the “Buyers”) to sell the assets of its extended factory contract manufacturing business (the “Business”). The Buyers also agreed to assume certain liabilities related to the Business (the “Asset Sale”). The Asset Sale was completed on June 28, 2011 (the “Closing”). At the Closing, the Buyers paid the Company a total purchase price of $78.0 million in cash, plus $1.3 million as consideration for cash acquired in the Asset Sale. An additional estimated $2.5 million of proceeds is expected to be paid during our fourth quarter of 2011, which represents a working capital normalizing adjustment. The Company paid $2.3 million of transaction expenses. During the three months ended June 30, 2011, the Company recorded a gain on this sale of $45.0 million, before income taxes. Income taxes directly attributable to this gain of $2.4 million were also recorded during the three months ended June 30, 2011.
      In connection with the Asset Sale, all trade accounts receivable related to the Business were sold to the Buyers as of the Closing. The Company received $4.4 million of payments on these receivable after the Closing and up through June 30, 2011. These funds will be remitted to be Buyer during the three months ended September 30, 2011. The Company expects that this practice will continue as each customer transitions trade payments to the Buyers. The unaudited Consolidated Statements of Cash Flows reflect the $4.4 million of receipts as proceeds from assets sold within cash flows from investing activities.
     The Company and the Buyers also entered into certain commercial supply and license agreements at the Closing which will govern the ongoing relationship between the Buyers and the Company going forward. Pursuant to those agreements, the Company will supply the Buyers with certain products and has licensed certain intellectual property needed to run the Business and the Buyers will supply certain products to the Company. Due to the significance of these ongoing commercial arrangements, the sale did not qualify for discontinued operations treatment. Therefore, historical financial results of the divested business will not be segregated in the Company’s consolidated financial statements for the historical periods in which this business was part of the Company.
4. Goodwill
     The components of the Company’s goodwill by business segment at June 30, 2011 and September 30, 2010 are as follows (in thousands):

	Brooks	Brooks
	Product	Global	Contract
	Solutions	Services	Manufacturing	Other	Total
Gross goodwill at September 30, 2010	$485,844	$151,238	$18,593	$7,421	$663,096
Less: aggregate impairment charges recorded	(437,706)	(151,238)	(18,593)	(7,421)	(614,958)

Goodwill, less accumulated impairments at September 30, 2010	$48,138	$—	$—	$—	$48,138

Acquisitions and adjustments during the three and nine months ended June 30, 2011	3,556	—	—	—	3,556

Goodwill, less accumulated impairments at June 30, 2011	$51,694	$—	$—	$—	$51,694

     Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2011			September 30, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$7,808	$6,963	$845	$7,808	$6,886	$922
Completed technology	45,026	38,539	6,487	43,502	37,108	6,394
Trademarks and trade names	3,843	3,625	218	3,779	3,379	400
Customer relationships	19,438	16,593	2,845	18,860	15,453	3,407

	$76,115	$65,720	$10,395	$73,949	$62,826	$11,123

5. Income Taxes
     The Company recorded an income tax provision of $3.3 million and $5.3 million for the three and nine months ended June 30, 2011, respectively. These provisions include $2.4 million of taxes related to the sale of the contract manufacturing business. These provisions also consist of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

     The Company recorded an income tax benefit of $0.0 million and $(2.2) million in the three and nine months ended June 30, 2010, respectively. This benefit includes a $3.9 million refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. This benefit was partially offset by current year estimated alternative minimum taxes and certain state taxes as well as international taxes arising from the Company’s international sales mix.
     The Company continued to provide a full valuation allowance for its net deferred tax assets at June 30, 2011, as Brooks believes it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. The Company will continue to assess the need for a valuation allowance in future periods. If the Company continues to generate profits in most of its jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.
     The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2004. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company expects that up to $5.1 million of unrecognized tax benefits will be recognized in the next twelve months as a result of expiring statutes of limitations and closing of income tax audits, all of which will impact the Company’s effective tax rate. The Company currently anticipates that approximately $3.8 million will be recognized in the fourth quarter of fiscal year 2011.
6. Earnings per Share
     Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding used in computing basic earnings per share	64,668	63,969	64,481	63,679
Dilutive common stock options and restricted stock awards	473	295	460	444

Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,141	64,264	64,941	64,123

     Approximately 358,000 and 784,000 options to purchase common stock and 38,000 and 257,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended June 30, 2011 and 2010, respectively, as their effect would be anti-dilutive. In addition, approximately 399,000 and 934,000 options to purchase common stock and 340,000 and 123,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the nine months ended June 30, 2011 and 2010, respectively, as their effect would be anti-dilutive.

7. Comprehensive Income
     The calculation of the Company’s comprehensive income for the three and nine months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$66,189	$16,646	$116,278	$34,717
Change in cumulative translation adjustment	1,972	(2,020)	4,562	(1,384)
Unrealized gain (loss) on marketable securities	67	(6)	(159)	(194)
Actuarial loss	(1)	—	(48)	—

Comprehensive income	68,227	14,620	120,633	33,139
Add: Comprehensive loss (income) attributable to noncontrolling interests	(6)	(74)	(24)	89

Comprehensive income attributable to Brooks Automation, Inc.	$68,221	$14,546	$120,609	$33,228

8. Segment Information
     We report financial results in three segments: Brooks Product Solutions, Brooks Global Services and Contract Manufacturing. This financial reporting structure was implemented effective as of the beginning of our third quarter of fiscal year 2011 in response to changes in our management structure and in anticipation of the sale of our Contract Manufacturing segment. Historic results included in this quarterly report have been reclassified where applicable to conform to this new operating segment structure.
     The Brooks Product Solutions segment provides a variety of products critical to technology equipment productivity and availability. Those products include atmospheric and vacuum tool automation systems, atmospheric and vacuum robots and robotic modules and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.
     The Brooks Global Services segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare part support services to maximize customer tool productivity.
     The Contract Manufacturing segment provides services to build equipment front-end modules and other subassemblies which enable our customers to effectively develop and source high quality and high reliability process tools for semiconductor and adjacent market applications. We sold this segment in the Asset Sale which closed on June 28, 2011.
     The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Intersegment revenues between Brooks Product Solutions and Contract Manufacturing are eliminated from Contract Manufacturing revenues. The profits reported on intercompany transactions are based on the transfer prices charged which approximates fair value to third parties. Other unallocated corporate expenses (primarily certain legal costs associated with the Company’s past equity incentive-related practices and costs to indemnify a former executive in connection with these matters), amortization of acquired intangible assets (excluding completed technology) and restructuring are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon various cost drivers associated with the respective administrative function, including segment revenues, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude investments in joint ventures, marketable securities and cash equivalents.

     Financial information for the Company’s business segments is as follows (in thousands):

	Brooks	Brooks
	Product	Global	Contract
	Solutions	Services	Manufacturing	Total
Three months ended June 30, 2011
Revenues
Product	$120,769	$3,573	$42,316	$166,658
Services	482	18,996	—	19,478

	$121,251	$22,569	$42,316	$186,136

Gross profit	$45,083	$7,903	$3,984	$56,970
Segment operating income	$17,541	$3,522	$2,006	$23,069
Three months ended June 30, 2010
Revenues
Product	$97,059	$3,019	$41,603	$141,681
Services	—	15,109	—	15,109

	$97,059	$18,128	$41,603	$156,790

Gross profit	$36,331	$5,024	$4,550	$45,905
Segment operating income	$14,198	$1,057	$2,273	$17,528
Nine months ended June 30, 2011
Revenues
Product	$354,434	$11,020	$137,329	$502,783
Services	482	53,889	—	54,371

	$354,916	$64,909	$137,329	$557,154

Gross profit	$135,663	$23,090	$17,210	$175,963
Segment operating income	$55,688	$9,094	$10,650	$75,432
Nine months ended June 30, 2010
Revenues
Product	$248,528	$10,433	$107,506	$366,467
Services	—	44,873	—	44,873

	$248,528	$55,306	$107,506	$411,340

Gross profit	$85,480	$14,540	$11,081	$111,101
Segment operating income	$21,884	$2,775	$4,462	$29,121
Assets
June 30, 2011	$250,789	$52,199	$—	$302,988
September 30, 2010	$227,409	$53,564	$57,023	$337,996
     Revenues for the Brooks Product Solutions segment for the three and nine months ended June 30, 2011 include intercompany sales of $16.2 million and $49.2 million, respectively, of intercompany sales from this segment to the Contract Manufacturing segment. Revenues for the Brooks Product Solutions segment for the three and nine months ended June 30, 2010 include $17.4 million and $43.4 million, respectively, of intercompany sales from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.
     Revenues for the Contract Manufacturing segment for the three months ended June 30, 2011 exclude intercompany sales of $2.9 million and $10.7 million, respectively, of intercompany sales from this segment to the Brooks Product Solutions segment. Revenues for the Contract Manufacturing segment for the three and nine months ended June 30, 2011 exclude intercompany sales of $3.0 million and $9.6 million, respectively, of intercompany sales from this segment to the Brooks Product Solutions segment.

     A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment operating income	$23,069	$17,528	$75,432	$29,121
Other unallocated corporate expenses	305	232	839	684
Amortization of acquired intangible assets	495	492	1,394	1,476
Restructuring charges	97	288	557	2,294

Total operating income	$22,172	$16,516	$72,642	$24,667

     A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2011 and September 30, 2010 is as follows (in thousands):

	June 30,	September 30,
	2011	2010
Segment assets	$302,988	$337,996
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	323,371	180,228

Total assets	$626,359	$518,224

9. Significant Customers
     The Company had three customers that each accounted for more than 10% of revenues for the three and nine months ended June 30, 2011. The Company had three customers that accounted for more than 10% of revenues for the three months ended June 30, 2010 and two customers that accounted for more than 10% of revenues for the nine months ended June 30, 2010.
10. Restructuring-Related Charges and Accruals
     The Company recorded charges to operations of $97,000 and $557,000 in the three and nine months ended June 30, 2011, respectively. These charges include severance related costs of $73,000 and $346,000 for the three and nine month periods, and facility-related costs of $24,000 and $211,000 for the three and nine month periods. The severance costs consist primarily of costs to adjust contingent severance arrangements related to general corporate positions eliminated in prior periods. The facility costs relate to facilities exited in previous years. The costs for these exited facilities are expected to end at the end of fiscal year 2011.
     The Company recorded charges to operations of $288,000 and $2,294,000 in the three and nine months ended June 30, 2010, respectively. These charges include severance related costs of $199,000 and $754,000 for the three and nine month periods, and facility-related costs of $89,000 and $1,540,000 for the three and nine month periods. The severance costs consist primarily of costs to adjust severance provisions related to general corporate positions eliminated in prior periods. The facility costs include $89,000 and $317,000 for the three and nine months ended June 30, 2010 to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, the Company revised the present value discounting of multi-year facility-related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in its prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods, and recorded an adjustment of $1,221,000. The restructuring charges for the three and nine months ended June 30, 2010 were primarily related to general corporate support functions.

     The activity for the three and nine months ended June 30, 2011 and 2010 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2011
	Balance			Balance
	March 31,			June 30,
	2011	Expense	Utilization	2011
Facilities and other	$1,553	$24	$(1,011)	$566
Workforce-related	—	73	(73)	—

	$1,553	$97	$(1,084)	$566

	Activity — Three Months Ended June 30, 2010
	Balance			Balance
	March 31,			June 30,
	2010	Expense	Utilization	2010
Facilities and other	$5,496	$89	$(1,047)	$4,538
Workforce-related	282	199	(431)	50

	$5,778	$288	$(1,478)	$4,588

	Activity — Nine Months Ended June 30, 2011
	Balance			Balance
	September 30,			June 30,
	2010	Expense	Utilization	2011
Facilities and other	$3,509	$211	$(3,154)	$566
Workforce-related	—	346	(346)	—

	$3,509	$557	$(3,500)	$566

	Activity — Nine Months Ended June 30, 2010
	Balance			Balance
	September 30,			June 30,
	2009	Expense	Utilization	2010
Facilities and other	$6,289	$1,540	$(3,291)	$4,538
Workforce-related	1,372	754	(2,076)	50

	$7,661	$2,294	$(5,367)	$4,588

     The expected facilities costs, totaling $566,000, net of estimated sub-rental income, will be paid on leases that expire through September 2011.
11. Loss on Investment
     During the nine months ended June 30, 2010, the Company recorded a charge of $0.2 million for the sale of its minority equity investment in a closely-held Swiss public company. As of June 30, 2011, the Company no longer had an equity investment in this entity.
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
     The Company has a defined benefit plan in Taiwan (the “Taiwan Plan”) that has a long-term liability of $84,000 which is included in the Company’s consolidated balance sheets at June 30, 2011. The Company froze the benefit accruals and future participation in the Taiwan Plan as of June 30, 2005.

     The components of the Company’s net pension cost related to both the Helix Plan and the Taiwan Plan for the three and nine months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$29	$29	$86	$86
Interest cost	192	201	577	603
Amortization of losses	116	84	348	250
Expected return on assets	(188)	(159)	(563)	(475)

Net periodic pension (benefit) cost	$149	$155	$448	$464

13. Other Balance Sheet Information
     Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	September 30,
	2011	2010
Accounts receivable	$83,109	$92,764
Less allowances	562	491

	$82,547	$92,273

Inventories, net
Raw materials and purchased parts	$56,649	$79,972
Work-in-process	25,798	22,392
Finished goods	11,078	13,423

	$93,525	$115,787

     The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2011 and 2010 is as follows (in thousands):
Activity — Three Months Ended June 30, 2011

Balance			Balance
March 31,			June 30,
2011	Accruals	Settlements	2011
$7,667	$3,659	$(3,709)	$7,617
Activity — Three Months Ended June 30, 2010

Balance			Balance
March 31,			June 30,
2010	Accruals	Settlements	2010
$7,122	$2,997	$(2,643)	$7,476
Activity — Nine Months Ended June 30, 2011

Balance			Balance
September 30,			June 30,
2010	Accruals	Settlements	2011
$8,195	$8,580	$(9,158)	$7,617
Activity — Nine Months Ended June 30, 2010

Balance			Balance
September 30,			June 30,
2009	Accruals	Settlements	2010
$5,698	$9,447	$(7,669)	$7,476
14. Joint Ventures
     The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended June 30, 2011 and 2010, the Company recorded income associated with UCI of $0.7 million and $0.3 million, respectively. For the nine months ended June 30, 2011 and 2010, the Company recorded income associated with UCI of $1.4 million and $0.1 million, respectively. At June 30, 2011, the carrying value of UCI in the Company’s consolidated balance sheet was $31.0 million. For each of the three months ended June 30, 2011 and 2010, management fee payments received by the Company from UCI were $0.2 million. For the nine months ended June 30, 2011 and 2010, management fee payments received by the Company from UCI were $0.7 million and $0.4 million, respectively. For the three months ended June 30, 2011 and 2010, the Company incurred charges from UCI for products or services of $0.3 million and $0.0 million, respectively. For the nine months ended June 30, 2011 and 2010, the Company incurred charges from UCI for products or services of $0.5 million and $0.2 million, respectively. At June 30, 2011 and September 30, 2010 the Company owed UCI $0.2 million and $0.0 million, respectively, in connection with accounts payable for unpaid products and services.
     The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended June 30, 2011 and 2010, the Company recorded income (loss) associated with YBA of $0.2 million and $(0.4) million, respectively. For the nine months ended June 30, 2011 and 2010, the Company recorded income (loss) associated with YBA of $0.2 million and $(0.4) million, respectively. At June 30, 2011, the carrying value of YBA in the Company’s consolidated balance sheet was $3.8 million. For the three months ended June 30, 2011 and 2010, revenues earned by the Company from YBA were $1.6 million and $4.5 million, respectively. For the nine months ended June 30, 2011 and 2010, revenues earned by the Company from YBA were $7.6 million and $10.4 million, respectively. The amount due from YBA included in accounts receivable at June 30, 2011 and September 30, 2010 was $3.3 million and $4.5 million, respectively. For the three months and nine months ended June 30, 2011, the Company incurred charges from YBA for products or services of $0.1 million and $0.4 million, respectively. For the three months and nine months ended June 30, 2010, the Company incurred charges from YBA for products or services of $0.0 million and $0.1 million, respectively. At June 30, 2011 and September 30, 2010 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services.
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
     The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of June 30, 2011 and September 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2011:
U.S. Treasury securities and obligations of U.S. government agencies	$56,511	$38	$(5)	$56,544
Corporate securities	71,317	128	(34)	71,411
Mortgage-backed securities(1)	1,623	24	(28)	1,619
Other debt securities	286	—	—	286
Municipal securities	16,916	3	(32)	16,887
Bank certificate of deposits	1,743	—	—	1,743

	$148,396	$193	$(99)	$148,490

September 30, 2010:
U.S. Treasury securities and obligations of U.S. government agencies	$38,319	$62	$(8)	$38,373
Corporate securities	38,617	185	(4)	38,798
Mortgage-backed securities(2)	1,771	23	(4)	1,790
Other debt securities	186	—	—	186
Municipal securities	2,405	1	(2)	2,404
Bank certificate of deposits	1,053	—	—	1,053

	$82,351	$271	$(18)	$82,604

(1)	Fair value amounts include approximately $0.7 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

(2)	Fair value amounts include approximately $0.8 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.
     The fair value of the marketable securities at June 30, 2011 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value
Due in one year or less	$64,804
Due after one year through five years	79,645
Due after ten years	4,041

$148,490

16. Fair Value Measurements
     The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2011, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash Equivalents	$93,413	$93,413	$—	$—
Available-for-sale securities	148,490	71,411	77,079	—

Total Assets	$241,903	$164,824	$77,079	$—

Cash Equivalents
     Cash equivalents of $93.4 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
     Available-for-sale securities of $71.4 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $77.1 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
17. Contingencies
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Exchange Act for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint sought disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions (the “Section 16(b) Action”).
     On February 24, 2011, the parties executed a settlement agreement which, upon court approval, would resolve the Section 16(b) Action. Pursuant to this agreement, Mr. Therrien sold 150,000 shares of Brooks stock, the proceeds of which form the settlement fund and totaled approximately $1.9 million. The plaintiffs agreed to seek a fee not exceeding 30 percent of this settlement fund, the remainder of which would be delivered to the Company following court approval. Notice of the proposed settlement, which described the proposed settlement in further detail, was mailed to shareholders of record as of March 31, 2011.
     In connection with the agreement to settle the Section 16(b) Action, the Company reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers (the “Global Settlement Agreement”) to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to the Global Settlement Agreement, Mr. Therrien agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of 150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers have agreed to pay Brooks a net sum of approximately $3.4 million. This payment would resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.
     On May 17, 2011, the court in the Section 16(b) Action held a hearing to determine the fairness of the proposed settlement in that action. Following the hearing, the court approved that settlement, finding that the settlement in the Section 16(b) Action and the Global Settlement Agreement were both in the best interest of the parties and the Company’s shareholders. On June 16, 2011, the settlement of the Section 16(b) Action became final and the Company received $1.3 million in settlement proceeds of which 50% will be paid to the Company’s insurance company and the remaining 50% has been recorded as income. Mr. Therrien has agreed to and submitted a proposed settlement to the SEC for approval by the Commission, which must also be approved by the court before it becomes final. If this settlement becomes final, then the contingencies within the Global Settlement Agreement will be satisfied, which will have the effect of resolving all pending litigation related to the Company’s past stock option granting practices, and the Company would expect to record income of approximately $4 million upon final resolution, inclusive of the $0.7 million previously recognized.
18. Subsequent Events
     On July 25, 2011, the Company acquired Nexus Biosystems, Inc. (“Nexus”), a U.S. based provider of automation solutions and consumables to the life sciences markets, specifically biobanking and compound sample management. The Company paid, in cash, an aggregate merger consideration of $79.0 million plus an amount equal to the unrestricted cash of Nexus and its subsidiaries at the closing in the amount of $6.8 million. The liabilities of Nexus at the time of closing included a $6.0 million obligation payable to former owners of a business acquired by Nexus in 2010, which was paid by the Company on Nexus’ behalf at the time of closing.
     On August 3, 2011, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on September 30, 2011 to common stockholders of record on September 9, 2011. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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
Overview
     We are a leading provider of automation, vacuum and instrumentation solutions and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor manufacturing industry, which represented approximately 82% of our consolidated revenues for fiscal year 2010 and 80% for the first nine months of fiscal year 2011. We also provide unique solutions to customers in life sciences, data storage, advanced display, analytical instruments and industrial markets.
     The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. We expect the semiconductor equipment market will continue to be a key end market for our products, however, we intend to acquire and develop technologies that will create opportunities outside of the semiconductor market. On April 1, 2011, we acquired RTS Life Sciences (“RTS”), a United Kingdom-based provider of automation solutions to the life sciences markets. The purchase price was approximately $3.4 million, net of cash on hand. On July 25, 2011, we acquired Nexus Biosystems, Inc., a U.S. based provider of automation solutions and consumables to the life sciences markets, specifically biobanking and compound sample management. The Company paid, in cash, an aggregate merger consideration of $79.0 million plus an amount equal to the unrestricted cash of Nexus and its subsidiaries at the closing in the amount of $6.8 million. The liabilities of Nexus at the time of closing included a $6.0 million obligation payable to former owners of a business acquired by Nexus in 2010, which was paid by the Company on Nexus’ behalf at the time of closing.
     On April 20, 2011, we entered into an agreement with affiliates of Celestica Inc. (the “Buyers”) to sell the assets of our extended factory contract manufacturing business (the “Business”). The Buyers also agreed to assume certain liabilities related to the Business (the “Asset Sale”). The Asset Sale was completed on June 28, 2011 (the “Closing”). At the Closing, the Buyers paid Brooks a total purchase price of $78.0 million in cash, plus $1.3 million as consideration for cash acquired in the Asset Sale. An additional estimated $2.5 million of proceeds will be paid during our fourth quarter of 2011, which represents a working capital normalizing adjustment. All of the revenues associated with this Business were to customers in the semiconductor equipment market.
     Brooks and the Buyers also entered into certain commercial supply and license agreements at the Closing which will govern the ongoing relationship between the Buyers and Brooks going forward. Pursuant to those agreements, Brooks will supply the Buyers with certain products and has licensed certain intellectual property needed to run the Business and the Buyers will supply certain products to Brooks.
     We report financial results in three segments: Brooks Product Solutions, Brooks Global Services and Contract Manufacturing. This financial reporting structure was implemented effective as of the beginning of our third quarter of fiscal year 2011 in response to changes in our management structure and in anticipation of the sale of our Contract Manufacturing segment. Historic results included in this quarterly report have been reclassified where applicable to conform to this new operating segment structure.
     The Brooks Product Solutions segment provides a variety of products critical to technology equipment productivity and availability. Those products include atmospheric and vacuum tool automation systems, atmospheric and vacuum robots and robotic modules and cryogenic vacuum pumping, thermal management and vacuum measurement solutions used to create, measure and control critical process vacuum applications.
     The Brooks Global Services segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare part support services to maximize customer tool productivity.
     The Contract Manufacturing segment provides services to build equipment front-end modules and other subassemblies which enable our customers to effectively develop and source high quality and high reliability process tools for semiconductor and adjacent market applications. We sold this segment in the Asset Sale which closed on June 28, 2011.

Three and Nine Months Ended June 30, 2011, Compared to Three and Nine Months Ended June 30, 2010
Revenues
     We reported revenues of $186.1 million for the three months ended June 30, 2011, compared to $156.8 million in the same prior year period, an 18.7% increase. The total increase in revenues of $29.3 million impacted all of our operating segments. Our Brooks Product Solutions segment revenues increased by $24.2 million, our Brooks Global Services segment revenues increased by $4.4 million and our Contract Manufacturing segment revenues increased by $0.7 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment, along with the impact of the acquisition of RTS, which increased revenues by $2.2 million during the three months ended June 30, 2011 compared to the prior year period.
     We reported revenues of $557.2 million for the nine months ended June 30, 2011, compared to $411.3 million in the same prior year period, a 35.4% increase. The total increase in revenues of $145.9 million impacted all of our operating segments. Our Brooks Product Solutions segment revenues increased by $106.4 million, our Brooks Global Services segment revenues increased by $9.6 million and our Contract Manufacturing segment revenues increased by $29.8 million. These increases were primarily the result of increased volume shipments in response to increasing demand for semiconductor capital equipment, along with the impact of the acquisition of RTS, which increased revenues by $2.2 million during the three months ended June 30, 2011 compared to the prior year period.
     Our Brooks Product Solutions segment reported revenues of $121.3 million for the three months ended June 30, 2011, an increase of 24.9% from $97.1 million in the same prior year period. This segment reported revenues of $354.9 million for the nine months ended June 30, 2011, an increase of 42.8% from $248.5 million in the same prior year period. These increases are mostly attributable to higher volumes of shipments to semiconductor capital equipment customers, along with the impact of the acquisition of RTS, which increased revenues by $2.2 million during the three and nine months ended June 30, 2011 compared to the prior year period. The RTS revenues for the three months ended June 30, 2011 include $0.5 million of service revenues to support the RTS installed base, with the balance of RTS revenues related primarily to life science automation system sales.
     Our Brooks Global Services segment reported revenues of $22.6 million for the three months ended June 30, 2011, a 24.5% increase from $18.1 million in the same prior year period. This segment reported revenues of $64.9 million for the nine months ended June 30, 2011, a 17.4% increase from $55.3 million in the same prior year period. Revenues for this segment include service revenues for service contract and repair services that totaled $19.0 million and $53.9 million for the three and nine months ended June 30, 2011, as compared to $15.1 million and $44.9 million for the three and nine month periods from the prior year. The balance of revenues for this segment includes the sale of spare parts.
     Our Contract Manufacturing segment reported revenues of $42.3 million for the three months ended June 30, 2011, a 1.7% increase from $41.6 million in the same prior year period. This segment reported revenues of $137.3 million for the nine months ended June 30, 2011, a 27.7% increase from $107.5 million in the same prior year period. These increases are mostly attributable to higher volumes of shipments to semiconductor capital equipment customers. This segment was sold on June 28, 2011 in the Asset Sale transaction.
     Revenues for the Brooks Product Solutions segment for the three and nine months ended June 30, 2011 include intercompany sales of $16.2 million and $49.2 million, respectively, of intercompany sales from this segment to the Contract Manufacturing segment. Revenues for the Brooks Product Solutions segment for the three and nine months ended June 30, 2010 include $17.4 million and $43.4 million, respectively, of intercompany sales from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.
     Revenues for the Contract Manufacturing segment for the three months ended June 30, 2011 exclude intercompany sales of $2.9 million and $10.7 million, respectively, of intercompany sales from this segment to the Brooks Product Solutions segment. Revenues for the Contract Manufacturing segment for the three and nine months ended June 30, 2011 exclude intercompany sales of $3.0 million and $9.6 million, respectively, of intercompany sales from this segment to the Brooks Product Solutions segment
     We expect revenues to decline for the three months ended September 30, 2011 as compared to the three months ended June 30, 2011 due to the sale of Contract Manufacturing, which contributed $42.3 million to revenues for the three months ended June 30, 2011, and due to recent softness in demand from our semiconductor equipment customers. These decreases will be partially offset by revenues from our recent acquisitions and growth in revenues from non-semiconductor customers.
Gross Profit
     Gross margin dollars increased to $57.0 million for the three months ended June 30, 2011, an increase of 24.1% from $45.9 million for the same prior year period. This increase was primarily attributable to higher revenues of $29.3 million. This increase was partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The net benefit in the prior period exceeded the net charge in the current period by $0.5 million. Gross margin dollars for the current and prior year periods were reduced by $0.5 million of amortization for completed technology intangible assets. Gross margin dollars increased to $176.0 million for the nine months ended June 30, 2011, an increase of 58.4% from $111.1 million for the same prior year period. This increase was primarily attributable to higher revenues of $145.9 million. This increase was partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The benefit in the prior period exceeded the net charge in the current period by $2.8 million. Gross margin dollars for the current and prior year period was reduced by $1.4 million and $1.5 million, respectively, for amortization of completed technology intangible assets.
     Gross margin percentage increased to 30.6% for the three months ended June 30, 2011, compared to 29.3% for the same prior year period. This increase is primarily attributable to improved absorption of indirect factory and service overhead on higher revenues. The increase was partially offset by the change in benefits from / charges for excess and obsolete inventory which reduced gross margin percentage by 0.3%, and a less favorable product mix for our Contract Manufacturing segment. Gross margin percentage increased to 31.6% for the nine months ended June 30, 2011, compared to 27.0% for the same prior year period. This increase is primarily attributable to improved absorption of indirect factory and service overhead on higher revenues. The increase was partially offset by the change in benefits from / charges for excess and obsolete inventory which reduced gross margin percentage by 0.6%.
     Gross margin dollars for our Brooks Product Solutions segment increased to $45.1 million for the three months ended June 30, 2011, an increase of 24.1% from $36.3 million in the same prior year period. Gross margin dollars for this segment increased to $135.7 million for the nine months ended June 30, 2011, an increase of 58.7% from $85.5 million in the same prior year period. These increases were primarily attributable to higher revenues of $24.2 million for the three month period and $106.4 million for the nine month period. These increases were partially offset by the change in benefits from / charges for excess and obsolete inventory which reduced gross margin by $0.7 million and $3.0 million for the three and nine month periods. Gross margin percentage was 37.2% for the three months ended June 30, 2011 as compared to 37.4% in the same prior year period. The decrease in gross margin percentage is primarily due to the change in benefits from / charges for excess and obsolete inventory which reduced gross margin percentage by 0.7%. Gross margin percentage was 38.2% for the nine months ended June 30, 2011 as compared to 34.4% in the same prior year period. This increase was primarily the result of higher absorption of indirect factory overhead on higher revenues. The increase was partially offset by the change in benefits from / charges for excess and obsolete inventory which reduced gross margin by 1.1%.
     Gross margin dollars for our Brooks Global Services segment increased to $7.9 million for the three months ended June 30, 2011, an increase of 57.3% from $5.0 million for the same prior year period. Gross margin dollars for this segment increased to $23.1 million for the nine months ended June 30, 2011, an increase of 58.8% from $14.5 million for the same prior year period. These increases were primarily attributable to higher revenues of $4.4 million for the three month period and $9.6 million for the nine month period. In addition, gross margin dollars were favorably impacted by $0.6 million for the three and nine month periods from the sale of previously reserved excess and obsolete inventory. Gross margin percentage increased to 35.0% for the three months ended June 30, 2011 as compared to 27.7% in the same prior year period. Gross margin percentage increased to 35.6% for the nine months ended June 30, 2011 as compared to 26.3% in the same prior year period. These increases were primarily attributable to higher absorption of fixed overhead on higher revenues. In addition, gross margin percentage was favorably impacted by 3.3% for the three month period and 1.1% for the nine month period from the sale of previously reserved excess and obsolete inventory.
     Gross margin of our Contract Manufacturing segment decreased to $4.0 million for the three months ended June 30, 2011, a decrease of 12.4% from $4.6 million in the same prior year period. This decrease was attributable to an increase in charges for excess and obsolete inventory which decreased gross profit by $0.4 million, and a less favorable product mix for the 2011 period as compared to the prior year. Gross margin for this segment increased to $17.2 million for the nine months ended June 30, 2011, an increase of 55.3% as compared to $11.1 million in the same prior year period. This increase was primarily attributable to higher absorption of factory overhead on higher revenues. This increase was partially offset by a $0.5 million increase in charges for excess and obsolete inventory. Gross margin percentage was 9.4% for the three months ended June 30, 2011 as compared to 10.9% in the same prior year period. This decrease was attributable to higher charges for excess and obsolete inventory which reduced gross margin percentage by 1.0%, with the balance of the decrease primarily due to a less favorable product mix. Gross margin percentage was 12.5% for the nine months ended June 30, 2011 as compared to 10.3% in the same prior year period. The increase in gross margin percentage was primarily attributable to higher absorption of indirect service overhead on higher revenues, which was partially offset by increased charges for excess and obsolete inventory which reduced gross margin percentage by 0.4%.
Research and Development
     Research and development, or R&D, expenses for the three months ended June 30, 2011 were $10.0 million, an increase of $2.1 million, compared to $7.9 million in the same prior year period. R&D expenses for the nine months ended June 30, 2011 were $28.4 million, an increase of $5.3 million, compared to $23.1 million in the same prior year period. We are developing enhancements to our current product offerings and investing in our strategy to grow longer-term revenues outside of the semiconductor market. As a result, we have increased R&D spending during fiscal year 2011 as compared to the prior fiscal year, and we expect to further increase R&D spending in the near term.
Selling, General and Administrative
     Selling, general and administrative, or SG&A expenses were $24.7 million for the three months ended June 30, 2011, an increase of $3.5 million compared to $21.2 million in the same prior year period. The increase is primarily attributable to higher labor-related costs of $2.9 million as a result of increased accruals for incentive based compensation due to our improved financial performance, combined with a 13% increase in SG&A headcount. Additionally, we incurred $0.7 million of increased legal and professional fees, primarily due to our acquisition and divesture activities. SG&A expenses were $74.4 million for the nine months ended June 30, 2011, an increase of $13.4 million compared to $61.0 million in the same prior year period. The increase is primarily related to higher labor-related costs of $10.7 million as a result of increased accruals for incentive compensation and a 10% increase in SG&A headcount. Other increases include $1.3 million of strategic consulting costs incurred during the first quarter of fiscal year 2011 and $1.1 million of increased legal and professional fees, primarily due to our acquisition and divesture activities.
Restructuring Charges
     We recorded a restructuring charge of $0.1 million and $0.6 million for the three and nine month periods ended June 30, 2011. These charges include severance related costs of $0.1 million and $0.4 million for the three and nine month periods, which are adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. We also incurred $0.2 million of facility-related costs during the nine month period which relates to facilities exited in previous years. The costs for our exited facilities are expected to end at the end of fiscal year 2011.
     We recorded a restructuring charge of $0.3 million and $2.3 million for the three and nine month periods ended June 30, 2010. These charges include severance related costs of $0.2 million and $0.8 million for the three and nine month periods, and facility-related costs of $0.1 million and $1.5 million for the three and nine month periods. The severance costs primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs include $0.1 million and $0.3 million for the three and nine months ended June 30, 2010 to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, we revised the present value discounting of multi-year facility-related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in our prior period financial statements that, individually and in aggregate, are not material to our financial statements taken as a whole for any related prior periods, and recorded an adjustment of $1.2 million.
Interest Income
     Interest income was $0.4 million and $0.9 million for the three and nine month periods ended June 30, 2011, as compared to $0.2 million and $0.8 million for the same prior year periods. The increases are due to higher cash balances available for investment.
Sale of Intellectual Property Rights
     During the three months ended March 31, 2010, we sold certain patents and patents pending related to a legacy product line. We recorded a gain of $7.8 million for this sale during the three months ended March 31, 2010. The terms of the sale permit us to continue to use these patents to support our ongoing service and spare parts business included within our Brooks Global Services segment.
Sale of Contract Manufacturing Business
     We closed the sale of our extended factory contract manufacturing business on June 28, 2011 with affiliates of Celestica Inc. (the “Buyers”). The gross proceeds on this transaction are expected to be $81.8 million, of which $79.3 million was received on the closing, with the balance of an estimated $2.5 million to be received during our fourth quarter of 2011, which represents a working capital normalizing adjustment. The gross proceeds include the reimbursement of $1.3 million of cash on hand at the closing offset by $2.3 million of transaction expenses. The pre-tax gain on the sale was $45.0 million. Our income tax provision includes $2.4 million of incremental taxes on this gain.
     We also entered into certain commercial supply and license agreements with the Buyers which will govern the ongoing relationship between the Buyers and us going forward. Pursuant to those agreements we will supply the Buyers with certain products and have licensed certain intellectual property needed to run the business and the Buyers will supply certain products to us. Due to the significance of these ongoing commercial arrangements, the sale did not qualify for discontinued operations treatment. Therefore, historical financial results of the divested business will not be segregated in our consolidated financial statements for the historical periods in which this business was part of us.
Loss on Investment
     During the six months ended March 31, 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. We no longer have an equity investment in this entity.
Other (Income) Expense, Net
     Other income, net, was $1.1 million and $1.5 million for the three and nine months ended June 30, 2011, respectively. Other income, net for the three months ended June 30, 2011 was $1.1 million and includes $0.7 million from a litigation settlement and $0.3 million of joint venture management fee income. Other income, net for the nine months ended June 30, 2011 was $1.5 million and includes $0.7 million from a litigation settlement and $0.7 million of joint venture management fee income. Other expense, net, was $0.0 million for the three months ended June 30, 2010 and includes $0.2 million of joint venture management fee income which has been fully offset by losses on foreign currency. Other expense, net was $0.3 million for the nine months ended June 30, 2010 and consists primarily of foreign exchange losses, offset partially by management fee income of $0.4 million.
Income Tax Provision (Benefit)
     We recorded an income tax provision of $3.3 million and $5.3 million for the three and nine months ended June 30, 2011, respectively. This provision includes $2.4 million of foreign and U.S. state income taxes on the sale of our contract manufacturing business, and the balance consists mostly of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits. We recorded an income tax benefit of $(0.0) million and $(2.2) million for the three and nine month periods ended June 30, 2010. This benefit includes a $3.9 million refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. This benefit was partially offset by current year estimated alternative minimum taxes and certain state taxes as well as international taxes. We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2011, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. We will continue to assess the need for a valuation allowance in future periods. If we continue to generate profits in most of our jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.
Equity in Earnings (Losses) of Joint Ventures
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $0.7 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.2 million and $(0.4) million for the three months ended June 30, 2011 and 2010, respectively.
     Income (loss) associated with our 50% interest in ULVAC Cryogenics, Inc. was $1.4 million for the nine months ended June 30, 2011, compared to $0.1 million in the same prior year period. Income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc. was $0.2 million for the nine months ended June 30, 2011, compared to $(0.4) million in the same prior year period.
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
     At June 30, 2011, we had cash, cash equivalents, restricted cash and marketable securities aggregating $282.4 million. This amount was comprised of $133.1 million of cash and cash equivalents, $0.8 million of restricted cash, $64.8 million of investments in short-term marketable securities and $83.7 million of investments in long-term marketable securities.

     Cash and cash equivalents were $133.1 million at June 30, 2011, an increase of $73.3 million from September 30, 2010. This increase was primarily due to $75.7 million of proceeds from the sale of the contract manufacturing business, $67.2 million of cash provided by operating activities, $4.4 million of trade receipts from accounts receivable sold in connection with the sale of our contract manufacturing business and $0.7 million of proceeds primarily from the sale of common stock related to our employee stock purchase plan. These increases were partially offset by $67.2 million of purchases in marketable securities, net of maturities, $4.2 million of capital expenditures, $3.4 million in connection with the acquisition of RTS Life Sciences and a $0.8 million increase in restricted cash related to collateral requirements for an international letter of credit.
     Cash provided by operating activities was $67.2 million for the nine months ended June 30, 2011, and was comprised of net income of $116.3 million, adjusted for $17.5 million of net non-cash related charges such as $12.3 million of depreciation and amortization and $5.2 million of stock-based compensation as well as the $45.0 million gain in connection with the sale of our contract manufacturing business. Further, cash provided by operations was reduced by net increases in working capital of $21.5 million, consisting primarily of reductions of accounts payable of $11.8 million and $11.2 million of increases in inventory. The increase in inventory was caused by increased demand for our products and services.
     Cash provided by investing activities was $4.6 million for the nine months ended June 30, 2011, and is principally comprised of $75.7 million in proceeds from the sale of the contract manufacturing business and $4.4 million of proceeds from trade accounts receivable sold in connection with the Asset Sale. In connection with the Asset Sale, all trade accounts receivable related to the Business were sold to the Buyers as of the Closing. We received $4.4 million of payments on these receivables after the Closing and up through June 30, 2011. These funds will be remitted to the Buyer during the three months ended September 30, 2011. We expect that this practice will continue as each customer transitions trade payments to the Buyers. Cash provided by investing activities was partially offset by net purchases of marketable securities of $67.2 million, a $0.8 million increase in restricted cash related to collateral requirements for an international letter of credit, $4.2 million of capital expenditures and $3.4 million in connection with the acquisition of RTS Life Science. Capital expenditures include $1.3 million for major building repairs and $1.0 million for the implementation of our Oracle ERP system in our major European and Asian subsidiaries.
     Cash provided by financing activities for the nine months ended June 30, 2011 is comprised primarily of proceeds from the sale of common stock to employees through our employee stock purchase plan.
     At June 30, 2011, we had approximately $1.1 million of letters of credit outstanding.
     On August 3, 2011, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.3 million will be paid on September 30, 2011 to shareholders of record at the close of business on September 9, 2011. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors the Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by our Board of Directors on a quarterly basis.
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
     The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to Brooks Automation, Inc.	$66,183	$16,572	$116,254	$34,806
Interest income, net	(340)	(214)	(847)	(780)
Provision for (benefit from) income taxes	3,300	(35)	5,323	(2,219)
Depreciation and amortization	4,024	4,569	12,336	14,029

EBITDA	$73,167	$20,892	$133,066	$45,836

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
EBITDA	$73,167	$20,892	$133,066	$45,836
Stock-based compensation	1,595	1,328	5,211	4,889
Restructuring costs	97	288	557	2,294
Purchase accounting impact on sales contracts	313	—	313	—
Sale of contract manufacturing business	(45,009)	—	(45,009)	—
Sale of intellectual property rights	—	—	—	(7,840)
Litigation settlement	(664)	—	(664)	—
Loss on investment	—	—	—	191

Adjusted EBITDA	$29,499	$22,508	$93,474	$45,370

     The increase in EBITDA for the three and nine months ended June 30, 2011 as compared to the same prior year period is primarily related to the $45.0 million gain on the sale of our contract manufacturing business, and a $29.3 million increase in revenues for the three month period and the $145.9 million increase for the nine month period.
     We acquired RTS on April 1, 2011. We allocated the purchase price to the net assets acquired based on the fair value of each asset and liability. As part of this allocation, we valued certain inventory and deferred revenue balances above and below their pre-acquisition carrying values, respectively. These adjustments will reduce the revenue and profit we will record in connection with these transactions. Post acquisition, these adjustments will impact revenue and profit by $3.2 million and $0.9 million, respectively. For the three months ended June 30,

2011, we reduced our revenues and profit by $1.1 million and $0.3 million.
     Stock-based compensation increased for the three and nine months ended June 30, 2011 as compared to the same prior year period due to the granting of additional awards during the 2011 period.
     We received $1.3 million of proceeds from the sale of our stock by a former executive, and will remit half of these proceeds to our insurance providers. We recorded $0.7 million of income from this settlement. For further details on this litigation matter, see Part II, Item 1, Legal Proceedings.
     For a discussion of our restructuring charges, the sale of intellectual property rights, the sale of the contract manufacturing business and the loss on investment, see the discussion of our results of operations above.
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
     In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of this guidance will have a material impact on our financial position or results of operations.
     In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment is effective for interim and annual periods beginning after December 15, 2011. Other than a change in presentation, we do not believe that the adoption of this guidance will have a material impact on our financial position or results of operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
     As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the nine months ended June 30, 2011, the unrealized loss on marketable securities was $159,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.9 million in interest income earned.
Currency Rate Exposure
     We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 17% of our total sales for the three months ended June 30, 2011. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
     In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $14.0 million at June 30, 2011, and relate to the Euro and a variety of Asian currencies. We incurred a foreign currency loss of $0.0 million for the nine months ended June 30, 2011, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2011 would result in a $1.4 million change in our net income. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Exchange Act for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. The complaint sought disgorgement of all profits earned by Mr. Therrien on the transactions, attorneys’ fees and other expenses. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above and seeking the same remedy, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions (the “Section 16(b) Action”).
     On February 24, 2011, the parties executed a settlement agreement which, upon court approval, would resolve the Section 16(b) Action. Pursuant to this agreement, Mr. Therrien sold 150,000 shares of Brooks stock, the proceeds of which form the settlement fund and totaled approximately $1.9 million. The plaintiffs agreed to seek a fee not exceeding 30 percent of this settlement fund, the remainder of which would be delivered to the Company following court approval. Notice of the proposed settlement, which described the proposed settlement in further detail, was mailed to shareholders of record as of March 31, 2011.
     In connection with the agreement to settle the Section 16(b) Action, the Company reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers (the “Global Settlement Agreement”) to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to the Global Settlement Agreement, Mr. Therrien agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of 150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers have agreed to pay Brooks a net sum of approximately $3.4 million. This payment would resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.
     On May 17, 2011, the court in the Section 16(b) Action held a hearing to determine the fairness of the proposed settlement in that action. Following the hearing, the court approved that settlement, finding that the settlement in the Section 16(b) Action and the Global Settlement Agreement were both in the best interest of the parties and the Company’s shareholders. On June 16, 2011, the settlement of the Section 16(b) Action became final and the Company received $1.3 million in settlement proceeds of which 50% will be paid to our insurance company and the remaining 50% has been recorded as income. Mr. Therrien has agreed to and submitted a proposed settlement to the SEC for approval by the Commission, which must also be approved by the court before it becomes final. If this settlement becomes final, then the contingencies within the Global Settlement Agreement will be satisfied, which will have the effect of resolving all pending litigation related to the Company’s past stock option granting practices, and the Company would expect to record income of approximately $4 million upon final resolution, inclusive of the $0.7 million previously recognized.
Item 1A. Risk Factors
     Our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, financial condition and operating results. The risk factors described below are additions to those risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2011. Upon purchase, these shares are immediately retired.

Total Number of
	Total		Shares Purchased as
	Number		Part of Publicly
	of Shares	Average Price Paid	Announced Plans
Period	Purchased	per Share	or Programs
April 1 — 30, 2011	—	$—	—
May 1 — 31, 2011	24,734	11.84	24,734
June 1 — 30, 2011	—	—	—

Total	24,734	$11.84	24,734

Item 6. Exhibits
     The following exhibits are included herein:

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: August 4, 2011	/s/ Martin S. Headley Martin S. Headley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: August 4, 2011	/s/ Timothy S. Mathews

Timothy S. Mathews
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.