Form 10-K
period 2011-09-30
BROOKS AUTOMATION INC
filed 2011-11-28
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 31, 2011, was approximately $884,316,500 based on the closing price per share of $13.73 on that date on the Nasdaq Stock Market. As of March 31, 2011, 66,150,294 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 10, 2011, 66,275,320 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

Brooks Automation, Inc. (“Brooks”, “we”, “us”, or “our”), a Delaware corporation, is a leading worldwide provider of automation, vacuum and instrumentation solutions for multiple markets including semiconductor manufacturing, life sciences, and clean energy. Our technologies, engineering competencies and global service capabilities provide customers speed to market and ensure high uptime and rapid response, which equate to superior value in their mission-critical controlled environments. Since 1978, we have been a leading partner to the global semiconductor manufacturing markets and through product development initiatives and strategic business acquisitions we have expanded our reach to meet the needs of customers in life sciences, analytical and research markets, and clean energy solutions. Brooks is headquartered in Chelmsford, MA with full service operations in North America, Europe and Asia.

Our company initially developed and marketed automated handling equipment for front end semiconductor manufacturing tools and became a publicly traded company in February 1995. Through both internal product development and significant business acquisition activity we became the leading provider of these automation solutions in this market. Since that time, we have diversified both the markets we serve as well as our core product capabilities. A notable step in our diversification was the acquisition of Helix Technology Corporation in 2005 which provided us with leading technology solutions in vacuum and instrumentation equipment and which allowed us to serve a broader set of markets.

During the period 2006 through June 2011 we acquired and then further developed a significant contract manufacturing business providing leading wafer front-end equipment manufacturers with an extension of their own assembly and test capability to better focus on their core processes and to offer flexibility during industry cycles. In June 2011, we divested this business in order to focus on technology solutions for other markets. Because we continue to have significant commerce with this business (both providing automation components for integration in the tools built by the contract manufacturing business and as a supplier of certain sub-contracted sub-systems), the disposition did not qualify for discontinued operations treatment. Accordingly, we continue to present the historical results of the business as continuing operations in our consolidated financial statements.

We recently identified life sciences as a strategically underserved market with favorable growth opportunities where Brooks’ core competencies of automation and cold temperature management of a controlled environment could provide enabling technology solutions. During 2011 we made two strategic acquisitions to penetrate this market. In April 2011, we acquired RTS Life Sciences, a Manchester, UK-based business, and in July 2011, we acquired Nexus Biosystems, Inc., a Poway, CA-based business with a significant presence in Oberdiessbach, Switzerland. We are currently integrating these businesses that now operate as Brooks Life Science Systems (“BLSS”).

Markets

Our fiscal 2011 and 2010 revenues by end market were as follows:

	2011	2010

Semiconductor capital equipment	65%	71%
Service and spares	13%	13%
Industrial capital equipment	11%	8%
Life sciences	2%	—
Other adjacent markets	9%	8%

	100%	100%

The markets we serve are changing rapidly as a result of our internal product and sales initiatives, our acquisitions and divestiture and the cyclical nature of the semiconductor capital equipment market. Our divested contract manufacturing business exclusively served semiconductor product end markets whereas our most recent acquisitions exclusively serve life sciences markets. We remain committed to growing our semiconductor market share and during fiscal year 2011, semiconductor end market product revenues, excluding contract manufacturing revenues, increased by 18% from the prior year. Industrial and other adjacent market revenues increased 42% during that same period.

Semiconductor capital equipment

The global semiconductor capital equipment industry is a highly cyclical industry with a long term growth profile driven by the expanded use of semiconductor devices and the device complexity, each necessitating incremental equipment purchases. This growth is increasingly focused in Asia. The production of advanced semiconductor chips is an extremely complex and logistically challenging manufacturing activity. To create the tens of millions of microscopic transistors and connect them both horizontally and in vertical layers in order to produce a functioning integrated circuit, or IC chip, the silicon wafers must go through hundreds of process steps that require complex processing equipment, or tools, to create the integrated circuits. A large production fab may have more than 70 different types of process and metrology tools, totaling as many as 500 tools or more. Up to 40% of these tools perform processes in a vacuum, such as removing, depositing, or measuring material on wafer surfaces. Wafers can go through as many as 400 different process steps before fabrication is complete. These steps, which comprise the initial fabrication of the integrated circuit and are referred to in the industry as front-end processes, are repeated many times to create the desired pattern on the silicon wafer. As the complexity of semiconductors continues to increase, the number of process steps that occur in a vacuum environment also increases, resulting in a greater need for both automation and vacuum technology solutions due to the sensitive handling requirements and increased number of tools. The requirement for efficient, higher throughput and extremely clean manufacturing for semiconductor wafer fabs and other high performance electronic-based products has created a substantial market for substrate handling automation (moving the wafers around and between tools in a semiconductor fab), tool automation (the use of robots and modules used in conjunction with and inside process tools that move wafers from station to station), and vacuum systems technology to create and sustain the environment necessary to fabricate various products. Advanced chip processing used to form three dimensional structures of the previously patterned integrated circuit is emerging. This processing, often referred to as wafer level packaging, is typically performed at what would be considered the back-end processing of a chip. To accomplish this work, there is an extension of some front-end processes into the back-end, thereby increasing the market for automation solutions.

Service and spares

Whereas sales for production equipment are typically made to original equipment manufacturers (“OEMs”), the service and spares support of that equipment is more typically a relationship with the end-user manufacturer who is using that equipment in a productive capacity. While the majority of the market that we currently address with our service and spares activities is the semiconductor manufacturing market, we are actively looking to increase our service offerings in the life science market.

Industrial capital equipment

There are a variety of industrial manufacturing operations that require either a vacuum or significant cooling for effective deposition of films or coatings. The expansion of technologies such as touch screen equipment is driving greater application of these operations and the requirement for the associated vacuum and instrumentation solutions that we provide. These deposition processes are typically performed on equipment that cycle from an uncontrolled atmospheric environment for loading and unloading to a controlled vacuum environment for processing. The transition to the controlled vacuum environment requires removal of large amounts of moisture inherent from the air in a typical operation. This moisture removal is accomplished by deep cooling of coils within the vacuum chamber and the increased need for the equipment necessary to deliver refrigerant supply to those coils results in increased demand for our products.

Life Sciences

There is a broad market of devices, systems and consumables that support the pharmaceutical, biotechnology, health care research and diagnostics industries in the advanced handling, processing, storage and distribution of biological and compound samples. At the heart of these activities is sample storage. Facilities that store biological samples are commonly called biobanks or biorepositories. Such sample storage is generally more effective in maintaining a controlled environment, tracking samples, and reliably and quickly handling samples, if the store is automated. These automated sample management systems are at the heart of the complete sample handling process. With the advent of personalized medicine linking DNA to optimal treatment regimens, the expansion of mass storage of key biological material to support rapidly expanding comparative and longitudinal studies, and the accumulation of samples taken from surgical and other procedures, we believe that the numbers of samples in storage is expanding at between 25 — 30% per annum on a global basis. We believe that this expansion, together with manual stores that become overwhelmed by the numbers of samples they accumulate, will drive a solid growth in automated sample management equipment.

Other adjacent markets

There are a variety of markets that have adopted, or are adopting, similar manufacturing methods to those utilized by the semiconductor industry. Frequently, these markets have common customers but technology applications in the end markets are still maturing. We serve a variety of these evolving markets including light emitting diode (“LED”) applications. High Brightness LED (“HBLED”) is a potential clean energy solution replacing incandescent lighting sources. We believe that the application of HBLED solutions to these general illumination applications is expected to expand as manufacturing processes for these products advance, resulting in lower costs of production and more attractive pricing for these products. Organic LED (“OLED”) solutions provide lower power consumption for high clarity video. OLED applications are gaining traction in the mobile computing and telecommunications device markets. Other evolving markets which utilize our products include microelectronic mechanical systems (“MEMS”) manufacturing and solar panel manufacturing. MEMS applications, which include accelerometers, self tuning antennae and pressure gauges, are expanding in automotive, mobile computing and telecommunications device markets. We believe that solar panel production is also expanding, and our products are used in the production of thin film solar panels which require cooling to effectuate deposition and adhesion.

Products

In the semiconductor industry, wafer handling robotics have emerged as a critical technology in determining the efficacy and productivity of the complex tools which process 300mm wafers in the world’s most advanced wafer fabs. A tool is built around a process chamber using automation technology to move wafers into and out of the chamber. Today, OEMs build their tools using a cluster architecture, whereby several process chambers are mounted to one central frame that processes wafers. We specialize in developing and building the handling system, as well as the vacuum technology used in these tools. Our products can be provided as an individual component or as a complete handling system. Automation products are provided to support both atmospheric and vacuum based processes.

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

In the HBLED market we have worked with leading manufacturers to develop advanced automation solutions that improve the productivity of processes that were previously manual. In other adjacent markets we either provide standard vacuum and instrumentation solutions or have adapted our automation solutions to specific payload, throughput and tool architecture requirements.

For the life science markets we provide automated sample management systems that store samples (e.g.: DNA, blood, drug compounds, biologics) in a controlled environment and automate the process of storing samples (typically in racks or plates) and the subsequent extractions of specifically selected samples from those racks or plates. The storage environments ensure samples are preserved within a narrow temperature band for long periods and provide for absolute accuracy in the identification and selection of samples. We are an early pioneer in bringing to market stores that operate as low as minus 80OC.

In providing comprehensive solutions to the life science markets we also provide systems for automated blood fractionation, sealing and de-sealing equipment for samples stored on plates and automated cappers and de-cappers for samples stored in tubes. We also provide consumables in the form of sample plates, micro-plates and tubes.

Segments

In the third and fourth quarters of fiscal 2011 we realigned our management structure and its underlying financial reporting structure. As a result of this realignment, we now report financial results in four segments: Brooks Product Solutions; Brooks Life Science Systems; Brooks Global Services; and Contract Manufacturing.

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

The Brooks Life Science Systems segment provides automated sample management systems including automated sample storage, automated blood fractionation equipment, sample preparation and handling equipment, consumables, parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks, national laboratories, research institutes and research universities.

The Brooks Global Services segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare part support services to maximize customer tool productivity. The segment predominantly serves semiconductor industry customers.

The business of the Contract Manufacturing segment which provided outsourced contract manufacturing services to semiconductor equipment manufacturers was sold in June 2011.

Customers

Within the semiconductor industry, we sell our products and services to most of the major semiconductor chip manufacturers and OEMs in the world. Our customers outside the semiconductor industry are broadly diversified. We have major customers in North America, Europe and Asia. Additionally, although much of our equipment sales ship to United States OEMs, many of those products ultimately are utilized in international markets. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to foreign operations. The Brooks Global Services business provides support to leading fabs and foundries across the globe.

Our life sciences systems solutions are used by pharmaceutical customers (including the top twenty), national laboratories, biological drug development companies, research institutes and research hospitals. There is no continuing concentration of customers for BLSS although given the size of particular projects, an individual customer may be significant to the life science segment in a given quarter or fiscal year.

Relatively few customers account for a substantial portion of our revenues, with the top 10 customers accounting for approximately 55% of our business in fiscal 2011. We have two customers, Applied Materials, Inc. and Lam Research Corporation, that each accounted for more than 10% of our overall revenues for the year.

In our assessment of customer concentration, we primarily consider the OEM who designs the proprietary tool as our customer since they make the design-in decision rather than an intermediary contract manufacturer who is the entity to whom we invoice. For fiscal 2011, no contract manufacturer represented more than 10% of revenues. In addition, if the sale of our Contract Manufacturing segment occurred on October 1, 2010, none of our contract manufacturing customers would have exceeded 10% of our fiscal year 2011 revenues.

Sales, Marketing and Customer Support

We market and sell most of our semiconductor, industrial and other adjacent market products and services in Asia, Europe, the Middle East and North America through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases a customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization when required, and to ensure open communication and support. Some of our vacuum and instrumentation products and services for certain international markets are sold through local country distributors. Additionally, we serve the Japanese market for our robotics and automation products through our Yaskawa Brooks Automation (YBA) joint venture with Yaskawa Electric Corporation of Japan.

We market to most of our life sciences customers through our direct Brooks Life Science Systems sales force. In regions with emerging life science industries such as China, India and the Middle East, we leverage local distributors to assist in the sales process. The sales process for our larger sample management systems may take 6-18 months to complete and it involves a team comprised of individuals from sales, marketing, engineering and senior management.

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

Net revenues for the years ended September 30, 2011, 2010 and 2009 based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009

North America	$349,456	$322,542	$115,734
Asia/Pacific	244,524	203,172	68,393
Europe	94,125	67,258	34,579

	$688,105	$592,972	$218,706

Competition

We operate in a variety of niches of varying breadth and with differing competitors and competitive dynamics. The semiconductor and adjacent market, and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The significant portion of equipment automation is still done in-house by OEMs. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihen, Daikin and Rorze. Our competitors among vacuum components suppliers include Sumitomo Heavy Industries, Genesis and Telemark. We have a significant share of the market for vacuum cryogenic pumps and mixed gas cryo-chillers. Competitors in markets for our instrumentation products include MKS Instruments and Inficon. Atmospheric tool automation is typically less demanding and has a larger field of competitors. We compete directly with other equipment automation suppliers of atmospheric modules and systems such as Hirata, Kawasaki, Genmark, Rorze, Sankyo, TDK and Symphonia. Contract manufacturers such as Celestica and Flextronics are also providing assembly and manufacturing services for atmospheric systems.

Our Life Science Systems business competes with a number of smaller private companies in providing automated sample management systems. These competitors include Hamilton, Matrical, HighRes Biosolutions, Liconic, TTP and Tusbakimoto Chain.

We believe our customers will purchase our equipment automation products and vacuum subsystems as long as we continue to provide the necessary throughput, reliability, contamination control and accuracy in our products at an acceptable price point. We believe that we have competitive offerings with respect to all of these factors; however, we cannot guarantee that we will be successful in selling our products to OEMs who currently satisfy their automation needs in-house or from other independent suppliers, regardless of the performance or price of our products.

Research and Development

Our research and development efforts are focused on developing new products and also enhancing the functionality, degree of integration, reliability and performance of our existing products. Our engineering, marketing, operations and management personnel leverage their close collaborative relationships with many of their counterparts in customer organizations in an effort to proactively identify market demands with an ability to refocus our research and development investment to meet our customer demands. With the rapid pace of change that characterizes the markets we serve, it is essential for us to provide high-performance and reliable products in order for us to maintain our leadership position.

Our research and development spending for fiscal years 2011, 2010 and 2009 was $39.8 million, $31.2 million and $31.6 million, respectively. We expect to increase the pace of spending for research and development in the near term to support new generations of products, most notably for automated sample management.

Manufacturing

Our manufacturing operations are used for product assembly, integration and testing. We have adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures and comprehensive reliability testing and analysis to ensure the performance of our products. Our major manufacturing facilities are located in Chelmsford, Massachusetts; Poway, California; Petaluma, California; Longmont, Colorado; Monterrey, Mexico; Yongin-City, South Korea and Manchester, UK. We also provide service and spare parts support to end users throughout the world. Many of our service customers are based outside of the U.S., with many in Asia. We have service and support locations close to these customers to provide rapid response to their service needs. We have service and support locations in Chelmsford, Massachusetts; Chu Bei City, Taiwan; Yongin City, South Korea; Yokohama, Japan; Shanghai, China; Singapore; Jena, Germany; Oberdiessbach, Switzerland; and, Israel.

We utilize a just-in-time manufacturing strategy, based on the concepts of demand flow technology, for a large portion of our manufacturing process. We believe that this strategy, coupled with the outsourcing of non-critical components such as machined parts, wire harnesses and PC boards, reduces our fixed operating costs, improves our working capital efficiency, reduces our manufacturing cycle times and improves our flexibility to rapidly adjust production capacities. While we often use single source suppliers for certain key components and common assemblies to achieve quality control and the benefits of economies of scale, we believe that these parts and materials are readily available from other supply sources. We expect to continue to broaden the sourcing of our components to low cost regions, including Asia.

Patents and Proprietary Rights

We rely on patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Our United States patents expire at various times through April 2030. Due to the rapid technological change that characterizes the life sciences, semiconductor, flat panel display and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into proprietary information and nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

We have successfully licensed our FOUP (front-opening unified pod) load port technology to significant FOUP manufacturers.

Backlog

Backlog for our products as of September 30, 2011, totaled $99.7 million as compared to $106.4 million at September 30, 2010. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog consists of orders principally for hardware and service agreements. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Employees

At September 30, 2011, we had 1,433 full time employees. In addition, we utilized 217 part time employees and contractors. Approximately 46 employees in our facility in Jena, Germany are covered by a collective bargaining agreement. We consider our relationships with these and all employees to be good.

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

Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technology. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors, and these cycles have had an impact on our business, sometimes causing declining revenues and operating losses. We could experience future operating losses during an industry downturn. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, in periods of rapidly increasing demand, we could have insufficient inventory and manufacturing capacity to meet our customer needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.

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

Our revenues, operating margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors, including:

•	demand for our products as a result of the cyclical nature of the semiconductor manufacturing industry and the markets upon which it depends or otherwise;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise;

•	changes in the mix of products and services that we offer;

•	changes in the demand for the mix of products and services that we offer;

•	timing and market acceptance of our new product introductions;

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers;

•	new products, services or technological innovations by our competitors, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	the timing and related costs of any acquisitions, divestitures or other strategic transactions;

•	our ability to reduce our costs in response to decreased demand for our products and services;

•	disruptions in our manufacturing process or in the supply of components to us;

•	write-offs for excess or obsolete inventory; and

•	competitive pricing pressures.

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

For the fiscal years ended September 30, 2011 and 2010, approximately 49% and 46%, respectively, of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. We maintain a global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

•	longer sales-cycles and time to collection;

•	tariff and international trade barriers;

•	fewer or less certain legal protections for intellectual property and contract rights abroad;

•	different and changing legal and regulatory requirements in the jurisdictions in which we operate;

•	government currency control and restrictions on repatriation of earnings;

•	fluctuations in foreign currency exchange and interest rates, particularly in Asia and Europe; and

•	political and economic instability, changes, hostilities and other disruptions in regions where we operate.

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

Entering new markets introduces new competitors and commercial risks.

A key part of our growth strategy is to continue expanding into markets beyond the semiconductor manufacturing market, as evidenced by our recent acquisitions of RTS and Nexus Biosystems in the life sciences market. As part of this strategy, we expect to diversify our product sales by leveraging our core technologies, which requires investments and resources which may not be available as needed. We cannot guarantee that we will be successful in leveraging our capabilities into the life sciences market or any other new markets to meet all the needs of these new customers and to compete favorably. Because a significant portion of our growth potential may be dependent on our ability to increase sales to markets beyond semiconductor manufacturing, an inability to successfully enter new markets may adversely impact future financial results.

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

Our ability to compete is significantly affected by our ability to protect our intellectual property. Existing trade secret, trademark and copyright laws offer only limited protection. Our success depends in part on our ability to obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products and technology. Our current patents will expire from time to time through April 2030 and new patents may not be issued for any pending or future patent applications, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent the misappropriation of our technology. Other companies could independently develop similar or superior technology without violating our intellectual property rights. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to incur significant expenses and to divert the efforts and attention of our management and technical personnel from our business operations.

If our manufacturing sites were to experience a significant disruption in operations, our business could be materially harmed.

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

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. In some cases we have only a single source of supply for necessary components and materials used in the manufacturing of our products. Further, we are increasing our sourcing of products in Asia, and particularly in China, and we do not have a previous course of dealing with many of these suppliers. We do not generally have long-term supply contracts with any of these suppliers, and many of them underwent cost-containment measures in light of the last industry downturn. As the industry has recovered, these suppliers have faced challenges in delivering components on a timely basis. This volatility in demand has led some of our vendors to exit the semiconductor market, and other vendors may also decide to exit this market. Our inability to obtain components or materials in required quantities or of acceptable cost and quality and with the necessary continuity of supply could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier suffers a production stoppage or delay for any reason, including natural disasters like the ones that recently affected Japan and Thailand, this could result in a delay or reduction in product shipments to our customers. Any of these contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2010 through the end of fiscal year 2011, our stock price fluctuated between a high of $14.59 per share and a low of $5.46 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor and other industries into which we sell products;

•	economic conditions in Europe and general economic conditions;

•	political changes, hostilities or natural disasters such as hurricanes and floods;

•	low trading volume of our common stock; and

•	the number of firms making a market in our common stock.

In addition, the stock market has in the past experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.

Risks Relating to Our Customers

Because we rely on a limited number of customers for a large portion of our revenues, the loss of one or more of these customers could materially harm our business.

We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 55%, 63% and 44% of our total revenues in the fiscal years ended September 30, 2011, 2010 and 2009, respectively. While we expect this percentage to decrease due to the sale of our contract manufacturing business and our recent life sciences acquisitions, the loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation.

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

Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We lease a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active principal facilities:

		Square Footage	Ownership Status/Lease
Location	Functions	(Approx.)	Expiration

Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing and R&D	214,000	Owned
Chelmsford, Massachusetts	Manufacturing	97,000	October 2014
Petaluma, California	Manufacturing and R&D	72,300	September 2013
Poway, California	Manufacturing and R&D	67,600	July 2015
Longmont, Colorado	Manufacturing and R&D	60,900	February 2015
Yongin-City, South Korea	Manufacturing, R&D and sales & support	51,700	November 2021
Manchester, UK	Manufacturing, R&D and sales & support	42,000	December 2019
Jena, Germany	Manufacturing, R&D and sales & support	30,140	February 2017
ChuBei City, Taiwan	Sales & support	28,600	June 2012

Our Brooks Product Solutions segment utilizes the facilities in Massachusetts, Petaluma, California, Colorado and South Korea as well as a smaller manufacturing and R&D facility in Germany. Our Brooks Global Services segment utilizes the facilities in Massachusetts, South Korea, Germany and Taiwan. Our Brooks Life Science Systems segment utilizes the facilities in Poway, California and the UK.

We maintain additional sales and support and training offices in California and Texas and overseas in Europe (France, Germany and Switzerland), as well as in Asia (Japan, China, Singapore and Taiwan) and the Middle East (Israel).

We utilize a third party to manage a manufacturing operation in Mexico. As part of our arrangement with this third party, we guarantee a lease for a 56,100 square foot manufacturing facility. The remaining payments under this lease, which expires in 2013, are approximately $0.5 million.

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

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations.

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

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BRKS”. The following table sets forth, for the periods indicated, the high and low close prices per share of our common stock, as reported by the NASDAQ Stock Market LLC:

	High	Low

Fiscal year ended September 30, 2011
First quarter	$9.48	$6.37
Second quarter	13.94	8.72
Third quarter	14.59	9.96
Fourth quarter	11.66	7.74
Fiscal year ended September 30, 2010
First quarter	$9.11	$6.13
Second quarter	10.82	7.20
Third quarter	10.23	6.63
Fourth quarter	9.17	5.46

Number of Holders

As of October 31, 2011, there were 980 holders of record of our common stock.

Dividend Policy

Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by our Board of Directors on a quarterly basis.

On August 3, 2011, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s stock. A dividend of approximately $5.2 million was paid on September 30, 2011 to shareholders of record at the close of business on September 9, 2011. An additional $0.1 million was recorded as dividends payable at September 30, 2011, to be paid as restricted shares vest. If restricted shares are forfeited prior to vesting, the unpaid dividends will be canceled.

On November 8, 2011, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s stock. The total dividend of approximately $5.3 million will be paid on December 30, 2011 to shareholders of record at the close of business on December 9, 2011.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2006, and plotted at the last trading day of each of the fiscal years ended September 30, 2007, 2008, 2009, 2010 and 2011, in each of (i) the Company’s Common Stock; (ii) the NASDAQ/AMEX/NYSE Market Index of companies; (iii) a peer group comprised of: Advanced Energy Industries, Inc., Cymer, Inc., Entegris, Inc., FEI Company, LAM Research Corporation, Mattson Technology Corporation, MKS Instruments, Inc., Novellus Systems, Inc., Phototronics, Inc., Ultra Clean Technology, Inc., Varian Semiconductor Equipment Associates, Inc. and Veeco Instruments, Inc. We believe this graph best represents our peer groups in the end markets that we serve. The stock price performance on the graph below is not necessarily indicative of future price performance.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Brooks Automation, Inc., The NASDAQ/AMEX/NYSE Index
and a Peer Group

*	$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

	9/29/06	9/28/07	9/30/08	9/30/09	9/30/10	9/30/11

Brooks Automation, Inc.	100.00	109.12	64.06	59.23	51.42	63.01
NASDAQ/AMEX/NYSE	100.00	122.06	95.47	92.26	100.97	96.91
Peer Group	100.00	115.49	71.97	81.63	88.50	100.16

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Issuance of Unregistered Common Stock

Not applicable.

Issuer’s Purchases of Equity Securities

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of certain shares of restricted stock during the three months ended September 30, 2011. Upon purchase, these shares are immediately retired.

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares that May Yet
	Number	Average Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

July 1 — 31, 2011	—	$—	—	$—
August 1 — 31, 2011	1,587	9.20	1,587	—
September 1 — 30, 2011	2,116	8.37	2,116	—

Total	3,703	$8.73	3,703	$—

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2011(6)(7)	2010(5)	2009(4)	2008(3)	2007(1)(2)
		(In thousands, except per share data)

Revenues	$688,105	$592,972	$218,706	$526,366	$743,258
Gross profit (loss)	$223,021	$166,295	$(5,996)	$126,828	$219,595
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint ventures	$127,576	$56,064	$(226,917)	$(236,152)	$55,636
Net income (loss) from continuing operations	$128,404	$59,025	$(227,773)	$(236,678)	$54,369
Net income (loss) attributable to Brooks Automation, Inc.	$128,352	$58,982	$(227,858)	$(235,946)	$151,472
Basic net income (loss) from continuing operations per share attributable to Brooks Automation, Inc. common stockholders	$1.99	$0.92	$(3.62)	$(3.67)	$0.74
Diluted net income (loss) from continuing operations per share attributable to Brooks Automation, Inc. common stockholders	$1.97	$0.92	$(3.62)	$(3.67)	$0.73
Shares used in computing basic earnings (loss) per share	64,549	63,777	62,911	64,542	73,492
Shares used in computing diluted earnings (loss) per share	65,003	64,174	62,911	64,542	74,074
Cash dividends per share	$0.08	$—	$—	$—	$—

	As of September 30,
	2011	2010	2009	2008	2007
	(In thousands)

Total assets	$636,620	$518,224	$413,322	$663,638	$1,014,838
Working capital	$224,785	$219,176	$150,700	$235,795	$346,883
Total Brooks Automation, Inc. stockholders’ equity	$518,009	$388,815	$319,129	$541,995	$859,779

	Year Ended September 30, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(7)	Quarter
	(In thousands, except per share data)

Revenues	$178,367	$192,651	$186,136	$130,951
Gross profit	$57,319	$61,674	$56,970	$47,058
Net income	$23,486	$26,603	$66,189	$12,126
Net income attributable to Brooks Automation, Inc.	$23,486	$26,585	$66,183	$12,098
Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$0.37	$0.41	$1.02	$0.19
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.36	$0.41	$1.02	$0.19

	Year Ended September 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter(5)	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$106,197	$148,353	$156,790	$181,632
Gross profit	$26,246	$38,950	$45,905	$55,194
Net income (loss)	$(2,877)	$20,948	$16,646	$24,308
Net income (loss) attributable to Brooks Automation, Inc.	$(2,795)	$21,029	$16,572	$24,176
Basic and diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$(0.04)	$0.33	$0.26	$0.38

(1)	Amounts from continuing operations exclude results of operations of the Specialty Equipment and Life Sciences division and the Software division which were reclassified as a discontinued operation in October 2006.

(2)	Amounts include results of operations of Keystone Electronics (Wuxi) Co., Ltd. (acquired effective July 1, 2007) for the periods subsequent to its acquisition. Net income (loss) attributable to Brooks Automation, Inc. includes a $97.2 million gain from discontinued operations in connection with the Software division.

(3)	Income (loss) from continuing operations before income taxes and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) attributable to Brooks Automation, Inc. includes a $197.9 million charge for the impairment of goodwill and a $5.7 million charge for the impairment of long-lived assets.

(4)	Gross profit (loss) includes a $20.9 million impairment of long-lived assets. Income (loss) before income taxes and equity in earnings of joint ventures, income (loss) and net income (loss) attributable to Brooks Automation, Inc. includes a $71.8 million charge for the impairment of goodwill and a $35.5 million charge for the impairment of long-lived assets.

(5)	Income (loss) before income taxes and equity in earnings of joint ventures, income (loss) and net income (loss) attributable to Brooks Automation, Inc. includes a $7.8 million gain on the sale of certain patents and patents pending related to a legacy product line.

(6)	Amounts include results of operations of RTS Life Science Limited (acquired effective April 1, 2011) and Nexus Biosystems, Inc. (acquired effective July 25, 2011) for the periods subsequent to their acquisition.

(7)	On June 28, 2011, we disposed of our contract manufacturing business which did not qualify as discontinued operations. As such, the operations prior to the divestiture were included in our results of operations. Income (loss) before income taxes and equity in earnings of joint ventures, income (loss) and net income (loss) attributable to Brooks Automation, Inc. includes a $45.0 million pre-tax gain on the sale of our contract manufacturing business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 65% and 71% of our consolidated revenues for fiscal years 2011 and 2010, respectively. We have targeted certain non-semiconductor revenue opportunities and made recent acquisitions and a divestiture which has led to an increase in the non-semiconductor portion of our revenues. For the fourth quarter of fiscal year 2011, the semiconductor capital equipment portion of our revenues declined to 47%. The non-semiconductor markets served by us include life sciences, industrial capital equipment, and other adjacent markets which includes clean energy.

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. Demand for our products has been impacted by these cyclical industry conditions. We expect the semiconductor equipment market will continue to be a key end market for our products, however, we intend to acquire and develop technologies that will create opportunities outside of the semiconductor equipment market. On April 1, 2011, we acquired RTS Life Sciences (“RTS”), a United Kingdom-based provider of automation solutions to the life sciences markets. The purchase price was approximately $3.4 million, net of cash on hand. On July 25, 2011, we acquired Nexus Biosystems, Inc. (“Nexus”), a U.S.-based provider of automation solutions and consumables to the life sciences markets, specifically biobanking and compound sample management. The Company paid, in cash, an aggregate merger consideration of $84.9 million, net of cash on hand to acquire Nexus.

On April 20, 2011, we entered into an agreement with affiliates of Celestica Inc. (the “Buyers”) to sell the assets of our extended factory contract manufacturing business (the “Business”). The Buyers also agreed to assume certain liabilities related to the Business (the “Asset Sale”). The Asset Sale was completed on June 28, 2011 (the “Closing”). At the Closing, the Buyers paid Brooks a total purchase price of $78.0 million in cash, plus $1.3 million as consideration for cash acquired in the Asset Sale. An additional $2.5 million of proceeds was paid during our fourth quarter of 2011, which represents a working capital normalizing adjustment.

Brooks and the Buyers also entered into certain commercial supply and license agreements at the Closing which will govern the ongoing relationship between the Buyers and Brooks. Pursuant to those agreements, Brooks will supply the Buyers with certain products and has licensed to the Buyers certain intellectual property needed to run the Business and the Buyers will supply certain products to Brooks.

Effective as of the beginning of our third quarter of fiscal year 2011, we implemented a financial reporting structure that included three segments: Brooks Product Solutions, Brooks Global Services and Contract Manufacturing. This structure was implemented in response to changes in our management structure and in anticipation of the sale of our Contract Manufacturing segment. Effective as of the beginning of our fourth quarter of fiscal year

2011, we added a fourth segment, Brooks Life Science Systems, which includes the operations of the businesses acquired from RTS and Nexus, which have been consolidated into one operating segment. Historic results included in this annual report have been reclassified where applicable to conform to this new operating segment structure.

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

The Brooks Life Science Systems segment provides automated sample management systems including automated sample storage, automated blood fractionation equipment, sample preparation and handling equipment, consumables, parts and support services to wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks, national laboratories, research institutes and research universities.

The Contract Manufacturing segment provided services to build equipment front-end modules and other subassemblies which enable our customers to effectively develop and source high quality and high reliability process tools for semiconductor and adjacent market applications. We sold this segment in the Asset Sale which closed on June 28, 2011.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, goodwill, income taxes, warranty obligations, pensions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions both in general and specifically in relation to the semiconductor industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As discussed in the year over year comparisons below, actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from product sales that does not include significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.

Revenue from product sales that does include significant customization, which primarily include life science automation systems, is recorded using the percentage of completion method whereby revenue is recorded as work progresses based on a percentage that incurred costs to date bear to total estimated costs. In addition, contracts are reviewed on a regular basis to determine whether a loss exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs.

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

Intangible Assets, Goodwill and Other Long-Lived Assets

As a result of our acquisitions, we have identified intangible assets other than goodwill and generated significant goodwill. General intangible assets other than goodwill are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. General intangible assets other than goodwill and other long-lived assets are subject to an impairment test if there is an indicator of impairment. We conduct our annual goodwill impairment test as of our fiscal year end, or September 30th.

Under U.S. Generally Accepted Accounting Principles (“GAAP”), the testing of goodwill for impairment is to be performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level. We currently have three reporting units that have goodwill, including two reporting units that are part of our Brooks Product Solutions operating segment and the sole reporting unit included in our Brooks Life Science Systems operating segment.

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

We recorded goodwill impairment charges of $71.8 million in the three month period ended March 31, 2009. The details of this goodwill impairment charge are discussed further under the Impairment Charges caption in our comparison of fiscal year 2010 and 2009 results. Our tests of goodwill as of September 30, 2009, 2010 and 2011 indicated that we did not have any further impairment to goodwill.

Under GAAP, we are required to test long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When we determine that indicators of potential impairment exist, the next step of the impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value. We recorded impairment charges of $35.5 million related to certain long-lived assets in the year ended September 30, 2009, which we discuss in further detail under the Impairment Charges caption. We have not tested long-lived assets other than goodwill since 2009, since no events have occurred that would require an impairment assessment.

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

Management has considered the weight of all available evidence in determining whether a valuation allowance continues to be required against its deferred tax assets. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2011, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. We will continue to assess the need for a valuation allowance in future periods. If we continue to generate profits in most of our jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Pension Plans

We sponsor a defined benefit pension plan in the U.S. and two non-U.S. defined benefit pension plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for our pension plans totaled $0.7 million for fiscal year 2011. Our unfunded benefit obligation totaled $7.9 million at September 30, 2011, as compared to $5.9 million at September 30, 2010.  Should any of our assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. We expect to contribute approximately $0.7 million to our defined benefit pension plans during fiscal year 2012.

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

Year Ended September 30, 2011, Compared to Year Ended September 30, 2010

Revenues

We reported revenues of $688.1 million for fiscal year 2011, compared to $593.0 million in the previous year, a 16% increase. The total increase in revenues of $95.1 million is the result of increased demand for our products and services which resulted in $88.8 million of increased revenues from our Brooks Product Solutions segment and $13.9 million of higher revenues from our Brooks Global Services segment. In addition, the acquisitions of RTS and Nexus provided $10.6 million of increased revenues from our Brooks Life Science Systems segment. These increases were partially offset by an $18.2 million decrease in Contract Manufacturing revenues, due to the sale of that segment at the end of our third fiscal quarter. Recent order rates from semiconductor companies have moderated and we anticipate that revenues for our first quarter of fiscal year 2012 will be 7% to 12% lower than those achieved for the fourth quarter of fiscal year 2011.

Our Brooks Product Solutions segment reported revenues of $451.3 million for fiscal year 2011, an increase of 24% from $362.5 million in the prior year. These increases are primarily attributable to higher volumes of shipments to semiconductor capital equipment customers, which increased $46.8 million for fiscal year 2011 as compared to the prior year, and an increase of $42.0 million from non-semiconductor customers for fiscal year 2011 as compared to the prior year.

Our Brooks Global Services segment reported revenues of $88.8 million for fiscal year 2011, a 19% increase from $74.9 million in the prior year. The increase includes a $1.0 million increase in product revenues, which are comprised mostly of spare part sales to end users, and a $12.9 million increase in revenues from services. These increases are primarily attributable to increased demand from our semiconductor customers.

Our Brooks Life Science Systems segment reported revenues of $10.6 million for fiscal year 2011. This segment includes revenues for RTS, which was acquired on April 1, 2011 and for Nexus, which was acquired on July 25, 2011. Revenues from these newly acquired entities are included in our operating results from their respective acquisition dates through the end of our fiscal year. Revenue from this segment includes $7.7 million for the sale of product, including automation systems and consumables, and includes $2.9 million of service revenue for the support of deployed automation systems.

Our Contract Manufacturing segment reported revenues of $137.3 million for fiscal year 2011, a 12% decrease from $155.5 million in the prior year. This decrease is due to the sale of this segment at the end of our third fiscal quarter. Through the first nine months of fiscal year 2011, Contract Manufacturing revenues increased 28% as compared to the same prior year period.

Revenues from the Brooks Product Solutions segment for the fiscal years 2011 and 2010 include intercompany sales of $49.2 million and $62.9 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the fiscal years 2011 and 2010 exclude intercompany sales of $10.7 million and $12.5 million, respectively, from this segment to the Brooks Product Solutions segment.

Revenues outside the United States were $339.9 million, or 49% of total revenues, and $271.5 million, or 46% of total revenues, for fiscal years 2011 and 2010, respectively. We expect that foreign revenues will continue to account for a significant portion of total revenues.

Gross Margin

Gross margin dollars increased to $223.0 million for fiscal year 2011 as compared to $166.3 million in the prior year. This increase was attributable to higher revenues of $95.1 million and the acquisitions of RTS and Nexus which increased gross margin by $2.3 million. These increases were partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The net benefit in the prior period exceeded the net charge in the current period by $4.1 million. Gross margin was reduced by $2.2 million of amortization expense for completed technology intangible assets, as compared to $1.9 million in the prior year period. This increase in amortization expense is primarily due to the acquisitions of RTS and Nexus.

Gross margin percentage increased to 32.4% for fiscal year 2011, compared to 28.0% for the prior year. This increase is primarily attributable to higher absorption of indirect factory overhead on higher revenues. Further, the sale of our Contract Manufacturing segment, which earned lower gross margins than our other operating segments, favorably impacted our gross margin percentage in the fourth quarter of fiscal year 2011. We estimate that the impact of the sale of Contract Manufacturing will increase our annual gross margin percentage by approximately 6% as compared to historical levels that included the operations of the business. These increases in gross margin percentage were partially offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The increase in the net charge for excess and obsolete inventory in fiscal year 2011 as compared to the prior year decreased gross margin percentage by 0.6%.

Gross margin of our Brooks Product Solutions segment increased to $171.8 million for fiscal year 2011 as compared to $128.5 million for the prior year. This increase was attributable to higher revenues of $88.8 million for fiscal year 2011 as compared to the prior year. This increase was offset by reduced benefits from the sale of previously reserved excess and obsolete inventory. The net benefit in the prior period exceeded the net charge in the current period by $3.8 million. Gross margin for this segment was reduced by amortization of completed technology intangible assets of $1.5 million for both fiscal year 2011 and 2010. Gross margin percentage for this segment was 38.1% for fiscal year 2011 as compared to 35.4% in the prior year. This increase is primarily the result of higher absorption of indirect factory overhead on higher revenues. This increase was partially offset by increased net charges for excess and obsolete inventory which reduced gross margin percentage by 1.0% as compared to the prior year.

Gross margin of our Brooks Global Services segment increased to $31.8 million for fiscal year 2011 as compared to $20.4 million in the prior year. The increase was attributable to higher revenues of $13.9 million for fiscal year 2011 as compared to the prior year and $0.7 million of reduced charges for excess and obsolete inventory as compared to the prior year. Gross margin was reduced by $0.4 million for amortization of completed technology intangible assets for fiscal years 2011 and 2010. Gross margin percentage was 35.7% for fiscal year 2011 as compared to 27.2% in the prior year. The increase in gross margin percentage was attributable to higher absorption of indirect service overhead on higher revenues. In addition, decreased charges for excess and obsolete inventory led to an increase in gross margin percentage of 0.9% for fiscal year 2011 as compared to the prior year.

Gross margin for our Brooks Life Science Systems segment was $2.3 million for fiscal year 2011, and includes only those amounts earned since the acquisition date of RTS and Nexus. Gross margin has been reduced by $1.3 million for the impact of the valuation of inventory and deferred revenue obligations as of the purchase date for both RTS and Nexus. Gross margin has also been reduced by $0.6 million for charges for excess and obsolete inventory related to Nexus, based on a review of inventories performed by us after the acquisition date. Gross margin was reduced by $0.3 million for amortization of completed technology intangible assets. Gross margin percentage was 21.2% for fiscal year 2011, and has been reduced 7.3% for the impact of the valuation of deferred revenue obligations and the step-up in value of acquired inventory. Gross margin percentage was also decreased by 6.0% for charges for excess and obsolete inventories. Gross margin was further reduced by 2.8% for amortization of completed technology intangible assets.

Gross margin of our Contract Manufacturing segment decreased slightly to $17.2 million for fiscal year 2011 as compared to $17.5 million for the prior year. This decrease is due to an $18.2 million decrease in revenues, caused by the sale of this segment at the end of our third quarter. For the first nine months of fiscal year 2011, revenues for Contract Manufacturing had increased 28% over the same prior year period. This increase in revenues led to higher absorption of indirect factory overhead and resulted in a higher gross margin percentage. Gross margin percentage was 12.5% for fiscal year 2011 as compared to 11.2% in the prior year.

Research and Development

Research and development, or R&D, expenses for fiscal year 2011 were $39.8 million, an increase of $8.6 million, compared to $31.2 million in the previous year. This increase includes $1.8 million of R&D costs incurred by RTS and Nexus since their respective acquisition dates. The balance of the increase is the result of our increased pace of spending for R&D throughout fiscal year 2011 as we support enhancements to our current product offerings and our strategy to grow longer-term revenues outside of the semiconductor market. We expect the rate of growth in R&D spending to moderate in the near term from the levels incurred during the fourth quarter of fiscal year 2011.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $102.5 million for fiscal year 2011, an increase of $16.9 million compared to $85.6 million in the prior year. The increase is partly attributable to higher labor-related costs of $8.9 million as a result of increased accruals for incentive based compensation due to our improved financial performance, combined with a 3% increase in SG&A headcount. We have included the results of RTS and Nexus in our results since their respective acquisition dates, which increased our SG&A costs by $4.0 million, which includes a $0.4 million increase in amortization of intangible assets. Other increases in SG&A costs include outside strategic consulting costs of $1.7 million, professional fees associated with the acquisition of Nexus of $0.7 million, higher commissions to independent sales representatives of $0.8 million due to higher revenues and $0.7 million of increased legal fees associated with our intellectual property portfolio as we increase our investments in R&D.

Restructuring Charges

We recorded a restructuring charge of $1.0 million for fiscal year 2011. These charges include severance related costs of $0.7 million, which are comprised of $0.3 million of severance for the elimination of 19 employees, including 13 employees in the Brooks Life Science Systems segment resulting from the consolidation of certain functions as the operations of RTS and Nexus are combined into one operating segment, and $0.4 million of adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. We also incurred $0.3 million of facility-related costs for facilities exited in previous years. We have reached the end of the lease period for all of our exited leased facilities as of September 30, 2011, and do not expect further restructuring costs related to these facilities.

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

Interest Income

Interest income was $1.2 million for fiscal year 2011 as compared to $1.1 million for the prior year. The increase is primarily related to higher balances available for investing.

Sale of Intellectual Property Rights

During fiscal year 2010, we sold certain patents and patents pending related to a legacy product line and recorded a gain of $7.8 million. The terms of the sale permit us to continue to use these patents to support our ongoing service and spare parts business included within our Brooks Global Services segment.

Sale of Contract Manufacturing Business

We closed the sale of our extended factory contract manufacturing business on June 28, 2011 with affiliates of Celestica Inc. (the “Buyers”). The gross proceeds on this transaction were $81.8 million, of which $79.3 million was received on the closing. The balance of $2.5 million represents a working capital normalizing adjustment, and was received during our fourth quarter of 2011. The gross proceeds include the reimbursement of $1.3 million of cash on hand at the closing offset by $2.3 million of transaction expenses. The pre-tax gain on the sale was $45.0 million. Our income tax provision includes $2.4 million of incremental taxes on this gain.

We also entered into certain commercial supply and license agreements with the Buyers which will govern the ongoing relationship between the Buyers and us. Pursuant to those agreements we will supply the Buyers with certain products and have licensed to the Buyers certain intellectual property needed to run the business and the Buyers will supply certain products to us. Due to the significance of these ongoing commercial arrangements, the sale did not qualify for discontinued operations treatment. Therefore, historical financial results of the divested business will not be segregated within our consolidated financial statements for the historical periods in which this business was part of us.

Loss on Investment

During fiscal year 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. We no longer have an equity investment in this entity.

Other Income

Other income, net of $1.9 million for fiscal year 2011 consists primarily of joint venture management fee income of $1.1 million and $0.7 million from a litigation settlement. Other income, net of $0.4 million for fiscal year 2010 consists of joint venture management fee income of $0.7 million which has been partially offset by foreign exchange losses of $0.3 million.

Income Tax Provision

We recorded an income tax provision of $2.0 million for fiscal year 2011, which includes $2.5 million of foreign and U.S. state income taxes, and an additional $2.4 million of income taxes relating to the sale of our Contract Manufacturing segment. These provisions have been reduced by net favorable adjustments of $3.9 million to our liability for unrecognized tax benefits, primarily due to the expiration of certain statutes and a favorable audit outcome. We recorded an income tax benefit of $2.7 million for fiscal year 2010. This benefit includes a $3.9 million refund from the carryback of alternative minimum tax losses as a result of the Worker, Home Ownership and Business Assistance Act of 2009 which provides for 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income. The tax benefit for fiscal year 2010 was partially offset by U.S. state income taxes and foreign taxes. We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2011, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. We will continue to assess the need for a valuation allowance in future periods. If we continue to generate profits in most of our jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Of the unrecognized tax benefits of $11.0 million at September 30, 2011, we currently anticipate that the statute of limitations is expected to lapse on various uncertain tax positions in the next twelve months and accordingly it is reasonably possible that this will result in a potential decrease of $3.6 million to our unrecognized tax benefits all of which will impact net income.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $2.3 million for fiscal year 2011 as compared to $0.1 million for fiscal year 2010. Income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.5 million for fiscal year 2011 as compared to $0.1 million for fiscal year 2010.

Year Ended September 30, 2010, Compared to Year Ended September 30, 2009

Revenues

We reported revenues of $593.0 million for fiscal year 2010, compared to $218.7 million in the previous year, a 171% increase. The total increase in revenues of $374.3 million arose in all of our operating segments. Our Brooks Product Solutions segment revenues increased by $230.2 million, our Brooks Global Services segment revenues increased by $15.9 million and our Contract Manufacturing segment revenues increased by $128.2 million. These increases were primarily the result of increased volume of shipments in response to increasing demand for semiconductor capital equipment.

Our Brooks Product Solutions segment reported revenues of $362.5 million for fiscal year 2010, an increase of 174% from $132.3 million in the prior year. These increases are primarily attributable to higher volumes of shipments to semiconductor capital equipment customers, which increased $187.1 for fiscal year 2010 as compared to the prior year, and an increase of $43.1 million from non-semiconductor customers for fiscal year 2010 as compared to the prior year.

Our Brooks Global Services segment reported revenues of $74.9 million for fiscal year 2010, a 27% increase from $59.0 million in the prior year. The increase includes a $6.2 million increase in product revenues, which are comprised mostly of spare part sales to end users, and a $9.7 million increase in revenues from services. These increases are primarily attributable to increased demand from our semiconductor customers. All service revenues included in our consolidated statements of operations, which include service contract and repair services, are related to our Brooks Global Services segment.

Our Contract Manufacturing segment reported revenues of $155.5 million for fiscal year 2010, a 468% increase from $27.4 million in the prior year. This increase is related to increased volume of shipments in response to increased demand for semiconductor capital equipment.

Revenues from the Brooks Product Solutions segment for the fiscal years 2010 and 2009 include intercompany sales of $62.9 million and $11.2 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the fiscal years 2010 and 2009 exclude intercompany sales of $12.5 million and $1.6 million, respectively, from this segment to the Brooks Product Solutions segment.

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

Gross margin percentage increased to 28.0% for fiscal year 2010, compared to (2.7)% for the prior year. This increase is primarily attributable to higher absorption of indirect factory overhead on higher revenues. Other factors that increased gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 6.0% for fiscal year 2010 as compared to the prior year and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 0.6% for fiscal year 2010 as compared to the prior year. Further, the prior year gross margin percentage was adversely impacted by asset impairment charges which reduced gross margin percentage by 9.6% in fiscal year 2009. The increases in the current year gross margin percentage were partially offset by a less favorable product mix from the growth of our Contract Manufacturing segment, which earns margins that are below those earned by our other operating segments.

Gross margin of our Brooks Product Solutions segment increased to $128.5 million for fiscal year 2010 as compared to $15.1 million for the prior year. This increase was attributable to higher revenues of $230.2 million for fiscal year 2010 as compared to the prior year, reduced charges for excess and obsolete inventory of $10.0 million for fiscal year 2010 as compared to the prior year and reduced amortization expense for completed technology intangible assets of $1.2 million for fiscal year 2010 as compared to the prior year. Gross margin percentage for this segment was 35.4% for fiscal year 2010 as compared to 11.4% in the prior year. This increase is primarily the result of higher absorption of indirect factory overhead on higher revenues. Other factors increasing gross margin percentage include decreased charges for excess and obsolete inventory which increased gross margin percentage by 6.6% for fiscal year 2010 as compared to the prior year and reduced amortization expense for completed technology intangible assets which increased gross margin percentage by 0.3% for fiscal year 2010 as compared to the prior year.

Gross margin of our Brooks Global Services segment increased to $20.4 million for fiscal year 2010 as compared to $6.5 million in the prior year. The increase was attributable to higher revenues of $15.9 million for fiscal year 2010 as compared to the prior year, $2.2 million of reduced amortization expense for completed technology intangible assets for fiscal year 2010 as compared to the prior year and decreased charges for excess and obsolete inventory of $1.7 million for fiscal year 2010 as compared to the prior year. Gross margin percentage was 27.2% for fiscal year 2010 as compared to 11.0% in the prior year. The increase in gross margin percentage was attributable to higher absorption of indirect service overhead on higher revenues. In addition, decreased charges for excess and obsolete inventory led to an increase in gross margin percentage of 3.1% for fiscal year 2010 as compared to the prior year and decreased amortization expense for completed technology intangible assets led to an increase in gross margin percentage of 2.9% for fiscal year 2010 as compared to the prior year.

Gross margin of our Contract Manufacturing segment increased to $17.5 million for fiscal year 2010 as compared to a loss of $6.7 million for the prior year. This increase was attributable to higher revenues of $128.2 million for fiscal year 2010 as compared to the prior year, decreased charges for excess and obsolete inventory of $2.5 million for fiscal year 2010 as compared to the prior year and $0.3 million of reduced amortization expense for completed technology intangible assets for fiscal year 2010 as compared to the prior year. Gross margin percentage for this segment increased to 11.2% for fiscal year 2010 as compared to (24.4)% in the prior year. This increase was primarily attributable to higher absorption of indirect factory overhead on higher revenues. In addition, decreased charges for excess and obsolete inventory led to an increase in gross margin percentage of 8.8% for fiscal year 2010 as compared to the prior year and decreased amortization expense for completed technology intangible assets led to an increase in gross margin of 0.2% for fiscal year 2010 as compared to the prior year.

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

We experienced a weakness in demand for our products from the fourth quarter of fiscal year 2007 through the second quarter of fiscal year 2009. In response to this downturn, we restructured our business, which resulted in a change to our reporting units and operating segments. We reallocated goodwill to each of our newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. We reallocated goodwill to five of our seven reporting units as of March 31, 2009. This reallocation, in conjunction with the continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, we tested our goodwill and other long-lived assets for impairment at March 31, 2009.

We determined the fair value of each reporting unit as of March 31, 2009 using the Income Approach, specifically the DCF Method. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill is derived from a group of comparable companies. The average WACC used in the March 31, 2009 reallocation of goodwill was 16.2%. Management determines revenue forecasts based on its best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year discrete cash flow period, and also impact the terminal value as that value is derived from projected revenue. The revenue forecasts used in the reallocation and assessment of goodwill as of March 31, 2009 were decreased from previously forecasted levels due to further market deterioration.

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

We recorded charges of $12.8 million for fiscal year 2009 in connection with our fiscal year 2009 restructuring plan. These charges consisted of $11.1 million of severance costs associated with workforce reductions of approximately 450 employees in operations, service and administrative functions across all the main geographies in which we operate, facility closure costs of $0.6 million related primarily to the closure of one manufacturing operation located in the United States, and other restructuring costs of $1.1 million. The restructuring charges by segment for fiscal 2009 were: Brooks Product Solutions — $5.6 million, Brooks Global Services — $3.3 million and Contract Manufacturing — $1.4 million. In addition, we incurred $2.5 million of restructuring charges for fiscal 2009 that were related to general corporate functions that support all of our segments.

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

Loss on Investment

During fiscal year 2010, we recorded a charge of $0.2 million for the sale of our minority equity investment in a closely-held Swiss public company. During fiscal year 2009, we recorded a charge of $1.2 million to write down this investment to its market value. As of September 30, 2010, we no longer have an equity investment in this entity.

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

Liquidity and Capital Resources

Our business is significantly dependent on capital expenditures that are dependent on the current and anticipated market demand for the underlying products for which capacity is established. Demand for semiconductors is cyclical and has historically experienced periodic downturns. This cyclicality makes estimates of future revenues, results of operations and net cash flows inherently uncertain.

At September 30, 2011, we had cash, cash equivalents and marketable securities aggregating $205.8 million. This amount was comprised of $58.8 million of cash and cash equivalents, $65.7 million of investments in short-term marketable securities and $81.3 million of investments in long-term marketable securities. Our marketable securities are generally readily convertible to cash without an adverse impact.

Cash and cash equivalents were $58.8 million at September 30, 2011, a decrease of $1.0 million from September 30, 2010. The significant uses of cash during fiscal year 2011 included the acquisitions of RTS and Nexus, which cost $88.3 million, net of cash acquired, net investments in marketable securities of $66.6 million, capital expenditures of $6.5 million and the payment of $5.2 million in dividends. The significant sources of cash include $87.7 million of cash provided by operations and $78.2 million of cash generated from the sale of our Contract Manufacturing segment.

Cash provided by operating activities was $87.7 million for fiscal year 2011, and was comprised of net income of $128.4 million, which includes $26.3 million of non-cash related charges such as $17.2 million of depreciation and amortization and $6.8 million of stock-based compensation. Cash provided by operations was partially offset by $21.7 million of increases in working capital. Increases in inventory levels were the primary contributor to increased working capital. Increases in inventory were driven by reductions in demand from our semiconductor equipment customers during our fourth quarter, along with $5.0 million of increased service inventories to improve delivery and service responsiveness. In addition, the gain of $45.0 million from the sale of our Contract Manufacturing segment, which is included in our net income, has been removed from cash provided by operating activities since the cash flow from this transaction is considered to be an investing activity.

Cash used in investing activities was $84.3 million for fiscal year 2011 and was attributable to the acquisitions of RTS and Nexus, which cost $88.3 million, net investments in marketable securities of $66.6 million, capital expenditures of $6.5 million and a $1.3 million increase in restricted cash to support certain international letters of credit. These uses of cash were partially offset by $78.2 million of net proceeds from the sale of our Contract Manufacturing segment and $0.2 million from the sale of other assets.

Cash used in financing activities was $3.8 million for fiscal year 2011 and includes $5.2 million for our first quarterly cash dividend paid during the fourth quarter, which was partially offset by $1.4 million of cash generated from our employee stock purchase plans. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of the semiconductor capital equipment market. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

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

At September 30, 2011, we had approximately $1.8 million of letters of credit outstanding.

Our contractual obligations consist of the following at September 30, 2011 (in thousands):

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter

Contractual obligations
Operating leases	$24,628	$6,575	$13,904	$2,137	$2,012
Pension funding	7,895	734	2,358	1,937	2,866
Purchase commitments and other	48,392	47,941	451	—	—

Total contractual obligations	$80,915	$55,250	$16,713	$4,074	$4,878

As of September 30, 2011, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $11.0 million, of which $9.8 million represents a potential future cash outlay. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for this liability since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain.

In connection with our acquisition of Helix Technology Corporation in October 2005, we assumed the responsibility for the Helix Employees’ Pension Plan (the “Helix Plan”). We froze the benefit accruals and future participation in the Helix Plan as of October 31, 2006. We currently have a liability of $6.3 million recorded on our consolidated balance sheet at September 30, 2011 related to the Helix Plan. The timing of payments we make for the Helix Plan is impacted by a number of estimates including earnings on plan assets and the timing of future distributions. Actual results may differ from these estimates, which may materially impact the timing of future payments. During the fourth quarter of fiscal year 2010, we made a voluntary contribution of $3.6 million to this plan, which was in addition to the $0.6 million of required minimum contributions made throughout fiscal year 2010. During the fourth quarter of fiscal year 2011, we made a voluntary contribution of $0.2 million to this plan, which was in addition to the $0.5 million of required minimum contributions made throughout fiscal year 2011.

In connection with our acquisition of Nexus, we assumed responsibility for the Nexus Biosystems AG Pension Plan (the “Nexus Plan”). The timing of payments we make for the Nexus Plan is impacted by a number of estimates including earnings on plan assets and the timing of future distributions. Actual results may differ from these estimates, which may materially impact the timing of future payments. Nexus prepaid contributions to the investment manager of this plan prior to the closing of the acquisition. The investment manager draws on these prepaid contributions to fund contributions to the plan, as required. As of September 30, 2011, we had $0.8 million on deposit for this plan which is expected to cover contribution requirements in the near term.

In addition, we are a guarantor on a lease in Mexico that expires in January 2013. The remaining payments under this lease at September 30, 2011 are approximately $0.5 million.

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

On August 3, 2011, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.2 million was paid on September 30, 2011 to shareholders of record at the close of business on September 9, 2011. On November 8, 2011, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.3 million will be paid on December 30, 2011 to shareholders of record at the close of business on December 9, 2011.

Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by our Board of Directors on a quarterly basis.

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

EBITDA represents net income (loss) before interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to certain non-recurring and/or non-cash items and other adjustments. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-K is appropriate because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties. We use Adjusted EBITDA internally as a critical measurement of operating effectiveness. We believe EBITDA and Adjusted EBITDA facilitates operating performance comparison from period to period and company to company by backing out potential differences caused by variations in capital structures, tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

The following table sets forth a reconciliation of net income (loss) to EBITDA for the years indicated (in thousands):

	Year Ended September 30,
	2011	2010	2009

Net income (loss) attributable to Brooks Automation, Inc.	$128,352	$58,982	$(227,858)
Interest income, net	(1,088)	(1,041)	(2,265)
Provision for (benefit from) income taxes	1,954	(2,746)	643
Depreciation and amortization	17,249	18,420	25,856

EBITDA	$146,467	$73,615	$(203,624)

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated (in thousands):

	Year Ended September 30,
	2011	2010	2009

EBITDA	$146,467	$73,615	$(203,624)
Stock-based compensation	6,752	6,567	5,817
Impairment of long-lived assets	—	—	35,512
Impairment of goodwill	—	—	71,800
Restructuring charges	1,036	2,529	12,806
Restructuring and acquisition related inventory charges	625	—	3,612
Purchase accounting impact on contracts acquired	1,270	—	—
Merger costs	719	—	—
Gain on sale of Contract Manufacturing business, pre-tax	(45,009)	—	—
Litigation settlement	(664)	—	—
Sale of intellectual property rights	—	(7,840)	—
Loss on investment	—	191	1,185

Adjusted EBITDA	$111,196	$75,062	$(72,892)

The increase in EBITDA from fiscal 2010 to fiscal 2011 is primarily related to increased profits on $95.1 million of higher revenues, and the $45.0 million gain on the sale of our contract manufacturing business. The increase in EBITDA from fiscal 2009 to fiscal 2010 is primarily related to $374.3 million increase in revenues, combined with reduced levels of operating expenses as a result of restructuring actions taken during fiscal years 2008 and 2009.

Based on a review of Nexus inventory values performed shortly after the closing of the acquisition, we recorded a charge of $0.6 million for excess and obsolete inventories. In connection with our restructuring programs implemented in fiscal 2009, we took a $3.6 million charge for excess and obsolete inventories.

In connection with the acquisitions of RTS and Nexus, we allocated the purchase price to the net assets acquired based on the fair value of each asset and liability. As part of this allocation, we valued certain inventory and deferred revenue balances above and below their pre-acquisition carrying values, respectively. These adjustments will reduce the profit we will record in connection with these transactions. Post acquisition, these adjustments will reduce our net income by $1.9 million. For fiscal year 2011, we reduced our net income by $1.3 million.

We received $1.3 million of proceeds from the sale of our stock by a former executive, and will remit half of these proceeds to our insurance providers. We recorded $0.7 million of income from this settlement. For further details on this litigation matter, see Part I, Item 3, Legal Proceedings.

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

In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This new guidance is effective for goodwill impairment tests performed in interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of this guidance will have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. At September 30, 2011, the unrealized loss position on marketable securities was $192,000, which is included in “Accumulated other comprehensive income” in the consolidated balance sheets. We did not have any realized losses on marketable securities for the year ended September 30, 2011. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.1 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 17% of our total sales for the year ended September 30, 2011. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $16.6 million at September 30, 2011, and relate to the Euro and a variety of Asian currencies. A majority of our foreign currency loss of $0.1 million for fiscal year 2011 relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at September 30, 2011 would result in a $1.7 million change in our net income (loss). We mitigate the impact of potential currency translation losses on these short-term inter company advances by the timely settlement of each transaction, generally within 30 days.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Brooks Automation, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
November 28, 2011

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$58,833	$59,823
Restricted cash	1,293	—
Marketable securities	65,695	49,011
Accounts receivable, net	76,701	92,273
Inventories, net	107,654	115,787
Prepaid expenses and other current assets	10,348	10,437

Total current assets	320,524	327,331
Property, plant and equipment, net	68,596	63,669
Long-term marketable securities	81,290	33,593
Goodwill	84,727	48,138
Intangible assets, net	44,314	11,123
Equity investment in joint ventures	34,612	31,746
Other assets	2,557	2,624

Total assets	$636,620	$518,224

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$40,199	$65,734
Deferred revenue	14,073	4,365
Accrued warranty and retrofit costs	7,438	8,195
Accrued compensation and benefits	17,288	13,677
Accrued restructuring costs	293	3,509
Accrued income taxes payable	4,015	1,040
Accrued expenses and other current liabilities	12,433	11,635

Total current liabilities	95,739	108,155
Income taxes payable	11,728	12,446
Long-term pension liability	7,161	5,466
Other long-term liabilities	3,394	2,805

Total liabilities	118,022	128,872

Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and 2010	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,737,189 shares issued and 66,275,320 shares outstanding at September 30, 2011, 78,869,331 shares issued and 65,407,462 shares outstanding at September 30, 2010	797	789
Additional paid-in capital	1,809,287	1,803,121
Accumulated other comprehensive income	19,480	19,510
Treasury stock at cost, 13,461,869 shares at September 30, 2011 and 2010	(200,956)	(200,956)
Accumulated deficit	(1,110,599)	(1,233,649)

Total Brooks Automation, Inc. stockholders’ equity	518,009	388,815
Noncontrolling interests in subsidiaries	589	537

Total equity	518,598	389,352

Total liabilities and equity	$636,620	$518,224

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2011	2010	2009
	(In thousands, except per share data)

Revenues
Product	$611,117	$531,807	$167,259
Services	76,988	61,165	51,447

Total revenues	688,105	592,972	218,706

Cost of revenues
Product	411,610	377,466	155,231
Services	53,474	49,211	48,547
Impairment of long-lived assets	—	—	20,924

Total cost of revenues	465,084	426,677	224,702

Gross profit (loss)	223,021	166,295	(5,996)

Operating expenses
Research and development	39,846	31,162	31,607
Selling, general and administrative	102,542	85,597	91,231
Impairment of goodwill	—	—	71,800
Impairment of long-lived assets	—	—	14,588
Restructuring charges	1,036	2,529	12,806

Total operating expenses	143,424	119,288	222,032

Operating income (loss)	79,597	47,007	(228,028)
Interest income	1,153	1,121	2,719
Interest expense	(65)	(80)	(454)
Gain on sale of intellectual property rights	—	7,840	—
Gain on sale of contract manufacturing business	45,009	—	—
Loss on investment	—	(191)	(1,185)
Other income, net	1,882	367	31

Income (loss) before income taxes and equity in earnings (losses) of joint ventures	127,576	56,064	(226,917)
Income tax provision (benefit)	1,954	(2,746)	643

Income (loss) before equity in earnings (losses) of joint ventures	125,622	58,810	(227,560)
Equity in earnings (losses) of joint ventures	2,782	215	(213)

Net income (loss)	$128,404	$59,025	$(227,773)
Net income attributable to noncontrolling interests	(52)	(43)	(85)

Net income (loss) attributable to Brooks Automation, Inc.	$128,352	$58,982	$(227,858)

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$1.99	$0.92	$(3.62)

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$1.97	$0.92	$(3.62)

Shares used in computing earnings (loss) per share
Basic	64,549	63,777	62,911
Diluted	65,003	64,174	62,911

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities
Net income (loss)	$128,404	$59,025	$(227,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,249	18,420	25,856
Impairment of assets	—	—	107,312
Gain on sale of intellectual property rights	—	(7,840)	—
Stock-based compensation	6,752	6,567	5,817
Amortization of premium on marketable securities	2,283	942	127
Undistributed (earnings) losses of joint ventures	(383)	(215)	213
Gain on sale of contract manufacturing business	(45,009)	—	—
Loss on disposal of long-lived assets	10	4	17
Loss on investment	—	191	1,185
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,916	(53,163)	29,963
Inventories	(19,131)	(31,341)	21,779
Prepaid expenses and other current assets	1,806	(499)	4,527
Accounts payable	(15,099)	39,352	(10,947)
Deferred revenue	1,841	1,487	(676)
Accrued warranty and retrofit costs	(1,420)	2,483	(2,496)
Accrued compensation and benefits	2,036	(913)	(3,869)
Accrued restructuring costs	(3,212)	(4,123)	(5,007)
Accrued expenses and other current liabilities	1,607	(2,505)	(2,522)

Net cash provided by (used in) operating activities	87,650	27,872	(56,494)

Cash flows from investing activities
Purchases of property, plant and equipment	(6,455)	(3,472)	(11,339)
Purchases of marketable securities	(186,718)	(117,473)	(59,091)
Sale/maturity of marketable securities	120,095	84,546	75,628
Increase in restricted cash	(1,293)	—	—
Proceeds from the sale of the contract manufacturing business	78,249	—	—
Acquisitions, net of cash acquired	(88,309)	—	—
Proceeds from the sale of intellectual property rights	—	7,840	—
Purchase of intangible assets	—	(892)	—
Other	181	243	1,055

Net cash (used in) provided by investing activities	(84,250)	(29,208)	6,253

Cash flows from financing activities
Proceeds from the issuance of common stock under stock option and stock purchase plans	1,358	1,245	1,248
Common stock dividend paid	(5,180)	—	—

Net cash (used in) provided by financing activities	(3,822)	1,245	1,248

Effects of exchange rate changes on cash and cash equivalents	(568)	(71)	(1,291)

Net decrease in cash and cash equivalents	(990)	(162)	(50,284)
Cash and cash equivalents, beginning of year	59,823	59,985	110,269

Cash and cash equivalents, end of year	$58,833	$59,823	$59,985

Supplemental disclosures:
Cash paid during the year for interest	$65	$80	$454
Cash paid (refunded) during the year for income taxes, net	$1,042	$(1,866)	$246

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

								Total
					Accumulated			Brooks
		Common			Other			Automation,
	Common	Stock at	Additional	Comprehensive	Comprehensive			Inc.	Noncontrolling
	Stock	Par	Paid-In	Income	Income	Accumulated	Treasury	Stockholders’	Interests in	Total
	Shares	Value	Capital	(Loss)	(Loss)	Deficit	Stock	Equity	Subsidiaries	Equity
	(In thousands, except share data)

Balance September 30, 2008	77,044,737	$770	$1,788,891		$18,063	$(1,064,773)	$(200,956)	$541,995	$409	$542,404
Shares issued under stock option, restricted stock and purchase plans, net	838,436	9	911					920		920
Stock-based compensation			5,817					5,817		5,817
Comprehensive income (loss):
Net loss				$(227,773)		(227,858)		(227,858)	85	(227,773)
Currency translation adjustments				4,276	4,276			4,276		4,276
Changes in unrealized gain on marketable securities				471	471			471		471
Actuarial loss arising in the year				(6,492)	(6,492)			(6,492)		(6,492)

Comprehensive loss				$(229,518)

Balance September 30, 2009	77,883,173	779	1,795,619		16,318	(1,292,631)	(200,956)	319,129	494	319,623
Shares issued under stock option, restricted stock and purchase plans, net	986,158	10	935					945		945
Stock-based compensation			6,567					6,567		6,567
Comprehensive income (loss):
Net income				$59,025		58,982		58,982	43	59,025
Currency translation adjustments				4,229	4,229			4,229		4,229
Changes in unrealized loss on marketable securities				(36)	(36)			(36)		(36)
Actuarial loss arising in the year				(1,001)	(1,001)			(1,001)		(1,001)

Comprehensive income				$62,217

Balance September 30, 2010	78,869,331	789	1,803,121		19,510	(1,233,649)	(200,956)	388,815	537	389,352
Shares issued under stock option, restricted stock and purchase plans, net	867,858	8	(586)					(578)		(578)
Stock-based compensation			6,752					6,752		6,752
Common stock dividend declared						(5,302)		(5,302)		(5,302)
Comprehensive income (loss):
Net income				$128,352		128,352		128,352	52	128,404
Currency translation adjustments				1,459	1,459			1,459		1,459
Changes in unrealized loss on marketable securities				(445)	(445)			(445)		(445)
Actuarial loss arising in the year				(1,044)	(1,044)			(1,044)		(1,044)

Comprehensive income				$128,322

Balance September 30, 2011	79,737,189	$797	$1,809,287		$19,480	$(1,110,599)	$(200,956)	$518,009	$589	$518,598

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Brooks Automation, Inc. (“Brooks” or the “Company”) is a leading worldwide provider of automation, vacuum and instrumentation solutions for multiple markets including semiconductor manufacturing, life sciences, and clean energy. The Company’s technologies, engineering competencies and global service capabilities provide customers speed to market and ensure high uptime and rapid response, which equate to superior value in their mission-critical controlled environments. Since 1978, the Company has been a leading partner to the global semiconductor manufacturing markets and through product development initiatives and strategic business acquisitions Brooks has expanded its reach to meet the needs of customers in life sciences, analytical and research markets, and clean energy solutions.

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

Foreign Currency Translation

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction losses included in income (loss) before income taxes and equity in earnings (losses) of joint ventures totaled $0.1 million, $0.3 million and $0.6 million for the years ended September 30, 2011, 2010 and 2009, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for the majority of foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income”. Foreign currency translation adjustments are one of the components in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2011 and 2010, cash equivalents were $9.6 million and $21.1 million, respectively. Cash equivalents are held at cost which approximates fair value due to their short-term maturities and varying interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills and commercial paper. The

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company restricts its investments to U.S. government and corporate securities, and mutual funds that invest in U.S. government securities. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top ten largest customers account for approximately 55% of revenues for the year ended September 30, 2011. Two of the Company’s customers accounted for 15% and 13%, respectively, of revenues for the year ended September 30, 2011. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

The Company has developed software for internal use. In accordance with U.S. GAAP, internal and external labor costs incurred during the application development stage are capitalized. Costs incurred prior to application development and post implementation are expensed as incurred. Training and data conversion costs are expensed as incurred.

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

Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of business combinations. Capitalized patent costs are amortized using the straight-line method over the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated economic life of the patents. As of September 30, 2011 and 2010, the net book value of the Company’s patents was $0.8 million and $0.9 million, respectively.

Intangibles assets other than goodwill are tested for impairment when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the Company determines that indicators of potential impairment exist, the next step of the impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than their carrying values, an impairment is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value.

The amortizable lives of intangible assets, including those identified as a result of purchase accounting, are summarized as follows:

Patents	7 - 15 years
Completed technology	2 - 10 years
License agreements	5 years
Trademarks and trade names	2 - 6 years
Non-competition agreements	3 - 5 years
Customer relationships	4 - 13 years

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses the Company acquired. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist (see Note 7).

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level. The Company currently has three reporting units that have goodwill, including two reporting units that are part of the Brooks Product Solutions operating segment and the sole reporting unit included in the Brooks Life Science Systems operating segment.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension Plans

The Company sponsors a defined benefit pension plan in the U.S. and two non-U.S. defined benefit pension plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date.

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

Revenue from product sales that does not include significant customization is recorded upon delivery and transfer of risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, collection of the related receivable is reasonably assured and, if applicable, customer acceptance criteria have been successfully demonstrated. Customer acceptance provisions include final testing and acceptance carried out prior to shipment. These pre-shipment testing and acceptance procedures ensure that the product meets the published specification requirements before the product is shipped. When significant on site customer acceptance provisions are present in the arrangement, revenue is recognized upon completion of customer acceptance testing.

Revenue from product sales that does include significant customization, which primarily include life science automation systems, is recorded using the percentage of completion method whereby revenue is recorded as work progresses based on a percentage that incurred costs to date bear to total estimated costs. In addition, contracts are reviewed on a regular basis to determine whether a loss exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs.

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

During the year ended September 30, 2011, the Company granted 366,000 shares of restricted stock to members of senior management of which 183,000 shares vest over the service period and the remaining 183,000 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2013. Total compensation on these awards is a maximum of $4.5 million. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

The following table reflects compensation expense recorded during the years ended September 30, 2011, 2010 and 2009 (in thousands):

	Year Ended September 30,
	2011	2010	2009

Stock options	$—	$170	$292
Restricted stock	6,248	5,944	5,092
Employee stock purchase plan	504	453	433

	$6,752	$6,567	$5,817

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

No stock options were granted for the years ended September 30, 2011, 2010 and 2009.

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2011	2010	2009

Risk-free interest rate	0.2%	0.2%	0.7%
Volatility	50%	58%	70%
Expected life	6 months	6 months	6 months
Dividend yield	0% - 3%	0%	0%

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected volatilities are based on historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Dividend yields are projected based on the Company’s history of dividends declared, and management’s intention for future dividend declarations.

Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Stock options generally had a vesting period of four years and are exercisable for a period not to exceed seven years from the date of issuance. Restricted stock awards generally vest over two to four years, with certain restricted stock awards vesting immediately. At September 30, 2011, a total of 5,266,210 shares were reserved and available for the issuance of awards under the plans.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compute diluted earnings (loss) per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these items reported in the balance sheets approximate their fair value at September 30, 2011 and 2010. In the case of marketable securities, measurement is based on quoted market prices.

Reclassifications

Certain reclassifications have been made in the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment is necessary. This new guidance is effective for goodwill impairment tests performed in interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.

3.	Acquisitions and Divestiture

Acquisition of RTS

On April 1, 2011, the Company acquired all of the outstanding stock of RTS Life Science Limited (“RTS”), a privately held company, for $3.4 million, net of cash acquired. RTS is a provider of automation solutions to the life sciences market, located in Manchester, United Kingdom. The acquisition provides the Company with biobanking and compound sample management, and the ability to leverage the Company’s existing automation technologies with those of RTS.

The assets and liabilities of RTS were recorded at their fair values as of the acquisition date as follows (in thousands):

Accounts receivable	$3,156
Inventory	1,668
Other current assets	1,008
Property, plant and equipment	860
Completed technology	1,524
Customer relationships	577
Trademarks and trade names	64
Goodwill	3,556
Accounts payable	(1,397)
Deferred revenue	(5,232)
Other current liabilities	(2,403)

Total purchase price, net of cash acquired	$3,381

The completed technology will be amortized to cost of revenue over its estimated useful life of 5 to 7 years, the customer relationships will be amortized to operating expense over 7 years and the trademarks and trade names will be amortized to operating expense over 3 years. Goodwill arising from the acquisition will not be deductible for tax purposes.

RTS’s operating results have been included in the Company’s results of operations from the acquisition date, and were not material. Pro forma results are not provided as RTS’s results of operations were not material. Transaction costs related to this acquisition were $188,000 for fiscal year 2011, and are included in selling, general and administrative expense.

Acquisition of Nexus

On July 25, 2011, the Company acquired all of the outstanding stock of Nexus Biosystems, Inc. (“Nexus”), a privately held company, for $84.9 million, net of cash acquired. Nexus is a U.S. based provider of automation solutions and consumables to the life sciences market, with a product development, service and support operation located in Switzerland, and service and support locations in Japan and Germany. The acquisition significantly enhances the breadth of the Company’s product offering for its main target market within the life sciences industry, specifically biobanking and compound sample management. Shortly after completing the Nexus acquisition, the Company reorganized the management of Nexus and RTS into one operating segment, Brooks Life Science Systems.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of Nexus were recorded at their fair values as of the acquisition date as follows (in thousands):

Accounts receivable	$5,708
Inventory	7,481
Other current assets	4,522
Property, plant and equipment	12,527
Completed technology	6,000
Customer relationships	31,000
Trademarks and trade names	100
Goodwill	33,033
Accounts payable and accrued expenses	(6,563)
Deferred revenue	(3,692)
Other current liabilities	(1,534)
Deferred tax liabilities	(2,584)
Other long-term liabilities	(1,070)

Total purchase price, net of cash acquired	$84,928

The estimated fair value attributed to the completed technologies was determined based upon a discounted cash flow forecast utilizing the relief from royalty method. The royalty rate was determined to be 6% based on a review of comparable royalty arrangements. Cash flows were discounted at a rate of 17%. The fair value of the completed technologies will be amortized over a period of 6 years on a straight-line basis, which approximates the pattern in which the economic benefits of the completed technologies are expected to be realized.

The estimated fair value attributed to the customer relationships was determined based upon a discounted forecast of estimated net future cash flows to be generated from the relationships discounted at a rate of 17% — 18%. The fair value of customer relationships for systems will be amortized over a period of 6 years, while the estimated fair value of customer relationships for consumables and service are expected to be amortized over a period of 13 years. The amortization will be amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are expected to be realized.

The fair value of the trade name will be amortized over 2 years on a straight-line basis, which approximates the pattern in which the economic benefits of the trade names will be realized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. Goodwill arising from the acquisition will not be deductible for tax purposes.

Nexus operating results have been included in the Company’s results of operations from the acquisition date. Nexus revenues and net loss for the period from July 26, 2011 to September 30, 2011 was $4.9 million and $(3.2) million, respectively. The net loss includes charges to expense from the step-up of acquired inventories of $0.7 million and $0.6 million of charges for excess and obsolete inventory based on an assessment of inventory performed in the fourth quarter of fiscal year 2011.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Nexus occurred on October 1, 2009 (in thousands):

	Year Ended
	September 30,
	2011	2010

Revenue	$720,989	$625,128
Net income attributable to Brooks Automation, Inc.	124,114	70,205

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma net income has been adjusted to reflect additional amortization and depreciation expense from the adjustments to intangible assets and property, plant and equipment as if those adjustments had been applied as of October 1, 2009.

Nexus net income for fiscal year 2010 included a $12.0 million gain from the bargain purchase of Nexus Biosystems AG (formerly Remp AG), which is included in the pro forma net income attributable to Brooks Automation, Inc. for fiscal year 2010.

Transaction costs related to this acquisition were $719,000 for fiscal year 2011, and are included in selling, general and administrative expense.

Divestiture

On April 20, 2011, the Company entered into an agreement with affiliates of Celestica Inc. (the “Buyers”) to sell the assets of its extended factory contract manufacturing business (the “Business”). The Buyers also agreed to assume certain liabilities related to the Business (the “Asset Sale”). The Asset Sale was completed on June 28, 2011 (the “Closing”). At the Closing, the Buyers paid the Company a total purchase price of $78.0 million in cash, plus $1.3 million as consideration for cash acquired in the Asset Sale. An additional $2.5 million of proceeds was paid during our fourth quarter of 2011, which represents a working capital normalizing adjustment. The Company paid $2.3 million of transaction expenses. During the three months ended June 30, 2011, the Company recorded a gain on this sale of $45.0 million, before income taxes. Income taxes directly attributable to this gain of $2.4 million were also recorded during the three months ended June 30, 2011.

The Company and the Buyers also entered into certain commercial supply and license agreements at the Closing which will govern the ongoing relationship between the Buyers and the Company. Pursuant to those agreements, the Company will supply the Buyers with certain products and has licensed to the Buyers certain intellectual property needed to run the Business and the Buyers will supply certain products to the Company. Due to the significance of these ongoing commercial arrangements, the sale did not qualify for discontinued operations treatment. Therefore, historical financial results of the divested business will not be segregated in the Company’s consolidated financial statements for the historical periods in which this business was part of the Company.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of September 30, 2011 and 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2011:
U.S. Treasury securities and obligations of U.S. government agencies	$53,342	$17	$(21)	$53,338
Corporate securities	66,045	50	(203)	65,892
Mortgage-backed securities(1)	786	26	(3)	809
Other debt securities	434	—	—	434
Municipal securities	24,915	9	(67)	24,857
Bank certificate of deposits	1,655	—	—	1,655

	$147,177	$102	$(294)	$146,985

September 30, 2010:
U.S. Treasury securities and obligations of U.S. government agencies	$38,319	$62	$(8)	$38,373
Corporate securities	38,617	185	(4)	38,798
Mortgage-backed securities(2)	1,771	23	(4)	1,790
Other debt securities	186	—	—	186
Municipal securities	2,405	1	(2)	2,404
Bank certificate of deposits	1,053	—	—	1,053

	$82,351	$271	$(18)	$82,604

(1)	Fair value amounts include approximately $0.7 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

(2)	Fair value amounts include approximately $0.8 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

Gross realized gains on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations was $24,000 and $10,000 for the years ended September 30, 2011 and 2010, respectively. There were no gross realized gains for the year ended September 30, 2009. There were no gross realized losses for the years ended September 30, 2011, 2010 and 2009.

The fair value of the marketable securities at September 30, 2011 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value

Due in one year or less	$65,695
Due after one year through five years	78,280
Due after ten years	3,010

$146,985

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Investment

During fiscal 2010 and 2009, the Company recorded a charge of $0.2 million and $1.2 million, respectively, related to its minority equity investment in a Swiss public company. The charges during fiscal year 2009 reflect an other than temporary impairment of this investment. The $0.2 million charge during fiscal 2010 represents the loss on the sale of this investment. As of September 30, 2010, the Company no longer had an equity investment in this entity.

5.	Fair Value Measurements

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2011 and 2010 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Cash Equivalents	$9,576	$9,576	$—	$—
Available-for-sale securities	146,985	63,331	83,654	—

Total Assets	$156,561	$72,907	$83,654	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash Equivalents	$21,130	$21,130	$—	$—
Available-for-sale securities	82,604	38,798	43,806	—

Total Assets	$103,734	$59,928	$43,806	$—

Cash Equivalents

Cash equivalents of $9.6 million and $21.1 million at September 30, 2011 and 2010, respectively, consisting primarily of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-For-Sale Securities

Available-for-sale securities of $63.3 million and $38.8 million at September 30, 2011 and 2010, respectively, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $83.7 million and $43.8 million at September 30, 2011 and 2010, respectively, consisting of Mortgage-Backed Securities, Municipal Securities, Bank Certificate of Deposits and U.S. Treasury Securities and Obligations of U.S. Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

6.	Property, Plant and Equipment

Property, plant and equipment as of September 30, 2011 and 2010 were as follows (in thousands):

	September 30,
	2011	2010

Buildings and land	$54,330	$43,455
Computer equipment and software	68,476	69,278
Machinery and equipment	49,105	50,499
Furniture and fixtures	10,451	10,817
Leasehold improvements	17,301	22,758
Capital projects in progress	1,899	1,201

	201,562	198,008
Less accumulated depreciation and amortization	(132,966)	(134,339)

Property, plant and equipment, net	$68,596	$63,669

Depreciation expense was $12.6 million, $14.6 million and $15.6 million for the years ended September 30, 2011, 2010 and 2009, respectively.

The Company recorded an impairment charge of $1.3 million to write-down certain buildings and leasehold improvements to fair value in fiscal 2009, as a result of underlying circumstances discussed in Note 7.

7.	Goodwill and Intangible Assets

The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology. Discounted cash flows are based on the businesses’ strategic plans and management’s best estimate of revenue growth and gross profit by each reporting unit. The Company recorded charges for the impairment of goodwill at March 31, 2009. The Company performed its goodwill impairment test as of September 30, 2011, 2010 and 2009, and determined that no adjustment to goodwill was necessary.

The Company experienced a weakness in demand for its products from the fourth quarter of fiscal year 2007 through the second quarter of fiscal year 2009. In response to this downturn, management restructured the business, which resulted in a change in reporting units and operating segments. The Company reallocated goodwill to each of its newly formed reporting units as of March 31, 2009, based on such factors as the relative fair values of each reporting unit. Goodwill was reallocated to five of the Company’s seven reporting units as of March 31, 2009. This reallocation, in conjunction with a continued downturn in the semiconductor markets indicated that a potential impairment may exist. As such, the Company tested goodwill and other long-lived assets for impairment at March 31, 2009.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined the fair value of each reporting unit as of March 31, 2009 using the Income Approach, specifically the DCF Method. The material assumptions used in the DCF Method include: discount rates and revenue forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity capital. The WACC used to test goodwill is derived from a group of comparable companies. The average WACC used in the March 31, 2009 reallocation of goodwill was 16.2%. Management determines revenue forecasts based on its best estimate of near term revenue expectations which are corroborated by communications with customers, and longer-term projection trends, which are validated by published independent industry analyst reports. Revenue forecasts materially impact the amount of cash flow generated during the five year discrete cash flow period, and also impact the terminal value as that value is derived from projected revenue. The revenue forecasts used in the reallocation and assessment of goodwill as of March 31, 2009 were decreased from previously forecasted levels due to further market deterioration.

For three of the five reporting units containing goodwill at March 31, 2009, the Company determined that the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed for each of those three reporting units. After completing the required steps of the goodwill impairment test, a goodwill impairment of $71.8 million was recorded as of March 31, 2009.

Under GAAP, the Company is required to test certain long-lived assets when indicators of impairment are present. The Company determined that impairment indicators were present for certain of our long-lived assets as of March 31, 2009. The long-lived assets in question were tested for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, which resulted in the determination that the carrying amounts were not recoverable. The fair values of each potentially impaired long-lived asset group were then evaluated to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. The Company estimated future cash flows over the remaining useful life of each intangible asset, which ranged from approximately 3 to 8 years, and used a discount rate of approximately 16%. As a result of this analysis, management determined that an impairment loss of $35.1 million had occurred as of March 31, 2009, and allocated that loss among the long-lived assets of the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The impairment charge was allocated as follows: $19.6 million related to completed technology intangible assets; $1.2 million to trade name intangible assets; $13.4 million to customer relationship intangible assets and $0.9 million to property, plant and equipment. Further, during the three months ended June 30, 2009, the Company recorded an additional impairment charge of $0.4 million for property, plant and equipment related to the closure and outsourcing of a small manufacturing operation located in the United States. The total impairment charges related to long-lived assets for fiscal 2009 are summarized as follows (in thousands):

Year Ended
September 30,
2009

Reported as cost of sales:
Completed technology intangible asset impairment	$19,608
Property, plant and equipment impairment	1,316

Subtotal, reported as cost of sales	20,924

Reported as operating expense:
Trade name intangible asset impairment	1,145
Customer relationship intangible asset impairment	13,443

Subtotal, reported as operating expense	14,588

$35,512

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s goodwill by business segment at September 30, 2011 and 2010 are as follows (in thousands):

	Brooks	Brooks	Brooks
	Products	Global	Life Science	Contract
	Solutions	Services	Systems	Manufacturing	Other	Total

Gross goodwill at September 30, 2009	$485,844	$151,238	$—	$18,593	$7,421	$663,096
Acquisitions and adjustments during fiscal 2010	—	—	—	—	—	—

Gross goodwill at September 30, 2010	485,844	151,238	—	18,593	7,421	663,096
Acquisitions and adjustments during fiscal 2011	—	—	36,589	—	—	36,589

Gross goodwill at September 30, 2011	$485,844	$151,238	$36,589	$18,593	$7,421	$699,685

Accumulated goodwill impairments at September 30, 2009	$(437,706)	$(151,238)	$—	$(18,593)	$(7,421)	$(614,958)
Impairments recorded during fiscal 2010	—	—	—	—	—	—

Accumulated goodwill impairments at September 30, 2010	(437,706)	(151,238)	—	(18,593)	(7,421)	(614,958)
Impairments recorded during fiscal 2011	—	—	—	—	—	—

Accumulated goodwill impairments at September 30, 2011	$(437,706)	$(151,238)	$—	$(18,593)	$(7,421)	$(614,958)

Goodwill, less accumulated impairments at September 30, 2010	$48,138	$—	$—	$—	$—	$48,138

Goodwill, less accumulated impairments at September 30, 2011	$48,138	$—	$36,589	$—	$—	$84,727

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2011			September 30, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Patents	$7,808	$6,989	$819	$7,808	$6,886	$922
Completed technology	50,975	39,235	11,740	43,502	37,108	6,394
Trademarks and trade names	3,941	3,719	222	3,779	3,379	400
Customer relationships	49,029	17,496	31,533	18,860	15,453	3,407

	$111,753	$67,439	$44,314	$73,949	$62,826	$11,123

In connection with the acquisitions of Nexus and RTS during fiscal year 2011, the Company allocated a portion of the purchase price to the following intangible assets: Completed Technology — $7.5 million, Customer Relationships - $31.6 million and Trademarks and Trade Names — $0.2 million. For details regarding these

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets see Note 3. These intangible assets will support the products and services provided by the Brooks Life Science Systems segment.

During fiscal year 2010, the Company acquired certain patents and other intellectual property from an entity that had ceased operations. This intellectual property supports certain products in the Company’s Brooks Product Solutions segment. The total cost of this property was $0.9 million, and this cost will be amortized to cost of sales over a ten year life.

Amortization expense for intangible assets was $4.6 million, $3.9 million and $10.2 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2011 is as follows (in millions):

Year ended September 30,
2012	$7.8
2013	5.9
2014	5.2
2015	5.1
2016	4.5
Thereafter	15.8

$44.3

8.	Investment in Affiliates

Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”) with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the years ended September 30, 2011, 2010 and 2009, the Company recorded income associated with UCI of $2.3 million, $0.1 million and $0.1 million, respectively. For the years ended September 30, 2011, 2010 and 2009, management fee payments received by the Company from UCI were $1.1 million, $0.7 million and $0.6 million, respectively. For the years ended September 30, 2011, 2010 and 2009, the Company incurred charges from UCI for products or services of $0.4 million, $0.3 million and $0.4 million, respectively. At September 30, 2011 and 2010 the Company owed UCI $0.1 million and $0.0 million, respectively, in connection with accounts payable for unpaid products and services. During the fiscal year ended September 30, 2011, the Company received $2.4 million as a cash dividend from UCI.

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the years ended September 30, 2011, 2010 and 2009, the Company recorded income (loss) associated with YBA of $0.5 million, $0.1 million and $(0.4) million, respectively. For the years ended September 30, 2011, 2010 and 2009, the Company earned revenues for sales to YBA of $9.6 million, $13.5 million and $6.7 million, respectively. The amount due from YBA included in accounts receivable at September 30, 2011 and 2010 was $2.2 million and $4.5 million, respectively. For the years ended September 30, 2011, 2010 and 2009, the Company incurred charges from YBA for products and services of $0.3 million, $0.2 million and $0.6 million, respectively. At September 30, 2011 and 2010 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services.

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

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2011	2010	2009

Net income (loss) attributable to Brooks Automation, Inc.	$128,352	$58,982	$(227,858)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	64,549	63,777	62,911
Dilutive common stock options and restricted stock awards	454	397	—

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share	65,003	64,174	62,911

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$1.99	$0.92	$(3.62)

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$1.97	$0.92	$(3.62)

Approximately 387,000, 888,000 and 1,456,000 options to purchase common stock and 413,000, 187,000 and 1,101,000 shares of restricted stock were excluded from the computation of diluted earnings (loss) per share attributable to Brooks Automation, Inc. common stockholders for the years ended September 30, 2011, 2010 and 2009, respectively, as their effect would be anti-dilutive.

10.	Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009

Current:
Federal	$16	$(3,883)	$16
State	1,356	616	13
Foreign	858	521	614

	2,230	(2,746)	643

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(276)	—	—

	$1,954	$(2,746)	$643

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income (loss) before income taxes and equity in earnings (losses) of joint ventures are as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009

Domestic	$111,053	$44,956	$(213,687)
Foreign	16,523	11,108	(13,230)

	$127,576	$56,064	$(226,917)

The differences between the income tax provision and income taxes computed using the applicable U.S. statutory federal tax rate is as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009

Income tax provision (benefit) computed at federal statutory rate	$45,736	$19,622	$(79,420)
State income taxes, net of federal benefit	1,848	699	(1,308)
Net operating loss carryback refund	—	(3,899)	—
Impairments	—	—	25,130
Foreign income taxed at different rates	(1,546)	(1,650)	(1,233)
Dividends	(219)	1,006	1,362
Change in deferred tax asset valuation allowance	(42,608)	(18,423)	55,211
Reduction in uncertain tax positions	(3,719)	(609)	(712)
Other	2,462	508	1,613

Income tax provision (benefit)	$1,954	$(2,746)	$643

The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended September 30,
	2011	2010

Accruals and reserves not currently deductible	$10,357	$9,739
Federal, state and foreign tax credits	22,673	18,178
Depreciation	527	7,946
Amortization	—	4,406
Other assets	3,304	7,463
Net operating loss carryforwards	119,167	139,464
Inventory reserves and valuation	11,650	12,284

Deferred tax assets	167,678	199,480

Intangible amortization	7,378	—
Other liabilities	—	540

Deferred tax liabilities	7,378	540

Valuation allowance	162,208	198,940

Net deferred tax liabilities	$(1,908)	$—

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2011. Given the significant losses incurred in fiscal 2009 and the overall cumulative loss history combined with uncertainties in the global economic environment, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If the Company continues to generate profits in most jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

As of September 30, 2011, the Company had federal, state and foreign net operating loss carryforwards from continuing and discontinued operations of approximately $433.0 million and federal and state research and development tax credit carryforwards of approximately $22.7 million available to reduce future tax liabilities, which expire at various dates through 2031. Included in the net operating loss carryforwards are stock option deductions of approximately $19.5 million. The benefits of these tax deductions approximate $7.0 million of which approximately $4.0 million will be credited to additional paid-in capital upon being realized or recognized.

As a result of ownership changes in previous years, the Company performed a study and determined there was an annual limitation on the federal net operating losses under section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). However, the Company’s utilization of those losses did not exceed the annual limitation amount. Since any unused annual limitation may be carried over to later years, there is no future limitation under section 382 of the Internal Revenue Code on the utilization of the federal net operating loss carryforwards as of September 30, 2011. The Company’s U.S. net operating losses expire at various dates through 2029.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):

	Unrecognized	Interest and
	Tax Benefit	Penalties	Total

Balance at October 1, 2008	$10,463	$1,452	$11,915
Additions for tax positions of prior years	43	483	526
Additions for tax positions related to current year	228	5	233
Reduction for tax positions related to acquired entities in prior years, offset to goodwill	(41)	—	(41)
Reductions for tax positions of prior years	(133)	(169)	(302)
Reductions from lapses in statutes of limitations	(223)	—	(223)
Reductions from settlements with taxing authorities	(426)	(102)	(528)
Foreign exchange rate adjustment	(117)	—	(117)

Balance at September 30, 2009	9,794	1,669	11,463
Additions for tax positions of prior years	3,287	506	3,793
Additions for tax positions related to current year	468	—	468
Reductions for tax positions of prior years	(40)	(19)	(59)
Reductions from lapses in statutes of limitations	(413)	—	(413)
Reductions from settlements with taxing authorities	(193)	(4)	(197)
Foreign exchange rate adjustment	(87)	—	(87)

Balance at September 30, 2010	12,816	2,152	14,968
Additions for tax positions of prior years	184	447	631
Additions for tax positions related to current year	242	—	242
Reductions from lapses in statutes of limitations	(961)	—	(961)
Reductions from settlements with taxing authorities	(3,392)	(610)	(4,002)
Foreign exchange rate adjustment	122	—	122

Balance at September 30, 2011	$9,011	$1,989	$11,000

As of September 30, 2011, 2010 and 2009, the Company had approximately $9.8 million, $12.5 million and $11.5 million, respectively, of unrecognized tax benefits, which if recognized, would affect the effective tax rate. As of September 30, 2011 and 2010, the additional $1.2 million and $2.5 million of unrecognized tax benefits would not impact the Company’s effective rate since they are offset by valuation allowances. The Company recognizes interest related to unrecognized benefits as a component of tax expense, of which $0.4 million, $0.4 million and $0.3 million was recognized for the years ended September 30, 2011, 2010 and 2009, respectively.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company settled an income tax audit during the year that resulted in a $4.0 million reduction in gross unrecognized tax benefits, including $2.8 million that impacted the effective tax rate. The Company has income tax audits in progress in various global jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2006. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefit will be reduced by approximately $3.6 million during the next twelve months primarily as the result of statutes of limitations expiring.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Postretirement Benefits

Defined Benefit Pension Plans

On October 26, 2005, the Company purchased Helix Technology Corporation and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (the “Helix Plan”). The Plan is a final average pay pension plan. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006.

The Company acquired Nexus on July 25, 2011, and in connection with this acquisition, assumed responsibility for the liabilities of the Nexus Biosystems AG Pension Plan (the “Nexus Plan”). The Nexus Plan covers substantially all employees of the Company’s Swiss subsidiary. Admittance for risk benefits (disability and death) is as of January 1 for employees who are 17 or older. Admittance into the pension plan with retirement pension occurs as of January 1 for employees who are age 24 or older. Pension benefits are based on the accumulated savings capital that comprises the sum of all savings credits, plus the credited interest, plus the vested benefits brought in. The amount of the savings credit is based on the employee’s age.

The Company also has a pension plan covering certain employees of its Taiwan subsidiary that were employed by this entity on or before July 1, 2005 (the “Taiwan Plan”). After July 1, 2005, most participants of this plan decided to join a defined contribution plan and as a result, their service earned under the Taiwan Plan was frozen.

The Company uses a September 30th measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets for all plans. The following tables set forth the funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2011 and 2010 for the Plan (in thousands):

	Year Ended September 30,
	2011	2010

Benefit obligation at beginning of year	$15,914	$14,390
Acquisition date benefit obligations from entities acquired during the fiscal year	10,354	—
Service cost	216	100
Interest cost	796	775
Actuarial loss	2,138	1,380
Benefits paid	(356)	(731)
Foreign currency translation	(994)	—

Benefit obligation at end of year	$28,068	$15,914

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	September 30,
	2011	2010

Fair value of assets at beginning of year	$9,990	$5,860
Acquisition date fair value of assets for entities acquired during the fiscal year	9,226	—
Actual return (loss) on plan assets	1,322	657
Disbursements	(356)	(731)
Employer contributions	778	4,204
Employee contributions	76	—
Foreign currency translation	(863)	—

Fair value of assets at end of year	$20,173	$9,990

	September 30,
	2011	2010

Funded status/accrued benefit liability	$(7,895)	$(5,924)

The following table provides pension amounts recorded within the account line items of the Company’s consolidated balance sheets (in thousands):

	September 30,
	2011	2010

Accrued compensation and benefits	$734	$458
Long-term pension liability	7,161	5,466

In addition, accumulated other comprehensive income at September 30, 2011 and 2010 includes unrecognized net actuarial losses of $8.9 million and $8.4 million, respectively. The estimated portion of net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost for the year ended September 30, 2012 is $0.6 million.

Net periodic pension cost consisted of the following (in thousands):

	Year Ended September 30,
	2011	2010	2009

Service cost	$216	$100	$100
Interest cost	796	775	702
Expected return on assets	(764)	(604)	(709)
Amortization of losses	458	327	89
Settlement loss	—	—	888

Net periodic pension cost	$706	$598	$1,070

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss:

	September 30,
	2011	2010

Net loss	$1,502	$1,328
Amortization of net loss	(458)	(327)

Total recognized in other comprehensive income	1,044	1,001

Total recognized in net periodic benefit cost and other comprehensive income	$1,750	$1,599

Certain information for the Plan with respect to accumulated benefit obligations follows (in thousands):

	September 30,
	2011	2010

Projected benefit obligation	$28,068	$15,914
Accumulated benefit obligation	26,663	15,914
Fair value of plan assets	20,173	9,990

Weighted-average assumptions used to determine net cost at September 30, 2011, 2010 and 2009 follows:

	Year Ended September 30,
	2011	2010	2009

Discount rate	3.99%	5.50%	7.12%
Expected return on plan assets	4.68%	8.00%	8.00%
Rate of compensation increase	1.79%	N/A	N/A

Weighted-average assumptions used to determine the pension obligation at September 30, 2011, 2010 and 2009 follows:

	Year Ended September 30,
	2011	2010	2009

Discount rate	3.76%	4.75%	5.50%
Rate of compensation increase	1.79%	N/A	N/A

Compensation increase assumptions for the periodic pension cost and pension obligation apply to the Nexus Plan and Taiwan Plan only.

The Company bases its determination of pension expense or benefit on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of September 30, 2011, under the plans, the Company had cumulative investment losses of approximately $0.2 million, which remain to be recognized in the calculation of the market-related value of assets. The Company also had cumulative other actuarial losses of $9.2 million at September 30, 2011, which are amortized into net periodic benefit costs over the average remaining service period of active participants in the plans.

The discount rate utilized for determining future pension obligations for the Helix Plan is based on the Citigroup Pension Index adjusted for the Plan’s expected cash flows and was 4.38% at September 30, 2011, down from 4.75% at September 30, 2010.

The discount rate utilized for determining the future pension obligations for the Nexus Plan is based on corporate bonds yields for bonds denominated in Swiss francs. This discount rate was 2.30% at September 30, 2011.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long term rate of return on Plan assets used to determine future pension obligations was 4.68% and 6.50% as of September 30, 2011 and 2010, respectively. In developing the expected return on plan assets assumption, the Company evaluated fixed income yield curve data and equity return assumption studies, and applied this data to the expected asset allocation to develop an appropriate projected return on Plan assets.

Helix Plan Assets

The fair value of the Helix Plan assets was $11.6 million, or 58% of total pension plan assets at September 30, 2011. The assets of this plan are invested primarily in debt and equity securities. The investments of this plan are managed by a third party investment manager. The performance of the investment manager is reviewed regularly by an Investment Committee that is comprised of members of senior management. Results for the total portfolio and for each major category of assets are evaluated in comparison with appropriate market indices. The investment portfolio does not, at any time, have a direct investment in Company stock. It may have indirect investment in Company stock, if one of the funds selected by the investment manager invests in Company stock. The investment manager periodically recommends asset allocation changes to the Investment Committee. Due to the frozen status of the plan, the investment return objectives for that plan are to match the investment returns with the timing of future pension liability payments, which recently has led to increased investments in debt securities.

The Helix Plan asset allocation at September 30, 2011 and target allocation at September 30, 2012, by asset category is as follows:

	Percentage of	Target
	Plan Assets at	Allocation at
	September 30,	September 30,
	2011	2012

Equity securities	17%	15% - 30%
Debt securities	67	50% - 70%
Other	4	0% - 10%
Cash	12	0% - 20%

	100%

Plan Assets of Non-U.S. Plans

The fair value of plan assets for the Nexus Plan and Taiwan Plan were $8.1 million and $0.5 million, respectively, at September 30, 2011. As is customary with Swiss pension plans, the assets of the Nexus Plan are invested in a collective fund with multiple employers through a Swiss insurance company. Investment holdings are primarily in highly rated debt securities. The assets of the Taiwan Plan are invested with a trustee that has been selected by the Taiwan government. The Company has no investment authority over the assets of either the Nexus Plan or the Taiwan Plan. The asset allocation of the plan assets of the non-U.S. plans at September 30, 2011 was as follows:

Percentage of
Plan Assets at
September 30,
2011

Equity securities	5%
Debt securities	79
Other	15
Cash	1

100%

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of pension assets by asset category and by level at September 30, 2011 were as follows (in thousands):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total

Fixed income securities:
Short duration bond mutual funds	$468	—	—	$468
Intermediate duration bond mutual funds	1,761	—	—	1,761
Long-term duration bond mutual funds	5,414	—	—	5,414
Other investments:
Global allocation mutual funds	2,929	—	—	2,929
Swiss Life collective foundation	—	8,046	—	8,046
Taiwan collective trust	—	483	—	483
Cash and cash equivalents	1,072	—	—	1,072

Total	$11,644	$8,529	$—	$20,173

See Note 5 for a description of the levels of inputs used to determine fair value measurements.

During the fourth quarter of fiscal year 2011, the Company made a voluntary contribution of $0.2 million to the Helix Plan, which was in addition to the $0.6 million of required minimum contributions made to this plan throughout fiscal year 2011. The Company made required minimum contributions throughout fiscal year 2011 to all of its plans of $0.6 million. The Company expects to contribute $0.7 million to its plans in fiscal 2012 to meet minimum funding targets.

Expected benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

2012	$1,193
2013	403
2014	797
2015	815
2016	877
2017-2021	6,481

The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

The Company’s contribution expense for worldwide defined contribution plans was $2.9 million, $2.6 million and $2.7 million for the years ended September 30, 2011, 2010 and 2009, respectively.

The Company has a Supplemental Key Executive Retirement Plan (acquired with Helix) which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company did not record additional retirement costs for the years ended September 30, 2011, 2010 and 2009, in connection with this plan. At September 30, 2011 and 2010, the Company had $0.1 million accrued for benefits payable under the Supplemental Key Executive Retirement Plan.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Preferred Stock

At September 30, 2011 and 2010 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares were issued and outstanding at September 30, 2011 and 2010. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

13.	Stock Plans

Amended and Restated 2000 Equity Incentive Plan

The purposes of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 9,000,000 shares of common stock were reserved for issuance under the 2000 Plan. As of September 30, 2011, 283,375 options are outstanding and 4,816,527 shares remain available for grant.

During the year ended September 30, 2011, the Company issued 754,874 shares of restricted stock or units under the Amended and Restated 2000 Equity Incentive Plan, net of cancellations. These restricted stock awards generally have the following vesting schedules: immediate; three year vesting in which one-half vest at the end of Year 2 and one-half vest at the end of Year 3; and three year vesting in which one-third vest at the end of Year 1, one-third vest at the end of Year 2 and one-third vest at the end of Year 3. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the difference between the fair market value of the Company’s common stock on the date of grant and the amount received from the employee. In addition, in fiscal 2011, the Company granted 175,500 restricted stock awards net of cancellations to senior management, the number of shares ultimately issued will be measured at the end of fiscal year 2013 and is dependent upon the achievement of certain financial performance goals. These awards are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

1998 Employee Equity Incentive Plan

The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals, and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. On February 26, 2003, the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited options. From February 26, 2003 through September 30, 2011, 3,204,320 options were forfeited due to employee terminations. On August 5, 2009, the Board of Directors voted not to issue any further shares out of the 1998 Plan. A total of 8,500 options are outstanding under the 1998 Plan as of September 30, 2011.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1993 Non-Employee Director Stock Option Plan

The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of the Company. Options granted under the Directors Plan generally vested over a period of five years and generally expired ten years from the date of grant. A total of 10,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2011.

Stock Options of Acquired Companies

In connection with the acquisition of Helix on October 26, 2005, the Company assumed the outstanding options of multiple stock option plans that were adopted by Helix. At acquisition, 689,622 options to purchase Helix common stock were outstanding and converted into 765,480 options to purchase the Company’s Common Stock. A total of 68,262 options are outstanding and 449,683 shares remain available for grant under the Helix plans as of September 30, 2011. The Company does not intend to issue any additional options under the Helix stock option plan.

Stock Option Activity

Aggregate stock option activity for all the above plans for the year ended September 30, 2011 is as follows:

	2011
		Weighted-
		Average		Aggregate
		Remaining	Weighted	Intrinsic
		Contractual	Average	Value (In
	Shares	Term	Price	Thousands)

Options outstanding at beginning of year	764,621		$18.94
Exercised	(1,554)		$3.62
Forfeited/expired	(392,930)		$23.12

Options outstanding at end of year	370,137	0.9 years	$14.57	$10

Vested and unvested expected to vest at end of year	370,137	0.9 years	$14.57	$10

Options exercisable at end of year	370,137	0.9 years	$14.57	$10

Options available for future grant	5,266,210

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $8.15 as of September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted in fiscal 2011, 2010 or 2009. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $15,000, $3,000 and $0, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2011, 2010 and 2009 was $6,000, $19,000 and $0, respectively.

As of September 30, 2011 there was no future compensation cost related to stock options as all outstanding stock options have vested.

The Company settles employee stock option exercises with newly issued common shares.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on information currently available, the Company believes that, although certain options may have been granted in violation of its applicable option plans, those options are valid and enforceable obligations of the Company.

Restricted Stock Activity

Restricted stock for the year ended September 30, 2011 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of September 30, 2011 and changes during the year is as follows:

	2011
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at beginning of year	1,313,203	$9.40
Awards granted	1,046,000	11.27
Awards vested	(652,588)	11.41
Awards canceled	(115,626)	8.65

Outstanding at end of year	1,590,989	$10.15

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

The weighted average grant date fair value of restricted stock granted during fiscal 2010 and fiscal 2009 was $8.73 and $4.28 per share, respectively. The fair value of restricted stock awards vested during fiscal 2011, 2010 and 2009 was $7.4 million, $6.8 million and $4.4 million, respectively. Included in fiscal 2010 was $1.4 million of compensation expense related to the fiscal year 2009 variable compensation award.

As of September 30, 2011, the unrecognized compensation cost related to nonvested restricted stock is $10.9 million and will be recognized over an estimated weighted average amortization period of 1.8 years.

1995 Employee Stock Purchase Plan

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 3,000,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2011, 2,707,905 shares of common stock have been purchased under the 1995 Plan and 292,095 shares remain available for purchase.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring Costs and Accruals

Fiscal 2011 Activities

The Company recorded a charge to continuing operations of $1.0 million in the year ended September 30, 2011 for restructuring costs. Of this amount, $0.7 million related to workforce reductions and $0.3 million related to facility costs. The severance costs are comprised of $0.3 million of severance for the elimination of 19 employees, including 13 employees in the Brooks Life Science Systems segment resulting from the consolidation of certain functions as the operations of RTS and Nexus are combined into one operating segment, and $0.4 million of adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs relate to facilities exited in previous years. The Company has reached the end of the lease period for all of its exited leased facilities as of September 30, 2011, and does not expect further restructure costs related to these facilities. The accruals for workforce reductions are expected to be paid over the next twelve months.

Fiscal 2010 Activities

The Company recorded a charge to continuing operations of $2.5 million in the year ended September 30, 2010 for restructuring costs. Of this amount, $0.9 million related to workforce reductions and $1.6 million related to facility costs. The severance costs primarily included adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs included $0.4 million to amortize the deferred discount on multi-year facility restructuring liabilities. In addition, the Company revised the present value discounting of multi-year facility related restructuring liabilities during the first quarter of fiscal year 2010 when certain accounting errors were identified in its prior period financial statements that, individually and in aggregate, are not material to its financial statements taken as a whole for any related prior periods, and recorded a charge of $1.2 million. These facility charges are primarily related to a facility exited in fiscal year 2002, for which the lease ended in July 2011.

Fiscal 2009 Activities

The Company recorded a charge to continuing operations of $12.8 million in the year ended September 30, 2009 for restructuring costs. Of this amount, $11.1 million related to workforce reductions and $0.6 million related to costs to vacate a manufacturing facility in the United States, and other restructuring costs of $1.1 million. The workforce reductions consisted of $11.1 million of severance costs associated with workforce reductions of 450 employees in operations, service and administrative functions across all the main geographies in which the Company operates. The restructuring charges by segment for fiscal 2009 were: Brooks Product Solutions — $5.6 million, Brooks Global Services — $3.3 million and Contract Manufacturing — $1.4 million. In addition, the Company incurred $2.5 million of restructuring charges in fiscal 2009 that were related to general corporate functions that support all of its segments.

The activity related to the Company’s restructuring accruals is below (in thousands):

	Fiscal 2011 Activity
	Balance			Balance
	September 30,			September 30,
	2010	Expense	Utilization	2011

Facilities and other	$3,509	$310	$(3,819)	$—
Workforce-related	—	726	(433)	293

	$3,509	$1,036	$(4,252)	$293

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2010 Activity
	Balance			Balance
	September 30,			September 30,
	2009	Expense	Utilization	2010

Facilities	$6,289	$1,584	$(4,364)	$3,509
Workforce-related	1,372	945	(2,317)	—

	$7,661	$2,529	$(6,681)	$3,509

	Fiscal 2009 Activity
	Balance			Balance
	September 30,			September 30,
	2008	Expense	Utilization	2009

Facilities	$9,658	$1,769	$(5,138)	$6,289
Workforce-related	3,005	11,037	(12,670)	1,372

	$12,663	$12,806	$(17,808)	$7,661

15.	Segment and Geographic Information

Effective as of the beginning of the third quarter of fiscal year 2011, the Company implemented a financial reporting structure that included three segments: Brooks Product Solutions, Brooks Global Services and Contract Manufacturing. This structure was implemented in response to changes in the Company’s management structure and in anticipation of the sale of its Contract Manufacturing segment. Effective as of the beginning of the fourth quarter of fiscal year 2011, the Company added a fourth segment, Brooks Life Science Systems, which includes the operations of the businesses acquired from RTS and Nexus, which have been consolidated into one operating segment. The Company has reclassified prior year data due to the changes made in its reportable segments.

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

The Brooks Life Science Systems segment provides automated sample management systems including automated sample storage, automated blood fractionation equipment, sample preparation and handling equipment, consumables, parts and support services to wide range of Life Science customers including pharmaceutical companies, biotechnology companies, biobanks, national laboratories, research institutes and research universities.

The Contract Manufacturing segment provided services to build equipment front-end modules and other subassemblies which enable the Company’s customers to effectively develop and source high quality and high reliability process tools for semiconductor and adjacent market applications. The Company sold this segment in the Asset Sale which closed on June 28, 2011.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks	Brooks	Brooks
	Product	Global	Life Science	Contract
	Solutions	Services	Systems	Manufacturing	Total

Year ended September 30, 2011
Revenues
Product	$451,287	$14,786	$7,715	$137,329	$611,117
Services	—	74,058	2,930	—	76,988

	$451,287	$88,844	$10,645	$137,329	$688,105

Gross profit	$171,801	$31,750	$2,260	$17,210	$223,021
Segment operating income (loss)	$64,921	$13,293	$(4,684)	$10,649	$84,179
Depreciation	$8,597	$2,481	$543	$1,000	$12,621
Assets	$235,322	$52,354	$101,331	$—	$389,007
Year ended September 30, 2010
Revenues
Product	$362,524	$13,740	$—	$155,543	$531,807
Services	—	61,165	—	—	61,165

	$362,524	$74,905	$—	$155,543	$592,972

Gross profit	$128,479	$20,354	$—	$17,462	$166,295
Segment operating income	$40,143	$3,805	$—	$8,335	$52,283
Depreciation	$9,465	$2,843	$—	$2,255	$14,563
Assets	$227,408	$53,564	$—	$57,024	$337,996
Year ended September 30, 2009
Revenues
Product	$132,337	$7,557	$—	$27,365	$167,259
Services	—	51,447	—	—	51,447

	$132,337	$59,004	$—	$27,365	$218,706

Gross profit (loss)	$15,140	$6,478	$—	$(6,690)	$14,928
Segment operating loss	$(70,326)	$(10,227)	$—	$(16,128)	$(96,681)
Depreciation	$8,979	$3,841	$—	$2,822	$15,642
Assets	$183,861	$57,151	$—	$24,462	$265,474

Revenues from the Brooks Product Solutions segment for the fiscal years ended September 30, 2011, 2010 and 2009 include intercompany sales of $49.2 million, $62.9 million and $11.2 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues for the Contract Manufacturing segment for the fiscal years ended September 30, 2011, 2010 and 2009 exclude intercompany sales of $10.7 million, $12.5 million and $1.6 million, respectively, from this segment to the Brooks Product Solutions segment.

A reconciliation of the Company’s reportable segment gross profit to the corresponding consolidated amounts for the years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Segment gross profit	$223,021	$166,295	$14,928
Impairment of long-lived assets	—	—	(20,924)

Total gross profit (loss) from continuing operations	$223,021	$166,295	$(5,996)

A reconciliation of the Company’s reportable segment operating income (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):

	As of and for the Year Ended
	September 30,
	2011	2010	2009

Segment operating income (loss)	$84,179	$52,283	$(96,681)
Other unallocated corporate expenses	1,135	778	6,592
Amortization of acquired intangible assets	2,411	1,969	4,637
Impairment of goodwill	—	—	71,800
Impairment of long-lived assets	—	—	35,512
Restructuring charges	1,036	2,529	12,806

Total operating income (loss)	$79,597	$47,007	$(228,028)

Segment assets	$389,007	$337,996
Investments in cash equivalents, marketable securities, joint ventures and other unallocated corporate net assets	247,613	180,228

Total assets	$636,620	$518,224

Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009

North America	$349,456	$322,542	$115,734
Asia/Pacific	244,524	203,172	68,393
Europe	94,125	67,258	34,579

	$688,105	$592,972	$218,706

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets, consisting of property, plant and equipment by geographic area are as follows (in thousands):

	Year Ended September 30,
	2011	2010

North America	$55,295	$60,263
Asia/Pacific	1,920	3,076
Europe	11,381	330

	$68,596	$63,669

16.	Significant Customers

The Company had two customers that each accounted for more than 10% of revenues, at 15% and 13%, respectively, in the year ended September 30, 2011. The Company had three customers that each accounted for more than 10% of revenues, at 21%, 15% and 10%, respectively, in the year ended September 30, 2010. The Company had one customer that accounted for more than 10% of revenues, at 14%, in the year ended September 30, 2009. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at September 30, 2011. The Company had one customer that accounted for more than 10% of its accounts receivable balance at September 30, 2010.

17.	Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	September 30,
	2011	2010

Accounts receivable	$77,318	$92,764
Less allowance for doubtful accounts	617	491

	$76,701	$92,273

The allowance for doubtful accounts activity for the years ended September 30, 2011, 2010 and 2009 were as follows (in thousands):

	Balance at		Reversals of		Balance at
	Beginning of		Bad Debt	Write-offs and	End of
Description	Period	Provisions	Expense	Adjustments	Period

2011 Allowance for doubtful accounts	$491	$—	$—	$126	$617
2010 Allowance for doubtful accounts	719	125	(192)	(161)	491
2009 Allowance for doubtful accounts	1,366	419	—	(1,066)	719

	September 30,
	2011	2010

Inventories, net (in thousands)
Raw materials and purchased parts	$65,770	$79,972
Work-in-process	29,460	22,392
Finished goods	12,424	13,423

	$107,654	$115,787

Reserves for excess and obsolete inventory were $24.7 million, $23.8 million and $27.7 million at September 30, 2011, 2010 and 2009, respectively. The Company recorded charges/credits to reserves for excess and

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obsolete inventory of $2.2 million, $(1.9) million and $12.8 million in fiscal 2011, 2010 and 2009, respectively. The net credits recorded for fiscal 2010 are related to the sales of previously reserved items. The Company reduced the reserves for excess and obsolete inventory by $3.5 million, $1.5 million and $1.4 million, in fiscal 2011, 2010 and 2009, respectively, for disposals of inventory. For fiscal 2011, the reserves for excess and obsolete inventory were increased by $2.5 million for acquisitions, net of divestitures.

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):

Balance at September 30, 2008	$8,174
Accruals for warranties during the year	8,534
Settlements made during the year	(11,010)

Balance at September 30, 2009	5,698
Accruals for warranties during the year	17,948
Settlements made during the year	(15,451)

Balance at September 30, 2010	8,195
Adjustments for acquisitions and divestitures	698
Accruals for warranties during the year	11,299
Settlements made during the year	(12,754)

Balance at September 30, 2011	$7,438

18.	Commitments and Contingencies

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2021. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2011, 2010 and 2009 was $4.9 million, $4.7 million and $4.8 million, respectively. Future minimum lease commitments on non-cancelable operating leases, lease income and sublease income are as follows (in thousands):

	Operating	Sublease
	Leases	Income

Year ended September 30, 2012	$6,575	$60
2013	6,348	—
2014	4,695	—
2015	2,861	—
2016	1,286	—
Thereafter	2,863	—

	$24,628	$60

The Company is a guarantor on a lease in Mexico that expires in January 2013. As of September 30, 2011, the remaining payments under this lease are approximately $0.5 million.

At September 30, 2011, the Company had $1.8 million of outstanding letters of credit.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Company has non-cancelable contracts and purchase orders for inventory of $47.9 million at September 30, 2011.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations.

19.	Subsequent Events

On November 8, 2011, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on December 30, 2011 to common stockholders of record on December 9, 2011. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Exhibits

Exhibit
No.	Description

3.01	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005 (the “Helix S-4”), as amended on September 22, 2005).
3.02	Certificate of Designations of the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.03 of the Company’s registration statement on Form S-3 (Reg. No. 333-34487), filed on August 27, 1997).
3.03	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Helix S-4, as amended on September 22, 2005).
3.04	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Helix S-4).
3.05	Certificate of Increase of Shares Designated as the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 of the Helix S-4).
3.06	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company (incorporated herein by reference to Exhibit 3.6 of the Helix S-4).
3.07	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated herein by reference to Exhibit 3.8 of the Helix S-4).
3.08	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.9 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010, as filed on November 23, 2010 (“2010 10-K”)).
3.09	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.10 to the Company’s 2010 10-K).
3.10	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.12 to the Company’s 2010 10-K).
3.11	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).
4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s registration statement on Form S-3 (Reg. No. 333-88320), filed on May 15, 2002).
10.01	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.01 to the Company’s 2010 10-K).
10.02	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation (incorporated herein by reference to Exhibit 10.02 to the 2010 10-K).
10.03	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.03 to the Company’s 2010 10-K).
10.04	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-2 (Reg. No. 2-84880) filed by Helix Technology Corporation)).
10.05	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company’s registration statement on Form S-1 (Reg. No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”)).
10.06	Employment Agreement, effective as of January 28, 2008, by and between Brooks Automation, Inc. and Martin S. Headley (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 31, 2008).
10.07	Employment Agreement, effective as of October 26, 2005, by and between Brooks Automation, Inc. and Steven A. Michaud (incorporated herein by reference to Exhibit 10.09 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008, filed on November 26, 2008 (the “2008 10-K”)).

Exhibit
No.	Description

10.08	Employment Agreement, effective as of April 5, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed on May 6, 2010).
10.09	1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (Reg. No. 333-22717), filed on March 4, 1997).
10.10	1995 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the Company’s 2010 10-K).
10.11	Amended and Restated 2000 Equity Incentive Plan, restated as of December 29, 2008 (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2008, filed on February 9, 2009).
10.12	Helix Technology Corporation 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005).
10.13	Helix Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005).
10.14	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s 2010 10-K).
10.15	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s 2010 10-K).
10.16	Form of 2000 Equity Incentive Plan Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s 2010 10-K).
10.17	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 to the Company’s 2010 10-K).
10.18	Form of Restricted Stock Unit Award Notice.
10.19	Non-Employee Directors Stock Grant/Restricted Stock Unit Election Form (incorporated herein by reference to Exhibit 10.40 to the Company’s 2010 10-K).
10.20	Brooks Automation, Inc. Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.25 to the Company’s 2010 10-K).
10.21	Amendment No. 2008-01 to the Brooks Automation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).
10.22	Helix Technology Corporation Employees’ Pension Plan, as amended and restated including amendments effective through December 31, 2010.
10.23	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002 (incorporated herein by reference to Exhibit 10.28 to the Company’s 2008 10-K).
10.24	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002 (incorporated herein by reference to Exhibit 10.29 to the Company’s 2008 10-K).
10.25	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee (incorporated herein by reference to Exhibit 10.30 to the 2010 10-K).
10.26	Factory Lease Advanced Agreement among Sang Chul Park, Young Ja Kim, Joon Ho Park, Brooks Automation Asia, Ltd. and Brooks Automation Korea, Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s 2010 10-K).
10.27	Lease dated September 6, 2001 between The Harry Friedman and Edith B. Friedman Revocable Living Trust Dated May 15, 1986 et al as Lessor and the Company (IGC — Polycold Systems Inc.) as Lessee (incorporated herein by reference to Exhibit 10.37 to the Company’s 2010 10-K).
10.28	Lease dated August 8, 2008 between the Company and Koll/Intereal Bay Area for 4051 Burton Drive, Santa Clara, CA (incorporated herein by reference to Exhibit 10.38 to the Company’s 2008 10-K).

Exhibit
No.	Description

10.29	Standard Industrial lease dated May 31, 2010 by and between Brooks Automation, Inc. (formerly Nexus Biosystems, Inc.) and Crest Partners-Poway One Danielson for 14100 Danielson Street, Building 100, Poway, California.
10.30	Agreement and Plan of Merger among Nexus Biosystems, Inc. and Spurs Acquisition, Inc., a wholly-owned subsidiary of Brooks Automation, Inc., and Telegraph Hill Partners Management Company LLC, dated as of July 25, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on July 29, 2011).
10.31	Master Purchase and Sale Agreement by and among Brooks Automation, Inc., Celestica Oregon LLC, 2281392 Ontario Inc., and, for the limited purposes set forth therein, Celestica, Inc., dated as of April 20, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on April 26, 2011).
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).
31.01	Rule 13a-14(a), 15d-14(a) Certification.
31.02	Rule 13a-14(a), 15d-14(a) Certification.
32	Section 1350 Certification.
101	The following material from the Company’s Annual Report on Form 10-K, for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/s/ Stephen S. Schwartz
Stephen S. Schwartz
Chief Executive Officer

Date: November 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Schwartz Stephen S. Schwartz	Director and Chief Executive Officer (Principal Executive Officer)	November 28, 2011

/s/ Martin S. Headley Martin S. Headley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 28, 2011

/s/ Timothy S. Mathews Timothy S. Mathews	Vice President and Corporate Controller (Principal Accounting Officer)	November 28, 2011

/s/ A. Clinton Allen A. Clinton Allen	Director	November 28, 2011

/s/ Joseph R. Martin Joseph R. Martin	Director	November 28, 2011

/s/ John K. McGillicuddy John K. McGillicuddy	Director	November 28, 2011

/s/ Krishna G. Palepu Krishna G. Palepu	Director	November 28, 2011

/s/ Chong Sup Park Chong Sup Park	Director	November 28, 2011

/s/ Kirk P. Pond Kirk P. Pond	Director	November 28, 2011

/s/ Alfred Woollacott III Alfred Woollacott III	Director	November 28, 2011

/s/ Mark S. Wrighton Mark S. Wrighton	Director	November 28, 2011