Form 10-Q
period 2011-12-31
BROOKS AUTOMATION INC
filed 2012-02-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 27, 2012: Common stock, $0.01 par value and 66,251,665 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31, 2011	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$49,213	$58,833
Restricted cash	863	1,293
Marketable securities	79,465	65,695
Accounts receivable, net	73,684	76,701
Inventories, net	102,612	107,654
Prepaid expenses and other current assets	10,467	10,348

Total current assets	316,304	320,524
Property, plant and equipment, net	67,349	68,596
Long-term marketable securities	65,826	81,290
Goodwill	88,440	84,727
Intangible assets, net	45,547	44,314
Equity investment in joint ventures	35,357	34,612
Other assets	2,981	2,557

Total assets	$621,804	$636,620

Liabilities and equity
Current liabilities
Accounts payable	$34,257	$40,199
Deferred revenue	11,980	14,073
Accrued warranty and retrofit costs	7,293	7,438
Accrued compensation and benefits	13,150	17,288
Accrued restructuring costs	321	293
Accrued income taxes payable	3,387	4,015
Accrued expenses and other current liabilities	14,040	12,433

Total current liabilities	84,428	95,739
Income taxes payable	11,706	11,728
Long-term pension liability	7,239	7,161
Other long-term liabilities	3,677	3,394

Total liabilities	107,050	118,022

Contingencies (Note 16)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,716,314 shares issued and 66,254,445 shares outstanding at December 31, 2011, 79,737,189 shares issued and 66,275,320 shares outstanding at September 30, 2011	797	797
Additional paid-in capital	1,810,829	1,809,287
Accumulated other comprehensive income	16,273	19,480
Treasury stock at cost, 13,461,869 shares at December 31, 2011 and September 30, 2011	(200,956)	(200,956)
Accumulated deficit	(1,112,786)	(1,110,599)

Total Brooks Automation, Inc. stockholders’ equity	514,157	518,009
Noncontrolling interest in subsidiaries	597	589

Total equity	514,754	518,598

Total liabilities and equity	$621,804	$636,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended December 31,
	2011	2010
Revenues
Product	$97,098	$161,189
Services	23,130	17,178

Total revenues	120,228	178,367

Cost of revenues
Product	64,289	108,973
Services	15,582	12,075

Total cost of revenues	79,871	121,048

Gross profit	40,357	57,319

Operating expenses
Research and development	11,949	8,898
Selling, general and administrative	26,742	24,478
Restructuring charges	203	214

Total operating expenses	38,894	33,590

Operating income	1,463	23,729
Interest income	279	275
Interest expense	(7)	(1)
Other income, net	346	161

Income before income taxes and equity in earnings of joint ventures	2,081	24,164
Income tax provision	300	988

Income before equity in earnings of joint ventures	1,781	23,176
Equity in earnings of joint ventures	1,225	310

Net income	$3,006	$23,486
Net income attributable to noncontrolling interests	(8)	—

Net income attributable to Brooks Automation, Inc.	$2,998	$23,486

Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$0.05	$0.37

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.05	$0.36

Shares used in computing earnings per share
Basic	64,812	64,263
Diluted	65,309	64,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three months ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$3,006	$23,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,268	4,274
Stock-based compensation	1,743	1,209
Amortization of premium on marketable securities	654	410
Undistributed earnings of joint ventures	(1,225)	(310)
Gain on disposal of long-lived assets	—	(13)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	3,935	4,949
Inventories	5,874	(11,289)
Prepaid expenses and other current assets	(490)	2,117
Accounts payable	(5,910)	(3,424)
Deferred revenue	(2,427)	(330)
Accrued warranty and retrofit costs	(152)	(314)
Accrued compensation and benefits	(4,270)	(2,810)
Accrued restructuring costs	32	(985)
Accrued expenses and other current liabilities	(929)	713

Net cash provided by operating activities	5,109	17,683

Cash flows from investing activities
Purchases of property, plant and equipment	(2,063)	(1,638)
Purchases of marketable securities	(23,579)	(38,704)
Sale/maturity of marketable securities	24,549	25,225
Acquisition, net of cash acquired	(8,716)	—
Decrease in restricted cash	430	—

Net cash used in investing activities	(9,379)	(15,117)

Cash flows from financing activities
Common stock dividend paid	(5,185)	—

Net cash used in financing activities	(5,185)	—

Effects of exchange rate changes on cash and cash equivalents	(165)	(77)

Net increase (decrease) in cash and cash equivalents	(9,620)	2,489
Cash and cash equivalents, beginning of period	58,833	59,823

Cash and cash equivalents, end of period	$49,213	$62,312

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2011. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.

Recently Enacted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting requirements of goodwill, which requires a qualitative approach to considering impairment for a reporting unit with zero or negative carrying value. On October 1, 2011 the Company adopted this standard, which had no impact on its financial position or results of operations.

In December 2010, the FASB issued an amendment to the accounting requirements of business combinations, which establishes accounting and reporting standards for pro forma revenue and earnings of the combined entity for the current and comparable reporting periods. On October 1, 2011 the Company adopted this standard, which had no impact on its financial position or results of operations.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments which change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance will be effective for the Company on January 1, 2012 and the Company does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This amendment is effective for annual periods beginning after December 15, 2011. Other than a change in presentation, the Company does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. On October 1, 2011 the Company adopted this standard and will apply this guidance in the future, which is not expected to have an impact on its financial position or results of operations.

2. Stock-Based Compensation

The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2011 and 2010 (in thousands):

	Three months ended December 31,
	2011	2010
Restricted stock	$1,595	$1,092
Employee stock purchase plan	148	117

	$1,743	$1,209

The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted. The fair value per share of restricted stock is equal to the excess of the quoted price of the Company’s common stock over the exercise price of the restricted stock on the date of grant. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Restricted stock with market-based vesting criteria is valued using a lattice model.

During the three months ended December 31, 2011, the Company granted 1,377,000 shares of restricted stock to members of senior management of which 369,250 shares vest over the service period and the remaining 1,007,750 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014. Total compensation expense on these awards is a maximum of $17.4 million. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement against performance targets. Changes to the projected attainment against performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

During the three months ended December 31, 2011, the Company’s Chief Executive Officer was granted an award of 100,000 cash settled phantom units, which are subject to the same vesting terms as the performance-based restricted stock units. The Company’s unaudited consolidated balance sheet at December 31, 2011 includes a liability of approximately $25,000 for the earned portion of this potential cash payment.

Stock Option Activity

The following table summarizes stock option activity for the three months ended December 31, 2011:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2011	370,137		$14.57
Forfeited/expired	(113,375)		17.23

Outstanding at December 31, 2011	256,762	1 year	$13.39	$63
Vested at December 31, 2011	256,762	1 year	$13.39	$63
Options exercisable at December 31, 2011	256,762	1 year	$13.39	$63

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $10.27 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted during the three months ended December 31, 2011 and 2010. There were no stock option exercises in the three months ended December 31, 2011 and 2010. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2011 and 2010 was $0.

As of December 31, 2011 there was no future compensation cost related to stock options as all outstanding stock options have vested.

Restricted Stock Activity

A summary of the status of the Company’s restricted stock as of December 31, 2011 and changes during the three months ended December 31, 2011 is as follows:

	Three months ended December 31, 2011
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2011	1,590,989	$10.15
Awards granted	1,573,500	10.69
Awards vested	(51,666)	7.91

Outstanding at December 31, 2011	3,112,823	$10.23

The fair value of restricted stock awards vested during the three months ended December 31, 2011 and 2010 was $0.4 million and $4.3 million, respectively.

As of December 31, 2011, the unrecognized compensation cost related to restricted stock that is expected to vest is $17.3 million and will be recognized over an estimated weighted average amortization period of 2.2 years.

Employee Stock Purchase Plan

There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2011 and 2010.

3. Acquisition

On December 30, 2011, the Company acquired the Celigo® Cell Cytometer product line (“Celigo”) from Cyntellect, Inc., for $8.7 million in cash, plus a deferred cash payment of $0.5 million that is payable on June 29, 2012. The Celigo product line provides life science customers with cellular imaging in a high-throughput, easy-to-use and affordable platform. Celigo is based in San Diego, California, and will be immediately integrated into the Company’s nearby Poway, California-based life sciences operation. The Celigo product line resides in the Brooks Life Science Systems segment. The acquisition of Celigo provides a complementary analysis tool for customers currently using the Company’s automated sample management systems.

The assets and liabilities associated with Celigo were recorded at their fair values as of the acquisition date and the preliminary amounts follow (in thousands):

Accounts receivable	$896
Inventory	1,139
Property, plant and equipment	202
Completed technology	3,540
Trademarks and trade names	70
Goodwill	3,713
Accounts payable	(13)
Deferred revenue	(326)
Other current liabilities	(6)

Total purchase price, net of cash acquired	$9,215

The estimated fair value attributed to the completed technologies was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 25%. The fair value of the completed technologies will be amortized over a period of 6 years on a straight-line basis, which approximates the pattern in which the economic benefits of the completed technologies are expected to be realized.

The fair value of the trade names will be amortized over 6 years on a straight-line basis, which approximates the pattern in which the economic benefits of the trade names will be realized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. Goodwill arising from the acquisition will be deductible for tax purposes.

Celigo’s operating results have been included in the Company’s results of operations from the acquisition date. Pro forma results are not provided as Celigo’s results of operations were not material. Transaction costs related to this acquisition were $105,000 for the quarter ended December 31, 2011, and are included in selling, general and administrative expense.

4. Goodwill

The components of the Company’s goodwill by business segment at December 31, 2011 are as follows (in thousands):

	Brooks Products Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Other	Total
Gross goodwill at September 30, 2011	$485,844	$151,238	$36,589	$18,593	$7,421	$699,685
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(18,593)	(7,421)	(614,958)

Goodwill, less accumulated impairments at September 30, 2011	$48,138	$—	$36,589	$—	$—	$84,727

Acquisitions and adjustments during the three months ended December 31, 2011	—	—	3,713	—	—	3,713

Goodwill, less accumulated impairments at December 31, 2011	$48,138	$—	$40,302	$—	$—	$88,440

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2011			September 30, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,015	$793	$7,808	$6,989	$819
Completed technology	54,527	40,001	14,526	50,975	39,235	11,740
Trademarks and trade names	4,012	3,817	195	3,941	3,719	222
Customer relationships	48,634	18,601	30,033	49,029	17,496	31,533

	$114,981	$69,434	$45,547	$111,753	$67,439	$44,314

5. Income Taxes

The Company recorded an income tax provision of $0.3 million for the three months ended December 31, 2011. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

The Company recorded an income tax provision of $1.0 million for the three months ended December 31, 2010. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

The Company continued to provide a full valuation allowance for its net deferred tax assets at December 31, 2011, as Brooks believes it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. The Company will continue to assess the need for a valuation allowance in future periods. If the Company continues to generate profits in most of its jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

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

6. Earnings per Share

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended December 31,
	2011	2010
Weighted average common shares outstanding used in computing basic earnings per share	64,812	64,263
Dilutive common stock options and restricted stock awards	497	212

Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,309	64,475

Approximately 332,000 and 480,000 options to purchase common stock and 959,000 and 223,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended December 31, 2011 and 2010, respectively, as their effect would be anti-dilutive.

7. Comprehensive Income (Loss)

The calculation of the Company’s comprehensive income (loss) for the three months ended December 31, 2011 and 2010 is as follows (in thousands):

	Three months ended December 31,
	2011	2010
Net income	$3,006	$23,486
Change in cumulative translation adjustment	(3,217)	953
Unrealized gain (loss) on marketable securities	93	(191)
Actuarial loss	(84)	—

Comprehensive income (loss)	(202)	24,248
Comprehensive (loss) attributable to noncontrolling interests	(8)	—

Comprehensive income (loss) attributable to Brooks Automation, Inc.	$(210)	$24,248

8. Segment Information

The Company reports financial results in four segments: Brooks Product Solutions, Brooks Global Services, Brooks Life Science Systems and Contract Manufacturing. A description of segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Intersegment revenues between Brooks Product Solutions and Contract Manufacturing were eliminated from Contract Manufacturing revenues. The profits reported on intercompany transactions are based on the transfer prices charged which approximates fair value to third parties. Other unallocated corporate expenses (primarily certain legal costs associated with the Company’s past equity incentive-related practices and costs to indemnify a former executive in connection with these matters), amortization of acquired intangible assets (excluding completed technology) and restructuring are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon various cost drivers associated with the respective administrative function, including segment revenues, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude investments in joint ventures, marketable securities and cash equivalents.

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Total
Three months ended December 31, 2011
Revenues
Product	$85,294	$2,377	$9,427	$—	$97,098
Services	—	19,717	3,413	—	23,130

	$85,294	$22,094	$12,840	$—	$120,228

Gross profit	$28,401	$7,136	$4,820	$—	$40,357
Segment operating income (loss)	$1,085	$2,949	$(633)	$—	$3,401

Three months ended December 31, 2010
Revenues
Product	$112,001	$3,298	$—	$45,890	$161,189
Services	—	17,178	—	—	17,178

	$112,001	$20,476	$—	$45,890	$178,367

Gross profit	$43,090	$7,267	$—	$6,962	$57,319
Segment operating income	$17,471	$2,510	$—	$4,643	$24,624
Assets
December 31, 2011	$217,841	$55,987	$111,523	$—	$385,351
September 30, 2011	$235,322	$52,354	$101,331	$—	$389,007

Revenues for the Brooks Product Solutions segment for the three months ended December 31, 2010 include intercompany sales of $16.5 million from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the three months ended December 31, 2010 exclude intercompany sales of $3.8 million from this segment to the Brooks Product Solutions segment.

A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three month periods ended December 31, 2011 and 2010 is as follows (in thousands):

	Three months ended December 31,
	2011	2010
Segment operating income	$3,401	$24,624
Other unallocated corporate expenses	518	231
Amortization of acquired intangible assets	1,217	450
Restructuring charges	203	214

Total operating income	$1,463	$23,729

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2011 and September 30, 2011 is as follows (in thousands):

	December 31, 2011	September 30, 2011
Segment assets	$385,351	$389,007
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	236,453	247,613

Total assets	$621,804	$636,620

9. Significant Customers

The Company had one customer that accounted for more than 10% of revenues, at 13%, in the three months ended December 31, 2011. The Company had three customers that each accounted for more than 10% of revenues, at 21%, 15% and 10%, respectively, in the three months ended December 31, 2010.

A portion of the Company’s revenues are sold to a contract manufacturer which in turn sells to the original equipment manufacturer, or “OEM”. The Company monitors revenue by OEM. Based on this analysis, one customer accounted for greater than 10% of revenues, at 17%, in the three months ended December 31, 2011. The Company did not have this contract manufacturing relationship during the quarter ended December 31, 2010, so the significant customers for that period were not impacted.

10. Restructuring-Related Charges and Accruals

The Company recorded charges to operations of $203,000 in the three months ended December 31, 2011 for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment in response to the recent declines in demand from semiconductor equipment customers.

The Company recorded charges to operations of $214,000 in the three months ended December 31, 2010 which consisted of severance costs of $165,000 and facility related restructuring costs of $49,000. The severance charges primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs are primarily related to the amortization of a deferred discount on multi-year facility restructuring liabilities. The Company no longer has facility related restructuring costs as of September 30, 2011.

The activity for the three months ended December 31, 2011 and 2010 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended December 31, 2011
	Balance September 30, 2011	Expense	Utilization	Balance December 31, 2011
Workforce-related	$293	$203	$(175)	$321

	Activity — Three Months Ended December 31, 2010
	Balance September 30, 2010	Expense	Utilization	Balance December 31, 2010
Facilities and other	$3,509	$49	$(1,033)	$2,525
Workforce-related	—	165	(165)	—

	$3,509	$214	$(1,198)	$2,525

11. Employee Benefit Plans

On October 26, 2005, the Company purchased Helix Technology Corporation and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (the “Helix Plan”). The Plan is a final average pay pension plan. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006. The Company expects to contribute $0.7 million in contributions to the Helix Plan in fiscal 2012.

The Company acquired Nexus on July 25, 2011, and in connection with this acquisition, assumed responsibility for the liabilities of the Nexus Biosystems AG Pension Plan (the “Nexus Plan”). The Nexus Plan covers substantially all employees of the Company’s Swiss subsidiary. Admittance for risk benefits (disability and death) is as of January 1 for employees who are 17 or older. Admittance into the pension plan with retirement pension occurs as of January 1 for employees who are age 24 or older. Pension benefits are based on the accumulated savings credits plus interest. The amount of the savings credit is based on the employee’s age. The Company expects to contribute $0.3 million to the Nexus Plan in fiscal 2012.

The Company also has a pension plan covering certain employees of its Taiwan subsidiary that were employed by this entity on or before July 1, 2005 (the “Taiwan Plan”). After July 1, 2005, most participants of this plan decided to join a defined contribution plan and as a result, their service earned under the Taiwan Plan was frozen.

The components of the Company’s net pension cost related to the Helix Plan, the Nexus Plan and the Taiwan Plan for the three months ended December 31, 2011 and 2010 is as follows (in thousands):

	Three months ended December 31,
	2011	2010
Service cost	$151	$25
Interest cost	249	185
Amortization of losses	115	114
Expected return on assets	(235)	(180)

Net periodic pension cost	$280	$144

12. Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2011	September 30, 2011
Accounts receivable	$74,229	$77,318
Less allowances	545	617

	$73,684	$76,701

Inventories, net
Raw materials and purchased parts	$66,851	$65,770
Work-in-process	23,465	29,460
Finished goods	12,296	12,424

	$102,612	$107,654

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three months ended December 31, 2011 and 2010 is as follows (in thousands):

Activity — Three Months Ended December 31, 2011

Balance September 30, 2011	Adjustments for acquisitions and divestitures	Accruals	Settlements	Balance December 31, 2011
$7,438	$7	$3,518	$(3,670)	$7,293

Activity — Three Months Ended December 31, 2010

Balance September 30, 2010	Accruals	Settlements	Balance December 31, 2010
$8,195	$2,509	$(2,822)	$7,882

13. Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended December 31, 2011 and 2010, the Company recorded income associated with UCI of $1.0 million and $0.2 million, respectively. At December 31, 2011, the carrying value of UCI in the Company’s consolidated balance sheet was $31.1 million. For the three months ended December 31, 2011 and 2010, management fee payments received by the Company from UCI were $0.4 million and $0.2 million, respectively. For the three months ended December 31, 2011 and 2010, the Company incurred charges from UCI for products or services of $0.3 million and $0.1 million, respectively. At December 31, 2011 and September 30, 2011 the Company owed UCI $0.2 million and $0.1 million, respectively, in connection with accounts payable for unpaid products and services.

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended December 31, 2011 and 2010, the Company recorded income associated with YBA of $0.2 million and $0.1 million, respectively. At December 31, 2011, the carrying value of YBA in the Company’s consolidated balance sheet was $4.3 million. For the three months ended December 31, 2011 and 2010, revenues earned by the Company from YBA were $2.1 million and $3.3 million, respectively. The amount due from YBA included in accounts receivable at December 31, 2011 and September 30, 2011 was $2.3 million and $2.2 million, respectively. For the three months ended December 31, 2011 and 2010, the Company incurred charges from YBA for products or services of $0.1 million. At December 31, 2011 and September 30, 2011 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services.

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

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of December 31, 2011 and September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
U.S. Treasury securities and obligations of U.S. government agencies	$46,055	$25	$(5)	$46,075
Corporate securities	70,567	60	(152)	70,475
Mortgage-backed securities(1)	1,522	21	(52)	1,491
Other debt securities	262	—	—	262
Municipal securities	24,028	13	(10)	24,031
Bank certificate of deposits	2,956	1	—	2,957

	$145,390	$120	$(219)	$145,291

September 30, 2011:
U.S. Treasury securities and obligations of U.S. government agencies	$53,342	$17	$(21)	$53,338
Corporate securities	66,045	50	(203)	65,892
Mortgage-backed securities(2)	786	26	(3)	809
Other debt securities	434	—	—	434
Municipal securities	24,915	9	(67)	24,857
Bank certificate of deposits	1,655	—	—	1,655

	$147,177	$102	$(294)	$146,985

(1)	Fair value amounts include approximately $0.7 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.
(2)	Fair value amounts include approximately $0.7 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

The fair value of the marketable securities at December 31, 2011 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value
Due in one year or less	$79,465
Due after one year through five years	62,035
Due after ten years	3,791

$145,291

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$11,707	$11,707	$—	$—
Available-for-sale securities	145,291	70,475	74,816	—

Total Assets	$156,998	$82,182	$74,816	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$9,576	$9,576	$—	$—
Available-for-sale securities	146,985	63,331	83,654	—

Total Assets	$156,561	$72,907	$83,654	$—

Cash Equivalents

Cash equivalents of $11.7 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $70.5 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $74.8 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

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

In connection with the agreement to settle the Section 16(b) Action, the Company reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers (the “Global Settlement Agreement”) to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to the Global Settlement Agreement, Mr. Therrien agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of 150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers have agreed to pay Brooks a net sum of approximately $3.5 million. This payment would resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.

On May 17, 2011, the court in the Section 16(b) Action held a hearing to determine the fairness of the proposed settlement in that action. Following the hearing, the court approved that settlement, finding that the settlement in the Section 16(b) Action and the Global Settlement Agreement were both in the best interest of the parties and the Company’s shareholders. On June 16, 2011, the settlement of the Section 16(b) Action became final and the Company received $1.3 million in settlement proceeds of which 50% will be paid to the Company’s insurance company and the remaining 50% has been recorded as income. On February 1, 2012, the court approved Mr. Therrien’s settlement with the SEC. With the case settled, the Company will receive additional net insurance proceeds to reimburse litigation related costs previously incurred of approximately $3.5 million which will be recorded as a reduction to Selling, General & Administrative costs during the three months ended March 31, 2012.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations.

17. Subsequent Events

On January 6, 2012, the Company acquired primarily intangible assets from Intevac, Inc. for $3.0 million. This purchase will enhance the Company’s development efforts towards its next generation of semiconductor automation tools.

On February 8, 2012, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on March 30, 2012 to common stockholders of record on March 9, 2012. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 65% of our consolidated revenues for fiscal year 2011 and 51% for the first three months of fiscal year 2012. We have targeted certain non-semiconductor revenue opportunities, made acquisitions and completed a divestiture which has led to an increase in the non-semiconductor portion of our revenues. The non-semiconductor markets served by us include life sciences, industrial capital equipment and other adjacent markets which include clean energy.

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. Demand for our products has been impacted by these cyclical industry conditions. We expect the semiconductor equipment market will continue to be a key end market for our products, however, we intend to acquire and develop technologies that will create opportunities outside of the semiconductor market. We completed the following acquisitions to expand our life sciences product offering:

•	RTS Life Sciences (“RTS”), a United Kingdom-based provider of automation solutions to the life sciences markets, acquired on April 1, 2011 for $3.4 million, net of cash on hand;

•	Nexus Biosystems, Inc. (“Nexus”), a California-based provider of automation solutions and consumables to the life sciences markets on July 25, 2011 for $84.9 million, net of cash on hand;

•

The Celigo® Cell Cytometer product line from Cyntellect Inc., a life sciences product used for cellular imaging, acquired on December 30, 2011 for $8.7 million in cash, plus a deferred cash payment of $0.5 million that is payable on June 29, 2012.

On June 28, 2011, we sold the assets of our extended factory contract manufacturing business to affiliates of Celestica, Inc. for total consideration of $81.8 million. The revenues generated by this business were from semiconductor capital equipment companies.

Although we have entered into transactions to expand the non-semiconductor portions of our business, we will continue to make investments to maintain and grow our semiconductor product and service offerings. On January 6, 2012, we acquired primarily intangible assets from Intevac, Inc. for $3.0 million. We will use these assets in the development of our next generation of semiconductor automation tools. We expect to expense a considerable portion of this asset purchase as an in-process research and development cost in our second quarter of fiscal 2012.

We report financial results in four segments: Brooks Product Solutions, Brooks Global Services, Brooks Life Science Systems and Contract Manufacturing. This financial reporting structure was implemented effective as of the beginning of our fourth quarter of fiscal year 2011 in response to changes in our management structure as well as the acquisition of two life science companies in the second half of fiscal 2011. Historic results included in this quarterly report have been reclassified where applicable to conform to this new operating segment structure.

The Brooks Product Solutions segment provides a variety of products critical to technology equipment productivity and availability. Those products include atmospheric and vacuum tool automation systems, atmospheric and vacuum robots and robotic modules and cryogenic vacuum pumping, thermal management and vacuum measurement solutions which are used to create, measure and control critical process vacuum applications.

The Brooks Global Services segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts support services to maximize customer tool productivity.

The Brooks Life Science Systems segment provides automated sample management systems for automated cold sample storage, automated blood fractionation equipment, sample preparation and handling equipment, cellular imaging, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks, national laboratories, research institutes and research universities.

The Contract Manufacturing segment provided services to build equipment front-end modules, vacuum transport modules and other subassemblies which enable our customers to effectively source high quality and high reliability process tools for semiconductor market applications. We sold this segment on June 28, 2011.

Three Months Ended December 31, 2011, Compared to Three Months Ended December 31, 2010

Revenues

We reported revenues of $120.2 million for the three months ended December 31, 2011, compared to $178.4 million in the same prior year period, a decrease of 33%. These decreases were primarily due to the sale of our Contract Manufacturing segment in June 2011, which decreased revenues by $45.9 million as compared to the same prior year period and reduced demand for our products, primarily from our semiconductor equipment customers, which reduced our revenues by $26.7 million as compared to the same prior year period. These decreases were partially offset by a $1.6 million increase in revenues for our Brooks Global Services segment and the RTS and Nexus acquisitions which increased revenues by $12.8 million as compared to the same prior year period. Recent demand for semiconductor capital equipment has improved, and we expect this improvement in demand along with continued growth in our Brooks Life Sciences revenues to result in higher revenues in the near term as compared to the revenues achieved in the three months ended December 31, 2011.

Our Brooks Product Solutions segment reported revenues of $85.3 million for the three months ended December 31, 2011, a decrease of 24% from $112.0 million in the same prior year period. These decreases were mostly attributable to lower volumes of shipments to semiconductor capital equipment customers, which decreased by $21.2 million as compared to the same prior year period.

Our Brooks Global Services segment reported revenues of $22.1 million for the three months ended December 31, 2011, an 8% increase from $20.5 million in the same prior year period. Revenues for this segment include service revenues for service contract and repair services that totaled $19.7 million for the three months ended December 31, 2011, as compared to $17.2 million in the same prior year period. The balance of revenues for this segment includes the sale of spare parts.

Our Brooks Life Science Systems segment reported revenues of $12.8 million for the three months ended December 31, 2011. The increase of the $12.8 million is due to the acquisition in the second half of fiscal 2011 of RTS and Nexus.

Our Contract Manufacturing segment reported revenues of $45.9 million for the three months ended December 31, 2010. This segment was sold on June 28, 2011.

Revenues for the Brooks Product Solutions segment for the three months ended December 31, 2010 include intercompany sales of $16.5 million from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the three months ended December 31, 2010 exclude intercompany sales of $3.8 million from this segment to the Brooks Product Solutions segment.

Gross Margin

Gross margin percentage increased to 33.6% for the three months ended December 31, 2011, compared to 32.1% for the same prior year period. This increase was primarily attributable to a more favorable product mix with the addition of our higher margin Brooks Life Science Systems segment and the sale of our lower margin Contract Manufacturing segment. The increase was partially offset by the charges for excess and obsolete inventory which decreased gross margin percentage by 0.9%, and the reduction in demand for our products from semiconductor equipment customers, which led to reduced production and lower absorption of our fixed costs.

Gross margin percentage for our Brooks Product Solutions segment decreased to 33.3% for the three months ended December 31, 2011 as compared to 38.5% in the same prior year period. The decrease in gross margin percentage was primarily due to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs. In addition, increased charges for excess and obsolete inventory reduced gross margin percentage by 0.4%.

Gross margin percentage for our Brooks Global Services segment decreased to 32.3% for the three months ended December 31, 2011 as compared to 35.5% in the same prior year period. This decrease was primarily attributable to an increase in charges for excess and obsolete inventories which reduced gross margin percentage by 1.8% along with a less favorable revenue mix.

Gross margin percentage for our Brooks Life Science Systems segment was 37.5% for the three months ended December 31, 2011, and has been reduced by 2.8% to expense the step-up in value of inventories resulting from purchase accounting and 2.4% for amortization of completed technology intangible assets.

Gross margin percentage for our Contract Manufacturing segment for the three months ended December 31, 2010 was 15.2%. The sale of this lower gross margin segment at the end of our third quarter of fiscal year 2011 has led to an overall increase in our post sale gross margin percentage.

Research and Development

Research and development, or R&D, expenses for the three months ended December 31, 2011 were $11.9 million, an increase of $3.0 million, compared to $8.9 million in the same prior year period. This increase includes $2.1 million of R&D expenses for Nexus and RTS, which were not included in the same prior year period, as well as increased expenses to enhance our current product offerings and internally create products and services to grow longer-term revenues for technology markets outside of the semiconductor market.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses were $26.7 million for the three months ended December 31, 2011, an increase of $2.2 million compared to $24.5 million in the same prior year period. The increase is primarily attributable to the acquisitions of Nexus and RTS, which increased SG&A costs by $3.1 million, including $0.8 million of amortization of intangible assets. Other cost increases include $0.5 million of higher consulting costs in connection with our initiatives to improve certain operating efficiencies and $0.5 million of higher professional fees which include $0.2 million of costs to close recent acquisitions. These increases have been partially offset by a $1.9 million reduction of SG&A costs due to the sale of our Contract Manufacturing segment which is no longer in our SG&A cost structure.

Restructuring Charges

We recorded charges to operations of $203,000 in the three months ended December 31, 2011 for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment in response to the recent declines in demand from semiconductor equipment customers.

We recorded a restructuring charge of $214,000 in the three months ended December 31, 2010 which consisted of severance costs of $165,000 and facility related restructuring costs of $49,000. The severance charges primarily include adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs are primarily related to the amortization of a deferred discount on multi-year facility restructuring liabilities. We no longer have facility related restructuring costs as of September 30, 2011.

Interest Income

Interest income was $0.3 million for each of the three month periods ended December 31, 2011 and 2010. The cash balances available for investing have increased during the three months ended December 31, 2011 as compared to the same prior year period. However, lower interest rates available in the short to intermediate term fixed income market have fully offset the cash balance increases.

Other Income, Net

Other income, net, was $0.3 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively, and consist primarily of joint venture management fee income.

Income Tax Provision

We recorded an income tax provision of $0.3 million and $1.0 million for the three months ended December 31, 2011 and 2010, respectively. These provisions substantially consist of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits. We continued to provide a full valuation allowance for our net deferred tax assets at December 31, 2011, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. We will continue to assess the need for a valuation allowance in future periods. If we continue to generate profits in most of our jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was $1.0 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively. This increase was the result of a 76% increase in revenues along with a 9% increase in the value of the Japanese yen, which is the functional currency for this joint venture. We expect income associated with UCI to decrease in the near term due to slowing demand for UCI products. The income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.2 million and $0.1 million for the three months ended December 31, 2011 and 2010, respectively.

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

At December 31, 2011, we had cash, cash equivalents and marketable securities aggregating $194.5 million. This amount was comprised of $49.2 million of cash and cash equivalents, $79.5 million of investments in short-term marketable securities and $65.8 million of investments in long-term marketable securities.

Cash and cash equivalents were $49.2 million at December 31, 2011, a decrease of $9.6 million from September 30, 2011. This decrease was primarily due to a cash outflow of $8.7 million in connection with the acquisition of Celigo, payment of cash dividends of $5.2 million and $2.1 million of capital expenditures. These uses of cash were partially offset by cash provided by operating activities of $5.1 million and $1.0 million of net sales of marketable securities.

Cash provided by operating activities was $5.1 million for the three months ended December 31, 2011, and was comprised of net income of $3.0 million, and further increased by $7.7 million for non-cash related charges such as $5.3 million of depreciation and amortization and $1.7 million of stock-based compensation. Cash provided by operations was offset by $4.3 million of increases in working capital, primarily due to the payment of our annual incentive compensation in the current quarter which was expensed in the prior fiscal year. Further, cash provided by operations was partially offset by $1.2 million of undistributed earnings of our joint ventures which is a non-cash income item.

Cash used in investing activities was $9.4 million for the three months ended December 31, 2011, and is principally comprised of $8.7 million in connection with the acquisition of Celigo and $2.1 million of capital expenditures. Cash used in investing activities was partially offset by net sales of marketable securities of $1.0 million and a $0.4 million decrease in restricted cash related to expirations of certain cash collateralized international letters of credit. Capital expenditures include $0.8 million for building renovations and $0.4 million for the implementations of software, including further international implementations of our Oracle ERP system and a new global Human Resource Information System.

Cash used in financing activities for the three months ended December 31, 2011 is comprised of $5.2 million for our quarterly cash dividend paid on December 30, 2011.

At December 31, 2011, we had approximately $2.2 million of letters of credit outstanding.

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

On February 8, 2012, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.2 million will be paid on March 30, 2012 to shareholders of record at the close of business on March 9, 2012. This dividend is our third consecutive quarterly dividend. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of the semiconductor capital equipment market. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended December 31,
	2011	2010
Net income attributable to Brooks Automation, Inc.	$2,998	$23,486
Interest income, net	(272)	(274)
Provision for income taxes	300	988
Depreciation and amortization	5,268	4,274

EBITDA	$8,294	$28,474

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended December 31,
	2011	2010
EBITDA	$8,294	$28,474
Stock-based compensation	1,743	1,209
Restructuring costs	203	214
Purchase accounting impact on sales contracts	360	—
Merger costs	221	—

Adjusted EBITDA	$10,821	$29,897

The decrease in EBITDA for the three months ended December 31, 2011 as compared to the same prior year period was primarily related to the $58.1 million decrease in revenues. For a further discussion of the factors impacting our revenues, see the discussion of our results of operations above.

Stock-based compensation increased for the three months ended December 31, 2011 as compared to the same prior year period due to the granting of additional awards during the 2012 period.

For a discussion of our restructuring charges, see the discussion of our results of operations above.

Merger costs include $105,000 of transactions costs for the acquisition of the Celigo product line, and $116,000 of additional transaction costs related to the Nexus acquisition.

Recently Enacted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting requirements of goodwill, which requires a qualitative approach to considering impairment for a reporting unit with zero or negative carrying value. On October 1, 2011 we adopted this standard, which had no impact on our financial position or results of operations.

In December 2010, the FASB issued an amendment to the accounting requirements of business combinations, which establishes accounting and reporting standards for pro forma revenue and earnings of the combined entity for the current and comparable reporting periods. On October 1, 2011 we adopted this standard, which had no impact on our financial position or results of operations.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments which change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance will be effective for us on January 1, 2012 and we do not believe that the adoption of this guidance will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This amendment is effective for annual periods beginning after December 15, 2011. Other than a change in presentation, we do not believe that the adoption of this guidance will have a material impact on our financial position or results of operations.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. On October 1, 2011 we adopted this standard and will apply this guidance in the future, which is not expected to have an impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the three months ended December 31, 2011, the unrealized gain on marketable securities was $93,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.2 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 29% of our total sales for the three months ended December 31, 2011. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $20.2 million at December 31, 2011, and relate to the Euro, sterling and a variety of Asian currencies. We incurred a foreign currency loss of $0.1 million for the three months ended December 31, 2011, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2011 would result in a $2.0 million change in our net income. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days.

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

In connection with the agreement to settle the Section 16(b) Action, the Company reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers (the “Global Settlement Agreement”) to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to the Global Settlement Agreement, Mr. Therrien agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of 150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers have agreed to pay Brooks a net sum of approximately $3.5 million. This payment would resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.

On May 17, 2011, the court in the Section 16(b) Action held a hearing to determine the fairness of the proposed settlement in that action. Following the hearing, the court approved that settlement, finding that the settlement in the Section 16(b) Action and the Global Settlement Agreement were both in the best interest of the parties and the Company’s shareholders. On June 16, 2011, the settlement of the Section 16(b) Action became final and the Company received $1.3 million in settlement proceeds of which 50% will be paid to the Company’s insurance company and the remaining 50% has been recorded as income. On February 1, 2012, the court approved Mr. Therrien’s settlement with the SEC. With the case settled, the Company will receive additional net insurance proceeds to reimburse litigation related costs previously incurred of approximately $3.5 million which will be recorded as a reduction to Selling, General & Administrative costs during the three months ended March 31, 2012.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2011. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 — 31, 2011	—	$—	—
November 1 — 30, 2011	—	—	—
December 1 — 31, 2011	20,875	9.62	20,875

Total	20,875	$9.62	20,875

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: February 9, 2012	/s/ MARTIN S. HEADLEY
Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: February 9, 2012	/s/ TIMOTHY S. MATHEWS
Timothy S. Mathews
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.