Form 10-Q
period 2012-03-31
BROOKS AUTOMATION INC
filed 2012-05-10
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 27, 2012: Common stock, $0.01 par value and 66,314,805 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31, 2012	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$81,155	$58,833
Restricted cash	817	1,293
Marketable securities	71,057	65,695
Accounts receivable, net	80,492	76,701
Inventories, net	105,065	107,654
Prepaid expenses and other current assets	10,051	10,348

Total current assets	348,637	320,524
Property, plant and equipment, net	66,676	68,596
Long-term marketable securities	52,059	81,290
Goodwill	88,440	84,727
Intangible assets, net	43,881	44,314
Equity investment in joint ventures	33,924	34,612
Other assets	3,059	2,557

Total assets	$636,676	$636,620

Liabilities and equity
Current liabilities
Accounts payable	$46,048	$40,199
Deferred revenue	10,595	14,073
Accrued warranty and retrofit costs	7,281	7,438
Accrued compensation and benefits	12,820	17,288
Accrued restructuring costs	120	293
Accrued income taxes payable	3,273	4,015
Accrued expenses and other current liabilities	13,329	12,433

Total current liabilities	93,466	95,739
Income taxes payable	10,318	11,728
Long-term pension liability	7,209	7,161
Other long-term liabilities	3,401	3,394

Total liabilities	114,394	118,022

Contingencies (Note 16)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,778,340 shares issued and 66,316,471 shares outstanding at March 31, 2012, 79,737,189 shares issued and 66,275,320 shares outstanding at September 30, 2011	798	797
Additional paid-in capital	1,813,848	1,809,287
Accumulated other comprehensive income	16,710	19,480
Treasury stock at cost, 13,461,869 shares at March 31, 2012 and September 30, 2011	(200,956)	(200,956)
Accumulated deficit	(1,108,720)	(1,110,599)

Total Brooks Automation, Inc. stockholders’ equity	521,680	518,009
Noncontrolling interest in subsidiaries	602	589

Total equity	522,282	518,598

Total liabilities and equity	$636,676	$636,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenues
Product	$117,621	$174,936	$214,719	$336,125
Services	21,716	17,715	44,846	34,893

Total revenues	139,337	192,651	259,565	371,018

Cost of revenues
Product	75,443	118,661	139,732	227,634
Services	15,612	12,316	31,194	24,391

Total cost of revenues	91,055	130,977	170,926	252,025

Gross profit	48,282	61,674	88,639	118,993

Operating expenses
Research and development	12,529	9,442	24,478	18,340
Selling, general and administrative	24,270	25,245	51,012	49,723
Restructuring charges	42	246	245	460
In-process research and development	3,026	—	3,026	—

Total operating expenses	39,867	34,933	78,761	68,523

Operating income	8,415	26,741	9,878	50,470
Interest income	273	261	552	536
Interest expense	—	(28)	(7)	(29)
Other income (expense), net	(51)	256	295	417

Income before income taxes and equity in earnings of joint ventures	8,637	27,230	10,718	51,394
Income tax provision (benefit)	(659)	1,035	(359)	2,023

Income before equity in earnings of joint ventures	9,296	26,195	11,077	49,371
Equity in earnings of joint ventures	195	408	1,420	718

Net income	$9,491	$26,603	$12,497	$50,089
Net income attributable to noncontrolling interests	(5)	(18)	(13)	(18)

Net income attributable to Brooks Automation, Inc.	$9,486	$26,585	$12,484	$50,071

Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$0.15	$0.41	$0.19	$0.78

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.14	$0.41	$0.19	$0.77

Shares used in computing earnings per share
Basic	65,038	64,516	64,925	64,388
Diluted	65,828	65,061	65,552	64,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$12,497	$50,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,621	8,312
Stock-based compensation	4,924	3,616
Amortization of premium on marketable securities	1,244	921
Undistributed earnings of joint ventures	(1,420)	(718)
(Gain) loss on disposal of long-lived assets	(47)	14
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(2,951)	(6,199)
Inventories	3,540	(9,744)
Prepaid expenses and other current assets	(732)	2,853
Accounts payable	5,894	(4,807)
Deferred revenue	(3,949)	92
Accrued warranty and retrofit costs	(172)	(538)
Accrued compensation and benefits	(5,630)	(2,443)
Accrued restructuring costs	(168)	(1,956)
Accrued expenses and other current liabilities	(1,954)	(574)

Net cash provided by operating activities	21,697	38,918

Cash flows from investing activities
Purchases of property, plant and equipment	(4,384)	(3,175)
Purchases of marketable securities	(39,097)	(71,225)
Sale/maturity of marketable securities	61,970	37,551
Acquisition, net of cash acquired	(8,716)	—
Decrease (increase) in restricted cash	476	(3,788)

Net cash provided by (used in) investing activities	10,249	(40,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	842	681
Common stock dividend paid	(10,442)	—

Net cash (used in) provided by financing activities	(9,600)	681

Effects of exchange rate changes on cash and cash equivalents	(24)	543

Net increase (decrease) in cash and cash equivalents	22,322	(495)
Cash and cash equivalents, beginning of period	58,833	59,823

Cash and cash equivalents, end of period	$81,155	$59,328

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

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments which change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012 the Company adopted this standard, which had no impact on its financial position or results of operations.

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

2. Stock-Based Compensation

The following table reflects stock-based compensation expense recorded during the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Restricted stock	3,030	2,275	4,625	3,367
Employee stock purchase plan	151	132	299	249

	$3,181	$2,407	$4,924	$3,616

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

During the three months ended December 31, 2011 and March 31, 2012, the Company granted 1,377,000 shares and 150,000 shares, respectively, of restricted stock to members of senior management of which 369,250 shares and 37,500 shares, respectively, vest over the service period and the remaining 1,007,750 shares and 112,500 shares, respectively, vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014. Total compensation expense on these awards is a maximum of $19.4 million. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement against performance targets. Changes to the projected attainment against performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

During the three months ended December 31, 2011, the Company’s Chief Executive Officer was granted an award of 100,000 cash settled phantom units, which are subject to the same vesting terms as the performance-based restricted stock units. The Company’s unaudited consolidated balance sheet at March 31, 2012 includes a liability of approximately $83,000 for this potential cash payment.

Stock Option Activity

The following table summarizes stock option activity for the six months ended March 31, 2012:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2011	370,137		$14.57
Exercised	(13,320)		7.75
Forfeited/expired	(131,135)		17.35

Outstanding at March 31, 2012	225,682	0.8 year	$13.35	$61
Vested at March 31, 2012	225,682	0.8 year	$13.35	$61
Options exercisable at March 31, 2012	225,682	0.8 year	$13.35	$61

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $12.33 as of March 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted during the three and six months ended March 31, 2012 and 2011. The total intrinsic value of options exercised during the three and six months ended March 31, 2012 was $56,000. The total intrinsic value of options exercised during the three and six months ended March 31, 2011 was $15,000. The total cash received from participants as a result of stock option exercises during the three and six months ended March 31, 2012 was $103,000. The total cash received from participants as a result of stock option exercises during the three and six months ended March 31, 2011 was $6,000.

As of March 31, 2012 there was no future compensation cost related to stock options as all outstanding stock options have vested.

Restricted Stock Activity

A summary of the status of the Company’s restricted stock as of March 31, 2012 and changes during the six months ended March 31, 2012 is as follows:

	Six months ended March 31, 2012
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2011	1,590,989	$10.15
Awards granted	1,844,482	12.04
Awards vested	(380,364)	9.81
Awards canceled	(19,999)	11.74

Outstanding at March 31, 2012	3,035,108	$10.31

The fair value of restricted stock awards vested during the three months ended March 31, 2012 and 2011 was $3.2 million and $2.0 million, respectively. The fair value of restricted stock awards vested during the six months ended March 31, 2012 and 2011 was $3.6 million and $6.3 million, respectively.

As of March 31, 2012, the unrecognized compensation cost related to restricted stock that is expected to vest is $15.7 million and will be recognized over an estimated weighted average amortization period of 2.1 years.

Employee Stock Purchase Plan

A total of 90,433 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2012 for aggregate proceeds of $0.7 million. A total of 103,684 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2011 for aggregate proceeds of $0.7 million.

3. Acquisition

On December 30, 2011, the Company acquired the Celigo® Cell Cytometer product line (“Celigo”) from Cyntellect, Inc., for $8.7 million in cash, plus a deferred cash payment of $0.5 million that is payable on June 29, 2012. The Celigo product line provides life science customers with cellular imaging in a high-throughput, easy-to-use and affordable platform. Celigo’s operations were based in San Diego, California, and have been integrated into the Company’s nearby Poway, California-based life sciences operation shortly after the acquisition. The Celigo product line resides in the Brooks Life Science Systems segment. The acquisition of Celigo provides a complementary analysis tool for customers currently using the Company’s automated sample management systems.

The assets and liabilities associated with Celigo were recorded at their fair values as of the acquisition date and the amounts follow (in thousands):

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

Celigo’s operating results have been included in the Company’s results of operations from the acquisition date. Pro forma results are not provided as Celigo’s results of operations were not material. Transaction costs related to this acquisition were $105,000 for the first quarter ended December 31, 2011, and are included in selling, general and administrative expense. There were no transaction costs for the second quarter ended March 31, 2012.

During the three months ended March 31, 2012, the Company acquired primarily intellectual property from Intevac, Inc. for $3.0 million. Management evaluated this asset purchase to determine if this acquisition would be considered an acquisition of a business. Since only a limited amount of assets were acquired, management concluded that the inputs and processes required to meet the definition of a business were not acquired in this transaction, therefore, this transaction was treated as the purchase of an asset group. This asset group includes primarily intellectual property that will be utilized in the development of the Company’s next generation of semiconductor automation tools that resides within the Brooks Product Solutions segment. The Company expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012.

4. Goodwill

The components of the Company’s goodwill by business segment at March 31, 2012 are as follows (in thousands):

	Brooks Products Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Other	Total
Gross goodwill at September 30, 2011	$485,844	$151,238	$36,589	$18,593	$7,421	$699,685
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(18,593)	(7,421)	(614,958)

Goodwill, less accumulated impairments at September 30, 2011	$48,138	$—	$36,589	$—	$—	$84,727

Acquisitions and adjustments during the six months ended March 31, 2012	—	—	3,713	—	—	3,713

Goodwill, less accumulated impairments at March 31, 2012	$48,138	$—	$40,302	$—	$—	$88,440

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,041	$767	$7,808	$6,989	$819
Completed technology	54,553	40,917	13,636	50,975	39,235	11,740
Trademarks and trade names	4,013	3,838	175	3,941	3,719	222
Customer relationships	49,037	19,734	29,303	49,029	17,496	31,533

	$115,411	$71,530	$43,881	$111,753	$67,439	$44,314

5. Income Taxes

The Company recorded an income tax benefit of $0.7 million and $0.4 million for the three and six months ended March 31, 2012, respectively. The tax benefit is driven by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations. This benefit is partially offset by provisions substantially consisting of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

The Company recorded an income tax provision of $1.0 million and $2.0 million for the three and six months ended March 31, 2011, respectively. These provisions substantially consist of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

The Company continued to provide a full valuation allowance for its net deferred tax assets at March 31, 2012, as Brooks believes it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. The Company will continue to assess the need for a valuation allowance in future periods. If the Company continues to generate profits in most of its jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2006. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefit will be reduced by approximately $2.5 million during the next twelve months primarily as the result of statutes of limitations expiring.

6. Earnings per Share

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Weighted average common shares outstanding used in computing basic earnings per share	65,038	64,516	64,925	64,388
Dilutive common stock options and restricted stock awards	790	545	627	413

Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,828	65,061	65,552	64,801

Approximately 224,000 and 372,000 options to purchase common stock and 0 and 388,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2012 and 2011, respectively, as their effect would be anti-dilutive. In addition, approximately 278,000 and 419,000 options to purchase common stock and 63,000 and 192,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the six months ended March 31, 2012 and 2011, respectively, as their effect would be anti-dilutive.

7. Comprehensive Income

The calculation of the Company’s comprehensive income for the three and six months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net income	$9,491	$26,603	$12,497	$50,089
Change in cumulative translation adjustment	188	1,637	(3,029)	2,590
Unrealized gain (loss) on marketable securities	253	(35)	346	(226)
Actuarial loss	(3)	(47)	(87)	(47)

Comprehensive income	9,929	28,158	9,727	52,406
Add: Comprehensive income attributable to noncontrolling interests	(5)	(18)	(13)	(18)

Comprehensive income attributable to Brooks Automation, Inc.	$9,924	$28,140	$9,714	$52,388

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

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Total
Three months ended March 31, 2012
Revenues
Product	$103,456	$3,015	$11,150	$—	$117,621
Services	—	18,220	3,496	—	21,716

	$103,456	$21,235	$14,646	$—	$139,337

Gross profit	$35,885	$6,591	$5,806	$—	$48,282
Segment operating income	$7,597	$2,195	$(105)	$—	$9,687
Three months ended March 31, 2011
Revenues
Product	$121,664	$4,149	$—	$49,123	$174,936
Services	—	17,715	—	—	17,715

	$121,664	$21,864	$—	$49,123	$192,651

Gross profit	$47,490	$7,920	$—	$6,264	$61,674
Segment operating income	$20,677	$3,062	$—	$4,000	$27,739
Six months ended March 31, 2012
Revenues
Product	$188,750	$5,392	$20,577	$—	$214,719
Services	—	37,937	6,909	—	44,846

	$188,750	$43,329	$27,486	$—	$259,565

Gross profit	$64,286	$13,727	$10,626	$—	$88,639
Segment operating income	$8,682	$5,144	$(738)	$—	$13,088
Six months ended March 31, 2011
Revenues
Product	$233,665	$7,447	$—	$95,013	$336,125
Services	—	34,893	—	—	34,893

	$233,665	$42,340	$—	$95,013	$371,018

Gross profit	$90,580	$15,187	$—	$13,226	$118,993
Segment operating income	$38,148	$5,572	$—	$8,643	$52,363
Assets
March 31, 2012	$225,588	$57,192	$109,314	$—	$392,094
September 30, 2011	$235,322	$52,354	$101,331	$—	$389,007

Revenues for the Brooks Product Solutions segment for the three months and six months ended March 31, 2011 include intercompany sales of $16.5 million and $33.0 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the three months and six months ended March 31, 2011 exclude intercompany sales of $4.1 million and $7.9 million, respectively, from this segment to the Brooks Product Solutions segment.

A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three and six month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Segment operating income	$9,687	$27,739	$13,088	$52,363
Other unallocated corporate expenses	(2,934)	303	(2,416)	534
Amortization of acquired intangible assets	1,138	449	2,355	899
Restructuring charges	42	246	245	460
In-process research and development	3,026	—	3,026	—

Total operating income	$8,415	$26,741	$9,878	$50,470

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2012 and September 30, 2011 is as follows (in thousands):

	March 31, 2012	September 30, 2011
Segment assets	$392,094	$389,007
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	244,582	247,613

Total assets	$636,676	$636,620

9. Significant Customers

The Company had two customers that accounted for more than 10% of revenues, at 16% and 10%, respectively, in the three months ended March 31, 2012. The Company had three customers that each accounted for more than 10% of revenues, at 18%, 14% and 12%, respectively, in the three months ended March 31, 2011. The Company had one customer that accounted for more than 10% of revenues, at 14%, in the six months ended March 31, 2012. The Company had three customers that each accounted for more than 10% of revenues, at 18%, 15% and 10%, respectively, in the six months ended March 31, 2011.

10. Restructuring-Related Charges and Accruals

The Company recorded charges to operations of $42,000 and $245,000 in the three and six months ended March 31, 2012, respectively, for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions and Brooks Global Services segments in response to the recent declines in demand.

The Company recorded charges to operations of $246,000 and $460,000 in the three and six months ended March 31, 2011, respectively. These charges include severance related costs of $108,000 and $273,000 for the three and six month periods, and facility related costs of $138,000 and $187,000 for the three and six month periods. The severance costs consist primarily of costs to adjust contingent severance arrangements related to general corporate positions eliminated in prior periods. The facility costs relate to facilities exited in previous years. The costs for these exited facilities ended as of September 30, 2011.

The activity for the three and six months ended March 31, 2012 and 2011 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2012
	Balance December 31, 2011	Expense	Utilization	Balance March 31, 2012
Workforce-related	$321	$42	$(243)	$120

	Activity — Three Months Ended March 31, 2011
	Balance December 31, 2010	Expense	Utilization	Balance March 31, 2011
Facilities and other	$2,525	$138	$(1,110)	$1,553
Workforce-related	—	108	(108)	—

	$2,525	$246	$(1,218)	$1,553

	Activity — Six Months Ended March 31, 2012
	Balance September 30, 2011	Expense	Utilization	Balance March 31, 2012
Workforce-related	$293	$245	$(418)	$120

	Activity — Six Months Ended March 31, 2011
	Balance September 30, 2010	Expense	Utilization	Balance March 31, 2011
Facilities and other	$3,509	$187	$(2,143)	$1,553
Workforce-related	—	273	(273)	—

	$3,509	$460	$(2,416)	$1,553

11. Employee Benefit Plans

On October 26, 2005, the Company purchased Helix Technology Corporation and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (the “Helix Plan”). The Plan is a final average pay pension plan. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006. During the quarter ended March 31, 2012, the Company advised participants of the Helix Plan that it intends to settle this pension obligation during fiscal year 2012. This settlement is expected to result in cash payments of approximately $6 million by the Company to fully satisfy the pension liability, and will result in an accelerated amortization of approximately $8 million of prior pension losses. A significant portion of this settlement is expected to occur during fiscal year 2012. Absent this settlement, the Company is required to contribute $0.7 million to the Helix Plan in fiscal 2012.

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

The components of the Company’s net pension cost related to the Helix Plan, the Nexus Plan and the Taiwan Plan for the three and six months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Service cost	$149	$29	$300	$57
Interest cost	248	192	497	385
Amortization of losses	116	116	231	232
Expected return on assets	(235)	(188)	(470)	(375)

Net periodic pension cost	$278	$149	$558	$299

12. Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2012	September 30, 2011
Accounts receivable	$81,175	$77,318
Less allowances	683	617

	$80,492	$76,701

Inventories, net
Raw materials and purchased parts	$68,865	$65,770
Work-in-process	23,539	29,460
Finished goods	12,661	12,424

	$105,065	$107,654

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2012 and 2011 is as follows (in thousands):

Activity — Three Months Ended March 31, 2012

Balance December 31, 2011	Accruals	Settlements	Balance March 31, 2012
$7,293	$3,405	$(3,417)	$7,281

Activity — Three Months Ended March 31, 2011

Balance December 31, 2010	Accruals	Settlements	Balance March 31, 2011
$7,882	$2,412	$(2,627)	$7,667

Activity — Six Months Ended March 31, 2012

Balance September 30, 2011	Adjustments for acquisitions and divestitures	Accruals	Settlements	Balance March 31, 2012
$7,438	$7	$6,923	$(7,087)	$7,281

Activity — Six Months Ended March 31, 2011

Balance September 30, 2010	Accruals	Settlements	Balance March 31, 2011
$8,195	$4,921	$(5,449)	$7,667

13. Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended March 31, 2012 and 2011, the Company recorded income associated with UCI of $0.4 million and $0.5 million, respectively. For the six months ended March 31, 2012 and 2011, the Company recorded income associated with UCI of $1.4 million and $0.7 million, respectively. At March 31, 2012, the carrying value of UCI in the Company’s consolidated balance sheet was $30.1 million. For the three months ended March 31, 2012 and 2011, management fee payments received by the Company from UCI were $0.2 million and $0.3 million, respectively. For the six months ended March 31, 2012 and 2011, management fee payments received by the Company from UCI were $0.6 million and $0.5 million, respectively. For the three months ended March 31, 2012 and 2011, the Company incurred charges from UCI for products or services of $0.2 million and $0.1 million, respectively. For the six months ended March 31, 2012 and 2011, the Company incurred charges from UCI for products or services of $0.5 million and $0.2 million, respectively. At March 31, 2012 and September 30, 2011 the Company owed UCI $0.1 million in connection with accounts payable for unpaid products and services.

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended March 31, 2012 and 2011, the Company recorded a loss associated with YBA of $(0.2) million and $(0.1) million, respectively. For the six months ended March 31, 2012 and 2011, the Company recorded income (loss) associated with YBA of $5,000 and ($10,000). At March 31, 2012, the carrying value of YBA in the Company’s consolidated balance sheet was $3.8 million. For the three months ended March 31, 2012 and 2011, revenues earned by the Company from YBA were $1.9 million and $2.7 million, respectively. For the six months ended March 31, 2012 and 2011, revenues earned by the Company from YBA were $4.0 million and $6.0 million, respectively. The amount due from YBA included in accounts receivable at March 31, 2012 and September 30, 2011 was $2.0 million and $2.2 million, respectively. For the three months and six months ended March 31, 2012, the Company incurred charges from YBA for products or services of $0.1 million and $0.2 million, respectively. For the three months and six months ended March 31, 2011, the Company incurred charges from YBA for products or services of $0.1 million and $0.3 million, respectively. At March 31, 2012 and September 30, 2011 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services.

These investments are accounted for using the equity method. Under this method of accounting, the Company records in income a proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.

14. Marketable Securities

The Company invests its cash in marketable securities and classifies them as available-for-sale. The Company records these securities at fair value. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time the maturity dates of these investments become one year or less, the securities are reclassified to current assets. Unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders’ equity until they are sold or mature. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of March 31, 2012 and September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
U.S. Treasury securities and obligations of U.S. government agencies	$28,644	$16	$(9)	$28,651
Corporate securities	67,286	128	(36)	67,378
Mortgage-backed securities(1)	1,485	35	(7)	1,513
Other debt securities	413	—	—	413
Municipal securities	22,840	26	(1)	22,865
Bank certificate of deposits	2,295	1	—	2,296

	$122,963	$206	$(53)	$123,116

September 30, 2011:
U.S. Treasury securities and obligations of U.S. government agencies	$53,342	$17	$(21)	$53,338
Corporate securities	66,045	50	(203)	65,892
Mortgage-backed securities(1)	786	26	(3)	809
Other debt securities	434	—	—	434
Municipal securities	24,915	9	(67)	24,857
Bank certificate of deposits	1,655	—	—	1,655

	$147,177	$102	$(294)	$146,985

(1)	Fair value amounts include approximately $0.7 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

The fair value of the marketable securities at March 31, 2012 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value
Due in one year or less	$71,057
Due after one year through five years	48,071
Due after ten years	3,988

$123,116

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$29,532	$29,532	$—	$—
Available-for-sale securities	123,116	67,378	55,738	—

Total Assets	$152,648	$96,910	$55,738	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$9,576	$9,576	$—	$—
Available-for-sale securities	146,985	63,331	83,654	—

Total Assets	$156,561	$72,907	$83,654	$—

Cash Equivalents

Cash equivalents of $29.5 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $67.4 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $55.7 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

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

In connection with the agreement to settle the Section 16(b) Action, the Company reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers (the “Global Settlement Agreement”) to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to the Global Settlement Agreement, Mr. Therrien agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of

150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers agreed to pay Brooks a net sum of approximately $3.5 million to resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.

On May 17, 2011, the court in the Section 16(b) Action held a hearing to determine the fairness of the proposed settlement in that action. Following the hearing, the court approved that settlement, finding that the settlement in the Section 16(b) Action and the Global Settlement Agreement were both in the best interest of the parties and the Company’s shareholders. On June 16, 2011, the settlement of the Section 16(b) Action became final and the Company received $1.3 million in settlement proceeds of which 50% will be paid to the Company’s insurance company and the remaining 50% has been recorded as income. On February 1, 2012, the court approved Mr. Therrien’s settlement with the SEC, and the Company subsequently received additional net insurance proceeds to reimburse litigation related costs previously incurred of approximately $3.3 million which was recorded as a reduction to Selling, General & Administrative costs during the three months ended March 31, 2012.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations.

17. Subsequent Events

On May 9, 2012, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on June 29, 2012 to common stockholders of record on June 8, 2012. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 71% of our fiscal year 2010 revenues, 65% of our fiscal year 2011 revenues and 55% of our revenues for the first half of fiscal year 2012. These decreases are the result of our efforts to target certain non-semiconductor revenue opportunities, including acquisitions and a divestiture which has led to an increase in the non-semiconductor portion of our revenues. The non-semiconductor markets served by us include life sciences, industrial capital equipment and other adjacent markets which include clean energy.

Although we have entered into transactions to expand the non-semiconductor portions of our business, we will continue to make investments to maintain and grow our semiconductor product and service offerings. On January 6, 2012, we acquired primarily intangible assets from Intevac, Inc. for $3.0 million. We will use these assets in the development of our next generation of semiconductor automation tools. We expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012.

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

The Contract Manufacturing segment provided services to build equipment front-end modules, vacuum transport modules and other subassemblies which enabled our customers to effectively source high quality and high reliability process tools for semiconductor market applications. We sold this segment on June 28, 2011.

Three and Six Months Ended March 31, 2012, Compared to Three and Six Months Ended March 31, 2011

Revenues

We reported revenues of $139.3 million for the three months ended March 31, 2012, compared to $192.7 million in the same prior year period, a decrease of 28%. These decreases were primarily due to the sale of our Contract Manufacturing segment in June 2011, which decreased revenues by $49.1 million as compared to the same prior year period, and reduced demand for our products, which reduced our revenues by $18.2 million as compared to the same prior year period. These decreases were partially offset by the RTS and Nexus acquisitions which increased revenues by $14.6 million as compared to the same prior year period.

We reported revenues of $259.6 million for the six months ended March 31, 2012, compared to $371.0 million in the same prior year period, a decrease of 30%. These decreases were primarily due to the sale of our Contract Manufacturing segment in June 2011, which decreased revenues by $95.0 million as compared to the same prior year period, and reduced demand for our products, primarily from our semiconductor equipment customers, which reduced our revenues by $44.9 million as compared to the same prior year period. These decreases were partially offset by the RTS and Nexus acquisitions which increased revenues by $27.4 million as compared to the same prior year period. Recent demand for semiconductor capital equipment has improved, and we expect this improvement in demand to result in higher revenues in the near term as compared to the revenues achieved in the first half of fiscal year 2012.

Our Brooks Product Solutions segment reported revenues of $103.5 million for the three months ended March 31, 2012, a decrease of 15% from $121.7 million in the same prior year period. This segment reported revenues of $188.8 million for the six months ended March 31, 2012, a decrease of 19% from $233.7 million in the same prior year period. These decreases were mostly attributable to lower volumes of shipments to semiconductor capital equipment customers and other adjacent end markets.

Our Brooks Global Services segment reported revenues of $21.2 million for the three months ended March 31, 2012, a 3% decrease from $21.9 million in the same prior year period. These decreases were attributable to a $1.1 million decrease in the sale of spare parts, which was partially offset by $0.5 million of increased service contract and repair services revenue. This segment reported revenues of $43.3 million for the six months ended March 31, 2012, an increase of 2% from $42.3 million in the same prior year period. These increases were attributable to a $3.0 million increase in revenues from service contracts and repair services, partially offset by $2.1 million of lower spare parts revenues.

Our Brooks Life Science Systems segment reported revenues of $14.6 million and $27.5 million for the three and six months ended March 31, 2012. Since we acquired RTS and Nexus in the second half of fiscal 2011, we didn’t have any revenue in the first half of fiscal 2011 for our Brooks Life Science Systems segment.

Our Contract Manufacturing segment reported revenues of $49.1 million and $95.0 million for the three and six months ended March 31, 2011. This segment was sold on June 28, 2011.

Revenues for the Brooks Product Solutions segment for the three and six months ended March 31, 2011 include intercompany sales of $16.5 million and $33.0 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the three and six months ended March 31, 2011 exclude intercompany sales of $4.1 million and $7.9 million, respectively, from this segment to the Brooks Product Solutions segment.

Gross Margin

Gross margin percentage increased to 34.7% for the three months ended March 31, 2012, compared to 32.0% for the same prior year period. This increase was primarily attributable to a more favorable product mix with the addition of our higher margin Brooks Life Science Systems segment and the sale of our lower margin Contract Manufacturing segment. Gross margin percentage increased to 34.1% for the six months ended March 31, 2012, compared to 32.1% for the same prior year period. This increase was primarily attributable to a more favorable product mix with the addition of our higher margin Brooks Life Science Systems segment and the sale of our lower margin Contract Manufacturing segment.

Gross margin percentage for our Brooks Product Solutions segment decreased to 34.7% for the three months ended March 31, 2012 as compared to 39.0% in the same prior year period. This decrease is mostly due to a less favorable product mix, which decreased gross margin by 2.6%, plus increased charges for excess and obsolete inventory which reduced gross margin by 0.5%. The balance of the decrease is mostly attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs. Gross margin percentage for our Brooks Product Solutions segment decreased to 34.1% for the six months ended March 31, 2012 as compared to 38.8% in the same prior year period. The decrease in gross margin percentage was due in part to a less favorable product mix, which decreased gross margin by 1.8%, plus increased charges for excess and obsolete inventory which reduced gross margin by 0.5%. The balance of the reduction in gross margin is mostly attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs.

Gross margin percentage for our Brooks Global Services segment decreased to 31.0% for the three months ended March 31, 2012 as compared to 36.2% in the same prior year period. This decrease is due to lower sales of higher margin spare parts, which reduced gross margin by 2.0%, higher charges for excess and obsolete inventory which reduced gross margin by 0.9%, with the balance of the decrease primarily attributable to investments in service infrastructure in advance of revenue growth. Gross margin percentage for our Brooks Global Services segment decreased to 31.7% for the six months ended March 31, 2012 as compared to 35.9% in the same prior year period. This decrease is due to lower sales of higher margin spare parts, which reduced gross margin by 2.2%, higher charges for excess and obsolete inventory which reduced gross margin by 1.4%, with the balance of the decrease primarily attributable to investments in service infrastructure in advance of revenue growth.

Gross margin percentage for our Brooks Life Science Systems segment was 39.6% for the three months ended March 31, 2012, which includes a reduction of 3.2% to expense the step-up in value of inventories resulting from purchase accounting and 3.1% for amortization of completed technology intangible assets. Gross margin percentage for our Brooks Life Science Systems segment was 38.7% for the six months ended March 31, 2012, which includes a reduction of 3.0% to expense the step-up in value of inventories resulting from purchase accounting and 2.8% for amortization of completed technology intangible assets.

Gross margin percentage for our Contract Manufacturing segment for the three and six months ended March 31, 2011 was 12.8% and 13.9%, respectively. The sale of this lower gross margin segment at the end of our third quarter of fiscal year 2011 has led to an overall increase in our post-sale gross margin percentage.

Research and Development

Research and development, or R&D, expenses for the three months ended March 31, 2012 were $12.5 million, an increase of $3.1 million, compared to $9.4 million in the same prior year period. R&D expenses for the six months ended March 31, 2012 were $24.4 million, an increase of $6.1 million, compared to $18.3 million in the same prior year period. This increase includes $2.1 million and $4.1 million of R&D expenses for Nexus and RTS for the three and six months ended March 31, 2012, which were not included in the same prior year periods, as well as increased expenses to enhance our current product offerings and internally create products and services to grow longer-term revenues for technology markets outside of the semiconductor market.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A, were $24.3 million for the three months ended March 31, 2012, a decrease of $0.9 million compared to $25.2 million in the same prior year period. The decrease is primarily attributable to the receipt of $3.3 million of net insurance proceeds as reimbursement of litigation related costs previously incurred which was recorded as a reduction to SG&A during the three months ended March 31, 2012 along with a $1.0 million reduction of labor-related costs as a result of lower accruals for incentive based compensation due to the Company’s reduced financial performance. These decreases have been partially offset by the acquisitions of Nexus and RTS, which increased SG&A costs by $2.9 million, including $0.7 million of amortization of intangible assets. SG&A expenses were $51.0 million for the six months ended March 31, 2012, an increase of $1.3 million compared to $49.7 million in the same prior year period. The increase is primarily attributable to the acquisitions of Nexus and

RTS, which increased SG&A costs by $6.0 million, including $1.5 million of amortization of intangible assets. Other cost increases include $1.5 million of higher consulting costs in connection with our initiatives to improve certain operating efficiencies. These increases have been partially offset by $3.3 million of net insurance proceeds as reimbursement of litigation related costs previously incurred which was recorded as a reduction to SG&A during the three months ended March 31, 2012 along with a $2.1 million reduction of labor-related costs as a result of lower accruals for incentive based compensation due to the Company’s reduced financial performance.

Restructuring Charges

We recorded charges to operations of $42,000 and $245,000 in the three and six months ended March 31, 2012. These charges consist entirely of severance costs for a limited workforce reduction for the Brooks Product Solutions and Brooks Global Services segments in response to the recent declines in demand.

We recorded a restructuring charge of $246,000 and $460,000 for the three and six month periods ended March 31, 2011. These charges include severance related costs of $108,000 and $273,000 for the three and six month periods, which are adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. We also incurred $138,000 and $187,000 of facility related costs during the three and six month periods which relate to facilities exited in previous years and are primarily related to the amortization of a deferred discount on multi-year facility restructuring liabilities. The costs for our exited facilities ended as of September 30, 2011.

In-process research and development

During the three months ended March 31, 2012, we acquired primarily intellectual property from Intevac, Inc. for $3.0 million. This intellectual property will be utilized in the development of our next generation of semiconductor automation tools that resides within the Brooks Product Solutions segment. We expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012.

Interest Income

Interest income was $0.3 million and $0.6 million for the three and six month periods ended March 31, 2012, as compared to $0.3 million and $0.5 million for the same prior year periods. The cash balances available for investing have increased during the three and six months ended March 31, 2012 as compared to the same prior year periods. However, lower interest rates available in the short to intermediate term fixed income market have mostly offset the increased interest income on higher cash balances.

Other Income (Expense), Net

Other income (expense), net, was ($0.1) million and $0.3 million for the three and six months ended March 31, 2012, and consists primarily of foreign exchange losses which was offset by joint venture management fee income. Other income, net, was $0.3 million and $0.4 million for the three and six months ended March 31, 2011, respectively, and consists primarily of joint venture management fee income.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $0.7 million and $0.4 million for the three and six months ended March 31, 2012, respectively. The tax benefit is driven by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations. This benefit is partially offset by provisions substantially consisting of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits. We recorded an income tax provision of $1.0 million and $2.0 million for the three and six months ended March 31, 2011, respectively. These provisions substantially consist of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2012, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. We will continue to assess the need for a valuation allowance in future periods. If we continue to generate profits in most of our jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. This decrease was the result of lower revenues due to a cyclical slowing of demand for UCI products. The loss associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.2) million and $(0.1) million for the three months ended March 31, 2012 and 2011, respectively.

Income associated with our 50% interest in UCI was $1.4 million and $0.7 million for the six months ended March 31, 2012 and 2011, respectively. This increase was the result of a 23% increase in revenues along with a 7% increase in the value of the Japanese yen, which is the functional currency for this joint venture. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $5,000 and $(10,000) for the six months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

A considerable portion of our revenues are dependent on the demand for semiconductor capital equipment. Demand for this equipment has historically experienced periodic downturns. This cyclicality makes estimates of a considerable portion of our future revenues and cash flows inherently uncertain.

At March 31, 2012, we had cash, cash equivalents and marketable securities aggregating $204.3 million. This amount was comprised of $81.1 million of cash and cash equivalents, $71.1 million of investments in short-term marketable securities and $52.1 million of investments in long-term marketable securities.

Cash and cash equivalents were $81.1 million at March 31, 2012, an increase of $22.3 million from September 30, 2011. This increase was primarily due to cash provided by operating activities of $21.7 million and $22.9 million of net sales of marketable securities. These sources of cash were partially offset by a payment of cash dividends of $10.4 million, a cash outflow of $8.7 million in connection with the acquisition of Celigo, and $4.4 million of capital expenditures.

Cash provided by operating activities was $21.7 million for the six months ended March 31, 2012, and was comprised of net income of $12.5 million, and further increased by $16.8 million for non-cash related charges such as $10.6 million of depreciation and amortization and $4.9 million of stock-based compensation. Cash provided by operations was offset by $6.1 million of increases in working capital. The increases in working capital are due in part to increased payments of incentive compensation during the first half of fiscal year 2012 that relate to the prior year, and increases in deferred revenue related mostly to our growing sales from our Brooks Life Science Systems segment. Further, cash provided by operations was partially offset by $1.4 million of undistributed earnings of our joint ventures which is a non-cash income item.

Cash provided by investing activities was $10.2 million for the six months ended March 31, 2012, and is principally comprised of net sales of marketable securities of $22.9 million and a $0.5 million decrease in restricted cash related to expirations of certain cash collateralized international letters of credit. Cash provided by investing activities was partially offset by $8.7 million in connection with the acquisition of Celigo and $4.4 million of capital expenditures. Capital expenditures include $1.6 million for building renovations to expand R&D capabilities, expand international manufacturing and consolidate facilities. In addition, we spent $0.7 million for the implementations of software, including further international implementations of our Oracle ERP system and a new global Human Resource Information System.

Cash used in financing activities for the six months ended March 31, 2012 is comprised of $10.4 million for our quarterly cash dividends paid on December 30, 2011 and March 30, 2012.

During the quarter ended March 31, 2012, we advised participants of our frozen U.S. pension plan that we intend to settle this pension obligation during fiscal year 2012. This settlement is expected to result in cash payments of approximately $6 million by the Company to fully satisfy the pension liability, and will result in an accelerated amortization of approximately $8 million of prior pension losses. A significant portion of this settlement is expected to occur during the latter half of fiscal year 2012.

At March 31, 2012, we had approximately $3.4 million of letters of credit outstanding.

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

On May 9, 2012, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.2 million will be paid on June 29, 2012 to shareholders of record at the close of business on June 8, 2012. This dividend is our fourth consecutive quarterly dividend. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of

Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of the semiconductor capital equipment market. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income attributable to Brooks Automation, Inc.	$9,486	$26,585	$12,484	$50,071
Interest income, net	(273)	(233)	(545)	(507)
Provision for (benefit from) income taxes	(659)	1,035	(359)	2,023
Depreciation and amortization	5,353	4,038	10,621	8,312

EBITDA	$13,907	$31,425	$22,201	$59,899

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
EBITDA	$13,907	$31,425	$22,201	$59,899
Stock-based compensation	3,181	2,407	4,924	3,616
Restructuring costs	42	246	245	460
Purchase accounting impact on sales contracts	471	—	831	—
Merger costs	—	—	221	—
In-process research and development	3,026	—	3,026	—

Adjusted EBITDA	$20,627	$34,078	$31,448	$63,975

The decrease in EBITDA for the three and six months ended March 31, 2012 as compared to the same prior year periods was primarily related to the $53.3 million decrease in revenues for the three month period and the $111.5 million decrease for the six month period. This decrease was partially offset by $3.3 million of net insurance proceeds received during the three months ended March 31, 2012 as reimbursement of litigation related costs incurred in prior fiscal years. For a further discussion of the factors impacting our revenues, see the discussion of our results of operations above.

Stock-based compensation increased for the three and six months ended March 31, 2012 as compared to the same prior year periods due to the granting of additional awards during the 2012 period.

For a discussion of our restructuring charges and charges for in-process research and development, see the discussion of our results of operations above.

Merger costs include $105,000 of transactions costs for the acquisition of the Celigo product line, and $116,000 of additional transaction costs related to the Nexus acquisition for the first half of fiscal 2012.

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

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments which change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012 we adopted this standard, which had no impact on our financial position or results of operations.

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

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the six months ended March 31, 2012, the unrealized gain on marketable securities was $346,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.2 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 29% of our total sales for the three months ended March 31, 2012. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $14.5 million at March 31, 2012, and relate to the Euro, sterling and a variety of Asian currencies. We incurred a foreign currency loss of $0.3 million for the six months ended March 31, 2012, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2012 would result in a $1.5 million change in our net income. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days.

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

In connection with the agreement to settle the Section 16(b) Action, the Company reached an agreement with Mr. Therrien and the Company’s former Directors and Officers Liability Insurance Carriers (the “Global Settlement Agreement”) to resolve (1) Mr. Therrien’s civil litigation with the United States Securities and Exchange Commission (“SEC”), (2) any of the Company’s advancement or indemnification obligations to Mr. Therrien in connection with that matter, and (3) the Company’s claim against these insurance carriers for reimbursement of certain defense costs which the Company paid to Mr. Therrien pursuant to his indemnification agreement with the Company. Pursuant to the Global Settlement Agreement, Mr. Therrien agreed to enter into a settlement with the SEC. If approved by the SEC and the court in that matter, in addition to delivering to the Company the net proceeds of the sale of 150,000 shares of Brooks stock in connection with the Section 16(b) matter, Mr. Therrien would pay the SEC approximately $728,000 in disgorgement and $100,000 in fines. To resolve any indemnification claim by Mr. Therrien against the Company in connection with this matter, the Company has agreed to reimburse him $500,000 towards his disgorgement payment. Finally, upon resolution of both the Section 16(b) matter and the SEC matter, the Company’s insurers agreed to pay Brooks a net sum of approximately $3.5 million to resolve any claim the Company may have against its former insurers for certain defense costs paid to Mr. Therrien.

On May 17, 2011, the court in the Section 16(b) Action held a hearing to determine the fairness of the proposed settlement in that action. Following the hearing, the court approved that settlement, finding that the settlement in the Section 16(b) Action and the Global Settlement Agreement were both in the best interest of the parties and the Company’s shareholders. On June 16, 2011, the settlement of the Section 16(b) Action became final and the Company received $1.3 million in settlement proceeds of which 50% will be paid to the Company’s insurance company and the remaining 50% has been recorded as income. On February 1, 2012, the court approved Mr. Therrien’s settlement with the SEC, and the Company subsequently received additional net insurance proceeds to reimburse litigation related costs previously incurred of approximately $3.3 million which was recorded as a reduction to Selling, General & Administrative costs during the three months ended March 31, 2012.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2012. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 — 31, 2012	—	$—	—
February 1 — 29, 2012	86,668	11.20	86,668
March 1 — 31, 2012	2,585	12.33	2,585

Total	89,253	$11.23	89,253

Item 6.	Exhibits

The following exhibits are included herein:

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: May 10, 2012	/s/ MARTIN S. HEADLEY
Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 10, 2012	/s/ TIMOTHY S. MATHEWS
Timothy S. Mathews
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.