Form 10-Q
period 2012-06-30
BROOKS AUTOMATION INC
filed 2012-08-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 27, 2012: Common stock, $0.01 par value and 66,229,799 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30, 2012	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$61,564	$58,833
Restricted cash	762	1,293
Marketable securities	87,606	65,695
Accounts receivable, net	87,297	76,701
Inventories	106,819	107,654
Prepaid expenses and other current assets	10,396	10,348

Total current assets	354,444	320,524
Property, plant and equipment, net	65,024	68,596
Long-term marketable securities	54,498	81,290
Goodwill	88,440	84,727
Intangible assets, net	41,111	44,314
Equity investment in joint ventures	35,785	34,950
Other assets	6,021	2,557

Total assets	$645,323	$636,958

Liabilities and equity
Current liabilities
Accounts payable	$46,606	$40,199
Deferred revenue	10,789	14,073
Accrued warranty and retrofit costs	7,370	7,438
Accrued compensation and benefits	15,187	17,288
Accrued restructuring costs	751	293
Accrued income taxes payable	4,317	4,015
Accrued expenses and other current liabilities	14,105	12,433

Total current liabilities	99,125	95,739
Income taxes payable	10,092	11,728
Long-term pension liability	7,161	7,161
Other long-term liabilities	3,397	3,394

Total liabilities	119,775	118,022

Contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,694,001 shares issued and 66,232,132 shares outstanding at June 30, 2012, 79,737,189 shares issued and 66,275,320 shares outstanding at September 30, 2011	797	797
Additional paid-in capital	1,815,114	1,809,287
Accumulated other comprehensive income	13,429	17,324
Treasury stock at cost, 13,461,869 shares at June 30, 2012 and September 30, 2011	(200,956)	(200,956)
Accumulated deficit	(1,103,435)	(1,108,105)

Total Brooks Automation, Inc. stockholders’ equity	524,949	518,347
Noncontrolling interest in subsidiaries	599	589

Total equity	525,548	518,936

Total liabilities and equity	$645,323	$636,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenues
Product	$119,172	$166,658	$333,891	$502,783
Services	21,265	19,478	66,111	54,371

Total revenues	140,437	186,136	400,002	557,154

Cost of revenues
Product	77,821	115,299	217,553	342,933
Services	16,376	13,867	47,570	38,258

Total cost of revenues	94,197	129,166	265,123	381,191

Gross profit	46,240	56,970	134,879	175,963

Operating expenses
Research and development	11,691	10,025	36,169	28,365
Selling, general and administrative	25,344	24,676	76,356	74,399
Restructuring charges	880	97	1,125	557
In-process research and development	—	—	3,026	—

Total operating expenses	37,915	34,798	116,676	103,321

Operating income	8,325	22,172	18,203	72,642
Interest income	292	350	844	886
Interest expense	(5)	(10)	(12)	(39)
Sale of contact manufacturing business	—	45,009	—	45,009
Other income, net	202	1,068	497	1,485

Income before income taxes and equity in earnings of joint ventures	8,814	68,589	19,532	119,983
Income tax provision	985	3,300	626	5,323

Income before equity in earnings of joint ventures	7,829	65,289	18,906	114,660
Equity in earnings of joint ventures	196	1,632	1,676	3,057

Net income	$8,025	$66,921	$20,582	$117,717
Net loss (income) attributable to noncontrolling interests	3	(6)	(10)	(24)

Net income attributable to Brooks Automation, Inc.	$8,028	$66,915	$20,572	$117,693

Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$0.12	$1.03	$0.32	$1.83

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.12	$1.03	$0.31	$1.81

Shares used in computing earnings per share
Basic	65,264	64,668	65,038	64,481
Diluted	65,781	65,141	65,677	64,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$20,582	$117,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,159	12,336
Stock-based compensation	6,903	5,211
Amortization of premium on marketable securities	1,804	1,534
Undistributed earnings of joint ventures	(1,676)	(3,057)
(Gain) loss on disposal of long-lived assets	(62)	24
Sale of contract manufacturing business	—	(45,009)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(10,007)	(461)
Inventories	961	(11,248)
Prepaid expenses and other current assets	(1,141)	3,245
Accounts payable	6,496	(11,812)
Deferred revenue	(3,625)	(1,410)
Accrued warranty and retrofit costs	(72)	(638)
Accrued compensation and benefits	(3,869)	(72)
Accrued restructuring costs	465	(2,943)
Accrued expenses and other current liabilities	(344)	3,802

Net cash provided by operating activities	32,574	67,219

Cash flows from investing activities
Purchases of property, plant and equipment	(6,364)	(4,163)
Purchases of marketable securities	(93,306)	(145,821)
Sale/maturity of marketable securities	96,499	78,644
Proceeds from the sale of the contract manufacturing business	—	75,664
Proceeds from assets sold	—	4,372
Acquisitions, net of cash acquired	(8,716)	(3,381)
Other investment	(3,000)	—
Decrease (increase) in restricted cash	531	(760)

Net cash (used in) provided by investing activities	(14,356)	4,555

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	841	681
Common stock dividend paid	(15,719)	—

Net cash (used in) provided by financing activities	(14,878)	681

Effects of exchange rate changes on cash and cash equivalents	(609)	837

Net increase in cash and cash equivalents	2,731	73,292
Cash and cash equivalents, beginning of period	58,833	59,823

Cash and cash equivalents, end of period	$61,564	$133,115

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

Revision of Prior Period Financial Statements

In the third quarter of fiscal 2012, the Company identified prior period errors related to the accounting for its equity method investment in ULVAC Cryogenics, Inc. (“UCI”). Specifically, the Company determined that certain subsidiaries of UCI were not fully included in the results of UCI reported to the Company. Therefore the Company’s portion of these subsidiaries of the joint venture were not reflected within equity in earnings of joint ventures in the Company’s consolidated statements of operations or within equity investment in joint ventures in the Company’s consolidated balance sheets for the quarterly and annual periods beginning in the fiscal year ended September 30, 2006 through the quarterly period ended March 31, 2012. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, if the entire correction was recorded in the third quarter of 2012, the cumulative amount would be material in the year ended September 30, 2012 and would have impacted comparisons to prior periods. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revision had no net impact on the Company’s consolidated statements of cash flows for any prior period.

The following table summarizes the effects of the error on the prior period financial statements (in thousands, except per share data):

Revised Consolidated Balance Sheet Amounts

	As of September 30, 2011
	As Previously Reported	Adjustment	As Revised
Equity investments in joint ventures	$34,612	$338	$34,950
Total assets	636,620	338	636,958
Accumulated other comprehensive income	19,480	(2,156)	17,324
Accumulated deficit	(1,110,599)	2,494	(1,108,105)
Total Brooks Automation, Inc. stockholders’ equity	518,009	338	518,347
Total equity	518,598	338	518,936
Total liabilities and equity	636,620	338	636,958

Revised Consolidated Statement of Operations Amounts

	Three Months Ended December 31, 2011			Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Equity in earnings of joint ventures	$1,225	$(175)	$1,050	$195	$235	$430	$1,420	$60	$1,480
Net income	3,006	(175)	2,831	9,491	235	9,726	12,497	60	12,557
Net income attributable to Brooks Automation, Inc.	2,998	(175)	2,823	9,486	235	9,721	12,484	60	12,544
Net income per share attributable to Brooks Automation, Inc. common shareholders:
Basic	$0.05	$(0.00)	$0.04	$0.15	$0.00	$0.15	$0.19	$0.00	$0.19
Diluted	$0.05	$(0.00)	$0.04	$0.14	$0.00	$0.15	$0.19	$0.00	$0.19

	Three Months Ended December 31, 2010			Three Months Ended March 31, 2011			Three Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Equity in earnings of joint ventures	$310	$469	$779	$408	$238	$646	$900	$732	$1,632
Net income	23,486	469	23,955	26,603	238	26,841	66,189	732	66,921
Net income attributable to Brooks Automation, Inc.	23,486	469	23,955	26,585	238	26,823	66,183	732	66,915
Net income per share attributable to Brooks Automation, Inc. common shareholders:
Basic	$0.37	$0.01	$0.37	$0.41	$0.00	$0.42	$1.02	$0.01	$1.03
Diluted	$0.36	$0.01	$0.37	$0.41	$0.00	$0.41	$1.02	$0.01	$1.03

	Three Months Ended September 30, 2011			Six Months Ended March 31, 2011			Nine Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Equity in earnings of joint ventures	$1,164	$594	$1,758	$718	$707	$1,425	$1,618	$1,439	$3,057
Net income	12,126	594	12,720	50,089	707	50,796	116,278	1,439	117,717
Net income attributable to Brooks Automation, Inc.	12,098	594	12,692	50,071	707	50,778	116,254	1,439	117,693
Net income per share attributable to Brooks Automation, Inc. common shareholders:
Basic	$0.19	$0.01	$0.20	$0.78	$0.01	$0.79	$1.80	$0.02	$1.83

Diluted	$0.19	$0.01	$0.20	$0.77	$0.01	$0.78	$1.79	$0.02	$1.81

	Year Ended September 30, 2011			Year Ended September 30, 2010			Year Ended September 30, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Equity in earnings of joint ventures	$2,782	$2,033	$4,815	$215	$859	$1,074	$(213)	$246	$33
Net income (loss)	128,404	2,033	130,437	59,025	859	59,884	(227,773)	246	(227,527)
Net income (loss) attributable to Brooks Automation, Inc.	128,352	2,033	130,385	58,982	859	59,841	(227,858)	246	(227,612)
Net income (loss) per share attributable to Brooks Automation, Inc. common shareholders:
Basic	$1.99	$0.03	$2.02	$0.92	$0.01	$0.94	$(3.62)	$0.00	$(3.62)
Diluted	$1.97	$0.03	$2.01	$0.92	$0.01	$0.93	$(3.62)	$0.00	$(3.62)

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

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This amendment is effective for annual periods beginning after December 15, 2011. Other than a change in presentation, the adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

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

2. Stock-Based Compensation

The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Restricted stock	1,859	1,476	6,484	4,843
Employee stock purchase plan	120	119	419	368

	$1,979	$1,595	$6,903	$5,211

The fair value per share of restricted stock is equal to the quoted price of the Company’s common stock on the date of grant. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

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

During the three months ended December 31, 2011, the Company’s Chief Executive Officer was granted an award of 100,000 cash settled phantom units, which are subject to the same vesting terms as the performance-based restricted stock units. The Company’s unaudited consolidated balance sheet at June 30, 2012 includes a liability of approximately $93,000 for this potential cash payment. The Company incurred an expense of $10,000 and $93,000 for the three and nine months ended June 30, 2012, respectively, in connection with the cash settled phantom unit award.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended June 30, 2012:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2011	370,137		$14.57
Exercised	(13,320)		7.75
Forfeited/expired	(133,635)		17.29

Outstanding at June 30, 2012	223,182	0.6 year	$13.34	$20
Vested at June 30, 2012	223,182	0.6 year	$13.34	$20
Options exercisable at June 30, 2012	223,182	0.6 year	$13.34	$20

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $9.44 as of June 29, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted during the three and nine months ended June 30, 2012 and 2011. The total intrinsic value of options exercised during the three and nine months ended June 30, 2012 was $0 and $56,000, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2011 was $0 and $15,000, respectively. The total cash received from participants as a result of stock option exercises during the three and nine months ended June 30, 2012 was $0 and $103,000, respectively. The total cash received from participants as a result of stock option exercises during the three and nine months ended June 30, 2011 was $0 and $6,000, respectively.

As of June 30, 2012 there was no future compensation cost related to stock options as all outstanding stock options have vested.

Restricted Stock Activity

A summary of the status of the Company’s restricted stock as of June 30, 2012 and changes during the nine months ended June 30, 2012 is as follows:

	Nine months ended June 30, 2012
	Shares	Weighted Average Grant- Date Fair Value
Outstanding at September 30, 2011	1,590,989	$10.15
Awards granted	1,850,419	11.80
Awards vested	(592,962)	9.69
Awards canceled	(103,332)	11.68

Outstanding at June 30, 2012	2,745,114	$10.46

The fair value of restricted stock awards vested during the three months ended June 30, 2012 and 2011 was $2.0 million and $0.9 million, respectively. The fair value of restricted stock awards vested during the nine months ended June 30, 2012 and 2011 was $5.6 million and $7.3 million, respectively.

As of June 30, 2012, the unrecognized compensation cost related to restricted stock that is expected to vest is $12.6 million and will be recognized over an estimated weighted average amortization period of 2.0 years.

Employee Stock Purchase Plan

There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2012 and 2011. There were 90,433 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2012 for aggregate proceeds of $0.7 million. There were 103,684 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2011 for aggregate proceeds of $0.7 million.

3. Acquisitions

On December 30, 2011, the Company acquired the Celigo® Cell Cytometer product line (“Celigo”) from Cyntellect, Inc., for $8.7 million in cash, plus a deferred cash payment of $0.5 million that was paid in July 2012. The Celigo product line provides life science customers with cellular imaging in a high-throughput, easy-to-use and affordable platform. Celigo’s operations were based in San Diego, California, and have been integrated into the Company’s nearby Poway, California-based life sciences operation shortly after the acquisition. The Celigo product line resides in the Brooks Life Science Systems segment. The acquisition of Celigo provides a complementary analysis tool for customers currently using the Company’s automated sample management systems.

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

Celigo’s operating results have been included in the Company’s results of operations from the acquisition date. Pro forma results are not provided as Celigo’s results of operations were not material. Transaction costs related to this acquisition were $105,000 for the first quarter ended December 31, 2011, and are included in selling, general and administrative expense. There were no transaction costs subsequent to December 31, 2011.

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

4. Goodwill and Intangible Assets

The components of the Company’s goodwill by business segment at June 30, 2012 are as follows (in thousands):

	Brooks Products Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Other	Total
Gross goodwill at September 30, 2011	$485,844	$151,238	$36,589	$18,593	$7,421	$699,685
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(18,593)	(7,421)	(614,958)

Goodwill, less accumulated impairments at September 30, 2011	$48,138	$—	$36,589	$—	$—	$84,727

Acquisitions and adjustments during the nine months ended June 30, 2012	—	—	3,713	—	—	3,713

Goodwill, less accumulated impairments at June 30, 2012	$48,138	$—	$40,302	$—	$—	$88,440

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,067	$741	$7,808	$6,989	$819
Completed technology	54,522	41,824	12,698	50,975	39,235	11,740
Trademarks and trade names	4,012	3,858	154	3,941	3,719	222
Customer relationships	48,315	20,797	27,518	49,029	17,496	31,533

	$114,657	$73,546	$41,111	$111,753	$67,439	$44,314

5. Income Taxes

The Company recorded an income tax provision of $1.0 million and $0.6 million for the three and nine months ended June 30, 2012, respectively. The $0.6 million provision for the first nine months of the year consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits. This provision is partially offset by a tax benefit which is driven by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations.

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

The Company continued to provide a full valuation allowance for its net deferred tax assets at June 30, 2012, as Brooks believes it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. The Company will continue to assess the need for a valuation allowance in future periods. If the Company continues to generate profits in most of its jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

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

6. Earnings per Share

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding used in computing basic earnings per share	65,264	64,668	65,038	64,481
Dilutive common stock options and restricted stock awards	517	473	639	460

Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,781	65,141	65,677	64,941

Approximately 212,000 and 358,000 options to purchase common stock and 282,000 and 38,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended June 30, 2012 and 2011, respectively, as their effect would be anti-dilutive. In addition, approximately 256,000 and 399,000 options to purchase common stock and 0 and 340,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the nine months ended June 30, 2012 and 2011, respectively, as their effect would be anti-dilutive.

7. Comprehensive Income

The calculation of the Company’s comprehensive income for the three and nine months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Net income	$8,025	$66,921	$20,582	$117,717
Change in cumulative translation adjustment	(1,785)	2,097	(4,105)	4,770
Unrealized gain (loss) on marketable securities	(51)	67	295	(159)
Actuarial gain (loss)	2	(1)	(85)	(48)

Comprehensive income	6,191	69,084	16,687	122,280
Add: Comprehensive loss (income) attributable to noncontrolling interests	3	(6)	(10)	(24)

Comprehensive income attributable to Brooks Automation, Inc.	$6,194	$69,078	$16,677	$122,256

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

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Total
Three months ended June 30, 2012
Revenues
Product	$107,725	$2,981	$8,466	$—	$119,172
Services	—	18,543	2,722	—	21,265

	$107,725	$21,524	$11,188	$—	$140,437

Gross profit	$36,195	$5,868	$4,177	$—	$46,240
Segment operating income (loss)	$10,733	$1,984	$(2,061)	$—	$10,656
Three months ended June 30, 2011
Revenues
Product	$119,092	$3,573	$1,677	$42,316	$166,658
Services	—	18,996	482	—	19,478

	$119,092	$22,569	$2,159	$42,316	$186,136

Gross profit	$44,433	$7,903	$650	$3,984	$56,970
Segment operating income (loss)	$18,737	$3,522	$(1,196)	$2,006	$23,069
Nine months ended June 30, 2012
Revenues
Product	$296,475	$8,373	$29,043	$—	$333,891
Services	—	56,480	9,631	—	66,111

	$296,475	$64,853	$38,674	$—	$400,002

Gross profit	$100,481	$19,595	$14,803	$—	$134,879
Segment operating income (loss)	$19,415	$7,128	$(2,799)	$—	$23,744
Nine months ended June 30, 2011
Revenues
Product	$352,757	$11,020	$1,677	$137,329	$502,783
Services	—	53,889	482	—	54,371

	$352,757	$64,909	$2,159	$137,329	$557,154

Gross profit	$135,013	$23,090	$650	$17,210	$175,963
Segment operating income (loss)	$56,884	$9,094	$(1,196)	$10,650	$75,432
Assets
June 30, 2012	$237,455	$56,036	$106,205	$—	$399,696
September 30, 2011	$235,322	$52,354	$101,331	$—	$389,007

Revenues for the Brooks Product Solutions segment for the three months and nine months ended June 30, 2011 include intercompany sales of $16.2 million and $49.2 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the three months and nine months ended June 30, 2011 exclude intercompany sales of $2.9 million and $10.7 million, respectively, from this segment to the Brooks Product Solutions segment.

A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Segment operating income	$10,656	$23,069	$23,744	$75,432
Other unallocated corporate expenses	316	305	(2,100)	839
Amortization of acquired intangible assets	1,135	495	3,490	1,394
Restructuring charges	880	97	1,125	557
In-process research and development	—	—	3,026	—

Total operating income	$8,325	$22,172	$18,203	$72,642

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2012 and September 30, 2011 is as follows (in thousands):

	June 30, 2012	September 30, 2011
Segment assets	$399,696	$389,007
Investments in cash equivalents, marketable securities, joint ventures, and other unallocated corporate net assets	245,627	247,951

Total assets	$645,323	$636,958

9. Significant Customers

The Company had two customers that each accounted for more than 10% of revenues, at 14% and 11%, respectively, in the three months ended June 30, 2012. The Company had three customers that each accounted for more than 10% of revenues, at 17%, 13% and 11%, respectively, in the three months ended June 30, 2011. The Company had one customer that accounted for more than 10% of revenues, at 14%, in the nine months ended June 30, 2012. The Company had three customers that each accounted for more than 10% of revenues, at 18%, 14% and 10%, respectively, in the nine months ended June 30, 2011.

10. Restructuring-Related Charges and Accruals

The Company recorded charges to operations of $880,000 and $1,125,000 in the three and nine months ended June 30, 2012, respectively, for severance costs related primarily to a series of workforce reductions implemented to improve the Company’s cost structure. A total of 46 individuals were impacted by these reductions. The severance costs by operating segment for the three months ended June 30, 2012 were: Brooks Product Solutions - $196,000, Brooks Global Services - $514,000, Brooks Life Science Systems - $111,000 and Corporate Support functions - $59,000. Severance costs by operating segment for the nine months ended June 30, 2012 were: Brooks Product Solutions - $369,000, Brooks Global Services - $580,000, Brooks Life Science Systems - $45,000 and Corporate Support functions - $131,000. Severance costs are reported net of reversals for two Brooks Life Science Systems employees that accepted other positions within the Company. The accruals for workforce reductions are expected to be paid over the next six months.

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

The activity for the three and nine months ended June 30, 2012 and 2011 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2012
	Balance March 31, 2012	Expense	Utilization	Balance June 30, 2012
Workforce-related	$120	$880	$(249)	$751

	Activity — Three Months Ended June 30, 2011
	Balance March 31, 2011	Expense	Utilization	Balance June 30, 2011
Facilities and other	$1,553	$24	$(1,011)	$566
Workforce-related	—	73	(73)	—

	$1,553	$97	$(1,084)	$566

	Activity — Nine Months Ended June 30, 2012
	Balance September 30, 2011	Expense	Utilization	Balance June 30, 2012
Workforce-related	$293	$1,125	$(667)	$751

	Activity — Nine Months Ended June 30, 2011
	Balance September 30, 2010	Expense	Utilization	Balance June 30, 2011
Facilities and other	$3,509	$211	$(3,154)	$566
Workforce-related	—	346	(346)	—

	$3,509	$557	$(3,500)	$566

11. Employee Benefit Plans

On October 26, 2005, the Company purchased Helix Technology Corporation and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (the “Helix Plan”). The Plan is a final average pay pension plan. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006. During the quarter ended March 31, 2012, the Company advised participants of the Helix Plan that it intends to settle this pension obligation during fiscal year 2012. This settlement is expected to result in cash payments of approximately $6 million by the Company to fully satisfy the pension liability, and will result in an accelerated amortization of approximately $8 million of prior pension losses. A significant portion of this settlement is expected to occur during the fourth quarter of fiscal year 2012. Absent this settlement, the Company is required to contribute $0.7 million to the Helix Plan in fiscal 2012.

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

The components of the Company’s net pension cost related to the Helix Plan, the Nexus Plan and the Taiwan Plan for the three and nine months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Service cost	$148	$29	$448	$86
Interest cost	248	192	745	577
Amortization of losses	116	116	347	348
Expected return on assets	(234)	(188)	(704)	(563)

Net periodic pension cost	$278	$149	$836	$448

12. Other Balance Sheet Information

Components of other selected captions in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2012	September 30, 2011
Accounts receivable	$88,077	$77,318
Less allowances	780	617

	$87,297	$76,701

Inventories
Raw materials and purchased parts	$67,810	$65,770
Work-in-process	22,304	29,460
Finished goods	16,705	12,424

	$106,819	$107,654

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2012 and 2011 is as follows (in thousands):

Activity — Three Months Ended June 30, 2012

Balance March 31, 2012	Accruals	Settlements	Balance June 30, 2012
$7,281	$3,365	$(3,276)	$7,370

Activity — Three Months Ended June 30, 2011

Balance March 31, 2011	Accruals	Settlements	Balance June 30, 2011
$7,667	$3,659	$(3,709)	$7,617

Activity — Nine Months Ended June 30, 2012

Balance September 30, 2011	Adjustments for acquisitions and divestitures	Accruals	Settlements	Balance June 30, 2012
$7,438	$7	$10,288	$(10,363)	$7,370

Activity — Nine Months Ended June 30, 2011

Balance September 30, 2010	Accruals	Settlements	Balance June 30, 2011
$8,195	$8,580	$(9,158)	$7,617

13. Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. The Company has revised UCI’s previously reported earnings as discussed in Note 1 and the results herein reflect the revisions. For the three months ended June 30, 2012 and 2011, the Company recorded income associated with UCI of $0.3 million and $1.4 million, respectively. For the nine months ended June 30, 2012 and 2011, the Company recorded income associated with UCI of $1.8 million and $2.9 million, respectively. At June 30, 2012, the carrying value of UCI in the Company’s consolidated balance sheet was $32.0 million. For each of the three months ended June 30, 2012 and 2011, management fee payments received by the Company from UCI were $0.2 million. For the nine months ended June 30, 2012 and 2011, management fee payments received by the Company from UCI were $0.8 million and $0.7 million, respectively. For the three months ended June 30, 2012 and 2011, the Company incurred charges from UCI for products or services of $0.2 million and $0.3 million, respectively. For the nine months ended June 30, 2012 and 2011, the Company incurred charges from UCI for products or services of $0.7 million and $0.5 million, respectively. At June 30, 2012 and September 30, 2011 the Company owed UCI $0.0 million and $0.1 million, respectively, in connection with accounts payable for unpaid products and services.

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended June 30, 2012 and 2011, the Company recorded income (loss) associated with YBA of $(0.1) million and $0.2 million, respectively. For the nine months ended June 30, 2012 and 2011, the Company recorded income (loss) associated with YBA of $(0.1) million and $0.2 million, respectively. At June 30, 2012, the carrying value of YBA in the Company’s consolidated balance sheet was $3.7 million. For the three months ended June 30, 2012 and 2011, revenues earned by the Company from YBA were $1.7 million and $1.6 million, respectively. For the nine months ended June 30, 2012 and 2011, revenues earned by the Company from YBA were $5.7 million and $7.6 million, respectively. The amount due from YBA included in accounts receivable at June 30, 2012 and September 30, 2011 was $2.0 million and $2.2 million, respectively. For the three months and nine months ended June 30, 2012, the Company incurred charges from YBA for products or services of $0.1 million and $0.3 million, respectively. For the three months and nine months ended June 30, 2011, the Company incurred charges from YBA for products or services of $0.1 million and $0.4 million, respectively. At June 30, 2012 and September 30, 2011 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services.

These investments are accounted for using the equity method. Under this method of accounting, the Company records in income a proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.

14. Investment in Variable Interest Entity

During the three months ended June 30, 2012, the Company provided a strategic partner (the “Borrower”) in the life science industry a loan of $3.0 million to support their future product development and other working capital requirements. The loan bears interest at a rate of 9%. The outstanding principal and interest under the loan is payable in May 2015. The Company also received warrants to purchase the Borrower’s common stock in the event of an equity offering by the Borrower. The Company determined that the loan and the warrants had fair values of $2.8 million and $0.2 million, respectively, as of June 30, 2012. The fair value of the loan and the warrants are recorded as long-term other assets in the Consolidated Balance Sheets. The loan agreement also provides the Company with certain other rights related to conversion of the loan, first refusal to acquire the Borrower and a redemption premium. The loan is secured by a security agreement that gives the Company the first interest in substantially all of the assets of the Borrower.

The Company determined that the level of equity investment at risk is not sufficient for the entity to finance its activities without additional financial support and as a result, represents a variable interest entity. However, the Company does not hold any equity interest in the Borrower, does not have the power to direct the activities that most significantly impact the Borrower’s economic performance and would not absorb the majority of the expected losses from the Borrower, and therefore does not qualify as the primary beneficiary. The Company has no future contractual funding commitments to the Borrower and as a result, the Company’s exposure to loss is limited to the outstanding principal and interest.

15. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. These transactions and balances, including short-term advances between the Company and its subsidiaries, subject the Company’s operations to exposure from exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. We mitigate the impact of potential currency translation gains and losses on short-term intercompany advances through timely settlement of each transaction, generally within 30 days. During the three months ended June 30, 2012, the Company entered into foreign exchange contracts to reduce its exposure to currency translation. Under forward contracts arrangements, the Company typically agrees to purchase a fixed amount of U.S. Dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the Consolidated Statements of Income.

The Company had the following notional amounts outstanding under foreign currency contracts at June 30, 2012 (in thousands):

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$1,290	Korean Won	July 2012	$1,294	$—	$4
U.S. Dollar	1,000	Taiwan Dollar	July 2012	1,001	—	1
U.S. Dollar	1,006	Japanese Yen	July 2012	1,006	—	—
U.S. Dollar	935	Singapore Dollar	July 2012	943	—	8
U.S. Dollar	549	British Pound	July 2012	549	—	—

	$4,780			$4,793	$—	$13

There were no forward contracts outstanding at September 30, 2011.

The fair values of the forward contracts described above are recorded in our Consolidated Balance Sheets as other current liabilities at June 30, 2012. The amount recorded in the results of operations related to these forward contracts are recorded in other income, net in the Consolidated Statements of Income.

16. Marketable Securities

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

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of June 30, 2012 and September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:
U.S. Treasury securities and obligations of U.S. government agencies	$46,046	$11	$(29)	$46,028
Corporate securities	61,967	95	(17)	62,045
Mortgage-backed securities(1)	1,441	33	(5)	1,469
Other debt securities	84	—	—	84
Municipal securities	29,724	16	(3)	29,737
Bank certificate of deposits	2,740	1	—	2,741

	$142,002	$156	$(54)	$142,104

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2011:
U.S. Treasury securities and obligations of U.S. government agencies	$53,342	$17	$(21)	$53,338
Corporate securities	66,045	50	(203)	65,892
Mortgage-backed securities(1)	1,576	26	(53)	1,549
Other debt securities	434	—	—	434
Municipal securities	24,125	9	(17)	24,117
Bank certificate of deposits	1,655	—	—	1,655

	$147,177	$102	$(294)	$146,985

(1)	Fair value amounts include approximately $0.7 million of investments in the Federal Home Loan Mortgage and Federal National Mortgage Association.

The fair value of the marketable securities at June 30, 2012 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value
Due in one year or less	$87,606
Due after one year through five years	50,650
Due after ten years	3,848

$142,104

17. Fair Value Measurements

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$20,613	$20,613	$—	$—
Available-for-sale securities	142,104	62,008	80,096	—

Total Assets	$162,717	$82,621	$80,096	$—

Liabilities
Foreign exchange contracts	$13	$—	$13	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$9,576	$9,576	$—	$—
Available-for-sale securities	146,985	63,331	83,654	—

Total Assets	$156,561	$72,907	$83,654	$—

Cash Equivalents

Cash equivalents of $20.6 million, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $62.0 million, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $80.1 million, consisting of Asset Backed Securities, Municipal Bonds, and Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts

Foreign exchange contracts of $13,000 are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract, however, the inputs used to calculate the value of the contract were obtained from an active market.

18. Contingencies

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

19. Subsequent Events

On August 8, 2012, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on September 28, 2012 to common stockholders of record on September 7, 2012. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability are critical factors for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 71% of our fiscal year 2010 revenues, 65% of our fiscal year 2011 revenues and 56% of our revenues for the first nine months of fiscal year 2012. These decreases are the result of our efforts to target certain non-semiconductor revenue opportunities, including acquisitions and a divestiture which has led to an increase in the non-semiconductor portion of our revenues. The non-semiconductor markets served by us include life sciences, industrial capital equipment and other adjacent markets which include clean energy.

Although we have entered into transactions to expand the non-semiconductor portions of our business, we will continue to make investments to maintain and grow our semiconductor product and service offerings. On January 6, 2012, we acquired primarily intangible assets from Intevac, Inc. for $3.0 million. We will use these assets in the development of a next generation of semiconductor automation tools. We expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012.

During the three months ended June 30, 2012, the Company provided a strategic partner (the “Borrower”) in the life science industry a loan of $3.0 million to support their future product development and other working capital requirements. The outstanding principal and interest under the loan is payable to us in May 2015.

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

In the third quarter of fiscal 2012, we identified prior period errors related to the accounting for our equity method investment in ULVAC Cryogenics, Inc. (“UCI”). We determined that certain subsidiaries of UCI were not fully included in the results UCI reported to us and therefore not reflected within equity in earnings of joint ventures in our consolidated statements of operations or within equity investment in joint ventures in our consolidated balance sheets for the quarterly and annual periods beginning in the fiscal year ended September 30, 2006 through the quarterly period ended March 31, 2012. We concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, if the entire correction was recorded in the third quarter of 2012, the cumulative amount would be material in the year ended September 30, 2012 and would have impacted comparisons to prior periods. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revision had no net impact on the Company’s consolidated statements of cash flows for any prior period. The specific amount of each revision is detailed in Note 1 to our consolidated financial statements.

Three and Nine Months Ended June 30, 2012, Compared to Three and Nine Months Ended June 30, 2011

Revenues

We reported revenues of $140.4 million for the three months ended June 30, 2012, compared to $186.1 million in the same prior year period, a decrease of 25%. These decreases were primarily due to the sale of our Contract Manufacturing segment in June 2011, which decreased revenues by $42.3 million as compared to the same prior year period, and reduced demand for our products, which reduced our revenues by $11.4 million as compared to the same prior year period. These decreases were partially offset by the RTS and Nexus acquisitions which increased revenues by $9.0 million as compared to the same prior year period.

We reported revenues of $400.0 million for the nine months ended June 30, 2012, compared to $557.2 million in the same prior year period, a decrease of 28%. These decreases were primarily due to the sale of our Contract Manufacturing segment in June 2011, which decreased revenues by $137.3 million as compared to the same prior year period, and reduced demand for our products, primarily from our semiconductor equipment customers, which reduced our revenues by $56.3 million as compared to the same prior year period. These decreases were partially offset by the RTS and Nexus acquisitions which increased revenues by $36.5 million as compared to the same prior year period. Recent demand for semiconductor capital equipment has declined, and we expect this reduction in demand to result in lower revenues in the near term as compared to the revenues achieved in the first nine months of fiscal year 2012.

Our Brooks Product Solutions segment reported revenues of $107.7 million for the three months ended June 30, 2012, a decrease of 10% from $119.1 million in the same prior year period. This segment reported revenues of $296.5 million for the nine months ended June 30, 2012, a decrease of 16% from $352.8 million in the same prior year period. These decreases were mostly attributable to lower volumes of shipments to semiconductor capital equipment customers and other adjacent end markets.

Our Brooks Global Services segment reported revenues of $21.5 million for the three months ended June 30, 2012, a 5% decrease from $22.6 million in the same prior year period. These decreases were attributable to a $0.6 million decrease in the sale of spare parts and a $0.5 million decrease in service contract and repair services revenue. This segment reported revenues of $64.8 million for the nine months ended June 30, 2012, relatively flat from $64.9 million in the same prior year period. A $2.7 million decrease in the sale of spare parts was mostly offset by a $2.6 million increase in service contract and repair services revenue.

Our Brooks Life Science Systems segment reported revenues of $11.2 million and $38.7 million for the three and nine months ended June 30, 2012. Since we acquired RTS and Nexus in the second half of fiscal 2011, we had nominal revenue of $2.2 million in each of the three and nine months ended June 30, 2011.

Our Contract Manufacturing segment reported revenues of $42.3 million and $137.3 million for the three and nine months ended June 30, 2011. This segment was sold on June 28, 2011.

Revenues for the Brooks Product Solutions segment for the three months and nine months ended June 30, 2011 include intercompany sales of $16.2 million and $49.2 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the three months and nine months ended June 30, 2011 exclude intercompany sales of $2.9 million and $10.7 million, respectively, from this segment to the Brooks Product Solutions segment.

Gross Margin

Gross margin percentage increased to 32.9% for the three months ended June 30, 2012, compared to 30.6% for the same prior year period. This increase was primarily attributable to a more favorable product mix with the addition of our higher margin Brooks Life Science Systems segment and the sale of our lower margin Contract Manufacturing segment. Gross margin percentage increased to 33.7% for the nine months ended June 30, 2012, compared to 31.6% for the same prior year period. This increase was primarily attributable to a more favorable product mix with the addition of our higher margin Brooks Life Science Systems segment and the sale of our lower margin Contract Manufacturing segment.

Gross margin percentage for our Brooks Product Solutions segment decreased to 33.6% for the three months ended June 30, 2012 as compared to 37.3% in the same prior year period. This decrease was due in part to a less favorable product mix, which decreased gross margin by 1.8%, with the balance of the decrease mostly attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs. Gross margin percentage for our Brooks Product Solutions segment decreased to 33.9% for the nine months ended June 30, 2012 as compared to 38.3% in the same prior year period. The decrease was due in part to a less favorable product mix, which decreased gross margin by 1.8%, plus increased charges for excess and obsolete inventory which reduced gross margin by 0.3%. The balance of the reduction in gross margin is mostly attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs.

Gross margin percentage for our Brooks Global Services segment decreased to 27.3% for the three months ended June 30, 2012 as compared to 35.0% in the same prior year period. This decrease is due to lower sales of higher margin spare parts, which reduced gross margin by 2.2%, higher charges for excess and obsolete inventory which reduced gross margin by 1.4%, with the balance of the decrease primarily attributable to investments in service infrastructure. Gross margin percentage for our Brooks Global Services segment decreased to 30.2% for the nine months ended June 30, 2012 as compared to 35.6% in the same prior year period. This decrease is due to lower sales of higher margin spare parts, which reduced gross margin by 2.2%, higher charges for excess and obsolete inventory which reduced gross margin by 1.4%, with the balance of the decrease primarily attributable to investments in service infrastructure in advance of revenue growth.

Gross margin percentage for our Brooks Life Science Systems segment was 37.3% for the three months ended June 30, 2012, which includes a reduction of 0.3% to expense the step-up in value of inventories resulting from purchase accounting and 4.1% for amortization of completed technology intangible assets. Gross margin percentage for our Brooks Life Science Systems segment was 38.3% for the nine months ended June 30, 2012, which includes a reduction of 2.2% to expense the step-up in value of inventories resulting from purchase accounting and 3.2% for amortization of completed technology intangible assets.

Gross margin percentage for our Contract Manufacturing segment for the three and nine months ended June 30, 2011 was 9.4% and 12.5%, respectively. The sale of this lower gross margin segment at the end of our third quarter of fiscal year 2011 has led to an overall increase in our post-sale gross margin percentage.

Research and Development

Research and development, or R&D, expenses for the three months ended June 30, 2012 were $11.7 million, an increase of $1.7 million, compared to $10.0 million in the same prior year period. R&D expenses for the nine months ended June 30, 2012 were $36.2 million, an increase of $7.8 million, compared to $28.4 million in the same prior year period. This increase includes $2.0 million and $6.1 million of R&D expenses for Nexus and RTS for the three and nine months ended June 30, 2012, which were not included in the same prior year periods, as well as increased expenses to enhance our current product offerings and internally create products and services to grow longer-term revenues for technology markets outside of the semiconductor market.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A, were $25.3 million for the three months ended June 30, 2012, an increase of $0.6 million compared to $24.7 million in the same prior year period. The increase is primarily attributable to an increase of $1.2 million for the acquisitions of Nexus and RTS, including $0.6 million of amortization of intangible assets along with an increase of $1.1 million in strategic consulting costs in connection with our initiatives to improve certain operating efficiencies. These increases have been partially offset by a $1.4 million reduction of labor-related costs as a result of lower accruals for incentive based compensation due to the Company’s reduced financial performance. SG&A expenses were $76.4 million for the nine months ended June 30, 2012, an increase of $2.0 million compared to $74.4 million in the same prior year period. The increase is primarily attributable to the acquisitions of Nexus and RTS, which increased SG&A costs by $5.8 million, including $2.1 million of amortization of intangible assets. Other cost increases include $2.6 million of higher consulting costs in connection with our initiatives to improve certain operating efficiencies. These increases have been partially offset by $3.3 million of net insurance proceeds as reimbursement of litigation related costs previously incurred which was recorded as a reduction to SG&A during the three months ended March 31, 2012 along with a $4.2 million reduction of labor-related costs as a result of lower accruals for incentive based compensation due to the Company’s reduced financial performance.

Restructuring Charges

We recorded charges to operations of $880,000 and $1,125,000 in the three and nine months ended June 30, 2012, respectively, for severance costs related primarily to a series of workforce reductions implemented to improve our cost structure. A total of 46 individuals were impacted by these reductions. The severance costs by operating segment for the three months ended June 30, 2012 were: Brooks Product Solutions - $196,000, Brooks Global Services - $514,000, Brooks Life Science Systems - $111,000 and Corporate Support functions - $59,000. Severance costs by operating segment for the nine months ended June 30, 2012 were: Brooks Product Solutions - $369,000, Brooks Global Services - $580,000, Brooks Life Science Systems - $45,000 and Corporate Support functions - $131,000. Severance costs are reported net of reversals for two Brooks Life Science Systems employees that accepted other positions within Brooks.

We recorded a restructuring charge of $97,000 and $557,000 for the three and nine month periods ended June 30, 2011. These charges include severance related costs of $73,000 and $346,000 for the three and nine month periods, which are adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. We also incurred $211,000 of facility-related costs during the nine month period which relates to facilities exited in previous years. The costs for our exited facilities ended as of September 30, 2011.

In-process research and development

During the three months ended March 31, 2012, we acquired primarily intellectual property from Intevac, Inc. for $3.0 million. This intellectual property will be utilized in the development of a next generation of semiconductor automation tools that resides within the Brooks Product Solutions segment. We expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012.

Interest Income

Interest income was $0.3 million and $0.8 million for the three and nine month periods ended June 30, 2012, as compared to $0.4 million and $0.9 million for the same prior year periods. The cash balances available for investing have increased during the three and nine months ended June 30, 2012 as compared to the same prior year periods. However, lower interest rates available in the short to intermediate term fixed income market have offset the increased interest income on higher cash balances.

Sale of Contract Manufacturing Business in 2011

We closed the sale of our extended factory contract manufacturing business on June 28, 2011 with affiliates of Celestica Inc. The gross proceeds on this transaction were $81.8 million, of which $79.3 million was received on the closing. The balance of $2.5 million represented a working capital normalizing adjustment, and was received during our fourth quarter of 2011. The gross proceeds included the reimbursement of $1.3 million of cash on hand at the closing offset by $2.3 million of transaction expenses. The pre-tax gain on the sale was $45.0 million. Our income tax provision included $2.4 million of incremental taxes on this gain.

Other Income, Net

Other income, net, was $0.2 million for the three months ended June 30, 2012 and consists primarily of joint venture management fee income. Other income, net, was $0.5 million for the nine months ended June 30, 2012 and consists primarily of joint venture management fee income, partially offset by foreign exchange losses. Other income, net, was $1.1 million and $1.5 million for the three and nine months ended June 30, 2011, respectively. Other income, net for the three months ended June 30, 2011 was $1.1 million and includes $0.7 million from a litigation settlement and $0.3 million of joint venture management fee income. Other income, net for the nine months ended June 30, 2011 was $1.5 million and includes $0.7 million from a litigation settlement and $0.7 million of joint venture management fee income.

Income Tax Provision

We recorded an income tax provision of $1.0 million and $0.6 million for the three and nine months ended June 30, 2012, respectively. The $0.6 million provision for the first nine months of the year consists of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits. This provision is partially offset by a tax benefit which is driven by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations. We recorded an income tax provision of $3.3 million and $5.3 million for the three and nine months ended June 30, 2011, respectively. This provision includes $2.4 million of foreign and U.S. state income taxes on the sale of our contract manufacturing business, and the balance consists mostly of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2012, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences will not be realized. We will continue to assess the need for a valuation allowance in future periods. If we continue to generate profits in most of our jurisdictions, it is reasonably possible that there will be a significant reduction in the valuation allowance in the next twelve months. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was $0.3 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively. This decrease was the result of lower revenues due to a cyclical slowing of demand for UCI products. These numbers reflect the revision to UCI’s earnings as discussed in Note 1. The gain (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.1) million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively.

Income associated with our 50% interest in UCI was $1.8 million and $2.9 million for the nine months ended June 30, 2012 and 2011, respectively. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.1) million and $0.2 million for the nine months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

A considerable portion of our revenues are dependent on the demand for semiconductor capital equipment. Demand for this equipment has historically experienced periodic downturns. This cyclicality makes estimates of a considerable portion of our future revenues and cash flows inherently uncertain.

At June 30, 2012, we had cash, cash equivalents and marketable securities aggregating $203.7 million. This amount was comprised of $61.6 million of cash and cash equivalents, $87.6 million of investments in short-term marketable securities and $54.5 million of investments in long-term marketable securities.

Cash and cash equivalents were $61.6 million at June 30, 2012, an increase of $2.7 million from September 30, 2011. This increase was primarily due to cash provided by operating activities of $32.6 million and $3.2 million of net sales of marketable securities. These sources of cash were mostly offset by a payment of cash dividends of $15.7 million, a cash outflow of $8.7 million in connection with the acquisition of Celigo, $6.4 million of capital expenditures and an investment of $3.0 million.

Cash provided by operating activities was $32.6 million for the nine months ended June 30, 2012, and was comprised of net income of $20.6 million, and further increased by $24.9 million for non-cash related charges such as $16.2 million of depreciation and amortization and $6.9 million of stock-based compensation. Cash provided by operations was offset by $11.1 million of increases in working capital. The increases in working capital are due primarily to increases in accounts receivable of $10.0 million, decreases in accrued compensation of $3.9 million and decreases in deferred revenue of $3.6 million related mostly to our growing sales from our Brooks Life Science Systems segment. The increase in accounts receivable was due to the timing of shipments in the third fiscal quarter. These increases were partially offset by an increase of $6.5 million of accounts payable.

Cash used in investing activities was $14.4 million for the nine months ended June 30, 2012, and is principally comprised of $8.7 million in connection with the acquisition of Celigo, $6.4 million of capital expenditures and an investment of $3.0 million. Cash used in investing activities was partially offset by net sales of marketable securities of $3.2 million and a $0.5 million decrease in restricted cash related to expirations of certain cash collateralized international letters of credit. Capital expenditures include $2.0 million for building renovations to expand R&D capabilities, expand international manufacturing and consolidate facilities. In addition, we spent $1.0 million for the implementations of software, including further international implementations of our Oracle ERP system and a new global Human Resource Information System.

Cash used in financing activities for the nine months ended June 30, 2012 is comprised of $15.7 million for our quarterly cash dividends paid on December 30, 2011, March 30, 2012 and June 29, 2012.

During the quarter ended March 31, 2012, we advised participants of our frozen U.S. pension plan that we intend to settle this pension obligation during fiscal year 2012. This settlement is expected to result in cash payments of approximately $6 million by the Company to fully satisfy the pension liability, and will result in an accelerated amortization of approximately $8 million of prior pension losses. A significant portion of this settlement is expected to occur during the fourth quarter of fiscal year 2012.

At June 30, 2012, we had approximately $3.3 million of letters of credit outstanding.

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

On August 8, 2012, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.2 million will be paid on September 28, 2012 to shareholders of record at the close of business on September 7, 2012. This dividend is our fifth consecutive quarterly dividend. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of the semiconductor capital equipment market. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Brooks Automation, Inc.	$8,028	$66,915	$20,572	$117,693
Interest income, net	(287)	(340)	(832)	(847)
Provision for income taxes	985	3,300	626	5,323
Depreciation and amortization	5,538	4,024	16,159	12,336

EBITDA	$14,264	$73,899	$36,525	$134,505

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
EBITDA	$14,264	$73,899	$36,525	$134,505
Stock-based compensation	1,979	1,595	6,903	5,211
Restructuring costs	880	97	1,125	557
Purchase accounting impact on sales contracts	35	313	866	313
Merger costs	—	—	221	—
In-process research and development	—	—	3,026	—
Sale of contract manufacturing business	—	(45,009)	—	(45,009)
Litigation settlement	—	(664)	—	(664)

Adjusted EBITDA	$17,158	$30,231	$48,666	$94,913

The decrease in EBITDA for the three and nine months ended June 30, 2012 as compared to the same prior year periods was primarily related to the $45.7 million decrease in revenues for the three month period and the $157.2 million decrease for the nine month period. This decrease was partially offset by $3.3 million of net insurance proceeds received during the three months ended March 31, 2012 as reimbursement of litigation related costs incurred in prior fiscal years. For a further discussion of the factors impacting our revenues, see the discussion of our results of operations above.

Stock-based compensation increased for the three and nine months ended June 30, 2012 as compared to the same prior year periods due to the granting of additional awards during the 2012 period.

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

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This amendment is effective for annual periods beginning after December 15, 2011. Other than a change in presentation, the adoption of this guidance will not have an impact on our financial position or results of operations.

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

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the nine months ended June 30, 2012, the unrealized gain on marketable securities was $294,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.0 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 26% of our total sales for the three months ended June 30, 2012. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $15.3 million at June 30, 2012, and relate to the Euro, sterling and a variety of Asian currencies. We utilize forward contracts to hedge our exposures to $4.8 million of our advances that are exposed to currencies that we believe are more volatile. We incurred a foreign currency loss of $0.3 million for the nine months ended June 30, 2012, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2012 would result in a $1.0 million change in our net income.

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

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2012. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - 30, 2012	—	$—	—
May 1 - 31, 2012	66,943	10.66	66,943
June 1 - 30, 2012	—	—	—

Total	66,943	$10.66	66,943

Item 6.	Exhibits

The following exhibits are included herein:

Exhibit No.	Description

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: August 9, 2012	/s/ MARTIN S. HEADLEY
Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 9, 2012	/s/ TIMOTHY S. MATHEWS
Timothy S. Mathews
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.