Form 10-K
period 2012-09-30
BROOKS AUTOMATION INC
filed 2012-11-21
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by nonaffiliates of the registrant as of March 30, 2012, was approximately $797,115,000 based on the closing price per share of $12.33 on that date on the Nasdaq Stock Market. As of March 31, 2012, 66,316,471 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 5, 2012, 66,327,021 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

Brooks Automation, Inc. (“Brooks”, “we”, “us”, or “our”), a Delaware corporation, is a leading worldwide provider of automation, vacuum and instrumentation solutions for multiple markets including semiconductor manufacturing, technology device manufacturing and life sciences. Our technologies, engineering competencies and global service capabilities provide customers speed to market and ensure high uptime and rapid response, which equate to superior value in their mission-critical controlled environments. Since 1978, we have been a leading partner to the global semiconductor manufacturing markets and through product development initiatives and strategic business acquisitions we have expanded our reach to meet the needs of customers in technology markets adjacent to semiconductor and life sciences. Brooks is headquartered in Chelmsford, MA with full service operations in North America, Europe and Asia.

Our company initially developed and marketed automated handling equipment for front end semiconductor manufacturing tools and became a publicly traded company in February 1995. Through both internal product development and significant business acquisition activity we became the leading provider of these automation solutions in this market. Since that time, we have expanded both the markets we serve as well as our core product capabilities. A notable step in our diversification was the acquisition of Helix Technology Corporation in 2005 which provided us with leading technology solutions in vacuum and instrumentation equipment and which allowed us to serve a broader set of markets. In 2011, we identified life sciences as a strategically underserved market with favorable growth opportunities where Brooks’ core competencies of automation and cold temperature management of a controlled environment could provide enabling technology solutions. During 2011 we made two strategic acquisitions to penetrate this market. In April 2011, we acquired RTS Life Sciences (“RTS”), a Manchester, UK-based business, and in July 2011 we acquired Nexus Biosystems, Inc. (“Nexus”), a Poway, CA-based business. We further enhanced our life sciences offering in 2012 by acquiring the Celigo® automated Cell Cytometer product line (“Celigo”) from Cyntellect, Inc., a San Diego, CA-based business.

During the period 2006 through June 2011 we acquired and then further developed a significant contract manufacturing business providing leading wafer front-end equipment manufacturers with an extension of their own assembly and test capability to better focus on their core processes and to offer flexibility during industry cycles. In June 2011, we divested this business in order to focus on our core technology solutions.

Although we have entered into transactions to expand the non-semiconductor portions of our business, we will continue to make investments to maintain and grow our semiconductor product and service offerings. In January 2012, we acquired primarily intangible assets from Intevac, Inc. for $3.0 million, which we intend to use in the development of next generation semiconductor automation tools. In October 2012, we acquired Crossing Automation Inc., a Fremont, CA-based provider of automation solutions for the global semiconductor front-end market, for $63.1 million in cash, which is subject to a working capital adjustment to be determined subsequent to the closing.

Markets

Our fiscal 2012, 2011 and 2010 revenues by end market were as follows:

	2012	2011	2010
Semiconductor capital equipment	54%	65%	71%
Service and spares	17%	13%	13%
Industrial capital equipment	11%	11%	8%
Life sciences	10%	2%	—%
Other adjacent technology markets	8%	9%	8%

	100%	100%	100%

The markets we serve are changing rapidly as a result of our internal product and sales initiatives, our acquisitions and divestiture and the cyclical nature of the semiconductor capital equipment market. Our divested contract manufacturing business exclusively served semiconductor product end markets, and the RTS, Nexus and

Celigo acquisitions serve life sciences markets. Although we have entered into transactions to expand the non-semiconductor portions of our business, we will continue to make investments to maintain and grow our semiconductor product and service offerings.

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

Other adjacent technology markets

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

Products

In the semiconductor industry, wafer handling robotics have emerged as a critical technology in determining the efficacy and productivity of complex production tools in the world’s most advanced 300mm wafer fabs. A tool is built around a process chamber using automation technology to move wafers into and out of the chamber. Today, OEMs build their tools using a cluster architecture, whereby several process chambers are mounted to one central transfer module that processes these wafers. High wafer throughput density and new materials require advanced automation solutions to address the challenging equipment needs for multiple substrate sizes, including the emerging 450mm wafer size transition and advanced technology nodes, in today’s and tomorrow’s production environment. We specialize in developing and building the handling system, as well as the vacuum technology used in these tools. Our products can be utilized as an individual component or as a completely integrated handling system. Automation products are provided to support both atmospheric and vacuum based processes while our focus remains on improving performance and productivity. The majority of our product revenue is derived from sales to OEMs and semiconductor device manufacturers.

We provide high vacuum pumps and instrumentation which are required in certain process steps to create and to optimize the process environment by maintaining pressure consistency of the known process gas. To achieve optimal production yields, semiconductor manufacturers must ensure that each process operates at carefully controlled pressure levels. Impurities or incorrect pressure levels can lower production yields, thereby significantly increasing the cost per useable semiconductor chip produced. We provide various pressure measurement instruments that form part of this pressure control loop on production processing equipment. Some key vacuum processes include: dry etching and dry stripping, chemical vapor deposition, or CVD, physical vapor deposition, or PVD, and ion implantation. Our cryogenic vacuum pumps are considered the industry standard by many leading semiconductor device manufacturers for ion implant and PVD applications.

In the HBLED market we have worked with leading manufacturers to develop advanced automation solutions that improve the productivity of processes that were previously manual. These LEDs are made also using vacuum processes for certain production steps, very similar to the semiconductor manufacturing flow. We have been successful in capturing market share for our vacuum product offerings and for high payload and throughput tool architectures. In other adjacent markets, such as MEMS and Wafer Level Packaging (“WLP”) applications, unique wafer handling and automation solutions to accommodate increasingly thinner and sometimes bowed substrates are required. We are developing differentiated solutions to address the requirements in these high growth market segments.

For the life science markets we provide automated sample management platforms that store samples (e.g.: DNA, blood, drug compounds, biologics) in a controlled environment and automate the process (vials are typically stored in racks or plates) of the subsequent extractions of specifically selected samples from those racks or plates. The storage environments ensure samples are preserved within a narrow temperature band to maintain their integrity for long periods while providing absolute accuracy in the identification and selection of samples. We are an early pioneer in bringing to market stores that operate as low as minus 80OC.

In providing comprehensive solutions to the life science markets we also provide systems for automated blood fractionation, sealing and de-sealing equipment for samples stored on plates and automated cappers and de-cappers for samples stored in tubes. We also provide consumables in the form of sample plates, micro-plates and tubes.

In the Cytometry application, we offer whole well cell counting systems using brightfield imaging technology to improve the accuracy of cell cultures and eliminate the need for detached enzymes and hematocytometer. The flexibility and ease-of-use of the Celigo cell counting application also allows cell growth to be monitored over time and facilitates the daily management of cultures. The standardization of this process leads to increased consistency of quantitative cell-based assays.

Segments

We report financial results in four segments: Brooks Product Solutions; Brooks Global Services; Brooks Life Science Systems; and Contract Manufacturing.

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

Our life sciences systems solutions are used by pharmaceutical customers, national laboratories, biological drug development companies, research institutes and research hospitals. There is no continuing concentration of customers for the Brooks Life Science Systems segment although given the size of particular projects, an individual customer may be significant to the life science segment in a given quarter or fiscal year.

Relatively few customers account for a substantial portion of our revenues, with the top 10 customers accounting for approximately 43% of our business in fiscal 2012. We have one customer, Applied Materials, Inc., that accounted for more than 10% of our overall revenues for the year.

In our assessment of customer concentration, we primarily consider the OEM who designs the proprietary tool as our customer since they make the design-in decision rather than an intermediary contract manufacturer who is the entity to whom we invoice. For fiscal 2012, no contract manufacturer represented more than 10% of revenues.

Sales, Marketing and Customer Support

We market and sell most of our semiconductor, industrial and other adjacent technology market products and services in Asia, Europe, the Middle East and North America through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases a customer is assigned a team that engages the customer at different levels of its organization to facilitate planning, provide product customization when required, and to ensure open communication and support. Some of our vacuum and instrumentation products and services for certain international markets are sold through local country distributors. Additionally, we serve the Japanese market for our robotics and automation products through our Yaskawa Brooks Automation (YBA) joint venture with Yaskawa Electric Corporation of Japan.

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

Net revenues for the years ended September 30, 2012, 2011 and 2010 based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
North America	$230,735	$349,456	$322,542
Asia/Pacific	194,711	244,524	203,172
Europe	94,005	94,125	67,258

	$519,451	$688,105	$592,972

The geographic location of an OEM is not indicative of where our products will eventually be used. This is determined by the onward sale of an OEM system which incorporates our sub-systems and/or components.

Long-lived assets, consisting of property, plant and equipment by geographic area are as follows (in thousands):

	September 30,
	2012	2011
North America	$51,546	$55,295
Asia/Pacific	2,123	1,920
Europe	10,809	11,381

	$64,478	$68,596

Competition

We operate in a variety of niches of varying breadth and with differing competitors and competitive dynamics. The semiconductor and adjacent technology markets, and process equipment manufacturing industries are highly competitive and characterized by continual changes and improvements in technology. The significant portion of equipment automation is still done in-house by OEMs. Our competitors among external vacuum automation suppliers are primarily Japanese companies such as Daihen, Daikin and Rorze. Our competitors among vacuum components suppliers include Sumitomo Heavy Industries, Genesis and Telemark. We have a significant share of the market for vacuum cryogenic pumps and mixed gas cryo-chillers. Competitors in markets for our instrumentation products include MKS Instruments and Inficon. Atmospheric tool automation is typically less demanding and has a larger field of competitors. We compete directly with other equipment automation suppliers of atmospheric modules and systems such as Hirata, Kawasaki, Genmark, Rorze, Sankyo, TDK and Symphonia. Contract manufacturers such as Celestica and Flextronics are also providing assembly and manufacturing services for atmospheric systems.

Our Life Science Systems business competes with a number of smaller private companies in providing automated sample management systems. These competitors include Hamilton, Matrical, HighRes Biosolutions, Liconic and TTP LabTech.

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

Our research and development spending for fiscal years 2012, 2011 and 2010 was $47.5 million, $39.8 million and $31.2 million, respectively.

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

Patents and Proprietary Rights

We rely on patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Our United States patents expire at various times through 2028. Due to the rapid technological change that characterizes the life sciences, semiconductor, adjacent technology markets and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into proprietary information and nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

We have successfully licensed our front-opening unified pod (“FOUP”) load port technology to significant FOUP manufacturers.

Backlog

Backlog for our products as of September 30, 2012, totaled $81.1 million as compared to $99.7 million at September 30, 2011. Backlog consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Backlog consists of orders principally for hardware and service agreements. Orders included in the backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received.

Employees

At September 30, 2012, we had 1,427 full time employees. In addition, we utilized 120 part time employees and contractors. Approximately 46 employees in our facility in Jena, Germany are covered by a collective bargaining agreement. We consider our relationships with these and all employees to be good.

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

For the fiscal years ended September 30, 2012 and 2011, approximately 56% and 49%, respectively, of our revenues were derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenues. We maintain a global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

A key part of our growth strategy is to continue expanding into adjacent technology and life sciences markets beyond the semiconductor manufacturing market. As part of this strategy, we expect to diversify our product sales by leveraging our core technologies, which requires investments and resources which may not be available as needed. We cannot guarantee that we will be successful in leveraging our capabilities into the life sciences market to meet all the needs of these new customers and to compete favorably. Because a significant portion of our growth potential may be dependent on our ability to increase sales to markets beyond semiconductor manufacturing, an inability to successfully enter new markets may adversely impact future financial results.

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

We rely upon patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the semiconductor and adjacent technology markets, we believe that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into nondisclosure agreements. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

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

Our ability to compete is significantly affected by our ability to protect our intellectual property. Existing trade secret, trademark and copyright laws offer only limited protection. Our success depends in part on our ability to obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products and technology. Our current patents will expire from time to time through 2028 and new patents may not be issued for any pending or future patent applications, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent the misappropriation of our technology. Other companies could independently develop similar or superior technology without violating our intellectual property rights. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to incur significant expenses and to divert the efforts and attention of our management and technical personnel from our business operations.

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

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. In some cases we have only a single source of supply for necessary components and materials used in the manufacturing of our products. Further, we are increasing our sourcing of products in Asia, and particularly in China, and we do not have a previous course of dealing with many of these suppliers. We do not generally have long-term supply contracts with any of these suppliers, and many of them underwent cost-containment measures in light of the last industry downturn. As the industry has recovered, these suppliers have faced challenges in delivering components on a timely basis. This volatility in demand has led some of our vendors to exit the semiconductor market, and other vendors may also decide to exit this market. Our inability to obtain components or materials in required quantities or of acceptable cost and quality and with the necessary continuity of supply could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier suffers a production stoppage or delay for any reason, including natural disasters like the ones that affected Japan and Thailand, this could result in a delay or reduction in product shipments to our customers. Any of these contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2011 through the end of fiscal year 2012, our stock price fluctuated between a high of $14.59 per share and a low of $6.37 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

We receive a significant portion of our revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 43%, 55% and 63% of our total revenues in the fiscal years ended September 30, 2012, 2011 and 2010, respectively. While we expect this percentage to continue to decrease due to the sale of our contract manufacturing business and our life sciences acquisitions, the loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation. In addition, there has been and may continue to be significant consolidation among some of our largest OEM customers, which could lead to increased pressure to reduce the price of our products and/or decreased market share with the combined companies.

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

Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts, which we purchased in January 2001. We lease a fourth building in Chelmsford adjacent to the three that we own. In summary, we maintain the following active principal facilities:

Location	Functions	Square Footage (Approx.)	Ownership Status/Lease Expiration
Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing and R&D	214,000	Owned
Chelmsford, Massachusetts	Manufacturing	97,000	October 2014
Petaluma, California	Manufacturing and R&D	72,300	September 2013
Poway, California	Manufacturing and R&D	67,600	July 2015
Longmont, Colorado	Manufacturing and R&D	60,900	February 2015
Yongin-City, South Korea	Manufacturing, R&D and sales & support	49,600	February 2022
Manchester, UK	Manufacturing, R&D and sales & support	42,000	December 2019
Jena, Germany	Manufacturing, R&D and sales & support	30,100	January 2017
Chu Bei City, Taiwan	Sales & support	28,600	June 2014

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

We utilize a third party to manage a manufacturing operation in Mexico. As part of our arrangement with this third party, we guarantee a lease for a 56,100 square foot manufacturing facility. The remaining payments under this lease, which expires in 2015, are approximately $0.9 million.

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BRKS”. The following table sets forth the high and low close prices per share of our common stock as reported by the NASDAQ Stock Market LLC and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
	High	Low
Fiscal year ended September 30, 2012
First quarter	$10.96	$7.52	$0.08
Second quarter	12.38	10.13	0.08
Third quarter	12.34	8.95	0.08
Fourth quarter	9.84	7.86	0.08
Fiscal year ended September 30, 2011
First quarter	$9.48	$6.37
Second quarter	13.94	8.72
Third quarter	14.59	9.96
Fourth quarter	11.66	7.74	0.08

Number of Holders

As of October 31, 2012, there were 869 holders of record of our common stock.

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

On November 7, 2012, our Board of Directors approved a cash dividend of $0.08 per share payable on December 28, 2012 to common stockholders of record on December 7, 2012.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2007, and plotted at the last trading day of each of the fiscal years ended September 30, 2008, 2009, 2010, 2011 and 2012, in each of (i) the Company’s Common Stock; (ii) the NASDAQ/AMEX/NYSE Market Index of companies; (iii) a peer group comprised of: Advanced Energy Industries, Inc., Cymer, Inc., Entegris, Inc., FEI Company, LAM Research Corporation, Mattson Technology, Inc., MKS Instruments, Inc., Photronics, Inc., Ultra Clean Technology, Inc. and Veeco Instruments Inc. We believe this graph best represents our peer groups in the end markets that we serve. The stock price performance on the graph below is not necessarily indicative of future price performance.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brooks Automation, Inc., The NASDAQ/AMEX/NYSE Index

and a Peer Group

*	$100 invested on September 28, 2007 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

	9/28/07	9/30/08	9/30/09	9/30/10	9/30/11	9/28/12
Brooks Automation, Inc.	100.00	58.71	54.28	47.12	57.75	58.84
NASDAQ/AMEX/NYSE	100.00	74.19	85.17	122.91	108.42	126.72
Peer Group	100.00	64.37	71.68	78.60	76.17	86.24

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

Issuance of Unregistered Common Stock

Not applicable.

Issuer’s Purchases of Equity Securities

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of certain shares of restricted stock during the three months ended September 30, 2012. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — 31, 2012	—	$—	—	$—
August 1 — 31, 2012	1,585	9.52	1,585	—
September 1 — 30, 2012	—	—	—	—

Total	1,585	$9.52	1,585	$—

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2012(6)(7)(8)	2011(4)(5)(9)	2010(3)(9)	2009(2)(9)	2008(1)(9)
		(In thousands, except per share data)
Revenues	$519,451	$688,105	$592,972	$218,706	$526,366
Gross profit (loss)	$173,486	$223,021	$166,295	$(5,996)	$126,828
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint ventures	$11,420	$127,576	$56,064	$(226,917)	$(236,152)
Net income (loss) from continuing operations	$136,835	$130,437	$59,884	$(227,527)	$(236,351)
Net income (loss) attributable to Brooks Automation, Inc.	$136,789	$130,385	$59,841	$(227,612)	$(235,619)
Basic net income (loss) from continuing operations per share attributable to Brooks Automation, Inc. common stockholders	$2.10	$2.02	$0.94	$(3.62)	$(3.66)
Diluted net income (loss) from continuing operations per share attributable to Brooks Automation, Inc. common stockholders	$2.08	$2.01	$0.93	$(3.62)	$(3.66)
Shares used in computing basic earnings (loss) per share	65,128	64,549	63,777	62,911	64,542
Shares used in computing diluted earnings (loss) per share	65,722	65,003	64,174	62,911	64,542
Cash dividends per share	$0.32	$0.08	$—	$—	$—

	As of September 30,
	2012	2011(10)	2010(10)	2009(10)	2008(10)
	(In thousands)
Total assets	$741,960	$636,958	$517,040	$411,569	$662,611
Working capital	$266,298	$224,785	$219,176	$150,700	$235,795
Total Brooks Automation, Inc. stockholders’ equity	$648,666	$518,347	$387,631	$317,376	$540,968

	Year Ended September 30, 2012
	First Quarter(9)	Second Quarter(7)(9)	Third Quarter(7)	Fourth Quarter(6)(7)(8)
	(In thousands, except per share data)
Revenues	$120,228	$139,337	$140,437	$119,449
Gross profit	$40,357	$48,282	$46,240	$38,607
Net income	$2,831	$9,726	$8,025	$116,253
Net income attributable to Brooks Automation, Inc.	$2,823	$9,721	$8,028	$116,217
Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$0.04	$0.15	$0.12	$1.78
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.04	$0.15	$0.12	$1.77

	Year Ended September 30, 2011
	First Quarter(9)	Second Quarter(9)	Third Quarter(4)(5)(9)	Fourth Quarter(4)(9)
	(In thousands, except per share data)
Revenues	$178,367	$192,651	$186,136	$130,951
Gross profit	$57,319	$61,674	$56,970	$47,058
Net income	$23,955	$26,841	$66,921	$12,720
Net income attributable to Brooks Automation, Inc.	$23,955	$26,823	$66,915	$12,692
Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$0.37	$0.42	$1.03	$0.20
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.37	$0.41	$1.03	$0.19

(1)	Income (loss) from continuing operations before income taxes and equity in earnings of joint ventures, income (loss) from continuing operations and net income (loss) attributable to Brooks Automation, Inc. includes a $197.9 million charge for the impairment of goodwill and a $5.7 million charge for the impairment of long-lived assets.

(2)	Gross profit (loss) includes a $20.9 million impairment of long-lived assets. Income (loss) before income taxes and equity in earnings of joint ventures, income (loss) and net income (loss) attributable to Brooks Automation, Inc. includes a $71.8 million charge for the impairment of goodwill and a $35.5 million charge for the impairment of long-lived assets.

(3)	Income (loss) before income taxes and equity in earnings of joint ventures, income (loss) and net income (loss) attributable to Brooks Automation, Inc. includes a $7.8 million gain on the sale of certain patents and patents pending related to a legacy product line.

(4)	Amounts include results of operations of RTS Life Science Limited (acquired effective April 1, 2011) and Nexus Biosystems, Inc. (acquired effective July 25, 2011) for the periods subsequent to their acquisition.

(5)	On June 28, 2011, we disposed of our contract manufacturing business which did not qualify as discontinued operations. As such, the operations prior to the divestiture are included in our results of operations. Income (loss) before income taxes and equity in earnings of joint ventures, income (loss) and net income (loss) attributable to Brooks Automation, Inc. includes a $45.0 million pre-tax gain on the sale of our contract manufacturing business.

(6)	Income (loss) from continuing operations and net income (loss) attributable to Brooks Automation, Inc. includes a $121.8 million deferred income tax benefit in connection with a reversal of a majority of the valuation allowance against our net deferred tax assets.

(7)	Amounts include results of operations of the Celigo® product line (acquired December 30, 2011) for the period subsequent to the acquisition.

(8)	Income (loss) before income taxes and equity in earnings of joint ventures, income (loss) and net income (loss) attributable to Brooks Automation, Inc. includes an $8.9 million charge in connection with the settlement of our U.S. defined benefit pension plan.

(9)	Income (loss) from continuing operations and net income (loss) attributable to Brooks Automation, Inc. reflects effects of revision to equity in earnings of joint ventures reflected in our consolidated statements of operations. See Note 1 to our consolidated financial statements for the impact of the revision that relates to fiscal years 2011 and 2010. Fiscal year 2009 net income was increased by $0.2 million due to the revision, and for fiscal year 2008, net income was increased by $0.3 million.

(10)	Total assets and Total Brooks Automation, Inc. stockholders’ equity reflect the effects of revision to investment in joint ventures reflected in our consolidated balance sheets. See Note 1 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements such as estimates of future revenue, gross margin, and expense levels as well as the performance of the markets we serve. Such factors include the “Risk Factors” set forth in Part I, Item 1A. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

Overview

We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 54%, 65% and 71% of our consolidated revenues for fiscal years 2012, 2011 and 2010, respectively. These decreases are the result of our efforts to target certain non-semiconductor revenue opportunities, including acquisitions and a divestiture which has led to an increase in the non-semiconductor portion of our revenues. The non-semiconductor markets served by us include life sciences, industrial capital equipment and other adjacent technology markets.

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. Demand for our products has been impacted by these cyclical industry conditions. Our revenues from the latter half of fiscal 2009 through fiscal year 2011 benefited from an upturn in the semiconductor capital equipment market. Revenues for fiscal year 2012 have been impacted by our acquisitions and divestures, and also impacted more recently by weakness in demand for semiconductor capital equipment. We expect this weakness to continue into the early part of fiscal year 2013.

We expect the semiconductor equipment market will continue to be a key end market for our products, however, we intend to acquire and develop technologies that will create opportunities outside of the semiconductor market. We completed the following acquisitions and investments to expand our life sciences product offering:

•	RTS Life Sciences (“RTS”), a United Kingdom based provider of automation solutions to the life sciences markets, acquired on April 1, 2011 for $3.4 million, net of cash on hand;

•	Nexus Biosystems, Inc. (“Nexus”), a California based provider of automation solutions and consumables to the life sciences markets on July 25, 2011 for $84.9 million, net of cash on hand;

•

The Celigo® automated Cell Cytometer product line from Cyntellect Inc., a life sciences product used for cellular imaging, acquired on December 30, 2011 for $8.7 million in cash, plus a deferred cash payment of $0.5 million that was paid in July 2012.

Although we have entered into transactions to expand the non-semiconductor portions of our business, we will continue to make investments to maintain and grow our semiconductor product and service offerings. On January 6, 2012, we acquired primarily intangible assets from Intevac, Inc. for $3.0 million. We will use these assets in the development of a next generation of semiconductor automation tools. We expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012. On October 29, 2012, we acquired Crossing Automation Inc. (“Crossing”), a U.S. based provider of automation solutions for the global semiconductor front-end markets. The purchase price was approximately $63.1 million, which is subject to a working capital adjustment to be determined subsequent to the closing.

On April 20, 2011, we entered into an agreement with affiliates of Celestica Inc. (“Celestica”) to sell the assets of our Contract Manufacturing segment (the “Business”). The sale was completed on June 28, 2011 for a purchase price of $78.0 million in cash, plus $1.3 million as consideration for cash acquired in the sale. An additional $2.5 million of proceeds was paid during our fourth quarter of 2011, which represents a working capital normalizing adjustment. In addition, Brooks and Celestica entered into certain commercial supply and license agreements at the closing of the sale. Pursuant to those agreements, Brooks supplies Celestica with certain products and has licensed to Celestica certain intellectual property needed to run the Business and Celestica supplies certain products to Brooks. Due to the significance of these ongoing commercial arrangements, the sale did not qualify for discontinued operations treatment. Therefore, historical financial results of the divested business are not segregated within our consolidated financial statements for the historical periods in which this business was part of us.

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

Revenue from product sales that does include significant customization, which primarily include life science automation systems, is recorded using the percentage of completion method whereby revenue is recorded as work progresses based on a percentage that incurred labor effort to date bear to total projected labor effort. In addition, contracts are reviewed on a regular basis to determine whether a loss exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs.

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

Intangible Assets, Goodwill and Other Long-Lived Assets

As a result of our acquisitions, we have identified intangible assets other than goodwill and generated significant goodwill. General intangible assets other than goodwill are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. General intangible assets other than goodwill and other long-lived assets are subject to an impairment test if there is an indicator of impairment. We conduct our annual goodwill impairment test as of our fiscal year end, or September 30th. Our tests of goodwill as of September 30, 2012, 2011 and 2010 indicated that we did not have any impairment to goodwill.

Under U.S. Generally Accepted Accounting Principles (“GAAP”), the testing of goodwill for impairment is to be performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level. We currently have three reporting units that have goodwill, including two reporting units that are part of our Brooks Product Solutions operating segment and the sole reporting unit included in our Brooks Life Science Systems operating segment.

We determine the fair value of our reporting units using an Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The DCF Method includes five year future cash flow projections, which are discounted to present value, and an estimate of terminal values, which are also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation indicator as the DCF analyses are based on management’s long-term financial projections. However, we also use market-based valuation techniques to test the reasonableness of the fair values determined by the DCF Method. We also compare the aggregate fair value of our reporting units and corporate assets to our overall market capitalization.

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

For our annual goodwill impairment test as of September 30, 2012, we determined that the estimated fair value of each reporting unit exceeded its carrying value and no impairment existed. The fair value of the two reporting units that are part of our Brooks Product Solutions operating segment each exceeded their carrying value by more than 20%. The fair value of the Brooks Life Science Systems operating segment exceeded its carrying value by 5%. The discount rate used in the DCF analysis for the Brooks Life Science Systems operating segment was 18.5%. The revenue multiple used in the terminal value calculation for the Brooks Life Science Systems operating segment was 1.9x, and is consistent with revenue multiples of peers in the life science industry. The final terminal value calculation for this reporting unit reflects an equal weighting of a revenue multiple and capitalizing cash flow from the terminal year, which is consistent with our approach utilized in the prior year. We acquired the businesses comprising the Brooks Life Science Systems operating segment at various dates over the last eighteen months. While we believe our assumptions are reasonable, actual results could differ from our projections. To the extent projected results of cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered recent historical income, estimated future taxable income, carry-forward periods of tax attributes, the volatility of the semiconductor industry and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we subsequently determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Prior to fiscal year 2012 management had concluded that it was more likely than not that our deferred tax assets would not be realized and recorded a full valuation allowance against all global deferred tax assets. As of September 30, 2012 management has changed this judgment upon the careful consideration of all available positive and negative evidence. The positive evidence considered was three year U.S. historical cumulative income, projected future taxable income and the length of carry-forward periods of tax attributes. The primary negative evidence to be considered is the volatility of the semiconductor industry which creates uncertainty in forecasting profits. As a result of this change in judgment we recorded a tax benefit of $121.8 million resulting from the reduction in the valuation allowance. We continue to maintain a valuation allowance in the U.S. against certain tax attributes based on the uncertainty of their realization based on long-term forecasts and the expiration dates of the attributes.

We also maintain a valuation allowance against deferred tax assets in certain foreign jurisdictions. We will continue to assess the need for a valuation allowance in future periods. If future operating results of the U.S. or these foreign jurisdictions significantly exceed expectations it is reasonably possible that there could be a further reduction in the valuation allowance in the future. Further reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Pension Plans

Our U.S. defined benefit pension plan was fully settled in September 2012 but we continue to sponsor two non-U.S. defined benefit pension plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Total pension costs for our pension plans totaled $10.3 million for fiscal year 2012, which includes an $8.9 million settlement charge for the U.S. plan. Our unfunded benefit obligation totaled $2.2 million at September 30, 2012, as compared to $7.9 million at September 30, 2011. Should any of our assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. We expect to contribute approximately $0.5 million to our defined benefit pension plans during fiscal year 2013.

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

Year Ended September 30, 2012, Compared to Year Ended September 30, 2011

Revenues

We reported revenues of $519.5 million for fiscal year 2012, compared to $688.1 million in the previous year, a 25% decrease. The total decrease in revenues of $168.6 million is the result of the sale of our Contract Manufacturing segment, which had revenues of $137.3 million in the prior year, decreased demand for our Brooks Product Solutions products which resulted in $70.4 million of decreased revenues and reduced demand for products and services from our Brooks Global Services segment which resulted in $2.9 million of lower revenues. These decreases were partially offset by $42.0 million of increased revenues from our Brooks Life Science Systems segment due to the acquisitions of RTS and Nexus in the last half of fiscal 2011.

Our Brooks Product Solutions segment reported revenues of $380.9 million for fiscal year 2012, a decrease of 16% from $451.3 million in the prior year. These decreases are attributable to lower volumes of shipments to most of the end markets served by this segment. Recent demand for semiconductor capital equipment has declined, and we expect this reduction in demand to result in lower revenues for this segment in the near term as compared to the revenues achieved in the fourth quarter of fiscal year 2012.

Our Brooks Global Services segment reported revenues of $86.0 million for fiscal year 2012, a 3% decrease from $88.8 million in the prior year. The decrease includes a $3.4 million decrease in product revenues, which are comprised mostly of spare part sales to end users. This decrease, which is primarily attributable to decreased demand from our semiconductor customers, is partially offset by a $0.6 million increase in revenues from services.

Our Brooks Life Science Systems segment reported revenues of $52.6 million for fiscal year 2012, a 396% increase from $10.6 million in the prior year. This increase is primarily the result of the timing of our acquisitions. We acquired RTS on April 1, 2011, Nexus on July 25, 2011 and Celigo on December 31, 2011. Revenues for this segment for fiscal year 2012 include $39.7 million of product revenue, which includes sales of automated systems and consumables. The balance of the fiscal year 2012 revenues, or $12.9 million, is comprised of service revenues to support deployed automation systems.

Our Contract Manufacturing segment reported revenues of $137.3 million for fiscal year 2011. This segment was sold on June 28, 2011.

Revenues from the Brooks Product Solutions segment for the fiscal year 2011 include intercompany sales of $49.2 million from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the fiscal year 2011 exclude intercompany sales of $10.7 million from this segment to the Brooks Product Solutions segment.

Revenues outside the United States were $290.8 million, or 56% of total revenues, and $339.9 million, or 49% of total revenues, for fiscal years 2012 and 2011, respectively. We expect that revenues outside the United States will continue to account for a significant portion of total revenues.

Gross Margin

Gross margin percentage increased to 33.4% for fiscal year 2012, compared to 32.4% for the prior year. This increase was primarily attributable to a more favorable product mix with the addition of our higher margin Brooks Life Science Systems segment and the sale of our lower margin Contract Manufacturing segment. This increase in gross margin percentage was partially offset by weaker margins in our Brooks Product Solutions and Brooks Global Services segments.

Gross margin percentage of our Brooks Product Solutions segment decreased to 33.5% for fiscal year 2012 as compared to 38.1% in the prior year. The decrease was due in part to a less favorable product mix, which decreased gross margin by 1.8%, plus increased charges for excess and obsolete inventory which reduced gross margin by 0.6%. The balance of the reduction in gross margin is mostly attributable to reduced production and lower absorption of our fixed costs. The reduced cost absorption is the result of weakening demand for semiconductor capital equipment, as the industry is currently experiencing a cyclical downturn. We recently initiated restructuring programs to better align the resources of this segment with expected future business requirements.

Gross margin percentage of our Brooks Global Services segment decreased to 29.8% for fiscal year 2012 as compared to 35.7% in the prior year. This decrease is due to lower sales of higher margin spare parts, which reduced gross margin by 3.1%, higher charges for excess and obsolete inventory which reduced gross margin by 0.8%, with the balance of the decrease primarily attributable to increased costs to expand our service capacity. During the latter part of fiscal 2012, we initiated cost reduction initiatives to align the resources of this segment with future business requirements.

Gross margin percentage for our Brooks Life Science Systems segment increased to 38.8% for fiscal year 2012 as compared to 21.2% in the prior year. The increase is due to the reduction of purchase accounting related adjustments that impact the valuation of deferred revenue obligations and the step-up in value of acquired inventory, which reduced gross margin percentage by 1.6% for fiscal year 2012 as compared to a reduction of 11.9% for the prior year. In addition, reduced charges for excess and obsolete inventories for fiscal year 2012 as compared to the prior year resulted in a 5.5% improvement in gross margin percentage. The balance of the increase relates to the increased production and improved absorption of our fixed costs. These increases in gross margin percentage were partially offset by increased amortization for completed technology intangible assets which decreased gross margin percentage by 1.0% as compared to the prior year.

Gross margin percentage for our Contract Manufacturing segment for fiscal year 2011 was 12.5%. The sale of this lower gross margin segment at the end of our third quarter of fiscal year 2011 has led to an overall increase in our consolidated post-sale gross margin percentage.

Research and Development

Research and development, or R&D, expenses for fiscal year 2012 were $47.5 million, an increase of $7.7 million, compared to $39.8 million in the previous year. This increase relates primarily to our life sciences acquisitions, which increased R&D expenses by $7.0 million over the prior year.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $101.2 million for fiscal year 2012, a decrease of $1.3 million compared to $102.5 million in the prior year. The decrease is attributable to $3.3 million of net insurance proceeds as reimbursement of litigation related costs previously incurred which was recorded as a reduction to SG&A during the three months ended March 31, 2012, a $5.1 million reduction of labor-related costs as a result of lower accruals for incentive based compensation due to the Company’s reduced financial performance and $1.4 million of lower labor costs due to cost reduction programs implemented in the latter half of fiscal year 2012. These decreases were partially offset by the acquisitions of Nexus and RTS, which increased SG&A costs by $7.4 million, including $2.2 million of amortization of intangible assets. Other cost increases include $1.6 million of higher consulting costs in connection with our initiatives to improve certain operating efficiencies.

Restructuring Charges

We recorded a restructuring charge of $3.3 million for fiscal year 2012. These charges are related primarily to a series of workforce reductions implemented to improve the Company’s cost structure by eliminating 118 employees. The Brooks Product Solutions segment incurred a severance charge of $1.3 million to eliminate 60 positions; Brooks Global Services segment incurred a severance charge of $1.0 million to eliminate 34 positions, and we incurred $0.7 million to eliminate 10 corporate support positions. These workforce reductions were implemented to better align our resources with our future requirements. The Brooks Life Science Systems segment incurred severance charges of $0.3 million to eliminate 14 positions, mainly due to the consolidation of administrative functions. We estimate $10 million of aggregate annual savings from the workforce reductions completed during fiscal 2012. We are continuing to evaluate our cost structure, and could take additional severance charges during the first quarter of fiscal year 2013. All unpaid severance charges as of September 30, 2012 will be paid during fiscal year 2013, with a significant majority paid during the first half of fiscal year 2013.

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

Pension Settlement

During the quarter ended March 31, 2012, we advised participants of our frozen U.S. defined benefit pension plan that we intend to settle this pension obligation during fiscal year 2012. This settlement occurred in the quarter ended September 30, 2012 and resulted in accelerated cash payments of approximately $6.4 million by the Company to fully satisfy the pension liability, and resulted in an accelerated amortization of approximately $8.9 million of prior pension losses that were previously reported in accumulated other comprehensive income.

In-process Research and Development

During the three months ended March 31, 2012, we acquired primarily intellectual property from Intevac, Inc. for $3.0 million. Management evaluated this asset purchase to determine if this acquisition would be considered an acquisition of a business. Since only a limited amount of assets were acquired, management concluded that the inputs and processes required to meet the definition of a business were not acquired in this transaction, therefore, this transaction was treated as the purchase of an asset group. This asset group includes primarily intellectual property that will be utilized in the development of a next generation of semiconductor automation tools that resides within the Brooks Product Solutions segment. We expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012.

Interest Income

Interest income was $1.2 million for both fiscal year 2012 and 2011.

Sale of Contract Manufacturing Business in 2011

We closed the sale of our extended factory contract manufacturing business on June 28, 2011 with affiliates of Celestica Inc. The gross proceeds on this transaction were $81.8 million, of which $79.3 million was received on the closing. The balance of $2.5 million represents a working capital normalizing adjustment, and was received during our fourth quarter of 2011. The gross proceeds included the reimbursement of $1.3 million of cash on hand at the closing offset by $2.3 million of transaction expenses. The pre-tax gain on the sale was $45.0 million. Our fiscal year 2011 income tax provision includes $2.4 million of incremental taxes on this gain.

We also entered into certain commercial supply and license agreements with Celestica which will govern the ongoing relationship between Celestica and us. Pursuant to those agreements we will supply Celestica with certain products and have licensed to Celestica certain intellectual property needed to run the business and Celestica will supply certain products to us. Due to the significance of these ongoing commercial arrangements, the sale did not qualify for discontinued operations treatment. Therefore, historical financial results of the divested business will not be segregated within our consolidated financial statements for the historical periods in which this business was part of us.

Other Income

Other income, net of $0.7 million for fiscal year 2012 consists primarily of joint venture management fee income of $1.0 million which has been partially offset by foreign exchange losses of $0.4 million. Other income, net of $1.9 million for fiscal year 2011 consists primarily of joint venture management fee income of $1.1 million and $0.7 million from a litigation settlement.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $123.3 million for fiscal year 2012. This benefit includes a $121.8 million deferred income tax benefit, primarily resulting from a significant reduction in the valuation allowance against deferred tax assets. We considered the weight of both positive and negative evidence as of September 30, 2012 and concluded that a substantial portion of the deferred tax assets will be realized. The tax benefit for fiscal year 2012 was partially offset by U.S. state income taxes and foreign taxes. We recorded an income tax provision of $2.0 million for fiscal year 2011, which includes $2.5 million of foreign and U.S. state income taxes, and an additional $2.4 million of income taxes relating to the sale of our Contract Manufacturing segment. These provisions have been reduced by net favorable adjustments of $3.9 million to our liability for unrecognized tax benefits, primarily due to the expiration of certain statutes and a favorable audit outcome. We provided a full valuation allowance for our net deferred tax assets at September 30, 2011. Considering the weight of both positive and negative evidence as of September 30, 2011, we concluded that it was more likely than not that the future tax benefits from accumulated net operating losses and other temporary differences would not be realized.

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, was $2.0 million for fiscal year 2012 as compared to $4.3 million for fiscal year 2011, due to the decline in demand for semiconductor capital equipment. These numbers reflect the revision to UCI’s earnings as discussed in Note 1 to our consolidated financial statements. Income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $0.1 million for fiscal year 2012 as compared to $0.5 million for fiscal year 2011.

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

Gross Margin

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

Gross margin percentage of our Brooks Product Solutions segment was 38.1% for fiscal year 2011 as compared to 35.4% in the prior year. This increase is primarily the result of higher absorption of indirect factory overhead on higher revenues. This increase was partially offset by increased net charges for excess and obsolete inventory which reduced gross margin percentage by 1.0% as compared to the prior year.

Gross margin percentage of our Brooks Global Services segment was 35.7% for fiscal year 2011 as compared to 27.2% in the prior year. The increase in gross margin percentage was attributable to higher absorption of indirect service overhead on higher revenues. In addition, decreased charges for excess and obsolete inventory led to an increase in gross margin percentage of 0.9% for fiscal year 2011 as compared to the prior year.

Gross margin percentage for our Brooks Life Science Systems segment was 21.2% for fiscal year 2011, and has been reduced 11.9% for the impact of the valuation of deferred revenue obligations and the step-up in value of acquired inventory. Gross margin percentage was also decreased by 6.0% for charges for excess and obsolete inventories. Gross margin was further reduced by 2.8% for amortization of completed technology intangible assets.

Gross margin percentage of our Contract Manufacturing segment was 12.5% for fiscal year 2011 as compared to 11.2% in the prior year. For the first nine months of fiscal year 2011, revenues for Contract Manufacturing had increased 28% over the same prior year period. This increase in revenues led to higher absorption of indirect factory overhead and resulted in a higher gross margin percentage.

Research and Development

R&D expenses for fiscal year 2011 were $39.8 million, an increase of $8.6 million, compared to $31.2 million in the previous year. This increase includes $1.8 million of R&D costs incurred by RTS and Nexus since their respective acquisition dates. The balance of the increase is the result of our increased pace of spending for R&D throughout fiscal year 2011 as we supported certain enhancements to our product offerings.

Selling, General and Administrative

SG&A expenses were $102.5 million for fiscal year 2011, an increase of $16.9 million compared to $85.6 million in the prior year. The increase is partly attributable to higher labor-related costs of $8.9 million as a result of increased accruals for incentive based compensation due to our improved financial performance, combined with a 3% increase in SG&A headcount. We have included the results of RTS and Nexus in our results since their respective acquisition dates, which increased our SG&A costs by $4.0 million, which includes a $0.4 million increase in amortization of intangible assets. Other increases in SG&A costs include outside strategic consulting costs of $1.7 million, professional fees associated with the acquisition of Nexus of $0.7 million, higher commissions to independent sales representatives of $0.8 million due to higher revenues and $0.7 million of increased legal fees associated with our intellectual property portfolio as we increase our investments in R&D.

Restructuring Charges

We recorded a restructuring charge of $1.0 million for fiscal year 2011. These charges include severance related costs of $0.7 million, which are comprised of $0.3 million of severance for the elimination of 19 employees, including 13 employees in the Brooks Life Science Systems segment resulting from the consolidation of certain functions as the operations of RTS and Nexus are combined into one operating segment, and $0.4 million of adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. We also incurred $0.3 million of facility-related costs for facilities exited in previous years. We have reached the end of the lease period for all of our exited leased facilities as of September 30, 2011.

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

Sale of Contract Manufacturing Business

We closed the sale of our extended factory contract manufacturing business on June 28, 2011 with affiliates of Celestica Inc. The gross proceeds on this transaction were $81.8 million, of which $79.3 million was received on the closing. The balance of $2.5 million represents a working capital normalizing adjustment, and was received during our fourth quarter of 2011. The gross proceeds include the reimbursement of $1.3 million of cash on hand at the closing offset by $2.3 million of transaction expenses. The pre-tax gain on the sale was $45.0 million. Our fiscal year 2011 income tax provision includes $2.4 million of incremental taxes on this gain.

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

Equity in Earnings of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc. was $4.3 million for fiscal year 2011 as compared to $1.0 million for fiscal year 2010. These numbers reflect the revision to UCI’s earnings as discussed in Note 1 to our consolidated financial statements. Income associated with our 50% interest in Yaskawa Brooks Automation, Inc. was $0.5 million for fiscal year 2011 as compared to $0.1 million for fiscal year 2010.

Liquidity and Capital Resources

A considerable portion of our revenues are dependent on the demand for semiconductor capital equipment. Demand for this equipment has historically experienced periodic downturns. This cyclicality makes estimates of a considerable portion of our future revenues and cash flows inherently uncertain.

At September 30, 2012, we had cash, cash equivalents and marketable securities aggregating $200.2 million. This amount was comprised of $54.6 million of cash and cash equivalents, $85.7 million of investments in short-term marketable securities and $59.9 million of investments in long-term marketable securities. Our marketable securities are generally readily convertible to cash without an adverse impact.

Cash and cash equivalents were $54.6 million at September 30, 2012, a decrease of $4.2 million from September 30, 2011. The significant uses of cash during fiscal year 2012 included a payment of cash dividends of $21.0 million, a cash outflow of $9.2 million in connection with the acquisition of Celigo, $8.7 million of capital expenditures and an investment of $3.0 million. These uses of cash were mostly offset by cash provided by operating activities of $36.0 million and $1.7 million of proceeds from the issuance of common stock under our employee stock purchase plans.

Cash provided by operating activities was $36.0 million for fiscal year 2012, and was comprised of net income of $136.8 million, plus non-cash charges of $44.5 million, such as $21.6 million of depreciation and amortization, an $8.9 million non-cash charge related to our pension settlement and $8.6 million of stock-based compensation. These sources of cash were partially offset by a $121.8 million of a non-cash tax benefit included in our net income related to the reversal of a significant portion of our deferred tax asset valuation allowance, and a $23.1 million of increase in working capital. Increases to working capital included an $11.2 million decrease in accounts payable, a $5.8 million decrease in accrued pension costs due primarily to the settlement of the U.S. defined benefit pension plan and a $4.9 million decrease in accrued compensation. The decrease in accounts payable was due to lower purchasing activity on reduced semiconductor equipment demand while the reduction in accrued compensation was a result of the timing of payments for incentive compensation related to the prior fiscal year.

Cash used in investing activities was $21.0 million for fiscal year 2012 and was principally comprised of $9.2 million in connection with the acquisition of Celigo, $8.7 million of capital expenditures, an investment of $3.0 million and net purchases of marketable securities of $0.7 million. Cash used in investing activities was partially offset by a $0.5 million decrease in restricted cash related to expirations of certain cash collateralized international letters of credit. Capital expenditures include $1.4 million for the implementations of software, including the completion of our international implementations of our Oracle ERP system, the implementation of the Oracle system for Brooks Life Science Systems and a new global Human Resource Information System.

Cash used in financing activities was $19.2 million for fiscal year 2012 and includes $21.0 million for our quarterly cash dividends paid on December 30, 2011, March 30, 2012, June 29, 2012 and September 28, 2012, which was partially offset by $1.7 million of cash generated from our employee stock purchase plans.

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

Cash provided by operating activities was $87.7 million for fiscal year 2011, and was comprised of net income of $130.4 million, which includes $26.3 million of non-cash related charges such as $17.2 million of depreciation and amortization and $6.8 million of stock-based compensation. Cash provided by operations was partially offset by $21.4 million of increases in working capital. Increases in inventory levels were the primary contributor to increased working capital. Increases in inventory were driven by reductions in demand from our semiconductor equipment customers during our fourth quarter, along with $5.0 million of increased service inventories to improve delivery and service responsiveness. In addition, the gain of $45.0 million from the sale of our Contract Manufacturing segment, which is included in our net income, has been removed from cash provided by operating activities since the cash flow from this transaction is considered to be an investing activity.

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

At September 30, 2012, we had approximately $3.3 million of letters of credit outstanding.

Our contractual obligations consist of the following at September 30, 2012 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
Contractual obligations
Operating leases	$18,771	$6,694	$8,994	$1,499	$1,584
Pension funding	2,166	478	960	500	228
Purchase commitments and other	65,268	63,774	1,494	—	—

Total contractual obligations	$86,205	$70,946	$11,448	$1,999	$1,812

As of September 30, 2012, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $7.6 million, all of which represents a potential future cash outlay. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for this liability since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain.

In connection with our acquisition of Nexus, we assumed responsibility for the Nexus Biosystems AG Pension Plan (the “Nexus Plan”). The timing of payments we make for the Nexus Plan is impacted by a number of estimates including earnings on plan assets and the timing of future distributions. Actual results may differ from these estimates, which may materially impact the timing of future payments. Nexus prepaid contributions to the investment manager of this plan prior to the closing of the acquisition. The investment manager draws on these prepaid contributions to fund contributions to the plan, as required. As of September 30, 2012, we had $0.2 million on deposit for this plan which is expected to cover contribution requirements in the near term.

In addition, we are a guarantor on a lease in Mexico that expires in January 2015. The remaining payments under this lease at September 30, 2012 are approximately $0.9 million.

On June 21, 2010, we filed a registration statement on Form S-3 with the SEC to sell up to $200 million of securities, before any fees or expenses of the offering. Securities that may be sold include common stock, preferred stock, warrants or debt securities. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC. This registration statement will expire on July 1, 2013.

Our Board of Directors declared the following dividends (in thousands, except per share data):

Declaration Date	Dividend per Share	Record Date	Total	Payment Date
Year Ended September 30, 2012
November 8, 2011	$0.08	December 9, 2011	$5,184	December 30, 2011
February 8, 2012	0.08	March 9, 2012	5,258	March 30, 2012
May 9, 2012	0.08	June 8, 2012	5,277	June 29, 2012
August 8, 2012	0.08	September 7, 2012	5,234	September 28, 2012
Year Ended September 30, 2011
August 3, 2011	0.08	September 9, 2011	5,180	September 30, 2011

On November 7, 2012, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.2 million will be paid on December 28, 2012 to shareholders of record at the close of business on December 7, 2012.

Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

On October 29, 2012, we acquired Crossing, a U.S. based provider of automation solutions for the global semiconductor front-end markets. The purchase price was approximately $63.1 million, which consists entirely of cash consideration. The purchase price is subject to a working capital adjustment, also payable in cash, with the amount to be determined subsequent to the closing. For the trailing twelve months ended September 30, 2012, Crossing had revenues of approximately $51 million, which generated operating profits of approximately $3 million with gross margins of approximately 41%.

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

Other Key Indicators of Financial Condition and Operating Performance

EBITDA and Adjusted EBITDA presented below are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP.

EBITDA represents net income before interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to certain non-recurring and/or non-cash items and other adjustments. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-K is appropriate because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties. We use Adjusted EBITDA internally as a critical measurement of operating effectiveness. We believe EBITDA and Adjusted EBITDA facilitates operating performance comparison from period to period and company to company by backing out potential differences caused by variations in capital structures, tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

The following table sets forth a reconciliation of net income to EBITDA for the years indicated (in thousands):

	Year Ended September 30,
	2012	2011	2010
Net income attributable to Brooks Automation, Inc.	$136,789	$130,385	$59,841
Interest income, net	(1,199)	(1,088)	(1,041)
Provision for (benefit from) income taxes	(123,282)	1,954	(2,746)
Depreciation and amortization	21,620	17,249	18,420

EBITDA	$33,928	$148,500	$74,474

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated (in thousands):

	Year Ended September 30,
	2012	2011	2010
EBITDA	$33,928	$148,500	$74,474
Stock-based compensation	8,647	6,752	6,567
Restructuring charges	3,275	1,036	2,529
Restructuring and acquisition related inventory charges	—	625	—
Purchase accounting impact on contracts acquired	866	1,270	—
Merger costs	221	719	—
Pension settlement	8,937	—	—
In-process research and development	3,026	—	—
Gain on sale of Contract Manufacturing business, pre-tax	—	(45,009)	—
Litigation settlement	—	(664)	—
Sale of intellectual property rights	—	—	(7,840)
Loss on investment	—	—	191

Adjusted EBITDA	$58,900	$113,229	$75,921

The decrease in EBITDA from fiscal 2011 to fiscal 2012 is primarily related to decreases in our pre-tax income of $116.2 million. This decrease was partially offset by $3.3 million of insurance proceeds received during fiscal 2012 as reimbursement of litigation related costs incurred in prior fiscal years. The increase in EBITDA from fiscal 2010 to fiscal 2011 is primarily related to increased profits on $95.1 million of higher revenues, and the $45.0 million gain on the sale of our contract manufacturing business.

In fiscal 2011, based on a review of Nexus inventory values performed shortly after the closing of the acquisition, we recorded a charge of $0.6 million for excess and obsolete inventories.

In connection with the acquisitions of RTS, Nexus and Celigo, we allocated the purchase price to the net assets acquired based on the fair value of each asset and liability. As part of this allocation, we valued certain inventory and deferred revenue balances above and below their pre-acquisition carrying values, respectively. These adjustments reduced our net income for fiscal year 2012 by $0.9 million and by $1.3 million in fiscal year 2011.

In fiscal 2011, we received $1.3 million of proceeds from the sale of our stock by a former executive, and remitted half of these proceeds to our insurance providers. We recorded $0.7 million of income from this settlement. For further details on this litigation matter, see Note 20 to our consolidated financial statements.

For a discussion of our stock-based compensation, restructuring charges, pension settlement, in-process research and development, the sale of the contract manufacturing business, the sale of intellectual property rights, and the loss on investment, see the discussion of our results of operations above.

The decrease in Adjusted EBITDA from fiscal 2011 to fiscal 2012 was the result of lower revenues which led to a $49.5 million reduction in gross profits. The increase in Adjusted EBITDA from fiscal 2010 to fiscal 2011 is primarily related to increased revenue, which led to a $56.7 million increase in gross profits. This increase in gross profit for fiscal 2011 as compared to fiscal 2010 was partially offset by higher operating expenses. For a discussion of our operating expenses, see the discussion of our results of operations above.

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

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. At September 30, 2012, the unrealized gain position on marketable securities was $201,000, which is included in “Accumulated other comprehensive income” in the consolidated balance sheets. We did not have any realized losses on marketable securities for the year ended September 30, 2012. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.0 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 28% of our total sales for the year ended September 30, 2012. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $16.5 million at September 30, 2012, and relate to the Euro, sterling and a variety of Asian currencies. We utilize forward contracts to hedge our exposures. At September 30, 2012, we had forward contracts with a notional value of $7.6 million to hedge our exposure from these advances. We incurred net foreign currency losses of $0.4 million for fiscal year 2012, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at September 30, 2012 would result in a $0.9 million change in our net income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Brooks Automation, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brooks Automation, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts

November 21, 2012

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$54,639	$58,833
Restricted cash	763	1,293
Marketable securities	85,646	65,695
Accounts receivable, net	78,855	76,701
Inventories	102,985	107,654
Deferred tax assets	15,531	—
Prepaid expenses and other current assets	9,070	10,348

Total current assets	347,489	320,524
Property, plant and equipment, net	64,478	68,596
Long-term marketable securities	59,946	81,290
Long-term deferred tax assets	104,626	—
Goodwill	88,440	84,727
Intangible assets, net	39,400	44,314
Equity investment in joint ventures	31,428	34,950
Other assets	6,153	2,557

Total assets	$741,960	$636,958

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,988	$40,199
Deferred revenue	9,986	14,073
Accrued warranty and retrofit costs	7,329	7,438
Accrued compensation and benefits	14,118	17,288
Accrued restructuring costs	2,098	293
Accrued income taxes payable	1,699	4,015
Accrued expenses and other current liabilities	16,973	12,433

Total current liabilities	81,191	95,739
Income taxes payable	6,356	11,728
Long-term pension liability	1,688	7,161
Other long-term liabilities	3,424	3,394

Total liabilities	92,659	118,022

Commitments and contingencies (Note 20)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and 2011	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,790,557 shares issued and 66,328,688 shares outstanding at September 30, 2012, 79,737,189 shares issued and 66,275,320 shares outstanding at September 30, 2011	798	797
Additional paid-in capital	1,817,706	1,809,287
Accumulated other comprehensive income	23,642	17,324
Treasury stock at cost, 13,461,869 shares at September 30, 2012 and 2011	(200,956)	(200,956)
Accumulated deficit	(992,524)	(1,108,105)

Total Brooks Automation, Inc. stockholders’ equity	648,666	518,347
Noncontrolling interests in subsidiaries	635	589

Total equity	649,301	518,936

Total liabilities and equity	$741,960	$636,958

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2012	2011	2010
	(In thousands, except per share data)
Revenues
Product	$431,961	$611,117	$531,807
Services	87,490	76,988	61,165

Total revenues	519,451	688,105	592,972

Cost of revenues
Product	283,377	411,610	377,466
Services	62,588	53,474	49,211

Total cost of revenues	345,965	465,084	426,677

Gross profit	173,486	223,021	166,295

Operating expenses
Research and development	47,464	39,846	31,162
Selling, general and administrative	101,223	102,542	85,597
Restructuring charges	3,275	1,036	2,529
Pension settlement	8,937	—	—
In-process research and development	3,026	—	—

Total operating expenses	163,925	143,424	119,288

Operating income	9,561	79,597	47,007
Interest income	1,213	1,153	1,121
Interest expense	(14)	(65)	(80)
Gain on sale of intellectual property rights	—	—	7,840
Gain on sale of contract manufacturing business	—	45,009	—
Loss on investment	—	—	(191)
Other income, net	660	1,882	367

Income before income taxes and equity in earnings of joint ventures	11,420	127,576	56,064
Income tax provision (benefit)	(123,282)	1,954	(2,746)

Income before equity in earnings of joint ventures	134,702	125,622	58,810
Equity in earnings of joint ventures	2,133	4,815	1,074

Net income	$136,835	$130,437	$59,884
Net income attributable to noncontrolling interests	(46)	(52)	(43)

Net income attributable to Brooks Automation, Inc.	$136,789	$130,385	$59,841

Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$2.10	$2.02	$0.94

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$2.08	$2.01	$0.93

Shares used in computing earnings per share
Basic	65,128	64,549	63,777
Diluted	65,722	65,003	64,174

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$136,835	$130,437	$59,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,620	17,249	18,420
Stock-based compensation	8,647	6,752	6,567
Amortization of premium on marketable securities	2,401	2,283	942
Undistributed (earnings) losses of joint ventures	2,942	(2,416)	(1,074)
Deferred income tax benefit	(122,136)	(276)	—
Pension settlement	8,937	—	—
Gain on sale of contract manufacturing business	—	(45,009)	—
(Gain) loss on disposal of long-lived assets	(63)	10	4
Loss on investment	—	—	191
Gain on sale of intellectual property rights	—	—	(7,840)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(784)	9,916	(53,163)
Inventories	5,874	(19,131)	(31,341)
Prepaid expenses and other current assets	726	1,806	(499)
Accounts payable	(11,182)	(15,099)	39,352
Deferred revenue	(4,684)	1,841	1,487
Accrued warranty and retrofit costs	(123)	(1,420)	2,483
Accrued compensation and benefits	(4,878)	1,717	(755)
Accrued restructuring costs	1,930	(3,212)	(4,123)
Accrued pension	(5,772)	2,014	(2,605)
Accrued expenses and other current liabilities	(4,252)	188	(58)

Net cash provided by operating activities	36,038	87,650	27,872

Cash flows from investing activities
Purchases of property, plant and equipment	(8,653)	(6,455)	(3,472)
Purchases of marketable securities	(132,015)	(186,718)	(117,473)
Sale/maturity of marketable securities	131,317	120,095	84,546
Decrease (increase) in restricted cash	530	(1,293)	—
Proceeds from the sale of the contract manufacturing business	—	78,249	—
Acquisitions, net of cash acquired	(9,216)	(88,309)	—
Other investment	(3,000)	—	—
Proceeds from the sale of intellectual property rights	—	—	7,840
Purchase of intangible assets	—	—	(892)
Other	—	181	243

Net cash used in investing activities	(21,037)	(84,250)	(29,208)

Cash flows from financing activities
Proceeds from the issuance of common stock under stock option and stock purchase plans	1,705	1,358	1,245
Common stock dividend paid	(20,953)	(5,180)	—

Net cash (used in) provided by financing activities	(19,248)	(3,822)	1,245

Effects of exchange rate changes on cash and cash equivalents	53	(568)	(71)

Net decrease in cash and cash equivalents	(4,194)	(990)	(162)
Cash and cash equivalents, beginning of year	58,833	59,823	59,985

Cash and cash equivalents, end of year	$54,639	$58,833	$59,823

Supplemental disclosures:
Cash paid during the year for interest	$14	$65	$80
Cash paid (refunded) during the year for income taxes, net	$4,282	$1,042	$(1,866)

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock Shares	Common Stock at Par Value	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Brooks Automation, Inc. Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In thousands, except share data)
Balance September 30, 2009	77,883,173	$779	$1,795,619		$14,963	$(1,293,029)	$(200,956)	$317,376	$494	$317,870
Shares issued under stock option, restricted stock and purchase plans, net	986,158	10	935					945		945
Stock-based compensation			6,567					6,567		6,567
Comprehensive income (loss):
Net income				$59,841		59,841		59,841	43	59,884
Currency translation adjustments				3,940	3,940			3,940		3,940
Changes in unrealized loss on marketable securities				(36)	(36)			(36)		(36)
Actuarial loss arising in the year				(1,001)	(1,001)			(1,001)		(1,001)

Comprehensive income				$62,744

Balance September 30, 2010	78,869,331	789	1,803,121		17,866	(1,233,188)	(200,956)	387,632	537	388,169
Shares issued under stock option, restricted stock and purchase plans, net	867,858	8	(586)					(578)		(578)
Stock-based compensation			6,752					6,752		6,752
Common stock dividend declared						(5,302)		(5,302)		(5,302)
Comprehensive income (loss):
Net income				$130,385		130,385		130,385	52	130,437
Currency translation adjustments				947	947			947		947
Changes in unrealized loss on marketable securities				(445)	(445)			(445)		(445)
Actuarial loss arising in the year				(1,044)	(1,044)			(1,044)		(1,044)

Comprehensive income				$129,843

Balance September 30, 2011	79,737,189	$797	$1,809,287		$17,324	$(1,108,105)	$(200,956)	$518,347	$589	$518,936
Shares issued under stock option, restricted stock and purchase plans, net	53,368	1	(228)					(227)		(227)
Stock-based compensation			8,647					8,647		8,647
Common stock dividend declared						(21,208)		(21,208)		(21,208)
Comprehensive income (loss):
Net income				$136,789		136,789		136,789	46	136,835
Currency translation adjustments				(2,406)	(2,406)			(2,406)		(2,406)
Changes in unrealized gain on marketable securities				393	393			393		393
Actuarial loss arising in the year				(606)	(606)			(606)		(606)
Recognition of pension settlement in earnings				8,937	8,937			8,937		8,937

Comprehensive income				$143,107

Balance September 30, 2012	79,790,557	$798	$1,817,706		$23,642	$(992,524)	$(200,956)	$648,666	$635	$649,301

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Business

Brooks Automation, Inc. (“Brooks” or the “Company”) is a leading worldwide provider of automation, vacuum and instrumentation solutions for multiple markets including semiconductor manufacturing, technology device manufacturing and life sciences. The Company’s technologies, engineering competencies and global service capabilities provide customers speed to market and ensure high uptime and rapid response, which equate to superior value in their mission-critical controlled environments. Since 1978, the Company has been a leading partner to the global semiconductor manufacturing markets and through product development initiatives and strategic business acquisitions Brooks has expanded its reach to meet the needs of customers in technology markets adjacent to semiconductor and life sciences.

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

The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. The Company evaluated the cumulative error in relation to the results for the year ended September 30, 2012 and concluded revision of prior periods was appropriate. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revision had no net impact on the Company’s consolidated statements of cash flows for any prior period.

The following table summarizes the effects of the error on the annual prior period financial statements (in thousands, except per share data):

Revised Consolidated Balance Sheet Amounts

	As of September 30, 2011
	As Previously Reported	Adjustment	As Revised
Equity investments in joint ventures	$34,612	$338	$34,950
Total assets	636,620	338	636,958
Accumulated other comprehensive income	19,480	(2,156)	17,324
Accumulated deficit	(1,110,599)	2,494	(1,108,105)
Total Brooks Automation, Inc. stockholders’ equity	518,009	338	518,347
Total equity	518,598	338	518,936
Total liabilities and equity	636,620	338	636,958

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revised Consolidated Statement of Operations Amounts

	Year Ended September 30, 2011			Year Ended September 30, 2010
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Equity in earnings of joint ventures	$2,782	$2,033	$4,815	$215	$859	$1,074
Net income	128,404	2,033	130,437	59,025	859	59,884
Net income attributable to Brooks Automation, Inc.	128,352	2,033	130,385	58,982	859	59,841
Net income per share attributable to Brooks Automation, Inc. common shareholders:
Basic	$1.99	$0.03	$2.02	$0.92	$0.01	$0.94
Diluted	$1.97	$0.03	$2.01	$0.92	$0.01	$0.93

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, intangible assets, goodwill, deferred income taxes, warranty obligations and revenue recognized using the percentage of completion method. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Foreign Currency Translation

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in “Other (income) expense, net” when incurred. Net foreign currency transaction losses included in income before income taxes and equity in earnings of joint ventures totaled $0.4 million, $0.1 million and $0.3 million for the years ended September 30, 2012, 2011 and 2010, respectively. For non-U.S. subsidiaries, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for the majority of foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported in “Accumulated other comprehensive income”. Foreign currency translation adjustments are one of the components in the calculation of comprehensive net income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. At September 30, 2012 and 2011, cash equivalents were $17.5 million and $9.6 million,

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Cash equivalents are held at cost which approximates fair value due to their short-term maturities and varying interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills and commercial paper. The Company restricts its investments to U.S. government and corporate securities, and mutual funds that invest in U.S. government securities. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company’s top ten largest customers account for approximately 43% of revenues for the year ended September 30, 2012. One of the Company’s customers accounted for 13% of revenues for the year ended September 30, 2012. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

Patents include capitalized direct costs associated with obtaining patents as well as assets that were acquired as a part of business combinations. Capitalized patent costs are amortized using the straight-line method over the estimated economic life of the patents. As of September 30, 2012 and 2011, the net book value of the Company’s patents was $0.7 million and $0.8 million, respectively.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, testing is generally required to be performed at this level. The Company currently has three reporting units that have goodwill, including two reporting units that are part of the Brooks Product Solutions operating segment and the sole reporting unit included in the Brooks Life Science Systems operating segment.

The Company determines the fair value of its reporting units using an Income Approach, specifically the Discounted Cash Flow Method (“DCF Method”). The DCF Method includes five year future cash flow projections, which are discounted to present value, and an estimate of terminal values, which are also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. The Company

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considers the DCF Method to be the most appropriate valuation indicator as the DCF analyses are based on management’s long-term financial projections. Given the dynamic nature of the cyclical semiconductor equipment market, management’s projections as of the valuation date are considered more objective since other market metrics for peer companies fluctuate over the cycle. However, the Company also uses market-based valuation techniques to test the reasonableness of the fair values determined by the DCF Method and compares the aggregate fair value of its reporting units and corporate assets to its overall market capitalization.

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

Pension Plans

The Company’s U.S. defined benefit pension plan was fully settled in September 2012 but it continues to sponsor two non-U.S. defined benefit pension plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date.

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

Revenue from product sales that does include significant customization, which primarily include life science automation systems, is recorded using the percentage of completion method whereby revenue is recorded as work progresses based on a percentage that incurred labor effort to date bear to total projected labor effort. In addition, contracts are reviewed on a regular basis to determine whether a loss exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs.

Revenue associated with service agreements is generally recognized ratably over the term of the contract. Revenue from repair services or upgrades of customer-owned equipment is recognized upon completion of the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company measures compensation cost for all employee stock awards at fair value on date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

During the year ended September 30, 2012, the Company granted 1,527,000 shares of restricted stock to members of senior management of which 406,750 shares vest over the service period and the remaining 1,120,250 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014. Total compensation expense on these awards is a maximum of $18.1 million, net of cancellations. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement against performance targets. Changes to the projected attainment against performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

During the three months ended December 31, 2011, the Company’s Chief Executive Officer was granted an award of 100,000 cash settled phantom units, which are subject to the same vesting terms as the performance-based restricted stock units. The Company’s consolidated balance sheet at September 30, 2012 includes a liability of approximately $78,000 for this potential cash payment. The Company incurred an expense of $78,000 for the year ended September 30, 2012 in connection with the cash settled phantom unit award.

The following table reflects compensation expense recorded during the years ended September 30, 2012, 2011 and 2010 (in thousands):

	Year Ended September 30,
	2012	2011	2010
Stock options	$—	$—	$170
Restricted stock	8,098	6,248	5,944
Employee stock purchase plan	549	504	453

	$8,647	$6,752	$6,567

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

No stock options were granted for the years ended September 30, 2012, 2011 and 2010.

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2012	2011	2010
Risk-free interest rate	0.1%	0.2%	0.2%
Volatility	45%	50%	58%
Expected life	6 months	6 months	6 months
Dividend yield	2.75% - 3.30%	0% - 3%	0%

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

Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Stock options generally had a vesting period of four years and are exercisable for a period not to exceed seven years from the date of issuance. Restricted stock awards generally vest over two to four years, with certain restricted stock awards vesting immediately. At September 30, 2012, a total of 3,848,477 shares were reserved and available for the issuance of awards under the plans.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. A valuation allowance is established if the likelihood of realization of the deferred tax assets is not considered more likely than not based on an evaluation of positive and negative evidence and the extent to which that evidence is objectively verifiable. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these items reported in the balance sheets approximate their fair value at September 30, 2012 and 2011. In the case of marketable securities, measurement is based on quoted market prices.

Reclassifications

Certain reclassifications have been made in the 2011 and 2010 consolidated financial statements to conform to the 2012 presentation.

Recent Accounting Pronouncements

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.    Acquisitions and Divestiture

Acquisition of Intellectual Property from Intevac, Inc.

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

Acquisition of Celigo

On December 30, 2011, the Company acquired the Celigo® automated Cell Cytometer product line (“Celigo”) from Cyntellect, Inc., for $8.7 million in cash, plus a deferred cash payment of $0.5 million that was paid in July 2012. The Celigo product line provides life science customers with cellular imaging in a high-throughput, easy-to-use and affordable platform. Celigo’s operations were based in San Diego, California, and have been integrated into the Company’s nearby Poway, California-based life sciences operation shortly after the acquisition. The Celigo product line resides in the Brooks Life Science Systems segment. The acquisition of Celigo provides a complementary analysis tool for customers currently using the Company’s automated sample management systems.

The assets and liabilities associated with Celigo were recorded at their fair values as of the acquisition date and the amounts follow (in thousands):

Accounts receivable	$897
Inventory	1,139
Property, plant and equipment	202
Completed technology	3,540
Trademarks and trade names	70
Goodwill	3,713
Accounts payable	(13)
Deferred revenue	(326)
Other current liabilities	(6)

Total purchase price, net of cash acquired	$9,216

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Nexus net income for fiscal year 2010 included a $12.0 million gain (unaudited) from the bargain purchase of Nexus Biosystems AG (formerly Remp AG), which is included in the pro forma net income attributable to Brooks Automation, Inc. for fiscal year 2010.

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

Divestiture

On April 20, 2011, the Company entered into an agreement with affiliates of Celestica Inc. (the “Buyers”) to sell the assets of its extended factory contract manufacturing business (the “Business”). The Buyers also agreed to assume certain liabilities related to the Business (the “Asset Sale”). The Asset Sale was completed on June 28, 2011 (the “Closing”). At the Closing, the Buyers paid the Company a total purchase price of $78.0 million in cash, plus $1.3 million as consideration for cash acquired in the Asset Sale. An additional $2.5 million of proceeds was paid during the Company’s fourth quarter of 2011, which represents a working capital normalizing adjustment. The Company paid $2.3 million of transaction expenses. During the three months ended June 30, 2011, the Company recorded a gain on this sale of $45.0 million, before income taxes. Income taxes directly attributable to this gain of $2.4 million were also recorded during the three months ended June 30, 2011.

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

The following is a summary of marketable securities (included in short and long-term marketable securities in the consolidated balance sheets), including accrued interest receivable, as of September 30, 2012 and 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:
U.S. Treasury securities and obligations of U.S. government agencies	$41,202	$15	$(2)	$41,215
Corporate securities	64,102	138	(16)	64,224
Mortgage-backed securities	1,310	42	(1)	1,351
Other debt securities	13	—	—	13
Municipal securities	34,777	25	(1)	34,801
Bank certificate of deposits	3,987	1	—	3,988

	$145,391	$221	$(20)	$145,592

September 30, 2011:
U.S. Treasury securities and obligations of U.S. government agencies	$53,342	$17	$(21)	$53,338
Corporate securities	66,045	50	(203)	65,892
Mortgage-backed securities	1,576	26	(53)	1,549
Other debt securities	434	—	—	434
Municipal securities	24,125	9	(17)	24,117
Bank certificate of deposits	1,655	—	—	1,655

	$147,177	$102	$(294)	$146,985

Gross realized gains on sales of available-for-sale marketable securities included in “Other (income) expense” in the Consolidated Statements of Operations was $15,000, $24,000 and $10,000 for the years ended September 30, 2012, 2011 and 2010, respectively. There were no gross realized losses for the years ended September 30, 2012, 2011 and 2010.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the marketable securities at September 30, 2012 by contractual maturity, are shown below. The following expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

Fair Value
Due in one year or less	$85,646
Due after one year through five years	56,148
Due after ten years	3,798

$145,592

Loss on Investment

During fiscal 2010, the Company recorded a charge of $0.2 million related to its minority equity investment in a Swiss public company. The $0.2 million charge represents the loss on the sale of this investment. As of September 30, 2010, the Company no longer had an equity investment in this entity.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2012 and 2011 are summarized as follows (in thousands):

	September 30, 2012	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$17,508	$17,508	$—	$—
Available-for-sale securities	145,592	60,231	85,361	—
Foreign exchange contracts	10	—	10	—

Total Assets	$163,110	$77,739	$85,371	$—

Liabilities
Foreign exchange contracts	$13	$—	$13	$—

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$9,576	$9,576	$—	$—
Available-for-sale securities	146,985	63,331	83,654	—

Total Assets	$156,561	$72,907	$83,654	$—

Cash Equivalents

Cash equivalents of $17.5 million and $9.6 million at September 30, 2012 and 2011, respectively, consisting primarily of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $60.2 million and $63.3 million at September 30, 2012 and 2011, respectively, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $85.4 million and $83.7 million at September 30, 2012 and 2011, respectively, consisting of Mortgage-Backed Securities, Municipal Securities, Bank Certificate of Deposits, Commercial Paper and U.S. Treasury Securities and Obligations of U.S. Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts

Foreign exchange contract assets and foreign exchange contract liabilities of $10,000 and $13,000, respectively, at September 30, 2012 are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract, however, the inputs used to calculate the value of the contract were obtained from an active market.

6.    Property, Plant and Equipment

Property, plant and equipment as of September 30, 2012 and 2011 were as follows (in thousands):

	September 30,
	2012	2011
Buildings and land	$55,352	$54,330
Computer equipment and software	70,719	68,476
Machinery and equipment	51,813	49,105
Furniture and fixtures	10,908	10,451
Leasehold improvements	18,938	17,301
Capital projects in progress	2,614	1,899

	210,344	201,562
Less accumulated depreciation and amortization	(145,866)	(132,966)

Property, plant and equipment, net	$64,478	$68,596

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $13.4 million, $12.6 million and $14.6 million for the years ended September 30, 2012, 2011 and 2010, respectively.

7.    Goodwill and Intangible Assets

The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology. Discounted cash flows are based on the businesses’ strategic plans and management’s best estimate of revenue growth and gross profit by each reporting unit. The Company performed its goodwill impairment test as of September 30, 2012 and 2011, and determined that no adjustment to goodwill was necessary.

The Company completed its annual goodwill impairment test by reporting unit as of September 30, 2012 and determined that the estimated fair value of each reporting unit exceeded its carrying value and no impairment existed. The discount rate used in the DCF analysis for the Brooks Life Science Systems operating segment was 18.5%. The revenue multiple used in the terminal value calculation for the Brooks Life Science Systems operating segment was 1.9x, and is consistent with revenue multiples of peers in the life science industry. The final terminal value calculation for this reporting unit reflects an equal weighting of a revenue multiple and capitalizing cash flow from the terminal year, which is consistent with the approach used by the Company in the prior year. The Company acquired the businesses comprising the Brooks Life Science Systems operating segment at various dates over the last eighteen months. While the Company believes its assumptions are reasonable, actual results could differ from its projections. To the extent projected results of cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact the Company’s earnings.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s goodwill by business segment at September 30, 2012 and 2011 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Other	Total
Gross goodwill at September 30, 2010	$485,844	$151,238	$—	$18,593	$7,421	$663,096
Acquisitions and adjustments during fiscal 2011	—	—	36,589	—	—	36,589

Gross goodwill at September 30, 2011	485,844	151,238	36,589	18,593	7,421	699,685
Acquisitions and adjustments during fiscal 2012	—	—	3,713	—	—	3,713

Gross goodwill at September 30, 2012	$485,844	$151,238	$40,302	$18,593	$7,421	$703,398

Accumulated goodwill impairments at September 30, 2010	$(437,706)	$(151,238)	$—	$(18,593)	$(7,421)	$(614,958)
Impairments recorded during fiscal 2011	—	—	—	—	—	—

Accumulated goodwill impairments at September 30, 2011	(437,706)	(151,238)	—	(18,593)	(7,421)	(614,958)
Impairments recorded during fiscal 2012	—	—	—	—	—	—

Accumulated goodwill impairments at September 30, 2012	$(437,706)	$(151,238)	$—	$(18,593)	$(7,421)	$(614,958)

Goodwill, less accumulated impairments at September 30, 2011	$48,138	$—	$36,589	$—	$—	$84,727

Goodwill, less accumulated impairments at September 30, 2012	$48,138	$—	$40,302	$—	$—	$88,440

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,093	$715	$7,808	$6,989	$819
Completed technology	54,583	42,751	11,832	50,975	39,235	11,740
Trademarks and trade names	4,014	3,880	134	3,941	3,719	222
Customer relationships	48,654	21,935	26,719	49,029	17,496	31,533

	$115,059	$75,659	$39,400	$111,753	$67,439	$44,314

In connection with the acquisition of Celigo during fiscal year 2012, the Company allocated a portion of the purchase price to the following intangible assets: Completed Technology — $3.5 million and Trademarks and Trade Names — $0.1 million. For details regarding these intangible assets see Note 3. These intangible assets support the products and services provided by the Brooks Life Science Systems segment.

In connection with the acquisitions of Nexus and RTS during fiscal year 2011, the Company allocated a portion of the purchase price to the following intangible assets: Completed Technology — $7.5 million,

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Relationships — $31.6 million and Trademarks and Trade Names — $0.2 million. For details regarding these intangible assets see Note 3. These intangible assets support the products and services provided by the Brooks Life Science Systems segment.

Amortization expense for intangible assets was $8.2 million, $4.6 million and $3.9 million for the years ended September 30, 2012, 2011 and 2010, respectively.

Estimated future amortization expense for the intangible assets recorded by the Company as of September 30, 2012 is as follows (in millions):

Year ended September 30,
2013	$6.5
2014	5.8
2015	5.7
2016	5.1
2017	4.5
Thereafter	11.8

$39.4

8.    Investment in Affiliates

Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”) with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. The Company has revised UCI’s previously reported earnings as discussed in Note 1 and the results herein reflect the revisions. For the years ended September 30, 2012, 2011 and 2010, the Company recorded income associated with UCI of $2.0 million, $4.3 million and $1.0 million, respectively. For the years ended September 30, 2012, 2011 and 2010, management fee payments received by the Company from UCI were $1.0 million, $1.1 million and $0.7 million, respectively. For the years ended September 30, 2012, 2011 and 2010, the Company incurred charges from UCI for products or services of $0.8 million, $0.4 million and $0.3 million, respectively. At September 30, 2012 and 2011 the Company owed UCI $0.1 million in connection with accounts payable for unpaid products and services. During the fiscal years ended September 30, 2012 and 2011, the Company received $5.1 million and $2.4 million, respectively, of cash dividends from UCI. Summarized condensed financial information for UCI is as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Statements of Operations:
Revenue	$70,532	$75,311	$38,470
Gross profit	19,816	22,974	10,747
Net income	4,004	8,644	2,341

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,
	2012	2011
Balance Sheets:
Current assets	$62,144	$79,226
Noncurrent assets	13,805	13,904
Current liabilities	24,784	45,518
Noncurrent liabilities	206	192
Shareholders’ equity	50,959	47,420

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the years ended September 30, 2012, 2011 and 2010, the Company recorded income associated with YBA of $0.1 million, $0.5 million and $0.1 million, respectively. For the years ended September 30, 2012, 2011 and 2010, the Company earned revenues for sales to YBA of $8.0 million, $9.6 million and $13.5 million, respectively. The amount due from YBA included in accounts receivable at September 30, 2012 and 2011 was $2.0 million and $2.2 million, respectively. For the years ended September 30, 2012, 2011 and 2010, the Company incurred charges from YBA for products and services of $0.5 million, $0.3 million and $0.2 million, respectively. At September 30, 2012 and 2011 the Company owed YBA $0.1 in connection with accounts payable for unpaid products and services. Summarized condensed financial information for YBA is as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Statements of Operations:
Revenue	$83,192	$104,940	$65,923
Gross profit	8,112	10,445	6,950
Net income	6	1,258	261

	September 30,
	2012	2011
Balance Sheets:
Current assets	$32,046	$44,211
Noncurrent assets	587	504
Current liabilities	23,801	35,533
Noncurrent liabilities	504	397
Shareholders’ equity	8,328	8,785

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

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Earnings Per Share

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2012	2011	2010
Net income attributable to Brooks Automation, Inc.	$136,789	$130,385	$59,841

Weighted average common shares outstanding used in computing basic earnings per share	65,128	64,549	63,777
Dilutive common stock options and restricted stock awards	594	454	397

Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,722	65,003	64,174

Basic net income per share attributable to Brooks Automation, Inc. common stockholders	$2.10	$2.02	$0.94

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$2.08	$2.01	$0.93

Approximately 238,000, 387,000 and 888,000 options to purchase common stock and 2,000, 413,000 and 187,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to Brooks Automation, Inc. common stockholders for the years ended September 30, 2012, 2011 and 2010, respectively, as their effect would be anti-dilutive.

10.    Investment in Variable Interest Entity

During the three months ended June 30, 2012, the Company provided a strategic partner (the “Borrower”) in the life science industry a loan of $3.0 million to support their future product development and other working capital requirements. The loan bears interest at a rate of 9%. The outstanding principal and interest under the loan is payable in May 2015. The Company also received warrants to purchase the Borrower’s common stock in the event of an equity offering by the Borrower. The Company determined that the loan and the warrants had fair values of $2.8 million and $0.2 million, respectively, as of September 30, 2012. The fair value of the loan and the warrants are recorded as long-term other assets in the Consolidated Balance Sheets. The loan agreement also provides the Company with certain other rights related to conversion of the loan, first refusal to acquire the Borrower and a redemption premium. The loan is secured by a security agreement that gives the Company the first interest in substantially all of the assets of the Borrower.

The Company determined that the level of equity investment at risk is not sufficient for the entity to finance its activities without additional financial support and as a result, represents a variable interest entity. However, the Company does not have the power to direct the activities that most significantly impact the Borrower’s economic performance and would not absorb the majority of the expected losses from the Borrower, and therefore does not qualify as the primary beneficiary. The Company has no future contractual funding commitments to the Borrower and as a result, the Company’s exposure to loss is limited to the outstanding principal and interest.

11.    Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, sterling and a variety of Asian currencies. These transactions and balances, including short-term advances between the Company and its subsidiaries, subject the Company’s operations to exposure from exchange rate fluctuations. The impact of currency exchange rate

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

movement can be positive or negative in any period. We mitigate the impact of potential currency translation gains and losses on short-term intercompany advances through timely settlement of each transaction, generally within 30 days. The Company entered into foreign exchange contracts to reduce its exposure to currency translation. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. Dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the Consolidated Statements of Income.

The Company had the following notional amounts outstanding under foreign currency contracts at September 30, 2012 (in thousands):

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,791	Taiwan Dollar	October 2012	$2,786	$5	$—
U.S. Dollar	1,842	Israeli Shekel	October 2012	1,854	—	12
U.S. Dollar	1,058	Singapore Dollar	October 2012	1,056	2	—
U.S. Dollar	806	Korean Won	October 2012	803	3	—
U.S. Dollar	611	Japanese Yen	October 2012	611	—	—
U.S. Dollar	524	British Pound	October 2012	525	—	1

	$7,632			$7,635	$10	$13

There were no forward contracts outstanding at September 30, 2011.

The fair values of the forward contracts described above are recorded in the Company’s Consolidated Balance Sheets as prepaid expenses and other current assets and accrued expenses and other current liabilities at September 30, 2012. The amount recorded in the results of operations related to these forward contracts are recorded in other income, net in the Consolidated Statements of Operations.

12.    Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Current income tax provision (benefit):
Federal	$15	$16	$(3,883)
State	213	1,356	616
Foreign	(1,374)	858	521

Total current income tax provision (benefit)	(1,146)	2,230	(2,746)

Deferred income tax (benefit):
Federal	(118,432)	—	—
State	(291)	—	—
Foreign	(3,413)	(276)	—

Total deferred income tax (benefit)	(122,136)	(276)	—

Income tax provision (benefit)	$(123,282)	$1,954	$(2,746)

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income before income taxes and equity in earnings of joint ventures are as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Domestic	$2,204	$111,053	$44,956
Foreign	9,216	16,523	11,108

	$11,420	$127,576	$56,064

The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate is as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Income tax provision computed at federal statutory rate	$4,728	$45,736	$19,622
State income taxes, net of federal benefit	260	1,848	699
Net operating loss carryback refund	—	—	(3,899)
Foreign income taxed at different rates	(832)	(1,546)	(1,650)
Dividends	956	(219)	1,006
Change in deferred tax asset valuation allowance	(125,479)	(42,608)	(18,423)
Reduction in uncertain tax positions	(3,732)	(3,719)	(609)
Nondeductible compensation	1,339	295	379
Tax credits generated	(1,195)	(1,179)	(414)
Other	673	3,346	543

Income tax provision (benefit)	$(123,282)	$1,954	$(2,746)

As of September 30, 2012, a deferred tax liability has not been established for any earnings of the foreign subsidiaries since the Company plans to indefinitely re-invest these earnings in overseas operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2012	2011
Accruals and reserves not currently deductible	$10,489	$10,357
Federal, state and foreign tax credits	18,963	22,673
Other assets	1,655	3,304
Net operating loss carryforwards	101,713	119,167
Inventory reserves and valuation	8,790	11,650

Deferred tax assets	141,610	167,151

Depreciation and intangible amortization	5,418	6,851

Deferred tax liabilities	5,418	6,851

Valuation allowance	(16,035)	(162,208)

Net deferred tax asset (liability)	$120,157	$(1,908)

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at September 30, 2012. After consideration of both positive and negative evidence management has concluded that it is more likely than not that a substantial portion of its deferred tax assets will be realized. The positive evidence considered was three year U.S. historical cumulative profitability, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative evidence to be considered is the volatile semiconductor industry that the Company operates in. The Company recorded a tax benefit of $121.8 million resulting from the reduction in the valuation allowance. The Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability. If future operating results of the U.S. or these foreign jurisdictions significantly exceed expectations it is reasonably possible that there could be a further reduction in the valuation allowance in the future. Further reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

As of September 30, 2012, the Company had federal, state and foreign net operating loss carryforwards of approximately $378.8 million and federal and state research and development tax credit carryforwards of approximately $23.1 million available to reduce future tax liabilities, which expire at various dates through 2031. The net operating loss carryforward includes excess deductions related to stock compensation in the amount of $12.5 million which have not been recognized for financial statement purposes. The benefits of these tax deductions will be credited to additional paid-in capital upon being realized.

The Company has performed studies to determine if there are any annual limitations on the federal net operating losses under section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result of these studies, the Company has determined that ownership changes have occurred primarily in connection with acquisitions when the Company has issued stock to the sellers, as well as ownership changes in the subsidiaries acquired by the Company. Certain limitations have been calculated and the benefits of the net operating losses that will expire before utilization have not been recorded as deferred tax assets in the financial statements. The Company’s U.S. net operating losses expire at various dates through 2030.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2012, 2011 and 2010 is as follows (in thousands):

	Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at October 1, 2009	$9,794	$1,669	$11,463
Additions for tax positions of prior years	3,287	506	3,793
Additions for tax positions related to current year	468	—	468
Reductions for tax positions of prior years	(40)	(19)	(59)
Reductions from lapses in statutes of limitations	(413)	—	(413)
Reductions from settlements with taxing authorities	(193)	(4)	(197)
Foreign exchange rate adjustment	(87)	—	(87)

Balance at September 30, 2010	12,816	2,152	14,968
Additions for tax positions of prior years	184	447	631
Additions for tax positions related to current year	242	—	242
Reductions from lapses in statutes of limitations	(961)	—	(961)
Reductions from settlements with taxing authorities	(3,392)	(610)	(4,002)
Foreign exchange rate adjustment	122	—	122

Balance at September 30, 2011	9,011	1,989	11,000
Additions for tax positions of prior years	242	247	489
Reductions from lapses in statutes of limitations	(3,125)	(607)	(3,732)
Foreign exchange rate adjustment	(167)	15	(152)

Balance at September 30, 2012	$5,961	$1,644	$7,605

As of September 30, 2012 all of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized benefits as a component of tax expense, of which $0.2 million, $0.4 million and $0.4 million was recognized for the years ended September 30, 2012, 2011 and 2010, respectively.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The statute of limitations lapsed on several uncertain tax positions in the foreign jurisdictions related to transfer pricing and income tax withholding during fiscal year 2012 that resulted in a $3.7 million reduction in gross unrecognized tax benefits that impacted the effective tax rate. The Company is subject to income tax audits in various global jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2007. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefit will be reduced by approximately $1.1 million during the next twelve months primarily as the result of statutes of limitations expiring.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Postretirement Benefits

Defined Benefit Pension Plans

On October 26, 2005, the Company purchased Helix Technology Corporation and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (the “Helix Plan”). The Plan is a final average pay pension plan. In May 2006, the Company’s Board of Directors approved the freezing of benefit accruals and future participation in the Plan effective October 31, 2006. During the quarter ended March 31, 2012, the Company advised participants of the Helix Plan that it intended to settle this pension obligation during fiscal year 2012. This settlement occurred in the quarter ended September 30, 2012 and resulted in accelerated cash payments of approximately $6.4 million by the Company to fully satisfy the pension liability, and resulted in an accelerated amortization of approximately $8.9 million of prior pension losses which is included as a pension settlement charge in the Consolidated Statements of Operations.

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

The Company uses a September 30th measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets for all plans. The following tables set forth the funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2012 and 2011 for the Helix Plan, the Nexus Plan and the Taiwan Plan (the “Plans”) (in thousands):

	September 30,
	2012	2011
Benefit obligation at beginning of year	$28,068	$15,914
Acquisition date benefit obligations from entities acquired during the fiscal year	—	10,354
Service cost	787	216
Interest cost	984	796
Actuarial loss	1,235	2,138
Benefits paid	(2,203)	(356)
Settlement loss	1,040	—
Settlements paid	(18,928)	—
Foreign currency translation	(802)	(994)

Benefit obligation at end of year	$10,181	$28,068

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2012	2011
Fair value of assets at beginning of year	$20,173	$9,990
Acquisition date fair value of assets for entities acquired during the fiscal year	—	9,226
Actual return on plan assets	1,446	1,322
Disbursements	(2,463)	(356)
Employer contributions	7,684	778
Employee contributions	334	76
Settlements paid	(18,928)	—
Foreign currency translation	(231)	(863)

Fair value of assets at end of year	$8,015	$20,173

	September 30,
	2012	2011
Funded status/accrued benefit liability	$(2,166)	$(7,895)

The following table provides pension amounts recorded within the account line items of the Company’s consolidated balance sheets (in thousands):

	September 30,
	2012	2011
Accrued compensation and benefits	$478	$734
Long-term pension liability	1,688	7,161

In addition, accumulated other comprehensive income at September 30, 2012 and 2011 includes unrecognized net actuarial losses of $1.1 million and $8.9 million, respectively. The estimated portion of net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost for the year ended September 30, 2013 is $6,000.

Net periodic pension cost consisted of the following (in thousands):

	Year Ended September 30,
	2012	2011	2010
Service cost	$787	$216	$100
Interest cost	984	796	775
Expected return on assets	(1,072)	(764)	(604)
Amortization of losses	620	458	327

Net periodic pension cost	1,319	706	598

Settlement loss	8,937	—	—

Total pension cost	$10,256	$706	$598

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss (in thousands):

	September 30,
	2012	2011
Net loss	$1,226	$1,502
Amortization of net loss	(620)	(458)
Settlement loss	(8,937)	—

Total recognized in other comprehensive income	(8,331)	1,044

Total recognized in net periodic benefit cost and other comprehensive income	$(7,012)	$1,750

Certain information for the Plans with respect to accumulated benefit obligations follows (in thousands):

	September 30,
	2012	2011
Projected benefit obligation	$10,181	$28,068
Accumulated benefit obligation	8,906	26,663
Fair value of plan assets	8,015	20,173

Weighted-average assumptions used to determine net cost at September 30, 2012, 2011 and 2010 follows:

	Year Ended September 30,
	2012	2011	2010
Discount rate	3.51%	3.99%	5.50%
Expected return on plan assets	2.18%	4.68%	8.00%
Rate of compensation increase	1.84%	1.79%	N/A

Weighted-average assumptions used to determine the pension obligation at September 30, 2012, 2011 and 2010 follows:

	Year Ended September 30,
	2012	2011	2010
Discount rate	1.89%	3.76%	4.75%
Rate of compensation increase	1.84%	1.79%	N/A

Compensation increase assumptions for the periodic pension cost and pension obligation apply to the Nexus Plan and Taiwan Plan only.

The Company bases its determination of pension expense or benefit on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of September 30, 2012, under the Plans, the Company had cumulative investment losses of approximately $44,000, which remain to be recognized in the calculation of the market-related value of assets. The Company also had cumulative other actuarial losses of $1,026,000 at September 30, 2012, which are amortized into net periodic benefit costs over the average remaining service period of active participants in the plans.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discount rate utilized for determining the future pension obligations for the Nexus Plan is based on corporate bonds yields for bonds denominated in Swiss francs. This discount rate was 1.90% at September 30, 2012, down from 2.30% at September 30, 2011.

The expected long term rate of return on Plan assets used to determine future pension obligations was 2.18% and 4.68% as of September 30, 2012 and 2011, respectively. In developing the expected return on plan assets assumption, the Company evaluated fixed income yield curve data and equity return assumption studies, and applied this data to the expected asset allocation to develop an appropriate projected return on Plan assets.

Plan Assets

The fair value of plan assets for the Nexus Plan and Taiwan Plan were $7.5 million and $0.5 million, respectively, at September 30, 2012. As is customary with Swiss pension plans, the assets of the Nexus Plan are invested in a collective fund with multiple employers through a Swiss insurance company. Investment holdings are primarily in highly rated debt securities. The assets of the Taiwan Plan are invested with a trustee that has been selected by the Taiwan government. The Company has no investment authority over the assets of either the Nexus Plan or the Taiwan Plan. The asset allocation of the plan assets of the non-U.S. plans at September 30, 2012 was as follows:

Percentage of Plan Assets at September 30, 2012
Equity securities	4%
Debt securities	76
Other	19
Cash	1

100%

The fair value of pension assets by asset category and by level at September 30, 2012 were as follows (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Swiss Life collective foundation	$—	7,513	—	$7,513
Taiwan collective trust	—	502	—	502

Total	$—	$8,015	$—	$8,015

See Note 5 for a description of the levels of inputs used to determine fair value measurements.

During the fourth quarter of fiscal year 2012, the Company made contributions of $6.4 million to the Helix Plan in connection with the settlement, which was in addition to the $0.7 million of required minimum contributions made to this plan throughout fiscal year 2012. The Company made required minimum contributions throughout fiscal year 2012 to all of its plans of $1.2 million. The Company expects to contribute $0.5 million to its plans in fiscal 2013 to meet minimum funding targets.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

2013	$1,590
2014	53
2015	55
2016	56
2017	57
2018-2022	457

The Company sponsors defined contribution plans that meet the requirements of Section 401(k) of the Internal Revenue Code. All United States employees of the Company who meet minimum age and service requirements are eligible to participate in the plan. The plan allows employees to invest, on a pre-tax basis, a percentage of their annual salary subject to statutory limitations.

The Company’s contribution expense for worldwide defined contribution plans was $3.1 million, $2.9 million and $2.6 million for the years ended September 30, 2012, 2011 and 2010, respectively.

14.    Stockholders’ Equity

Preferred Stock

At September 30, 2012 and 2011 there were one million shares of preferred stock, $0.01 par value per share authorized; no shares were issued and outstanding at September 30, 2012 and 2011. Preferred stock may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine.

15.    Stock Plans

Amended and Restated 2000 Equity Incentive Plan

The purposes of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”), are to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2000 Plan the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and (ii) options that are not qualified as incentive stock options (“nonqualified stock options”) and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options under the 2000 Plan generally vest over four years and expire seven years from the date of grant. A total of 9,000,000 shares of common stock were reserved for issuance under the 2000 Plan. As of September 30, 2012, 145,000 options are outstanding and 3,392,134 shares remain available for grant.

During the year ended September 30, 2012, the Company issued 685,171 shares of restricted stock or units under the Amended and Restated 2000 Equity Incentive Plan, net of cancellations. These restricted stock awards generally have the following vesting schedules: immediate; three year vesting in which one-quarter vest at the end of Year 1, one-quarter vest at the end of Year 2 and one-half vest at the end of Year 3; and three year vesting in which one-third vest at the end of Year 1, one-third vest at the end of Year 2 and one-third vest at the end of Year 3. Compensation expense related to these awards is being recognized on a straight line basis over the vesting period, based on the fair market value of the Company’s common stock on the date of grant. In addition, in fiscal 2012, the Company granted 1,054,250 restricted stock awards net of cancellations to senior management, the number of shares ultimately issued will be measured at the end of fiscal year 2014 and is dependent upon the achievement of certain financial performance goals. These awards are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement of performance targets. Changes to the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected attainment of performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

1998 Employee Equity Incentive Plan

The purposes of the 1998 Employee Equity Incentive Plan (the “1998 Plan”), adopted by the Board of Directors of the Company in April 1998, are to attract and retain employees and provide an incentive for them to assist the Company in achieving long-range performance goals and to enable them to participate in the long-term growth of the Company. All employees of the Company, other than its officers and directors, (including contractors, consultants, service providers or others) who are in a position to contribute to the long-term success and growth of the Company, are eligible to participate in the 1998 Plan. Options under the 1998 Plan generally vest over a period of four years and generally expire seven years from the date of grant. On February 26, 2003, the Board of Directors voted to cancel and not return to the reserve any 1998 Plan forfeited options. From February 26, 2003 through September 30, 2012, 3,211,820 options were forfeited due to employee terminations. On August 5, 2009, the Board of Directors voted not to issue any further shares out of the 1998 Plan. A total of 1,000 options are outstanding under the 1998 Plan as of September 30, 2012.

1993 Non-Employee Director Stock Option Plan

The purpose of the 1993 Non-Employee Director Stock Option Plan (the “Directors Plan”) was to attract and retain the services of experienced and knowledgeable independent directors of the Company. Options granted under the Directors Plan generally vested over a period of five years and generally expired ten years from the date of grant. A total of 10,000 options are outstanding and no shares remain available for grant under the Directors Plan as of September 30, 2012.

Stock Options of Acquired Companies

In connection with the acquisition of Helix on October 26, 2005, the Company assumed the outstanding options of multiple stock option plans that were adopted by Helix. At acquisition, 689,622 options to purchase Helix common stock were outstanding and converted into 765,480 options to purchase the Company’s Common Stock. A total of 37,182 options are outstanding and 456,343 shares remain available for grant under the Helix plans as of September 30, 2012. The Company does not intend to issue any additional options under the Helix stock option plan.

Stock Option Activity

Aggregate stock option activity for all the above plans for the year ended September 30, 2012 is as follows:

	2012
	Shares	Weighted- Average Remaining Contractual Term	Weighted Average Price	Aggregate Intrinsic Value (In Thousands)
Options outstanding at beginning of year	370,137		$14.57
Exercised	(13,320)		$7.75
Forfeited/expired	(163,635)		$16.84

Options outstanding at end of year	193,182	0.4 years	$13.11	$3

Vested at end of year	193,182	0.4 years	$13.11	$3

Options exercisable at end of year	193,182	0.4 years	$13.11	$3

Options available for future grant	3,848,477

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $8.04 as of September 28, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted in fiscal 2012, 2011 or 2010. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $56,000, $15,000 and $3,000, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2012, 2011 and 2010 was $103,000, $6,000 and $19,000, respectively.

As of September 30, 2012 there was no future compensation cost related to stock options as all outstanding stock options have vested.

The Company settles employee stock option exercises with newly issued common shares.

Based on information currently available, the Company believes that, although certain options may have been granted in violation of its applicable option plans, those options are valid and enforceable obligations of the Company.

Restricted Stock Activity

Restricted stock for the year ended September 30, 2012 was determined using the fair value method. A summary of the status of the Company’s restricted stock as of September 30, 2012 and changes during the year is as follows:

	2012
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	1,590,989	$10.15
Awards granted	1,887,419	$11.80
Awards vested	(597,962)	$9.67
Awards canceled	(147,998)	$11.54

Outstanding at end of year	2,732,448	$10.47

The weighted average grant date fair value of restricted stock granted during fiscal 2011 and fiscal 2010 was $11.27 and $8.73 per share, respectively. The fair value of restricted stock awards vested during fiscal 2012, 2011 and 2010 was $5.6 million, $7.4 million and $6.8 million, respectively.

As of September 30, 2012, the unrecognized compensation cost related to nonvested restricted stock is $8.8 million and will be recognized over an estimated weighted average amortization period of 1.8 years.

1995 Employee Stock Purchase Plan

On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 3,000,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. On February 8, 2012, the stockholders approved an amendment to the 1995 Plan to increase the number of shares of the Company’s common stock available for issuance by 1,000,000 shares, from 3,000,000 to 4,000,000 shares. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan at any time or upon termination of employment. As of September 30, 2012, 2,909,645 shares of common stock have been purchased under the 1995 Plan and 1,090,355 shares remain available for purchase.

16.    Restructuring Costs and Accruals

Fiscal 2012 Activities

The Company recorded a restructuring charge of $3.3 million for fiscal year 2012. These charges are related primarily to a series of workforce reductions implemented to improve the Company’s cost structure by eliminating 118 employees. The Brooks Product Solutions segment incurred a severance charge of $1.3 million to eliminate 60 positions; Brooks Global Services segment incurred a severance charge of $1.0 million to eliminate 34 positions, and the Company incurred $0.7 million to eliminate 10 corporate support positions. These workforce reductions were implemented to better align resources with future requirements. The Brooks Life Science Systems segment incurred severance charges of $0.3 million to eliminate 14 positions, mainly due to the consolidation of administrative functions. All unpaid severance charges as of September 30, 2012 will be paid during fiscal year 2013, with a significant majority paid during the first half of fiscal year 2013.

Fiscal 2011 Activities

The Company recorded a charge to operations of $1.0 million in the year ended September 30, 2011 for restructuring costs. Of this amount, $0.7 million related to workforce reductions and $0.3 million related to facility costs. The severance costs are comprised of $0.3 million of severance for the elimination of 19 employees, including 13 employees in the Brooks Life Science Systems segment resulting from the consolidation of certain functions as the operations of RTS and Nexus were combined into one operating segment, and $0.4 million of adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs relate to facilities exited in previous years. The costs for these exited facilities ended as of September 30, 2011.

Fiscal 2010 Activities

The Company recorded a charge to operations of $2.5 million in the year ended September 30, 2010 for restructuring costs. Of this amount, $0.9 million related to workforce reductions and $1.6 million related to facility costs. The severance costs primarily included adjustments for contingent severance arrangements for corporate management positions eliminated in prior periods. The facility costs included $0.4 million to amortize the deferred discount on multi-year facility restructuring liabilities.

The activity related to the Company’s restructuring accruals is below (in thousands):

	Fiscal 2012 Activity
	Balance September 30, 2011	Expense	Utilization	Balance September 30, 2012
Workforce-related	$293	$3,275	$(1,470)	$2,098

	Fiscal 2011 Activity
	Balance September 30, 2010	Expense	Utilization	Balance September 30, 2011
Facilities and other	$3,509	$310	$(3,819)	$—
Workforce-related	—	726	(433)	293

	$3,509	$1,036	$(4,252)	$293

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2010 Activity
	Balance September 30, 2009	Expense	Utilization	Balance September 30, 2010
Facilities	$6,289	$1,584	$(4,364)	$3,509
Workforce-related	1,372	945	(2,317)	—

	$7,661	$2,529	$(6,681)	$3,509

17.    Segment and Geographic Information

The Company reports financial results in four segments: Brooks Product Solutions, Brooks Global Services, Brooks Life Science Systems and Contract Manufacturing. This financial reporting structure was implemented effective as of the beginning of the Company’s fourth quarter of fiscal year 2011 in response to changes in its management structure as well as the acquisition of two life science companies in the second half of fiscal 2011.

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

The Contract Manufacturing segment provided services to build equipment front-end modules, vacuum transport modules and other subassemblies which enabled the Company’s customers to effectively source high quality and high reliability process tools for semiconductor market applications. The Company sold this segment on June 28, 2011.

The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Intersegment revenues between Brooks Product Solutions and Contract Manufacturing were eliminated from Contract Manufacturing revenues. The profits reported on intercompany transactions are based on the transfer prices charged which approximates fair value to third parties. Other unallocated corporate expenses (primarily certain legal costs associated with the Company’s past equity incentive-related practices and costs to indemnify a former executive in connection with these matters), amortization of acquired intangible assets (excluding completed technology), restructuring, pension settlement and in-process research and development are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon various cost drivers associated with the respective administrative function, including segment revenues, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, restricted cash, marketable securities, long-term deferred tax assets and investments in joint ventures.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Contract Manufacturing	Total
Year ended September 30, 2012
Revenues
Product	$380,888	$11,324	$39,749	$—	$431,961
Services	—	74,628	12,862	—	87,490

	$380,888	$85,952	$52,611	$—	$519,451

Gross profit	$127,472	$25,599	$20,415	$—	$173,486
Segment operating income (loss)	$21,319	$9,404	$(3,139)	$—	$27,584
Depreciation	$8,952	$2,344	$2,111	$—	$13,407
Assets	$218,799	$56,120	$107,530	$—	$382,449
Year ended September 30, 2011
Revenues
Product	$451,287	$14,786	$7,715	$137,329	$611,117
Services	—	74,058	2,930	—	76,988

	$451,287	$88,844	$10,645	$137,329	$688,105

Gross profit	$171,801	$31,750	$2,260	$17,210	$223,021
Segment operating income (loss)	$64,921	$13,293	$(4,684)	$10,649	$84,179
Depreciation	$8,597	$2,481	$543	$1,000	$12,621
Assets	$235,322	$52,354	$101,331	$—	$389,007
Year ended September 30, 2010
Revenues
Product	$362,524	$13,740	$—	$155,543	$531,807
Services	—	61,165	—	—	61,165

	$362,524	$74,905	$—	$155,543	$592,972

Gross profit	$128,479	$20,354	$—	$17,462	$166,295
Segment operating income	$40,143	$3,805	$—	$8,335	$52,283
Depreciation	$9,465	$2,843	$—	$2,255	$14,563
Assets	$227,408	$53,564	$—	$57,024	$337,996

Revenues from the Brooks Product Solutions segment for the fiscal years ended September 30, 2011 and 2010 include intercompany sales of $49.2 million and $62.9 million, respectively, from this segment to the Contract Manufacturing segment. These intercompany revenues have been eliminated from the revenues of Contract Manufacturing.

Revenues for the Contract Manufacturing segment for the fiscal years ended September 30, 2011 and 2010 exclude intercompany sales of $10.7 million and $12.5 million, respectively, from this segment to the Brooks Product Solutions segment.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the years ended September 30, 2012, 2011 and 2010 is as follows (in thousands):

	As of and for the Year Ended September 30,
	2012	2011	2010
Segment operating income	$27,584	$84,179	$52,283
Other unallocated corporate expenses(1)	(1,833)	1,135	778
Amortization of acquired intangible assets	4,618	2,411	1,969
Restructuring charges	3,275	1,036	2,529
Pension settlement	8,937	—	—
In-process research and development	3,026	—	—

Total operating income	$9,561	$79,597	$47,007

Segment assets	$382,449	$389,007
Investments in cash, cash equivalents, restricted cash and marketable securities	200,994	207,111
Long-term deferred tax assets	104,626	—
Investments in joint ventures	31,428	34,950
Other unallocated corporate net assets	22,463	5,890

Total assets	$741,960	$636,958

(1)	Other unallocated corporate expenses for the year ended September 30, 2012 includes a credit of $3.3 million related to insurance proceeds received as reimbursement of litigation costs previously incurred

Net revenues based upon the source of the order by geographic area are as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
North America	$230,735	$349,456	$322,542
Asia/Pacific	194,711	244,524	203,172
Europe	94,005	94,125	67,258

	$519,451	$688,105	$592,972

Long-lived assets, consisting of property, plant and equipment by geographic area are as follows (in thousands):

	September 30,
	2012	2011
North America	$51,546	$55,295
Asia/Pacific	2,123	1,920
Europe	10,809	11,381

	$64,478	$68,596

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Significant Customers

The Company had one customer that accounted for more than 10% of revenues, at 13%, in the year ended September 30, 2012. The Company had two customers that each accounted for more than 10% of revenues, at 15% and 13%, respectively, in the year ended September 30, 2011. The Company had three customers that each accounted for more than 10% of revenues, at 21%, 15% and 10%, respectively, in the year ended September 30, 2010. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at September 30, 2012 and 2011.

19.    Other Balance Sheet Information

The following is a summary of accounts receivable at September 30, 2012 and 2011 (in thousands):

	September 30,
	2012	2011
Accounts receivable	$79,706	$77,318
Less allowance for doubtful accounts	851	617

	$78,855	$76,701

The allowance for doubtful accounts activity for the years ended September 30, 2012, 2011 and 2010 were as follows (in thousands):

Description	Balance at Beginning of Period	Provisions	Reversals of Bad Debt Expense	Write-offs and Adjustments	Balance at End of Period
2012 Allowance for doubtful accounts	$617	$367	$(130)	$(3)	$851
2011 Allowance for doubtful accounts	491	—	—	126	617
2010 Allowance for doubtful accounts	719	125	(192)	(161)	491

The following is a summary of inventories at September 30, 2012 and 2011 (in thousands):

	September 30,
	2012	2011
Inventories
Raw materials and purchased parts	$64,732	$65,770
Work-in-process	20,800	29,460
Finished goods	17,453	12,424

	$102,985	$107,654

Reserves for excess and obsolete inventory were $23.2 million, $24.7 million and $23.8 million at September 30, 2012, 2011 and 2010, respectively. The Company recorded charges/credits to reserves for excess and obsolete inventory of $4.3 million, $2.2 million and $(1.9) million in fiscal 2012, 2011 and 2010, respectively. The net credits recorded for fiscal 2010 are related to the sales of previously reserved items. The Company reduced the reserves for excess and obsolete inventory by $5.8 million, $3.5 million and $1.5 million, in fiscal 2012, 2011 and 2010, respectively, for disposals of inventory.

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the years ended September 30, 2012, 2011 and 2010 is as follows (in thousands):

Balance at September 30, 2009	$5,698
Accruals for warranties during the year	17,948
Settlements made during the year	(15,451)

Balance at September 30, 2010	8,195
Adjustments for acquisitions and divestitures	698
Accruals for warranties during the year	11,299
Settlements made during the year	(12,754)

Balance at September 30, 2011	7,438
Adjustments for acquisitions and divestitures	7
Accruals for warranties during the year	13,751
Settlements made during the year	(13,867)

Balance at September 30, 2012	$7,329

20.    Commitments and Contingencies

Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2022. Rental expense under operating leases, excluding expense recorded as a component of restructuring, for the years ended September 30, 2012, 2011 and 2010 was $4.8 million, $4.9 million and $4.7 million, respectively. Future minimum lease commitments on non-cancelable operating leases are as follows (in thousands):

Operating Leases
Year ended September 30, 2013	$6,694
2014	4,871
2015	2,825
2016	1,298
2017	835
Thereafter	2,248

$18,771

The Company is a guarantor on a lease in Mexico that expires in January 2015. As of September 30, 2012, the remaining payments under this lease are approximately $0.9 million.

Letters of Credit

At September 30, 2012, the Company had $3.3 million of outstanding letters of credit.

Purchase Commitments

The Company has non-cancelable contracts and purchase orders for inventory of $64.3 million at September 30, 2012.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

On August 22, 2006, an action captioned as Mark Levy v. Robert J. Therrien and Brooks Automation, Inc., was filed in the United States District Court for the District of Delaware, seeking recovery, on behalf of Brooks, from Mr. Therrien (the Company’s former Chairman and CEO) under Section 16(b) of the Exchange Act for alleged “short-swing” profits earned by Mr. Therrien due to the loan and stock option exercise in November 1999, and a sale by Mr. Therrien of Brooks stock in March 2000. On February 20, 2007, a second Section 16(b) action, concerning the same loan and stock option exercise in November 1999 discussed above, was filed in the United States District Court of the District of Delaware, captioned Aron Rosenberg v. Robert J. Therrien and Brooks Automation, Inc. On April 4, 2007, the court issued an order consolidating the Levy and Rosenberg actions (the “Section 16(b) Action”).

On February 24, 2011, the parties executed a settlement agreement to resolve the Section 16(b) Action. Pursuant to this agreement, Mr. Therrien sold 150,000 shares of Brooks stock, the proceeds of which formed the settlement fund and totaled approximately $1.9 million.

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

Following a hearing on May 17, 2011, the court in the Section 16(b) Action found that the settlement in the Section 16(b) Action and the Global Settlement Agreement were both in the best interest of the parties and the Company’s shareholders. On June 16, 2011, the settlement of the Section 16(b) Action became final and the Company received $1.3 million in settlement proceeds of which 50% will be paid to the Company’s insurance company and the remaining 50% has been recorded as income. On February 1, 2012, the court approved Mr. Therrien’s settlement with the SEC, and the Company subsequently received additional net insurance proceeds to reimburse litigation related costs previously incurred of approximately $3.3 million which was recorded as a reduction to Selling, General & Administrative costs during the three months ended March 31, 2012.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations.

21.    Subsequent Events

On October 29, 2012, the Company acquired all the outstanding stock of Crossing Automation Inc. (“Crossing”), a U.S. based provider of automation solutions and consumables primarily to global semiconductor front-end markets. The Company paid, in cash, an aggregate merger consideration of $63.1 million, which is subject to working capital adjustments to be determined subsequent to the closing. The acquisition of Crossing

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides the Company with the opportunity to enhance its existing capabilities with respect to manufacturing of atmospheric and vacuum automation solutions within the semiconductor front-end market.

On November 7, 2012, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on December 28, 2012 to common stockholders of record on December 7, 2012. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)  Exhibits

Exhibit No.	Description

3.01	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (Reg. No. 333-127945), filed on August 30, 2005 (the “Helix S-4”), as amended on September 22, 2005).

3.02	Certificate of Designations of the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.03 of the Company’s registration statement on Form S-3 (Reg. No. 333-34487), filed on August 27, 1997).

3.03	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Helix S-4, as amended on September 22, 2005).

3.04	Certificate of Amendment of the Company’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Helix S-4).

3.05	Certificate of Increase of Shares Designated as the Company’s Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 of the Helix S-4).

3.06	Certificate of Ownership and Merger of PRI Automation, Inc. into the Company (incorporated herein by reference to Exhibit 3.6 of the Helix S-4).

3.07	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated herein by reference to Exhibit 3.8 of the Helix S-4).

3.08	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.9 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010, as filed on November 23, 2010 (“2010 10-K”)).

3.09	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.10 to the Company’s 2010 10-K).

3.10	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.12 to the Company’s 2010 10-K).

3.11	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).

4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s registration statement on Form S-3 (Reg. No. 333-88320), filed on May 15, 2002).

10.01	Shareholders’ Agreement, dated as of June 30, 2006, among Yaskawa Electric Corporation, Brooks Automation, Inc. and Yaskawa Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.01 to the Company’s 2010 10-K).

10.02	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation (incorporated herein by reference to Exhibit 10.02 to the 2010 10-K).

10.03	Brooks Japan Robot Supply Agreement, made as of June 30, 2006, by and between Yaskawa Brooks Automation, Inc. and Brooks Automation, Inc. (incorporated herein by reference to Exhibit 10.03 to the Company’s 2010 10-K).

10.04	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-2 (Reg. No. 2-84880) filed by Helix Technology Corporation)).

10.05	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company’s registration statement on Form S-1 (Reg. No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”)).

Exhibit No.	Description

10.06	Employment Agreement, effective as of January 28, 2008, by and between Brooks Automation, Inc. and Martin S. Headley (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 31, 2008).

10.07	Employment Agreement, effective as of April 5, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed on May 6, 2010).

10.08	Offer letter dated December 1, 2011 between the Company and Mark D. Morelli.

10.09	Separation Agreement dated November 8, 2012 between the Company and Steven Michaud.

10.10	1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (Reg. No. 333-22717), filed on March 4, 1997).

10.11	1995 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the Company’s 2010 10-K).

10.12	Amended and Restated 2000 Equity Incentive Plan, restated as of December 29, 2008 (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2008, filed on February 9, 2009).

10.13	Helix Technology Corporation 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005).

10.14	Helix Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 (Reg. No. 333-129724), filed on November 16, 2005).

10.15	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s 2010 10-K).

10.16	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s 2010 10-K).

10.17	Form of 2000 Equity Incentive Plan Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s 2010 10-K).

10.18	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 to the Company’s 2010 10-K).

10.19	Form of Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed on November 28, 2011 (“2011 10-K”)) .

10.20	Non-Employee Directors Stock Grant/Restricted Stock Unit Election Form (incorporated herein by reference to Exhibit 10.40 to the Company’s 2010 10-K).

10.21	Brooks Automation, Inc. Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.25 to the Company’s 2010 10-K).

10.22	Amendment No. 2008-01 to the Brooks Automation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

10.23	Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated October 23, 2002 (incorporated herein by reference to Exhibit 10.28 to the Company’s 2008 10-K).

Exhibit No.	Description

10.24	First Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated November 1, 2002 (incorporated herein by reference to Exhibit 10.29 to the Company’s 2008 10-K).

10.25	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee (incorporated herein by reference to Exhibit 10.30 to the 2010 10-K).

10.26	Factory Lease Advanced Agreement among Sang Chul Park, Young Ja Kim, Joon Ho Park, Brooks Automation Asia, Ltd. and Brooks Automation Korea, Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s 2010 10-K).

10.27	Lease dated September 6, 2001 between The Harry Friedman and Edith B. Friedman Revocable Living Trust Dated May 15, 1986 et al as Lessor and the Company (IGC — Polycold Systems Inc.) as Lessee (incorporated herein by reference to Exhibit 10.37 to the Company’s 2010 10-K).

10.28	Lease dated August 8, 2008 between the Company and Koll/Intereal Bay Area for 4051 Burton Drive, Santa Clara, CA (incorporated herein by reference to Exhibit 10.38 to the Company’s 2008 10-K).

10.29	Standard Industrial lease dated May 31, 2010 by and between Brooks Automation, Inc. (formerly Nexus Biosystems, Inc.) and Crest Partners-Poway One Danielson for 14100 Danielson Street, Building 100, Poway, California (incorporated herein by reference to Exhibit 10.29 to the Company’s 2011 10-K).

10.30	Agreement and Plan of Merger among Nexus Biosystems, Inc., the Company, Spurs Acquisition, Inc., a wholly-owned subsidiary of the Company, and Telegraph Hill Partners Management Company LLC, dated as of July 25, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on July 29, 2011).

10.31	Master Purchase and Sale Agreement by and among Brooks Automation, Inc., Celestica Oregon LLC, 2281392 Ontario Inc., and, for the limited purposes set forth therein, Celestica, Inc., dated as of April 20, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on April 26, 2011).

10.32	Agreement and Plan of Merger among Crossing Automation Inc., the Company, Niners Acquisition Corporation, a wholly-owned subsidiary of the Company, and Shareholder Representative Services LLC, dated as of October 28, 2012 (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on October 31, 2012).

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP (Independent registered public accounting firm for the Company).

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certification.

101	The following material from the Company’s Annual Report on Form 10-K, for the year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/S/ STEPHEN S. SCHWARTZ
Stephen S. Schwartz Chief Executive Officer

Date: November 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN S. SCHWARTZ Stephen S. Schwartz	Director and Chief Executive Officer (Principal Executive Officer)	November 20, 2012

/S/ MARTIN S. HEADLEY Martin S. Headley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 20, 2012

/S/ TIMOTHY S. MATHEWS Timothy S. Mathews	Vice President and Corporate Controller (Principal Accounting Officer)	November 20, 2012

/S/ A. CLINTON ALLEN A. Clinton Allen	Director	November 20, 2012

/S/ JOSEPH R. MARTIN Joseph R. Martin	Director	November 20, 2012

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	November 20, 2012

/S/ KRISHNA G. PALEPU Krishna G. Palepu	Director	November 20, 2012

/S/ CHONG SUP PARK Chong Sup Park	Director	November 20, 2012

/S/ KIRK P. POND Kirk P. Pond	Director	November 20, 2012

/S/ ALFRED WOOLLACOTT III Alfred Woollacott III	Director	November 20, 2012

/S/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 20, 2012

/S/ ELLEN M. ZANE Ellen M. Zane	Director	November 20, 2012