Form 10-Q
period 2012-12-31
BROOKS AUTOMATION INC
filed 2013-01-31
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 22, 2013: Common stock, $0.01 par value and 66,345,436 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31, 2012	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$54,923	$54,639
Restricted cash	768	763
Marketable securities	48,070	85,646
Accounts receivable, net	63,832	78,855
Inventories	105,123	102,985
Deferred tax assets	18,134	15,531
Prepaid expenses and other current assets	9,879	9,070

Total current assets	300,729	347,489
Property, plant and equipment, net	65,006	64,478
Long-term marketable securities	38,996	59,946
Long-term deferred tax assets	101,135	104,626
Goodwill	114,043	88,440
Intangible assets, net	67,439	39,400
Equity investment in joint ventures	30,437	31,428
Other assets	7,044	6,153

Total assets	$724,829	$741,960

Liabilities and equity
Current liabilities
Accounts payable	$21,199	$28,988
Deferred revenue	8,927	9,986
Accrued warranty and retrofit costs	7,724	7,329
Accrued compensation and benefits	13,425	14,118
Accrued restructuring costs	4,793	2,098
Accrued income taxes payable	891	1,699
Accrued expenses and other current liabilities	17,248	16,973

Total current liabilities	74,207	81,191
Income taxes payable	8,065	6,356
Long-term pension liability	1,415	1,688
Other long-term liabilities	3,853	3,424

Total liabilities	87,540	92,659

Contingencies (Note 16)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,807,305 shares issued and 66,345,436 shares outstanding at December 31, 2012, 79,790,557 shares issued and 66,328,688 shares outstanding at September 30, 2012	798	798
Additional paid-in capital	1,819,402	1,817,706
Accumulated other comprehensive income	24,420	23,642
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,007,027)	(992,524)

Total Brooks Automation, Inc. stockholders’ equity	636,637	648,666
Noncontrolling interest in subsidiaries	652	635

Total equity	637,289	649,301

Total liabilities and equity	$724,829	$741,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended December 31,
	2012	2011
Revenues
Product	$77,323	$97,098
Services	20,702	23,130

Total revenues	98,025	120,228

Cost of revenues
Product	54,481	64,289
Services	14,386	15,582

Total cost of revenues	68,867	79,871

Gross profit	29,158	40,357

Operating expenses
Research and development	11,518	11,949
Selling, general and administrative	25,947	26,742
Restructuring and other charges	4,757	203

Total operating expenses	42,222	38,894

Operating income (loss)	(13,064)	1,463
Interest income	275	279
Interest expense	(1)	(7)
Other income (expense), net	(93)	346

Income (loss) before income taxes and equity in earnings (losses) of joint ventures	(12,883)	2,081
Income tax provision (benefit)	(3,670)	300

Income (loss) before equity in earnings (losses) of joint ventures	(9,213)	1,781
Equity in earnings (losses) of joint ventures	(6)	1,050

Net income (loss)	$(9,219)	$2,831
Net income attributable to noncontrolling interests	(17)	(8)

Net income (loss) attributable to Brooks Automation, Inc.	$(9,236)	$2,823

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$(0.14)	$0.04

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$(0.14)	$0.04

Shares used in computing earnings (loss) per share
Basic	65,567	64,812
Diluted	65,567	65,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three months ended December 31,
	2012	2011
Net income (loss)	$(9,219)	$2,831
Change in cumulative translation adjustment	530	(2,959)
Unrealized gain (loss) on marketable securities	(129)	93
Actuarial gain (loss)	377	(84)

Comprehensive loss	(8,441)	(119)
Comprehensive income attributable to noncontrolling interests	(17)	(8)

Comprehensive loss attributable to Brooks Automation, Inc.	$(8,458)	$(127)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three months ended December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(9,219)	$2,831
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,441	5,268
Stock-based compensation	2,511	1,743
Amortization of premium on marketable securities	370	654
Undistributed earnings (losses) of joint ventures	6	(1,050)
Deferred income tax benefit	(4,310)	—
Pension settlement	87	—
Loss on disposal of long-lived assets	13	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	20,216	3,935
Inventories	6,841	5,874
Prepaid expenses and other current assets	317	(490)
Accounts payable	(10,793)	(5,910)
Deferred revenue	(1,340)	(2,427)
Accrued warranty and retrofit costs	(1,127)	(152)
Accrued compensation and benefits	(4,054)	(4,270)
Accrued restructuring costs	2,390	32
Accrued expenses and other current liabilities	(3,237)	(929)

Net cash provided by operating activities	5,112	5,109

Cash flows from investing activities
Purchases of property, plant and equipment	(641)	(2,063)
Purchases of marketable securities	(18,168)	(23,579)
Sale/maturity of marketable securities	75,622	24,549
Acquisition, net of cash acquired	(56,033)	(8,716)
Payment of deferred leasing cost	(686)	—
Decrease in restricted cash	—	430

Net cash provided by (used in) investing activities	94	(9,379)

Cash flows from financing activities
Common stock dividend paid	(5,311)	(5,185)

Net cash used in financing activities	(5,311)	(5,185)

Effects of exchange rate changes on cash and cash equivalents	389	(165)

Net increase (decrease) in cash and cash equivalents	284	(9,620)
Cash and cash equivalents, beginning of period	54,639	58,833

Cash and cash equivalents, end of period	$54,923	$49,213

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2012.

In the third quarter of fiscal 2012, the Company identified prior period errors related to the accounting for its equity method investment in ULVAC Cryogenics, Inc. The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods. Revisions for these corrections to the applicable prior periods were disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. For the three months ended December 31, 2011, the Company previously reported $1,225,000 of equity in earnings of joint ventures but revised the amount to $1,050,000.

Recently Enacted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. On October 1, 2012 the Company adopted this guidance, and elected to present two separate but consecutive statements.

2. Stock-Based Compensation

The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2012 and 2011 (in thousands):

	Three months ended December 31,
	2012	2011
Restricted stock	$2,384	$1,595
Employee stock purchase plan	127	148

	$2,511	$1,743

The fair value per share of restricted stock is equal to the quoted price of the Company’s common stock on the date of grant, net of estimated forfeitures. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

During the three months ended December 31, 2012, the Company granted 1,183,500 shares of restricted stock to members of senior management of which 524,250 shares vest over the service period and the remaining 659,250 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2013. Total compensation expense on these awards is a maximum of $14.5 million, net of cancellations. During the three months ended December 31, 2011, the Company granted 1,377,000 shares of restricted stock to members of senior management of which 369,250 shares vest over the service period and the remaining 1,007,750 shares vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014. Total compensation expense on these awards is a maximum of $17.3 million, net of cancellations. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement against performance targets. Changes to the projected attainment against performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.

During the three months ended December 31, 2011, the Company’s Chief Executive Officer was granted an award of 100,000 cash settled phantom units, which are subject to the same vesting terms as the performance-based restricted stock units granted in the three months ended December 31, 2011. The Company’s unaudited consolidated balance sheet at December 31, 2012 and September 30, 2012 includes a liability of approximately $123,000 and $78,000, respectively, for this potential cash payment. The Company incurred an expense of $45,000 and $25,000 for the three months ended December 31, 2012 and 2011, respectively, in connection with the cash settled phantom unit award.

Stock Option Activity

The following table summarizes stock option activity for the three months ended December 31, 2012:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2012	193,182		$13.11
Forfeited/expired	(155,990)		13.33

Outstanding at December 31, 2012	37,192	0.9 years	$12.17	$3
Vested at December 31, 2012	37,192	0.9 years	$12.17	$3
Options exercisable at December 31, 2012	37,192	0.9 years	$12.17	$3

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $8.05 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted during the three months ended December 31, 2012 or 2011. There were no stock option exercises in the three months ended December 31, 2012 or 2011.

As of December 31, 2012 there was no future compensation cost related to stock options as all outstanding stock options have vested.

Restricted Stock Activity

A summary of the status of the Company’s restricted stock as of December 31, 2012 and changes during the three months ended December 31, 2012 is as follows:

	Three months ended December 31, 2012
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2012	2,732,448	$10.47
Awards granted	1,183,500	7.80
Awards vested	(332,314)	8.59
Awards canceled	(231,741)	11.59

Outstanding at December 31, 2012	3,351,893	$10.81

The fair value of restricted stock awards vested during the three months ended December 31, 2012 and 2011 was $2.9 million and $0.4 million, respectively.

As of December 31, 2012, the unrecognized compensation cost related to restricted stock that is expected to vest is $12.4 million and will be recognized over an estimated weighted average amortization period of 2.0 years.

Employee Stock Purchase Plan

There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2012 or 2011.

3. Acquisition

On October 29, 2012, the Company acquired all the outstanding stock of Crossing Automation Inc. (“Crossing”), a U.S. based provider of automation solutions and services primarily to global semiconductor front-end markets. The Company paid, in cash, an aggregate merger consideration of $59.0 million, net of cash acquired. Crossing is based in Fremont, California, and the Company’s nearby Santa Clara, California operation will be integrated into the Crossing facility. Crossing resides in the Brooks Product Solutions and the Brooks Global Services segments. The acquisition of Crossing provides the Company with the opportunity to enhance its existing capabilities with respect to manufacturing of atmospheric and vacuum automation solutions within the semiconductor front-end market.

The assets and liabilities associated with Crossing were recorded at their fair values as of the acquisition date and the preliminary amounts follow (in thousands):

Accounts receivable	$5,356
Inventory	8,668
Prepaid expenses	610
Other current assets	1,358
Property, plant and equipment	3,120
Completed technology	10,530
Customer relationships	20,010
Goodwill	25,603
Other long term assets	885
Accounts payable	(3,024)
Accrued liabilities	(5,172)
Deferred revenue	(319)
Other current liabilities	(388)
Other long-term liabilities	(8,232)

Total purchase price, net of cash acquired	$59,005

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Crossing’s products and services. The purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective.

The Company used the relief-from-royalty method to value the completed technology and the excess earnings method to value the customer relationships. Cash flows were discounted at a rate of 15%. The weighted-average amortization periods are 7.7 years for completed technologies and 8.0 years for customer relationships. The intangible assets acquired will be amortized using methods that approximate the pattern in which the economic benefits are expected to be realized, including variable declining balance and straight-line methods.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. Goodwill arising from the acquisition is not deductible for tax purposes.

The Company has not yet completed the final allocation of the purchase price related to certain intangible assets. The Company expects to complete the final allocation within the second quarter of fiscal 2013 and any adjustments are not expected to be material.

Crossing’s operating results have been included in the results of operations for the Brooks Product Solutions and Brooks Global Services segments from the acquisition date. Revenue from Crossing for the three months ended December 31, 2012 was $8.5 million, and the net loss was $1.9 million. The net loss includes charges to expense a significant portion of the step-up in value of acquired inventories which increased the net loss by $1.5 million.

The following pro forma summary presents consolidated information of the Company as if the acquisition of Crossing occurred on October 1, 2011 (in thousands):

	Three months ended December 31,
	2012	2011
Revenue	$100,119	$133,124
Net income attributable to Brooks Automation, Inc.	$(10,310)	$2,810

The pro forma net income has been adjusted to reflect additional amortization from adjustments to intangible assets as if those adjustments had been applied as of October 1, 2011.

Transaction costs of $3.6 million incurred by Crossing prior to the closing of the acquisition have been eliminated from pro forma net loss as presented above. These costs include banker fees of $1.5 million, one-time incentive compensation payments related to the transaction of $1.2 million and $0.9 million of legal and professional fees. Transaction costs incurred by the Company related to this acquisition were $634,000 for the quarter ended December 31, 2012, and are included in selling, general and administrative expense.

4. Goodwill and Intangible Assets

The components of the Company’s goodwill by business segment at December 31, 2012 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2012	$485,844	$151,238	$40,302	$26,014	$703,398
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)

Goodwill, less accumulated impairments at September 30, 2012	$48,138	$—	$40,302	$—	$88,440

Acquisitions and adjustments during the three months ended December 31, 2012	20,228	5,375	—	—	25,603

Goodwill, less accumulated impairments at December 31, 2012	$68,366	$5,375	$40,302	$—	$114,043

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2012			September 30, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,119	$689	$7,808	$7,093	$715
Completed technology	65,105	43,912	21,193	54,583	42,751	11,832
Trademarks and trade names	4,014	3,900	114	4,014	3,880	134
Customer relationships	68,937	23,494	45,443	48,654	21,935	26,719

	$145,864	$78,425	$67,439	$115,059	$75,659	$39,400

5. Income Taxes

The Company recorded an income tax benefit of $3.7 million for the three months ended December 31, 2012. This benefit substantially consists of U.S. deferred tax benefits partially offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.

The Company recorded an income tax provision of $0.3 million for the three months ended December 31, 2011. This provision substantially consists of foreign income taxes arising from the Company’s international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of December 31, 2012, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company’s U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2006. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s statement of financial position. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefit will be reduced by approximately $0.9 million during the next twelve months primarily as the result of statutes of limitations expiring.

6. Earnings per Share

Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended December 31,
	2012	2011
Weighted average common shares outstanding used in computing basic earnings per share	65,567	64,812
Dilutive common stock options and restricted stock awards	—	497

Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,567	65,309

Approximately 96,000 and 332,000 options to purchase common stock and 2,840,000 and 959,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended December 31, 2012 and 2011, respectively, as their effect would be anti-dilutive.

7. Segment Information

The Company reports financial results in three segments: Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. A description of segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses, amortization of acquired intangible assets (excluding completed technology) and restructuring are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon various cost drivers associated with the respective administrative function, including segment revenues, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, restricted cash, marketable securities, long-term deferred tax assets and investments in joint ventures.

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended December 31, 2012
Revenues
Product	$62,722	$3,505	$11,096	$77,323
Services	—	17,660	3,042	20,702

	$62,722	$21,165	$14,138	$98,025

Gross profit	$17,754	$5,110	$6,294	$29,158
Segment operating income (loss)	$(6,434)	$591	$(22)	$(5,865)

Three months ended December 31, 2011
Revenues
Product	$85,294	$2,377	$9,427	$97,098
Services	—	19,717	3,413	23,130

	$85,294	$22,094	$12,840	$120,228

Gross profit	$28,401	$7,136	$4,820	$40,357
Segment operating income (loss)	$1,085	$2,949	$(633)	$3,401
Assets
December 31, 2012	$249,849	$68,323	$103,182	$421,354
September 30, 2012	$218,799	$56,120	$107,530	$382,449

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2012 and 2011 is as follows (in thousands):

	Three months ended December 31,
	2012	2011
Segment operating income (loss)	$(5,865)	$3,401
Other unallocated corporate expenses	890	518
Amortization of acquired intangible assets	1,552	1,217
Restructuring and other charges	4,757	203

Total operating income (loss)	$(13,064)	$1,463

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2012 and September 30, 2012 is as follows (in thousands):

	December 31, 2012	September 30, 2012
Segment assets	$421,354	$382,449
Investments in cash, cash equivalents, restricted cash and marketable securities	142,757	200,994
Long-term deferred tax assets	101,135	104,626
Investments in joint ventures	30,437	31,428
Other unallocated corporate net assets	29,146	22,463

Total assets	$724,829	$741,960

8. Significant Customers

The Company did not have any customers that accounted for more than 10% of revenues in the three months ended December 31, 2012. The Company had one customer that accounted for more than 10% of revenues, at 13%, in the three months ended December 31, 2011.

9. Restructuring and Other Charges

The Company recorded a restructuring charge of $4.7 million for the three months ended December 31, 2012. These costs consisted of $4.1 million of severance costs for workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition internal manufacturing of the Polycold product line to a third party contract manufacturer and other programs designed to improve the Company’s cost structure. Restructuring charges also included $0.6 million of facility related costs to consolidate two facilities in California. The Brooks Product Solutions segment incurred a severance charge of $2.2 million to eliminate 128 positions, including approximately 30 related to the acquisition of Crossing; Brooks Global Services segment incurred a severance charge of $1.1 million to eliminate 19 positions, and the Company incurred $0.6 million to eliminate 11 corporate positions. The Brooks Life Science Systems segment incurred severance charges of $0.2 million to eliminate 6 positions, mainly due to the consolidation of administrative functions. All unpaid severance charges as of December 31, 2012 will be paid during the next twelve months, with a significant majority paid by June 30, 2013.

Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.4 million, including severance and stay bonuses. This charge will be amortized over the period from notification of the closing to the actual service end date. The Company has expensed $0.3 million of this charge as of December 31, 2012, and will expense the balance over the remainder of fiscal year 2013.

Restructuring and other charges for the three months ended December 31, 2012 also includes $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of the Company’s Swiss employees.

The Company recorded charges to operations of $0.2 million in the three months ended December 31, 2011 for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment in response to the decline in demand from semiconductor equipment customers.

The activity for the three months ended December 31, 2012 and 2011 related to the Company’s restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended December 31, 2012
	Balance September 30, 2012	Expense	Utilization	Balance December 31, 2012
Facilities and other	$—	$578	$(313)	$265
Workforce-related	2,098	4,092	(1,662)	4,528

	$2,098	$4,670	$(1,975)	$4,793

	Activity — Three Months Ended December 31, 2011
	Balance September 30, 2011	Expense	Utilization	Balance December 31, 2011
Workforce-related	$293	$203	$(175)	$321

10. Employee Benefit Plans

On October 26, 2005, the Company purchased Helix Technology Corporation and assumed responsibility for the liabilities and assets of the Helix Employees’ Pension Plan (the “Helix Plan”). During fiscal year 2012, the Company advised participants of the Helix Plan that it intended to settle this pension obligation. The settlement, which occurred in the fourth quarter of fiscal 2012, resulted in accelerated cash payments of approximately $6.4 million to fully satisfy the pension liability and accelerated amortization of approximately $8.9 million of prior pension losses.

The Company acquired Nexus Biosystems, Inc. on July 25, 2011, and in connection with this acquisition, assumed responsibility for the liabilities of the Nexus Biosystems AG Pension Plan (the “Nexus Plan”). The Nexus Plan covers substantially all employees of the Company’s Swiss subsidiary. Admittance for risk benefits (disability and death) is as of January 1 for employees who are 17 or older. Admittance into the pension plan with retirement pension occurs as of January 1 for employees who are age 24 or older. Pension benefits are based on the accumulated savings credits plus interest. The amount of the savings credit is based on the employee’s age. The Company expects to contribute $0.5 million to the Nexus Plan in fiscal 2013. In connection with actions taken under the Company’s restructuring programs, the number of employees accumulating benefits under the Nexus Plan has declined significantly. As a result, a partial settlement event occurred and resulted in accelerated amortization of approximately $0.1 million of prior pension losses. The settlement loss, recorded in the quarter ended December 31, 2012, is included in restructuring and other charges in the Consolidated Statements of Operations.

The Company also has a pension plan covering certain employees of its Taiwan subsidiary that were employed by this entity on or before July 1, 2005 (the “Taiwan Plan”). After July 1, 2005, most participants of this plan decided to join a defined contribution plan and as a result, their service earned under the Taiwan Plan was frozen.

The components of the Company’s net pension cost related to the Helix Plan (for December 31, 2011), the Nexus Plan and the Taiwan Plan for the three months ended December 31, 2012 and 2011 is as follows (in thousands):

	Three months ended December 31,
	2012	2011
Service cost	$178	$151
Interest cost	45	249
Amortization of losses	2	115
Expected return on assets	(77)	(235)

Net periodic pension cost	148	280
Settlement loss	87	—

Total pension cost	$235	$280

11. Other Balance Sheet Information

The following is a summary of accounts receivable at December 31, 2012 and September 30, 2012 (in thousands):

	December 31, 2012	September 30, 2012
Accounts receivable	$64,793	$79,706
Less allowances	961	851

	$63,832	$78,855

The following is a summary of inventories at December 31, 2012 and September 30, 2012 (in thousands):

	December 31, 2012	September 30, 2012
Inventories
Raw materials and purchased parts	$61,012	$64,732
Work-in-process	25,525	20,800
Finished goods	18,586	17,453

	$105,123	$102,985

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three months ended December 31, 2012 and 2011 is as follows (in thousands):

Activity — Three Months Ended December 31, 2012

Balance September 30, 2012	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance December 31, 2012
$7,329	$962	$2,363	$(2,930)	$7,724

Activity — Three Months Ended December 31, 2011

Balance September 30, 2011	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance December 31, 2011
$7,438	$7	$3,518	$(3,670)	$7,293

12. Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended December 31, 2012 and 2011, the Company recorded income associated with UCI of $0.1 million and $0.9 million, respectively. At December 31, 2012, the carrying value of UCI in the Company’s consolidated balance sheet was $26.8 million. For the three months ended December 31, 2012 and 2011, management fee payments received by the Company from UCI were $0.1 million and $0.4 million, respectively. For the three months ended December 31, 2012 and 2011, the Company incurred charges from UCI for products or services of $0.3 million. At December 31, 2012 and September 30, 2012 the Company owed UCI $0.2 million and $0.1 million, respectively, in connection with accounts payable for unpaid products and services. Summarized condensed financial information for UCI is as follows (in thousands):

	Quarter Ended September 30,
	2012	2011
Statements of Operations:
Revenue	$10,260	$25,732
Gross profit	3,251	7,672
Net income	156	1,732

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended December 31, 2012 and 2011, the Company recorded income (expense) associated with YBA of ($0.1) million and $0.2 million, respectively. At December 31, 2012, the carrying value of YBA in the Company’s consolidated balance sheet was $3.7 million. For the three months ended December 31, 2012 and 2011, revenues earned by the Company from YBA were $1.6 million and $2.1 million, respectively. The amount due from YBA included in accounts receivable at December 31, 2012 and September 30, 2012 was $2.0 million. For the three months ended December 31, 2012 and 2011, the Company incurred charges from YBA for products or services of $0.1 million. At December 31, 2012 and September 30, 2012 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services. Summarized condensed financial information for YBA is as follows (in thousands):

	Quarter Ended December 20,
	2012	2011
Statements of Operations:
Revenue	$13,039	$23,723
Gross profit	1,824	2,350
Net income (loss)	(95)	88

These investments are accounted for using the equity method. Under this method of accounting, the Company records in income a proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.

13. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. These transactions and balances, including short-term advances between the Company and its subsidiaries, subject the Company’s operations to exposure from exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company mitigates the impact of potential currency translation gains and losses on short-term intercompany advances through timely settlement of each transaction, generally within 30 days. The Company also enters into foreign exchange contracts to reduce its exposure to currency translation. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. Dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the Consolidated Statements of Operations.

There were no forward contracts outstanding at December 31, 2012.

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

The fair values of the forward contracts described above are recorded in the Company’s Consolidated Balance Sheets as prepaid expenses and other current assets and accrued expenses and other current liabilities. The amount recorded in the results of operations related to these forward contracts are recorded in other income, net in the Consolidated Statements of Operations.

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

The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of December 31, 2012 and September 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
U.S. Treasury securities and obligations of U.S. government agencies	$30,303	$14	$—	$30,317
Corporate securities	37,058	32	(19)	37,071
Mortgage-backed securities	1,227	37	(1)	1,263
Other debt securities	19	—	—	19
Municipal securities	15,047	9	—	15,056
Bank certificate of deposits	3,340	—	—	3,340

	$86,994	$92	$(20)	$87,066

September 30, 2012:
U.S. Treasury securities and obligations of U.S. government agencies	$41,202	$15	$(2)	$41,215
Corporate securities	64,102	138	(16)	64,224
Mortgage-backed securities	1,310	42	(1)	1,351
Other debt securities	13	—	—	13
Municipal securities	34,777	25	(1)	34,801
Bank certificate of deposits	3,987	1	—	3,988

	$145,391	$221	$(20)	$145,592

The fair value of the marketable securities at December 31, 2012 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Fair Value
Due in one year or less	$48,070
Due after one year through five years	35,276
Due after ten years	3,720

$87,066

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$11,093	$11,093	$—	$—
Available-for-sale securities	87,066	34,572	52,494	—

Total Assets	$98,159	$45,665	$52,494	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$17,508	$17,508	$—	$—
Available-for-sale securities	145,592	60,231	85,361	—
Foreign exchange contracts	10	—	10	—

Total Assets	$163,110	$77,739	$85,371	$—

Liabilities
Foreign exchange contracts	$13	$—	$13	$—

Cash Equivalents

Cash equivalents of $11.1 million and $17.5 million at December 31, 2012 and September 30, 2012, respectively, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $34.6 million and $60.2 million at December 31, 2012 and September 30, 2012, respectively, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $52.5 million and $85.4 million at December 31, 2012 and September 30, 2012, respectively, consisting of Mortgage-Backed Securities, Municipal Securities, Bank Certificate of Deposits, Commercial Paper and U.S. Treasury Securities and Obligations of U.S. Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts

Foreign exchange contract assets and foreign exchange contract liabilities of $10,000 and $13,000, respectively, at September 30, 2012 are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract, however, the inputs used to calculate the value of the contract were obtained from an active market.

16. Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations.

17. Subsequent Events

On January 30, 2013, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on March 29, 2013 to common stockholders of record on March 8, 2013. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Overview

We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 54% and 65% of our consolidated revenues for fiscal years 2012 and 2011, respectively, and 48% of our consolidated revenues for the three months ended December 31, 2012. These decreases are the result of a recent cyclical downturn in the semiconductor capital equipment market, combined with our efforts to target certain non-semiconductor revenue opportunities, including acquisitions and a divestiture which has led to an increase in the non-semiconductor portion of our revenue. The non-semiconductor markets served by us include life sciences, industrial capital equipment and other adjacent technology markets.

Although we have entered into transactions to expand the non-semiconductor portions of our business, we continue to make investments to maintain and grow our semiconductor product and service offerings. In January 2012, we acquired primarily intangible assets from Intevac, Inc. for $3.0 million. We are using these assets in the development of a next generation of semiconductor automation tools. In October 2012, we acquired Crossing Automation Inc. (“Crossing”), a U.S. based provider of automation solutions for the global semiconductor front-end markets. The purchase price was approximately $59.0 million, net of cash acquired.

We report financial results in the following three segments:

•

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

•

The Brooks Global Services segment provides an extensive range of support services including on and off-site repair services, on and off-site diagnostic support services, and installation services to enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts support services to maximize customer tool productivity.

•

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

Three Months Ended December 31, 2012, Compared to Three Months Ended December 31, 2011

Revenues

We reported revenues of $98.0 million for the three months ended December 31, 2012, compared to $120.2 million in the same prior year period, a decrease of 18%. These decreases were primarily due to reduced demand for our products, primarily due to weakness in demand for semiconductor capital equipment which led to a reduction of $29.1 million in revenues from our Brooks Product Solutions segment and a $2.9 million reduction in revenues from our Brooks Global Services segment. These decreases were partially offset by the acquisition of Crossing which added $8.5 million to our revenues, the acquisition of the Celigo® product line (“Celigo”) on December 30, 2011 which contributed an incremental $0.9 million to revenues for the three months ended December 31, 2012, and a $0.4 million increase in revenues for our Brooks Life Science Systems segment as compared to the same prior year period. Demand for semiconductor capital equipment declined during late fiscal 2012 and through our first quarter of fiscal 2013. Based on recent communications with our semiconductor capital equipment customers, we expect moderately higher revenues from this end market in the near term.

Our Brooks Product Solutions segment reported revenues of $62.7 million for the three months ended December 31, 2012, a decrease of 26% from $85.3 million in the same prior year period. These decreases were mostly attributable to lower volumes of shipments to semiconductor capital equipment customers, which decreased by $29.1 million as compared to the same prior year period. This decrease was partially offset by $6.5 million of product revenues contributed by our recent acquisition of Crossing.

Our Brooks Global Services segment reported revenues of $21.2 million for the three months ended December 31, 2012, a 4% decrease from $22.1 million in the same prior year period. This segment earns revenues from services, including the service contract and repair services, and revenues from the sale of spare parts. Total service revenues for this segment were $17.7 million for the three months ended December 31, 2012, and include $1.2 million of service revenues contributed by the acquisition of Crossing. For the prior year period, service contract and repair revenues were $19.7 million. Excluding the acquisition of Crossing, service revenues for this segment declined $3.2 million for the three months ended December 31, 2012 as compared to the same prior year period. Total spare parts revenues were $3.5 million for the three months ended December 31, 2012, and include $0.8 million of spare parts revenues contributed by the acquisition of Crossing. For the prior year period, spare parts revenues were $2.4 million. Excluding the acquisition of Crossing, spare parts revenues increased $0.3 million for the three months ended December 31, 2012 as compared to the same prior year period.

Our Brooks Life Science Systems segment reported revenues of $14.1 million for the three months ended December 31, 2012, a 10% increase from $12.8 million in the same prior year period. The increase was the result of the Celigo acquisition which generated $0.9 million of incremental revenues during the three months ended December 31, 2012, and an increase in the volume of sales of life science system products.

Gross Margin

Gross margin percentage decreased to 29.7% for the three months ended December 31, 2012, compared to 33.6% for the same prior year period. This decrease was attributable to acquisition related charges of $2.1 million related to the acquisition of Crossing, which reduced gross margin by 2.1%, higher charges for amortization of intangible assets due to our acquisitions of Crossing and Celigo which reduced gross margin by 0.5%, with the balance of the reduction primarily related to a reduction in demand for our products from semiconductor equipment customers, which led to reduced production and lower absorption of our fixed costs.

Gross margin percentage for our Brooks Product Solutions segment decreased to 28.3% for the three months ended December 31, 2012 as compared to 33.3% in the same prior year period. The decrease in gross margin percentage was caused by $1.1 million of charges related to the acquisition of Crossing, mainly related to the sale of acquired inventory to which a step up in value had been applied in purchase accounting, which reduced gross margin by 1.7%, increased charges for amortization of intangible assets due to the Crossing acquisition, which reduced gross margin by 0.5%, with the balance of the lower gross margin attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs.

Gross margin percentage for our Brooks Global Services segment decreased to 24.1% for the three months ended December 31, 2012 as compared to 32.3% in the same prior year period. The decrease in gross margin percentage was caused by $1.0 million of charges related to the acquisition of Crossing, mainly related to the sale of acquired inventory to which a step up in value had been applied in purchase accounting, which reduced gross margin by 4.9%, with the balance of the decrease attributable to the reduction in demand for our services by semiconductor customers, which led to reduced repair activity and lower absorption of our fixed costs.

Gross margin percentage for our Brooks Life Science Systems segment increased to 44.5% for the three months ended December 31, 2012 as compared to 37.5% in the same prior year period. This increase was primarily attributable to a more favorable product mix in the three months ended December 31, 2012, including a firmware upgrade project which increased the three months ended December 31, 2012 gross margin percentage by 3.8%.

Research and Development

Research and development, or R&D, expenses for the three months ended December 31, 2012 were $11.5 million, a decrease of $0.4 million, compared to $11.9 million in the same prior year period. This decrease includes $1.7 million of lower labor and labor-related costs due to cost reduction programs implemented in the latter half of fiscal year 2012 and the first quarter of fiscal year 2013, which was partially offset by $1.3 million of R&D expenses for Crossing, which were not included in the same prior year period.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses were $26.0 million for the three months ended December 31, 2012, a decrease of $0.7 million compared to $26.7 million in the same prior year period. This decrease includes $1.8 million of lower consulting costs in connection with our initiatives to improve certain operating efficiencies and $1.1 million of lower labor and labor-related costs due to cost reduction programs implemented in the latter half of fiscal year 2012 and the first quarter of fiscal year 2013. These reductions were partially offset by $1.6 million of SG&A expenses for Crossing, which were not included in the same prior year period and $0.3 million of increased amortization of intangible assets related to the Crossing acquisition.

Restructuring and Other Charges

We recorded a restructuring charge of $4.7 million for the three months ended December 31, 2012. These costs consisted of $4.1 million of severance costs for workforce reductions implemented to consolidate our operations with Crossing, to transition internal manufacturing of our Polycold product line to a third party contract manufacturer and other programs designed to improve our cost structure. Restructuring charges also included $0.6 million of facility related costs to consolidate two facilities in California. The Brooks Product Solutions segment incurred a severance charge of $2.2 million to eliminate 128 positions, including approximately 30 related to the acquisition of Crossing; Brooks Global Services segment incurred a severance charge of $1.1 million to eliminate 19 positions, and the Company incurred $0.6 million to eliminate 11 corporate positions. The Brooks Life Science Systems segment incurred severance charges of $0.2 million to eliminate 6 positions, mainly due to the consolidation of administrative functions. All unpaid severance charges as of December 31, 2012 are expected to be paid during the next twelve months, with a significant majority expected to be paid by June 30, 2013.

Total severance charges related to the outsourcing of our Polycold manufacturing operation are expected to be $1.4 million, including severance and stay bonuses. This charge will be amortized over the period from notification of the closing to the actual service end date. We have expensed $0.3 million of this charge as of December 31, 2012, and will expense the balance over the remainder of fiscal year 2013.

Restructuring and other charges for the three months ended December 31, 2012 also includes $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of our Swiss employees.

The restructuring plans implemented by us during the three months ended September 30, 2012 and December 31, 2012 will reduce the combined cost structure of Brooks and Crossing by approximately $23.0 million. Approximately $4.0 million of that savings is the result of a reduction in temporary staffing, primarily in production positions, for which the Company did not incur severance charges. The temporary workforce may return as we see semiconductor capital equipment spending recover. The balance of our cost savings are expected to be more permanent, with approximately 33% of the savings reducing our cost of sales and the balance reducing operating expenses. In addition, our decision to outsource production of our Polycold product line will bring the manufacturing of this product closer to a majority of the end users. The impact on gross margin from this production move will be dependent on the mix of our revenues, the timeline for our transition and completion of supply chain activities that are still underway.

We recorded charges to operations of $0.2 million in the three months ended December 31, 2011 for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment in response to the decline in demand from semiconductor equipment customers.

Interest Income

Interest income was $0.3 million for each of the three month periods ended December 31, 2012 and 2011.

Other Income (Expense), Net

Other expense, net, was $93,000 for the three months ended December 31, 2012 and consists primarily of foreign exchange losses of $312,000 which has been partially offset by joint venture management fee income of $129,000.

Other income, net, was $346,000 for the three months ended December 31, 2011 and consists primarily of joint venture management fee income.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $3.7 million for the three months ended December 31, 2012. This benefit substantially consists of U.S. deferred tax benefits partially offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.

We recorded an income tax provision of $0.3 million for the three months ended December 31, 2011. This provision substantially consists of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits.

As of December 31, 2012, we continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. We also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.

Equity in Earnings (Losses) of Joint Ventures

Income associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was $78,000 and $866,000 for the three months ended December 31, 2012 and 2011, respectively. This decrease was the result of the decline in demand for semiconductor capital equipment. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was ($84,000) and $184,000 for the three months ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

A considerable portion of our revenues are dependent on the demand for semiconductor capital equipment. Demand for this equipment has historically experienced periodic downturns. This cyclicality makes estimates of a considerable portion of our future revenues and cash flows inherently uncertain.

At December 31, 2012, we had cash, cash equivalents and marketable securities aggregating $142.0 million. This amount was comprised of $54.9 million of cash and cash equivalents, $48.1 million of investments in short-term marketable securities and $39.0 million of investments in long-term marketable securities.

Cash and cash equivalents were $54.9 million at December 31, 2012, an increase of $0.3 million from September 30, 2012. The increase in cash was primarily due to $57.5 million of net sales of marketable securities and $5.1 million of cash flow from operations. These sources of cash were partially offset by $56.0 million used in connection with the acquisition of Crossing and $5.3 million of cash used for dividends.

Cash provided by operating activities was $5.1 million for the three months ended December 31, 2012, and was comprised of a net loss of $9.2 million offset by $5.1 million for non-cash related charges. Non-cash related charges consisted of items such as $6.4 million of depreciation and amortization and $2.5 million of stock-based compensation offset by a deferred income tax benefit of $4.3 million. The net loss adjusted for non-cash items for the three months ended December 31, 2012 was offset by a $9.2 million decrease in working capital, primarily due to a $20.2 million decrease in accounts receivable and $6.8 million decrease in inventory partially offset by a $10.8 million decrease in accounts payable, a $4.1 million decrease in accrued compensation and $2.4 million in payments of merger related costs accrued by Crossing prior to the acquisition which were paid by us either at the acquisition closing or shortly thereafter. These costs included a banking fee of $1.5 million and $0.9 million of professional fees.

Cash provided by investing activities was $0.1 million for the three months ended December 31, 2012, and is comprised of net sales of marketable securities of $57.5 million offset by $56.0 million used in connection with the acquisition of Crossing, $0.6 million of capital expenditures and $0.7 million of deferred leasing costs incurred by us in connection with the leasing of a recently vacated building owned by us that we have agreed to lease to a third party.

Cash used in financing activities for the three months ended December 31, 2012 is comprised of $5.3 million for our quarterly cash dividend paid on December 28, 2012.

At December 31, 2012, we had approximately $3.1 million of letters of credit outstanding.

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

On January 30, 2013, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.3 million will be paid on March 29, 2013 to shareholders of record at the close of business on March 8, 2013. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

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

The following table sets forth a reconciliation of net (loss) income to EBITDA for the periods indicated (in thousands):

	Three Months Ended December 31,
	2012	2011
Net (loss) income attributable to Brooks Automation, Inc.	$(9,236)	$2,823
Interest income, net	(274)	(272)
(Benefit) provision for income taxes	(3,670)	300
Depreciation and amortization	6,441	5,268

EBITDA	$(6,739)	$8,119

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended December 31,
	2012	2011
EBITDA	$(6,739)	$8,119
Stock-based compensation	2,511	1,743
Restructuring and other charges	4,757	203
Purchase accounting impact on inventory and contracts acquired	2,102	360
Merger costs	634	221

Adjusted EBITDA	$3,265	$10,646

The decrease in EBITDA for the three months ended December 31, 2012 as compared to the same prior year period was primarily related to the $22.2 million decrease in revenues and the $4.6 million increase in restructuring costs. For a further discussion of the factors impacting our revenues and costs, see the discussion of our results of operations above.

Stock-based compensation increased for the three months ended December 31, 2012 as compared to the same prior year period due to the granting of additional awards during the first quarter of fiscal year 2013.

In connection with our acquisitions, we have valued acquired inventories at fair value, which results in a higher inventory cost charged to cost of sales in the periods shortly after the acquisition closes. These charges were $2.1 million in the period ended December 31, 2012, and related primarily to the acquisition of Crossing. The charges in prior year period related to our life science acquisitions.

Merger costs consist of professional fees to complete the acquisition of Crossing and the life science companies for the period ended December 31, 2012 and 2011, respectively.

Recently Enacted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. On October 1, 2012 we adopted this guidance, and elected to present two separate but consecutive statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the three months ended December 31, 2012, the unrealized loss on marketable securities was $129,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.9 million in interest income earned.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 28% of our total sales for the three months ended December 31, 2012. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $17.9 million at December 31, 2012, and relate to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to hedge our exposures. In January, 2013, we entered into forward contracts with a notional value of $10.0 million to hedge our exposure from these advances. We incurred a foreign currency loss of $0.3 million for the three months ended December 31, 2012, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2012 would result in a $0.8 million change in our net income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2012. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 — 31, 2012	—	$—	—
November 1 — 30, 2012	68,548	7.50	68,548
December 1 — 31, 2012	20,850	7.71	20,850

Total	89,398	$7.55	89,398

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: January 31, 2013	/S/ MARTIN S. HEADLEY
Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: January 31, 2013	/S/ TIMOTHY S. MATHEWS
Timothy S. Mathews
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.