Form 10-Q
period 2013-03-31
BROOKS AUTOMATION INC
filed 2013-05-09
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 26, 2013: common stock, $0.01 par value and 66,490,810 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31, 2013	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$60,121	$54,639
Restricted cash	—	763
Marketable securities	46,242	85,646
Accounts receivable, net	73,545	78,855
Inventories	96,601	102,985
Deferred tax assets	18,460	15,531
Prepaid expenses and other current assets	11,773	9,070
Total current assets	306,742	347,489
Property, plant and equipment, net	58,874	64,478
Long-term marketable securities	39,211	59,946
Long-term deferred tax assets	99,551	104,626
Goodwill	114,893	88,440
Intangible assets, net	64,576	39,400
Equity investment in joint ventures	28,425	31,428
Other assets	9,490	6,153
Total assets	$721,762	$741,960
Liabilities and equity
Current liabilities
Accounts payable	$28,658	$28,988
Deferred revenue	13,613	9,986
Accrued warranty and retrofit costs	7,725	7,329
Accrued compensation and benefits	12,409	14,118
Accrued restructuring costs	2,580	2,098
Accrued income taxes payable	390	1,699
Accrued expenses and other current liabilities	16,138	16,973
Total current liabilities	81,513	81,191
Income taxes payable	7,945	6,356
Long-term pension liability	1,411	1,688
Other long-term liabilities	3,618	3,424
Total liabilities	94,487	92,659
Contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,952,679 shares issued and 66,490,810 shares outstanding at March 31, 2013, 79,790,557 shares issued and 66,328,688 shares outstanding at September 30, 2012	799	798
Additional paid-in capital	1,822,102	1,817,706
Accumulated other comprehensive income	17,512	23,642
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,012,861)	(992,524)
Total Brooks Automation, Inc. stockholders’ equity	626,596	648,666
Noncontrolling interest in subsidiaries	679	635
Total equity	627,275	649,301
Total liabilities and equity	$721,762	$741,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Revenues
Product	$95,493	$117,621	$172,816	$214,719
Services	21,126	21,716	41,828	44,846
Total revenues	116,619	139,337	214,644	259,565
Cost of revenues
Product	64,154	75,443	118,635	139,732
Services	15,853	15,612	30,239	31,194
Total cost of revenues	80,007	91,055	148,874	170,926
Gross profit	36,612	48,282	65,770	88,639
Operating expenses
Research and development	12,030	12,529	23,548	24,478
Selling, general and administrative	24,785	24,270	50,732	51,012
Restructuring and other charges	769	42	5,526	245
In-process research and development	—	3,026	—	3,026
Total operating expenses	37,584	39,867	79,806	78,761
Operating income (loss)	(972)	8,415	(14,036)	9,878
Interest income	265	273	540	552
Interest expense	—	—	(1)	(7)
Other income (expense), net	77	(51)	(16)	295
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	(630)	8,637	(13,513)	10,718
Income tax benefit	(129)	(659)	(3,799)	(359)
Income (loss) before equity in earnings (losses) of joint ventures	(501)	9,296	(9,714)	11,077
Equity in earnings (losses) of joint ventures	(10)	430	(16)	1,480
Net income (loss)	$(511)	$9,726	(9,730)	12,557
Net income attributable to noncontrolling interests	(27)	(5)	(44)	(13)
Net income (loss) attributable to Brooks Automation, Inc.	$(538)	$9,721	(9,774)	12,544
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$(0.01)	$0.15	$(0.15)	$0.19
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$(0.01)	$0.15	$(0.15)	$0.19
Shares used in computing earnings (loss) per share
Basic	65,889	65,038	65,726	64,925
Diluted	65,889	65,828	65,726	65,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net income (loss)	$(511)	$9,726	$(9,730)	$12,557
Change in cumulative translation adjustment	(6,908)	188	(6,378)	(2,771)
Unrealized gain (loss) on marketable securities	(23)	253	(152)	346
Actuarial gain (loss)	23	(3)	400	(87)
Comprehensive income (loss)	(7,419)	10,164	(15,860)	10,045
Comprehensive income attributable to noncontrolling interests	(27)	(5)	(44)	(13)
Comprehensive income (loss) attributable to Brooks Automation, Inc.	$(7,446)	$10,159	$(15,904)	$10,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(9,730)	$12,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,443	10,621
Stock-based compensation	5,010	4,924
Amortization of premium on marketable securities	661	1,244
Undistributed (earnings) losses of joint ventures	16	(1,480)
Deferred income tax benefit	(3,387)	—
Pension settlement	87	—
Gain on disposal of long-lived assets	(150)	(47)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,489	(2,951)
Inventories	13,734	3,540
Prepaid expenses and other current assets	(4,305)	(732)
Accounts payable	(3,260)	5,894
Deferred revenue	3,711	(3,949)
Accrued warranty and retrofit costs	(1,154)	(172)
Accrued compensation and benefits	(2,702)	(5,630)
Accrued restructuring costs	195	(168)
Accrued expenses and other current liabilities	(3,914)	(1,954)
Net cash provided by operating activities	16,744	21,697
Cash flows from investing activities
Purchases of property, plant and equipment	(1,578)	(4,384)
Purchases of marketable securities	(39,269)	(39,097)
Sale/maturity of marketable securities	98,178	61,970
Acquisition, net of cash acquired	(59,005)	(8,716)
Proceeds from the sale of property, plant and equipment	2,368	—
Payment of deferred leasing cost	(2,076)	—
Decrease in restricted cash	763	476
Net cash provided by (used in) investing activities	(619)	10,249
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	969	842
Common stock dividend paid	(10,672)	(10,442)
Net cash used in financing activities	(9,703)	(9,600)
Effects of exchange rate changes on cash and cash equivalents	(940)	(24)
Net increase in cash and cash equivalents	5,482	22,322
Cash and cash equivalents, beginning of period	54,639	58,833
Cash and cash equivalents, end of period	$60,121	$81,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles, or GAAP. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2012 (the "2012 Annual Report on Form 10-K").
In the third quarter of fiscal 2012, the Company identified prior period errors related to the accounting for its equity method investment in ULVAC Cryogenics, Inc. The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods. Revisions for these corrections to the applicable prior periods were disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Relevant revisions for prior periods presented in this report include the three months ended March 31, 2012, the Company previously reported $195,000 of equity in earnings of joint ventures but has revised the amount to $430,000 and for the six months ended March 31, 2012, the Company previously reported $1,420,000 of equity in earnings of joint ventures but has revised the amount to $1,480,000.
Recently Enacted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. On October 1, 2012 the Company adopted this guidance and elected to present two separate but consecutive statements.

In February 2013, the FASB issued guidance to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. On January 1, 2013 the Company adopted this standard, which had no impact on its financial position or results of operations.
2. Stock-Based Compensation

The Company may issue stock options and restricted stock, which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense recorded during the three and six months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Restricted stock	$2,382	$3,030	$4,766	$4,625
Employee stock purchase plan	117	151	244	299
	$2,499	$3,181	$5,010	$4,924
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
During the three months ended December 31, 2012 and March 31, 2013, the Company granted 1,183,500 shares and 40,500 shares, respectively, of restricted stock to members of senior management of which 524,250 shares and 22,375 shares, respectively, vest over the service period and the remaining 659,250 shares and 18,125 shares, respectively, vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2013. Total compensation expense on these awards is a maximum of $13.7 million, net of cancellations. During the three months ended December 31, 2011 and March 31, 2012, the Company granted 1,377,000 shares and 150,000 shares, respectively, of restricted stock to members of senior management of which 369,250 shares and 37,500 shares, respectively, vest over the service period and the remaining 1,007,750 shares and 112,500 shares, respectively, vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014. Total compensation expense on these awards is a maximum of $15.6 million, net of cancellations. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement against performance targets. Changes to the projected attainment against performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.
During the three months ended December 31, 2011, the Company’s Chief Executive Officer was granted an award of 100,000 cash settled phantom units, which are subject to the same vesting terms as the performance-based restricted stock units granted in the three months ended December 31, 2011. The Company’s unaudited consolidated balance sheet at March 31, 2013 and September 30, 2012 includes a liability of approximately $155,000 and $78,000, respectively, for this potential cash payment. The Company incurred an expense of $32,000 and $58,000 for the three months ended March 31, 2013 and 2012, respectively, in connection with the cash settled phantom unit award. The Company incurred an expense of $77,000 and $83,000 for the six months ended March 31, 2013 and 2012, respectively, in connection with the cash settled phantom unit award.
Stock Option Activity
The following table summarizes stock option activity for the six months ended March 31, 2013:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2012	193,182		$13.11
Exercised	(8,600)		7.75
Forfeited/expired	(155,990)		13.33
Outstanding at March 31, 2013	28,592	0.8 years	$13.50	$7
Vested at March 31, 2013	28,592	0.8 years	$13.50	$7
Options exercisable at March 31, 2013	28,592	0.8 years	$13.50	$7
The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $10.18 as of March 28, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted during the three or six months ended March 31, 2013 or 2012. The total intrinsic value of options exercised during the three and six months ended March 31, 2013 was $19,000. The total intrinsic value of options exercised during the three and six months ended March 31, 2012 was $56,000. The total cash received from participants as a result of stock option exercises during the three and six months ended March 31, 2013 was $67,000. The total cash received from participants as a result of stock option exercises during the three and six months ended March 31, 2012 was $103,000.
As of March 31, 2013 there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Activity
A summary of the status of the Company’s restricted stock as of March 31, 2013 and changes during the six months ended March 31, 2013 is as follows:

	Six months ended March 31, 2013
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2012	2,732,448	$10.47
Awards granted	1,297,439	9.26
Awards vested	(611,138)	9.79
Awards canceled	(281,992)	11.43
Outstanding at March 31, 2013	3,136,757	$10.77

The fair value of restricted stock awards vested during the three months ended March 31, 2013 and 2012 was $3.1 million and $3.2 million, respectively. The fair value of restricted stock awards vested during the six months ended March 31, 2013 and 2012 was $6.0 million and $3.6 million, respectively.
As of March 31, 2013, the unrecognized compensation cost related to restricted stock that is expected to vest is $10.4 million and will be recognized over an estimated weighted average amortization period of 1.8 years.
Employee Stock Purchase Plan
A total of 115,751 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2013 for aggregate proceeds of $0.9 million. A total of 90,433 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2012 for aggregate proceeds of $0.7 million.
3. Acquisition
On October 29, 2012, the Company acquired all the outstanding stock of Crossing Automation Inc. (“Crossing”), a U.S. based provider of automation solutions and services primarily to global semiconductor front-end markets. The Company paid, in cash, an aggregate merger consideration of $59.0 million net of cash acquired. Crossing is based in Fremont, California, and the Company’s nearby Santa Clara, California operation has been integrated into the Crossing facility. Crossing resides in the Brooks Product Solutions and the Brooks Global Services segments. The acquisition of Crossing provides the Company with the opportunity to enhance its existing capabilities with respect to manufacturing of atmospheric and vacuum automation solutions within the semiconductor front-end market.
The assets and liabilities associated with Crossing were recorded at their fair values as of the acquisition date and the amounts follow (in thousands):

Accounts receivable	$5,356
Inventory	8,668
Prepaid expenses	610
Other current assets	1,358
Property, plant and equipment	2,270
Completed technology	10,530
Customer relationships	20,010
Goodwill	26,453
Other long term assets	885
Accounts payable	(3,024)
Accrued liabilities	(5,172)
Deferred revenue	(319)
Other current liabilities	(388)
Other long-term liabilities	(8,232)
Total purchase price, net of cash acquired	$59,005
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
The Company completed the final allocation of the purchase price related to Crossing in the second quarter of fiscal 2013. Adjustments made to the purchase price allocation in the second quarter of fiscal 2013 were not material.
Crossing’s operating results have been included in the results of operations for the Brooks Product Solutions and Brooks Global Services segments from the acquisition date. Revenue from Crossing for the three months ended March 31, 2013 was $12.2 million, and the net loss was $0.6 million. Revenue from Crossing for the six months ended March 31, 2013 was $20.7 million, and the net loss was $2.5 million. The net loss for the three and six months ended March 31, 2013 includes charges to expense the step-up in value of acquired inventories which increased the net loss by $0.6 million and $2.7 million, respectively, and amortization expense of $1.0 million and $1.7 million for the three and six months ended March 31, 2013, respectively.
The following pro forma summary presents consolidated information of the Company as if the acquisition of Crossing occurred on October 1, 2011 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Revenue	$116,618	$151,774	$216,737	$284,898
Net income (loss) attributable to Brooks Automation, Inc.	(465)	9,150	(10,775)	11,960
The pro forma net income (loss) has been adjusted to reflect additional amortization from adjustments to intangible assets as if those adjustments had been applied as of October 1, 2011.
Transaction costs of $3.6 million incurred by Crossing prior to the closing of the acquisition have been eliminated from pro forma net loss as presented above. These costs include banker fees of $1.5 million and one-time incentive compensation payments related to the transaction of $1.2 million. Transaction costs incurred by the Company related to this acquisition were $8,000 and $642,000 for the three and six months ended March 31, 2013, and are included in selling, general and administrative expense.

4. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. The Company did not identify any indicators of impairment during the six month period ended March 31, 2013 that would warrant an interim test.

The components of the Company’s goodwill by business segment at March 31, 2013 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2012	$485,844	$151,238	$40,302	$26,014	$703,398
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2012	$48,138	$—	$40,302	$—	$88,440
Acquisitions and adjustments during the six months ended March 31, 2013	20,899	5,554	—	—	26,453
Goodwill, less accumulated impairments at March 31, 2013	$69,037	$5,554	$40,302	$—	$114,893

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2013			September 30, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,145	$663	$7,808	$7,093	$715
Completed technology	65,018	44,905	20,113	54,583	42,751	11,832
Trademarks and trade names	4,010	3,918	92	4,014	3,880	134
Customer relationships	68,536	24,828	43,708	48,654	21,935	26,719
	$145,372	$80,796	$64,576	$115,059	$75,659	$39,400

5. Income Taxes
The Company recorded an income tax benefit of $0.1 million and $3.8 million for the three and six months ended March 31, 2013, respectively. The tax benefit substantially consists of $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2012. The benefit also consists of U.S. deferred tax benefits partially offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.
The Company recorded an income tax benefit of $0.7 million and $0.4 million for the three and six months ended March 31, 2012, respectively. The tax benefit is driven by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations. This benefit is partially offset by provisions substantially consisting of foreign income taxes arising from the Company's international sales mix, certain state income taxes and interest related to unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of March 31, 2013, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company's U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2006. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company's statement of financial position. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefit will be reduced by approximately $1.5 million during the next twelve months primarily as the result of statutes of limitations expiring.

6. Earnings per Share
Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Weighted average common shares outstanding used in computing basic earnings per share	65,889	65,038	65,726	64,925
Dilutive common stock options and restricted stock awards	—	790	—	627
Weighted average common shares outstanding for purposes of computing diluted earnings per share	65,889	65,828	65,726	65,552

Options to purchase approximately 34,000 and 224,000 shares of common stock and 3,179,000 and 0 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2013 and 2012, respectively, as their effect would be anti-dilutive. In addition, options to purchase approximately 65,000 and 278,000 shares of common stock and 3,008,000 and 63,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the six months ended March 31, 2013 and 2012, respectively, as their effect would be anti-dilutive. All outstanding stock options and unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2013 as a result of the net loss for those periods.
7. Segment Information
The Company reports financial results in three segments: Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. A description of segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses, amortization of acquired intangible assets (excluding completed technology) and restructuring are excluded from the segments’ operating income (loss). The Company’s non-allocable overhead costs, which include various general and administrative expenses, are allocated among the segments based upon various cost drivers associated with the respective administrative function, including segment revenues, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, restricted cash, marketable securities, deferred tax assets and investments in joint ventures.

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended March 31, 2013
Revenues
Product	$85,404	$3,731	$6,358	$95,493
Services	—	18,369	2,757	21,126
	$85,404	$22,100	$9,115	$116,619
Gross profit	$27,685	$6,516	$2,411	$36,612
Segment operating income (loss)	$3,523	$1,956	$(3,875)	$1,604

Three months ended March 31, 2012
Revenues
Product	$103,456	$3,015	$11,150	$117,621
Services	—	18,220	3,496	21,716
	$103,456	$21,235	$14,646	$139,337
Gross profit	$35,885	$6,591	$5,806	$48,282
Segment operating income (loss)	$7,597	$2,195	$(105)	$9,687

Six months ended March 31, 2013
Revenues
Product	$148,126	$7,236	$17,454	$172,816
Services	—	36,029	5,799	41,828
	$148,126	$43,265	$23,253	$214,644
Gross profit	$45,439	$11,626	$8,705	$65,770
Segment operating income (loss)	$(2,911)	$2,547	$(3,897)	$(4,261)

Six months ended March 31, 2012
Revenues
Product	$188,750	$5,392	$20,577	$214,719
Services	—	37,937	6,909	44,846
	$188,750	$43,329	$27,486	$259,565
Gross profit	$64,286	$13,727	$10,626	$88,639
Segment operating income (loss)	$8,682	$5,144	$(738)	$13,088

Assets
March 31, 2013	$251,174	$63,799	$100,102	$415,075
September 30, 2012	$218,799	$56,120	$107,530	$382,449

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Segment operating income (loss)	$1,604	$9,687	$(4,261)	$13,088
Other unallocated corporate expenses	394	(2,934)	1,284	(2,416)
Amortization of acquired intangible assets	1,413	1,138	2,965	2,355
Restructuring and other charges	769	42	5,526	245
In-process research and development	—	3,026	—	3,026
Total operating income (loss)	$(972)	$8,415	$(14,036)	$9,878

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2013 and September 30, 2012 is as follows (in thousands):

	March 31, 2013	September 30, 2012
Segment assets	$415,075	$382,449
Investments in cash, cash equivalents, restricted cash and marketable securities	145,574	200,994
Deferred tax assets	118,011	120,157
Investments in joint ventures	28,425	31,428
Other unallocated corporate net assets	14,677	6,932
Total assets	$721,762	$741,960

8. Significant Customers
The Company had one customer that accounted for more than 10% of revenues, at 13%, in the three months ended March 31, 2013. The Company had two customers that accounted for more than 10% of revenues, at 16% and 10%, respectively, in the three months ended March 31, 2012. The Company had one customer that accounted for more than 10% of revenues, at 11%, in the six months ended March 31, 2013. The Company had one customer that accounted for more than 10% of revenues, at 14%, in the six months ended March 31, 2012.
9. Restructuring and Other Charges

The Company recorded a restructuring charge of $0.8 million for the three months ended March 31, 2013 and $5.4 million for the six months ended March 31, 2013, respectively. Restructuring costs recorded in the first six months of fiscal 2013 relate primarily to workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition internal manufacturing of the Polycold product line (certain of the Company's cryopump and cryochiller products) to a third party contract manufacturer and other programs designed to improve the Company's cost structure. Restructuring charges also included facility related costs incurred in connection with the consolidation of Crossing facilities with the Company's facilities. Accrued restructuring costs as of March 31, 2013 are expected to be paid during the next twelve months.

Restructuring costs for the three months ended March 31, 2013 consist of $0.7 million of severance costs and $0.1 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $0.1 million to eliminate 13 positions and $0.3 million related to the outsourcing of the Polycold manufacturing operation. The Company also incurred $0.2 million of severance charges to eliminate 8 corporate positions and $0.1 million related to the Brooks Life Science Systems segment.

Restructuring costs for the six months ended March 31, 2013 consist of $4.7 million of severance costs and $0.7 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $2.6 million to eliminate 141 positions, including approximately 30 related to the acquisition of Crossing; Brooks Global Services segment incurred a severance charge of $1.1 million to eliminate 18 positions, and the Company incurred $0.7 million to eliminate 19 corporate positions. The

Brooks Life Science Systems segment incurred severance charges of $0.3 million to eliminate 6 positions, mainly due to the consolidation of administrative functions.

Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.3 million, including severance and retention bonuses. This charge will be amortized over the period from notification of the closing to the actual service end date. The Company has expensed $0.6 million of this charge as of March 31, 2013, and will expense the balance over the remainder of fiscal year 2013.

Restructuring and other charges for the six months ended March 31, 2013 also include $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of the Company's Swiss employees.

The Company recorded charges to operations of $42,000 and $245,000 in the three and six months ended March 31, 2012, respectively, for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment and Brooks Global Services segment in response to a decline in demand from semiconductor equipment customers.

The activity for the three and six months ended March 31, 2013 and 2012 related to the Company's restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2013
	Balance December 31, 2012	Expense	Utilization	Balance March 31, 2013
Facilities and other	$265	$112	$(144)	$233
Workforce-related	4,528	657	(2,838)	2,347
	$4,793	$769	$(2,982)	$2,580

	Activity - Three Months Ended March 31, 2012
	Balance December 31, 2011	Expense	Utilization	Balance March 31, 2012
Workforce-related	$321	$42	$(243)	$120

	Activity — Six Months Ended March 31, 2013
	Balance September 30, 2012	Expense	Utilization	Balance March 31, 2013
Facilities and other	$—	$690	$(457)	$233
Workforce-related	2,098	4,749	(4,500)	2,347
	$2,098	$5,439	$(4,957)	$2,580

	Activity — Six Months Ended March 31, 2012
	Balance September 30, 2011	Expense	Utilization	Balance March 31, 2012
Workforce-related	$293	$245	$(418)	$120

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
The components of the Company’s net pension cost related to the Helix Plan (for the three and six months ended March 31, 2012), the Nexus Plan and the Taiwan Plan for the three and six months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Service cost	$144	$149	$322	$300
Interest cost	35	248	80	497
Amortization of losses	1	116	3	231
Expected return on assets	(58)	(235)	(135)	(470)
Net periodic pension cost	122	278	270	558
Settlement loss	—	—	87	—
Total pension cost	$122	$278	$357	$558

11. Other Balance Sheet Information
The following is a summary of accounts receivable at March 31, 2013 and September 30, 2012 (in thousands):

	March 31, 2013	September 30, 2012
Accounts receivable	$74,621	$79,706
Less allowances	1,076	851
	$73,545	$78,855

The following is a summary of inventories at March 31, 2013 and September 30, 2012 (in thousands):

	March 31, 2013	September 30, 2012
Inventories
Raw materials and purchased parts	$60,762	$64,732
Work-in-process	20,659	20,800
Finished goods	15,180	17,453
	$96,601	$102,985
Reserves for excess and obsolete inventory were $25.5 million and $23.2 million at March 31, 2013 and September 30, 2012, respectively.

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2013 and 2012 is as follows (in thousands):
Activity — Three Months Ended March 31, 2013

Balance December 31, 2012	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance March 31, 2013
$7,724	$—	$3,006	$(3,005)	$7,725
Activity — Three Months Ended March 31, 2012

Balance December 31, 2011	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance March 31, 2012
$7,293	$—	$3,405	$(3,417)	$7,281
Activity — Six Months Ended March 31, 2013

Balance September 30, 2012	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance March 31, 2013
$7,329	$962	$5,369	$(5,935)	$7,725
Activity — Six Months Ended March 31, 2012

Balance September 30, 2011	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance March 31, 2012
$7,438	$7	$6,923	$(7,087)	$7,281

12. Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended March 31, 2013 and 2012, the Company recorded income (expense) associated with UCI of $(16,000) and $0.6 million, respectively. For the six months ended March 31, 2013 and 2012, the Company recorded income associated with UCI of $62,000 and $1.5 million, respectively. At March 31, 2013, the carrying value of UCI in the Company’s consolidated balance sheet was $25.1 million. For the three months ended March 31, 2013 and 2012, management fee payments received by the Company from UCI were $0.1 million and $0.2 million, respectively. For the six months ended March 31, 2013 and 2012, management fee payments received by the Company from UCI were $0.2 million and $0.6 million, respectively. For the three months ended March 31, 2013 and 2012, the Company incurred charges from UCI for products or services of $0.1 million and $0.2 million, respectively. For the six months ended March 31, 2013 and 2012, the Company incurred charges from UCI for products or services of $0.4 million and $0.5 million, respectively. At March 31, 2013 and September 30, 2012 the Company owed UCI $34,000 and $0.1 million, respectively, in connection with accounts payable for unpaid products and services. Summarized condensed financial information for UCI is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Statements of Operations:
Revenue	$8,619	$18,196	$18,879	$43,928
Gross profit	2,409	5,135	5,660	12,807
Net income (loss)	(33)	1,219	123	2,951

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended March 31, 2013 and 2012, the Company recorded income (expense) associated with YBA of $6,000 and $(0.2) million respectively. For the six months ended March 31, 2013 and 2012, the Company recorded income (expense) associated with YBA of $(78,000) and $5,000, respectively. At March 31, 2013, the carrying value of YBA in the Company’s consolidated balance sheet was $3.3 million. For the three months ended March 31, 2013 and 2012, revenues earned by the Company from YBA were $1.3 million and $1.9 million, respectively. For the six months ended March 31, 2013 and 2012, revenues earned by the Company from YBA were $2.9 million and $4.0 million, respectively. For the three months ended March 31, 2013 and 2012, the Company incurred charges from YBA for products or services of $0.2 million and $0.1 million, respectively. For the six months ended March 31, 2013 and 2012, the Company incurred charges from YBA for products or services of $0.3 million and $0.2 million, respectively.
The amount due from YBA included in accounts receivable at March 31, 2013 and September 30, 2012 was $1.4 million and $2.0 million, respectively. At March 31, 2013 and September 30, 2012 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services. Summarized condensed financial information for YBA is as follows (in thousands):

	Three Months Ended March 20,		Six Months Ended March 20,
	2013	2012	2013	2012
Statements of Operations:
Revenue	$13,908	$22,538	$26,947	$46,261
Gross profit	1,671	1,896	3,495	4,246
Net loss	(21)	(236)	(116)	(148)

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
There were no forward contracts outstanding at March 31, 2013.
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
The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of March 31, 2013 and September 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
U.S. Treasury securities and obligations of U.S. government agencies	$22,786	$9	$(1)	$22,794
Corporate securities	37,581	26	(32)	37,575
Mortgage-backed securities	1,171	39	—	1,210
Other debt securities	62	—	—	62
Municipal securities	19,755	10	(2)	19,763
Bank certificate of deposits	4,049	—	—	4,049
	$85,404	$84	$(35)	$85,453
September 30, 2012:
U.S. Treasury securities and obligations of U.S. government agencies	$41,202	$15	$(2)	$41,215
Corporate securities	64,102	138	(16)	64,224
Mortgage-backed securities	1,310	42	(1)	1,351
Other debt securities	13	—	—	13
Municipal securities	34,777	25	(1)	34,801
Bank certificate of deposits	3,987	1	—	3,988
	$145,391	$221	$(20)	$145,592

The fair value of the marketable securities at March 31, 2013 by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Fair Value
Due in one year or less	$46,242
Due after one year through five years	35,906
Due after ten years	3,305
$85,453
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
Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$12,451	$12,451	$—	$—
Available-for-sale securities	85,453	37,594	47,859	—
Total Assets	$97,904	$50,045	$47,859	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$17,508	$17,508	$—	$—
Available-for-sale securities	145,592	60,231	85,361	—
Foreign exchange contracts	10	—	10	—
Total Assets	$163,110	$77,739	$85,371	$—
Liabilities
Foreign exchange contracts	$13	$—	$13	$—
Cash Equivalents

Cash equivalents of $12.5 million and $17.5 million at March 31, 2013 and September 30, 2012, respectively, consisting primarily of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
Available-for-sale securities of $37.6 million and $60.2 million at March 31, 2013 and September 30, 2012, respectively, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $47.9 million and $85.4 million at March 31, 2013 and September 30, 2012, respectively, consisting of Mortgage-Backed Securities, Municipal Securities, Bank Certificate of Deposits, Commercial Paper and U.S. Treasury Securities and Obligations of U.S. Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Foreign Exchange Contracts
Foreign exchange contract assets and foreign exchange contract liabilities of $10,000 and $13,000, respectively, at September 30, 2012 are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract, however, the inputs used to calculate the value of the contract were obtained from an active market.

16. Deferred Lease Costs

In December 2012, the Company leased certain of its owned property in Chelmsford, Massachusetts, to an unrelated third party. In connection with the origination of this lease the Company capitalized $3.6 million of initial direct costs, which consist primarily of commissions and tenant allowances. The deferred lease costs will be amortized over the initial lease term, or approximately 10.5 years. Amortization expense for the three and six month periods ended March 31, 2013, was $11,000. Rental income related to this lease for the three and six month periods ended March 31, 2013 was $36,000. Rental income and amortization of the deferred lease costs are included in other income (expense), net in the Consolidated Statements of Operations. At March 31, 2013, $0.4 million of unamortized deferred lease costs were included in prepaid expenses and other current assets and $3.2 million of unamortized deferred lease costs were included in other assets in the Consolidated Balance Sheets.

17. Contingencies
The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that the Company's assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated financial condition or results of operations in particular quarterly or annual periods.
18. Subsequent Event
On May 8, 2013, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on June 28, 2013 to common stockholders of record on June 7, 2013. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project” or similar statements or variations of such terms and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2012 Annual Report on Form 10-K and which are incorporated herein by reference. Precautionary statements made in our 2012 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Overview
We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 65% and 54% of our consolidated revenues for fiscal years 2011 and 2012, respectively, and 47% of our consolidated revenues for the first half of fiscal year 2013. These decreases are the result of a recent cyclical downturn in the semiconductor capital equipment market, combined with our efforts to target certain non-semiconductor revenue opportunities, including acquisitions and a divestiture which has led to an increase in the non-semiconductor portion of our revenue. The non-semiconductor markets served by us include life sciences, industrial capital equipment and other adjacent technology markets.
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

In December 2012, we committed to a restructuring plan that would achieve cost synergies associated with our acquisition of Crossing and further reduce costs and improve profitability in light of the continued near-term macro-economic environment. We eliminated and continue to eliminate redundant positions across the Company and we expect to substantially complete our restructuring plan prior to June 30, 2013. For a discussion on our restructuring plan, please refer to “Restructuring and Other Charges” below.
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

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. Most recently, demand for semiconductor capital equipment began to decline during late fiscal 2012 and through the first half of our fiscal 2013 resulting in lower revenues in both the Brooks Product Solutions segment and the Brooks Global Services segment. However, based on recent communications with our semiconductor capital equipment customers, we expect moderately higher revenues from this end market in the near term. We have also experienced a recent decline in demand for the products in our life science business. We believe that this decline is temporary and expect our life science business to recover by the end of our fiscal year. However, to the extent that this business does not recover as quickly as expected and projected cash flows are revised downward, we may be required to write down all or a portion of the goodwill and other long-lived assets associated with this business, which would adversely impact our earnings.

Three and Six Months Ended March 31, 2013, Compared to Three and Six Months Ended March 31, 2012
Revenues
We reported revenues of $116.6 million for the three months ended March 31, 2013, compared to $139.3 million in the same prior year period, a decrease of 16%. This decrease was primarily due to reduced demand for our products, primarily due to weakness in demand for semiconductor capital equipment which led to a reduction of $28.1 million in revenues from our Brooks Product Solutions segment and a $1.3 million reduction in revenues from our Brooks Global Services segment. Our Brooks Life Science Systems segment had lower sales of $5.5 million for the three months ended March 31, 2013 as compared to the same prior year period due to lower demand. This decrease was partially offset by the acquisition of Crossing which added $12.2 million to our revenues for the three months ended March 31, 2013 as compared to the same prior year period.
We reported revenues of $214.6 million for the six months ended March 31, 2013, compared to $259.6 million in the same prior year period, a decrease of 17%. This decrease was primarily due to reduced demand for our products, primarily due to weakness in demand for semiconductor capital equipment which led to a reduction of $57.1 million in revenues from our Brooks Product Solutions segment and a $4.3 million reduction in revenues from our Brooks Global Services segment. Our Brooks Life Science Systems segment had lower sales of $4.2 million for the six months ended March 31, 2013 as compared to the same prior year period due to lower demand. These decreases were partially offset by the acquisition of Crossing which added $20.7 million to our revenues for the six months ended March 31, 2013, as compared to the same prior year period.
Our Brooks Product Solutions segment reported revenues of $85.4 million for the three months ended March 31, 2013, a decrease of 17% from $103.5 million in the same prior year period. This segment reported revenues of $148.1 million for the six months ended March 31, 2013, a decrease of 22% from $188.8 million in the same prior year period. These decreases were mostly attributable to lower volumes of shipments to semiconductor capital equipment customers, which decreased by $28.1 million and $57.1 million for the three and six months ended March 31, 2013, respectively, as compared to the same prior year periods. This decrease was partially offset by $10.0 million and $16.5 million of product revenues for the three and six months ended March 31, 2013, respectively, contributed by our recent acquisition of Crossing as compared to the same prior year periods.
Our Brooks Global Services segment reported revenues of $22.1 million for the three months ended March 31, 2013, a 4% increase from $21.2 million in the same prior year period. This segment earns revenues from services, including the service contract and repair services, and revenues from the sale of spare parts. Total service revenues for this segment were $18.4 million for the three months ended March 31, 2013, and include $1.7 million of service revenues contributed by the acquisition of Crossing. For the prior year period, service contract and repair revenues were $18.2 million. Excluding the acquisition of Crossing, service revenues for this segment declined $1.5 million for the three months ended March 31, 2013 as compared to the same prior year period. Total spare parts revenues were $3.7 million for the three months ended March 31, 2013, and include $0.5 million of spare parts revenues contributed by the acquisition of Crossing. For the prior year period, spare parts revenues were $3.0 million. Excluding the acquisition of Crossing, spare parts revenues increased $0.2 million for the three months ended March 31, 2013 as compared to the same prior year period.
Our Brooks Global Services segment reported revenues of $43.3 million for the six months ended March 31, 2013, which was flat as compared to the same prior year period. The Crossing acquisition contributed $4.2 million of revenue to this segment of which $2.8 million was service related and $1.4 million was product related. Excluding the acquisition of Crossing, revenues for this segment declined $4.2 million for the six months ended March 31, 2013 as compared to the same prior year period primarily due to weakness in demand.

Our Brooks Life Science Systems segment reported revenues of $9.1 million for the three months ended March 31, 2013, a 38% decrease from $14.6 million in the same prior year period. This segment reported revenues of $23.3 million for the six months ended March 31, 2013, a decrease of 15% from $27.5 million in the same prior year period. These decreases were the result of a delay in customer decisions to proceed with the purchase of automated sample management systems during the second quarter of fiscal 2013.

Gross Margin
Our gross margin percentage decreased to 31.4% for the three months ended March 31, 2013, compared to 34.7% for the same prior year period. This decrease was attributable to a reduction in demand for our products from semiconductor equipment and life science customers, which led to reduced production and lower absorption of our fixed costs. In addition, acquisition related charges and higher charges for amortization of intangible assets due to our acquisition of Crossing reduced gross margin percentage by 0.8% for the three months ended March 31, 2013. Our gross margin percentage decreased to 30.6%

for the six months ended March 31, 2013 compared to 34.1% for the same prior year period. This decrease was attributable to acquisition related charges of $2.7 million related to the acquisition of Crossing, which reduced gross margin by 1.3%, higher charges for amortization of intangible assets due to our acquisition of Crossing which reduced gross margin by 0.3%, with the balance of the reduction primarily related to a reduction in demand for our products from semiconductor equipment and life science customers, which led to reduced production and lower absorption of our fixed costs.
Our gross margin percentage for our Brooks Product Solutions segment decreased to 32.4% for the three months ended March 31, 2013 as compared to 34.7% in the same prior year period. The decrease in gross margin percentage was caused by increased charges for amortization of intangible assets due to the Crossing acquisition, which reduced gross margin by 0.2%, with the balance of the lower gross margin attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs. Gross margin percentage for our Brooks Product Solutions segment decreased to 30.7% for the six months ended March 31, 2013 as compared to 34.1% in the same prior year period. The decrease in gross margin percentage was caused by $1.4 million of charges related to the acquisition of Crossing, mainly related to the sale of acquired inventory to which a step up in value had been applied in purchase accounting, which reduced gross margin by 0.9%, increased charges for amortization of intangible assets due to the Crossing acquisition, which reduced gross margin by 0.2%, with the balance of the lower gross margin attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs.
Our gross margin percentage for our Brooks Global Services segment decreased to 29.5% for the three months ended March 31, 2013 as compared to 31.0% in the same prior year period. The decrease in gross margin percentage was caused by the sale of acquired inventory to which a step up in value had been applied in purchase accounting, which reduced gross margin by 1.2%, with the balance of the decrease mainly attributable to reduction in demand for our services by semiconductor customers, which led to reduced repair activity and lower absorption of our fixed costs. Gross margin percentage for our Brooks Global Services segment decreased to 26.9% for the six months ended March 31, 2013 as compared to 31.7% in the same prior year period. The decrease in gross margin percentage was caused by $1.3 million of charges related to the acquisition of Crossing, mainly related to the sale of acquired inventory to which a step up in value had been applied in purchase accounting, which reduced gross margin by 3.0%, with the balance of the decrease attributable to the reduction in demand for our services by semiconductor customers, which led to reduced repair activity and lower absorption of our fixed costs.

Our gross margin percentage for our Brooks Life Science Systems segment decreased to 26.5% for the three months ended March 31, 2013 as compared to 39.6% in the same prior year period. Gross margin percentage for our Brooks Life Science Systems segment decreased to 37.4% for the six months ended March 31, 2013 as compared to 38.7% in the same prior year period. This decrease was primarily attributable to the decrease in revenue described above, which led to reduced production and lower absorption of our fixed costs. This decrease was partially offset by a more favorable product mix for the six months ended March 31, 2013, including a firmware upgrade project that increased gross margin percentage by 2.5%.
Research and Development
Research and development, or R&D, expenses for the three months ended March 31, 2013 were $12.0 million, a decrease of $0.5 million, compared to $12.5 million in the same prior year period. R&D expenses for the six months ended March 31, 2013 were $23.5 million, a decrease of $1.0 million, compared to $24.5 million in the same prior year period. This decrease for the six months ended March 31, 2013 is primarily due to lower labor costs due to restructuring actions implemented during the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, which was partially offset by $3.1 million of R&D expenses for Crossing, which were not included in the same prior year period.
Selling, General and Administrative
Selling, general and administrative, or SG&A expenses were $24.8 million for the three months ended March 31, 2013, an increase of $0.5 million compared to $24.3 million in the same prior year period. SG&A expenses were $50.7 million for the six months ended March 31, 2013, a decrease of $0.3 million compared to $51.0 million in the same prior year period. The decrease for the six months ended March 31, 2013 is the result of $3.1 million of lower labor costs due to restructuring actions implemented during the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, $3.0 million of lower consulting costs in connection with our initiatives to improve certain operating efficiencies, $1.7 million of reduction in other SG&A costs, primarily facility and marketing costs and $0.4 million of lower intangible asset amortization, excluding the Crossing acquisition, as certain intangibles became fully amortized. These reductions were partially offset by $4.7 million of SG&A expenses for Crossing, including $1.0 million of increased amortization of intangible assets, and a one-time $3.3 million benefit recorded during the prior year period related to the reimbursement of litigation costs.

Restructuring and Other Charges
We recorded a restructuring charge of $0.8 million for the three months ended March 31, 2013 and $5.5 million for the six months ended March 31, 2013, respectively. Restructuring costs recorded in the first six months of fiscal 2013 relate primarily to workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition internal manufacturing of the Polycold product line (certain of our cryopump and cryochiller products) to a third party contract manufacturer and other programs designed to improve our cost structure. Restructuring charges also included facility related costs incurred in connection with the consolidation of Crossing facilities with our facilities. Accrued restructuring costs as of March 31, 2013 are expected to be paid during the next twelve months.
Restructuring costs for the three months ended March 31, 2013 consist of $0.7 million of severance costs and $0.1 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $0.1 million to eliminate 13 positions and $0.3 million related to the outsourcing of the Polycold manufacturing operation. We also incurred $0.2 million of severance charges to eliminate 8 corporate positions and $0.1 million related to the Brooks Life Science Systems segment.
Restructuring costs for the six months ended March 31, 2013 consist of $4.7 million of severance costs and $0.7 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $2.6 million to eliminate 141 positions, including approximately 30 related to the acquisition of Crossing; Brooks Global Services segment incurred a severance charge of $1.1 million to eliminate 18 positions, and we incurred $0.7 million to eliminate 19 corporate positions. The Brooks Life Science Systems segment incurred severance charges of $0.3 million to eliminate 6 positions, mainly due to the consolidation of administrative functions.
Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.3 million, including severance and retention bonuses. This charge will be amortized over the period from notification of the closing to the actual service end date. We expensed $0.6 million of this charge as of March 31, 2013, and will expense the balance over the remainder of fiscal year 2013.
Restructuring and other charges for the six months ended March 31, 2013 also includes $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of our Swiss employees.
The restructuring plans implemented by us during the three months ended September 30, 2012 and December 31, 2012 will reduce the combined cost structure of Brooks and Crossing by approximately $23.0 million. Approximately $4.0 million of that savings is the result of a reduction in temporary staffing, primarily in production positions, for which we did not incur severance charges. The temporary workforce may return as we see semiconductor capital equipment spending recover. The balance of our cost savings are expected to be more permanent, with approximately 33% of the savings reducing our cost of sales and the balance reducing operating expenses. In addition, our decision to outsource production of our Polycold product line will locate the manufacturing of this product closer to a majority of the end users. The impact on gross margin from this production move will be dependent on the mix of our revenues, the timeline for our transition and completion of supply chain activities that are still underway.

We recorded charges to operations of $42,000 and $245,000 in the three and six months ended March 31, 2012, respectively, for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment and Brooks Global Services segment in response to a decline in demand from semiconductor equipment customers.
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
Interest Income
Interest income was $0.3 million and $0.5 million for the three and six month periods ended March 31, 2013, as compared to $0.3 million and $0.6 million for the same prior year periods. Our cash balances available for investing decreased during the three and six months ended March 31, 2013 as compared to the same prior year periods because we used $59.0 million in cash to acquire Crossing.
Other Income (Expense), Net

Other income, net, was $77,000 for the three months ended March 31, 2013 and consists primarily of joint venture management fee income which was partially offset by foreign exchange losses of $234,000. Other expense, net, was $16,000 for the six months ended March 31, 2013 and consists primarily of foreign exchange losses which were partially offset by joint venture management fee income.

Other income (expense), net, was ($51,000) and $295,000 for the three and six months ended March 31, 2012, and consists primarily of foreign exchange losses which were partially offset by joint venture management fee income.
Income Tax Benefit

We recorded an income tax benefit of $0.1 million and $3.8 million for the three and six months ended March 31, 2013, respectively. The tax benefit substantially consists of $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2012. The benefit also consists of U.S. deferred tax benefits partially offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.

We recorded an income tax benefit of $0.7 million and $0.4 million for the three and six months ended March 31, 2012, respectively. The tax benefit is driven by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations. This benefit was partially offset by provisions substantially consisting of foreign income taxes arising from our international sales mix, certain state income taxes and interest related to unrecognized tax benefits.
As of March 31, 2013, we continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on our long-term forecasts and the expiration dates on these attributes. We also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
Equity in Earnings (Losses) of Joint Ventures
Income (expense) associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was ($16,000) and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. This decrease was the result of lower revenues due to a cyclical slowing of demand for UCI products. The income (expense) associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $6,000 and ($0.2) million for the three months ended March 31, 2013 and 2012, respectively.
Income associated with our 50% interest in UCI was $62,000 and $1.5 million for the six months ended March 31, 2013 and 2012, respectively. This decrease was the result of lower revenues due to a cyclical slowing of demand for UCI products. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc. was ($78,000) and $5,000 for the six months ended March 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
A considerable portion of our revenues are dependent on the demand for semiconductor capital equipment. Demand for this equipment has historically experienced periodic downturns. This cyclicality makes estimates of a considerable portion of our future revenues and cash flows inherently uncertain.
At March 31, 2013, we had cash, cash equivalents and marketable securities aggregating $145.6 million. This amount was composed of $60.1 million of cash and cash equivalents, $46.3 million of investments in short-term marketable securities and $39.2 million of investments in long-term marketable securities.
Cash and cash equivalents were $60.1 million at March 31, 2013, an increase of $5.5 million from September 30, 2012. The increase in cash was primarily due to $58.9 million of net sales of marketable securities and $16.7 million of cash flow from operations. These sources of cash were partially offset by the $59.0 million we used to acquire Crossing and $10.7 million we used to pay the cash dividend on December 28, 2012 and March 29, 2013.
Cash provided by operating activities was $16.7 million for the six months ended March 31, 2013, and was composed of $14.7 million for non-cash related charges partially offset by a net loss of $9.7 million. Non-cash related charges consisted of items such as $12.4 million of depreciation and amortization and $5.0 million of stock-based compensation offset by a deferred tax benefit of $3.4 million. The net loss adjusted for non-cash items for the six months ended March 31, 2013 was offset by an $11.8 million decrease in working capital, primarily due to a $13.7 million decrease in inventory and $9.5 million decrease in accounts receivable partially offset by a $4.3 million decrease in prepaid expenses and other current assets, a $3.3 million decrease in accounts payable and a $2.7 million decrease in accrued compensation.

Cash used in investing activities was $0.6 million for the six months ended March 31, 2013, and is composed of $59.0 million used in connection with the acquisition of Crossing, $2.1 million of deferred leasing costs incurred by us in connection with the leasing of a recently vacated building owned by us that we have agreed to lease to a third party and $1.6 million of capital expenditures. These costs are mostly offset by net sales of marketable securities of $58.9 million and $2.4 million of proceeds from the sale of certain property, plant and equipment in Switzerland.
Cash used in financing activities for the six months ended March 31, 2013 is composed primarily of $10.7 million for our quarterly cash dividends paid on December 28, 2012 and March 29, 2013.
At March 31, 2013, we had approximately $2.5 million of letters of credit outstanding.
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
On May 8, 2013, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.3 million will be paid on June 28, 2013 to shareholders of record at the close of business on June 7, 2013. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.
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
Other Key Indicators of Financial Condition and Operating Performance
EBITDA and Adjusted EBITDA presented below are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. They should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.
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
The following table sets forth a reconciliation of net (loss) income to EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income (loss) attributable to Brooks Automation, Inc.	$(538)	$9,721	$(9,774)	$12,544
Interest income, net	(265)	(273)	(539)	(545)
Benefit for income taxes	(129)	(659)	(3,799)	(359)
Depreciation and amortization	6,002	5,353	12,443	10,621
EBITDA	$5,070	$14,142	$(1,669)	$22,261
The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
EBITDA	$5,070	$14,142	$(1,669)	$22,261
Stock-based compensation	2,499	3,181	5,010	4,924
Restructuring and other charges	769	42	5,526	245
Purchase accounting impact on inventory and contracts acquired	805	471	2,907	831
Merger costs	8	—	642	221
In-process research and development	—	3,026	—	3,026
Adjusted EBITDA	$9,151	$20,862	$12,416	$31,508

The decrease in EBITDA for the six months ended March 31, 2013 as compared to the same prior year period was primarily related to the $44.9 million decrease in revenues and the $5.3 million increase in restructuring costs. For a further discussion of the factors impacting our revenues and costs, see the discussion of our results of operations above.

In connection with our acquisitions, we have valued acquired inventories at fair value, which results in a higher inventory cost charged to cost of sales in the periods shortly after the acquisition closes. We also value acquired sales contracts at fair value, which results in lower revenue and cost of sales in the periods shortly after the acquisition closes. These charges were $0.8 million and $2.9 million in the three and six month periods ended March 31, 2013, respectively, and related primarily to the acquisition of Crossing. The charges in prior year period related to our life science acquisitions.

Merger costs consist of professional fees to complete the acquisition of Crossing and the life science companies for the three and six month period ended March 31, 2013 and 2012, respectively.
Recently Enacted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. On October 1, 2012 we adopted this guidance and elected to present two separate but consecutive statements.

In February 2013, the FASB issued guidance to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. On January 1, 2013 we adopted this standard, which had no impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the six months ended March 31, 2013, the unrealized loss on marketable securities was $152,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.7 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 26% of our total sales for the first half of fiscal year 2013. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $20.3 million at March 31, 2013, and relate to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to hedge our exposures. In April 2013, we entered into forward contracts with a notional value of $11.0 million to hedge our exposure from these advances. We incurred a foreign currency loss of $0.5 million for the six months ended March 31, 2013, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2013 would result in a $0.9 million change in our net income.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this report, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2013. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 — 31, 2013	—	$—	—
February 1 — 28, 2013	73,090	9.35	73,090
March 1 — 31, 2013	714	10.01	714
Total	73,804	$9.36	73,804

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

10
Retention Agreement between Brooks Automation, Inc. and Martin Headley, dated March 5, 2013 (previously filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 11, 2013 (File No. 0-25434) and incorporated herein by reference).

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101*
The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

* Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: May 9, 2013	/S/ MARTIN S. HEADLEY
Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 9, 2013	/S/ TIMOTHY S. MATHEWS
Timothy S. Mathews
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10
Retention Agreement between Brooks Automation, Inc. and Martin Headley, dated March 5, 2013 (previously filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 11, 2013 (File No. 0-25434) and incorporated herein by reference).

31.01	Rule 13a-14(a), 15d-14(a) Certification.

31.02	Rule 13a-14(a), 15d-14(a) Certification.

32	Section 1350 Certifications.

101*
The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

* Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.