Form 10-Q
period 2013-06-30
BROOKS AUTOMATION INC
filed 2013-08-08
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 26, 2013: common stock, $0.01 par value and 66,468,991 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30, 2013	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$61,888	$54,639
Restricted cash	—	763
Marketable securities	41,199	85,646
Accounts receivable, net	86,286	78,855
Inventories	92,800	102,985
Deferred tax assets	16,725	15,531
Prepaid expenses and other current assets	12,454	9,070
Total current assets	311,352	347,489
Property, plant and equipment, net	55,417	64,478
Long-term marketable securities	47,639	59,946
Long-term deferred tax assets	96,068	104,626
Goodwill	114,893	88,440
Intangible assets, net	61,821	39,400
Equity investment in joint ventures	23,582	31,428
Other assets	9,658	6,153
Total assets	$720,430	$741,960
Liabilities and equity
Current liabilities
Accounts payable	$31,162	$28,988
Deferred revenue	16,262	9,986
Accrued warranty and retrofit costs	7,704	7,329
Accrued compensation and benefits	15,047	14,118
Accrued restructuring costs	1,802	2,098
Accrued income taxes payable	198	1,699
Accrued expenses and other current liabilities	11,881	16,973
Total current liabilities	84,056	81,191
Income taxes payable	7,563	6,356
Long-term pension liability	1,441	1,688
Other long-term liabilities	3,538	3,424
Total liabilities	96,598	92,659
Contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,926,322 shares issued and 66,464,453 shares outstanding at June 30, 2013, 79,790,557 shares issued and 66,328,688 shares outstanding at September 30, 2012	799	798
Additional paid-in capital	1,822,531	1,817,706
Accumulated other comprehensive income	17,431	23,642
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,016,676)	(992,524)
Total Brooks Automation, Inc. stockholders’ equity	623,129	648,666
Noncontrolling interest in subsidiaries	703	635
Total equity	623,832	649,301
Total liabilities and equity	$720,430	$741,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Revenues
Product	$95,547	$119,172	$268,363	$333,891
Services	22,525	21,265	64,353	66,111
Total revenues	118,072	140,437	332,716	400,002
Cost of revenues
Product	64,399	77,821	183,034	217,553
Services	13,987	16,376	44,226	47,570
Total cost of revenues	78,386	94,197	227,260	265,123
Gross profit	39,686	46,240	105,456	134,879
Operating expenses
Research and development	12,136	11,691	35,684	36,169
Selling, general and administrative	22,600	25,344	73,332	76,356
Restructuring and other charges	560	880	6,086	1,125
In-process research and development	—	—	—	3,026
Total operating expenses	35,296	37,915	115,102	116,676
Operating income (loss)	4,390	8,325	(9,646)	18,203
Interest income	255	292	795	844
Interest expense	—	(5)	(1)	(12)
Other income, net	387	202	371	497
Income (loss) before income taxes and equity in earnings of joint ventures	5,032	8,814	(8,481)	19,532
Income tax provision (benefit)	3,700	985	(99)	626
Income (loss) before equity in earnings of joint ventures	1,332	7,829	(8,382)	18,906
Equity in earnings of joint ventures	236	196	220	1,676
Net income (loss)	$1,568	$8,025	(8,162)	20,582
Net (income) loss attributable to noncontrolling interests	(24)	3	(68)	(10)
Net income (loss) attributable to Brooks Automation, Inc.	$1,544	$8,028	(8,230)	20,572
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.02	$0.12	$(0.13)	$0.32
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.02	$0.12	$(0.13)	$0.31
Shares used in computing earnings (loss) per share
Basic	66,041	65,264	65,831	65,038
Diluted	66,687	65,781	65,831	65,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$1,568	$8,025	$(8,162)	$20,582
Change in cumulative translation adjustment	92	(1,785)	(6,286)	(4,105)
Unrealized gain (loss) on marketable securities	(187)	(51)	(339)	295
Actuarial gain (loss)	14	2	414	(85)
Comprehensive income (loss)	1,487	6,191	(14,373)	16,687
Comprehensive (income) loss attributable to noncontrolling interests	(24)	3	(68)	(10)
Comprehensive income (loss) attributable to Brooks Automation, Inc.	$1,463	$6,194	$(14,441)	$16,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(8,162)	$20,582
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,258	16,159
Stock-based compensation	5,625	6,903
Amortization of premium on marketable securities	972	1,804
Undistributed earnings of joint ventures	(220)	(1,676)
Deferred income tax benefit	(364)	—
Pension settlement	87	—
Loss (gain) on disposal of long-lived assets	375	(62)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(3,508)	(10,007)
Inventories	17,334	961
Prepaid expenses and other current assets	(1,585)	(1,141)
Accounts payable	(758)	6,496
Deferred revenue	6,351	(3,625)
Accrued warranty and retrofit costs	(1,194)	(72)
Accrued compensation and benefits	(211)	(3,869)
Accrued restructuring costs	(579)	465
Accrued expenses and other current liabilities	(2,784)	(344)
Net cash provided by operating activities	29,637	32,574
Cash flows from investing activities
Purchases of property, plant and equipment	(2,710)	(6,364)
Purchases of marketable securities	(72,581)	(93,306)
Sale/maturity of marketable securities	127,582	96,499
Acquisition, net of cash acquired	(59,005)	(8,716)
Proceeds from the sale of property, plant and equipment	3,169	—
Payment of deferred leasing cost	(3,134)	—
Other investment	—	(3,000)
Decrease in restricted cash	763	531
Net cash used in investing activities	(5,916)	(14,356)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	969	841
Common stock dividend paid	(15,987)	(15,719)
Net cash used in financing activities	(15,018)	(14,878)
Effects of exchange rate changes on cash and cash equivalents	(1,454)	(609)
Net increase in cash and cash equivalents	7,249	2,731
Cash and cash equivalents, beginning of period	54,639	58,833
Cash and cash equivalents, end of period	$61,888	$61,564

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
The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Restricted stock	$498	$1,859	$5,264	$6,484
Employee stock purchase plan	117	120	361	419
	$615	$1,979	$5,625	$6,903
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
During the three months ended December 31, 2012, March 31, 2013 and June 30, 2013, the Company granted 1,183,500 shares, 40,500 shares and 60,000 shares, respectively, of restricted stock to members of senior management of which 524,250 shares, 22,375 shares and 60,000 shares, respectively, vest over the service period and the remaining 659,250 shares, 18,125 shares, and 0 shares, respectively, vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2013. Total compensation expense on these awards is a maximum of $14.0 million, net of cancellations. During the three months ended December 31, 2011 and March 31, 2012, the Company granted 1,377,000 shares and 150,000 shares, respectively, of restricted stock to members of senior management of which 369,250 shares and 37,500 shares, respectively, vest over the service period and the remaining 1,007,750 shares and 112,500 shares, respectively, vest upon the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014. Total compensation expense on these awards is a maximum of $15.1 million, net of cancellations. Awards subject to service criteria are being recorded to expense ratably over the vesting period. Awards subject to performance criteria are expensed over the related service period when attainment of the performance condition is considered probable. The total amount of compensation recorded will depend on the Company’s achievement against performance targets. Changes to the projected attainment against performance targets during the vesting period may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.
During the three months ended December 31, 2011, the Company’s Chief Executive Officer was granted an award of 100,000 cash settled phantom units, which are subject to the same vesting terms as the performance-based restricted stock units granted in the three months ended December 31, 2011. The Company’s unaudited consolidated balance sheet at June 30, 2013 and September 30, 2012 includes a liability of approximately $0 and $78,000, respectively, for this potential cash payment. The Company incurred an expense of $(155,000) and $10,000 for the three months ended June 30, 2013 and 2012, respectively, in connection with the cash settled phantom unit award. The Company incurred an expense of $(78,000) and $93,000 for the nine months ended June 30, 2013 and 2012, respectively, in connection with the cash settled phantom unit award.
Stock Option Activity
The following table summarizes stock option activity for the nine months ended June 30, 2013:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2012	193,182		$13.11
Exercised	(8,600)		7.75
Forfeited/expired	(159,042)		13.23
Outstanding at June 30, 2013	25,540	1.1 years	$14.19	$—
Vested at June 30, 2013	25,540	1.1 years	$14.19	$—
Options exercisable at June 30, 2013	25,540	1.1 years	$14.19	$—
The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $9.73 as of June 28, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

No stock options were granted during the three or nine months ended June 30, 2013 or 2012. The total intrinsic value of options exercised during the three and nine months ended June 30, 2013 was $0 and $19,000, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2012 was $0 and $56,000, respectively. The total cash received from participants as a result of stock option exercises during the three and nine months ended June 30, 2013 was $0 and $67,000, respectively. The total cash received from participants as a result of stock option exercises during the three and nine months ended June 30, 2012 was $0 and $103,000, respectively.
As of June 30, 2013, there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Activity
A summary of the status of the Company’s restricted stock as of June 30, 2013 and changes during the nine months ended June 30, 2013 is as follows:

	Nine months ended June 30, 2013
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2012	2,732,448	$10.47
Awards granted	1,357,439	9.26
Awards vested	(668,982)	9.75
Awards canceled	(372,409)	11.35
Outstanding at June 30, 2013	3,048,496	$10.93

The fair value of restricted stock awards vested during the three months ended June 30, 2013 and 2012 was $0.5 million and $2.0 million, respectively. The fair value of restricted stock awards vested during the nine months ended June 30, 2013 and 2012 was $6.5 million and $5.6 million, respectively.
As of June 30, 2013, the unrecognized compensation cost related to restricted stock that is expected to vest is $6.2 million and will be recognized over an estimated weighted average amortization period of 1.6 years.
Employee Stock Purchase Plan
There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2013 and 2012. A total of 115,751 shares were purchased under the employee stock purchase plan during the nine months ended June 30, 2013 for aggregate proceeds of $0.9 million. A total of 90,433 shares were purchased under the employee stock purchase plan during the nine months ended June 30, 2012 for aggregate proceeds of $0.7 million.
3. Acquisition
On October 29, 2012, the Company acquired all the outstanding stock of Crossing Automation Inc. (“Crossing”), a U.S. based provider of automation solutions and services primarily to global semiconductor front-end markets. The Company paid, in cash, an aggregate merger consideration of $59.0 million net of cash acquired. Crossing is based in Fremont, California. The acquisition of Crossing provides the Company with the opportunity to enhance its existing capabilities with respect to manufacturing of atmospheric and vacuum automation solutions within the semiconductor front-end market.
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
The Company completed the final allocation of the purchase price related to Crossing in the second quarter of fiscal 2013. Crossing’s operating results have been included in the results of operations for the Brooks Product Solutions and Brooks Global Services segments from the acquisition date. Revenue from Crossing for the three months ended June 30, 2013 was $12.1 million, and the net income was $0.2 million. Revenue from Crossing for the nine months ended June 30, 2013 was $32.8 million, and the net loss was $2.3 million. The net loss for the nine months ended June 30, 2013 includes charges to expense the step-up in value of acquired inventories which increased the net loss by $2.7 million. No charge related to the step-up in the value of acquired inventories was recorded in the three months ended June 30, 2013. The operating results for Crossing also include amortization expense of $1.0 million and $2.7 million for the three and nine months ended June 30, 2013, respectively.
The following pro forma summary presents consolidated information of the Company as if the acquisition of Crossing occurred on October 1, 2011 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Revenue	$118,072	$154,392	$334,809	$439,290
Net income (loss) attributable to Brooks Automation, Inc.	1,544	7,802	(9,231)	19,762
The pro forma net income (loss) has been adjusted to reflect additional amortization from adjustments to intangible assets as if those adjustments had been applied as of October 1, 2011.
Transaction costs of $3.6 million incurred by Crossing prior to the closing of the acquisition have been eliminated from pro forma net income (loss) as presented above. These costs include banker fees of $1.5 million and one-time incentive compensation payments related to the transaction of $1.2 million. Transaction costs incurred by the Company related to this acquisition were $0 and $642,000 for the three and nine months ended June 30, 2013, and are included in selling, general and administrative expense.

4. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. The Company did not identify any indicators of impairment during the nine month period ended June 30, 2013 that would warrant an interim test.

The Company has experienced a decline in revenue and operating profit for the products in the Brooks Life Science Systems segment. In the Company's annual assessment of goodwill impairment as of September 30, 2012, the Company concluded that the fair value of the Brooks Life Science Systems segment exceeded its carrying value by 5%. As of June 30, 2013, management reviewed its current outlook for the Brooks Life Science Systems segment, and after weighing all the negative and positive available evidence, concluded that it is more likely than not that the fair value of the segment exceeds the carrying value. As a result, an interim test of goodwill impairment is not required as of June 30, 2013. However, to the extent that the operating results of the Brooks Life Science Systems segment do not recover as quickly as expected and new life science products being designed to expand the markets we serve are not introduced in a timely manner or accepted by the market, the Company may be required to write down all or a portion of the goodwill and other long-lived assets associated with this segment, which would adversely impact the Company's earnings.

The components of the Company’s goodwill by business segment at June 30, 2013 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2012	$485,844	$151,238	$40,302	$26,014	$703,398
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2012	$48,138	$—	$40,302	$—	$88,440
Acquisitions and adjustments during the nine months ended June 30, 2013	20,899	5,554	—	—	26,453
Goodwill, less accumulated impairments at June 30, 2013	$69,037	$5,554	$40,302	$—	$114,893

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2013			September 30, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,171	$637	$7,808	$7,093	$715
Completed technology	65,035	45,928	19,107	54,583	42,751	11,832
Trademarks and trade names	4,011	3,935	76	4,014	3,880	134
Customer relationships	68,156	26,155	42,001	48,654	21,935	26,719
	$145,010	$83,189	$61,821	$115,059	$75,659	$39,400

5. Income Taxes
The Company recorded an income tax provision (benefit) of $3.7 million and $(0.1) million for the three and nine months ended June 30, 2013, respectively. The tax benefit for the nine months ended June 30, 2013 includes $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2012. The benefit also consists of U.S. deferred tax benefits mostly offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.
The Company uses the estimated annual effective tax rate approach to calculate the tax provision in interim periods. The tax provision for the three months ended June 30, 2013 includes reversals to income tax benefits recognized on losses in the first half of the fiscal year as the Company has revised its projections to a loss position in the United States.

The Company recorded an income tax provision of $1.0 million and $0.6 million for the three and nine months ended June 30, 2012, respectively. The provision substantially consists of foreign income taxes arising from the Company's international sales mix, certain state income taxes and interest related to unrecognized tax benefits, which is partially offset by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of June 30, 2013, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.

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

6. Earnings per Share
Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding used in computing basic earnings per share	66,041	65,264	65,831	65,038
Dilutive common stock options and restricted stock awards	646	517	—	639
Weighted average common shares outstanding for purposes of computing diluted earnings per share	66,687	65,781	65,831	65,677

Options to purchase approximately 26,000 and 212,000 shares of common stock and 10,000 and 282,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended June 30, 2013 and 2012, respectively, as their effect would be anti-dilutive. In addition, options to purchase approximately 52,000 and 256,000 shares of common stock and 3,020,000 and 0 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the nine months ended June 30, 2013 and 2012, respectively, as their effect would be anti-dilutive. All outstanding stock options and unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the nine months ended June 30, 2013 as a result of the net loss for that period.
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

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended June 30, 2013
Revenues
Product	$86,563	$3,028	$5,956	$95,547
Services	—	19,712	2,813	22,525
	$86,563	$22,740	$8,769	$118,072
Gross profit	$28,061	$7,921	$3,704	$39,686
Segment operating income (loss)	$5,070	$3,986	$(2,521)	$6,535

Three months ended June 30, 2012
Revenues
Product	$107,725	$2,981	$8,466	$119,172
Services	—	18,543	2,722	21,265
	$107,725	$21,524	$11,188	$140,437
Gross profit	$36,195	$5,868	$4,177	$46,240
Segment operating income (loss)	$10,733	$1,984	$(2,061)	$10,656

Nine months ended June 30, 2013
Revenues
Product	$234,689	$10,264	$23,410	$268,363
Services	—	55,741	8,612	64,353
	$234,689	$66,005	$32,022	$332,716
Gross profit	$73,500	$19,547	$12,409	$105,456
Segment operating income (loss)	$2,159	$6,533	$(6,418)	$2,274

Nine months ended June 30, 2012
Revenues
Product	$296,475	$8,373	$29,043	$333,891
Services	—	56,480	9,631	66,111
	$296,475	$64,853	$38,674	$400,002
Gross profit	$100,481	$19,595	$14,803	$134,879
Segment operating income (loss)	$19,415	$7,128	$(2,799)	$23,744

Assets
June 30, 2013	$254,039	$61,215	$102,367	$417,621
September 30, 2012	$218,799	$56,120	$107,530	$382,449

A reconciliation of the Company’s reportable segment operating income to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Segment operating income	$6,535	$10,656	$2,274	$23,744
Other unallocated corporate expenses	186	316	1,470	(2,100)
Amortization of acquired intangible assets	1,399	1,135	4,364	3,490
Restructuring and other charges	560	880	6,086	1,125
In-process research and development	—	—	—	3,026
Total operating income (loss)	$4,390	$8,325	$(9,646)	$18,203

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2013 and September 30, 2012 is as follows (in thousands):

	June 30, 2013	September 30, 2012
Segment assets	$417,621	$382,449
Investments in cash, cash equivalents, restricted cash and marketable securities	150,726	200,994
Deferred tax assets	112,793	120,157
Investments in joint ventures	23,582	31,428
Other unallocated corporate net assets	15,708	6,932
Total assets	$720,430	$741,960

8. Significant Customers
The Company had one customer that accounted for more than 10% of revenues, at 12%, in the three months ended June 30, 2013. The Company had two customers that accounted for more than 10% of revenues, at 14% and 11%, respectively, in the three months ended June 30, 2012. The Company had one customer that accounted for more than 10% of revenues, at 11%, in the nine months ended June 30, 2013. The Company had one customer that accounted for more than 10% of revenues, at 14%, in the nine months ended June 30, 2012. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at March 31, 2013 and September 30, 2012.
9. Restructuring and Other Charges

The Company recorded a restructuring charge of $0.6 million for the three months ended June 30, 2013 and $6.0 million for the nine months ended June 30, 2013, respectively. Restructuring costs recorded in the first nine months of fiscal 2013 relate primarily to workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition internal manufacturing of the Polycold product line (certain of the Company's cryopump and cryochiller products) to a third party contract manufacturer and other programs designed to improve the Company's cost structure. Restructuring charges also included facility related costs incurred in connection with the consolidation of Crossing facilities with the Company's facilities. Accrued restructuring costs as of June 30, 2013 are expected to be paid during the next twelve months.

Restructuring costs for the three months ended June 30, 2013 consist of $0.5 million of severance costs and $0.1 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $0.3 million related to the outsourcing of the Polycold manufacturing operation. The Company also incurred $0.1 million of severance charges related to corporate positions, $0.1 million related to the Brooks Global Services segment and $0.1 million related to the Brooks Life Science Systems segment.

Restructuring costs for the nine months ended June 30, 2013 consist of $5.3 million of severance costs and $0.7 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $3.0 million to eliminate approximately 150 positions, including approximately 30 related to the acquisition of Crossing; Brooks Global Services segment incurred a severance charge of $1.1 million to eliminate 18 positions, and the Company incurred $0.8 million to eliminate 19 corporate positions. The Brooks Life Science Systems segment incurred severance charges of $0.4 million to eliminate 7 positions, mainly due to the consolidation of administrative functions. Restructuring and other charges for the nine months ended June 30, 2013 also include $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of the Company's Swiss employees.

Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.3 million, including severance and retention bonuses. This charge will be amortized over the period from notification of the closing to the actual service end date. The Company has expensed $0.9 million of this charge as of June 30, 2013, and will expense the balance in the fourth quarter of fiscal year 2013.

The Company recorded charges to operations of $0.9 million and $1.1 million in the three and nine months ended June 30, 2012, respectively, for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment and Brooks Global Services segment in response to a decline in demand from semiconductor equipment customers.

The activity for the three and nine months ended June 30, 2013 and 2012 related to the Company's restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2013
	Balance March 31, 2013	Expense	Utilization	Balance June 30, 2013
Facilities and other	$233	$54	$(80)	$207
Workforce-related	2,347	506	(1,258)	1,595
	$2,580	$560	$(1,338)	$1,802

	Activity - Three Months Ended June 30, 2012
	Balance March 31, 2012	Expense	Utilization	Balance June 30, 2012
Workforce-related	$120	$880	$(249)	$751

	Activity — Nine Months Ended June 30, 2013
	Balance September 30, 2012	Expense	Utilization	Balance June 30, 2013
Facilities and other	$—	$744	$(537)	$207
Workforce-related	2,098	5,255	(5,758)	1,595
	$2,098	$5,999	$(6,295)	$1,802

	Activity — Nine Months Ended June 30, 2012
	Balance September 30, 2011	Expense	Utilization	Balance June 30, 2012
Workforce-related	$293	$1,125	$(667)	$751

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
The components of the Company’s net pension cost related to the Helix Plan (for the three and nine months ended June 30, 2012), the Nexus Plan and the Taiwan Plan for the three and nine months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Service cost	$139	$148	$461	$448
Interest cost	34	248	114	745
Amortization of losses	1	116	4	347
Expected return on assets	(55)	(234)	(190)	(704)
Net periodic pension cost	119	278	389	836
Settlement loss	—	—	87	—
Total pension cost	$119	$278	$476	$836

11. Other Balance Sheet Information
The following is a summary of accounts receivable at June 30, 2013 and September 30, 2012 (in thousands):

	June 30, 2013	September 30, 2012
Accounts receivable	$87,213	$79,706
Less allowances	927	851
	$86,286	$78,855

The following is a summary of inventories at June 30, 2013 and September 30, 2012 (in thousands):

	June 30, 2013	September 30, 2012
Inventories
Raw materials and purchased parts	$56,968	$64,732
Work-in-process	19,482	20,800
Finished goods	16,350	17,453
	$92,800	$102,985
Reserves for excess and obsolete inventory were $23.6 million and $23.2 million at June 30, 2013 and September 30, 2012, respectively.

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2013 and 2012 is as follows (in thousands):
Activity — Three Months Ended June 30, 2013

Balance March 31, 2013	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance June 30, 2013
$7,725	$—	$3,022	$(3,043)	$7,704
Activity — Three Months Ended June 30, 2012

Balance March 31, 2012	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance June 30, 2012
$7,281	$—	$3,365	$(3,276)	$7,370
Activity — Nine Months Ended June 30, 2013

Balance September 30, 2012	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance June 30, 2013
$7,329	$962	$8,391	$(8,978)	$7,704
Activity — Nine Months Ended June 30, 2012

Balance September 30, 2011	Adjustments for acquisitions and divestitures	Accruals	Costs incurred	Balance June 30, 2012
$7,438	$7	$10,288	$(10,363)	$7,370

12. Joint Ventures

The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For each of the three months ended June 30, 2013 and 2012, the Company recorded income associated with UCI of $0.3 million. For the nine months ended June 30, 2013 and 2012, the Company recorded income associated with UCI of $0.4 million and $1.8 million, respectively. At June 30, 2013, the carrying value of UCI in the Company’s consolidated balance sheet was $20.5 million. For each of the three months ended June 30, 2013 and 2012, management fee payments received by the Company from UCI were $0.2 million. For the nine months ended June 30, 2013 and 2012, management fee payments received by the Company from UCI were $0.4 million and $0.8 million, respectively. For the three months ended June 30, 2013 and 2012, the Company incurred charges from UCI for products or services of $0.1 million and $0.2 million, respectively. For the nine months ended June 30, 2013 and 2012, the Company incurred charges from UCI for products or services of $0.5 million and $0.7 million, respectively. At June 30, 2013 and September 30, 2012, the Company owed UCI $26,000 and $0.1 million, respectively, in connection with accounts payable for unpaid products and services. In the third quarter of fiscal 2013, the Company received a cash dividend of $4.6 million from UCI. The Company received a cash dividend of $5.1 million from UCI in the fourth quarter of 2012. Summarized condensed financial information for UCI is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Statements of Operations:
Revenue	$13,092	$15,098	$31,971	$59,026
Gross profit	3,139	3,852	8,799	16,659
Net income	603	658	726	3,609

The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For each of the three months ended June 30, 2013 and 2012, the Company recorded a loss associated with YBA of $(0.1) million. For each of the nine months ended June 30, 2013 and 2012, the Company recorded a loss associated with YBA of $(0.1) million. At June 30, 2013, the carrying value of YBA in the Company’s consolidated balance sheet was $3.1 million. For the three months ended June 30, 2013 and 2012, revenues earned by the Company from YBA were $1.2 million and $1.7 million, respectively. For the nine months ended June 30, 2013 and 2012, revenues earned by the Company from YBA were $4.1 million and $5.7 million, respectively. For each of the three months ended June 30, 2013 and 2012, the Company incurred charges from YBA for products or services of $0.1 million. For the nine months ended June 30, 2013 and 2012, the Company incurred charges from YBA for products or services of $0.4 million and $0.3 million, respectively.
The amount due from YBA included in accounts receivable at June 30, 2013 and September 30, 2012 was $1.9 million and $2.0 million, respectively. At June 30, 2013 and September 30, 2012 the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services. Summarized condensed financial information for YBA is as follows (in thousands):

	Three Months Ended June 20,		Nine Months Ended June 20,
	2013	2012	2013	2012
Statements of Operations:
Revenue	$12,178	$18,282	$39,125	$64,543
Gross profit	984	1,634	4,479	5,880
Net loss	(294)	(229)	(410)	(377)

These investments are accounted for using the equity method. Under this method of accounting, the Company records in income a proportionate share of the earnings of the joint ventures with a corresponding increase in the carrying value of the investment.
13. Derivative Instruments
All derivatives, whether designated in a hedging relationship or not, are recorded on the consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Certain derivatives held by the Company are not designated as hedges but are used in managing exposure to changes in foreign exchange rates.

A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure of changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the same caption in the consolidated statements of income and comprehensive income. A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income as a part of the currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the Consolidated Statements of Operations as gains and losses consistent with the classification of the underlying risk.

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. These transactions and balances, including short-term advances between the Company and its subsidiaries, subject the Company's operations to exposure from exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period.

The Company mitigates the impact of potential currency translation gains and losses on short-term intercompany advances through timely settlement of each transaction, generally within 30 days. The Company also enters into foreign exchange contracts to reduce its exposure to currency translation. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. Dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded as a component of Other Income, net in the Consolidated Statements of Operations. The Company has recorded net gains of $0.2 million and $0.3 million related to these contracts during the three and nine month periods ended June 30, 2013, respectively. Gains and losses related to these contracts were not material during the three and nine month periods ended June 30, 2012.

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at June 30, 2013 and September 30, 2012 (in thousands):

June 30, 2013:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$3,676	Japanese Yen	July 2013 to September 2013	$3,672	$4	$—
U.S. Dollar	2,680	Israeli Shekel	July 2013	2,662	18	—
U.S. Dollar	1,557	Taiwan Dollar	July 2013	1,553	4	—
U.S. Dollar	1,219	British Pound	July 2013	1,216	3	—
Swiss Franc	1,200	British Pound	July 2013	1,243	—	(43)
Euro	891	U.S. Dollar	July 2013	891	—	—
U.S. Dollar	733	Singapore Dollar	July 2013	728	5	—
Korean Won	396	U.S. Dollar	July 2013	399	—	(3)
	$12,352			$12,364	$34	$(46)

September 30, 2012:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,791	Taiwan Dollar	October 2012	$2,786	$5	$—
U.S. Dollar	1,842	Israeli Shekel	October 2012	1,854	—	12
U.S. Dollar	1,058	Singapore Dollar	October 2012	1,056	2	—
U.S. Dollar	806	Korean Won	October 2012	803	3	—
U.S. Dollar	611	Japanese Yen	October 2012	611	—	—
U.S. Dollar	524	British Pound	October 2012	525	—	1
	$7,632			$7,635	$10	$13

The Company also periodically enters into contracts to provide products and services that are denominated in non-

functional currencies. In June 2013, the Company entered into foreign exchange contracts to reduce its exposure to changes in foreign exchange rates associated with an order for multiple automated sample management systems. The Company concluded that these foreign currency contracts meet the criteria to qualify as a cash flow hedge. Accordingly, the Company reflected changes in the fair value of the effective portion of these foreign currency contracts in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified to revenue in the consolidated statement of income when the forecasted transaction occurs.

The Company had the following notional amounts outstanding under foreign currency contracts that qualify for cash flow hedge accounting at June 30, 2013 (in thousands):

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,037	Japanese Yen	April 2014	$2,029	$8	$—

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three months and nine months ended June 30, 2013.

There were no cash flow hedges outstanding at September 30, 2012.

The fair values of the forward contracts described above are recorded in the Company's Consolidated Balance Sheets as prepaid expenses and other current assets and accrued expenses and other current liabilities.

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
The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of June 30, 2013 and September 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
U.S. Treasury securities and obligations of U.S. government agencies	$15,891	$4	$(35)	$15,860
Corporate securities	37,236	7	(144)	37,099
Mortgage-backed securities	1,123	25	(4)	1,144
Other debt securities	43	—	—	43
Municipal securities	27,760	12	(8)	27,764
Bank certificate of deposits	6,930	—	(2)	6,928
	$88,983	$48	$(193)	$88,838
September 30, 2012:
U.S. Treasury securities and obligations of U.S. government agencies	$41,202	$15	$(2)	$41,215
Corporate securities	64,102	138	(16)	64,224
Mortgage-backed securities	1,310	42	(1)	1,351
Other debt securities	13	—	—	13
Municipal securities	34,777	25	(1)	34,801
Bank certificate of deposits	3,987	1	—	3,988
	$145,391	$221	$(20)	$145,592
The fair value of the marketable securities at June 30, 2013 by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Fair Value
Due in one year or less	$41,199
Due after one year through five years	44,408
Due after ten years	3,231
$88,838
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
Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$8,961	$8,961	$—	$—
Available-for-sale securities	88,838	35,104	53,734	—
Foreign exchange contracts	42	—	42
Total Assets	$97,841	$44,065	$53,776	$—
Liabilities
Foreign exchange contracts	$46	$—	$46	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$17,508	$17,508	$—	$—
Available-for-sale securities	145,592	60,231	85,361	—
Foreign exchange contracts	10	—	10	—
Total Assets	$163,110	$77,739	$85,371	$—
Liabilities
Foreign exchange contracts	$13	$—	$13	$—
Cash Equivalents
Cash equivalents of $9.0 million and $17.5 million at June 30, 2013 and September 30, 2012, respectively, consisting primarily of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Available-For-Sale Securities
Available-for-sale securities of $35.1 million and $60.2 million at June 30, 2013 and September 30, 2012, respectively, consisting of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $53.7 million and $85.4 million at June 30, 2013 and September 30, 2012, respectively, consisting of Mortgage-Backed Securities, Municipal Securities, Bank Certificate of Deposits, Commercial Paper and U.S. Treasury Securities and Obligations of U.S. Government Agencies are classified within Level 2 of the fair value hierarchy because they are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Foreign Exchange Contracts
Foreign exchange contract assets and liabilities of $42,000 and $46,000, respectively, at June 30, 2013 are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract. However, the inputs used to calculate the value of the contract were obtained from an active market. Foreign exchange contract assets and liabilities of $10,000 and $13,000, respectively, at September 30, 2012 are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract, however, the inputs used to calculate the value of the contract were obtained from an active market.

16. Deferred Lease Costs

In December 2012, the Company leased certain of its owned property in Chelmsford, Massachusetts, to an unrelated third party. In connection with the origination of this lease the Company capitalized $3.6 million of initial direct costs, which consist primarily of commissions and tenant allowances. The deferred lease costs will be amortized over the initial lease term, or approximately 10.5 years. Amortization expense for the three and nine month periods ended June 30, 2013, was $86,000 and $97,000. Rental income related to this lease for the three and nine month periods ended June 30, 2013 was $271,000 and $307,000. Rental income and amortization of the deferred lease costs are included in other income, net in the Consolidated Statements of Operations. At June 30, 2013, $0.4 million of unamortized deferred lease costs were included in prepaid expenses and other current assets and $3.1 million of unamortized deferred lease costs were included in other assets in the Consolidated Balance Sheets.

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
18. Subsequent Events
On August 1, 2013, the Company acquired the assets and business of Matrical, Inc. for cash consideration of approximately $10.5 million. Matrical is a Spokane, Washington-based, privately held company that provides biological sample preparation, management and storage solutions to customers in agricultural biotechnology, biotechnology, life science tools and pharmaceutical markets. The acquisition of Matrical provides the Company with the opportunity to enhance its existing capabilities of biobanking and sample management product offerings within the Brooks Life Science Systems market. The transaction is subject to customary closing conditions.

On July 31, 2013, the Company entered into an agreement to sell a portion of its Chelmsford, Massachusetts campus to a real estate management company for $11.4 million. The property includes a building with approximately 90,000 square feet and the related land. The Company had previously entered into an agreement to lease this property to an unrelated third party as described in Note 16. The transaction is subject to customary closing conditions and is expected to be completed in September 2013.
On August 7, 2013, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on September 27, 2013 to common stockholders of record on September 6, 2013. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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
Overview

We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 65% and 54% of our consolidated revenues for fiscal years 2011 and 2012, respectively, and 53% of our consolidated revenues for the first nine months of fiscal year 2013. These decreases are the result of a recent cyclical downturn in the semiconductor capital equipment market, combined with our efforts to target certain non-semiconductor revenue opportunities, including acquisitions and a divestiture which has led to an increase in the non-semiconductor portion of our revenue. The non-semiconductor markets served by us include life sciences, industrial capital equipment and other adjacent technology markets.

We continue to make investments to maintain and grow both our semiconductor product and service offerings and our life science offerings. In October 2012, we acquired Crossing Automation Inc. (“Crossing”), a U.S. based provider of automation solutions for the global semiconductor front-end markets. The purchase price was approximately $59.0 million, net of cash acquired. In August 2013, we acquired Matrical, Inc., a Spokane, Washington-based company that provides biological sample preparation, management and storage solutions to customers in agricultural biotechnology, biotechnology, life science tools and pharmaceutical markets for cash consideration of approximately $10.5 million.

In December 2012, we committed to a restructuring plan that would achieve cost synergies associated with our acquisition of Crossing and further reduce costs and improve profitability in light of the continued near-term macro-economic environment. We eliminated redundant positions across the Company and have substantially completed our restructuring plan as of June 30, 2013. For a discussion on our restructuring plan, please refer to “Restructuring and Other Charges” below.
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

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. Most recently, demand for semiconductor capital equipment began to decline during late fiscal 2012 and through the first three months of our fiscal 2013 resulting in lower revenues in both the Brooks Product Solutions segment and the Brooks Global Services segment. Our revenues in these segments have increased sequentially over the last two quarters reflecting a moderate recovery in demand from our semiconductor customers. We expect demand from the semiconductor capital equipment market to continue to recover into the fourth quarter of our fiscal 2013 and into fiscal 2014.

We have also experienced a recent decline in demand for the products in our life science business. We attribute this decline to customers delaying purchasing decisions for automated sample management systems. We believe that this decline is temporary and expect our life science business to recover by the end of our fiscal year. As a result of our acquisitions of life science companies and product lines, we have goodwill and intangible assets associated with the life science business. Goodwill is subject to an annual impairment test, as well as testing on the occurrence of events that indicate a potential impairment. In our annual assessment of goodwill impairment as of September 30, 2012, we concluded that the fair value of the Brooks Life Science segment exceeded its carrying value by 5%. We have concluded, based on the current outlook for the life science business, after weighing all the negative and positive available evidence available to us, that an interim test is not required as of June 30, 2013. However, to the extent that this business does not recover as quickly as expected and new products being designed to expand the markets we serve are not introduced in a timely manner or accepted by the market, we may be required to write down all or a portion of the goodwill and other long-lived assets associated with this business, which would adversely impact our earnings. At June 30, 2013, we have $40.3 million of goodwill and $40.1 million of other long-lived assets associated with our life science business.

We recorded an income tax provision of $3.7 million for the three months ended June 30, 2013, resulting in an effective tax rate of 73.5% and a tax benefit of $0.1 million for the nine months ended June 30, 2013, resulting in an effective tax rate of 1.1%. We use the estimated annual effective tax rate approach to calculate the tax provision in interim periods. The tax provision for the three months ended June 30, 2013 reflects an overall decrease in the estimated annual tax rate applied to the year-to-date pre-tax loss. The decrease in the estimated annual effective tax rate is due to lower forecasted income and changes in the jurisdictional mix of income.
Three and Nine Months Ended June 30, 2013, Compared to Three and Nine Months Ended June 30, 2012
Revenues
We reported revenues of $118.1 million for the three months ended June 30, 2013, compared to $140.4 million in the same prior year period, a decrease of 16%. This decrease was due to reduced demand for our products, primarily due to weakness in demand for semiconductor capital equipment which led to a reduction of $31.6 million in revenues from our Brooks Product Solutions segment and a $0.5 million reduction in revenues from our Brooks Global Services segment. These decreases were partially offset by the acquisition of Crossing which added $12.1 million to our revenues for the three months ended June 30, 2013 as compared to the same prior year period. Our Brooks Life Science Systems segment had lower sales of $2.4 million for the three months ended June 30, 2013 as compared to the same prior year period due to lower demand.
We reported revenues of $332.7 million for the nine months ended June 30, 2013, compared to $400.0 million in the same prior year period, a decrease of 17%. This decrease was due to reduced demand for our products, primarily due to weakness in demand for semiconductor capital equipment which led to a reduction of $88.7 million in revenues from our Brooks Product Solutions segment and a $4.7 million reduction in revenues from our Brooks Global Services segment. These decreases were partially offset by the acquisition of Crossing which added $32.8 million to our revenues for the nine months ended June 30, 2013, as compared to the same prior year period. Our Brooks Life Science Systems segment had lower sales of $6.7 million for the nine months ended June 30, 2013 as compared to the same prior year period due to lower demand.
Our Brooks Product Solutions segment reported revenues of $86.6 million for the three months ended June 30, 2013, a decrease of 20% from $107.7 million in the same prior year period. This segment reported revenues of $234.7 million for the nine months ended June 30, 2013, a decrease of 21% from $296.5 million in the same prior year period. These decreases were mostly attributable to lower volumes of shipments to semiconductor capital equipment customers, which decreased by $31.6 million and $88.7 million for the three and nine months ended June 30, 2013, respectively, as compared to the same prior year periods. This decrease was partially offset by $10.4 million and $26.9 million of product revenues for the three and nine months ended June 30, 2013, respectively, contributed by our recent acquisition of Crossing.
Our Brooks Global Services segment reported revenues of $22.7 million for the three months ended June 30, 2013, a 6% increase from $21.5 million in the same prior year period. Excluding the acquisition of Crossing, revenues for this segment declined $0.5 million for the three months ended June 30, 2013 as compared to the same prior year period primarily due to weakness in demand. Total service revenues for this segment were $19.7 million for the three months ended June 30, 2013, and include $1.5 million of service revenues contributed by the acquisition of Crossing. For the prior year period, service contract and repair revenues were $18.5 million. Total spare parts revenues were $3.0 million for the three months ended June 30, 2013, and include $0.2 million of spare parts revenues contributed by the acquisition of Crossing. For the prior year period, spare parts revenues were $3.0 million.
Our Brooks Global Services segment reported revenues of $66.0 million for the nine months ended June 30, 2013, a 2% increase from $64.9 million in the same prior year period. Excluding the acquisition of Crossing, revenues for this segment declined $4.7 million for the nine months ended June 30, 2013 as compared to the same prior year period primarily due to weakness in demand. Total service revenues for this segment were $55.7 million for the nine months ended June 30, 2013, and include $4.3 million of service revenues contributed by the acquisition of Crossing. For the prior year period, service contract and repair revenues were $56.5 million. Total spare parts revenues were $10.3 million for the nine months ended June 30, 2013, and include $1.6 million of spare parts revenues contributed by the acquisition of Crossing. For the prior year period, spare parts revenues were $8.4 million.

Our Brooks Life Science Systems segment reported revenues of $8.8 million for the three months ended June 30, 2013, a 21% decrease from $11.2 million in the same prior year period. This segment reported revenues of $32.0 million for the nine months ended June 30, 2013, a decrease of 17% from $38.7 million in the same prior year period. These decreases were the result of delays in customer decisions to purchase automated sample management systems during the last six months.

Gross Margin
Our gross margin percentage increased to 33.6% for the three months ended June 30, 2013, compared to 32.9% for the same prior year period. This increase was primarily attributable to a more favorable product mix for our Brooks Life Science Systems segment and cost reductions in our Brooks Global Services segment. Our gross margin percentage decreased to 31.7% for the nine months ended June 30, 2013 compared to 33.7% for the same prior year period. This decrease was attributable to acquisition related charges of $2.7 million related to the acquisition of Crossing, which reduced gross margin by 0.8%, higher charges for amortization of intangible assets due to our acquisition of Crossing which reduced gross margin by 0.1%, with the balance of the reduction primarily related to a reduction in demand for our products from semiconductor equipment and life science customers, which led to reduced production and lower absorption of our fixed costs.
Our gross margin percentage for our Brooks Product Solutions segment decreased to 32.4% for the three months ended June 30, 2013 as compared to 33.6% in the same prior year period. The decrease in gross margin percentage was attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs. Gross margin percentage for our Brooks Product Solutions segment decreased to 31.3% for the nine months ended June 30, 2013 as compared to 33.9% in the same prior year period. The decrease in gross margin percentage was caused in part by $1.4 million of charges related to the acquisition of Crossing, mainly related to the sale of acquired inventory to which a step up in value had been applied in purchase accounting, which reduced gross margin by 0.6% and increased charges for amortization of intangible assets due to the Crossing acquisition, which reduced gross margin by 0.2%, with the balance of the lower gross margin attributable to the reduction in demand for our products, which led to reduced production and lower absorption of our fixed costs.
Our gross margin percentage for our Brooks Global Services segment increased to 34.8% for the three months ended June 30, 2013 as compared to 27.3% in the same prior year period. This increase was primarily attributable to cost reductions in our repair and service operations resulting from restructuring actions taken over the last twelve months. Gross margin percentage for our Brooks Global Services segment decreased to 29.6% for the nine months ended June 30, 2013 as compared to 30.2% in the same prior year period. The decrease in gross margin percentage was caused by $1.3 million of charges related to the acquisition of Crossing, mainly related to the sale of acquired inventory to which a step up in value had been applied in purchase accounting, which reduced gross margin by 2.0%.

Our gross margin percentage for our Brooks Life Science Systems segment increased to 42.2% for the three months ended June 30, 2013 as compared to 37.3% in the same prior year period. Gross margin percentage for our Brooks Life Science Systems segment increased to 38.8% for the nine months ended June 30, 2013 as compared to 38.3% in the same prior year period. This increase was primarily attributable to a more favorable product mix for the nine months ended June 30, 2013, including software upgrade projects that increased gross margin percentage by 4.4% and 3.0% for the three and nine months ended June 30, 2013, respectively.
Research and Development
Research and development, or R&D, expenses for the three months ended June 30, 2013 were $12.1 million, an increase of $0.4 million, compared to $11.7 million in the same prior year period. R&D expenses for the nine months ended June 30, 2013 were $35.7 million, a decrease of $0.5 million, compared to $36.2 million in the same prior year period. This decrease for the nine months ended June 30, 2013 is primarily due to lower labor costs due to restructuring actions taken over the last twelve months. Lower labor costs were partially offset by $5.0 million of R&D expenses in the nine months ended June 30, 2013 for Crossing, which were not included in the same prior year period.
Selling, General and Administrative
Selling, general and administrative, or SG&A expenses were $22.6 million for the three months ended June 30, 2013, a decrease of $2.7 million compared to $25.3 million in the same prior year period. SG&A expenses were $73.3 million for the nine months ended June 30, 2013, a decrease of $3.1 million compared to $76.4 million in the same prior year period.

The decrease in SG&A expenses in the three months ended June 30, 2013 is due to $1.4 million of lower consulting costs which decreased primarily because a project focused on improving operating efficiencies was completed in the prior year. In addition, stock-based compensation expense decreased $1.2 million as a result of performance-based vesting criteria that we no longer expect to achieve and labor costs decreased by $0.9 million due to restructuring actions taken over the last twelve months. Lower SG&A costs in the three months ended June 30, 2013 were partially offset by $1.2 million of SG&A expenses for Crossing, which were not included in the same prior year period.

The $3.1 million decrease for the nine months ended June 30, 2013 is the result of $6.0 million of lower consulting costs and other professional service fees which decreased primarily because a project focused on improving operating efficiencies was completed in the prior year. We also reduced labor costs by $4.0 million through restructuring actions taken over the last twelve months and incurred $1.4 million less stock-based compensation expense as a result of performance-based vesting criteria that we no longer expect to achieve. Lower SG&A costs in the nine months ended June 30, 2013 were partially offset by $5.9 million of SG&A expenses for Crossing, which were not included in the same prior year period. In addition, in the second quarter of fiscal 2012, we received $3.3 million of insurance proceeds as reimbursement of litigation related costs previously incurred that were recorded as a reduction of SG&A expense.
Restructuring and Other Charges

We recorded restructuring charges of $0.6 million for the three months ended June 30, 2013 and $6.0 million for the nine months ended June 30, 2013. Restructuring costs recorded in the first nine months of fiscal 2013 relate primarily to workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition internal manufacturing of the Polycold product line (certain of the our cryopump and cryochiller products) to a third party contract manufacturer and other programs designed to improve our structure. Restructuring charges also included facility related costs incurred in connection with the consolidation of Crossing facilities with our facilities. Accrued restructuring costs of $1.8 million as of June 30, 2013 are expected to be paid during the next twelve months.

Restructuring costs for the three months ended June 30, 2013 consist of $0.5 million of severance costs and $0.1 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $0.3 million related to the outsourcing of the Polycold manufacturing operation. We also incurred $0.1 million of severance charges related to corporate positions, $0.1 million related to the Brooks Global Services segment and $0.1 million related to the Brooks Life Science Systems segment.

Restructuring costs for the nine months ended June 30, 2013 consist of $5.3 million of severance costs and $0.7 million of facility related costs. The Brooks Product Solutions segment incurred a severance charge of $3.0 million to eliminate approximately 150 positions, including approximately 30 related to the acquisition of Crossing; Brooks Global Services segment incurred a severance charge of $1.1 million to eliminate 18 positions, and we incurred $0.8 million to eliminate 19 corporate positions. The Brooks Life Science Systems segment incurred severance charges of $0.4 million to eliminate 7 positions, mainly due to the consolidation of administrative functions. Restructuring and other charges for the nine months ended June 30, 2013 also include $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of our Swiss employees.

Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.3 million, including severance and retention bonuses. This charge will be amortized over the period from notification of the closing to the actual service end date. We expensed $0.9 million of this charge as of June 30, 2013, and will expense the balance in the fourth quarter of fiscal year 2013.

We recorded charges to operations of $0.9 million and $1.1 million in the three and nine months ended June 30, 2012, respectively, for severance costs related primarily to a limited workforce reduction for the Brooks Product Solutions segment and Brooks Global Services segment in response to a decline in demand from semiconductor equipment customers.
In-Process Research and Development
During the three months ended March 31, 2012, we acquired assets, consisting primarily of intellectual property from Intevac, Inc. for $3.0 million. This intellectual property will be utilized in the development of a next generation of semiconductor automation tools that resides within the Brooks Product Solutions segment. We expensed essentially all of this asset purchase as an in-process research and development cost in the three months ended March 31, 2012.
Interest Income
Interest income was $0.3 million and $0.8 million for each of the three and nine month periods ended June 30, 2013 and 2012, respectively. Our cash balances available for investing decreased during the three and nine months ended June 30, 2013 as compared to the same prior year periods because we used $59.0 million in cash to acquire Crossing in our first quarter of fiscal 2013. However, the decrease in invested balances did not significantly impact our interest income in fiscal 2013 because of the low interest rates being earned on our investments.
Other Income, Net

Other income, net, was $387,000 for the three months ended June 30, 2013 and consists primarily of a gain on the sale of fixed assets and joint venture management fee income. Other income, net, was $371,000 for the nine months ended June 30, 2013 and consists primarily of a gain on the sale of fixed assets and joint venture management fee income which were partially offset by foreign exchange losses.

Other income, net, was $202,000 and $497,000 for the three and nine months ended June 30, 2012, and consists primarily of joint venture management fee income which was partially offset by foreign exchange losses.
Income Tax Provision (Benefit)

We recorded an income tax provision (benefit) of $3.7 million and $(0.1) million for the three and nine months ended June 30, 2013, respectively. The tax benefit for the nine months ended June 30, 2013 includes $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2012. The benefit also consists of U.S. deferred tax benefits mostly offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.

We use the estimated annual effective tax rate approach to calculate the tax provision in interim periods. The tax provision for the three months ended June 30, 2013 includes reversals to income tax benefits recognized on losses in the first half of the fiscal year as we revised our projections to a loss position in the United States.

We recorded an income tax provision of $1.0 million and $0.6 million for the three and nine months ended June 30, 2012, respectively. The provision substantially consists of foreign income taxes arising from the Company's international sales mix, certain state income taxes and interest related to unrecognized tax benefits, which is partially offset by $1.4 million of reductions in uncertain tax positions as a result of the lapse in statutes of limitations.
As of June 30, 2013, we continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on our long-term forecasts and the expiration dates on these attributes. We also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
Equity in Earnings of Joint Ventures
Income associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was $0.3 million for each of the three months ended June 30, 2013 and 2012. The loss associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $(0.1) million for each of the three months ended June 30, 2013 and 2012, respectively.
Income associated with our 50% interest in UCI was $0.4 million and $1.8 million for the nine months ended June 30, 2013 and 2012, respectively. This decrease was the result of lower revenues due to a cyclical slowing of demand for UCI products. The loss associated with our 50% interest in Yaskawa Brooks Automation, Inc. was $(0.1) for each of the nine months ended June 30, 2013 and 2012, respectively.
Liquidity and Capital Resources
A considerable portion of our revenues are dependent on the demand for semiconductor capital equipment. Demand for this equipment has historically experienced periodic downturns. This cyclicality makes estimates of a considerable portion of our future revenues and cash flows inherently uncertain.
At June 30, 2013, we had cash, cash equivalents and marketable securities aggregating $150.7 million. This amount was composed of $61.9 million of cash and cash equivalents, $41.2 million of investments in short-term marketable securities and $47.6 million of investments in long-term marketable securities.
Cash and cash equivalents were $61.9 million at June 30, 2013, an increase of $7.3 million from September 30, 2012. The increase in cash was primarily due to $55.0 million of net sales of marketable securities and $29.6 million of cash flow from operations. These sources of cash were partially offset by the $59.0 million we used to acquire Crossing and $16.0 million we used to pay cash dividends to our shareholders.
Cash provided by operating activities was $29.6 million for the nine months ended June 30, 2013, and was composed of $24.7 million for non-cash related charges and $13.1 million of working capital improvements which were partially offset by a net loss of $8.2 million. Non-cash related charges consisted of items such as $18.3 million of depreciation and amortization and $5.6 million of stock-based compensation offset by a deferred tax benefit of $0.4 million. The decrease in working capital is primarily due to a $17.3 million decrease in inventory and $6.4 million increase in deferred revenue partially offset by a $3.5 million increase in accounts receivable, a $2.8 million decrease in accrued expenses and other current liabilities and a $1.6 million increase in prepaid expenses and other current assets.
Cash used in investing activities was $5.9 million for the nine months ended June 30, 2013, and is composed of $59.0 million used in connection with the acquisition of Crossing, which was mostly offset by net sales of marketable securities of $55.0 million.
Cash used in financing activities for the nine months ended June 30, 2013 is composed primarily of $16.0 million for quarterly cash dividends we paid on December 28, 2012, March 29, 2013 and June 28, 2013.
At June 30, 2013, we had approximately $5.0 million of letters of credit outstanding.
On June 25, 2013, we filed a registration statement on Form S-3 with the SEC to sell up to $200 million of securities, before any fees or expenses of the offering. Securities that may be sold include common stock, preferred stock, warrants, debt securities, depository shares, purchase contracts and purchase units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC. This registration statement will expire on July 1, 2016.
On August 7, 2013, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.3 million will be paid on September 27, 2013 to shareholders of record at the close of business on September 6, 2013. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.
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
The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to Brooks Automation, Inc.	$1,544	$8,028	$(8,230)	$20,572
Interest income, net	(255)	(287)	(794)	(832)
Provision (benefit) for income taxes	3,700	985	(99)	626
Depreciation and amortization	5,815	5,538	18,258	16,159
EBITDA	$10,804	$14,264	$9,135	$36,525
The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
EBITDA	$10,804	$14,264	$9,135	$36,525
Stock-based compensation	615	1,979	5,625	6,903
Restructuring and other charges	560	880	6,086	1,125
Purchase accounting impact on inventory and contracts acquired	—	35	2,907	866
Merger costs	62	—	704	221
In-process research and development	—	—	—	3,026
Adjusted EBITDA	$12,041	$17,158	$24,457	$48,666

The decrease in EBITDA for the nine months ended June 30, 2013 as compared to the same prior year period was primarily related to the $67.3 million decrease in revenues and the $5.0 million increase in restructuring costs. For a further discussion of the factors impacting our revenues and costs, see the discussion of our results of operations above.

In connection with our acquisitions, we have valued acquired inventories at fair value, which results in a higher inventory cost charged to cost of sales in the periods shortly after the acquisition closes. We also value acquired sales contracts at fair value, which results in lower revenue and cost of sales in the periods shortly after the acquisition closes. These charges were $2.9 million in the nine month period ended June 30, 2013 and related primarily to the acquisition of Crossing. The charges in prior year period related to our life science acquisitions.

Merger costs consist of professional fees to complete the acquisitions of Matrical and Crossing during fiscal year 2013 and the acquisition of life science companies during fiscal year 2012.
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
Interest Rate Exposure
As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, our exposure to market risk related to interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, and as such, market risk to these investments is not significant. During the nine months ended June 30, 2013, the unrealized loss on marketable securities was $339,000. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.6 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 25% of our total sales for the first nine months of fiscal year 2013. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $17.0 million at June 30, 2013, and relate to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to hedge our exposures. We incurred a foreign currency loss of $0.5 million for the nine months ended June 30, 2013, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2013 would result in a $0.8 million change in our net income.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in the 2012 Annual Report on Form 10-K. There have been no material changes from the factors disclosed in our 2012 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock $0.01 par value purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2013. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 — 30, 2013	—	$—	—
May 1 — 31, 2013	17,358	9.89	17,358
June 1 — 30, 2013	—	—	—
Total	17,358	$9.89	17,358

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

10.01
Second Amended and Restated 2000 Equity Incentive Plan, restated as of May 7, 2013 (previously filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 9, 2013 (File No. 0-25434) and incorporated herein by reference).

10.02
Letter Agreement between Brooks Automation, Inc. and Martin S. Headley, dated June 6, 2013 (previously filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 11, 2013 (File No. 0-25434) and incorporated herein by reference).

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: August 8, 2013	/S/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 8, 2013	/S/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.01
Second Amended and Restated 2000 Equity Incentive Plan, restated as of May 7, 2013 (previously filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 9, 2013 (File No. 0-25434) and incorporated herein by reference).

10.02
Letter Agreement between Brooks Automation, Inc. and Martin S. Headley, dated June 6, 2013 (previously filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 11, 2013 (File No. 0-25434) and incorporated herein by reference).

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.