Form 10-Q
period 2013-12-31
BROOKS AUTOMATION INC
filed 2014-02-06
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 28, 2014: common stock, $0.01 par value and 66,645,113 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31, 2013	September 30, 2013
Assets
Current assets
Cash and cash equivalents	$78,015	$82,971
Restricted cash	—	177
Marketable securities	45,420	45,900
Accounts receivable, net	75,529	77,483
Inventories	96,701	97,719
Deferred tax assets	15,985	16,839
Prepaid expenses and other current assets	9,306	9,030
Total current assets	320,956	330,119
Property, plant and equipment, net	45,883	47,870
Long-term marketable securities	52,232	44,491
Long-term deferred tax assets	98,548	99,146
Goodwill	121,969	122,030
Intangible assets, net	57,326	60,088
Equity investment in joint ventures	25,336	25,687
Other assets	7,419	7,332
Total assets	$729,669	$736,763
Liabilities and equity
Current liabilities
Accounts payable	$30,890	$35,392
Deferred revenue	16,545	19,653
Accrued warranty and retrofit costs	6,846	7,349
Accrued compensation and benefits	15,391	14,225
Accrued restructuring costs	1,462	1,412
Accrued income taxes payable	1,584	1,077
Accrued expenses and other current liabilities	12,815	13,453
Total current liabilities	85,533	92,561
Long-term tax liabilities	7,016	7,036
Long-term pension liability	829	815
Other long-term liabilities	3,790	3,695
Total liabilities	97,168	104,107
Contingencies (Note 16)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,108,981 shares issued and 66,647,112 shares outstanding at December 31, 2013, 80,039,104 shares issued and 66,577,235 shares outstanding at September 30, 2013	801	800
Additional paid-in capital	1,827,281	1,825,499
Accumulated other comprehensive income	22,425	22,604
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,017,798)	(1,015,991)
Total Brooks Automation, Inc. stockholders’ equity	631,753	631,956
Noncontrolling interest in subsidiaries	748	700
Total equity	632,501	632,656
Total liabilities and equity	$729,669	$736,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2013	2012
Revenue
Product	$100,282	$77,323
Services	24,305	20,702
Total revenue	124,587	98,025
Cost of revenue
Product	64,336	54,481
Services	15,601	14,386
Total cost of revenue	79,937	68,867
Gross profit	44,650	29,158
Operating expenses
Research and development	13,195	11,518
Selling, general and administrative	26,766	25,947
Restructuring and other charges	747	4,757
Total operating expenses	40,708	42,222
Operating income (loss)	3,942	(13,064)
Interest income	246	275
Interest expense	—	(1)
Other income (expense), net	259	(93)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	4,447	(12,883)
Income tax provision (benefit)	1,700	(3,670)
Income (loss) before equity in earnings (losses) of joint ventures	2,747	(9,213)
Equity in earnings (losses) of joint ventures	749	(6)
Net income (loss)	$3,496	$(9,219)
Net income attributable to noncontrolling interests	(48)	(17)
Net income (loss) attributable to Brooks Automation, Inc.	$3,448	$(9,236)
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.05	$(0.14)
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.05	$(0.14)
Dividend declared per share	$0.08	$0.08
Shares used in computing earnings (loss) per share
Basic	66,355	65,567
Diluted	67,126	65,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three months ended December 31,
	2013	2012
Net income (loss)	$3,496	$(9,219)
Comprehensive income (loss):
Change in cumulative translation adjustment	(294)	530
Change in unrealized loss on marketable securities	(1)	(129)
Change in unrealized gain on cash flow hedges	105	—
Actuarial gain	11	290
Pension settlement	—	87
Comprehensive income (loss)	3,317	(8,441)
Comprehensive income attributable to noncontrolling interests	(48)	(17)
Comprehensive income (loss) attributable to Brooks Automation, Inc.	$3,269	$(8,458)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended December 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$3,496	$(9,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,729	6,441
Impairment of assets	398	—
Stock-based compensation	2,754	2,511
Amortization of premium on marketable securities	285	370
Undistributed (earnings) losses of joint ventures	(749)	6
Deferred income tax provision (benefit)	1,164	(4,310)
Pension settlement	—	87
Loss on disposal of long-lived assets	4	13
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,901	20,216
Inventories	942	6,841
Prepaid expenses and other current assets	665	317
Accounts payable	(4,521)	(10,793)
Deferred revenue	(3,250)	(1,340)
Accrued warranty and retrofit costs	(528)	(1,127)
Accrued compensation and benefits	1,154	(4,054)
Accrued restructuring costs	51	2,390
Accrued expenses and other current liabilities	(1,022)	(3,237)
Net cash provided by operating activities	8,473	5,112
Cash flows from investing activities
Purchases of property, plant and equipment	(1,015)	(641)
Purchases of marketable securities	(26,082)	(18,168)
Sale/maturity of marketable securities	18,595	75,622
Acquisition, net of cash acquired	—	(56,033)
Payment of deferred leasing cost	—	(686)
Decrease in restricted cash	177	—
Net cash (used in) provided by investing activities	(8,325)	94
Cash flows from financing activities
Common stock dividend paid	(5,391)	(5,311)
Net cash used in financing activities	(5,391)	(5,311)
Effects of exchange rate changes on cash and cash equivalents	287	389
Net increase (decrease) in cash and cash equivalents	(4,956)	284
Cash and cash equivalents, beginning of period	82,971	54,639
Cash and cash equivalents, end of period	$78,015	$54,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany accounts and transactions are eliminated. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2013 (the "2013 Annual Report on Form 10-K").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, intangible assets, goodwill, deferred income taxes, warranty obligations, revenue recognized using the percentage of completion method and stock-based compensation expense on performance-based awards. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
Recently Enacted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for presentation of unrecognized tax benefits. The prior guidance related to unrecognized tax benefits did not explicitly address financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amended guidance eliminates the existing diversity in practice in the presentation of unrecognized tax benefits in these instances. Under the amended guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction of a deferred tax asset when an operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. This amended guidance is effective for fiscal years beginning on or after December 15, 2013. The Company does not expect that the adoption of this guidance will have a material impact on its financial position or results of operations.
2. Stock-Based Compensation
The Company may issue stock options and restricted stock which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2013 and 2012 (in thousands):

	Three months ended December 31,
	2013	2012
Restricted stock	$2,641	$2,384
Employee stock purchase plan	113	127
	$2,754	$2,511
The fair value per share of restricted stock is equal to the quoted price of the Company’s common stock on the date of grant, net of estimated forfeitures. The expense related to these awards is being recorded ratably over the vesting period. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals.
During the three months ended December 31, 2013, the Company granted 1,332,000 shares of restricted stock to members of senior management of which 523,875 shares vest over the service period. The vesting of the remaining 808,125 shares will vary based on the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014, and a continuing required service period. Total compensation expense on both of these awards is a maximum of

$20.2 million, net of cancellations. Changes to the projected attainment against performance targets during fiscal 2014 may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised.
During the three months ended December 31, 2012, the Company granted 1,183,500 shares of restricted stock to members of senior management of which 524,250 shares vest over a required service period. The vesting of the remaining 659,250 shares vary based on he achievement of certain financial performance goals which were measured at the end of fiscal year 2013, and a continuing required service period. Based on the Company’s results for fiscal 2013 relative to the financial performance goals established in the grant, 448,290 shares were earned. These awards will vest over the remaining service period. Total compensation expense on the awards granted during the three months ended December 31, 2012 is a maximum of $7.4 million, net of cancellations. However, the final compensation expense related to these awards is dependent on the award holders completing the remaining service period.
Stock Option Activity
The following table summarizes stock option activity for the three months ended December 31, 2013:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2013	15,540		$15.86
Outstanding at December 31, 2013	15,540	0.6 years	$15.86	$—
Vested at December 31, 2013	15,540	0.6 years	$15.86	$—
Options exercisable at December 31, 2013	15,540	0.6 years	$15.86	$—
Based on the Company’s closing stock price of $10.49 as of December 31, 2013, there was no intrinsic value to the option holders.
No stock options were granted during the three months ended December 31, 2013 or 2012. There were no stock option exercises in the three months ended December 31, 2013 or 2012.
As of December 31, 2013, there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Activity
The following table summarizes restricted stock activity for the three months ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2013	2,915,413	$11.25
Awards granted	1,332,000	9.45
Awards vested	(339,639)	9.08
Awards canceled	(354,766)	10.38
Outstanding at December 31, 2013	3,553,008	$10.87
The fair value of restricted stock awards vested during the three months ended December 31, 2013 and 2012 was $3.1 million and $2.9 million, respectively.
As of December 31, 2013, the unrecognized compensation cost related to restricted stock that is expected to vest is $18.5 million and will be recognized over an estimated weighted average service period of 1.9 years.
Employee Stock Purchase Plan
There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2013 and 2012.
3. Acquisitions
Acquisition of Matrical
On August 1, 2013, the Company acquired certain assets and assumed certain liabilities of Matrical, Inc.’s ("Matrical") life science businesses (collectively “the Acquired assets”) for cash consideration of approximately $9.3 million, net of cash acquired. The acquisition of the Acquired assets provides the Company with the opportunity to enhance its existing product offerings in biobanking and sample management.
The assets and liabilities associated with the purchase of the Acquired assets were recorded at their fair values as of the acquisition date. The amounts recorded follow (in thousands):

Accounts receivable	$636
Inventory	2,095
Prepaid and other current assets	103
Property, plant and equipment	534
Completed technology	500
Customer relationships	1,500
Goodwill	7,076
Debt	(902)
Accounts payable	(294)
Deferred revenue	(351)
Customer deposits	(1,249)
Other current liabilities	(322)
Total purchase price, net of cash acquired	$9,326
In performing the purchase price allocation, the Company considered, among other factors, analyses of historical financial performance, its intention for future use of the Acquired assets, and estimates of future cash flows from the Acquired assets. The purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective.
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
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies from combining the Matrical products with the Company's other life science products. Goodwill arising from the acquisition of the Acquired assets is deductible for tax purposes.
The operating results of the Acquired assets have been included in the results of operations for the Brooks Life Science Systems segment from the date of acquisition.
The Company completed the final allocation of the purchase price related to the Acquired assets in the first quarter of fiscal year 2014. Adjustments to the purchase price allocation in the first quarter of fiscal year 2014 were not material.
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
The operating results of Crossing have been included in the results of operations for the Brooks Product Solutions and Brooks Global Services segments from the date of acquisition.
The Company completed the final allocation of the purchase price related to Crossing in the fourth quarter of fiscal year 2013.
4. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. The Company did not identify any indicators of goodwill impairment during the three month period ended December 31, 2013 that would warrant an interim test.
The components of the Company’s goodwill by business segment at December 31, 2013 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2013	$506,743	$156,792	$47,439	$26,014	$736,988
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2013	69,037	5,554	47,439	—	122,030
Adjustments during the three months ended December 31, 2013	—	—	(61)	—	(61)
Goodwill, less accumulated impairments at December 31, 2013	$69,037	$5,554	$47,378	$—	$121,969

Components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2013			September 30, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,222	$586	$7,808	$7,196	$612
Completed technology	65,628	50,401	15,227	65,594	48,898	16,696
Trademarks and trade names	4,015	4,009	6	4,013	4,003	10
Customer relationships	70,725	29,218	41,507	70,490	27,720	42,770
	$148,176	$90,850	$57,326	$147,905	$87,817	$60,088
The Company is required to test certain long-lived assets when indicators of impairment are present. The Company determined that impairment indicators were present for the long-lived assets related to its Celigo product line as of September 30, 2013. The long-lived assets in question were tested for recoverability in the fourth quarter of fiscal year 2013 by comparing the sum of the undiscounted cash flows directly attributable to the assets to their carrying values, which resulted in the conclusion that the carrying amounts of the assets were not recoverable. The fair values of the assets were then evaluated to determine the amount of the impairment, if any. The fair value of the assets was based primarily on market-based valuation techniques. As a result of this analysis, management determined that an impairment loss of $2.0 million had occurred as of September 30, 2013, and allocated the loss to the long-lived assets in the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value.
The Company revised its estimate of the fair value of these assets at December 31, 2013 and determined that an additional impairment loss of $0.4 million, representing the remaining carrying value of the long-lived assets, was required. The impairment charge was recorded as a component of cost of revenue in the Consolidated Statements of Operations.
5. Income Taxes
The Company recorded an income tax provision of $1.7 million for the three months ended December 31, 2013. This tax provision substantially consists of U.S. and foreign income taxes, as well as interest related to unrecognized tax benefits.
The Company recorded an income tax benefit of $3.7 million for the three months ended December 31, 2012. This benefit substantially consists of U.S. deferred tax benefits partially offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of December 31, 2013, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company's U.S. and international jurisdictions, the years that may be examined vary, with the earliest tax year being 2007. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company's Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefit will be reduced by approximately $1.7 million during the next twelve months primarily as the result of statutes of limitations expiring.

6. Earnings per Share
Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended December 31,
	2013	2012
Weighted average common shares outstanding used in computing basic earnings per share	66,355	65,567
Dilutive common stock options and restricted stock awards	771	—
Weighted average common shares outstanding for purposes of computing diluted earnings per share	67,126	65,567
Options to purchase approximately 16,000 and 96,000 shares of common stock and 0 and 2,840,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended December 31, 2013 and 2012, respectively, as their effect would be anti-dilutive. All outstanding stock options and unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2012 as a result of the net loss for that period.
7. Segment Information
The Company reports financial results in three segments: Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. A description of segments is included in the 2013 Annual Report on Form 10-K.
The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses, amortization of acquired intangible assets (excluding completed technology) and restructuring and other charges are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon multiple cost drivers associated with the respective administrative function, including segment revenue, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, restricted cash, marketable securities, deferred tax assets and investments in joint ventures.

Financial information for the Company’s business segments is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended December 31, 2013
Revenue
Product	$88,708	$3,439	$8,135	$100,282
Services	—	20,243	4,062	24,305
	$88,708	$23,682	$12,197	$124,587
Gross profit	$32,053	$8,032	$4,565	$44,650
Segment operating income (loss)	$6,605	$3,050	$(3,475)	$6,180

Three months ended December 31, 2012
Revenue
Product	$62,722	$3,505	$11,096	$77,323
Services	—	17,660	3,042	20,702
	$62,722	$21,165	$14,138	$98,025
Gross profit	$17,754	$5,110	$6,294	$29,158
Segment operating income (loss)	$(6,434)	$591	$(22)	$(5,865)

Assets
December 31, 2013	$243,507	$59,196	$105,713	$408,416
September 30, 2013	$254,424	$59,875	$105,221	$419,520

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three month periods ended December 31, 2013 and 2012 is as follows (in thousands):

	Three months ended December 31,
	2013	2012
Segment operating income (loss)	$6,180	$(5,865)
Other unallocated corporate expenses	35	890
Amortization of acquired intangible assets	1,456	1,552
Restructuring and other charges	747	4,757
Total operating income (loss)	$3,942	$(13,064)

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2013 and September 30, 2013 is as follows (in thousands):

	December 31, 2013	September 30, 2013
Segment assets	$408,416	$419,520
Cash, cash equivalents, restricted cash and marketable securities	175,667	173,539
Deferred tax assets	114,533	115,985
Investments in joint ventures	25,336	25,687
Other unallocated corporate net assets	5,717	2,032
Total assets	$729,669	$736,763

8. Significant Customers
The Company had one customer that accounted for more than 10% of its revenues, at 13%, in the three months ended December 31, 2013. The Company did not have any customers that accounted for more than 10% of its revenues in the three months ended December 31, 2012. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at December 31, 2013 or September 30, 2013.
9. Restructuring and Other Charges
The Company recorded a restructuring charge of $0.7 million for the three months ended December 31, 2013. These restructuring costs consisted primarily of severance and other workforce-related costs and result from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain of the Company’s Polycold products to a third party contract manufacturer and other programs designed to improve the Company’s cost structure.
    Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.3 million, including severance and retention bonuses. This charge is being recorded ratably over the period from notification of the closing to the actual service end date, or September 2014. The Company has expensed $0.8 million of the total charge as of December 31, 2013, and will expense the balance ratably through fiscal year 2014.
The Company recorded a restructuring charge of $4.7 million for the three months ended December 31, 2012. These restructuring charges consisted of $4.1 million of severance costs for workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition internal manufacturing of the Polycold product line to a third party contract manufacturer and other programs designed to improve the Company’s cost structure. Restructuring charges also included $0.6 million of facility related costs to consolidate two facilities in California. In addition, the Company incurred other charges of $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of the Company’s Swiss employees.
The activity for the three months ended December 31, 2013 and 2012 related to the Company's restructuring-related accruals is summarized below (in thousands):

	Activity — Three Months Ended December 31, 2013
	Balance at September 30, 2013	Expense	Utilization	Balance at December 31, 2013
Facilities and other	$155	$6	$(104)	$57
Workforce-related	1,257	741	(593)	1,405
	$1,412	$747	$(697)	$1,462

	Activity - Three Months Ended December 31, 2012
	Balance at September 30, 2012	Expense	Utilization	Balance at December 31, 2012
Facilities and other	$—	$578	$(313)	$265
Workforce-related	2,098	4,092	(1,662)	4,528
	$2,098	$4,670	$(1,975)	$4,793
The Company anticipates that $0.8 million of accrued restructuring costs will be paid in the next twelve months, with the remainder to be paid in fiscal year 2015.
10. Employee Benefit Plans
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
In connection with actions taken under the Company’s restructuring programs in the first quarter of fiscal 2013, the number of employees accumulating benefits under the Switzerland Plan declined significantly. As a result, a partial settlement event occurred and resulted in accelerated amortization of approximately $0.1 million of prior pension losses. The settlement loss, recorded in the quarter ended December 31, 2012, is included in restructuring and other charges in the Consolidated Statements of Operations.
The components of the Company’s net pension cost for the three months ended December 31, 2013 and 2012 is as follows (in thousands):

	Three months ended December 31,
	2013	2012
Service cost	$100	$178
Interest cost	39	45
Amortization of losses	1	2
Expected return on assets	(53)	(77)
Net periodic pension cost	87	148
Settlement loss	—	87
Total pension cost	$87	$235
11. Other Balance Sheet Information
The following is a summary of accounts receivable at December 31, 2013 and September 30, 2013 (in thousands):

	December 31, 2013	September 30, 2013
Accounts receivable	$76,800	$78,460
Less allowance for doubtful accounts	(1,131)	(863)
Less allowance for sales returns	(140)	$(114)
	$75,529	$77,483
The following is a summary of inventories at December 31, 2013 and September 30, 2013 (in thousands):

	December 31, 2013	September 30, 2013
Inventories
Raw materials and purchased parts	$61,565	$60,106
Work-in-process	17,285	20,256
Finished goods	17,851	17,357
	$96,701	$97,719
Reserves for excess and obsolete inventory were $24.9 million and $24.3 million at December 31, 2013 and September 30, 2013, respectively.
The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Product warranty and retrofit activity on a gross basis for the three months ended December 31, 2013 and 2012 is as follows (in thousands):
Activity — Three Months Ended December 31, 2013

Balance at September 30, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at December 31, 2013
$7,349	$—	$1,916	$(2,419)	$6,846

Activity — Three Months Ended December 31, 2012

Balance at September 30, 2012	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at December 31, 2012
$7,329	$962	$2,363	$(2,930)	$7,724

12. Joint Ventures
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended December 31, 2013 and 2012, the Company recorded income associated with UCI of $0.8 million and $0.1 million, respectively. At December 31, 2013, the carrying value of UCI in the Company’s Consolidated Balance Sheet was $22.5 million. For the three months ended December 31, 2013 and 2012, management fee payments received by the Company from UCI were $0.2 million and $0.1 million, respectively. For the three months ended December 31, 2013 and 2012, the Company incurred charges from UCI for products or services of $0.1 million and $0.3 million, respectively. At December 31, 2013 and September 30, 2013, the Company owed UCI $11,000 and $26,000, respectively, in connection with accounts payable for unpaid products and services.
The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended December 31, 2013 and 2012, the Company recorded a loss associated with YBA of $(18,000) and $(84,000), respectively. At December 31, 2013, the carrying value of YBA in the Company’s Consolidated Balance Sheet was $2.8 million. For the three months ended December 31, 2013 and 2012, revenues earned by the Company from YBA were $0.7 million and $1.6 million, respectively. For each of the three months ended December 31, 2013 and 2012, the Company incurred charges from YBA for products or services of $0.1 million.
The amount due from YBA included in accounts receivable at December 31, 2013 and September 30, 2013 was $1.0 million and $2.3 million, respectively. At December 31, 2013 and September 30, 2013 the Company owed YBA $47,000 in connection with accounts payable for unpaid products and services.
     These investments are accounted for using the equity method. Under this method of accounting, the Company records in income a proportionate share of the earnings (losses) of the joint ventures with a corresponding increase (decrease) in the carrying value of the investment.
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
In June 2013, the Company entered into foreign exchange contracts to reduce its exposure to changes in foreign exchange rates associated with an order for multiple automated sample management systems. The Company concluded that these foreign currency contracts meet the criteria to qualify as a cash flow hedge. Accordingly, the Company is reflecting changes in the fair value of the effective portion of these foreign currency contracts in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified to revenue in the consolidated stat
The Company had the following notional amounts outstanding under foreign currency contracts that qualify for cash flow hedge accounting at December 31, 2013 (in thousands):

Buy Currency	Notional Amount of Buy Currency in U.S. Dollars	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,037	Japanese Yen	April 2014	$1,909	$128	$—
The Company expects to classify the accumulated gain on these contracts into revenue in April 2014. The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three months ended December 31, 2013.
In addition, the Company has various transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. These transactions and balances, including short-term advances between the Company and its subsidiaries, subject the Company's operations to exposure from exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company mitigates the impact of potential currency translation gains and losses on short-term intercompany advances through timely settlement of each transaction, generally within 30 days.
The Company also enters into foreign exchange contracts to reduce its exposure to currency translation. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. Dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the Consolidated Statements of Operations as gains and losses consistent with the classification of the underlying risk. The Company has recorded net gains (losses) of $0.1 million and $(0.1) million as a component of Other Income (Expense), net in the Consolidated Statements of Operations related to these contracts during the three month periods ended December 31, 2013 and 2012, respectively.
The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at December 31, 2013 and September 30, 2013 (in thousands):
December 31, 2013:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,494	Japanese Yen	March 2014	$2,494	$—	$—

September 30, 2013:

Buy Currency	Notional Amount of Buy Currency in U.S. Dollars	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,770	Japanese Yen	October 2013 to December 2013	$2,762	$8	$—
Korean Won	686	U.S. Dollar	October 2013	688	—	2
U.S. Dollar	301	Israeli Shekel	October 2013	304	—	3
U.S. Dollar	231	Singapore Dollar	October 2013	231	—	—
	$3,988			$3,985	$8	$5
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

The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of December 31, 2013 and September 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
U.S. Treasury securities and obligations of U.S. government agencies	$20,179	$3	$(22)	$20,160
Corporate securities	42,801	44	(55)	42,790
Mortgage-backed securities	1,075	26	(5)	1,096
Other debt securities	34	—	—	34
Municipal securities	25,026	8	(11)	25,023
Bank certificate of deposits	8,551	—	(2)	8,549
	$97,666	$81	$(95)	$97,652
September 30, 2013:
U.S. Treasury securities and obligations of U.S. government agencies	$19,528	$6	$(13)	$19,521
Corporate securities	35,045	11	(47)	35,009
Mortgage-backed securities	1,093	25	(1)	1,117
Other debt securities	88	—	—	88
Municipal securities	25,199	15	(7)	25,207
Bank certificate of deposits	9,451	—	(2)	9,449
	$90,404	$57	$(70)	$90,391
The fair value of the marketable securities at December 31, 2013 by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Fair Value
Due in one year or less	$45,420
Due after one year through five years	48,842
Due after ten years	3,390
$97,652
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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$15,649	$8,225	$7,424	$—
Available-for-sale securities	97,652	22,968	74,684	—
Foreign exchange contracts	128	—	128	—
Total Assets	$113,429	$31,193	$82,236	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$7,754	$6,152	$1,602	$—
Available-for-sale securities	90,391	2,199	88,192	—
Foreign exchange contracts	31	—	31	—
Total Assets	$98,176	$8,351	$89,825	$—
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Cash Equivalents
Cash equivalents of $8.2 million and $6.2 million at December 31, 2013 and September 30, 2013, respectively, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $7.4 million and $1.6 million at December 31, 2013 and September 30, 2013, respectively, consisting of Bank Certificate of Deposits, U.S. Government Agency Securities and Municipal Securities, are classified within Level 2 of the hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $23.0 million and $2.2 million at December 31, 2013 and September 30, 2013, respectively, consisting primarily of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $74.7 million and $88.2 million at December 31, 2013 and September 30, 2013, respectively, consisting of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, U.S. Treasury Securities and Obligations of U.S. Government Agency Securities, and Mortgage-Backed Securities are classified within Level 2 of the fair value hierarchy because they are not actively traded and are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
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
17. Subsequent Event
On February 5, 2014, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on March 28, 2014 to common stockholders of record on March 7, 2014. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project” or similar statements or variations of such terms and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2013 Annual Report on Form 10-K and which are incorporated herein by reference. Precautionary statements made in our 2013 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Overview
We are a leading provider of automation, vacuum and instrumentation solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry, which represented approximately 54% and 53% of our consolidated revenue for fiscal years 2012 and 2013, respectively, and 55% of our consolidated revenue for the first three months of fiscal year 2014. The non-semiconductor markets we serve include life sciences, industrial capital equipment and other adjacent technology markets.
The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. Demand for our products has been impacted by these cyclical industry conditions. Revenue for fiscal year 2013 was impacted by weakness in demand for semiconductor capital equipment, particularly in the first half of our fiscal year.
We continue to make investments to maintain and grow both our semiconductor product and service offerings and our life science offerings. In October 2012, we acquired Crossing Automation, Inc. (“Crossing”), a U.S. based provider of automation solutions for semiconductor front-end markets for approximately $59.0 million. In August 2013, we acquired certain assets and liabilities from Matrical, Inc. (“Matrical”) for $9.3 million. The assets acquired from Matrical expanded our biobanking and sample management product offerings.

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

Three Months Ended December 31, 2013, Compared to Three Months Ended December 31, 2012
Revenue
We reported revenue of $124.6 million for the three months ended December 31, 2013, compared to $98.0 million in the same prior year period, an increase of 27%. This increase was due to increased demand for our products, primarily due to a strengthening in demand for semiconductor capital equipment which led to an increase of $26.0 million in revenue from our Brooks Product Solutions segment and a $2.5 million increase in revenue from our Brooks Global Services segment. The Brooks Product Solutions and Brooks Global Services segments both benefited from the impact of a full quarter of Crossing product and service revenue, as Crossing was acquired on October 29, 2012. Our Brooks Life Science Systems segment had lower sales of $1.9 million resulting from lower sales of products and software partially offset by $1.3 million of revenue from Matrical products and an increase in service revenue.
Our Brooks Product Solutions segment reported revenue of $88.7 million for the three months ended December 31, 2013, an increase of 41% from $62.7 million in the same prior year period. This increase was mostly attributable to higher volumes of shipments to semiconductor capital equipment customers, including the impact of a full quarter of Crossing product revenue, which increased by $26.0 million for the three months ended December 31, 2013 as compared to the same prior year period.
Our Brooks Global Services segment reported revenue of $23.7 million for the three months ended December 31, 2013, a 12% increase from $21.2 million in the same prior year period. Revenue for this segment increased $2.5 million for the three months ended December 31, 2013 as compared to the same prior year period primarily due to an increase in demand from semiconductor end-users as well as the impact of a full quarter of Crossing service revenue in the three months ended December 31, 2013 as compared to the same prior year period. Total service revenue for this segment was $20.2 million for the three months ended December 31, 2013. For the prior year period, service revenue was $17.7 million. Total spare parts revenue was $3.4 million for the three months ended December 31, 2013. For the prior year period, spare parts revenue was $3.5 million.
Our Brooks Life Science Systems segment reported revenue of $12.2 million for the three months ended December 31, 2013, including $1.3 million from the acquired Matrical products, resulting in a 14% decrease from $14.1 million in the same prior year period. The decline represents a reduction in automated sample management system and software sales, partially offset by an increase in sales of consumables and service.
Gross Margin
Our gross margin percentage increased to 35.8% for the three months ended December 31, 2013, compared to 29.7% for the same prior year period. The increase is partially attributable to the higher revenues described above which led to increased production and higher absorption of our fixed costs. In addition, gross margin benefited from a favorable mix of products in our Brooks Product Solutions segment and lower costs for labor, material and warranty. Gross margin in the first quarter of fiscal 2013 included $2.1 million of charges related to the acquisition of Crossing for the sale of inventories to which a step-up in value was applied in our purchase accounting.
Our gross margin percentage for our Brooks Product Solutions segment increased to 36.1% for the three months ended December 31, 2013 as compared to 28.3% in the same prior year period. The increase is attributable to higher revenues which led to increased production and higher absorption of our fixed costs. The segment also benefited from a more favorable mix of products and reduced costs resulting from our gross margin initiatives, including warranty and material cost reductions and inventory management programs. In addition, gross margin in the first quarter of fiscal 2013 included $1.1 million of charges related to the acquisition of Crossing for the sale of inventories to which a step-up in value was applied in our purchase accounting.
Our gross margin percentage for our Brooks Global Services segment increased to 33.9% for the three months ended December 31, 2013 as compared to 24.1% in the same prior year period. Gross margin in the first quarter of fiscal 2013 included $1.0 million of charges related to the acquisition of Crossing, related primarily to the sale of inventories to which a step-up in value was applied in our purchase accounting. This charge reduced gross margins in the first quarter of fiscal 2013 by 4.9 percentage points. In the first quarter of fiscal 2014, the increase in revenues and higher utilization of the field service organization also contributed to the increase in gross margin.
Our gross margin percentage for our Brooks Life Science Systems segment decreased to 37.4% for the three months ended December 31, 2013 as compared to 44.5% in the same prior year period. This decrease was attributable to $0.4 million of impairment charges related to the Celigo product line which reduced gross margin by 3.3 percentage points. Additionally, gross margin decreased by 2.1 percentage points as a result of inventories acquired from Matrical to which a step-up in value was applied in our purchase accounting. In addition, the gross margin in the prior year benefited from a favorable product mix which included a firmware upgrade project.
Research and Development
Research and development, or R&D, expenses for the three months ended December 31, 2013 were $13.2 million, an increase of $1.7 million, compared to $11.5 million in the same prior year period. We are developing enhancements to our current product offerings and investing in our strategy to grow longer-term revenue. R&D expenses for the three months ended December 31, 2013 also include $0.3 million of Matrical costs which were not included in the same prior year period.
Selling, General and Administrative
Selling, general and administrative, or SG&A expenses were $26.8 million for the three months ended December 31, 2013, an increase of $0.9 million compared to $25.9 million in the same prior year period. This increase is primarily due to $0.9 million of higher labor costs which consist primarily of an increase in incentive based compensation due to our improving financial performance and $0.3 million of increased stock-based compensation. Higher SG&A costs also include $0.4 million of SG&A expenses for Matrical, which were not included in the same prior year period. These increases in SG&A costs were partially offset by lower discretionary spending.
Restructuring and Other Charges
We recorded a restructuring charge of $0.7 million for the three months ended December 31, 2013. These costs consisted primarily of severance and other workforce-related costs and result from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain of our Polycold products to a third party contract manufacturer and other programs designed to improve our cost structure.
    Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.3 million, including severance and retention bonuses. This charge is being recorded ratably over the period from notification of the closing to the actual service end date, or September 2014. We expensed $0.8 million of the total charge as of December 31, 2013, and will continue to expense the balance ratably through fiscal year 2014.
Unpaid severance charges of $0.8 million as of December 31, 2013 are expected to be paid in the next twelve months, with the remaining $0.7 million to be paid in fiscal year 2015.
We recorded a restructuring charge of $4.7 million for the three months ended December 31, 2012. These restructuring charges consisted of $4.1 million of severance costs for workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition internal manufacturing of the Polycold product line to a third party contract manufacturer and other programs designed to improve our cost structure. Restructuring charges also included $0.6 million of facility related costs to consolidate two facilities in California. In addition, we incurred other charges of $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of our Swiss employees.
Interest Income
Interest income was $0.2 million and $0.3 million for the three month periods ended December 31, 2013 and 2012, respectively.
Other Income (Expense), Net
Other income (expense), net, was $0.3 million and ($0.1) million for the three month periods ended December 31, 2013 and 2012, respectively.
Income Tax Provision (Benefit)
We recorded an income tax provision of $1.7 million for the three months ended December 31, 2013. The tax provision substantially consists of U.S. and foreign income taxes arising from the Company's international sales mix, as well as interest related to unrecognized tax benefits.
We recorded an income tax benefit of $3.7 million for the three months ended December 31, 2012. The benefit substantially consisted of U.S. deferred tax benefits partially offset by foreign taxes, certain state income taxes and interest related to unrecognized tax benefits.

Equity in Earnings (Losses) of Joint Ventures
Income associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was $767,000 and $78,000 for the three months ended December 31, 2013 and 2012, respectively. This increase was the result of higher revenue due to a cyclical increase in demand for UCI products. The loss associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was ($18,000) and ($84,000) for the three months ended December 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
A considerable portion of our revenue is dependent on the demand for semiconductor capital equipment. Demand for this equipment has historically experienced periodic downturns. However, we believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for the next twelve months. The cyclical nature of our served markets and uncertainty with the current global economic environment makes it difficult for us to predict longer-term liquidity requirements with certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to successfully develop or enhance products, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business.
At December 31, 2013, we had cash, cash equivalents and marketable securities aggregating $175.7 million. This amount was composed of $78.0 million of cash and cash equivalents, $45.5 million of investments in short-term marketable securities and $52.2 million of investments in long-term marketable securities.
Cash and cash equivalents were $78.0 million at December 31, 2013, a decrease of $5.0 million from September 30, 2013. The decrease in cash was primarily due to $7.5 million of net purchases of marketable securities, $5.4 million we used to pay cash dividends to our shareholders and $1.0 million of capital expenditures. These uses of cash were partially offset by $8.5 million of cash flow from operations.
Cash provided by operating activities was $8.5 million for the three months ended December 31, 2013, and was composed of $3.5 million of net income and $9.6 million for non-cash related charges, which was partially offset by $4.6 million of working capital increases. Non-cash related charges consisted of items such as $5.7 million of depreciation and amortization, $2.8 million of stock-based compensation and a deferred tax provision of $1.2 million, partially offset by $0.7 million of undistributed losses of our joint ventures. The increase in working capital is primarily due to a $4.5 million decrease in accounts payable and a $3.3 million decrease in deferred revenue, which was partially offset by a $1.9 million decrease in accounts receivable and $1.2 million of an increase in accrued compensation and benefits.
Cash used in investing activities was $8.3 million for the three months ended December 31, 2013, and includes net purchases of marketable securities of $7.5 million and $1.0 million of capital expenditures.
Cash used in financing activities for the three months ended December 31, 2013 is composed of $5.4 million for the quarterly cash dividend we paid on December 27, 2013.
At December 31, 2013, we had approximately $5.8 million of letters of credit outstanding.
On June 25, 2013, we filed a registration statement on Form S-3 with the SEC to sell up to $200 million of securities, before any fees or expenses of the offering. Securities that may be sold include common stock, preferred stock, warrants, debt securities, depository shares, purchase contracts and purchase units. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. This registration statement will expire on July 1, 2016.
On February 5, 2014, our Board of Directors approved a cash dividend of $0.08 per share of the Company’s common stock. The total dividend of approximately $5.3 million will be paid on March 28, 2014 to shareholders of record at the close of business on March 7, 2014. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash and cash equivalents consist principally of money market securities, which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At December 31, 2013, the unrealized loss position on marketable securities was $14,000, which is included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.6 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 29% of our total sales for the three months ended December 31, 2013. In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $16.8 million at December 31, 2013, and relate to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to hedge our exposures. We incurred a foreign currency loss of $0.3 million for the three months ended December 31, 2013, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2013 would result in a $0.9 million change in our net income.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in the 2013 Annual Report on Form 10-K. There have been no material changes from the factors disclosed in our 2013 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2013. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 — 31, 2013	—	$—	—
November 1 — 30, 2013	99,925	9.54	99,925
December 1 — 31, 2013	—	—	—
Total	99,925	$9.54	99,925

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: February 6, 2014	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: February 6, 2014	/S/ David Pietrantoni
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

101
The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.