Form 10-Q
period 2014-03-31
BROOKS AUTOMATION INC
filed 2014-05-08
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 30, 2014: common stock, $0.01 par value and 66,806,263 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31, 2014	September 30, 2013
Assets
Current assets
Cash and cash equivalents	$85,281	$82,971
Restricted cash	—	177
Marketable securities	50,274	45,900
Accounts receivable, net	83,440	77,483
Inventories	93,750	94,411
Deferred tax assets	16,082	16,839
Assets held for sale	28,023	27,778
Prepaid expenses and other current assets	12,489	9,030
Total current assets	369,339	354,589
Property, plant and equipment, net	52,759	47,506
Long-term marketable securities	56,668	44,491
Long-term deferred tax assets	97,422	99,146
Goodwill	97,863	97,924
Intangible assets, net	55,124	60,088
Equity method investments	30,342	25,687
Other assets	7,704	7,332
Total assets	$767,221	$736,763
Liabilities and equity
Current liabilities
Accounts payable	$35,672	$35,392
Capital lease obligation	881	—
Deferred revenue	33,116	19,610
Accrued warranty and retrofit costs	6,319	7,260
Accrued compensation and benefits	16,992	14,225
Accrued restructuring costs	1,552	1,412
Accrued income taxes payable	1,246	1,077
Liabilities held for sale	107	132
Accrued expenses and other current liabilities	16,979	13,453
Total current liabilities	112,864	92,561
Long-term capital lease obligation	7,656	—
Long-term tax liabilities	7,673	7,036
Long-term pension liability	837	815
Other long-term liabilities	3,790	3,695
Total liabilities	132,820	104,107
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,268,132 shares issued and 66,806,263 shares outstanding at March 31, 2014, 80,039,104 shares issued and 66,577,235 shares outstanding at September 30, 2013	803	800
Additional paid-in capital	1,831,802	1,825,499
Accumulated other comprehensive income	21,873	22,604
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,019,945)	(1,015,991)
Total Brooks Automation, Inc. stockholders’ equity	633,577	631,956
Noncontrolling interest in subsidiaries	824	700
Total equity	634,401	632,656
Total liabilities and equity	$767,221	$736,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Revenue
Product	$102,534	$88,652	$195,664	$159,680
Services	23,366	20,830	47,308	41,308
Total revenue	125,900	109,482	242,972	200,988
Cost of revenue
Product	64,786	60,685	125,522	111,645
Services	16,816	15,714	32,261	29,979
Total cost of revenue	81,602	76,399	157,783	141,624
Gross profit	44,298	33,083	85,189	59,364
Operating expenses
Research and development	12,493	11,333	25,044	22,237
Selling, general and administrative	28,637	24,169	54,772	49,324
Restructuring and other charges	772	751	1,519	5,441
Total operating expenses	41,902	36,253	81,335	77,002
Operating income (loss)	2,396	(3,170)	3,854	(17,638)
Interest income	258	265	504	540
Interest expense	—	—	—	(1)
Other income (expense), net	56	77	315	(16)
Income (loss) before income taxes and equity in earnings (losses) of equity method investments	2,710	(2,828)	4,673	(17,115)
Income tax provision (benefit)	1,117	327	1,910	(3,559)
Income (loss) before equity in earnings (losses) of equity method investments	1,593	(3,155)	2,763	(13,556)
Equity in earnings (losses) of equity method investments	510	(10)	1,259	(16)
Income (loss) from continuing operations	2,103	(3,165)	4,022	(13,572)
Income from discontinued operations, net of tax	1,162	2,654	2,739	3,842
Net income (loss)	3,265	(511)	6,761	(9,730)
Net income attributable to noncontrolling interests	(76)	(27)	(124)	(44)
Net income (loss) attributable to Brooks Automation, Inc.	$3,189	$(538)	$6,637	$(9,774)
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$0.03	$(0.05)	$0.06	$(0.21)
Net income from discontinued operations, net of tax	0.02	0.04	0.04	0.06
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$0.05	$(0.01)	$0.10	$(0.15)
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$0.03	$(0.05)	$0.06	$(0.21)
Net income from discontinued operations, net of tax	0.02	0.04	0.04	0.06
Diluted net income (loss) per share attributable to Brooks Automation, Inc.	$0.05	$(0.01)	$0.10	$(0.15)
Dividend declared per share	$0.08	$0.08	$0.16	$0.16

Shares used in computing earnings (loss) per share:
Basic	66,646	65,889	66,499	65,726
Diluted	67,505	65,889	67,383	65,726

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net income (loss)	$3,265	$(511)	$6,761	$(9,730)
Comprehensive income (loss):
Change in cumulative translation adjustment	(547)	(6,908)	(841)	(6,378)
Change in unrealized gain (loss) on marketable securities	22	(23)	21	(152)
Change in unrealized gain (loss) on cash flow hedges	(37)	—	68	—
Actuarial gain	10	23	21	313
Pension settlement	—	—	—	87
Comprehensive income (loss)	2,713	(7,419)	6,030	(15,860)
Comprehensive income attributable to noncontrolling interests	(76)	(27)	(124)	(44)
Comprehensive income (loss) attributable to Brooks Automation, Inc.	$2,637	$(7,446)	$5,906	$(15,904)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$6,761	$(9,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,170	12,443
Impairment of assets	398	—
Stock-based compensation	6,516	5,010
Amortization of premium on marketable securities	610	661
Undistributed (earnings) losses of equity method investments	(1,259)	16
Deferred income tax provision (benefit)	2,269	(3,387)
Pension settlement	—	87
Loss (gain) on disposal of long-lived assets	39	(150)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(6,057)	9,489
Inventories	276	13,734
Prepaid expenses and other current assets	1,546	(4,305)
Accounts payable	248	(3,260)
Deferred revenue	13,408	3,711
Accrued warranty and retrofit costs	(951)	(1,154)
Accrued compensation and benefits	2,730	(2,702)
Accrued restructuring costs	141	195
Accrued expenses and other current liabilities	(2,194)	(3,914)
Net cash provided by operating activities	35,651	16,744
Cash flows from investing activities
Purchases of property, plant and equipment	(2,696)	(1,578)
Purchases of marketable securities	(63,561)	(39,269)
Sale/maturity of marketable securities	46,551	98,178
Other investment	(4,000)	—
Acquisition, net of cash acquired	—	(59,005)
Proceeds from the sale of property, plant and equipment	—	2,368
Payment of deferred leasing cost	—	(2,076)
Decrease in restricted cash	177	763
Net cash used in investing activities	(23,529)	(619)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	967	969
Common stock dividend paid	(10,800)	(10,672)
Net cash used in financing activities	(9,833)	(9,703)
Effects of exchange rate changes on cash and cash equivalents	21	(940)
Net increase in cash and cash equivalents	2,310	5,482
Cash and cash equivalents, beginning of period	82,971	54,639
Cash and cash equivalents, end of period	$85,281	$60,121

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of buildings and land through capital lease	$8,537	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position results of operations for the periods presented have been reflected. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
In the second quarter of 2014, the Company determined that its Granville-Phillips Gas Analysis & Vacuum Measurement ("Granville-Phillips") business met the criteria to be reported as a discontinued operation. As a result, the Company’s historical financial statements have been revised to present the operating results of Granville-Phillips as a discontinued operation. The results of operations from the Granville-Phillips business are presented as “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. Assets and liabilities identifiable within the Granville-Phillips business are reported as "Assets held for sale" and "Liabilities held for sale," respectively, in the Consolidated Balance Sheets. The discussion in the notes to these consolidated statements, unless otherwise noted, relate solely to the Company's continuing operations (See Note 3).
Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2013 (the "2013 Annual Report on Form 10-K").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, intangible assets, goodwill, deferred income taxes, warranty obligations, revenue recognized using the percentage of completion method and stock-based compensation expense on performance-based awards. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections, that management believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
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
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. Under the amended guidance, a strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the new guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The amended guidance is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted for disposals, or classifications as held for sale, that have not been previously reported in financial statements. The Company has not applied this amended guidance to the Granville-Phillips discontinued operation.

2. Stock-Based Compensation
The Company may issue stock options and restricted stock which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense, excluding amounts related to discontinued operations, recorded during the three and six months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Restricted stock	$3,683	$2,341	$6,293	$4,672
Employee stock purchase plan	112	117	225	244
	$3,795	$2,458	$6,518	$4,916
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
During the six months ended March 31, 2014, the Company granted 1,409,557 shares of restricted stock to members of senior management of which 601,432 shares vest over the service period. The vesting of the remaining 808,125 shares will vary based on the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014, and a continuing required service period. Total compensation expense on both of these awards is a maximum of $19.2 million, net of cancellations. Changes to the projected attainment against performance targets during fiscal 2014 may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised. Of the 1,409,557 shares of restricted stock that the Company granted, 8,500 shares were granted to Granville-Phillips employees.
During the six months ended March 31, 2013, the Company granted 1,224,000 shares of restricted stock to members of senior management of which 546,625 shares vest over a required service period. The vesting of the remaining 677,375 shares depended upon the achievement of certain financial performance goals which were measured at the end of fiscal year 2013, and a continuing required service period. Based on the Company’s results for fiscal 2013 relative to the financial performance goals established in the grant, 460,615 of the 677,375 shares were earned. These awards will vest over the remaining service period. Total compensation expense on the awards granted during the six months ended March 31, 2013 is a maximum of $7.3 million, net of cancellations. However, the final compensation expense related to these awards is dependent on the award holders completing the remaining service period. Of the 1,224,000 shares of restricted stock that the Company granted, 29,380 shares were granted to Granville-Phillips employees.
Stock Option Activity
The following table summarizes stock option activity for the six months ended March 31, 2014:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2013	15,540		$15.86
Outstanding at March 31, 2014	15,540	0.3 years	$15.86	$—
Vested at March 31, 2014	15,540	0.3 years	$15.86	$—
Options exercisable at March 31, 2014	15,540	0.3 years	$15.86	$—
Based on the Company’s closing stock price of $10.93 as of March 31, 2014, there was no intrinsic value to the option holders.
No stock options were granted during the three or six months ended March 31, 2014 or 2013. There were no stock option exercises in the three or six months ended March 31, 2014. The total intrinsic value of options exercised during the three and six months ended March 31, 2013 was $19,000. The total cash received from participants as a result of stock option exercises during the three and six months ended March 31, 2013 was $67,000.
As of March 31, 2014, there was no future compensation cost related to stock options as all outstanding stock options have vested.

Restricted Stock Activity
The following table summarizes restricted stock activity for the six months ended March 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2013	2,915,413	$11.25
Awards granted	1,409,557	9.46
Awards vested	(522,023)	9.37
Awards canceled	(767,962)	10.63
Outstanding at March 31, 2014	3,034,985	$10.90
The fair value of restricted stock awards vested during the three months ended March 31, 2014 and 2013 was $1.8 million and $3.1 million, respectively. The fair value of restricted stock awards vested during the six months ended March 31, 2014 and 2013 was $4.9 million and $6.0 million, respectively.
As of March 31, 2014, the unrecognized compensation cost related to restricted stock that is expected to vest is $15.7 million and will be recognized over an estimated weighted average service period of 1.8 years.
Employee Stock Purchase Plan
A total of 115,132 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2014 for aggregate proceeds of $1.0 million. A total of 115,751 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2013 for aggregate proceeds of $1.0 million.
3. Discontinued Operations
The Granville-Phillips business unit develops, manufactures, sells and services vacuum measurement and gas analysis instrumentation to semiconductor and non-semiconductor customers. On March 18, 2014, the Company announced an agreement to sell this business to MKS Instruments, Inc. for $87.0 million in cash. The sale is subject to regulatory approval and customary closing conditions. The Company expects to complete the sale in the quarter ending June 30, 2014. The Company determined that its Granville-Phillips business met the criteria to be reported as a discontinued operation. As a result, the Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. Summarized results of the discontinued operation are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	$7,453	$7,137	$14,968	$13,656

Income from discontinued operations	$1,825	$2,198	$4,309	$3,602
Income tax provision (benefit)	663	(456)	1,570	(240)
Income from discontinued operations, net of tax	$1,162	$2,654	$2,739	$3,842

Assets and liabilities identifiable within the Granville-Phillips business are reported as "Assets held for sale" and "Liabilities held for sale," respectively, in the Consolidated Balance Sheets. The major classes of assets and liabilities of the discontinued operation as are follows (in thousands):

	March 31, 2014	September 30, 2013
Inventory	$3,602	$3,308
Property, plant and equipment	315	364
Goodwill	24,106	24,106
Assets held for sale	$28,023	$27,778

Deferred revenue	$21	$43
Accrued warranty and retrofit costs	86	89
Liabilities held for sale	$107	$132

Assets and liabilities held for sale are classified as current in the Consolidated Balance Sheets because the Company expects to complete the sale of the Granville-Phillips business in the third quarter of fiscal 2014.
4. Acquisitions
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
The Company recorded the assets and liabilities associated with the purchase of the Acquired assets at their fair values as of the acquisition date. The amounts recorded were as follows (in thousands):

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
The Company completed the final allocation of the purchase price related to the Acquired assets in the first quarter of fiscal year 2014. Prior to finalizing the purchase price allocation in the first quarter of fiscal 2014, the Company made an adjustment to reduce the fair value of deferred revenue acquired in the acquisition and goodwill by $61,000.
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

The Company recorded the assets and liabilities associated with Crossing at their fair values as of the acquisition date. The amounts recorded were as follows (in thousands):

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
5. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. The Company did not identify any indicators of goodwill impairment during the six month period ended March 31, 2014 that would warrant an interim test.
The components of the Company’s goodwill, excluding amounts related to the discontinued operations, by business segment at March 31, 2014 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2013	$482,637	$156,792	$47,439	$26,014	$712,882
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2013	44,931	5,554	47,439	—	97,924
Adjustments during the six months ended March 31, 2014	—	—	(61)	—	(61)
Goodwill, less accumulated impairments at March 31, 2014	$44,931	$5,554	$47,378	$—	$97,863

Components of the Company’s identifiable intangible assets, excluding amounts related to the discontinued operations, are as follows (in thousands):

	March 31, 2014			September 30, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,248	$560	$7,808	$7,196	$612
Completed technology	53,557	39,211	14,346	57,050	40,354	16,696
Trademarks and trade names	3,496	3,496	—	3,564	3,554	10
Customer relationships	67,134	26,916	40,218	66,687	23,917	42,770
	$131,995	$76,871	$55,124	$135,109	$75,021	$60,088
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
The Company revised its estimate of the fair value of these assets at December 31, 2013 and determined that an additional impairment loss of $0.4 million, representing the remaining carrying value of the long-lived assets, was required. The impairment charge was recorded as a component of cost of revenue in the Consolidated Statements of Operations during the first quarter of fiscal 2014. The Company completed the sale of the Celigo product line in the second quarter of fiscal 2014. The sale of the Celigo product line did not have a material impact on the Company's financial position or result of operations.
6. Income Taxes
The Company recorded an income tax provision of $1.1 million and $1.9 million for the three and six months ended March 31, 2014, respectively. This tax provision substantially consists of U.S. and foreign income taxes, as well as interest related to unrecognized tax benefits.
The Company recorded an income tax provision (benefit) of $0.3 million and $(3.6) million for the three and six months ended March 31, 2013, respectively. The tax provision for both periods includes $0.9 million of tax benefits recognized during the quarter ended March 31, 2013 resulting from the reinstatement of the U.S. federal research and development tax credit. The tax benefit for the six months ended March 31, 2013 is primarily driven by tax benefits generated on U.S. losses partially offset by a tax provision on income in foreign jurisdictions.
The tax provision for the three months ended March 31, 2013 was calculated based on a quarterly loss. This unusual relationship between tax expense and pre-tax income was driven by a change in the estimated annual effective tax rate during the quarter which reduced the estimate of year-to-date tax benefits on the losses incurred during the first six months of the year.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of March 31, 2014, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
The Company is subject to U.S. federal income tax and various state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company's U.S. and foreign jurisdictions, the years that may be examined vary, with the earliest tax year being 2006. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, the related unrecognized tax benefits could change from those recorded in the Company's Consolidated Balance Sheets. It is reasonably possible that the unrecognized tax benefit will be reduced by an amount in the range between $1.7 million and $2.8 million during the next twelve months as the result of the expiration of statutes of limitations and the settlement of foreign income tax audits.

7. Earnings per Share
Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding used in computing basic earnings per share	66,646	65,889	66,499	65,726
Dilutive common stock options and restricted stock awards	859	—	884	—
Weighted average common shares outstanding for purposes of computing diluted earnings per share	67,505	65,889	67,383	65,726
Options to purchase approximately 16,000 and 34,000 shares of common stock and 0 and 3,179,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2014 and 2013, respectively, as their effect would be anti-dilutive. In addition, options to purchase approximately 16,000 and 65,000 shares of common stock and 0 and 3,008,000 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the six months ended March 31, 2014 and 2013, respectively, as their effect would be anti-dilutive. All outstanding stock options and unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2013 as a result of the net loss for those periods.
8. Segment Information
The Company reports financial results in three segments: Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. A description of segments is included in the 2013 Annual Report on Form 10-K.
The Company evaluates performance and allocates resources based on revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses, amortization of acquired intangible assets (excluding completed technology) and restructuring and other charges are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon multiple cost drivers associated with the respective administrative function, including segment revenue, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, restricted cash, marketable securities, deferred tax assets, assets held for sale and investments in equity method investments.

Financial information for the Company’s business segments, excluding amounts related to the discontinued operations, is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended March 31, 2014
Revenue
Product	$89,897	$4,213	$8,424	$102,534
Services	—	19,178	4,188	23,366
	$89,897	$23,391	$12,612	$125,900
Gross profit	$31,960	$7,676	$4,662	$44,298
Segment operating income (loss)	$6,127	$2,248	$(3,565)	$4,810

Three months ended March 31, 2013
Revenue
Product	$78,563	$3,731	$6,358	$88,652
Services	—	18,073	2,757	20,830
	$78,563	$21,804	$9,115	$109,482
Gross profit	$24,313	$6,359	$2,411	$33,083
Segment operating income (loss)	$1,464	$1,799	$(3,875)	$(612)

Six months ended March 31, 2014
Revenue
Product	$171,453	$7,652	$16,559	$195,664
Services	—	39,058	8,250	47,308
	$171,453	$46,710	$24,809	$242,972
Gross profit	$60,461	$15,501	$9,227	$85,189
Segment operating income (loss)	$10,455	$5,091	$(7,040)	$8,506

Six months ended March 31 2013
Revenue
Product	$134,990	$7,236	$17,454	$159,680
Services	—	35,509	5,799	41,308
	$134,990	$42,745	$23,253	$200,988
Gross profit	$39,293	$11,366	$8,705	$59,364
Segment operating income (loss)	$(6,447)	$2,287	$(3,897)	$(8,057)

Assets
March 31, 2014	$231,324	$61,856	$107,933	$401,113
September 30, 2013	$226,759	$59,762	$105,221	$391,742

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Segment operating income (loss)	$4,810	$(612)	$8,506	$(8,057)
Amortization of acquired intangible assets	1,460	1,413	2,916	2,856
Restructuring and other charges	772	751	1,519	5,441
Other unallocated corporate expenses	182	394	217	1,284
Total operating income (loss)	$2,396	$(3,170)	$3,854	$(17,638)

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2014 and September 30, 2013 is as follows (in thousands):

	March 31, 2014	September 30, 2013
Segment assets	$401,113	$391,742
Cash, cash equivalents, restricted cash and marketable securities	192,223	173,539
Deferred tax assets	113,504	115,985
Assets held for sale	28,023	27,778
Equity method investments	30,342	25,687
Other unallocated corporate net assets	2,016	2,032
Total assets	$767,221	$736,763
9. Significant Customers
The Company had one customer that accounted for more than 10% of its revenue, at 10% and 13%, in each of the three months ended March 31, 2014 and 2013, respectively. The Company had one customer that accounted for more than 10% of revenue, at 12% and 11%, in each of the six months ended March 31, 2014 and 2013, respectively. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at March 31, 2014 or September 30, 2013.
10. Restructuring and Other Charges
Restructuring charges in the three and six months ended March 31, 2014 consisted primarily of severance and other workforce-related costs and result from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain of the Company’s Polycold products to a third party contract manufacturer and other programs designed to improve the Company’s cost structure.
Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.1 million, including severance and retention fees. This charge is being recorded ratably over the period from notification of the closing to the actual service end date, or September 2014. The Company has expensed $0.8 million of the total charge as of March 31, 2014, and will expense the balance ratably through fiscal year 2014.
Restructuring charges in the three and six months ended March 31, 2013 consisted of severance costs for workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition the Polycold product line to a third party contract manufacturer and other programs designed to improve the Company’s cost structure. Restructuring charges also included costs to consolidate two of the Company's facilities in California. In addition, the Company incurred other charges of $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of the Company’s Swiss employees.

The activity for the three and six months ended March 31, 2014 and 2013 related to the Company's restructuring-related accruals, excluding amounts related to the discontinued operations, is summarized below (in thousands):

	Activity — Three Months Ended March 31, 2014
	Balance at December 31, 2013	Expense	Utilization	Balance at March 31, 2014
Facilities and other	$57	$7	$(64)	$—
Workforce-related	1,405	765	(618)	1,552
	$1,462	$772	$(682)	$1,552

	Activity - Three Months Ended March 31, 2013
	Balance at December 31, 2012	Expense	Utilization	Balance at March 31, 2013
Facilities and other	$265	$112	$(144)	$233
Workforce-related	4,438	639	(2,746)	2,331
	$4,703	$751	$(2,890)	$2,564

	Activity — Six Months Ended March 31, 2014
	Balance at September 30, 2013	Expense	Utilization	Balance at March 31, 2014
Facilities and other	$155	$13	$(168)	$—
Workforce-related	1,257	1,506	(1,211)	1,552
	$1,412	$1,519	$(1,379)	$1,552

	Activity — Six Months Ended March 31, 2013
	Balance at September 30, 2012	Expense	Utilization	Balance at March 31, 2013
Facilities and other	$—	$690	$(457)	$233
Workforce-related	2,021	4,664	(4,354)	2,331
	$2,021	$5,354	$(4,811)	$2,564
The Company anticipates that the accrued restructuring costs at March 31, 2014 will be paid in the next twelve months.
11. Employee Benefit Plans
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

The components of the Company’s net pension cost for the three and six months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Service cost	$102	$144	$202	$322
Interest cost	39	35	78	80
Amortization of losses	—	1	1	3
Expected return on assets	(55)	(58)	(108)	(135)
Net periodic pension cost	86	122	173	270
Settlement loss	—	—	—	87
Total pension cost	$86	$122	$173	$357
12. Capital Lease Obligation

In March 2014, the Company exercised an option to renew the lease of a building and the related land on the Chelmsford, Massachusetts campus. The Company has leased this building since 2002. By exercising this option, the Company has also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments which was then allocated to the building and the land based on their relative fair values. The cost of the building and the land under the capital lease are included in the Consolidated Balance Sheets as property, plant and equipment at $6.4 million and $2.1 million, respectively. Depreciation expense related to the building is computed using the straight-line method over the estimated useful life of the asset.
The obligation related to the capital lease is recorded as short-term or long-term obligation in the Consolidated Balance Sheets depending on when payments are due. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments, as of March 31, 2014, are as follows (in thousands):

Year ended September 30,
2014	$441
2015	881
2016	881
2017	881
2018	6,901
Total minimum lease payments	9,985
Less amounts representing interest	1,448
Total capital lease obligation	8,537
Less current portion of capital lease obligation	881
Long-term capital lease obligation	$7,656
13. Other Balance Sheet Information
The following is a summary of accounts receivable at March 31, 2014 and September 30, 2013 (in thousands):

	March 31, 2014	September 30, 2013
Accounts receivable	$84,770	$78,460
Less allowance for doubtful accounts	(1,184)	(863)
Less allowance for sales returns	(146)	(114)
	$83,440	$77,483

The following is a summary of inventories at March 31, 2014 and September 30, 2013, excluding amounts related to the discontinued operations (in thousands):

	March 31, 2014	September 30, 2013
Inventories
Raw materials and purchased parts	$59,844	$57,678
Work-in-process	17,083	19,991
Finished goods	16,823	16,742
	$93,750	$94,411
Reserves for excess and obsolete inventory were $24.1 million, excluding amounts related to the discontinued operations, at March 31, 2014 and September 30, 2013.
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
Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2014 and 2013, excluding amounts related to the discontinued operations, is as follows (in thousands):

Activity - Three Months Ended March 31, 2014
Balance at December 31, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2014
$6,762	$—	$2,275	$(2,718)	$6,319

Activity - Three Months Ended March 31, 2013
Balance at December 31, 2012	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2013
$7,637	$—	$2,985	$(2,987)	$7,635

Activity - Six Months Ended March 31, 2014
Balance at September 30, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2014
$7,260	$—	$4,150	$(5,091)	$6,319

Activity - Six Months Ended March 31, 2013
Balance at September 30, 2012	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2013
$7,246	$962	$5,317	$(5,890)	$7,635

14. Equity Method Investments
The Company accounts for its equity method investments using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings (losses) of the investee with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
In March 2014, the Company acquired a 22% equity interest in BioCision, LLC (“BioCision”), a privately-held company based in Larkspur, California, for $4.0 million. BioCision develops, manufactures and markets cell cryopreservation products used to improve biomaterial sample handling and standardization.
ULVAC Cryogenics, Inc.
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended March 31, 2014 and 2013, the Company recorded income (expense) associated with UCI of $0.5 million and $(16,000), respectively. For the six months ended March 31, 2014 and 2013, the Company recorded income associated with UCI of $1.2 million and $62,000, respectively. At March 31, 2014, the carrying value of UCI in the Company’s Consolidated Balance Sheet was $23.4 million. For each of the three months ended March 31, 2014 and 2013, management fee payments received by the Company from UCI were $0.1 million. For the six months ended March 31, 2014 and 2013, management fee payments received by the Company from UCI were $0.3 million and $0.2 million, respectively. For the three months ended March 31, 2014 and 2013, the Company incurred charges from UCI for products or services of $37,000 and $0.1 million, respectively. For the six months ended March 31, 2014 and 2013, the Company incurred charges from UCI for products or services of $0.1 million and $0.4 million, respectively. At March 31, 2014 and September 30, 2013, the Company owed UCI $27,000 and $26,000, respectively, in connection with accounts payable for unpaid products and services.
Yaskawa Brooks Automation, Inc.
The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended March 31, 2014 and 2013, the Company recorded income associated with YBA of $35,000 and $6,000, respectively. For the six months ended March 31, 2014 and 2013, the Company recorded income (expense) associated with YBA of $17,000 and $(78,000), respectively. At March 31, 2014, the carrying value of YBA in the Company’s Consolidated Balance Sheet was $2.9 million. For the three months ended March 31, 2014 and 2013, revenue earned by the Company from YBA was $2.1 million and $1.3 million, respectively. For the six months ended March 31, 2014 and 2013, revenue earned by the Company from YBA was $2.8 million and $2.9 million, respectively. For each of the three months ended March 31, 2014 and 2013, the Company incurred charges from YBA for products or services of $0.2 million. For each of the six months ended March 31, 2014 and 2013, the Company incurred charges from YBA for products or services of $0.3 million.
The amount due from YBA included in accounts receivable at March 31, 2014 and September 30, 2013 was $2.1 million and $2.3 million, respectively. At March 31, 2014 and September 30, 2013 the Company owed YBA $0 and $47,000 in connection with accounts payable for unpaid products and services.
15. Derivative Instruments
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
In June 2013, the Company entered into foreign exchange contracts to reduce its exposure to changes in foreign exchange rates associated with an order for multiple automated sample management systems. The Company concluded that these foreign currency contracts meet the criteria to qualify as a cash flow hedge. Accordingly, the Company is reflecting changes in the fair value of the effective portion of these foreign currency contracts in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified to revenue in the Consolidated

Statements of Operations when the forecasted transaction occurs.
The Company had the following notional amounts outstanding under foreign currency contracts that qualify for cash flow hedge accounting at March 31, 2014 (in thousands):

Buy Currency	Notional Amount of Buy Currency in U.S. Dollars	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,037	Japanese Yen	April 2014	$1,946	$91	$—
The Company expects to classify the accumulated gain on these contracts into revenue in the third quarter of fiscal 2014. The Company did not recognize any amounts related to ineffectiveness in the results of operations for the six months ended March 31, 2014.
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
Net gains and losses recorded as a component of Other Income (Expense), net in the Consolidated Statements of Operations related to these contracts for the three and six month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Realized gains (losses) on derivative instruments not designated as hedging instruments	$(0.2)	$0.1	$(0.1)	$0.1
The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at March 31, 2014 and September 30, 2013 (in thousands):
March 31, 2014:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,976	Japanese Yen	April to June 2014	$2,973	$3	$—
British Pound	2,470	Euro	April 2014	2,488	—	(18)
U.S. Dollar	698	Taiwan Dollar	April 2014	697	1	—
Korean Won	605	U.S. Dollar	April 2014	602	3	—
U.S. Dollar	428	Israeli Shekel	April 2014	431	—	(3)
	$7,177			$7,191	$7	$(21)

September 30, 2013:

Buy Currency	Notional Amount of Buy Currency in U.S. Dollars	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,770	Japanese Yen	October 2013 to December 2013	$2,762	$8	$—
Korean Won	686	U.S. Dollar	October 2013	688	—	2
U.S. Dollar	301	Israeli Shekel	October 2013	304	—	3
U.S. Dollar	231	Singapore Dollar	October 2013	231	—	—
	$3,988			$3,985	$8	$5
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

The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of March 31, 2014 and September 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
U.S. Treasury securities and obligations of U.S. government agencies	$15,876	$3	$(35)	$15,844
Corporate securities	53,419	36	(30)	53,425
Mortgage-backed securities	1,035	31	—	1,066
Other debt securities	899	—	—	899
Municipal securities	23,882	11	(9)	23,884
Bank certificate of deposits	11,823	1	—	11,824
	$106,934	$82	$(74)	$106,942
September 30, 2013:
U.S. Treasury securities and obligations of U.S. government agencies	$19,528	$6	$(13)	$19,521
Corporate securities	35,045	11	(47)	35,009
Mortgage-backed securities	1,093	25	(1)	1,117
Other debt securities	88	—	—	88
Municipal securities	25,199	15	(7)	25,207
Bank certificate of deposits	9,451	—	(2)	9,449
	$90,404	$57	$(70)	$90,391
The fair value of the marketable securities at March 31, 2014 by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Fair Value
Due in one year or less	$50,274
Due after one year through five years	53,291
Due after ten years	3,377
$106,942
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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$6,532	$16	$6,516	$—
Available-for-sale securities	106,942	—	106,942	—
Foreign exchange contracts	98	—	98	—
Total Assets	$113,572	$16	$113,556	$—
Liabilities
Foreign exchange contracts	$21	$—	$21	$—

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$7,754	$6,152	$1,602	$—
Available-for-sale securities	90,391	2,199	88,192	—
Foreign exchange contracts	31	—	31	—
Total Assets	$98,176	$8,351	$89,825	$—
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Cash Equivalents
Cash equivalents of $16,000 and $6.2 million at March 31, 2014 and September 30, 2013, respectively, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $6.5 million and $1.6 million at March 31, 2014 and September 30, 2013, respectively, consisting of Bank Certificate of Deposits, U.S. Government Agency Securities and Municipal Securities, are classified within Level 2 of the hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $2.2 million at September 30, 2013, consisting primarily of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $106.9 million and $88.2 million at March 31, 2014 and September 30, 2013, respectively, consisting of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, U.S. Treasury Securities and Obligations of U.S. Government Agency Securities, and Mortgage-Backed Securities are classified within Level 2 of the fair value hierarchy because they are not actively traded and are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Foreign Exchange Contracts
Foreign exchange contract assets and liabilities are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract. However, the inputs used to calculate the value of the contract were obtained from an active market.
18. Commitments and Contingencies
Letters of Credit
At March 31, 2014, the Company had approximately $20.5 million of letters of credit outstanding that it issued.

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
19. Subsequent Event
On April 30, 2014, the Company acquired all of the outstanding stock of DMS Dynamic Micro Systems Semiconductor Equipment GmbH (“DMS”), a German based provider of logistic solutions for semiconductor fabrication plants. The Company agreed to a purchase price of $31.0 million, subject to a working capital adjustment expected to be concluded within 90 days of closing. The aggregate merger consideration includes approximately $16.0 million related to the repayment of DMS’s debt obligations. The acquisition of DMS provides the Company with the opportunity to enhance its existing capabilities with respect to automation solutions in the semiconductor front-end market.
On May 7, 2014, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on June 27, 2014 to common stockholders of record on June 6, 2014. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.
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
Overview
We are a leading provider of automation and vacuum solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry. Our Brooks Product Solutions shipments to these customers represented approximately 56% of our consolidated revenue for the first half of fiscal year 2014. The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. The non-semiconductor markets we serve include life sciences, industrial capital equipment and other adjacent technology markets.
We continue to make investments to maintain and grow both our semiconductor product and service offerings and our life science offerings. In October 2012, we acquired Crossing Automation, Inc. (“Crossing”), a U.S. based provider of automation solutions for semiconductor front-end markets for approximately $59.0 million and in April 2014 we acquired DMS Dynamic Micro Systems Semiconductor Equipment GmbH, a German based provider of logistic solutions for semiconductor fabrication plants for approximately $31.0 million, plus a working capital adjustment expected to be paid within 90 days of closing. In August 2013, we acquired certain assets and liabilities from Matrical, Inc. (“Matrical”) for $9.3 million. The assets acquired from Matrical expanded our biobanking and sample management product offerings.
On March 18, 2014, we announced an agreement to sell the Granville-Phillips Gas Analysis & Vacuum Measurement ("Granville-Phillips") business unit to MKS Instruments, Inc. for $87.0 million in cash. The sale is subject to regulatory approval and customary closing conditions but we expect to complete the sale in our third fiscal quarter. We currently expect to record a pre-tax gain ranging between $56.0 and $58.0 million and an after-tax gain ranging between $26.0 and $28.0 million, subject to finalization of the working capital adjustment. The tax charge of approximately $30.0 million on the gain is substantially non-cash as it will be offset by our net operating losses in the U.S. The Granville-Phillips business develops, manufactures, sells and services vacuum measurement and gas analysis instruments to semiconductor and non-semiconductor customers. We determined that the Granville-Phillips business met the criteria to be reported as a discontinued operation. As a result, our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
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

Three and Six Months Ended March 31, 2014, Compared to Three and Six Months Ended March 31, 2013
Revenue
We reported revenue of $125.9 million for the three months ended March 31, 2014, compared to $109.5 million in the same prior year period, an increase of 15%. Our Brooks Product Solutions segment increased $11.3 million, mostly due to increased demand from the semiconductor capital equipment market and the industrial markets we serve. Our Brooks Life Science Systems segment increased $3.5 million, mostly due to sales of automated sample management stores and services. The acquisition of the Matrical products contributed $2.1 million to our revenue for the three months ended March 31, 2014. Our Brooks Global Services segment increased $1.6 million.
We reported revenue of $243.0 million for the six months ended March 31, 2014, compared to $201.0 million in the same prior year period, an increase of 21%. Our Brooks Product Solutions segment increased $36.5 million predominantly from higher sales to the semiconductor capital equipment market. Our Brooks Global Services segment increased $4.0 million. Our Brooks Life Science Systems segment had higher sales of $1.5 million. The acquisition of the Matrical products added $3.4 million to our revenue for the six months ended March 31, 2014.
Revenue from the Granville-Phillips business has been excluded from the revenue from continuing operations described above. These amounts, the majority of which would be reported in the Brooks Product Solutions segment and the remainder in the Brooks Global Services segment, have been excluded from the revenue amounts reported above because we determined that the Granville-Phillips business met the criteria to be reported as a discontinued operation. Revenue from the Granville-Phillips business was $7.5 million and $7.1 million for the three months ended March 31, 2014 and 2013, respectively, and $15.0 million and $13.7 million for the six months ended March 31, 2014 and 2013, respectively.
Our Brooks Product Solutions segment reported revenue of $89.9 million for the three months ended March 31, 2014, an increase of 14% from $78.6 million in the same prior year period. This segment reported revenue of $171.5 million for the six months ended March 31, 2014, an increase of 27% from $135.0 million in the same prior year period. This represents an increase in revenue of $11.3 million and $36.5 million for the three and six months ended March 31, 2014, respectively, as compared to the same prior year periods. The increase was mostly driven by demand from the semiconductor capital equipment market, and the segment also benefited from stronger demand from our industrial market customers.
Our Brooks Global Services segment reported revenue of $23.4 million for the three months ended March 31, 2014, a 7% increase from $21.8 million in the same prior year period primarily due to an increase in demand from semiconductor end-users. This segment reported revenue of $46.7 million for the six months ended March 31, 2014, an increase of 9% from $42.7 million in the same prior year period. The increase was mostly driven by demand from the semiconductor capital equipment market.

Our Brooks Life Science Systems segment reported revenue of $12.6 million for the three months ended March 31, 2014, including $2.1 million from the Matrical products, resulting in a 38% increase from $9.1 million in the same prior year period. The increase was driven by sales of automated sample management stores and services, including $1.5 million from the acquisition of the Matrical products. This segment reported revenue of $24.8 million for the six months ended March 31, 2014, including $3.4 million from Matrical products, an increase of 6% from $23.3 million in the same prior year period. The increase was driven by sales of Matrical products, partially offset by lower sales of sample management systems and software.
Gross Margin
Our gross margin percentage increased to 35.2% for the three months ended March 31, 2014, compared to 30.2% for the same prior year period. Our gross margin percentage increased to 35.1% for the six months ended March 31, 2014 compared to 29.5% for the same prior year period. These increases are attributable lower costs for material and warranty. In addition, gross margin benefited from higher revenue which led to increased production and higher absorption of our fixed costs. Gross margin in the three and six months ended March 31, 2013 included $0.8 million and $2.9 million, respectively, of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting.
Gross profit from the Granville-Phillips business has been excluded from the gross profit from continuing operations described above. These margins, the majority of which would be reported in the Brooks Product Solutions segment and the remainder in the Brooks Global Services segment, have been excluded from the gross margin reported above because we determined that the Granville-Phillips business met the criteria to be reported as a discontinued operation. Gross margin from the Granville-Phillips business was 47.0% and 49.4% for the three months ended March 31, 2014 and 2013, respectively, and 48.5% and 46.9% for the six months ended March 31, 2014 and 2013, respectively.
Our gross margin percentage for our Brooks Product Solutions segment increased to 35.6% for the three months ended March 31, 2014 as compared to 30.9% in the same prior year period. Gross margin percentage for our Brooks Product Solutions segment increased to 35.3% for the six months ended March 31, 2014 as compared to 29.1% in the same prior year period. These increases are attributable to our gross margin initiatives, which resulted in a reduction in material and warranty costs. The segment also benefited from higher revenue which led to increased production and higher absorption of our fixed costs. In addition, gross margin in the three and six months ended March 31, 2013 included $0.3 million and $1.4 million, respectively, of charges related to the acquisition of Crossing for the sale of inventories to which a step-up in value was applied in our purchase accounting.
Our gross margin percentage for our Brooks Global Services segment increased to 32.8% for the three months ended March 31, 2014 as compared to 29.2% in the same prior year period. Gross margin percentage for our Brooks Global Services segment increased to 33.2% for the six months ended March 31, 2014 as compared to 26.6% in the same prior year period. Gross margin in the three and six months ended March 31, 2013 included $0.3 million and $1.3 million, respectively, of charges related to the acquisition of Crossing, related primarily to the sale of inventories to which a step-up in value was applied in our purchase accounting. In addition, the increase in revenue and higher utilization of the field service organization also contributed to the increase in gross margin.
Our gross margin percentage for our Brooks Life Science Systems segment increased to 37.0% for the three months ended March 31, 2014 as compared to 26.5% in the same prior year period. This increase is attributable to higher revenue which led to increased production and higher absorption of our fixed costs. Gross margin percentage for our Brooks Life Science Systems segment decreased to 37.2% for the six months ended March 31, 2014 as compared to 37.4% in the same prior year period. This decrease was due to a more favorable product mix for the six months ended March 31, 2013, which included a firmware upgrade project. In addition, in the current year, we recognized $0.4 million of impairment charges related to the Celigo product line that we divested in our second fiscal quarter. Also, we recorded $0.4 million and $0.2 million of inventory step-up adjustments for the six months ended March 31, 2014 and 2013, respectively, related to our life science acquisitions.
Research and Development
Research and development, or R&D, expenses for the three months ended March 31, 2014 were $12.5 million, an increase of $1.2 million, compared to $11.3 million in the same prior year period. R&D expenses for the six months ended March 31, 2014 were $25.0 million, an increase of $2.8 million, compared to $22.2 million in the same prior year period. We are developing enhancements to our current product offerings and investing in our strategy to grow longer-term revenue. R&D expenses for the three and six months ended March 31, 2014 also include $0.4 million and $0.7 million, respectively, of Matrical costs which were not included in the same prior year period.
Selling, General and Administrative
Selling, general and administrative, or SG&A expenses were $28.6 million for the three months ended March 31, 2014, an increase of $4.4 million compared to $24.2 million in the same prior year period. This increase is primarily due to

$1.6 million of higher labor costs which consist primarily of an increase in incentive based compensation due to our improved execution against financial performance objectives and $0.9 million of increased stock-based compensation. Higher SG&A costs also include $1.0 million of SG&A expenses for Matrical, which were not included in the same prior year period. These increases in SG&A costs were partially offset by lower discretionary spending.
SG&A expenses were $54.8 million for the six months ended March 31, 2014, an increase of $5.5 million compared to $49.3 million in the same prior year period. This increase is primarily due to $2.3 million of higher labor costs which consist primarily of an increase in incentive based compensation due to our improved execution against financial performance objectives and $1.2 million of increased stock-based compensation. Higher SG&A costs also include $1.7 million of SG&A expenses for Matrical, which were not included in the same prior year period. These increases in SG&A costs were partially offset by lower discretionary spending.
Restructuring and Other Charges
We recorded a restructuring charge of $0.8 million and $1.5 million for the three and six months ended March 31, 2014. Restructuring charges in the three and six months ended March 31, 2014 consisted primarily of severance and other workforce-related costs and result from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain Polycold products to a third party contract manufacturer and other programs designed to improve our cost structure.
    Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.1 million, including severance and retention fees. This charge is being recorded ratably over the period from notification of the closing to the actual service end date, or September 2014. We expensed $0.8 million of the total charge as of March 31, 2014, and will expense the balance ratably through fiscal year 2014.
Unpaid severance charges of $1.6 million as of March 31, 2014 are expected to be paid in the next twelve months.
We recorded a restructuring charge of $0.8 million and $5.4 million for the three and six months ended March 31, 2013. Restructuring charges in the three and six months ended March 31, 2013 consisted of severance costs for workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition the Polycold product line to a third party contract manufacturer and other programs designed to improve our cost structure. Restructuring charges also included costs to consolidate two of our facilities in California. In addition, we incurred other charges of $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of our Swiss employees.
Interest Income
Interest income was $0.3 million and $0.5 million for the three and six month periods ended March 31, 2014 and 2013.
Other Income (Expense), Net
Other income, net was $56,000 and $77,000 for the three months ended March 31, 2014 and 2013, respectively. Other income (expense), net was $315,000 and ($16,000) for the six months ended March 31, 2014 and 2013, respectively.
Income Tax Provision (Benefit)
We recorded an income tax provision of $1.1 million and $1.9 million for the three and six months ended March 31, 2014, respectively. The tax provision for both periods substantially consists of U.S. and foreign income taxes, as well as interest related to unrecognized tax benefits.
We recorded an income tax provision (benefit) of $0.3 million and ($3.6) million for the three and six months ended March 31, 2013, respectively. The tax provision for both periods includes $0.9 million of tax benefits recognized during the quarter ended March 31, 2013 resulting from the reinstatement of the U.S. federal research and development tax credit. The tax benefit for the six months ended March 31, 2013 is primarily driven by tax benefits generated on U.S. losses partially offset by a tax provision on income in our foreign jurisdictions.
The tax provision for the three months ended March 31, 2013 was calculated based on a quarterly loss. This unusual relationship between tax expense and pre-tax income was driven by a change in the estimated annual effective tax rate during the quarter which reduced the estimate of year-to-date tax benefits on the losses incurred during the first six months of the year.
Equity in Earnings (Losses) of Equity Method Investments
Income (expense) associated with our 50% interest in ULVAC Cryogenics, Inc., or “UCI”, a joint venture with ULVAC Corporation of Japan, was $475,000 and ($16,000) for the three months ended March 31, 2014 and 2013, respectively. This increase was the result of higher revenue due to a strengthening in demand for UCI products. The income associated with our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan was $35,000 and $6,000 for the three months ended March 31, 2014 and 2013, respectively.

Income associated with our 50% interest in UCI was $1.2 million and $62,000 for the six months ended March 31, 2014 and 2013, respectively. This increase was the result of higher revenue due to a strengthening in demand for UCI products. The income (loss) associated with our 50% interest in Yaskawa Brooks Automation, Inc. was $17,000 and ($78,000) for the six months ended March 31, 2014 and 2013, respectively.
Income from Discontinued Operations, Net of Tax
We determined that our Granville-Phillips business unit met the criteria to be reported as a discontinued operation and our historical financial statements have been revised to present the operating results of Granville-Phillips as a discontinued operation.
Reported revenue for the three months ended March 31, 2014 and 2013 have been reduced by $7.5 million and $7.1 million, respectively. The pre-tax income from the discontinued operation was $1.8 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively. The after-tax income from the discontinued operation was $1.2 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.
Reported revenue for the six months ended March 31, 2014 and 2013 have been reduced by $15.0 million and $13.7 million, respectively. The pre-tax income from the discontinued operation was $4.3 million and $3.6 million for the six months ended March 31, 2014 and 2013, respectively. The after-tax income from the discontinued operation was $2.7 million and $3.8 million for the six months ended March 31, 2014 and 2013, respectively.
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
At March 31, 2014, we had cash, cash equivalents and marketable securities aggregating $192.2 million. This amount was composed of $85.3 million of cash and cash equivalents, $50.3 million of investments in short-term marketable securities and $56.6 million of investments in long-term marketable securities. We have obligations under a capital lease of $8.5 million at March 31, 2014.
Cash and cash equivalents were $85.3 million at March 31, 2014, an increase of $2.3 million from September 30, 2013. The increase in cash was primarily due to $35.7 million of cash flow from operations. This source of cash was partially offset by $17.0 million of net purchases of marketable securities, $10.8 million of cash dividends paid to our shareholders, $4.0 million paid to acquire 22% of BioCision, LLC and $2.7 million of capital expenditures.
Cash provided by operating activities was $35.7 million for the six months ended March 31, 2014, and was composed of $6.8 million of net income, $19.7 million for non-cash related charges and $9.1 million of net working capital decreases. Non-cash related charges consisted of items such as $11.2 million of depreciation and amortization, $6.5 million of stock-based compensation and a deferred tax provision of $2.3 million, partially offset by $1.3 million of undistributed losses of our equity method investments. The decrease in working capital is primarily due to a $13.4 million increase in deferred revenue, $2.7 million of an increase in accrued compensation and benefits, which was partially offset by a $6.1 million increase in accounts receivable. The increase in deferred revenue relates primarily to advance payments for life sciences automated sample storage systems.
Cash used in investing activities was $23.5 million for the first half of fiscal 2014, and includes net purchases of marketable securities of $17.0 million, $4.0 million we paid to acquire an investment in BioCision, and $2.7 million of capital expenditures.
Cash used in financing activities for the six months ended March 31, 2014 is composed primarily of $10.8 million for the quarterly cash dividends we paid on December 27, 2013 and March 28, 2014.
We had approximately $20.5 million of letters of credit outstanding at March 31, 2014. We issue these letters of credit to satisfy performance guarantee requirements under certain customer contracts. While we do not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements.
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
On May 7, 2014, our Board of Directors approved a cash dividend of $0.08 per share of our common stock. The total dividend of approximately $5.3 million will be paid on June 27, 2014 to shareholders of record at the close of business on June 6, 2014. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash and cash equivalents consist principally of money market securities, which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At March 31, 2014, the unrealized gain position on marketable securities was $8,000, which is included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.7 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 28% of our total sales for the first half of fiscal year 2014. In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. Outstanding short-term advances were approximately $24.2 million at March 31, 2014. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to hedge our exposures. We incurred a foreign currency loss of $0.5 million for the six months ended March 31, 2014, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2014 would result in a $0.9 million change in our net income.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2014. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 — 31, 2014	2,210	$10.01	2,210
February 1 — 28, 2014	32,674	9.90	32,674
March 1 — 31, 2014	1,661	10.93	1,661
Total	36,545	$9.96	36,545

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

10	Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated September 30, 2013.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: May 8, 2014	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 8, 2014	/S/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10	Amendment to Lease between the Company and BerCar II, LLC for 12 Elizabeth Drive, Chelmsford, Massachusetts dated September 30, 2013.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.