Form 10-Q
period 2014-06-30
BROOKS AUTOMATION INC
filed 2014-07-31
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 24, 2014: common stock, $0.01 par value and 66,808,660 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30, 2014	September 30, 2013
Assets
Current assets
Cash and cash equivalents	$115,547	$82,971
Restricted cash	—	177
Marketable securities	57,071	45,900
Accounts receivable, net	82,792	77,483
Inventories	103,069	94,411
Deferred tax assets	17,389	16,839
Assets held for sale	—	27,778
Prepaid expenses and other current assets	16,912	9,030
Total current assets	392,780	354,589
Property, plant and equipment, net	52,272	47,506
Long-term marketable securities	71,136	44,491
Long-term deferred tax assets	67,687	99,146
Goodwill	113,238	97,924
Intangible assets, net	62,980	60,088
Equity method investments	30,760	25,687
Other assets	5,152	7,332
Total assets	$796,005	$736,763
Liabilities and equity
Current liabilities
Accounts payable	$30,113	$35,392
Capital lease obligation	881	—
Deferred revenue	34,521	19,610
Accrued warranty and retrofit costs	6,821	7,260
Accrued compensation and benefits	20,581	14,225
Accrued restructuring costs	3,951	1,412
Accrued income taxes payable	1,942	1,077
Liabilities held for sale	—	132
Accrued expenses and other current liabilities	17,442	13,453
Total current liabilities	116,252	92,561
Long-term capital lease obligation	7,537	—
Long-term tax liabilities	9,316	7,036
Long-term pension liability	846	815
Other long-term liabilities	3,869	3,695
Total liabilities	137,820	104,107
Commitments and contingencies (Note 19)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,278,029 shares issued and 66,816,160 shares outstanding at June 30, 2014, 80,039,104 shares issued and 66,577,235 shares outstanding at September 30, 2013	803	800
Additional paid-in capital	1,834,027	1,825,499
Accumulated other comprehensive income	24,284	22,604
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,000,820)	(1,015,991)
Total Brooks Automation, Inc. stockholders’ equity	657,338	631,956
Noncontrolling interest in subsidiaries	847	700
Total equity	658,185	632,656
Total liabilities and equity	$796,005	$736,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Revenue
Product	$93,223	$88,560	$288,887	$248,240
Services	24,136	22,211	71,444	63,519
Total revenue	117,359	110,771	360,331	311,759
Cost of revenue
Product	59,985	60,852	185,507	172,497
Services	16,628	13,844	48,889	43,823
Total cost of revenue	76,613	74,696	234,396	216,320
Gross profit	40,746	36,075	125,935	95,439
Operating expenses
Research and development	13,494	11,394	38,538	33,631
Selling, general and administrative	30,040	21,988	84,812	71,312
Restructuring and other charges	3,122	560	4,641	6,001
Total operating expenses	46,656	33,942	127,991	110,944
Operating income (loss)	(5,910)	2,133	(2,056)	(15,505)
Interest income	181	255	685	795
Interest expense	(101)	—	(101)	(1)
Other income, net	157	387	472	371
Income (loss) before income taxes and equity in earnings of equity method investments	(5,673)	2,775	(1,000)	(14,340)
Income tax benefit	(2,838)	(1,538)	(928)	(5,097)
Income (loss) before equity in earnings of equity method investments	(2,835)	4,313	(72)	(9,243)
Equity in earnings of equity method investments	71	236	1,330	220
Income (loss) from continuing operations	(2,764)	4,549	1,258	(9,023)
Income (loss) from discontinued operations, net of tax	27,263	(2,981)	30,002	861
Net income (loss)	24,499	1,568	31,260	(8,162)
Net income attributable to noncontrolling interests	(23)	(24)	(147)	(68)
Net income (loss) attributable to Brooks Automation, Inc.	$24,476	$1,544	$31,113	$(8,230)
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$(0.04)	$0.07	$0.02	$(0.14)
Net income (loss) from discontinued operations, net of tax	0.41	(0.05)	0.45	0.01
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$0.37	$0.02	$0.47	$(0.13)
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$(0.04)	$0.07	$0.02	$(0.14)
Net income (loss) from discontinued operations, net of tax	0.40	(0.04)	0.44	0.01
Diluted net income (loss) per share attributable to Brooks Automation, Inc.	$0.36	$0.02	$0.46	$(0.13)
Dividend declared per share	$0.08	$0.08	$0.24	$0.24

Shares used in computing earnings (loss) per share:
Basic	66,751	66,041	66,583	65,831
Diluted	67,653	66,687	67,528	65,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$24,499	$1,568	$31,260	$(8,162)
Comprehensive income (loss):
Change in cumulative translation adjustment	2,542	92	1,701	(6,286)
Change in unrealized loss on marketable securities	(31)	(187)	(10)	(339)
Change in fair value on cash flow hedges	(91)	—	(23)	—
Actuarial gain (loss)	(9)	14	12	327
Pension settlement	—	—	—	87
Comprehensive income (loss)	26,910	1,487	32,940	(14,373)
Comprehensive income attributable to noncontrolling interests	(23)	(24)	(147)	(68)
Comprehensive income (loss) attributable to Brooks Automation, Inc.	$26,887	$1,463	$32,793	$(14,441)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$31,260	$(8,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,252	18,258
Impairment of intangible assets	398	—
Impairment of other assets	2,621	—
Stock-based compensation	8,774	5,625
Amortization of premium on marketable securities	896	972
Undistributed earnings of equity method investments	(1,330)	(220)
Deferred income tax provision (benefit)	1,115	(364)
Pension settlement	—	87
Gain on disposal of businesses	(27,444)	—
Loss on disposal of long-lived assets	52	375
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	10,416	(3,508)
Inventories	1,150	17,334
Prepaid expenses and other current assets	(3,612)	(1,585)
Accounts payable	(15,712)	(758)
Deferred revenue	13,243	6,351
Accrued warranty and retrofit costs	(820)	(1,194)
Accrued compensation and benefits	5,484	(211)
Accrued restructuring costs	2,542	(579)
Accrued expenses and other current liabilities	(5,947)	(2,784)
Net cash provided by operating activities	40,338	29,637
Cash flows from investing activities
Purchases of property, plant and equipment	(3,384)	(2,710)
Purchases of marketable securities	(128,135)	(72,581)
Sale/maturity of marketable securities	89,579	127,582
Proceeds from divestitures	85,369	—
Acquisition, net of cash acquired	(37,832)	(59,005)
Proceeds from the sale of property, plant and equipment	—	3,169
Payment of deferred leasing cost	—	(3,134)
Decrease in restricted cash	177	763
Net cash provided by (used in) investing activities	5,774	(5,916)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	967	969
Common stock dividend paid	(16,144)	(15,987)
Net cash used in financing activities	(15,177)	(15,018)
Effects of exchange rate changes on cash and cash equivalents	1,641	(1,454)
Net increase in cash and cash equivalents	32,576	7,249
Cash and cash equivalents, beginning of period	82,971	54,639
Cash and cash equivalents, end of period	$115,547	$61,888

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of buildings and land through capital lease	$8,537	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, which are of a normal and recurring nature, and necessary for a fair presentation of the financial position and results of operations for the periods presented have been reflected. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
In the second quarter of fiscal year 2014, the Company determined that its Granville-Phillips Gas Analysis & Vacuum Measurement ("Granville-Phillips") business met the criteria to be reported as a discontinued operation. As a result, the Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. The results of operations from the Granville-Phillips business are presented as “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations. Assets and liabilities identifiable within the Granville-Phillips business are reported as "Assets held for sale" and "Liabilities held for sale," respectively, in the Consolidated Balance Sheets. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relate solely to the Company's continuing operations (See Note 3).
Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2013 (the "2013 Annual Report on Form 10-K").
Use of Estimates and Summary of Significant Accounting Policies
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, intangible assets, goodwill, deferred income taxes, warranty obligations, revenue recognized using the percentage of completion method and stock-based compensation expense on performance-based awards. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
The Company’s significant accounting policies are described in Note 2 in the 2013 Annual Report on Form 10-K.
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
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. Under the amended guidance, a strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the new guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The amended guidance is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted for disposals, or classifications as held for sale, that have not been previously reported in financial statements. The Company has not considered this amended guidance in regard to the Granville-Phillips discontinued operation.

In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The five step process may make it possible that more judgment and estimation is required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.
2. Stock-Based Compensation
The Company may issue restricted stock units and restricted stock awards collectively ("restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense, excluding amounts related to discontinued operations, recorded during the three and nine months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Restricted stock units	$2,149	$472	$8,442	$5,144
Employee stock purchase plan	109	117	334	361
	$2,258	$589	$8,776	$5,505
The fair value per share of a restricted stock unit is equal to the quoted price of the Company’s common stock on the date of grant, net of estimated forfeitures. The expense related to these awards is being recorded ratably over the vesting period. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals.
During the nine months ended June 30, 2014, the Company granted 1,517,057 restricted stock units to members of senior management of which 678,307 restricted stock units vest over a required service period. The vesting of the remaining 838,750 restricted stock units will vary based on the achievement of certain financial performance goals which will be measured at the end of fiscal year 2014, and a continuing required service period. Total compensation expense on these awards is a maximum of $19.3 million, net of cancellations. Changes to the projected attainment against performance targets during fiscal year 2014 may result in an adjustment to the amount of cumulative compensation recorded as of the date the estimate is revised. Of the 1,517,057 restricted stock units that the Company granted, 8,500 restricted stock units were granted to Granville-Phillips employees.
During the nine months ended June 30, 2013, the Company granted 1,284,000 restricted stock units to members of senior management of which 606,625 restricted stock units vest over a required service period. The vesting of the remaining 677,375 restricted stock units was dependent upon the achievement of certain financial performance goals which were measured at the end of fiscal year 2013, and a continuing required service period. Based on the Company’s results for fiscal 2013 relative to the financial performance goals established in the grant, 460,615 of the 677,375 restricted stock units were earned. These awards will vest over the remaining required service period. Total compensation expense on the awards granted during the nine months ended June 30, 2013 is a maximum of $7.0 million, net of cancellations. However, the final compensation expense related to these awards is dependent on the award holders completing the remaining required service period. Of the 1,284,000 restricted stock units that the Company granted, 29,380 restricted stock units were granted to Granville-Phillips employees.

Stock Option Activity
The following table summarizes stock option activity for the nine months ended June 30, 2014:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2013	15,540		$15.86
Forfeited/expired	(9,990)		17.34
Outstanding at June 30, 2014	5,550	0.6 years	$13.20	$—
Vested at June 30, 2014	5,550	0.6 years	$13.20	$—
Options exercisable at June 30, 2014	5,550	0.6 years	$13.20	$—
Based on the Company’s closing stock price of $10.77 as of June 30, 2014, there was no intrinsic value to the option holders.
No stock options were granted during the three or nine months ended June 30, 2014 or 2013. There were no stock option exercises in the three or nine months ended June 30, 2014. There were no stock option exercises in the three months ended June 30, 2013. The total intrinsic value of options exercised during the nine months ended June 30, 2013 was $19,000. The total cash received from participants as a result of stock option exercises during the nine months ended June 30, 2013 was $67,000.
As of June 30, 2014, there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the nine months ended June 30, 2014:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2013	2,915,413	$11.25
Restricted stock units granted	1,517,057	9.49
Restricted stock units vested	(538,690)	9.38
Restricted stock units canceled	(988,859)	10.37
Outstanding at June 30, 2014	2,904,921	$10.98
The fair value of restricted stock units vested during the three months ended June 30, 2014 and 2013 was $0.2 million and $0.5 million, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2014 and 2013 was $5.1 million and $6.5 million, respectively.
As of June 30, 2014, the unrecognized compensation cost related to restricted stock units that is expected to vest is $14.6 million and will be recognized over an estimated weighted average service period of 1.5 years.
Employee Stock Purchase Plan
There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2014 and 2013. A total of 115,132 shares were purchased under the employee stock purchase plan during the nine months ended June 30, 2014 for aggregate proceeds of $1.0 million. A total of 115,751 shares were purchased under the employee stock purchase plan during the nine months ended June 30, 2013 for aggregate proceeds of $1.0 million.

3. Discontinued Operations
The Granville-Phillips business unit develops, manufactures, sells and services vacuum measurement and gas analysis instrumentation to semiconductor and non-semiconductor customers. On March 17, 2014, the Company entered into an agreement to sell this business to MKS Instruments, Inc. for $87.0 million in cash. The sale was completed on May 30, 2014. In the second quarter of fiscal 2014, the Company determined that its Granville-Phillips business met the criteria to be reported as a discontinued operation. As a result, the Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. Summarized results of the discontinued operation are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2013	March 31, 2014	June 30, 2014	June 30, 2014	June 30, 2013
Revenue	$7,515	$7,453	$4,356	$19,324	$20,957

Income from discontinued operations	$2,484	$1,825	$579	$4,888	$5,859
Gain on the sale of the discontinued operations	—	—	56,804	56,804	—
Income tax provision	907	663	30,120	31,690	4,998
Income from discontinued operations, net of tax	$1,577	$1,162	$27,263	$30,002	$861

	Three Months Ended				Twelve Months Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Revenue	$6,519	$7,137	$7,301	$7,555	$28,512

Income from discontinued operations	$1,404	$2,198	$2,257	$1,920	$7,779
Income tax provision (benefit)	216	(456)	5,238	(2,183)	2,815
Income (loss) from discontinued operations, net of tax	$1,188	$2,654	$(2,981)	$4,103	$4,964
The presentation of the Granville-Phillips business as a discontinued operation had no impact on previously reported net income (loss) or stockholders' equity.
Assets and liabilities identifiable within the Granville-Phillips business are reported as "Assets held for sale" and "Liabilities held for sale," respectively, in the Consolidated Balance Sheets. The major classes of assets and liabilities of the discontinued operation as are follows (in thousands):

	June 30, 2014	September 30, 2013
Inventory	$—	$3,308
Property, plant and equipment	—	364
Goodwill	—	24,106
Assets held for sale	$—	$27,778

Deferred revenue	$—	$43
Accrued warranty and retrofit costs	—	89
Liabilities held for sale	$—	$132
Assets and liabilities held for sale were classified as current because the Company expected to complete the sale of the Granville-Phillips business in the third quarter of 2014. These assets and liabilities are also classified as current in the September 30, 2013 Consolidated Balance Sheets for comparative purposes.

4. Acquisitions
Acquisition of DMS
On April 30, 2014, the Company acquired all the outstanding stock of Dynamic Micro Systems Semiconductor Equipment GmbH (“DMS”), a German provider of automated contamination control solutions for front opening unified pod, or "FOUP," carriers and reticle storage, targeted at improving yield of semiconductor processes at semiconductor fabrication plants. The Company paid, in cash, aggregate merger consideration of $33.9 million, which consisted of a $31.0 million purchase price and a $5.9 million preliminary working capital adjustment offset by $3.0 million of cash acquired. The preliminary working capital payment will be adjusted in the Company’s fourth quarter of fiscal year 2014 to reflect the actual working capital acquired under the terms of the purchase agreement. The acquisition of DMS expands the Company’s capabilities at semiconductor fabrication plants for yield improvement on new technology nodes.
The Company recorded the assets and liabilities associated with DMS at their fair values as of the acquisition date. The preliminary amounts recorded were as follows (in thousands):

Accounts receivable	$15,262
Inventory	10,126
Prepaid and other current assets	2,727
Property, plant and equipment	2,145
Completed technology	3,610
Customer relationships	7,100
Goodwill	15,375
Accounts payable	(10,393)
Accrued liabilities	(7,120)
Deferred revenue	(996)
Long-term deferred tax liabilities	(3,968)
Total purchase price, net of cash acquired	$33,868
In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of the acquired business's historical financial performance, and estimates of future cash flows from DMS’s products and services. The purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective. The Company has not yet completed the final allocation of the consideration paid in connection with the acquisition of DMS with respect to certain aspects of the working capital acquired, the fair value of the intangible assets and deferred taxes, but expects to complete the final allocation within the measurement period.
The Company used the relief-from-royalty method, a form of the income approach, to value the completed technology acquired. The principle behind this method is that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. The Company used the excess-earnings method, a form of the income approach, to value the customer relationship acquired. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The weighted average amortization periods for intangible assets acquired in the DMS acquisition are 5.0 years for completed technologies and 8.0 years for customer relationships. The intangible assets acquired will be amortized using methods that approximate the pattern in which the economic benefits are expected to be realized, including variable declining balance and straight-line methods.
Goodwill represents the excess of the consideration transferred over the net assets acquired and has been assigned to the Company's Brooks Product Solutions segment. Goodwill is primarily the result of expected synergies from combining the operations of DMS with the Company. Goodwill arising from the acquisition of DMS is not deductible for tax purposes.
The operating results of DMS have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition. Revenue from DMS for the three months ended June 30, 2014 was $1.0 million and the net loss was $1.8 million. The net loss for the three months ended June 30, 2014 includes charges to expense the step-up in value of the acquired inventories which increased the net loss by $0.1 million, amortization of acquired intangible assets of $0.4 million and restructuring charges of $0.3 million.

The following pro forma summary presents consolidated information of the Company as if the acquisition of DMS occurred on October 1, 2012 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue	$119,580	$116,903	$379,433	$336,539
Net income (loss) attributable to Brooks Automation, Inc.	21,291	1,320	26,384	(10,927)

The pro forma net income (loss) has been adjusted to reflect additional amortization from adjustments to intangible assets as if those adjustments had been applied as of October 1, 2012.
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
The Company used the relief-from-royalty method to value the completed technology and the excess-earnings method to value the customer relationships. The weighted-average amortization periods are 4.6 years for completed technologies and 7.0 years for customer relationships. The intangible assets acquired will be amortized using the straight-line method because it approximates the pattern in which the economic benefits are expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies from combining the Matrical products with the Company's other life science products. The goodwill resulting from this acquisition has been assigned to our Brooks Life Science Systems segment Goodwill arising from the acquisition of the Acquired Assets is deductible for tax purposes.
The operating results of the Acquired Assets have been included in the results of operations for the Brooks Life Science Systems segment from the date of acquisition.
The Company completed the final allocation of the purchase price related to the Acquired Assets in the first quarter of fiscal year 2014. Prior to finalizing the purchase price allocation in the first quarter of fiscal year 2014, the Company made an adjustment to reduce the fair value of deferred revenue acquired in the acquisition and goodwill by $61,000.

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
The Company used the relief-from-royalty method to value the completed technology and the excess-earnings method to value the customer relationships. The weighted-average amortization periods are 7.7 years for completed technologies and 8.0 years for customer relationships. The intangible assets acquired will be amortized using methods that approximate the pattern in which the economic benefits are expected to be realized, including variable declining balance and straight-line methods.
Goodwill represents the excess of the consideration transferred over the net assets acquired and has been assigned to our Brooks Product Solutions and Brooks Global Services segments. Goodwill is primarily the result of expected synergies from combining the operations of Crossing with the Company. Goodwill arising from the acquisition of Crossing is not deductible for tax purposes.
The operating results of Crossing have been included in the results of operations for the Brooks Product Solutions and Brooks Global Services segments from the date of acquisition.
The Company completed the final allocation of the purchase price related to Crossing in the fourth quarter of fiscal year 2013.
5. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. The Company did not identify any indicators of goodwill impairment during the nine month period ended June 30, 2014 that would warrant an interim test.

The components of the Company’s goodwill, excluding amounts related to the discontinued operations, by business segment at June 30, 2014 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2013	$482,637	$156,792	$47,439	$26,014	$712,882
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2013	44,931	5,554	47,439	—	97,924
Acquisitions and adjustments during the nine months ended June 30, 2014	15,375	—	(61)	—	15,314
Goodwill, less accumulated impairments at June 30, 2014	$60,306	$5,554	$47,378	$—	$113,238

Components of the Company’s identifiable intangible assets, excluding amounts related to the discontinued operations, are as follows (in thousands):

	June 30, 2014			September 30, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,274	$534	$7,808	$7,196	$612
Completed technology	57,214	40,347	16,867	57,050	40,354	16,696
Trademarks and trade names	3,498	3,498	—	3,564	3,554	10
Customer relationships	74,065	28,486	45,579	66,687	23,917	42,770
	$142,585	$79,605	$62,980	$135,109	$75,021	$60,088
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
The Company revised its estimate of the fair value of these assets at December 31, 2013 and determined that an additional impairment loss of $0.4 million, representing the remaining carrying value of the long-lived assets, was required. The impairment charge was recorded as a component of cost of revenue in the Consolidated Statements of Operations during the first quarter of fiscal year 2014. The Company completed the sale of the Celigo product line in the second quarter of fiscal year 2014. The sale of the Celigo product line did not have a material impact on the Company's financial position or result of operations.
6. Income Taxes
The Company recorded an income tax benefit of $2.8 million and $0.9 million for the three and nine months ended June 30, 2014, respectively. The tax benefit is driven by U.S. and German pre-tax losses in the current quarter and $0.7 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in one of the Company's foreign jurisdictions. These benefits are partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The gross deferred tax assets, including current and noncurrent, decreased from $113.5 million to $85.1 million during the three months ended June 30, 2014. The decrease of $28.4 million was primarily driven by a tax provision of $29.9 million related to the gain on the sale of discontinued operations. The gain on sale of discontinued operations was reported net of the tax effect in the Consolidated Statements of Operations.
The Company recorded an income tax benefit of $1.5 million and $5.1 million for the three and nine months ended June 30, 2013, respectively. The tax benefit for the three months ended June 30, 2013 was calculated based on quarterly pre-tax income. This unusual relationship between tax expense and pre-tax income was driven by a change in the estimated annual effective tax rate during the quarter which increased the estimate of year-to-date tax benefits on the losses incurred during the first nine months of the year. This benefit was partially offset by tax expense of $1.0 million related to a one-time dividend from a foreign subsidiary.
The tax benefit for the nine months ended June 30, 2013 was driven primarily by U.S. pre-tax losses. The tax benefit also included $0.9 million of tax benefits recognized from the reinstatement of the U.S. federal research and development tax credit which is offset by the tax expense of $1.0 million related to a one-time dividend from a foreign subsidiary.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of June 30, 2014, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
The Company is subject to U.S. federal income tax and various state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company's U.S. and foreign jurisdictions, the years that may be examined vary, with the earliest tax year being 2006. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, the related unrecognized tax benefits could change from those recorded in the Company's Consolidated Balance Sheets. It is reasonably possible that the unrecognized tax benefit will be reduced by an amount in the range between $1.5 million and $2.6 million during the next twelve months as the result of the expiration of statutes of limitations and the settlement of foreign income tax audits.
7. Earnings per Share
Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding used in computing basic earnings per share	66,751	66,041	66,583	65,831
Dilutive common stock options and restricted stock units	902	646	945	—
Weighted average common shares outstanding for purposes of computing diluted earnings per share	67,653	66,687	67,528	65,831
Options to purchase approximately 9,000 and 26,000 shares of common stock and zero and 10,000 restricted stock units were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended June 30, 2014 and 2013, respectively, as their effect would be anti-dilutive. In addition, options to purchase approximately 13,000 and 52,000 shares of common stock and zero and 3,020,000 restricted stock units were excluded from the computation of diluted earnings per share attributable to common stockholders for the nine months ended June 30, 2014 and 2013, respectively, as their effect would be anti-dilutive. All outstanding stock options and unvested shares of restricted stock units were excluded from the computation of diluted earnings per share for the nine months ended June 30, 2013 as a result of the net loss for that period.
8. Segment Information
The Company reports financial results in three segments: Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. A description of segments is included in the 2013 Annual Report on Form 10-K.
The Company evaluates the performance of, and allocates resources to, each of its segments based on their revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses, amortization of acquired intangible assets (excluding completed technology) and restructuring and other charges are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon multiple cost drivers associated with the respective administrative function, including segment revenue, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, restricted cash, marketable securities, deferred tax assets, assets held for sale and investments in equity method investments.

Financial information for the Company’s business segments, excluding amounts related to the discontinued operations, is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended June 30, 2014
Revenue
Product	$75,367	$3,392	$14,464	$93,223
Services	—	20,246	3,890	24,136
	$75,367	$23,638	$18,354	$117,359
Gross profit	$25,834	$8,399	$6,513	$40,746
Segment operating income (loss)	$451	$3,784	$(1,110)	$3,125

Three months ended June 30, 2013
Revenue
Product	$79,576	$3,028	$5,956	$88,560
Services	—	19,398	2,813	22,211
	$79,576	$22,426	$8,769	$110,771
Gross profit	$24,621	$7,750	$3,704	$36,075
Segment operating income (loss)	$2,984	$3,815	$(2,521)	$4,278

Nine months ended June 30, 2014
Revenue
Product	$246,820	$11,044	$31,023	$288,887
Services	—	59,304	12,140	71,444
	$246,820	$70,348	$43,163	$360,331
Gross profit	$86,295	$23,900	$15,740	$125,935
Segment operating income (loss)	$10,906	$8,875	$(8,150)	$11,631

Nine months ended June 30, 2013
Revenue
Product	$214,566	$10,264	$23,410	$248,240
Services	—	54,907	8,612	63,519
	$214,566	$65,171	$32,022	$311,759
Gross profit	$63,914	$19,116	$12,409	$95,439
Segment operating income (loss)	$(3,463)	$6,102	$(6,418)	$(3,779)

Assets
June 30, 2014	$264,340	$61,023	$107,136	$432,499
September 30, 2013	$226,759	$59,762	$105,221	$391,742

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Segment operating income (loss)	$3,125	$4,278	$11,631	$(3,779)
Amortization of acquired intangible assets	1,606	1,399	4,522	4,255
Restructuring and other charges	3,122	560	4,641	6,001
Impairment of variable interest entity note receivable	2,621	—	2,621	—
Other unallocated corporate expenses	1,686	186	1,903	1,470
Total operating income (loss)	$(5,910)	$2,133	$(2,056)	$(15,505)
A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2014 and September 30, 2013 is as follows (in thousands):

	June 30, 2014	September 30, 2013
Segment assets	$432,499	$391,742
Cash, cash equivalents, restricted cash and marketable securities	243,754	173,539
Deferred tax assets	85,076	115,985
Assets held for sale	—	27,778
Equity method investments	30,760	25,687
Other unallocated corporate net assets	3,916	2,032
Total assets	$796,005	$736,763
9. Significant Customers
The Company did not have any customers that accounted for more than 10% of its revenue in the three months ended June 30, 2014. The Company had one customer that accounted for more than 10% of its revenue, at 12%, in the three months ended June 30, 2013. The Company had one customer that accounted for more than 10% of revenue, at 11%, in each of the nine months ended June 30, 2014 and 2013, respectively. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at June 30, 2014 or September 30, 2013.
For purposes of determining the percentage of revenue for any original equipment manufacturer ("OEM") customer, the Company does not include revenues from products sold to a contract manufacturer which in turn sells to the OEM customer. Based on the Company’s best estimate of how revenue from the contract manufacturer is allocated among its OEM customers, if this revenue was attributed to the OEM customer, the Company believes that one customer would have accounted for more than 10% of its revenue for the three months ended June 30, 2014.
10. Restructuring and Other Charges
Restructuring charges in the three and nine months ended June 30, 2014 consisted primarily of severance and other workforce-related costs and result from the consolidation of production facilities and certain functions in the Brooks Life Science Systems segment resulting from the Company's decision to discontinue certain product lines. In addition, in the third quarter of fiscal year 2014, the Company eliminated certain engineering positions that were connected to support of a discontinued product in the Brooks Product Solutions segment. The remaining restructuring charges consist of severance and other workforce-related costs related to the on-going transition of manufacturing certain of the Company’s line of Polycold cryochillers and compressors to a third party contract manufacturer and other global programs designed to improve the Company’s cost structure.
Since the inception of our programs to discontinue production of certain product lines, we have recorded a total of $0.3 million of inventory write-offs. Inventory write-offs are included in cost of revenue in our Consolidated Statements of Operations.
Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.1 million, including severance and retention fees. This charge is being recorded ratably over the period from notification of the closing in October 2012 to the actual service end date, or September 2014. The Company has expensed $0.9 million of the total charge as of June 30, 2014, and will expense the balance in the fourth quarter of fiscal year 2014.
Restructuring charges in the three and nine months ended June 30, 2013 consisted of severance costs for workforce reductions implemented to consolidate the operations of Crossing and the Company, to transition the Polycold product line to a third party contract manufacturer and other programs designed to improve the Company’s cost structure. Restructuring charges also included costs to consolidate two of the Company's facilities in California. In addition, the Company incurred other charges of $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of the Company’s employees in its Swiss office.
The activity for the three and nine months ended June 30, 2014 and 2013 related to the Company's restructuring-related accruals, excluding amounts related to the discontinued operations, is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2014
	Balance at March 31, 2014	Expense	Utilization	Balance at June 30, 2014
Facilities and other	$—	$150	$(58)	$92
Workforce-related	1,552	2,972	(665)	3,859
	$1,552	$3,122	$(723)	$3,951

	Activity — Three Months Ended June 30, 2013
	Balance at March 31, 2013	Expense	Utilization	Balance at June 30, 2013
Facilities and other	$233	$54	$(80)	$207
Workforce-related	2,331	506	(1,242)	1,595
	$2,564	$560	$(1,322)	$1,802

	Activity — Nine Months Ended June 30, 2014
	Balance at September 30, 2013	Expense	Utilization	Balance at June 30, 2014
Facilities and other	$155	$163	$(226)	$92
Workforce-related	1,257	4,478	(1,876)	3,859
	$1,412	$4,641	$(2,102)	$3,951

	Activity — Nine Months Ended June 30, 2013
	Balance at September 30, 2012	Expense	Utilization	Balance at June 30, 2013
Facilities and other	$—	$744	$(537)	$207
Workforce-related	2,021	5,170	(5,596)	1,595
	$2,021	$5,914	$(6,133)	$1,802
The Company anticipates that the accrued restructuring costs at June 30, 2014 will be paid in the next twelve months.
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
In connection with actions taken under the Company’s restructuring programs in the first quarter of fiscal year 2013, the number of employees accumulating benefits under the Switzerland Plan declined significantly. As a result, a partial settlement event occurred and resulted in accelerated amortization of approximately $0.1 million of prior pension losses. The settlement loss, recorded in the first quarter of fiscal year 2013, is included in restructuring and other charges in the Consolidated Statements of Operations.

The components of the Company’s net pension cost for the three and nine months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Service cost	$102	$139	$304	$461
Interest cost	40	34	118	114
Amortization of losses	—	1	1	4
Expected return on assets	(53)	(55)	(161)	(190)
Net periodic pension cost	89	119	262	389
Settlement loss	—	—	—	87
Total pension cost	$89	$119	$262	$476
12. Capital Lease Obligation
In March 2014, the Company exercised an option to renew the lease of a building and the related land on the Company's Chelmsford, Massachusetts campus. The Company has leased this building since 2002. By exercising this option, the Company has also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments which was then allocated to the building and the land based on their relative fair values. The cost of the building and the land under the capital lease are included in the Consolidated Balance Sheets as property, plant and equipment at $6.4 million and $2.1 million, respectively. Depreciation expense related to the building is computed using the straight-line method over the estimated useful life of the asset. Accumulated amortization related to the lease was $0.1 million at June 30, 2014.
The obligation related to the capital lease is recorded as a short-term or long-term obligation in the Consolidated Balance Sheets depending on when payments are due. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments, as of June 30, 2014, are as follows (in thousands):

Year ended September 30,
2014	$220
2015	881
2016	881
2017	881
2018	6,901
Total minimum lease payments	9,764
Less amounts representing interest	1,346
Total capital lease obligation	8,418
Less current portion of capital lease obligation	881
Long-term capital lease obligation	$7,537
13. Other Balance Sheet Information
The following is a summary of accounts receivable at June 30, 2014 and September 30, 2013 (in thousands):

	June 30, 2014	September 30, 2013
Accounts receivable	$84,038	$78,460
Less allowance for doubtful accounts	(1,100)	(863)
Less allowance for sales returns	(146)	(114)
	$82,792	$77,483

The following is a summary of inventories at June 30, 2014 and September 30, 2013, excluding amounts related to discontinued operations (in thousands):

	June 30, 2014	September 30, 2013
Inventories
Raw materials and purchased parts	$62,212	$57,678
Work-in-process	23,206	19,991
Finished goods	17,651	16,742
	$103,069	$94,411
Reserves for excess and obsolete inventory were $24.3 million, excluding amounts related to discontinued operations, at June 30, 2014 and September 30, 2013.
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
Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2014 and 2013, excluding amounts related to discontinued operations, is as follows (in thousands):

Activity - Three Months Ended June 30, 2014
Balance at March 31, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2014
$6,319	$364	$3,017	$(2,879)	$6,821

Activity - Three Months Ended June 30, 2013
Balance at March 31, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2013
$7,635	$—	$2,992	$(3,010)	$7,617

Activity - Nine Months Ended June 30, 2014
Balance at September 30, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2014
$7,260	$364	$7,167	$(7,970)	$6,821

Activity - Nine Months Ended June 30, 2013
Balance at September 30, 2012	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2013
$7,246	$962	$8,309	$(8,900)	$7,617

14. Equity Method Investments
The Company accounts for certain of its investments using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings (losses) of the investee with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
In March 2014, the Company acquired a 22% equity interest in BioCision, LLC (“BioCision”), a privately-held company based in Larkspur, California, for $4.0 million. BioCision develops, manufactures and markets cell cryopreservation products used to improve and standardize the tools and methods for biomaterial sample handling. For each of the three and nine months ended June 30, 2014, the Company recorded losses associated with BioCision of $0.1 million. At June 30, 2014, the carrying value of the investment in BioCision in the Company’s Consolidated Balance Sheet was $3.9 million.
ULVAC Cryogenics, Inc.
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended June 30, 2014 and 2013, the Company recorded income associated with UCI of $0.2 million and $0.3 million, respectively. For the nine months ended June 30, 2014 and 2013, the Company recorded income associated with UCI of $1.4 million and $0.4 million, respectively. At June 30, 2014, the carrying value of UCI in the Company’s Consolidated Balance Sheet was $23.9 million. For each of the three months ended June 30, 2014 and 2013, management fee payments received by the Company from UCI were $0.2 million. For the nine months ended June 30, 2014 and 2013, management fee payments received by the Company from UCI were $0.5 million and $0.4 million, respectively. For the three months ended June 30, 2014 and 2013, the Company incurred charges from UCI for products or services of $0.2 million and $0.1 million, respectively. For the nine months ended June 30, 2014 and 2013, the Company incurred charges from UCI for products or services of $0.3 million and $0.5 million, respectively. At June 30, 2014 and September 30, 2013, the Company owed UCI $108,000 and $26,000, respectively, in connection with accounts payable for unpaid products and services.
Yaskawa Brooks Automation, Inc.
The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. For the three months ended June 30, 2014 and 2013, the Company recorded losses associated with YBA of $70,000 and $65,000, respectively. For the nine months ended June 30, 2014 and 2013, the Company recorded losses associated with YBA of $53,000 and $143,000, respectively. At June 30, 2014, the carrying value of YBA in the Company’s Consolidated Balance Sheet was $2.9 million. For the three months ended June 30, 2014 and 2013, revenue earned by the Company from YBA was $2.7 million and $1.2 million, respectively. For the nine months ended June 30, 2014 and 2013, revenue earned by the Company from YBA was $5.6 million and $4.1 million, respectively. For each of the three months ended June 30, 2014 and 2013, the Company incurred charges from YBA for products or services of $0.1 million. For each of the nine months ended June 30, 2014 and 2013, the Company incurred charges from YBA for products or services of $0.4 million.
The amount due from YBA included in accounts receivable at June 30, 2014 and September 30, 2013 was $2.2 million and $2.3 million, respectively. At June 30, 2014 and September 30, 2013 the Company owed YBA $59,000 and $47,000 in connection with accounts payable for unpaid products and services.
15. Investment in Variable Interest Entity
In 2012, the Company provided a strategic partner (the “Borrower”) a loan of $3.0 million to support the Borrower's future product development and other working capital requirements. The loan bears interest at a rate of 9% and the outstanding principal and interest is payable in May 2015. The Company also received a warrant to purchase the Borrower's common stock in the event of an equity offering by the Borrower. At March 31, 2014, the loan, including accrued interest, and warrant had carrying values of $3.5 million and $0.1 million, respectively. The loan agreement also provides the Company with certain other rights related to conversion of the loan, first refusal to acquire the Borrower and a redemption premium. The loan is secured by a security agreement that grants the Company a first-priority security interest in all of the assets of the Borrower.
During the third quarter of fiscal year 2014, the Borrower informed the Company of its intent to secure additional funding in the form of a loan from a program designed to support early-stage companies in order to support its operations. In connection with the Borrower’s efforts to secure additional financing, the Company agreed to subordinate its security interest in the assets of the Borrower to the new lender, and extend the due date of the loan to coincide with the due date of the new loan, which is expected to have a term of five years and be due in 2019. The Borrower also provided revised assumptions about their future cash flows. Based on the information provided by the Borrower, and the subordination, the Company determined it was probable that it would not recover all amounts due from the loan and recorded an impairment charge of $2.6 million in the third quarter of fiscal year 2014. The impairment charge is recorded in the Consolidated Statements of Operations in selling, general and administrative expenses.
The fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, and the subordination to the new lender. The discounted cash flow method relies on projections of future cash flows which are discounted to present value and an estimate of a terminal value, which is also discounted to present value. As a result, the fair value of the loan, which the Company currently estimates to be $1.0 million, could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
16. Derivative Instruments
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
In June 2013, the Company entered into foreign exchange contracts to reduce its exposure to changes in foreign exchange rates associated with an order for multiple automated sample management systems. The Company concluded that these foreign currency contracts met the criteria to qualify as a cash flow hedge. Accordingly, the Company reflected changes in the fair value of the effective portion of these foreign currency contracts in accumulated other comprehensive income. In the third quarter of fiscal year 2014, the Company reclassified the realized gain of $0.1 million on these contracts into revenue. The Company did not recognize any amounts related to ineffectiveness in the results of operations for the nine months ended June 30, 2014.
The Company did not have any notional amounts outstanding under foreign currency contracts that qualify for cash flow hedge accounting at June 30, 2014.
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
Net gains and losses recorded as a component of other income, net in the Consolidated Statements of Operations related to these contracts for the three and nine month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Realized gains (losses) on derivative instruments not designated as hedging instruments	$86	$227	$(21)	$289

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at June 30, 2014 and September 30, 2013 (in thousands):
June 30, 2014:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,709	Japanese Yen	July to September 2014	$2,707	$2	$—
British Pound	5,315	Euro	July 2014	5,305	10	—
U.S. Dollar	554	Taiwan Dollar	July 2014	553	1	—
Korean Won	559	U.S. Dollar	July 2014	560	—	(1)
Euro	816	U.S. Dollar	July 2014	819	—	(3)
U.S. Dollar	815	Israeli Shekel	July 2014	813	2	—
	$10,768			$10,757	$15	$(4)
September 30, 2013:

Buy Currency	Notional Amount of Buy Currency in U.S. Dollars	Sell Currency	Maturity	Notional Amount of Sell Currency in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	$2,770	Japanese Yen	October 2013 to December 2013	$2,762	$8	$—
Korean Won	686	U.S. Dollar	October 2013	688	—	2
U.S. Dollar	301	Israeli Shekel	October 2013	304	—	3
U.S. Dollar	231	Singapore Dollar	October 2013	231	—	—
	$3,988			$3,985	$8	$5
The fair values of the forward contracts described above are recorded in the Company's Consolidated Balance Sheets as Prepaid Expenses and Other Current Assets and Accrued Expenses and Other Current Liabilities.
17. Marketable Securities
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

The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of June 30, 2014 and September 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
U.S. Treasury securities and obligations of U.S. government agencies	$14,860	$3	$(16)	$14,847
Corporate securities	80,901	47	(78)	80,870
Mortgage-backed securities	1,002	29	—	1,031
Other debt securities	949	—	—	949
Municipal securities	15,201	2	(9)	15,194
Bank certificate of deposits	15,317	2	(3)	15,316
	$128,230	$83	$(106)	$128,207
September 30, 2013:
U.S. Treasury securities and obligations of U.S. government agencies	$19,528	$6	$(13)	$19,521
Corporate securities	35,045	11	(47)	35,009
Mortgage-backed securities	1,093	25	(1)	1,117
Other debt securities	88	—	—	88
Municipal securities	25,199	15	(7)	25,207
Bank certificate of deposits	9,451	—	(2)	9,449
	$90,404	$57	$(70)	$90,391
The fair value of the marketable securities at June 30, 2014 by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Fair Value
Due in one year or less	$57,071
Due after one year through five years	67,727
Due after ten years	3,409
$128,207
18. Fair Value Measurements
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

Assets and liabilities of the Company measured at fair value on a recurring and nonrecurring basis as of June 30, 2014 and September 30, 2013 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets
Cash equivalents	$30,433	$2,045	$28,388	$—
Available-for-sale securities	128,207	—	128,207	—
Foreign exchange contracts	15	—	15	—
Total Assets	$158,655	$2,045	$156,610	$—
Liabilities
Foreign exchange contracts	$4	$—	$4	$—

Nonrecurring fair value measurements
Assets
Note receivable	$1,007	$—	$—	$1,007

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets
Cash equivalents	$7,754	$6,152	$1,602	$—
Available-for-sale securities	90,391	2,199	88,192	—
Foreign exchange contracts	31	—	31	—
Total Assets	$98,176	$8,351	$89,825	$—
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Cash Equivalents
Cash equivalents of $2.0 million and $6.2 million at June 30, 2014 and September 30, 2013, respectively, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $28.4 million and $1.6 million at June 30, 2014 and September 30, 2013, respectively, consisting of Bank Certificate of Deposits, U.S. Government Agency Securities and Municipal Securities, are classified within Level 2 of the hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $2.2 million at September 30, 2013, consisting primarily of highly rated Corporate Bonds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets of identical assets or liabilities. Available-for-sale securities of $128.2 million and $88.2 million at June 30, 2014 and September 30, 2013, respectively, consisting of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, U.S. Treasury Securities and Obligations of U.S. Government Agency Securities, and Mortgage-Backed Securities are classified within Level 2 of the fair value hierarchy because they are not actively traded and are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts
Foreign exchange contract assets and liabilities are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract. However, the inputs used to calculate the value of the contract were obtained from an active market.
Note Receivable
As a result of indicators of impairment identified in the third quarter of fiscal year 2014, the Company evaluated the recoverability of a note receivable and adjusted its value based on fair value methods. The impairment of this note receivable is described more fully in Note 15. The note receivable is classified as a Level 3 instrument, as the inputs used in the analysis are unobservable and required significant management judgment.
19. Commitments and Contingencies
Letters of Credit
At June 30, 2014, the Company had approximately $21.0 million of letters of credit outstanding related primarily to customer advances and other performance obligations. The Company issues these letters of credit related to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While the Company does not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements.
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
20. Subsequent Event
On July 30, 2014, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 26, 2014 to common stockholders of record on September 5, 2014. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2013 Annual Report on Form 10-K and which are incorporated herein by reference. Precautionary statements made in our 2013 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Overview
We are a leading provider of automation and vacuum solutions for multiple markets and are a valued business partner to original equipment manufacturers (“OEMs”) and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry. Our Brooks Product Solutions shipments to these customers represented approximately 53% of our consolidated revenue for the first nine months of fiscal year 2014. The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. The non-semiconductor markets we serve include life sciences, industrial capital equipment and other adjacent technology markets.
We continue to make investments to maintain and grow both our semiconductor product and service offerings and our life science offerings. In October 2012, we acquired Crossing Automation, Inc. (“Crossing”), a U.S. based provider of automation solutions and services for semiconductor front-end markets for approximately $59.0 million and in April 2014 we acquired DMS Dynamic Micro Systems Semiconductor Equipment GmbH (“DMS”), a German based provider of automated contamination control solutions for front opening unified pod, or "FOUP," carriers and reticle storage, for improving yield of semiconductor processes at semiconductor fabrication plants. We acquired DMS for a net purchase price of $33.9 million, consisting of an initial purchase price of $31.0 million and a preliminary working capital adjustment of $5.9 million offset by $3.0 million of cash acquired. The preliminary working capital payment will be adjusted in the fourth quarter of our fiscal year 2014 to reflect the actual working capital acquired under the terms of the purchase agreement. In August 2013, we acquired certain assets and liabilities from Matrical, Inc. (“Matrical”) for $9.3 million. The assets acquired from Matrical expanded our biobanking and sample management product offerings.

On March 17, 2014, we entered into an agreement to sell the Granville-Phillips Gas Analysis & Vacuum Measurement (“Granville-Phillips”) business unit to MKS Instruments, Inc. for $87.0 million in cash. We completed the sale on May 30, 2014. We recorded a pre-tax gain of $56.8 million and an after-tax gain of $26.9 million. The tax charge of $29.9 million on the gain is substantially non-cash as it is offset by our net operating losses in the U.S. We determined that the Granville-Phillips business met the criteria to be reported as a discontinued operation. As a result, our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
We report financial results in the following three segments:

•
The Brooks Product Solutions segment provides a variety of products and solutions that enable improved throughput and yield in controlled operating environments. Those products include atmospheric and vacuum robots, robotic modules, and tool automation systems that provide precision handling and clean wafer environments and vacuum pumping and thermal management solutions used to create and control critical process vacuum applications.

•
The Brooks Global Services segment provides an extensive range of support services including on- and off-site repair services, on- and off-site diagnostic support services, and installation services that enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts support services to maximize customer tool productivity.

•
The Brooks Life Science Systems segment provides automated sample management systems for automated cold sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks, national laboratories, research institutes and research universities.

Three and Nine Months Ended June 30, 2014, Compared to Three and Nine Months Ended June 30, 2013
Revenue
We reported revenue of $117.4 million for the three months ended June 30, 2014, compared to $110.8 million in the same prior year period, an increase of 6%. Our growth was primarily attributable to our Brooks Life Science Systems segment, which increased $9.6 million or 109%, driven by increased demand for automated sample management systems and recently completed acquisitions. Our Brooks Global Services segment increased $1.2 million or 5%, while our Brooks Product Solutions segment declined by $4.2 million or 5%, due to lower demands from semiconductor capital equipment customers. Acquisitions completed in the last twelve months contributed $2.0 million to our revenue for the three months ended June 30, 2014.
We reported revenue of $360.3 million for the nine months ended June 30, 2014, compared to $311.8 million in the same prior year period, an increase of 16%. Our Brooks Product Solutions segment increased $32.3 million or 15%. Our Brooks Global Services segment revenue increased $5.2 million or 8%. Increased sales in our Brooks Product Solutions and Brooks Global Services segments resulted predominantly from higher sales to the semiconductor capital equipment market. Our Brooks Life Science Systems segment had increased sales of $11.1 million or 35%. Acquisitions completed in the last twelve months contributed $5.4 million to our revenue for the nine months ended June 30, 2014.
Our Brooks Product Solutions segment reported revenue of $75.4 million for the three months ended June 30, 2014, a decrease of 5% from $79.6 million in the same prior year period. This segment reported revenue of $246.8 million for the nine months ended June 30, 2014, an increase of 15% from $214.6 million in the same prior year period. This represents a decrease in revenue of $4.2 million for the three months ended June 30, 2014 and an increase of $32.3 million for the nine months ended June 30, 2014, respectively, as compared to the same prior year periods. Our revenue changes in both periods were driven primarily by demand from the semiconductor capital equipment market. The acquisition of DMS contributed $1.0 million to our revenue in the Brooks Product Solutions segment for the three and nine months ended June 30, 2014.
Our Brooks Global Services segment reported revenue of $23.6 million for the three months ended June 30, 2014, a 5% increase from $22.4 million in the same prior year period. This segment reported revenue of $70.3 million for the nine months ended June 30, 2014, an increase of 8% from $65.2 million in the same prior year period. Our revenue changes in both periods were primarily driven by increased demand from semiconductor end users.
Our Brooks Life Science Systems segment reported revenue of $18.4 million for the three months ended June 30, 2014, including $1.0 million from the products acquired from Matrical, resulting in a 109% increase from $8.8 million in the same prior year period. The increase was driven primarily by increased sales of automated sample management stores and services. This segment reported revenue of $43.2 million for the nine months ended June 30, 2014, including $4.4 million from Matrical products, resulting in a 35% increase from $32.0 million in the same prior year period. The increase, excluding the impact of acquisition, is driven by growth in all product areas including sales of automated sample management stores, consumables and devices, and services.
Gross Margin
Our gross margin percentage increased to 34.7% for the three months ended June 30, 2014, compared to 32.6% for the same prior year period. The increase was driven primarily by material cost reductions, improved productivity in our Brooks Global Services segment, and favorable product mix. Gross margin for the three months ended June 30, 2014 was negatively impacted by $0.3 million of inventory charges related to restructuring programs. In addition, the three months ended June 30, 2014 included $0.1 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting. The same prior year period did not include inventory impairment charges related to restructuring or step-up charges.
Our gross margin percentage increased to 34.9% for the nine months ended June 30, 2014, compared to 30.6% for the same prior year period. The increase was driven primarily by material and warranty cost reductions, higher absorption of fixed costs, and lower charges related to the step-up of inventories obtained in acquisitions which amounted to $0.5 million for the nine months ended June 30, 2014 compared to $2.9 million in the same prior year period.
Our gross margin percentage for our Brooks Product Solutions segment increased to 34.3% for the three months ended June 30, 2014 as compared to 30.9% in the same prior year period. The increase was driven primarily by material cost reductions and favorable product mix. Gross margin for the three months ended June 30, 2014 was negatively impacted by $0.1 million of inventory impairment charges related to the termination of product lines related to a restructuring program. In addition, the three months ended June 30, 2014 included $0.1 million of charges related to the acquisition of DMS for the sale of inventories to which a step-up was applied in our purchase accounting. The same prior year period did not include inventory charges related to restructuring or step-up charges.
Gross margin percentage for our Brooks Product Solutions segment increased to 35.0% for the nine months ended June 30, 2014 as compared to 29.8% in the same prior year period. The increase in gross margin was driven primarily by material and warranty cost reductions and higher absorption of fixed costs. In addition, the nine months ended June 30, 2014 was impacted by $0.1 million of charges related to the acquisition of DMS to which a step-up was applied in our purchase accounting. This compares to $1.4 million of step-up charges in the same prior year period related to the acquisition of Crossing.
Gross margin percentage for our Brooks Global Services segment increased to 35.5% for the three months ended June 30, 2014 as compared to 34.6% in the same prior year period. Gross margin percentage for our Brooks Global Services segment increased to 34.0% for the nine months ended June 30, 2014 as compared to 29.3% in the same prior year period. Gross margin in the nine months ended June 30, 2013 included $1.3 million of charges for the step-up of inventories obtained through our acquisition of Crossing. The three months and nine months ended June 30, 2014 benefited from improved productivity and absorption of fixed costs.
Gross margin percentage for our Brooks Life Science Systems segment decreased to 35.5% for the three months ended June 30, 2014 as compared to 42.2% in the same prior year period. The decline in margin was primarily driven by one large project for multiple automated sample management systems, which accounted for $3.6 million of revenue and a gross margin percentage of 5.9%. The balance of the revenue of $14.7 million generated a gross margin percentage of 42.8%. In addition, we recorded an inventory charge of $0.2 million for the three months ended June 30, 2014 related to the termination of a product line that was part of a restructuring program.

Gross margin percentage for our Brooks Life Science Systems segment decreased to 36.5% for the nine months ended June 30, 2014 compared to 38.8% in the same prior year period. The project noted in the preceding paragraph accounted for $3.6 million of revenue and a gross margin percentage of 5.9% for the nine months ended June 30, 2014. The balance of the revenue of $39.5 million for the nine months ended June 30, 2014 resulted in a gross margin percentage of 39.3%. In addition, for the nine months ended June 30, 2014, we recorded $0.4 million of impairment charges related to the Celigo product line that we divested in our second fiscal quarter and $0.2 million of inventory charges related to the termination of a product line that was part of a restructuring program in our third fiscal quarter. Gross margin in the nine months ended June 30, 2014 was impacted by $0.4 million of charges for the step-up of inventories obtained through acquisitions compared to $0.2 million in the same prior year period.
Research and Development
Research and development, or R&D, expenses for the three months ended June 30, 2014 were $13.5 million, an increase of $2.1 million, compared to $11.4 million in the same prior year period. R&D expenses for the nine months ended June 30, 2014 were $38.5 million, an increase of $4.9 million, compared to $33.6 million in the same prior year period. R&D expenses for the three and nine months ended June 30, 2014 also includes $1.2 million and $1.9 million, respectively, of costs associated with acquisitions completed in the last twelve months. The increases in R&D expenses relate to developing enhancements to our current product offerings and investing in new product development as part of our strategy to grow longer-term revenue.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses were $30.0 million for the three months ended June 30, 2014, an increase of $8.0 million compared to $22.0 million in the same prior year period. SG&A expenses were $84.8 million for the nine months ended June 30, 2014, an increase of $13.5 million compared to $71.3 million in the same prior year period. These increases are due to $3.1 million and $7.0 million in the three and nine months ended June 30, 2014, respectively, of higher costs for incentive compensation and stock-based compensation resulting from our improved execution against financial performance objectives. Higher SG&A expenses in the three and nine months ended June 30, 2014 also includes $1.4 million and $3.4 million, respectively, of costs associated with acquisitions completed in the last twelve months.
SG&A expenses in the three and nine months ended June 30, 2014 also include a charge of $2.6 million related to the impairment of a note receivable that we provided to one of our strategic partners in 2012. During the third quarter of fiscal year 2014, the partner informed us of their intent to secure additional funding in the form of a loan from a program designed to support early-stage companies in order to support its operations. In connection with their efforts to secure additional financing, we agreed to subordinate our first-priority security interest to the new lender and to extend the due date of our loan to coincide with the due date of the new loan, which is expected to have a term of five years and be due in 2019. The partner also provided revised assumptions about their future cash flows. Based on the information provided by the partner, and the subordination, we determined it was probable that we would not recover all amounts due from the loan and recorded an impairment charge.
The fair value of the loan was determined by considering the fair value of the collateral using certain valuation techniques, principally, the discounted cash flow method, and the subordination to the new lender. The discounted cash flow method relies on projections of future cash flows which are discounted to present value and an estimate of a terminal value, which is also discounted to present value. As a result, the fair value of the loan, which we currently estimate to be $1.0 million, could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the partner or discount rates.
Restructuring and Other Charges
We recorded restructuring charges of $3.1 million and $4.6 million for the three and nine months ended June 30, 2014, respectively. Restructuring charges in the three and nine months ended June 30, 2014 consisted primarily of severance and other workforce-related costs and result from the consolidation of production facilities and certain functions in the Brooks Life Science Systems segment that resulted from our decision to discontinue production of certain products in the portfolio. In addition, in the third quarter of 2014, we eliminated certain engineering positions in support of a recently discontinued product in the Brooks Product Solutions segment. The remaining restructuring charges consist of severance and other workforce-related costs related to the on-going transition of the manufacturing of certain Polycold products to a third party contract manufacturer and other programs at various locations designed to improve our cost structure.
Total severance charges related to the outsourcing of the Polycold manufacturing operation are expected to be $1.1 million, including severance and retention fees. This charge is being recorded ratably over the period from notification of the closing in October 2012 to the actual service end date, or September 2014. The Company has expensed $0.9 million of the total charge as of June 30, 2014, and will expense the balance in the fourth quarter of fiscal year 2014.
Unpaid severance charges of $3.9 million as of June 30, 2014 are expected to be paid in the next twelve months.

We recorded restructuring charges of $0.6 million and $6.0 million for the three and nine months ended June 30, 2013, respectively. Restructuring charges in the three and nine months ended June 30, 2013 consisted of severance costs for workforce reductions implemented to consolidate the operations of Crossing, to transition the Polycold product line to a third party contract manufacturer and other programs designed to improve our cost structure. Restructuring charges also included costs to consolidate two of our facilities in California. In addition, the Company incurred other charges of $0.1 million related to a partial settlement of a defined benefit pension plan that covers substantially all of the Company’s employees in our Swiss office.
Interest Income
Interest income was $0.2 million and $0.7 million for the three and nine month periods ended June 30, 2014. Interest income was $0.3 million and $0.8 million for the three and nine month periods ended June 30, 2013.
Interest Expense
Interest expense related to the capital lease we entered in March 2014 was $0.1 million for the three and nine month periods ended June 30, 2014.
Other Income, Net
Other income, net was $0.2 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. Other income, net was $0.5 million and $0.4 million for the nine months ended June 30, 2014 and 2013, respectively.
Income Tax Benefit
We recorded an income tax benefit of $2.8 million and $0.9 million for the three and nine months ended June 30, 2014, respectively. The tax benefit is driven by U.S. and German pre-tax losses in the current quarter and $0.7 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in one of our foreign jurisdictions. These benefits are partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The gross deferred tax assets, including current and noncurrent, decreased from $113.5 million to $85.1 million during the three months ended June 30, 2014. The decrease of $28.4 million was primarily driven by a tax provision of $29.9 million related to the gain on the sale of discontinued operations. The gain on sale of discontinued operations was reported net of the tax effect in the Consolidated Statements of Operations.
We recorded an income tax benefit of $1.5 million and $5.1 million for the three and nine months ended June 30, 2013, respectively. The tax benefit for the three months ended June 30, 2013 was calculated based on quarterly pre-tax income. This unusual relationship in the effective rate between tax expense and pre-tax income, when compared to the U.S. statutory rate, was driven by a change in the estimated annual effective tax rate during the quarter which increased the estimate of year-to-date tax benefits on the losses incurred during the first nine months of the year. This benefit was partially offset by tax expense of $1.0 million related to a one-time dividend from a foreign subsidiary.
The tax benefit for the nine months ended June 30, 2013 was driven primarily by U.S. pre-tax losses. The tax benefit also included $0.9 million of tax benefits recognized from the reinstatement of the U.S. federal research and development tax credit which is offset by the tax expense of $1.0 million related to a one-time dividend from a foreign subsidiary.
Equity in Earnings of Equity Method Investments
Income from our equity method investments was $0.1 million and $1.3 million for the three and nine month periods ended June 30, 2014. Income from our equity method investments was $0.2 million for the three and nine month periods ended June 30, 2013. Income from equity method investments relates primarily to our 50% interest in ULVAC Cryogenics, Inc.
Income (Loss) from Discontinued Operations, Net of Tax
On March 17, 2014, we entered into an agreement to sell the Granville-Phillips business unit to MKS Instruments, Inc. for $87.0 million in cash. We determined that our Granville-Phillips business unit met the criteria to be reported as a discontinued operation. As a result, our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
Reported revenue for the three months ended June 30, 2014 and 2013 have been reduced by $4.4 million and $7.3 million, respectively. The pre-tax income from the discontinued operation was $57.4 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively. The after-tax income (loss) from the discontinued operation was $27.3 million and $(3.0) million for the three months ended June 30, 2014 and 2013, respectively. The results of the discontinued operation for the three months ended June 30, 2014 include the pre-tax gain of $56.8 million and the after-tax gain of $26.9 million from the sale of the Granville-Phillips business unit. Tax expense related to the gain on the sale of the business was $29.9 million, representing a tax rate of 52.7%, which is higher than the U.S. statutory rate. The goodwill that was disposed of in this transaction had no basis for tax purposes and increased the gain recognized for tax purposes.
Reported revenue for the nine months ended June 30, 2014 and 2013 have been reduced by $19.3 million and $20.9 million, respectively. The pre-tax income from the discontinued operation was $61.7 million and $5.9 million for the nine months ended June 30, 2014 and 2013, respectively. The after-tax income from the discontinued operation was $30.0 million and $0.9 million for the nine months ended June 30, 2014 and 2013, respectively. The results of the discontinued operation for the nine months ended June 30, 2014 include the gain from the sale of Granville-Phillips described in the preceding paragraph.
The tax expense allocated to the discontinued operation was $5.0 million for the nine months ended June 30, 2013. The allocation of tax expense to the discontinued operation represents the difference in total company tax expense when calculated with and without the results of the discontinued operation. In the three months ended June 30, 2013, the effect of excluding the discontinued operation increased the effective tax rate, and resulting benefit, attributable to the U.S. losses of the continuing operation, which thereby increased the tax expense allocated to the discontinued operation.
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
At June 30, 2014, we had cash, cash equivalents and marketable securities aggregating $243.8 million. This amount was composed of $115.6 million of cash and cash equivalents, $57.1 million of investments in short-term marketable securities and $71.1 million of investments in long-term marketable securities. We have obligations under a capital lease of $8.4 million at June 30, 2014.
Cash and cash equivalents were $115.6 million at June 30, 2014, an increase of $32.6 million from September 30, 2013. The increase in cash was primarily due to $85.4 million of net proceeds received from the sale of divested businesses and $40.3 million of cash flow from operations. This source of cash was partially offset by $38.6 million of net purchases of marketable securities, $37.8 million paid to acquire DMS and our investment in BioCision, LLC, $16.1 million of cash dividends paid to our shareholders and $3.4 million of capital expenditures.
Cash provided by operating activities was $40.3 million for the nine months ended June 30, 2014, and was composed of $31.3 million of net income, $29.7 million for non-cash related charges and $6.7 million of net working capital decreases which was partially offset by $27.4 million in connection with the gain on the sale of divested businesses. Non-cash related charges consisted of items such as $17.3 million of depreciation and amortization, $8.8 million of stock-based compensation, $3.0 million of impairment charges and a deferred tax provision of $1.1 million, which was partially offset by $1.3 million of undistributed losses of our equity method investments. The decrease in working capital is primarily due to a $13.2 million increase in deferred revenue and a $10.4 million decrease in accounts receivable, which was partially offset by a $15.7 million decrease in accounts payable. The increase in deferred revenue relates primarily to advance payments for life sciences automated sample storage systems.
Cash provided by investing activities was $5.8 million for the first nine months of fiscal 2014, and includes $85.4 million of net proceeds from the sale of divested businesses, which was partially offset by $37.8 million for the acquisition of DMS and our investment in BioCision, LLC, net purchases of marketable securities of $38.6 million and $3.4 million of capital expenditures.
Cash used in financing activities for the nine months ended June 30, 2014 was composed primarily of $16.1 million for the quarterly cash dividends we paid to our shareholders.
In March 2014,we exercised an option to renew the lease of a building and the related land on our Chelmsford, Massachusetts campus. We have leased this building since 2002. By exercising this option, we have also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments. The cost of the building and the land under the capital lease were included in the Consolidated Balance Sheets as property, plant and equipment at $6.4 million and $2.1 million, respectively, and the building will be depreciated over its estimated useful life. Our remaining obligation under the capital lease is $8.4 million, of which $0.9 million will be paid in the next twelve months.
We had approximately $21.0 million of letters of credit outstanding at June 30, 2014. We issue these letters of credit related to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While we do not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements.
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
On July 30, 2014, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.7 million will be paid on September 26, 2014 to shareholders of record at the close of business on September 5, 2014. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash equivalents consist principally of money market securities, which are short-term in nature. Our short-term and long-term investments consist primarily of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At June 30, 2014, our unrealized loss position on marketable securities was $23,000, which is included in accumulated other comprehensive income in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.0 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 30% of our total sales for the first nine months of fiscal year 2014. In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. Outstanding short-term advances were approximately $24.5 million at June 30, 2014. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to hedge our exposures. We incurred a foreign currency loss of $0.8 million for the nine months ended June 30, 2014, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2014 would result in a $0.5 million change in our net income.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in the 2013 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2013 Annual Report on Form 10-K, although we may disclose changes to such risk factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock units the opportunity to elect to sell their shares to the Company at the time of vesting to satisfy tax obligations due in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2014. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 — 30, 2014	—	$—	—
May 1 — 31, 2014	—	—	—
June 1 — 30, 2014	3,436	9.33	3,436
Total	3,436	$9.33	3,436

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

2.1
Share Purchase and Transfer Agreement, effective as of April 29, 2014, by and among Brooks Automation, Inc., Brooks Automation (Germany) GmbH, DMS Beteiligungs GmbH, and HSH Nordbank AG, (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on May 5, 2014).

10.1
Asset Purchase Agreement dated March 17, 2014 by and between Brooks Automation, Inc. and MKS Instruments, Inc., as amended, (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 30, 3014).

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

DATE: July 31, 2014	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: July 31, 2014	/S/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Purchase and Transfer Agreement, effective as of April 29, 2014, by and among Brooks Automation, Inc., Brooks Automation (Germany) GmbH, DMS Beteiligungs GmbH, and HSH Nordbank AG, (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on May 5, 2014).

10.1
Asset Purchase Agreement dated March 17, 2014 by and between Brooks Automation, Inc. and MKS Instruments, Inc., as amended, (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 30, 3014).

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.