Form 10-Q
period 2014-12-31
BROOKS AUTOMATION INC
filed 2015-02-05
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2014
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________
Commission File Number 000-25434

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 28, 2015: common stock, $0.01 par value and 67,314,057 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31, 2014	September 30, 2014
Assets
Current assets
Cash and cash equivalents	$77,759	$94,114
Marketable securities	58,648	68,130
Accounts receivable, net	75,675	80,106
Inventories	94,936	93,567
Deferred tax assets	17,367	19,009
Prepaid expenses and other current assets	15,166	19,387
Total current assets	339,551	374,313
Property, plant and equipment, net	47,918	50,183
Long-term marketable securities	82,288	83,212
Long-term deferred tax assets	73,120	67,563
Goodwill	117,652	109,501
Intangible assets, net	62,722	59,550
Equity method investments	27,197	28,944
Other assets	6,699	4,772
Total assets	$757,147	$778,038
Liabilities and equity
Current liabilities
Accounts payable	$37,674	$33,740
Capital lease obligation	881	881
Deferred revenue	25,657	26,279
Accrued warranty and retrofit costs	6,255	6,499
Accrued compensation and benefits	12,353	21,663
Accrued restructuring costs	3,928	3,475
Accrued income taxes payable	2,966	1,808
Deferred tax liabilities	847	808
Accrued expenses and other current liabilities	14,094	18,688
Total current liabilities	104,655	113,841
Long-term capital lease obligation	7,296	7,417
Long-term tax reserves	5,293	5,708
Long-term deferred tax liabilities	3,941	2,567
Long-term pension liability	1,715	1,774
Other long-term liabilities	3,633	3,842
Total liabilities	126,533	135,149
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,775,926 shares issued and 67,314,057 shares outstanding at December 31, 2014, 80,375,777 shares issued and 66,913,908 shares outstanding at September 30, 2014	808	804
Additional paid-in capital	1,835,998	1,834,619
Accumulated other comprehensive income	11,502	15,687
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,016,738)	(1,007,265)
Total equity	630,614	642,889
Total liabilities and equity	$757,147	$778,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2014	2013
Revenue
Product	$99,730	$93,130
Services	23,006	23,942
Total revenue	122,736	117,072
Cost of revenue
Product	70,220	60,736
Services	13,428	15,445
Total cost of revenue	83,648	76,181
Gross profit	39,088	40,891
Operating expenses
Research and development	13,489	12,551
Selling, general and administrative	29,411	26,135
Restructuring and other charges	2,668	747
Total operating expenses	45,568	39,433
Operating income (loss)	(6,480)	1,458
Interest income	251	246
Interest expense	(102)	—
Other income, net	1,019	259
Income (loss) before income taxes and equity in earnings (losses) of equity method investments	(5,312)	1,963
Income tax provision (benefit)	(3,110)	793
Income (loss) before equity in earnings (losses) of equity method investments	(2,202)	1,170
Equity in earnings (losses) of equity method investments	(532)	749
Income (loss) from continuing operations	(2,734)	1,919
Income from discontinued operations, net of tax	—	1,577
Net income (loss)	(2,734)	3,496
Net income attributable to noncontrolling interests	—	(48)
Net income (loss) attributable to Brooks Automation, Inc.	$(2,734)	$3,448
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$(0.04)	$0.03
Net income from discontinued operations, net of tax	—	0.02
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$(0.04)	$0.05
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$(0.04)	$0.03
Net income from discontinued operations, net of tax	—	0.02
Diluted net income (loss) per share attributable to Brooks Automation, Inc.	$(0.04)	$0.05
Dividend declared per share	$0.10	$0.08

Shares used in computing earnings (loss) per share:
Basic	67,126	66,355
Diluted	67,126	67,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three months ended December 31,
	2014	2013
Net income (loss)	$(2,734)	$3,496
Comprehensive income (loss):
Change in cumulative translation adjustment	(4,142)	(294)
Change in unrealized loss on marketable securities	(65)	(1)
Change in fair value on cash flow hedges	—	105
Actuarial gain	22	11
Comprehensive income (loss)	(6,919)	3,317
Comprehensive income attributable to noncontrolling interests	—	(48)
Comprehensive income (loss) attributable to Brooks Automation, Inc.	$(6,919)	$3,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(2,734)	$3,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,403	5,729
Impairment of intangible assets	—	398
Stock-based compensation	3,483	2,754
Amortization of premium on marketable securities	336	285
Undistributed losses (earnings) of equity method investments	532	(749)
Deferred income tax provision (benefit)	(4,107)	1,164
Loss on disposal of long-lived assets	2	4
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	4,973	1,901
Inventories	(236)	942
Prepaid expenses and other current assets	1,754	665
Accounts payable	2,117	(4,521)
Deferred revenue	705	(3,250)
Accrued warranty and retrofit costs	(290)	(528)
Accrued compensation and benefits	(9,333)	1,154
Accrued restructuring costs	519	51
Accrued expenses and other current liabilities	(1,089)	(1,022)
Net cash provided by operating activities	3,035	8,473
Cash flows from investing activities
Purchases of property, plant and equipment	(1,576)	(1,015)
Purchases of marketable securities	(22,269)	(26,082)
Sale/maturity of marketable securities	32,201	18,595
Acquisition, net of cash acquired	(15,428)	—
Other investment	(2,500)	—
Decrease in restricted cash	—	177
Net cash used in investing activities	(9,572)	(8,325)
Cash flows from financing activities
Principal repayment of capital lease obligation	(121)	—
Common stock dividend paid	(6,731)	(5,391)
Net cash used in financing activities	(6,852)	(5,391)
Effects of exchange rate changes on cash and cash equivalents	(2,966)	287
Net decrease in cash and cash equivalents	(16,355)	(4,956)
Cash and cash equivalents, beginning of period	94,114	82,971
Cash and cash equivalents, end of period	$77,759	$78,015

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
Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2014 (the "2014 Annual Report on Form 10-K").
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
The Company’s significant accounting policies are described in Note 2 in the 2014 Annual Report on Form 10-K.
Recently Enacted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for presentation of unrecognized tax benefits. The prior guidance related to unrecognized tax benefits did not explicitly address financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amended guidance eliminates the existing diversity in practice in the presentation of unrecognized tax benefits in these instances. Under the amended guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction of a deferred tax asset when an operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. On October 1, 2014 the Company adopted this guidance, which had no impact on its financial position or results of operations.
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
In January 2015, the FASB issued new accounting guidance to simplify income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. This guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance will have no impact on the Company's financial position and results of operations.
2. Stock-Based Compensation
The Company may issue restricted stock units and restricted stock awards collectively ("restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense, excluding amounts related to discontinued operations, recorded during the three months ended December 31, 2014 and 2013 (in thousands):

	Three months ended December 31,
	2014	2013
Restricted stock units	$3,372	$2,610
Employee stock purchase plan	111	113
	$3,483	$2,723
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
The Company grants restricted stock units that vest over a required service period and awards where vesting is dependent upon achieving certain operating performance goals. Restricted stock units granted with performance goals also have a required service period. The following table reflects restricted stock units granted, including awards related to the discontinued operation, during the three months ended December 31, 2014 and 2013:

	Total Units	Time-Based Units	Performance-Based Units
Three months ended December 31, 2014	1,375,500	551,250	824,250
Three months ended December 31, 2013	1,332,000	523,875	808,125
Time-based Grants
Units granted with a required service period typically have three year vesting schedules in which, subject to the award holder meeting service requirements, one-third vest at the first anniversary of the date of grant, one-third vest at the second anniversary of the date of grant and one-third vest at the third anniversary of the date of grant, except that time-based awards granted to the Company’s Board of Directors vest immediately.
Performance-based Grants
Performance-based units have performance criteria established by the Company’s Human Resources and Compensation Committee and the Board of Directors. The criteria for performance-based awards are weighted and have minimum performance thresholds, which if not met result in no vesting as to that metric’s weighted percentage.
Performance-based awards granted in fiscal year 2014 included provisions where participants could achieve up to 200% of the targeted number of performance-based awards if the Company’s performance exceeds the target. The measurement of achievement against performance-based units granted in fiscal year 2014 occurred at the end of fiscal year 2014 to determine the number of earned units eligible for subsequent vesting, in which one-half vest at the second anniversary of the date of grant and one-half vest at the third anniversary of the date of grant, subject to the award holder meeting service requirements.
The Company exceeded the fiscal year 2014 financial objectives associated with the performance-based awards which were granted in the first quarter of fiscal year 2014. Under the terms of the award, a total of 1,250,169 units could vest, subject to award holders satisfying the service requirement, which is an increase of 442,044 units over the target grant. Units granted to the employees of Granville-Phillips were forfeited upon completion of the sale.
Performance-based awards granted in fiscal year 2015 included provisions where participants could achieve up to 200% of the targeted number of performance-based awards if the Company’s performance exceeds the target objectives.
Sixty percent of the performance-based units granted in fiscal year 2015 have certain performance criteria to be measured at the end of fiscal year 2015 to determine the number of earned units, in which one-half vest at the second anniversary of the date of grant and one-half vest at the third anniversary of the date of grant, subject to the award holder meeting service requirements. Forty percent of the performance-based units granted in fiscal year 2015 have certain performance criteria to be measured over a three year period to be measured at the end of fiscal year 2017 with any earned units vesting at the third anniversary of the date of the grant, subject to award holders satisfying the service requirement.
Stock Option Activity
The following table summarizes stock option activity for the three months ended December 31, 2014:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2014	5,550		$13.20
Forfeited/expired	—		—
Outstanding at December 31, 2014	5,550	0.1 years	$13.20	$—
Vested at December 31, 2014	5,550	0.1 years	$13.20	$—
Options exercisable at December 31, 2014	5,550	0.1 years	$13.20	$—
Based on the Company’s closing stock price of $12.75 as of December 31, 2014, there was no intrinsic value to the option holders.
No stock options were granted during the three months ended December 31, 2014 or 2013. There were no stock option exercises in the three months ended December 31, 2014 or 2013.
As of December 31, 2014, there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the three months ended December 31, 2014:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2014	2,726,485	$11.05
Restricted stock units granted	1,375,500	11.94
Restricted stock units vested	(577,021)	11.92
Restricted stock units canceled	(206,083)	9.80
Outstanding at December 31, 2014	3,318,881	$11.90
The fair value of restricted stock units vested during the three months ended December 31, 2014 and 2013 was $6.9 million and $3.1 million, respectively.
As of December 31, 2014, the unrecognized compensation cost related to restricted stock units that is expected to vest is $27.0 million and will be recognized over an estimated weighted average service period of 2.1 years.
Employee Stock Purchase Plan
There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2014 and 2013.

3. Discontinued Operations
The Granville-Phillips business unit developed, manufactured, sold and serviced vacuum measurement and gas analysis instrumentation to semiconductor and non-semiconductor customers. In March 2014, the Company entered into an agreement to sell this business for $87.0 million in cash. The sale was completed on May 30, 2014. The Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. Summarized results of the discontinued operation are as follows (in thousands):

	Three months ended
	December 31, 2014	December 31, 2013
Revenue	$—	$7,515

Income from discontinued operations	$—	$2,484
Income tax provision	—	907
Income from discontinued operations, net of tax	$—	$1,577
The presentation of the Granville-Phillips business as a discontinued operation had no impact on previously reported net income (loss) or stockholders' equity.
4. Acquisitions
Acquisitions Completed in Fiscal Year 2015
On October 1, 2014, the Company acquired all of the outstanding stock of FluidX Ltd. (“FluidX”), a UK based provider of biological sample storage tubes and complementary bench-top instruments. The Company paid, in cash, aggregate merger consideration of $15.4 million, net of cash acquired. The acquisition of FluidX provides the Company with the opportunity to enhance its existing capabilities with respect to biobanking solutions in the Brooks Life Science Systems segment.
The Company recorded the assets and liabilities associated with FluidX at their fair values as of the acquisition date. The preliminary amounts recorded were as follows (in thousands):

Accounts receivable	$1,980
Inventory	3,177
Prepaid and other current assets	213
Property, plant and equipment	101
Completed technology	1,230
Trademarks and trade names	750
Customer relationships	4,810
Goodwill	7,850
Accounts payable	(2,079)
Deferred revenue	(72)
Accrued liabilities	(992)
Long-term deferred tax liabilities	(1,540)
Total purchase price, net of cash acquired	$15,428
The purchase price was allocated based on the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective.
At December 31, 2014 the Company had $2.3 million in escrow related to potential working capital adjustments. The Company has not yet completed the final allocation of the consideration in connection with the acquisition of FluidX, but expects to do so in the measurement period.
The Company used the relief-from-royalty method, a form of the income approach, to value the trademarks and existing technology acquired. The principle behind this method is that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible assets. The Company used the excess-earnings method, a form of the income approach, to value the customer relationships acquired. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only.

The weighted average amortization periods for intangible assets acquired in the FluidX acquisition are 7.0 years for each of completed technology, trademarks, and customer relationships. The intangible assets acquired will be amortized using an accelerated depreciation method which approximates the pattern in which the economic benefits are expected to be realized.
Goodwill represents the excess of the consideration transferred over the net assets acquired and has been assigned to the Company's Brooks Life Science Systems segment. Goodwill is primarily the result of expected synergies from combining the operations of FluidX with the Company. Goodwill arising from the acquisition of FluidX is not deductible for tax purposes.
The operating results of FluidX have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. Revenue from FluidX for the quarter ended December 31, 2014 was $3.6 million and the net loss was $0.5 million. The net loss includes charges to expense of $1.0 million related to the step-up in value of the acquired inventories and $0.3 million of amortization expense.
Acquisitions Completed in Fiscal Year 2014
    On April 30, 2014, the Company acquired all the outstanding stock of Dynamic Micro Systems Semiconductor Equipment GmbH (“DMS”), a German provider of automated contamination control solutions for front opening unified pod, or "FOUP," carriers and reticle storage, targeted at improving yield of semiconductor processes at semiconductor fabrication plants. The Company paid, in cash, aggregate merger consideration of $31.6 million, net of cash acquired. The acquisition of DMS expanded the Company’s capabilities at semiconductor fabrication plants for yield improvement on new technology nodes.
The Company recorded the assets and liabilities associated with DMS at their fair values as of the acquisition date. The preliminary amounts recorded were as follows (in thousands):

Accounts receivable	$15,262
Inventory	9,750
Prepaid and other current assets	2,727
Property, plant and equipment	2,049
Completed technology	3,610
Customer relationships	7,100
Goodwill	11,939
Accounts payable	(10,393)
Accrued liabilities	(5,522)
Deferred revenue	(1,309)
Long-term deferred tax liabilities	(3,588)
Total purchase price, net of cash acquired	$31,625
The purchase price was allocated based on the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective.
The Company reached settlement on certain working capital adjustments and other issues with the sellers of DMS' stock in the fourth quarter of fiscal year 2014. As a result of this settlement, the Company received $2.2 million in the first quarter of fiscal year 2015 from certain escrows established at the date of acquisition. At December 31, 2014, $3.0 million remained in escrow related to potential future claims against the sellers of DMS' stock. The Company has not yet completed the final allocation of the consideration paid in connection with the acquisition of DMS with respect to matters associated with the balances held in escrow and the potential impact of these matters on deferred tax liabilities. However, the Company expects to complete the final allocation within the measurement period.
The Company used the relief-from-royalty method, a form of the income approach, to value the completed technology acquired. The principle behind this method is that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. The Company used the excess-earnings method, a form of the income approach, to value the customer relationships acquired. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The weighted average amortization periods for intangible assets acquired in the DMS acquisition are 5.0 years for completed technologies and 8.0 years for customer relationships. The intangible assets acquired will be amortized using methods that approximate the pattern in which the economic benefits are expected to be realized, including variable declining balance and straight-line methods.
Goodwill represents the excess of the consideration transferred over the net assets acquired and has been assigned to the Company's Brooks Product Solutions segment. Goodwill is primarily the result of expected synergies from combining the operations of DMS with the Company. Goodwill arising from the acquisition of DMS is not deductible for tax purposes. In the first quarter of fiscal year 2015, the Company increased the opening goodwill balance by $0.3 million as a result of a fair value adjustment recorded to inventory.
The operating results of DMS have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition. Revenue from DMS for the three months ended December 31, 2014 was $7.2 million and the net loss was $0.3 million. The net loss for the three months ended December 31, 2014 includes charges to expense of $0.6 million related to the step-up in value of the acquired inventories, amortization of acquired intangible assets of $0.6 million and restructuring charges of $0.3 million.
The following pro forma summary presents consolidated information of the Company as if the acquisition of DMS occurred on October 1, 2013 (in thousands):

Three months ended December 31, 2013
Revenue	$119,445
Net loss attributable to Brooks Automation, Inc.	(607)
The pro forma net loss has been adjusted to reflect additional amortization from adjustments to intangible assets as if those adjustments had been applied as of October 1, 2013.
5. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. The Company did not identify any indicators of goodwill impairment during the three month period ended December 31, 2014 that would warrant an interim test.
The components of the Company’s goodwill, excluding amounts related to the discontinued operations, by business segment at December 31, 2014 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2014	$494,275	$156,792	$47,378	$26,014	$724,459
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2014	56,569	5,554	47,378	—	109,501
Acquisitions and adjustments during the three months ended December 31, 2014	301	—	7,850	—	8,151
Goodwill, less accumulated impairments at December 31, 2014	$56,870	$5,554	$55,228	$—	$117,652
Components of the Company’s identifiable intangible assets, excluding amounts related to the discontinued operations, are as follows (in thousands):

	December 31, 2014			September 30, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,326	$482	$7,808	$7,300	$508
Completed technology	58,326	42,716	15,610	57,155	41,539	15,616
Trademarks and trade names	4,242	3,536	706	3,496	3,496	—
Customer relationships	77,606	31,682	45,924	73,389	29,963	43,426
	$147,982	$85,260	$62,722	$141,848	$82,298	$59,550
The Company recorded an increase to goodwill in the amount of $8.2 million during the three months ended December 31, 2014. The increase relates to the acquisition of FluidX in the amount of $7.9 million, representing the excess of the consideration transferred over the net assets acquired from FluidX. The remaining increase is due to a fair value adjustment recorded to DMS inventory, resulting in a $0.3 million increase to opening goodwill.
The Company is required to test certain long-lived assets when indicators of impairment are present. The Company evaluated the existence of impairment indicators on long-lived assets for the three months ended December 31, 2014 and determined that the indicators were not present. The Company initially determined that impairment indicators were present for the long-lived assets related to the Celigo product line as of September 30, 2013. The long-lived assets in question were tested for recoverability, which resulted in the conclusion that the carrying amounts of the assets were not fully recoverable. As a result of this analysis, management determined that an impairment loss of $2.0 million had occurred as of September 30, 2013. The Company revised its estimate of the fair value of these assets during the three months ended December 31, 2013 and determined that an additional impairment loss of $0.4 million, representing the remaining carrying value of the long-lived assets, was required. These impairment losses were recorded in the Brooks Life Science Systems segment. The Company completed the sale of the Celigo product line in the second quarter of fiscal year 2014.
6. Income Taxes
The Company recorded an income tax benefit of $3.1 million for the three months ended December 31, 2014. The tax benefit is driven by U.S. pre-tax losses in the current quarter, $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits are partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The Company recorded an income tax provision of $0.8 million for the three months ended December 31, 2013. This tax provision substantially consists of U.S. and foreign income taxes, as well as interest related to unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of December 31, 2014, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
The Company is subject to U.S. federal income tax and various state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company's U.S. and foreign jurisdictions, the years that may be examined vary, with the earliest tax year being 2008. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, the related unrecognized tax benefits could change from those recorded in the Company's Consolidated Balance Sheets. It is reasonably possible that the unrecognized tax benefit will be reduced by an amount in the range between $1.3 million and $2.4 million during the next twelve months as the result of the expiration of statutes of limitations and the settlement of foreign income tax audits.
7. Earnings per Share
Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended December 31,
	2014	2013
Weighted average common shares outstanding used in computing basic earnings per share	67,126	66,355
Dilutive common stock options and restricted stock units	—	771
Weighted average common shares outstanding for purposes of computing diluted earnings per share	67,126	67,126
Options to purchase approximately 6,000 and 16,000 shares of common stock and 513,000 and 0 restricted stock units were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended December 31, 2014 and 2013, respectively, as their effect would be anti-dilutive. All outstanding stock options and unvested shares of restricted stock units were excluded from the computation of diluted earnings per share for the three months ended December 31, 2014 as a result of the net loss for that period.
8. Segment Information
The Company reports financial results in three segments: Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. A description of segments is included in the 2014 Annual Report on Form 10-K, included in Note 18.
The Company evaluates the performance of, and allocates resources to, each of its segments based on their revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses, amortization of acquired intangible assets (excluding completed technology) and restructuring and other charges are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon multiple cost drivers associated with the respective administrative function, including segment revenue, segment headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, marketable securities, deferred tax assets and equity method investments.
Financial information for the Company’s business segments, excluding amounts related to the discontinued operations, is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended December 31, 2014
Revenue
Product	$82,856	$4,108	$12,766	$99,730
Services	—	19,089	3,917	23,006
	$82,856	$23,197	$16,683	$122,736
Gross profit	$26,922	$8,463	$3,703	$39,088
Segment operating income (loss)	$462	$3,553	$(5,516)	$(1,501)

Three months ended December 31, 2013
Revenue
Product	$81,556	$3,439	$8,135	$93,130
Services	—	19,880	4,062	23,942
	$81,556	$23,319	$12,197	$117,072
Gross profit	$28,501	$7,825	$4,565	$40,891
Segment operating income (loss)	$4,328	$2,843	$(3,475)	$3,696

Assets
December 31, 2014	$246,542	$54,809	$117,559	$418,910
September 30, 2014	$252,944	$58,678	$103,498	$415,120

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three months ended December 31, 2014 and 2013 is as follows (in thousands):

	Three months ended December 31,
	2014	2013
Segment operating income (loss)	$(1,501)	$3,696
Amortization of acquired intangible assets	1,912	1,456
Restructuring and other charges	2,668	747
Other unallocated corporate expenses	399	35
Total operating income (loss)	$(6,480)	$1,458

A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of December 31, 2014 and September 30, 2014 is as follows (in thousands):

	December 31, 2014	September 30, 2014
Segment assets	$418,910	$415,120
Cash, cash equivalents and marketable securities	218,695	245,456
Deferred tax assets	90,487	86,572
Equity method investments	27,197	28,944
Other unallocated corporate net assets	1,858	1,946
Total assets	$757,147	$778,038
9. Significant Customers
The Company had one customer that accounted for more than 10% of its revenue, at 13%, in each of the three months ended December 31, 2014 and 2013. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at December 31, 2014 or September 30, 2014.
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
10. Restructuring and Other Charges
The Company recorded restructuring charges of $2.7 million for the three months ended December 31, 2014. These restructuring charges relate primarily to severance costs of $1.5 million and facility exit related costs of $1.2 million.
The severance charges are related to an initiated restructuring plan to reduce the Company’s workforce in order to improve the Company’s cost structure and ongoing cost discipline. The reduction in workforce was primarily a result of consolidation of positions in the United States and Germany, including reductions related to the integration of the Company's acquisition of DMS.
The facility exit costs are due to the outsourcing of manufacturing certain of the Company’s line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility costs were estimated according to future lease payments and expected operating costs to be paid throughout the termination of the facility lease.
The Company recorded a restructuring charge of $0.7 million for the three months ended December 31, 2013. These restructuring costs consisted primarily of severance and other workforce-related costs resulting from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing of the Company’s Polycold products to a third party contract manufacturer and other programs designed to improve the Company’s cost structure.

The activity for the three months ended December 31, 2014 and 2013 related to the Company's restructuring-related accruals, excluding amounts related to the discontinued operations, is summarized below (in thousands):

	Activity — Three months ended December 31, 2014
	Balance at September 30, 2014	Expense	Utilization	Balance at December 31, 2014
Facilities and other	$71	$1,205	$(101)	$1,175
Workforce-related	3,404	1,463	(2,114)	2,753
	$3,475	$2,668	$(2,215)	$3,928

	Activity — Three months ended December 31, 2013
	Balance at September 30, 2013	Expense	Utilization	Balance at December 31, 2013
Facilities and other	$155	$6	$(104)	$57
Workforce-related	1,257	741	(593)	1,405
	$1,412	$747	$(697)	$1,462

The Company anticipates that the accrued restructuring costs at December 31, 2014 will be substantially paid in the next twelve months.
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
The components of the Company’s net pension cost for the three months ended December 31, 2014 and 2013 are as follows (in thousands):

	Three months ended December 31,
	2014	2013
Service cost	$119	$100
Interest cost	31	39
Amortization of losses	—	1
Expected return on assets	(53)	(53)
Net periodic pension cost	$97	$87
12. Other Balance Sheet Information
The following is a summary of accounts receivable at December 31, 2014 and September 30, 2014 (in thousands):

	December 31, 2014	September 30, 2014
Accounts receivable	$76,883	$81,270
Less allowance for doubtful accounts	(1,082)	(1,031)
Less allowance for sales returns	(126)	(133)
	$75,675	$80,106

The following is a summary of inventories at December 31, 2014 and September 30, 2014, excluding amounts related to discontinued operations (in thousands):

	December 31, 2014	September 30, 2014
Inventories
Raw materials and purchased parts	$58,034	$57,250
Work-in-process	20,538	20,068
Finished goods	16,364	16,249
	$94,936	$93,567
Reserves for excess and obsolete inventory were $25.9 million and $26.0 million, excluding amounts related to discontinued operations, at December 31, 2014 and September 30, 2014, respectively.
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
Product warranty and retrofit activity on a gross basis for the three months ended December 31, 2014 and 2013, excluding amounts related to discontinued operations, is as follows (in thousands):

Activity - Three months ended December 31, 2014
Balance at September 30, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at December 31, 2014
$6,499	$81	$2,717	$(3,042)	$6,255

Activity - Three months ended December 31, 2013
Balance at September 30, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at December 31, 2013
$7,260	$—	$1,875	$(2,373)	$6,762

13. Equity Method Investments
The Company accounts for certain of its investments using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings (losses) of the investee with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
In March 2014, the Company acquired a 22% equity interest in BioCision, LLC (“BioCision”), a privately-held company based in Larkspur, California, for $4.0 million. BioCision develops, manufactures and markets cell cryopreservation products used to improve and standardize the tools and methods for biomaterial sample handling. The Company determined that the level of equity investment at risk was not sufficient for BioCision to finance its activities without additional financial support and as a result, represented a variable interest entity. However, the Company does not have the power to direct the activities that most significantly impact BioCision’s economic performance, and therefore does not qualify as the primary beneficiary.
For the three months ended December 31, 2014, the Company recorded a loss associated with BioCision of $0.2 million. At December 31, 2014, the carrying value of the investment in BioCision in the Company’s Consolidated Balance Sheet was $3.5 million.
On December 22, 2014 the Company purchased BioCision five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision for a total of $2.5 million. The convertible debt securities were accounted for under the fair value method, and were recorded at fair value. The warrant was accounted for as a derivative and was recorded at fair value. The Company will subsequently measure the fair value of the BioCision convertible debt securities and warrant each reporting period, and the respective gain or loss will be recognized in earnings. Interest accrues on the convertible debt securities at a rate of 9% per annum, and is due with the principal upon maturity. Under this agreement with BioCision, the

Company may provide additional financing up to $2.5 million subject to its satisfaction that certain financial criteria are met. As a result of the funding, the Company reconsidered whether BioCision represents a variable interest entity. The Company concluded that the level of equity investment at risk is still insufficient for BioCision to finance its activities without additional support, thus will remain a variable interest entity. However, the Company still does not have the power to direct the activities that most significantly impact BioCision’s economic performance, and therefore still does not qualify as the primary beneficiary. As such, the Company concluded that BioCision will not be consolidated in its financial statements. For further information regarding the convertible debt securities and warrant, see Note 17, “Fair Value Measurements”.
ULVAC Cryogenics, Inc.
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended December 31, 2014 and 2013, the Company recorded income associated with UCI of $0.3 million and $0.8 million, respectively. At December 31, 2014, the carrying value of UCI in the Company’s Consolidated Balance Sheet was $21.9 million. For each of the three months ended December 31, 2014 and 2013, management fee payments received by the Company from UCI were $0.2 million. For each of the three months ended December 31, 2014 and 2013, the Company incurred charges from UCI for products or services of $0.1 million. At December 31, 2014 and September 30, 2014, the Company owed UCI $61,000 and $79,000, respectively, in connection with accounts payable for unpaid products and services.
Yaskawa Brooks Automation, Inc.
The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. During the first quarter of fiscal year 2015, the Company and Yaskawa agreed in principle to dissolve the joint venture. Related to this planned dissolution, YBA assessed the recoverability of assets held in the event of dissolution and communicated an impairment in the carrying value of its assets to the equity partners. The Company recognized the fair value adjustment through the YBA earnings in the amount of $0.7 million. Including these impairment charges, the Company recorded $0.7 million of losses associated with YBA for the three months ended December 31, 2014, compared to losses of $18,000, for the three months ended December 31, 2013. At December 31, 2014, the carrying value of YBA in the Company’s Consolidated Balance Sheet was $1.7 million. For the three months ended December 31, 2014 and 2013, revenue earned by the Company from YBA was $1.1 million and $0.7 million, respectively. For the three months ended December 31, 2014 and 2013, the Company incurred charges from YBA for products or services of $0.4 million and $0.1 million, respectively.
The amount due from YBA included in accounts receivable at December 31, 2014 and September 30, 2014 was $1.5 million and $2.1 million, respectively. At each of December 31, 2014 and September 30, 2014, the Company owed YBA $0.1 million in connection with accounts payable for unpaid products and services. The Company expects the YBA dissolution to be completed within the second quarter of fiscal year 2015.
14. Note Receivable
In 2012, the Company provided a strategic partner (the “Borrower”) a loan of $3.0 million to support the Borrower's future product development and other working capital requirements. The loan bears interest at a rate of 9% and the outstanding principal and interest was payable in May 2015. The Company also received a warrant to purchase the Borrower's common stock in the event of an equity offering by the Borrower and certain other rights related to conversion of the loan, first refusal to acquire the Borrower and a redemption premium. The loan was secured by a security agreement granting the Company a first-priority security interest in all of the assets of the Borrower.
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
During the third quarter of fiscal year 2014, the Borrower informed the Company of its intent to secure additional funding from an investment program funded by the Commonwealth of Massachusetts designed to support early-stage companies. In connection with the Borrower’s efforts to secure additional financing, the Company agreed to subordinate its security interest in the assets of the Borrower to the new lender. Additionally, the Company agreed to extend the due date of its loan by approximately 5 years, to September 2019, in order to coincide with the due date of the new loan. The amended loan has a stated interest rate of 10%.

In connection with its efforts to secure additional financial support, the Borrower developed revised assumptions about its future cash flows. Based on the information provided by the Borrower, and the subordination to the new lender, the Company determined it was probable that it would not recover all amounts due from the loan and recorded an impairment charge of $2.6 million in the third quarter of fiscal year 2014. The impairment charge, which included the warrant write-off, was recorded in the Consolidated Statements of Operations in selling, general and administrative expenses.
The fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, less amounts committed by the new lender. The observable inputs used in the Company's analysis were limited primarily to the discount rate, which was based on a rate commensurate with the risks and uncertainties of the Borrower. As a result, the fair value of the loan at December 31, 2014, which the Company currently estimates to be $1.0 million, could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
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
Net gains and losses recorded as a component of "Other income, net" in the Consolidated Statements of Operations related to these contracts for the three months ended December, 2014 and 2013 is as follows (in thousands):

	Three months ended December 31,
	2014	2013
Realized gains on derivative instruments not designated as hedging instruments	$301	$47

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at December 31, 2014 and September 30, 2014 (in thousands):
December 31, 2014:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,327	Japanese Yen	December 2014 to March 2015	160,000	$—	$1
British Pound	1,700	Euro	January 2015	1,326	—	6
U.S. Dollar	1,581	Euro	January 2015	1,300	—	31
U.S. Dollar	502	Taiwan Dollar	January 2015	16,000	—	1
U.S. Dollar	622	British Pound	January 2015	400	—	1
Korean Won	590,000	U.S. Dollar	January 2015	534	3	—
U.S. Dollar	199	Japanese Yen	January 2015	24,000	—	—
U.S. Dollar	762	Israeli Shekel	January 2015	3,000	—	2
					$3	$42
September 30, 2014:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,736	Japanese Yen	October 2014 to December 2014	190,000	$—	$11
U.S. Dollar	1,395	Euro	October 2014	1,100	—	16
U.S. Dollar	656	Taiwan Dollar	October 2014	20,000	—	5
U.S. Dollar	650	British Pound	October 2014	400	—	5
U.S. Dollar	731	Israeli Shekel	October 2014	2,700	—	5
U.S. Dollar	76	Korean Won	October 2014	80,000	—	1
British Pound	3,513	Euro	October 2014	4,500	—	15
					$—	$58
The fair values of the forward contracts described above are recorded in the Company's Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities".
Stock Warrant
The BioCision warrant agreement contains net share settlement provisions, which permit the Company to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). The value of the stock warrant will fluctuate primarily in relation to the value of BioCision's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrant is recognized in "Other income, net" on the Consolidated Statements of Income. See Note 17 “Fair Value Measurements” for further information regarding the fair value of the stock warrant.
16. Marketable Securities
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

The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of December 31, 2014 and September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
U.S. Treasury securities and obligations of U.S. government agencies	$29,054	$—	$(45)	$29,009
Corporate securities	64,948	4	(198)	64,754
Mortgage-backed securities	937	31	—	968
Other debt securities	7,361	—	(9)	7,352
Municipal securities	18,800	1	(31)	18,770
Bank certificate of deposits	20,083	1	(1)	20,083
	$141,183	$37	$(284)	$140,936
September 30, 2014:
U.S. Treasury securities and obligations of U.S. government agencies	$26,052	$1	$(39)	$26,014
Corporate securities	74,614	23	(174)	74,463
Mortgage-backed securities	964	36	—	1,000
Other debt securities	7,358	—	(10)	7,348
Municipal securities	15,888	1	(16)	15,873
Bank certificate of deposits	26,645	2	(3)	26,644
	$151,521	$63	$(242)	$151,342
The fair value of the marketable securities at December 31, 2014 by contractual maturity, are shown below (in thousands):

Fair Value
Due in one year or less	$58,648
Due after one year through five years	78,958
Due after ten years	3,330
$140,936
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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$2,848	$1,950	$898	$—
Available-for-sale securities	140,936	—	140,936	—
Foreign exchange contracts	3	—	3	—
Convertible debt securities	2,458	—	—	2,458
Stock warrant	40	—	—	40
Total Assets	$146,285	$1,950	$141,837	$2,498
Liabilities
Foreign exchange contracts	$42	$—	$42	$—
     The convertible debt securities and stock are included in "Other assets" in the Consolidated Balance Sheets.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$6,404	$5,166	$1,238	$—
Available-for-sale securities	151,342	—	151,342	—
Total Assets	$157,746	$5,166	$152,580	$—
Liabilities
Foreign exchange contracts	$58	$—	$58	$—
Cash Equivalents
Cash equivalents of $2.0 million and $5.2 million at December 31, 2014 and September 30, 2014, respectively, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $0.9 million and $1.2 million at December 31, 2014 and September 30, 2014, respectively, consisting primarily of Bank Certificate of Deposits, are classified within Level 2 of the hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $140.9 million and $151.3 million at December 31, 2014 and September 30, 2014, respectively, consisting of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, U.S. Treasury Securities and Obligations of U.S. Government Agency Securities, and Mortgage-Backed Securities are classified within Level 2 of the fair value hierarchy because they are not actively traded and are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Foreign Exchange Contracts
Foreign exchange contract assets and liabilities are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract. However, the inputs used to calculate the value of the contract were obtained from an active market.
Convertible Debt Securities
The convertible debt valuation analysis was based on the probability-weighted expected return method (“PWERM”) utilizing various scenarios for the expected payout of the instrument covering the full range of the potential outcomes. The PWERM determines the value of an asset, based upon an analysis of future values for the subject asset, which takes into consideration the full range of the potential value of the subject asset. The asset value is based upon the present value of the probability of each future outcome becoming available to the asset, and the economic rights and preferences of each asset.

Stock Warrant
The warrant valuation analysis utilized the Black-Scholes model to determine the fair value of the warrant asset. When applied to a warrant, the Black-Scholes model incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time to the warrant’s expiry. The fair value of the warrant was determined utilizing a five year equity volatility percentage, based on an average equity volatility derived from the comparable public companies.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrant	Total
Balance at September 30, 2014	$—	$—	$—
Additions (1)	2,458	40	2,498
Balance at December 31, 2014	$2,458	$40	$2,498
_________________
(1) Refer to Note 13 "Equity Method Investments".
Nonrecurring Fair Value Measurements
In addition to the assets and liabilities recorded at fair value on a recurring basis, the Company has a note receivable that is measured at fair value on a nonrecurring basis. During the third quarter of fiscal year 2014, the Company evaluated the recoverability of a loan provided to a strategic partner (the "Borrower") and adjusted its value based on fair value methods. The loan is represented by a note receivable, which is classified as a Level 3 instrument, as the inputs used in the analysis are unobservable and required significant management judgment. The fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, and the subordination of the Company’s note to debt provided by a new lender as described in "Note 14. Note Receivable." The fair value of the loan, which the Company currently estimates to be $1.0 million, could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
18. Commitments and Contingencies
Capital Lease Obligation
In March 2014, the Company exercised an option to renew the lease of a building and the related land on the Company's Chelmsford, Massachusetts campus. The Company has leased this building since 2002. By exercising this option, the Company has also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments which was then allocated to the building and the land based on their relative fair values. The cost of the building and the land under the capital lease are included in the Consolidated Balance Sheets as "Property, plant and equipment" at $6.4 million and $2.1 million, respectively. Depreciation expense related to the building is computed using the straight-line method over the estimated useful life of the asset. Accumulated amortization related to the lease was $0.1 million at December 31, 2014.
The obligation related to the capital lease is recorded as a short-term or long-term capital lease obligation in the Consolidated Balance Sheets depending on when payments are due. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments, as of December 31, 2014, are as follows (in thousands):

Year ended September 30,
2015	$661
2016	881
2017	881
2018	6,901
Total minimum lease payments	9,324
Less amounts representing interest	1,147
Total capital lease obligation	8,177
Less current portion of capital lease obligation	881
Long-term capital lease obligation	$7,296
Letters of Credit
At December 31, 2014, the Company had approximately $21.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While the Company does not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date of the particular letter of credit should the Company fail to meet certain contractual requirements.
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
19. Subsequent Events
On January 22, 2015, the Company entered into an agreement with YBA, its joint venture, pursuant to which the Company’s subsidiary in Japan will acquire the assets of the joint venture related to the Company’s products. The transaction is expected to occur in March 2015.
On February 2, 2015, the Company funded BioCision $2.5 million (in addition to the funding in December 2014 as described in Note 13 "Equity Method Investments") in exchange for five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision. The convertible debt securities will be accounted for under the fair value method. The Company will subsequently measure the fair value of the BioCision convertible debt securities each reporting period, and the respective gain or loss will be recognized in earnings. Interest will accrue on the convertible debt securities at a rate of 9% per annum, and is due with the principal upon maturity.
On February 4, 2015, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 27, 2015 to common stockholders of record on March 6, 2015. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margin, costs, earnings, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, or R&D, the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2014 Annual Report on Form 10-K and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2014 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this report.
Overview
We are a leading worldwide provider of automation and cryogenic solutions for multiple markets including semiconductor manufacturing and life sciences and are a valued business partner to original equipment manufacturers, or OEMs, and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry. Our Brooks Product Solutions shipments to these customers represented approximately 50% of our consolidated revenue for the first three months of fiscal year 2015. The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. The non-semiconductor markets we serve include life sciences, industrial capital equipment and other adjacent technology markets.
We expect the semiconductor equipment market will continue to be a key end market for our products, and we continue to make investments to maintain and grow our semiconductor product and service offerings. We acquired Dynamic Micro Systems Semiconductor Equipment GmbH (“DMS”) in April 2014 for $31.6 million. DMS is a German-based provider of automated contamination control solutions for front opening unified pod, or FOUP, carriers and reticle storage, for improving yield of semiconductor processes at semiconductor fabrication plants. In October 2012, we acquired Crossing Automation, Inc. (“Crossing”), a U.S. based provider of automation solutions and services for semiconductor front-end markets for $59.0 million. The acquisition of these businesses provides us with the opportunity to enhance our existing capabilities with respect to manufacturing of atmospheric and vacuum solutions within the semiconductor front-end market.
We also intend to continue the development and acquisition of technologies that create opportunities outside of the semiconductor market. In October 2014, we acquired FluidX Ltd. (“FluidX”), a UK based provider of biological sample storage tubes and complementary bench-top instruments for $15.4 million, net of cash acquired. The purchase price is subject to a working capital adjustment and is expected to be finalized in the second quarter of fiscal year 2015. In August 2013, we acquired certain assets and liabilities related to biological sample preparation, management and storage solutions from Matrical, Inc. (“Matrical”) for $9.3 million.
In December 2014, we entered into an agreement to purchase five-year convertible debt securities with a warrant agreement to purchase preferred units from BioCision, a privately held company, for $2.5 million. A portion of the funding will be used to fund a research and development program in accordance with our commercial agreement with BioCision, the remainder will be used by BioCision for general corporate purposes. The convertible debt securities and stock warrant were recorded at fair value for $2.5 million and $40,000, respectively.
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
In March 2014, we entered into an agreement to sell the Granville-Phillips Gas Analysis & Vacuum Measurement, or Granville-Phillips, business unit to MKS Instruments, Inc. for $87.0 million in cash. We completed the sale on May 30, 2014. We recorded a pre-tax gain of $56.8 million and an after-tax gain of $26.9 million. The tax charge of $29.9 million on the gain is substantially non-cash as it is offset by our past net operating losses in the United States. Our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
We report financial results in the following three segments:

•
The Brooks Product Solutions segment provides a variety of products and solutions that enable improved throughput and yield in controlled operating environments. Those products include atmospheric and vacuum robots, robotic modules, and tool automation systems that provide precision handling and clean wafer environments as well as cryogenic pumps and compressors that provide vacuum pumping and thermal management solutions used to create and control critical process vacuum applications.

•
The Brooks Global Services segment provides an extensive range of support services, including repair services, diagnostic support services, and installation services in support of the base equipment installed by our Brooks Product Solutions segment, which enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize customer tool productivity.

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

Three Months Ended December 31, 2014, Compared to Three Months Ended December 31, 2013
Revenue
We reported revenue of $122.7 million for the three months ended December 31, 2014, compared to $117.1 million in the same prior year period, an increase of 5%. Our growth was primarily attributable to acquisitions made in the last twelve months, which accounted for $10.8 million of revenue. This growth in revenue from acquisitions was partially offset by a decline in sales to our semiconductor capital equipment customers. Revenue from our Brooks Life Science Systems segment increased $4.5 million, or 37%, and revenue from our Brooks Product Solutions segment increased $1.3 million, or 2%, for the three months ended December 31, 2014 as compared to the same prior year period.
Our Brooks Product Solutions segment reported revenue of $82.9 million for the three months ended December 31, 2014, an increase of $1.3 million or 2% from $81.6 million in the same prior year period. The acquisition of DMS contributed $7.2 million for the three months ended December 31, 2014. This growth in revenue from acquisitions was partially offset by a decline in sales to our semiconductor capital equipment customers compared to the same prior year period.
Our Brooks Global Services segment reported revenue of $23.2 million for the three months ended December 31, 2014, $0.1 million lower compared to the same prior year period.
Our Brooks Life Science Systems segment reported revenue of $16.7 million for the three months ended December 31, 2014, a $4.5 million, or 37%, increase from $12.2 million in the same prior year period. The increase was primarily attributable to the acquisition of FluidX, which contributed $3.6 million of revenue for the three months ended December 31, 2014. The revenue growth was also supported by increased sales of automated sample management stores.
Gross Margin
We reported gross margins of 31.8% for the three months ended December 31, 2014, compared to 34.9% for the same prior year period. The decrease was attributable to the declining margins in the Brooks Product Solutions segment and the Brooks Life Science Systems segment, which was partially mitigated by improvements in gross margins in the Brooks Global Services segment. Gross margin for the three months ended December 31, 2014 included $1.5 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting compared to $0.2 million of charges for the same prior year period.
Our Brooks Product Solutions segment reported gross margins of 32.5% for the three months ended December 31, 2014, as compared to 34.9% in the same prior year period. The decrease was primarily attributable to temporary operational transition costs as we moved certain of our Polycold product lines to a third party manufacturer, and an increase in warranty costs. Cost included $0.6 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting. The prior period results did not include acquisition related charges.
Our Brooks Global Services segment reported gross margins of 36.5% for the three months ended December 31, 2014, as compared to 33.6% in the same prior year period. The increase was primarily attributable to a reduction in operating costs, improved utilization of our field service organization and a favorable mix impact from sales of certain repair services.
Our Brooks Life Science Systems segment reported gross margins of 22.2% for the three months ended December 31, 2014 as compared to 37.4% in the same prior year period. The decline in margin was driven by cost estimate revisions on certain projects in our storage systems business accounted for on a percentage of completion basis. The increase in costs was primarily due to shortfalls in our materials and resource planning process, which led to premium installation and freight costs in order to meet customer commitments. Cost also included $1.0 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting. The prior year period included $0.2 million of step-up related charges and $0.4 million related to the impairment of the Celigo product line.
Research and Development
Research and development expense for the three months ended December 31, 2014 was $13.5 million, an increase of $0.9 million compared to $12.6 million in the same prior year period. Research and development expense for the three months ended December 31, 2014 include $1.4 million of costs associated with acquisitions completed in the last twelve months.
Selling, General and Administrative
Selling, general and administrative expense was $29.4 million for the three months ended December 31, 2014, an increase of $3.3 million compared to $26.1 million in the same prior year period. The increase is attributable to $2.8 million of expenses associated with acquisitions completed in the last twelve months. In addition, we incurred an additional $0.6 million of stock-based compensation expense in the three months ended December 31, 2014 as compared to the same prior year period.
Restructuring and Other Charges
We recorded restructuring charges of $2.7 million for the three months ended December, 31, 2014. These costs were primarily related to $1.5 million of workforce reductions in the United States and Germany, as well as $1.2 million of facility exit costs as we finalized the transition of manufacturing certain products in our line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs were estimated according to future lease payments and operating costs to be paid until the termination of the lease.
Unpaid restructuring charges of $3.7 million as of December 31, 2014 are expected to be paid in the next twelve months, with the remaining $0.2 million to be paid in fiscal year 2016.
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
Interest Income
Interest income was $0.3 million for the three months ended December 31, 2014, as compared to $0.2 million for the same prior year period.
Interest Expense
Interest expense related to the capital lease we entered in March 2014 was $0.1 million for the three months ended December 31, 2014.
Other Income, Net
Other income, net was $1.0 million for the three months ended December 31, 2014 as compared to $0.3 million for the same prior year period. The increase was due to foreign currency exchange gains in our European subsidiaries for balances denominated in U.S. dollars.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $3.1 million for the three months ended December 31, 2014. The tax benefit is driven by U.S. pre-tax losses in the current quarter, $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits.
We recorded an income tax provision of $0.8 million for the three months ended December 31, 2013. This tax provision substantially consisted of U.S. and foreign income taxes, as well as interest related to unrecognized tax benefits.
Equity in Earnings (Losses) of Equity Method Investments
We recorded a loss of $0.5 million from our equity method investments for the three months ended December 31, 2014 as compared to income of $0.7 million for the same prior year period. During the first quarter of fiscal year 2015, the Company and Yaskawa agreed in principle to dissolve our joint venture. Related to this planned dissolution, YBA assessed the recoverability of assets held in the event of dissolution and communicated an impairment in the carrying value of the assets to the equity partners. For the three months ended December 31, 2014, we recorded an impairment charge of $0.7 million to write-down the carrying value of our equity investment in YBA to its fair value.
Income from Discontinued Operations, Net of Tax
On March 17, 2014, we entered into an agreement to sell the Granville-Phillips business unit to MKS Instruments, Inc. for $87.0 million in cash. We determined that our Granville-Phillips business unit met the criteria to be reported as a discontinued operation. As a result, our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
Reported revenue for the three months ended December 31, 2013 have been reduced by $7.5 million. The pre-tax income from the discontinued operation was $2.5 million for the three months ended December 31, 2013. The after-tax income from the discontinued operation was $1.6 million for the three months ended December 31, 2013.

The tax expense allocated to the discontinued operation was $0.9 million for the three months ended December 31, 2013. The allocation of tax expense to the discontinued operation represents the difference in total company tax expense when calculated with and without the results of the discontinued operation. In the three months ended December 31, 2013, the effect of excluding the discontinued operation increased the effective tax rate, and resulting benefit, attributable to the U.S. losses of the continuing operation, which thereby increased the tax expense allocated to the discontinued operation.
Net Income (Loss)
We reported a net loss of $2.7 million for the three months ended December 31, 2014, compared to net income of $3.5 million for the same prior year period. The $6.2 million decrease is attributable to a reduction of $4.7 million in continuing operations and a decline of $1.6 million in discontinued operations.
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
At December 31, 2014, we had cash, cash equivalents and marketable securities aggregating $218.7 million. This amount was composed of $77.8 million of cash and cash equivalents, $58.6 million of investments in short-term marketable securities and $82.3 million of investments in long-term marketable securities. We have obligations under a capital lease of $8.2 million at December 31, 2014.
Cash and cash equivalents were $77.8 million at December 31, 2014, a decrease of $16.4 million from September 30 2014. The decrease in cash was primarily due to the acquisition of FluidX for $15.4 million, net of cash acquired. Additional uses of cash include $6.7 million of cash dividends paid to our shareholders, $2.5 million paid to BioCision for the convertible debt securities and $1.6 million for capital expenditures. Offsetting these payments was $9.9 million of net sales of marketable securities.
Cash provided by operating activities was $3.0 million for the three months ended December 31, 2014, and was composed of $2.7 million of net losses, $6.6 million for non-cash related charges and $0.9 million of net working capital increases. Non-cash related charges consisted of items such as $6.4 million of depreciation and amortization, $3.5 million of stock-based compensation and $0.5 million of undistributed losses of our equity method investments. These non-cash related charges were partially offset by a deferred tax benefit of $4.1 million. The increase in working capital is primarily due to a $9.3 million decrease in accrued compensation and benefits, partially offset by $5.0 million of reductions in accounts receivables, $2.1 million of increased accounts payables, and $1.8 million of decreases in prepaid expenses. The decrease in accrued compensation and benefits is primarily due to the payment of incentive based compensation for the 2014 fiscal year.
Cash used in investing activities was $9.6 million for the three months ended December 31, 2014, and includes $15.4 million for the acquisition of FluidX, $2.5 million paid to BioCision for the convertible debt securities, and $1.6 million of capital expenditures. These uses of cash were partially offset by $9.9 million of net proceeds from the sale of marketable securities.
Cash used in financing activities for the three months ended December 31, 2014 was composed primarily of $6.7 million for the quarterly cash dividends we paid to our shareholders.
In March 2014, we exercised an option to renew the lease of a building and the related land on our Chelmsford, Massachusetts campus. We have leased this building since 2002. By exercising this option, we have also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments. The cost of the building and the land under the capital lease were included in the Consolidated Balance Sheets as property, plant and equipment at $6.4 million and $2.1 million, respectively, and the building will be depreciated over its estimated useful life. Our remaining obligation under the capital lease is $8.2 million, of which $0.9 million will be paid in the next twelve months.
Except as disclosed, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2014 Annual Report on Form 10-K.
We had approximately $21.3 million of letters of credit outstanding at December 31, 2014. We issue these letters of credit related to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While we do not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements.
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
On February 4, 2015, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.7 million will be paid on March 27, 2015 to shareholders of record at the close of business on March 6, 2015. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash equivalents consist principally of money market securities, which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At December 31, 2014, our unrealized loss position on marketable securities was $0.1 million, which is included in "Accumulated other comprehensive income" in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.3 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 35% of our total sales for the first three months of fiscal year 2015. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $20.2 million at December 31, 2014, and relate to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred a foreign currency gain of $0.3 million for the three months ended December 31, 2014, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2014 would result in a $0.9 million change in our net income.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in the 2014 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K, although we may disclose changes to such risk factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock units the opportunity to elect to sell their shares to the Company at the time of vesting to satisfy tax obligations due in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2014. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 — 31, 2014	6,520	$10.46	6,520
November 1 — 30, 2014	170,352	11.92	170,352
December 1 — 31, 2014	—	—	—
Total	176,872	$11.87	176,872

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

10.1	Offer letter dated June 12, 2014 between the Company and David C. Gray.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: February 5, 2015	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 5, 2015	/S/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer letter dated June 12, 2014 between the Company and David C. Gray.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.