Form 10-Q
period 2015-03-31
BROOKS AUTOMATION INC
filed 2015-04-30
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 23, 2015: common stock, $0.01 par value and 67,481,408 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31, 2015	September 30, 2014
Assets
Current assets
Cash and cash equivalents	$73,176	$94,114
Marketable securities	69,327	68,130
Accounts receivable, net	94,679	80,106
Inventories	90,558	93,567
Deferred tax assets	18,871	19,009
Prepaid expenses and other current assets	14,841	19,387
Total current assets	361,452	374,313
Property, plant and equipment, net	46,833	50,183
Long-term marketable securities	64,601	83,212
Long-term deferred tax assets	69,595	67,563
Goodwill	118,264	109,501
Intangible assets, net	59,693	59,550
Equity method investments	27,027	28,944
Other assets	9,490	4,772
Total assets	$756,955	$778,038
Liabilities and equity
Current liabilities
Accounts payable	$43,610	$33,740
Capital lease obligation	881	881
Deferred revenue	19,943	26,279
Accrued warranty and retrofit costs	6,203	6,499
Accrued compensation and benefits	15,345	21,663
Accrued restructuring costs	3,297	3,475
Accrued income taxes payable	2,789	1,808
Deferred tax liabilities	458	808
Accrued expenses and other current liabilities	15,027	18,688
Total current liabilities	107,553	113,841
Long-term capital lease obligation	7,173	7,417
Long-term tax reserves	4,175	5,708
Long-term deferred tax liabilities	3,418	2,567
Long-term pension liability	2,342	1,774
Other long-term liabilities	3,467	3,842
Total liabilities	128,128	135,149
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,943,277 shares issued and 67,481,408 shares outstanding at March 31, 2015, 80,375,777 shares issued and 66,913,908 shares outstanding at September 30, 2014	809	804
Additional paid-in capital	1,840,426	1,834,619
Accumulated other comprehensive income	9,333	15,687
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,020,785)	(1,007,265)
Total equity	628,827	642,889
Total liabilities and equity	$756,955	$778,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Revenue
Product	$116,395	$102,534	$216,125	$195,664
Services	22,918	23,366	45,924	47,308
Total revenue	139,313	125,900	262,049	242,972
Cost of revenue
Product	79,048	64,786	149,268	125,522
Services	14,240	16,816	27,668	32,261
Total cost of revenue	93,288	81,602	176,936	157,783
Gross profit	46,025	44,298	85,113	85,189
Operating expenses
Research and development	12,678	12,493	26,167	25,044
Selling, general and administrative	29,609	28,637	59,020	54,772
Restructuring and other charges	685	772	3,353	1,519
Total operating expenses	42,972	41,902	88,540	81,335
Operating income (loss)	3,053	2,396	(3,427)	3,854
Interest income	228	258	479	504
Interest expense	(98)	—	(200)	—
Other income, net	1,161	56	2,180	315
Income (loss) before income taxes and equity in earnings (losses) of equity method investments	4,344	2,710	(968)	4,673
Income tax provision (benefit)	1,560	1,117	(1,550)	1,910
Income before equity in earnings (losses) of equity method investments	2,784	1,593	582	2,763
Equity in earnings (losses) of equity method investments	(73)	510	(605)	1,259
Income (loss) from continuing operations	2,711	2,103	(23)	4,022
Income from discontinued operations, net of tax	—	1,162	—	2,739
Net income (loss)	2,711	3,265	(23)	6,761
Net income attributable to noncontrolling interests	—	(76)	—	(124)
Net income (loss) attributable to Brooks Automation, Inc.	$2,711	$3,189	$(23)	$6,637
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$0.04	$0.03	$—	$0.06
Net income from discontinued operations, net of tax	—	0.02	—	0.04
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$0.04	$0.05	$—	$0.10
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$0.04	$0.03	$—	$0.06
Net income from discontinued operations, net of tax	—	0.02	—	0.04
Diluted net income (loss) per share attributable to Brooks Automation, Inc.	$0.04	$0.05	$—	$0.10
Dividend declared per share	$0.10	$0.08	$0.20	$0.16

Shares used in computing earnings (loss) per share:
Basic	67,387	66,646	67,255	66,499
Diluted	68,414	67,505	67,255	67,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net income (loss)	$2,711	$3,265	$(23)	$6,761
Comprehensive income (loss):
Change in cumulative translation adjustment	(2,423)	(547)	(6,565)	(841)
Change in unrealized gain on marketable securities	267	22	202	21
Change in fair value on cash flow hedges	—	(37)	—	68
Actuarial gain (loss)	(13)	10	9	21
Comprehensive income (loss)	542	2,713	(6,377)	6,030
Comprehensive income attributable to noncontrolling interests	—	(76)	—	(124)
Comprehensive income (loss) attributable to Brooks Automation, Inc.	$542	$2,637	$(6,377)	$5,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(23)	$6,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,733	11,170
Impairment of intangible assets	—	398
Stock-based compensation	7,108	6,516
Amortization of premium on marketable securities	634	610
Undistributed losses (earnings) of equity method investments	605	(1,259)
Deferred income tax provision (benefit)	(2,728)	2,269
(Gain) loss on disposal of long-lived assets	(4)	39
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(13,269)	(6,057)
Inventories	2,474	276
Prepaid expenses and other current assets	(5,365)	1,546
Accounts payable	8,345	248
Deferred revenue	(3,868)	13,408
Accrued warranty and retrofit costs	(274)	(951)
Accrued compensation and benefits	(6,200)	2,730
Accrued restructuring costs	(6)	141
Accrued expenses and other current liabilities	4,791	(2,194)
Net cash provided by operating activities	4,953	35,651
Cash flows from investing activities
Purchases of property, plant and equipment	(3,647)	(2,696)
Purchases of marketable securities	(30,739)	(63,561)
Sale/maturity of marketable securities	47,625	46,551
Acquisitions, net of cash acquired	(17,257)	—
Proceeds from the sale of property, plant and equipment	6	—
Other investment	(5,000)	(4,000)
Decrease in restricted cash	—	177
Net cash used in investing activities	(9,012)	(23,529)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	867	967
Principal repayment of capital lease obligation	(244)	—
Common stock dividend paid	(13,480)	(10,800)
Net cash used in financing activities	(12,857)	(9,833)
Effects of exchange rate changes on cash and cash equivalents	(4,022)	21
Net increase (decrease) in cash and cash equivalents	(20,938)	2,310
Cash and cash equivalents, beginning of period	94,114	82,971
Cash and cash equivalents, end of period	$73,176	$85,281

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of buildings and land through capital lease	$—	$8,537

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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue recognized using the percentage of completion method, pension obligations and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances, future projections that management believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
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
In February 2015, the FASB issued an amendment to the accounting guidance for consolidations by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating this standard and assessing the potential impact on its financial position and results of operations.
2. Stock-Based Compensation
The Company may issue restricted stock units and restricted stock awards collectively ("restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense, excluding amounts related to discontinued operations, recorded during the three and six months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Restricted stock units	$3,512	$3,683	$6,884	$6,293
Employee stock purchase plan	113	112	224	225
	$3,625	$3,795	$7,108	$6,518
The fair value per share of a restricted stock unit is equal to the quoted price of the Company’s common stock on the date of grant, net of estimated forfeitures. The expense related to these awards is being recorded ratably over the vesting period. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals against previously established performance targets in accordance with the Company's long-term equity incentive plan.
The Company grants restricted stock units that vest over a required service period and awards where vesting is dependent upon achieving certain operating performance goals. Restricted stock units granted with performance goals also have a required service period. The following table reflects restricted stock units granted, including awards related to the discontinued operation, during the six months ended March 31, 2015 and 2014:

	Total Units	Time-Based and Board of Directors' Units	Performance-Based Units
Six months ended March 31, 2015	1,443,959	619,709	824,250
Six months ended March 31, 2014	1,409,557	601,432	808,125
Time-based and Board of Directors' Grants
Units granted with a required service period typically have three year vesting schedules in which, subject to the award holder meeting service requirements, one-third vest at the first anniversary of the date of grant, one-third vest at the second anniversary of the date of grant and one-third vest at the third anniversary of the date of grant. The Company granted 62,405 stock units and 77,557 stock units for the six months ended March 31, 2015 and 2014, respectively, to the Company’s Board of Directors, which vest immediately.
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
Stock Option Activity
The following table summarizes stock option activity for the six months ended March 31, 2015:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2014	5,550		$13.20
Forfeited/expired	(5,550)		13.20
Outstanding at March 31, 2015	—	0.0 years	$—	$—
Vested at March 31, 2015	—	0.0 years	$—	$—
Options exercisable at March 31, 2015	—	0.0 years	$—	$—
No stock options were granted during the three or six months ended March 31, 2015 or 2014. There were no stock option exercises in the three or six months ended March 31, 2015 or 2014.
As of March 31, 2015, there was no future compensation cost related to stock options as all outstanding stock options have vested.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the six months ended March 31, 2015:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2014	2,726,485	$11.05
Restricted stock units granted	1,443,959	11.95
Restricted stock units vested	(659,120)	11.93
Restricted stock units canceled	(241,072)	10.52
Outstanding at March 31, 2015	3,270,252	$11.90
The fair value of restricted stock units vested during the three months ended March 31, 2015 and 2014 was $1.0 million and $1.8 million, respectively. The fair value of restricted stock units vested during the six months ended March 31, 2015 and 2014 was $7.9 million and $4.9 million, respectively.
As of March 31, 2015, the unrecognized compensation cost related to restricted stock units that is expected to vest is $21.7 million and will be recognized over an estimated weighted average service period of 1.9 years.

Employee Stock Purchase Plan
A total of 96,415 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2015 for aggregate proceeds of $0.9 million. A total of 115,132 shares were purchased under the employee stock purchase plan during the three and six months ended March 31, 2014 for aggregate proceeds of $1.0 million.
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
4. Acquisitions
Acquisitions Completed in Fiscal Year 2015
On October 1, 2014, the Company acquired all of the outstanding stock of FluidX Ltd. (“FluidX”), a UK based provider of biological sample storage tubes and complementary bench-top instruments. The Company paid, in cash, aggregate merger consideration of $15.5 million, net of cash acquired. The acquisition of FluidX provides the Company with the opportunity to enhance its existing capabilities with respect to biobanking solutions in the Brooks Life Science Systems segment.
The Company recorded the assets and liabilities associated with FluidX at their fair values as of the acquisition date. The preliminary amounts recorded were as follows (in thousands):

Accounts receivable	$1,980
Inventory	2,857
Prepaid and other current assets	213
Property, plant and equipment	101
Completed technology	1,230
Trademarks and trade names	750
Customer relationships	4,810
Goodwill	8,247
Accounts payable	(2,079)
Deferred revenue	(72)
Accrued liabilities	(992)
Long-term deferred tax liabilities	(1,540)
Total purchase price, net of cash acquired	$15,505
The purchase price was allocated based on the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective.
On January 23, 2015, the Company reached a settlement on certain working capital adjustments with the sellers of FluidX stock. On February 3, 2015, the Company paid such proceeds to the seller which increased the purchase price by $0.1 million. At March 31, 2015, the Company had $1.5 million in a general escrow account. The Company has not yet completed the final allocation of the consideration in connection with the acquisition of FluidX, but expects to do so in the measurement period.
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
The operating results of FluidX have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. Revenue from FluidX for the three months ended March 31, 2015 was $3.8 million and the net income was $0.4 million. Revenue from FluidX for the six months ended March 31, 2015 was $7.4 million and the net loss was $0.1 million. The net income (loss) for the three and six months ended March 31, 2015 includes charges to expense of $0.0 million and $1.0 million, respectively, related to the step-up in value of the acquired inventories. The net income (loss) for the three and six months ended March 31, 2015 also includes amortization expense of $0.3 million and $0.7 million, respectively.
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
The Company reached settlement on certain working capital adjustments and other issues with the sellers of DMS' stock in the fourth quarter of fiscal year 2014. As a result of this settlement, the Company received $2.2 million in the first quarter of fiscal year 2015 from certain escrows established at the date of acquisition. At March 31, 2015, $2.7 million remained in escrow related to potential future claims against the sellers of DMS' stock. The Company has not yet completed the final allocation of the consideration paid in connection with the acquisition of DMS with respect to matters associated with the balances held in escrow and the potential impact of these matters on deferred tax liabilities. However, the Company expects to complete the final allocation within the measurement period.
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
The operating results of DMS have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition. Revenue from DMS for the three months ended March 31, 2015 was $9.0 million and the net income was $0.1 million. Revenue from DMS for the six months ended March 31, 2015 was $16.1 million and the net loss was $0.2 million. The net income for the three and six months ended March 31, 2015 includes charges to expense of $0.0 million and $0.6 million, respectively, related to the step-up in value of the acquired inventories. The net income for the three and six months ended March 31, 2015 also includes amortization of acquired intangible assets of $0.6 million and $1.1 million, respectively.
The following pro forma summary presents consolidated information of the Company as if the acquisition of DMS occurred on October 1, 2013 (in thousands):

	Three months ended March 31, 2014	Six months ended March 31, 2014
Revenue	$140,408	$259,853
Net income attributable to Brooks Automation, Inc.	3,467	2,860
The pro forma net income has been adjusted to reflect additional amortization from adjustments to intangible assets as if those adjustments had been applied as of October 1, 2013.
5. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs an annual impairment test of its goodwill on September 30 of each fiscal year unless interim indicators of impairment exist. The Company did not identify any indicators of goodwill impairment during the six month period ended March 31, 2015 that would warrant an interim test.
The components of the Company’s goodwill, excluding amounts related to the discontinued operations, by business segment at March 31, 2015 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2014	$494,275	$156,792	$47,378	$26,014	$724,459
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2014	56,569	5,554	47,378	—	109,501
Acquisitions and adjustments during the six months ended March 31, 2015	516	—	8,247	—	8,763
Goodwill, less accumulated impairments at March 31, 2015	$57,085	$5,554	$55,625	$—	$118,264
Components of the Company’s identifiable intangible assets, excluding amounts related to the discontinued operations, are as follows (in thousands):

	March 31, 2015			September 30, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,347	$461	$7,808	$7,300	$508
Completed technology	58,409	44,141	14,268	57,155	41,539	15,616
Trademarks and trade names	4,240	3,546	694	3,496	3,496	—
Customer relationships	77,916	33,646	44,270	73,389	29,963	43,426
	$148,373	$88,680	$59,693	$141,848	$82,298	$59,550
The Company recorded an increase to goodwill in the amount of $8.8 million during the six months ended March 31, 2015. This increase includes $8.2 million related to the acquisition of FluidX, representing the excess of the consideration transferred over the net assets acquired from FluidX. This increase also includes $0.3 million due to a fair value adjustment recorded to DMS inventory, resulting in an increase to opening goodwill.
The Company is required to test certain long-lived assets when indicators of impairment are present. The Company evaluated the existence of impairment indicators on long-lived assets for the six months ended March 31, 2015 and determined that the indicators were not present. The Company initially determined that impairment indicators were present for the long-lived assets related to the Celigo product line as of September 30, 2013. The long-lived assets in question were tested for recoverability, which resulted in the conclusion that the carrying amounts of the assets were not fully recoverable. As a result of this analysis, management determined that an impairment loss of $2.0 million had occurred as of September 30, 2013. The Company revised its estimate of the fair value of these assets during the three months ended December 31, 2013 and determined that an additional impairment loss of $0.4 million, representing the remaining carrying value of the long-lived assets, was required. These impairment losses were recorded in the Brooks Life Science Systems segment. The Company completed the sale of the Celigo product line in the second quarter of fiscal year 2014.
6. Income Taxes
The Company recorded an income tax provision (benefit) of $1.6 million and $(1.6) million for the three and six months ended March 31, 2015, respectively. The tax provision is driven by global income during the current quarter and interest related to unrecognized tax benefits. The tax benefit is driven by U.S. pre-tax losses in the first quarter of fiscal 2015, $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits are partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The Company recorded an income tax provision of $1.1 million and $1.9 million for the three and six months ended March 31, 2014, respectively. These tax provisions substantially consist of U.S. and foreign income taxes, as well as interest related to unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of March 31, 2015, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
The Company is subject to U.S. federal income tax and various state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company's U.S. and foreign jurisdictions, the years that may be examined vary, with the earliest tax year being 2008. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, the related unrecognized tax benefits could change from those recorded in the Company's Consolidated Balance Sheets. It is reasonably possible that the unrecognized tax benefit will be reduced by approximately $1.3 million during the next twelve months as the result of the expiration of statutes of limitations.
7. Earnings per Share
Below is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Weighted average common shares outstanding used in computing basic earnings per share	67,387	66,646	67,255	66,499
Dilutive common stock options and restricted stock units	1,027	859	—	884
Weighted average common shares outstanding for purposes of computing diluted earnings per share	68,414	67,505	67,255	67,383
Options to purchase approximately 2,000 and 16,000 shares of common stock and 552,000 and 0 restricted stock units were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2015 and 2014, respectively, as their effect would be anti-dilutive. In addition, options to purchase approximately 16,000 shares of common stock and 0 shares of restricted stock were excluded from the computation of diluted earnings per share attributable to common stockholders for the six months ended March 31, 2014, as their effect would be anti-dilutive. All unvested shares of restricted stock units were excluded from the computation of diluted earnings per share for the six months ended March 31, 2015 as a result of the net loss for that period.

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

Financial information for the Company’s business segments, excluding amounts related to the discontinued operations, is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three months ended March 31, 2015
Revenue
Product	$98,958	$4,128	$13,309	$116,395
Services	—	18,709	4,209	22,918
	$98,958	$22,837	$17,518	$139,313
Gross profit	$33,995	$7,043	$4,987	$46,025
Segment operating income (loss)	$7,995	$2,108	$(4,391)	$5,712

Three months ended March 31, 2014
Revenue
Product	$89,897	$4,213	$8,424	$102,534
Services	—	19,178	4,188	23,366
	$89,897	$23,391	$12,612	$125,900
Gross profit	$31,960	$7,676	$4,662	$44,298
Segment operating income (loss)	$6,127	$2,248	$(3,565)	$4,810

Six months ended March 31, 2015
Revenue
Product	$181,814	$8,236	$26,075	$216,125
Services	—	37,798	8,126	45,924
	$181,814	$46,034	$34,201	$262,049
Gross profit	$60,917	$15,506	$8,690	$85,113
Segment operating income (loss)	$8,457	$5,661	$(9,907)	$4,211

Six months ended March 31, 2014
Revenue
Product	$171,453	$7,652	$16,559	$195,664
Services	—	39,058	8,250	47,308
	$171,453	$46,710	$24,809	$242,972
Gross profit	$60,461	$15,501	$9,227	$85,189
Segment operating income (loss)	$10,455	$5,091	$(7,040)	$8,506

Assets
March 31, 2015	$259,393	$55,809	$117,249	$432,451
September 30, 2014	$252,944	$58,678	$103,498	$415,120

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and six month periods ended March 31, 2015 and 2014 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Segment operating income	$5,712	$4,810	$4,211	$8,506
Amortization of acquired intangible assets	1,914	1,460	3,826	2,916
Restructuring and other charges	685	772	3,353	1,519
Other unallocated corporate expenses	60	182	459	217
Total operating income (loss)	$3,053	$2,396	$(3,427)	$3,854
A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of March 31, 2015 and September 30, 2014 is as follows (in thousands):

	March 31, 2015	September 30, 2014
Segment assets	$432,451	$415,120
Cash, cash equivalents and marketable securities	207,104	245,456
Deferred tax assets	88,466	86,572
Equity method investments	27,027	28,944
Other unallocated corporate net assets	1,907	1,946
Total assets	$756,955	$778,038
9. Significant Customers
The Company had one customer that accounted for more than 10% of its revenue, at 11% and 10%, in the three months ended March 31, 2015 and 2014, respectively. The Company had one customer that accounted for more than 10% of its revenue at 12%, in each of the six months ended March 31, 2015 and 2014. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at March 31, 2015 or September 30, 2014.
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
10. Restructuring and Other Charges
The Company recorded a restructuring charge of $0.7 million for the three months ended March 31, 2015 related to severance costs. These severance costs were driven by actions taken to consolidate global functional support roles and transition the manufacturing of certain product sub-assemblies to third party contract manufacturers within the Brooks Life Science Systems segment. The Company incurred additional severance costs within the Brooks Product Solutions segment related to the transition of manufacturing certain products from the Company's facility in Mistelgau, Germany to a third party contract manufacturer. The Company's manufacturing site in Germany is expected to close in 2016.
The Company recorded a restructuring charge of $3.4 million for the six months ended March 31, 2015, which included $2.1 million of severance costs and $1.2 million of facility exit costs. Included in these restructuring charges are the severance costs described above along with $2.7 million of restructuring costs for the three months ended December 31, 2014 as a result of actions taken to reduce the Company's workforce in order to improve its cost structure and ongoing cost discipline. These restructuring charges related primarily to severance costs of $1.5 million and facility exit related costs of $1.2 million. The reduction in workforce was primarily the result of consolidation of positions in the United States and Germany, including reductions related to the integration of the Company's acquisition of DMS. The facility exit costs were due to the outsourcing of manufacturing certain products in the Company's line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs were estimated according to future lease payments and operating costs to be paid until the termination of the lease.
The Company recorded a restructuring charge of $0.8 million and $1.5 million for the three and six months ended March 31, 2014, respectively. These restructuring costs consisted primarily of severance and other workforce-related costs resulting from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain of the Company’s Polycold products to a third party contract manufacturer and other programs designed to improve the Company’s cost structure.
The activity for the three and six months ended March 31, 2015 and 2014 related to the Company's restructuring-related accruals, excluding amounts related to the discontinued operations, is summarized below (in thousands):

	Activity — Three months ended March 31, 2015
	Balance at December 31, 2014	Expense	Utilization	Balance at March 31, 2015
Facilities and other	$1,175	$—	$(271)	$904
Workforce-related	2,753	685	(1,045)	2,393
	$3,928	$685	$(1,316)	$3,297

	Activity — Three Months Ended March 31, 2014
	Balance at December 31, 2013	Expense	Utilization	Balance at March 31, 2014
Facilities and other	$57	$7	$(64)	$—
Workforce-related	1,405	765	(618)	1,552
	$1,462	$772	$(682)	$1,552

	Activity — Six months ended March 31, 2015
	Balance at September 30, 2014	Expense	Utilization	Balance at March 31, 2015
Facilities and other	$71	$1,205	$(372)	$904
Workforce-related	3,404	2,148	(3,159)	2,393
	$3,475	$3,353	$(3,531)	$3,297

	Activity — Six months ended March 31, 2014
	Balance at September 30, 2013	Expense	Utilization	Balance at March 31, 2014
Facilities and other	$155	$13	$(168)	$—
Workforce-related	1,257	1,506	(1,211)	1,552
	$1,412	$1,519	$(1,379)	$1,552
The Company anticipates that the accrued restructuring costs at March 31, 2015 will be substantially paid in the next twelve months.
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

The components of the Company’s net pension cost for the three and six months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Service cost	$129	$102	$248	$202
Interest cost	33	39	64	78
Amortization of losses	—	—	—	1
Expected return on assets	(58)	(55)	(111)	(108)
Net periodic pension cost	$104	$86	$201	$173
12. Other Balance Sheet Information
The following is a summary of accounts receivable at March 31, 2015 and September 30, 2014 (in thousands):

	March 31, 2015	September 30, 2014
Accounts receivable	$96,066	$81,270
Less allowance for doubtful accounts	(1,261)	(1,031)
Less allowance for sales returns	(126)	(133)
	$94,679	$80,106
The following is a summary of inventories at March 31, 2015 and September 30, 2014, excluding amounts related to discontinued operations (in thousands):

	March 31, 2015	September 30, 2014
Inventories
Raw materials and purchased parts	$55,456	$57,250
Work-in-process	19,600	20,068
Finished goods	15,502	16,249
	$90,558	$93,567
Reserves for excess and obsolete inventory were $24.9 million and $26.0 million, excluding amounts related to discontinued operations, at March 31, 2015 and September 30, 2014, respectively.
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
Product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2015 and 2014, excluding amounts related to discontinued operations, is as follows (in thousands):

Activity - Three months ended March 31, 2015
Balance at December 31, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2015
$6,255	$—	$2,428	$(2,480)	$6,203

Activity - Three months ended March 31, 2014
Balance at December 31, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2014
$6,762	$—	$2,275	$(2,718)	$6,319

Activity - Six months ended March 31, 2015
Balance at September 30, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2015
$6,499	$81	$5,145	$(5,522)	$6,203

Activity - Six months ended March 31, 2014
Balance at September 30, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2014
$7,260	$—	$4,150	$(5,091)	$6,319

13. Equity Method Investments
The Company accounts for certain of its investments using the equity method. Under this method of accounting, the Company records in income its proportionate share of the earnings (losses) of the investee with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
In March 2014, the Company acquired a 22% equity interest in BioCision, LLC (“BioCision”), a privately-held company based in Larkspur, California, for $4.0 million. BioCision develops, manufactures and markets cell cryopreservation products used to improve and standardize the tools and methods for biomaterial sample handling. The Company determined that the level of equity investment at risk was not sufficient for BioCision to finance its activities without additional financial support and as a result, represented a variable interest entity. However, the Company does not have the power to direct the activities that most significantly impact BioCision’s economic performance, and therefore does not qualify as the primary beneficiary. As such, the Company concluded that BioCision will not be consolidated in the Company's financial statements.
For the three and six months ended March 31, 2015, the Company recorded a loss associated with BioCision of $0.3 million and $0.5 million. At March 31, 2015, the carrying value of the investment in BioCision in the Company’s Consolidated Balance Sheet was $3.2 million.
The Company purchased BioCision five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision for a total of $2.5 million on December 22, 2014 and February 2, 2015, resulting in a total purchase price of $5.0 million. The convertible debt securities were accounted for under the fair value method, and were recorded at fair value. The warrants were accounted for as a derivative and were recorded at fair value. The Company will re-measure the fair value of the BioCision convertible debt securities and warrants each reporting period, and the respective gain or loss will be recognized in earnings. Interest accrues on the convertible debt securities at a rate of 9% per annum, and is due with the principal upon maturity. As a result of the funding, the Company reconsidered whether BioCision represents a variable interest entity, which is subject to consolidation. The Company concluded that the level of equity investment at risk is still insufficient for BioCision to finance its activities without additional support, thus will remain a variable interest entity. However, the Company still does not have the power to direct the activities that most significantly impact BioCision’s economic performance, and therefore still does not qualify as the primary beneficiary. As such, the Company concluded that BioCision will not be consolidated in the Company's financial statements. As of March 31, 2015, the fair value of the convertible debt securities and warrants was $5.2 million and $70,000, respectively. For further information regarding the convertible debt securities and warrants, see Note 17, “Fair Value Measurements”.

ULVAC Cryogenics, Inc.
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation. For the three months ended March 31, 2015 and 2014, the Company recorded income associated with UCI of $16,000 and $0.5 million, respectively. For the six months ended March 31, 2015 and 2014, the Company recorded income associated with UCI of $0.4 million and $1.2 million, respectively. At March 31, 2015, the carrying value of UCI in the Company’s Consolidated Balance Sheet was $21.9 million. For each of the three months ended March 31, 2015 and 2014, management fee payments received by the Company from UCI were $0.2 million. For each of the six months ended March 31, 2015 and 2014, management fee payments received by the Company from UCI were $0.3 million. For the three months ended March 31, 2015 and 2014, the Company incurred charges from UCI for products or services of $46,000 and $37,000, respectively. For each of the six months ended March 31, 2015 and 2014, the Company incurred charges from UCI for products or services of $0.1 million. At March 31, 2015 and September 30, 2014, the Company owed UCI $46,000 and $79,000, respectively, in connection with accounts payable for unpaid products and services.
Yaskawa Brooks Automation, Inc.
The Company participates in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) to exclusively market and sell Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. During the first quarter of fiscal year 2015, the Company and Yaskawa agreed in principle to dissolve the joint venture. On January 22, 2015, the Company entered into an agreement with YBA to facilitate the acquisition of certain assets and certain liabilities by the Company’s subsidiary in Japan. In accordance with the agreement, on March 20, 2015 the Company’s subsidiary in Japan received the net assets of YBA for cash consideration of approximately $1.8 million. The Company recorded the assets received and liabilities assumed from YBA at their fair value as of the acquisition date. As a result of the transaction, the Company recorded $0.2 million of goodwill, representing the excess of the consideration transferred over the net assets acquired. The cash received by YBA will be used to pay off remaining liabilities and the liquidation costs of YBA. Any remaining cash after making these payments will be distributed to the equity partners in the form of a dividend, which is expected to occur by the end of fiscal year 2015.
The Company recorded $0.2 million of income associated with YBA for the three months ended March 31, 2015, compared to $35,000, for the three months ended March 31, 2014. For the six months ended March 31, 2015 and 2014, the Company recorded income (expense) associated with YBA of $(0.5) million and $17,000, respectively. At March 31, 2015, the carrying value of YBA in the Company’s Consolidated Balance Sheet was $1.9 million. For the three months ended March 31, 2015 and 2014, revenue earned by the Company from YBA was $1.0 million and $2.1 million, respectively. For the six months ended March 31, 2015 and 2014, revenue earned by the Company from YBA was $2.1 million and $2.8 million, respectively. For the three months ended March 31, 2015 and 2014, the Company incurred charges from YBA for products or services of $0.5 million and $0.2 million, respectively. For the six months ended March 31, 2015 and 2014, the Company incurred charges from YBA for products or services of $0.9 million and $0.3 million, respectively.
The amount due from YBA included in accounts receivable at March 31, 2015 and September 30, 2014 was $0.0 million and $2.1 million, respectively. At March 31, 2015 and September 30, 2014, the Company owed YBA $0.0 million and $0.1 million, respectively, in connection with accounts payable for unpaid products and services. The Company expects the YBA dissolution to be completed within the fourth quarter of fiscal year 2015.
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
The fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, less amounts committed by the new lender. The observable inputs used in the Company's analysis were limited primarily to the discount rate, which was based on a rate commensurate with the risks and uncertainties of the Borrower. As a result, the fair value of the loan at March 31, 2015 could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
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
Net gains and losses recorded as a component of "Other income, net" in the Consolidated Statements of Operations related to these contracts for the three and six months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Realized gains (losses) on derivative instruments not designated as hedging instruments	$126	$(154)	$426	$(107)

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at March 31, 2015 and September 30, 2014 (in thousands):
March 31, 2015:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,343	Japanese Yen	April to June 2015	160,000	$5	$—
British Pound	1,098	Euro	April 2015	1,500	—	7
U.S. Dollar	673	Taiwan Dollar	April 2015	21,000	2	—
U.S. Dollar	1,248	British Pound	April 2015	840	—	1
Euro	5,100	U.S. Dollar	April 2015	5,560	23
Korean Won	330,000	U.S. Dollar	April 2015	299	—	—
U.S. Dollar	403	Japanese Yen	April 2015	48,000	1	—
U.S. Dollar	603	Israeli Shekel	April 2015	2,400	—	7
					$31	$15
September 30, 2014:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,736	Japanese Yen	October 2014 to December 2014	190,000	$—	$11
U.S. Dollar	1,395	Euro	October 2014	1,100	—	16
U.S. Dollar	656	Taiwan Dollar	October 2014	20,000	—	5
U.S. Dollar	650	British Pound	October 2014	400	—	5
U.S. Dollar	731	Israeli Shekel	October 2014	2,700	—	5
U.S. Dollar	76	Korean Won	October 2014	80,000	—	1
British Pound	3,513	Euro	October 2014	4,500	—	15
					$—	$58
The fair values of the forward contracts described above are recorded in the Company's Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities".
Stock Warrants
The BioCision warrant agreements contain net share settlement provisions, which permit the Company to pay the warrant exercise price using shares issuable under the warrants (“cashless exercise”). The value of the stock warrants will fluctuate primarily in relation to the value of BioCision's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrants are recognized in "Other income, net" on the Consolidated Statements of Income. See Note 17 “Fair Value Measurements” for further information regarding the fair value of the stock warrants.
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

The following is a summary of marketable securities (included in short and long-term marketable securities in the Consolidated Balance Sheets), including accrued interest receivable, as of March 31, 2015 and September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
U.S. Treasury securities and obligations of U.S. government agencies	$27,402	$17	$(2)	$27,417
Corporate securities	61,377	26	(38)	61,365
Mortgage-backed securities	911	30	—	941
Other debt securities	6,270	2	—	6,272
Municipal securities	19,936	2	(14)	19,924
Bank certificate of deposits	16,946	1,063	—	18,009
	$132,842	$1,140	$(54)	$133,928
September 30, 2014:
U.S. Treasury securities and obligations of U.S. government agencies	$26,052	$1	$(39)	$26,014
Corporate securities	74,614	23	(174)	74,463
Mortgage-backed securities	964	36	—	1,000
Other debt securities	7,358	—	(10)	7,348
Municipal securities	15,888	1	(16)	15,873
Bank certificate of deposits	26,645	2	(3)	26,644
	$151,521	$63	$(242)	$151,342
The fair value of the marketable securities at March 31, 2015 by contractual maturity, are shown below (in thousands):

Fair Value
Due in one year or less	$69,327
Due after one year through five years	61,247
Due after ten years	3,354
$133,928
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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$10,404	$10,154	$250	$—
Available-for-sale securities	133,928	—	133,928	—
Foreign exchange contracts	31	—	31	—
Convertible debt securities	5,207	—	—	5,207
Stock warrants	70	—	—	70
Total Assets	$149,640	$10,154	$134,209	$5,277
Liabilities
Foreign exchange contracts	$15	$—	$15	$—
     The convertible debt securities and stock are included in "Other assets" in the Consolidated Balance Sheets.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$6,404	$5,166	$1,238	$—
Available-for-sale securities	151,342	—	151,342	—
Total Assets	$157,746	$5,166	$152,580	$—
Liabilities
Foreign exchange contracts	$58	$—	$58	$—
Cash Equivalents
Cash equivalents of $10.2 million and $5.2 million at March 31, 2015 and September 30, 2014, respectively, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $0.3 million and $1.2 million at March 31, 2015 and September 30, 2014, respectively, consisting primarily of Bank Certificate of Deposits, are classified within Level 2 of the hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $133.9 million and $151.3 million at March 31, 2015 and September 30, 2014, respectively, consisting of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, U.S. Treasury Securities and Obligations of U.S. Government Agency Securities, and Mortgage-Backed Securities are classified within Level 2 of the fair value hierarchy because they are not actively traded and are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
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
Stock Warrants
The warrant valuation analysis utilized the Black-Scholes model to determine the fair value of the warrant assets. When applied to a warrant, the Black-Scholes model incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time to the warrant’s expiry. The fair value of the warrants was determined utilizing a five year equity volatility percentage, based on an average equity volatility derived from the comparable public companies.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrants	Total
Balance at September 30, 2014	$—	$—	$—
Additions (1)	4,934	75	5,009
Change in fair value	273	(5)	268
Balance at March 31, 2015	$5,207	$70	$5,277
_________________
(1) Refer to Note 13 "Equity Method Investments".
Nonrecurring Fair Value Measurements
In addition to the assets and liabilities recorded at fair value on a recurring basis, the Company has a note receivable that is measured at fair value on a nonrecurring basis. During the third quarter of fiscal year 2014, the Company evaluated the recoverability of a loan provided to the Borrower and adjusted its value based on fair value methods. The loan is represented by a note receivable, which is classified as a Level 3 instrument, as the inputs used in the analysis are unobservable and required significant management judgment. The fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, and the subordination of the Company’s note to debt provided by a new lender as described in "Note 14. Note Receivable." The fair value of the loan could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
18. Commitments and Contingencies
Capital Lease Obligation
In March 2014, the Company exercised an option to renew the lease of a building and the related land on the Company's Chelmsford, Massachusetts campus. The Company has leased this building since 2002. By exercising this option, the Company has also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments which was then allocated to the building and the land based on their relative fair values. The cost of the building and the land under the capital lease are included in the Consolidated Balance Sheets as "Property, plant and equipment" at $6.4 million and $2.1 million, respectively. Depreciation expense related to the building is computed using the straight-line method over the estimated useful life of the asset. Accumulated amortization related to the lease was $0.2 million at March 31, 2015.
The obligation related to the capital lease is recorded as a short-term or long-term capital lease obligation in the Consolidated Balance Sheets depending on when payments are due. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments, as of March 31, 2015, are as follows (in thousands):

Year ended September 30,
2015	$440
2016	881
2017	881
2018	6,901
Total minimum lease payments	9,103
Less amounts representing interest	1,049
Total capital lease obligation	8,054
Less current portion of capital lease obligation	881
Long-term capital lease obligation	$7,173
Letters of Credit
At March 31, 2015, the Company had approximately $19.9 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While the Company does not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date of the particular letter of credit should the Company fail to meet certain contractual requirements.
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
19. Subsequent Events
On April 28, 2015, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on June 26, 2015 to common stockholders of record on June 5, 2015. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margin, costs, earnings, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, or R&D, the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2014 Annual Report on Form 10-K and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2014 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.
Overview
We are a leading worldwide provider of automation and cryogenic solutions for multiple markets including semiconductor manufacturing and life sciences and are a valued business partner to original equipment manufacturers, or OEMs, and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry. Shipments to these customers by our Brooks Product Solutions segment represented approximately 54% of our consolidated revenue for the first half of fiscal year 2015. The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. The non-semiconductor markets we serve include life sciences, industrial capital equipment and other adjacent technology markets.
We expect the semiconductor equipment market will continue to be a key end market for our products, and we continue to make investments to maintain and grow our semiconductor product and service offerings. We acquired Dynamic Micro Systems Semiconductor Equipment GmbH (“DMS”) in April 2014 for $31.6 million. DMS is a German-based provider of automated contamination control solutions for front opening unified pod, or FOUP, carriers and reticle storage, for improving yield of semiconductor processes at semiconductor fabrication plants. In October 2012, we acquired Crossing Automation, Inc. (“Crossing”), a U.S.-based provider of automation solutions and services for semiconductor front-end markets for $59.0 million. The acquisition of these businesses provides us with the opportunity to enhance our existing capabilities with respect to manufacturing of atmospheric and vacuum solutions within the semiconductor front-end market.
We also intend to continue the development and acquisition of technologies that create opportunities outside of the semiconductor market. In October 2014, we acquired FluidX Ltd. (“FluidX”), a UK based provider of biological sample storage tubes and complementary bench-top instruments for $15.5 million, net of cash acquired. In August 2013, we acquired certain assets and liabilities related to biological sample preparation, management and storage solutions from Matrical, Inc. (“Matrical”) for $9.3 million.
In March 2015, we entered into an agreement with Yaskawa Electric Corporation ("Yaskawa") to dissolve the Yaskawa Brooks Automation, Inc. ("YBA") joint venture, which since formed in 2006 exclusively marketed and sold Yaskawa’s semiconductor and robotics products and the Company’s automation hardware products to semiconductor customers in Japan. Our subsidiary in Japan purchased certain assets and liabilities of YBA for $1.8 million, and will market and sell our automation hardware in the Japanese market going forward.
In December 2014, we entered into an agreement to purchase five-year convertible debt securities with a warrant agreement to purchase preferred units from BioCision, a privately held company, for $2.5 million. We purchased additional securities and units in February 2015 for $2.5 million. A portion of the funding will be used to fund a research and development program in accordance with our commercial agreement with BioCision, the remainder will be used by BioCision for general corporate purposes. As of March 31, 2015, the convertible debt securities and stock warrants were recorded at fair value for $5.2 million and $70,000, respectively.
In September 2014, we acquired the remaining interest in the equity of our majority owned subsidiary, Brooks Automation Asia, Ltd. ("BAA") for $3.2 million. We have historically consolidated the financial position and results of operations from BAA and presented the portion of the income attributable to the minority shareholders in the Consolidated Statements of Operations. The acquisition of this additional interest has been accounted for as an equity transaction, and as a result, no additional assets or liabilities were recognized related to the additional interest acquired. We will no longer report a noncontrolling interest.
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

Three and Six Months Ended March 31, 2015, Compared to Three and Six Months Ended March 31, 2014
Revenue
We reported revenue of $139.3 million for the three months ended March 31, 2015, compared to $125.9 million in the same prior year period, an increase of $13.4 million or 11%. We reported revenue of $262.0 million for the six months ended March 31, 2015, compared to $243.0 million in the same prior year period, an increase of $19.0 million or 8%. Our growth was driven by our Brooks Product Solutions and Brooks Life Science Systems segments as a result of acquisitions made in the last twelve months and from organic growth in selected product lines. The change in foreign currency exchange rates, compared to the same periods in the prior year, negatively impacted our revenue by $2.0 million and $3.2 million for the three and six months ended March 31, 2015, respectively.
Our Brooks Product Solutions segment reported revenue of $99.0 million for the three months ended March 31, 2015, an increase of 10% from $89.9 million in the same prior year period. This segment reported revenue of $181.8 million for the six months ended March 31, 2015, an increase of 6% from $171.5 million in the same prior year period. The revenue growth was attributable to sales in our DMS business, acquired in April 2014, and from growth in certain product lines including vacuum robots and fab solution products. This growth was partially offset by a decline in vacuum systems and atmospheric robots. Revenue from DMS contributed $9.0 million and $16.1 million for the three and six months ended March 31, 2015, respectively. DMS sales have generated increasing revenue in each sequential quarter since the acquisition. Foreign currency exchange rates negatively impacted revenue by $0.6 million and $1.0 million for the three and six months ended March 31, 2015, respectively.
Our Brooks Global Services segment reported revenue of $22.8 million for the three months ended March 31, 2015, a decrease of 2% from $23.4 million in the same prior year period. This segment reported revenue of $46.0 million for the six months ended March 31, 2015, a decrease of 1% from $46.7 million in the same prior year period. The decline was primarily attributable to the impact of foreign currency exchange rates. Foreign currency exchange rates negatively impacted revenue by $0.9 million and $1.5 million for the three and six months ended March 31, 2015, respectively.
Our Brooks Life Science Systems segment reported revenue of $17.5 million for the three months ended March 31, 2015, an increase of 39% from $12.6 million in the same prior year period. This segment reported revenue of $34.2 million for the six months ended March 31, 2015, an increase of 38%, from $24.8 million in the same prior year period. The revenue growth was attributable to sales in our FluidX business, acquired in October 2014, and organic growth in automated sample stores. Revenue from FluidX was $3.8 million and $7.4 million for the three and six months ended March 31, 2015, respectively. Foreign currency exchange rates negatively impacted revenue by $0.5 million and $0.7 million for the three and six months ended March 31, 2015, respectively.
Gross Margin
We reported gross margins of 33.0% for the three months ended March 31, 2015, compared to 35.2% for the same prior year period. Our gross margins were 32.5% for the six months ended March 31, 2015, compared to 35.1% for the same prior year period. The decrease in the three month results is attributable to a decline in margins in the Brooks Product Solutions segment, the Brooks Global Solutions segment and the Brooks Life Science Systems segment. The decline in the six month results is attributable to reduced margins in the Brooks Product Solutions segment and the Brooks Life Science Systems segment, partially offset by improvements in gross margins in the Brooks Global Services segment. Gross margin for the three and six months ended March 31, 2015 included $0.0 and $1.5 million of charges, respectively, related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting compared to $0.1 million and $0.4 million of charges for the three and six months ended March 31, 2014, respectively.

Our Brooks Product Solutions segment reported gross margins of 34.4% for the three months ended March 31, 2015, as compared to 35.6% in the same prior year period and 33.5% for the six months ended March 31, 2015, as compared to 35.3% in the same prior year period. These decreases were primarily attributable to an increase in warranty costs and an unfavorable impact from product line mix. The six month period ended was also impacted by temporary operational transition costs incurred in the first quarter as we transitioned our Polycold product lines to contract manufacturing. Cost included $0.0 and $0.6 million of charges for the three and six months ended March 31, 2015, respectively, related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting. The prior period results did not include acquisition related charges.
Our Brooks Global Services segment reported gross margins of 30.8% for the three months ended March 31, 2015, as compared to 32.8% in the same prior year period. Our Brooks Global Services segment gross margins were 33.7% for the six months ended March 31, 2015, as compared to 33.2% in the same prior year period. The decrease in gross margins for the three months ended March 31, 2015 was primarily attributable to an unfavorable mix of repair services and higher consumption of materials, partially offset by improved utilization of our field service organization. The increase in gross margins for the six months ended March 31, 2015 was primarily a result of improved utilization of our field service organization.
Our Brooks Life Science Systems segment reported gross margins of 28.5% for the three months ended March 31, 2015 as compared to 37.0% in the same prior year period. Our Brooks Life Science Systems segment gross margins were 25.4% for the six months ended March 31, 2015 as compared to 37.2% in the same prior year period. The decline in margins, for the three and six month periods, was driven by the continuation of certain project cost overruns in our storage systems business which we experienced during the first quarter of fiscal year 2015 and are accounted for on a percentage of completion basis. The increase in costs was primarily due to shortfalls in our materials and resource planning process, which led to premium installation and freight costs in order to meet customer commitments. An additional contributing factor driving lower margins for the three months ended March 31, 2015 was higher excess and obsolete inventory expense incurred, some of which were incurred as part of our product line rationalization as we execute restructuring activities in the Brooks Life Science Systems segment. The three and six months ended March 31, 2015 included $0.0 and $1.0 million of charges, respectively, related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting. The three and six months ended March 31, 2014 included $0.1 million and $0.4 million, respectively, of step-up related charges and $0.4 million for the impairment of the Celigo product line for the six months ended March 31, 2014.
Research and Development
Research and development expense for the three months ended March 31, 2015 was $12.7 million, an increase of $0.2 million compared to $12.5 million in the same prior year period. Research and development expense for the six months ended March 31, 2015 was $26.2 million, an increase of $1.2 million compared to $25.0 million in the same prior year period. Research and development expense for the three and six months ended March 31, 2015 includes $1.6 million and $3.0 million, respectively, of costs associated with acquisitions completed in the last twelve months.
Selling, General and Administrative
Selling, general and administrative expense was $29.6 million for the three months ended March 31, 2015, an increase of $1.0 million compared to $28.6 million in the same prior year period. Selling, general and administrative expense for the six months ended March 31, 2015 was $59.0 million, an increase of $4.2 million compared to $54.8 million in the same prior year period. Selling, general and administrative expense for the three and six months ended March 31, 2015 includes $2.7 million and $5.4 million, respectively, of costs associated with acquisitions completed in the last twelve months.

Restructuring and Other Charges
We recorded a restructuring charge of $0.7 million for the three months ended March 31, 2015 related to severance costs. These severance costs were driven by actions taken to consolidate global functional support roles and transition the manufacturing of certain product sub-assemblies to third party contract manufacturers within the Brooks Life Science Systems segment. We incurred additional severance costs within our Brooks Product Solutions segment related to the transition of the manufacturing of certain products from our facility in Mistelgau, Germany to a third party contract manufacturer. Our manufacturing site in Germany is expected to close in 2016.
We recorded a restructuring charge of $3.4 million for the six months ended March 31, 2015, which included $2.2 million of severance costs and $1.2 million of facility exit costs. Included in these restructuring charges are the severance costs described above along with $2.7 million of restructuring costs for the three months ended December 31, 2014 as a result of actions taken to reduce our workforce in order to improve our cost structure and ongoing cost discipline. These restructuring charges related primarily to severance costs of $1.5 million and facility exit related costs of $1.2 million. The reduction in workforce was primarily the result of consolidation of positions in the United States and Germany, including reductions related to the integration of our acquisition of DMS. The facility exit costs were due to the on-going transition of manufacturing certain products in our line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs were estimated according to future lease payments and operating costs to be paid until the termination of the lease.
We recorded a restructuring charge of $0.8 million and $1.5 million for the three and six months ended March 31, 2014, respectively. These costs consisted primarily of severance and other workforce-related costs and result from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain of our Polycold products to a third party contract manufacturer and other programs designed to improve our cost structure.
Interest Income
Interest income was $0.2 million and $0.5 million for the three and six months ended March 31, 2015, respectively. Interest income was $0.3 million and $0.5 million for the three and six months ended March 31, 2014, respectively.
Interest Expense
Interest expense related to the capital lease we entered in March 2014 was $0.1 million and $0.2 million for the three and six months ended March 31, 2015, respectively.
Other Income, Net
Other income, net was $1.2 million for the three months ended March 31, 2015 as compared to $0.1 million for the same prior year period. The increases were primarily due to $0.7 million of currency exchange gains in our foreign subsidiaries for balances denominated in U.S. dollars and $0.3 million of gains related to the fair value measurement of convertible debt securities. Other income, net was $2.2 million for the six months ended March 31, 2015 as compared to $0.3 million for the same prior year period. The increase was driven by a net gain of $1.9 million related to currency exchange gains and losses in our foreign subsidiaries for balances primarily denominated in U.S. dollars.
Income Tax Provision (Benefit)
We recorded an income tax provision (benefit) of $1.6 million and ($1.6) million for the three and six months ended March 31, 2015, respectively. The tax benefit is driven by U.S. pre-tax losses in the current quarter, $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits.
We recorded an income tax provision of $1.1 million and $1.9 million for the three and six months ended March 31, 2014, respectively. The tax provision for both periods substantially consists of U.S. and foreign income taxes, as well as interest related to unrecognized tax benefits.
Equity in Earnings (Losses) of Equity Method Investments
We recorded a loss of $0.1 million from our equity method investments for the three months ended March 31, 2015 as compared to income of $0.5 million for the same prior year period. We recorded a loss of $0.6 million from our equity method investments for the six months ended March 31, 2015 as compared to income of $1.3 million for the same prior year period. During the first quarter of fiscal year 2015, the Company and Yaskawa agreed in principle to dissolve our joint venture. Related to this planned dissolution, YBA assessed the recoverability of assets held in the event of dissolution and communicated an impairment in the carrying value of the assets to its equity partners. We recorded an impairment charge of $0.7 million for the three months ended December 31, 2014 to write down the carrying value of our equity investment in YBA to its fair value.
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
Reported revenue for the three months ended March 31, 2014 has been reduced by $7.5 million. The pre-tax income from the discontinued operation was $1.8 million for the three months ended March 31, 2014. The after-tax income from the discontinued operation was $1.2 million for the three months ended March 31, 2014.
Reported revenue for the six months ended March 31, 2014 has been reduced by $15.0 million. The pre-tax income from the discontinued operation was $4.3 million for the six months ended March 31, 2014. The after-tax income from the discontinued operation was $2.7 million for the six months ended March 31, 2014.
The tax expense allocated to the discontinued operation was $0.7 million and $1.6 million for the three and six months ended March 31, 2014, respectively. The allocation of tax expense to the discontinued operation represents the difference in total company tax expense when calculated with and without the results of the discontinued operation.
Net Income (Loss) Attributable to Brooks Automation, Inc.
We reported net income attributable to Brooks Automation, Inc. of $2.7 million for the three months ended March 31, 2015, compared to $3.2 million for the same prior year period. The decrease was primarily attributed to a decline of $1.2 million in discontinued operations and was partially offset by an increase of $0.6 million in continuing operations.
We reported net income (loss) attributable to Brooks Automation, Inc. of ($23,000) for the six months ended March 31, 2015, compared to $6.6 million for the same prior year period. The $6.6 million decrease for the first half of the year is primarily attributable to a reduction of $4.0 million in continuing operations and a decline of $2.7 million in discontinued operations.
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
At March 31, 2015, we had cash, cash equivalents and marketable securities aggregating $207.1 million. This amount was composed of $73.2 million of cash and cash equivalents, $69.3 million of investments in short-term marketable securities and $64.6 million of investments in long-term marketable securities. We have obligations under a capital lease of $8.1 million at March 31, 2015.
Cash and cash equivalents were $73.2 million at March 31, 2015, a decrease of $20.9 million from September 30, 2014. The decrease in cash was primarily due to the acquisition of FluidX for $15.5 million, net of cash acquired. Additional uses of cash include $13.5 million of cash dividends paid to our shareholders, $5.0 million paid to BioCision for the convertible debt securities, $3.6 million for capital expenditures and $1.8 million for the acquisition of certain assets and liabilities of YBA. Offsetting these payments was $16.9 million of net sales of marketable securities and $5.0 million of net cash provided by operating activities.
Cash provided by operating activities was $5.0 million for the six months ended March 31, 2015, and was composed of $18.4 million for non-cash related charges and $13.4 million of net working capital increases. Non-cash related charges consisted of items such as $12.7 million of depreciation and amortization, $7.1 million of stock-based compensation and $0.6 million of undistributed losses of our equity method investments. These non-cash related charges were partially offset by a deferred tax benefit of $2.7 million. The increase in working capital is primarily due to $13.3 million in increased accounts receivables, $6.2 million of decreases in accrued compensation and benefits, and $3.9 million of decreased deferred revenue, partially offset by $8.3 million of increased accounts payables, and $4.8 million of increased accrued expenses and other current liabilities. The increase in accounts receivables is mostly due to increased shipments in our Brooks Product Solutions segment to semiconductor capital equipment customers in the third month of the three months ended March 31, 2015.

Cash used in investing activities was $9.0 million for the first half of fiscal year 2015, and includes $15.5 million for the acquisition of FluidX, $5.0 million paid to BioCision for the convertible debt securities, $3.6 million of capital expenditures and $1.8 million for the acquisition of certain assets and liabilities of YBA. These uses of cash were partially offset by $16.9 million of net proceeds from the sale of marketable securities.
Cash used in financing activities for the six months ended March 31, 2015 was composed primarily of $13.5 million for the quarterly cash dividends we paid to our shareholders.
In March 2014, we exercised an option to renew the lease of a building and the related land on our Chelmsford, Massachusetts campus. We have leased this building since 2002. By exercising this option, we have also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments. The cost of the building and the land under the capital lease were included in the Consolidated Balance Sheets as property, plant and equipment at $6.4 million and $2.1 million, respectively, and the building will be depreciated over its estimated useful life. Our remaining obligation under the capital lease is $8.1 million, of which $0.9 million will be paid in the next twelve months.
Except as disclosed, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2014 Annual Report on Form 10-K.
We had approximately $19.9 million of letters of credit outstanding at March 31, 2015. We issue these letters of credit related to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While we do not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements.
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
On April 28, 2015, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.7 million will be paid on June 26, 2015 to shareholders of record at the close of business on June 5, 2015. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash equivalents consist principally of money market securities, which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At March 31, 2015, our unrealized gain position on marketable securities was $0.2 million, which is included in "Accumulated other comprehensive income" in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.3 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 31% of our total sales for the first half of fiscal year 2015. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $18.9 million at March 31, 2015, and relate to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred a foreign currency gain of $1.4 million for the six months ended March 31, 2015, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2015 would result in a $0.5 million change in our net income.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock units the opportunity to elect to sell their shares to the Company at the time of vesting to satisfy tax obligations due in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2015. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 — 31, 2015	947	$13.28	947
February 1 — 28, 2015	10,216	12.18	10,216
March 1 — 31, 2015	—	—	—
Total	11,163	$12.27	11,163

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: April 30, 2015	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2015	/S/ David Pietrantoni
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

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.