Form 10-Q
period 2015-06-30
BROOKS AUTOMATION INC
filed 2015-08-06
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 30, 2015: common stock, $0.01 par value and 67,490,101 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30, 2015	September 30, 2014
Assets
Current assets
Cash and cash equivalents	$79,670	$94,114
Marketable securities	61,555	68,130
Accounts receivable, net	100,973	80,106
Inventories	95,167	93,567
Deferred tax assets	18,990	19,009
Prepaid expenses and other current assets	14,488	19,387
Total current assets	370,843	374,313
Property, plant and equipment, net	46,277	50,183
Long-term marketable securities	73,404	83,212
Long-term deferred tax assets	68,603	67,563
Goodwill	118,257	109,501
Intangible assets, net	56,771	59,550
Equity method investments	26,760	28,944
Other assets	9,458	4,772
Total assets	$770,373	$778,038
Liabilities and equity
Current liabilities
Accounts payable	$47,145	$33,740
Capital lease obligation	881	881
Deferred revenue	22,614	26,279
Accrued warranty and retrofit costs	6,184	6,499
Accrued compensation and benefits	19,709	21,663
Accrued restructuring costs	2,661	3,475
Accrued income taxes payable	4,012	1,808
Deferred tax liabilities	339	808
Accrued expenses and other current liabilities	15,617	18,688
Total current liabilities	119,162	113,841
Long-term capital lease obligation	7,049	7,417
Long-term tax reserves	3,947	5,708
Long-term deferred tax liabilities	3,268	2,567
Long-term pension liability	2,416	1,774
Other long-term liabilities	3,305	3,842
Total liabilities	139,147	135,149
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,951,970 shares issued and 67,490,101 shares outstanding at June 30, 2015, 80,375,777 shares issued and 66,913,908 shares outstanding at September 30, 2014	810	804
Additional paid-in capital	1,842,773	1,834,619
Accumulated other comprehensive income	8,452	15,687
Treasury stock at cost, 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,019,853)	(1,007,265)
Total equity	631,226	642,889
Total liabilities and equity	$770,373	$778,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue
Product	$120,816	$93,223	$336,941	$288,887
Services	24,078	24,136	70,002	71,444
Total revenue	144,894	117,359	406,943	360,331
Cost of revenue
Product	79,721	59,985	228,989	185,507
Services	13,986	16,628	41,654	48,889
Total cost of revenue	93,707	76,613	270,643	234,396
Gross profit	51,187	40,746	136,300	125,935
Operating expenses
Research and development	12,834	13,494	39,001	38,538
Selling, general and administrative	27,825	30,040	86,845	84,812
Restructuring and other charges	358	3,122	3,711	4,641
Total operating expenses	41,017	46,656	129,557	127,991
Operating income (loss)	10,170	(5,910)	6,743	(2,056)
Interest income	199	181	678	685
Interest expense	(100)	(101)	(300)	(101)
Other income, net	460	157	2,640	472
Income (loss) before income taxes and equity in earnings (losses) of equity method investments	10,729	(5,673)	9,761	(1,000)
Income tax provision (benefit)	3,340	(2,838)	1,790	(928)
Income (loss) before equity in earnings (losses) of equity method investments	7,389	(2,835)	7,971	(72)
Equity in earnings (losses) of equity method investments	292	71	(313)	1,330
Income (loss) from continuing operations	7,681	(2,764)	7,658	1,258
Income from discontinued operations, net of tax	—	27,263	—	30,002
Net income	7,681	24,499	7,658	31,260
Net income attributable to noncontrolling interests	—	(23)	—	(147)
Net income attributable to Brooks Automation, Inc.	$7,681	$24,476	$7,658	$31,113
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$0.11	$(0.04)	$0.11	$0.02
Net income from discontinued operations, net of tax	—	0.41	—	0.45
Basic net income per share attributable to Brooks Automation, Inc.	$0.11	$0.37	$0.11	$0.47
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Net income (loss) from continuing operations	$0.11	$(0.04)	$0.11	$0.02
Net income from discontinued operations, net of tax	—	0.40	—	0.44
Diluted net income per share attributable to Brooks Automation, Inc.	$0.11	$0.36	$0.11	$0.46
Dividend declared per share	$0.10	$0.08	$0.30	$0.24

Shares used in computing earnings (loss) per share:
Basic	67,454	66,751	67,321	66,583
Diluted	68,571	67,653	68,520	67,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$7,681	$24,499	$7,658	$31,260
Comprehensive income:
Change in cumulative translation adjustment	(821)	2,542	(7,386)	1,701
Change in unrealized gain (loss) on marketable securities	(48)	(31)	154	(10)
Change in fair value on cash flow hedges	—	(91)	—	(23)
Actuarial gain (loss)	(12)	(9)	(3)	12
Comprehensive income	6,800	26,910	423	32,940
Comprehensive income attributable to noncontrolling interests	—	(23)	—	(147)
Comprehensive income attributable to Brooks Automation, Inc.	$6,800	$26,887	$423	$32,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$7,658	$31,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,929	17,252
Impairment of intangible assets	—	398
Impairment of other assets	—	2,621
Stock-based compensation	9,510	8,774
Amortization of premium on marketable securities	917	896
Undistributed losses (earnings) of equity method investments	313	(1,330)
Deferred income tax provision (benefit)	(2,262)	1,115
Gain on disposal of businesses	—	(27,444)
(Gain) loss on disposal of long-lived assets	(4)	52
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(19,070)	10,416
Inventories	(1,519)	1,150
Prepaid expenses and other current assets	(4,881)	(3,612)
Accounts payable	11,600	(15,712)
Deferred revenue	(2,339)	13,243
Accrued warranty and retrofit costs	(320)	(820)
Accrued compensation and benefits	(1,907)	5,484
Accrued restructuring costs	(660)	2,542
Accrued expenses and other current liabilities	5,506	(5,947)
Net cash provided by operating activities	21,471	40,338
Cash flows from investing activities
Purchases of property, plant and equipment	(5,945)	(3,384)
Purchases of marketable securities	(58,991)	(128,135)
Sales and maturities of marketable securities	74,515	89,579
Proceeds from divestitures	—	85,369
Acquisitions, net of cash acquired	(17,257)	(37,832)
Proceeds from sales of property, plant and equipment	6	—
Purchases of other investments	(5,000)	—
Decreases in restricted cash	—	177
Net cash (used in) provided by investing activities	(12,672)	5,774
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	867	967
Principal repayments of capital lease obligations	(368)	—
Common stock dividends paid	(20,229)	(16,144)
Net cash used in financing activities	(19,730)	(15,177)
Effects of exchange rate changes on cash and cash equivalents	(3,513)	1,641
Net (decrease) increase in cash and cash equivalents	(14,444)	32,576
Cash and cash equivalents, beginning of period	94,114	82,971
Cash and cash equivalents, end of period	$79,670	$115,547

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of buildings and land through capital lease	$—	$8,537

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
During the nine months ended June 30, 2014, the Company determined that its Granville-Phillips Gas Analysis & Vacuum Measurement ("Granville-Phillips") business met the criteria to be reported as a discontinued operation. The Company sold the Granville-Phillips business in May 2014. As a result, the Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. The results of operations from the Granville-Phillips business are presented as “Income from discontinued operations, net of tax” in the unaudited Consolidated Statements of Operations. The discussion in the notes to these unaudited consolidated financial statements, unless otherwise noted, relate solely to the Company's continuing operations (See Note 3).
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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue recognized using the percentage of completion method, pension obligations and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances, future projections that management believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
The Company’s significant accounting policies are described in Note 2 "Summary of Significant Accounting Policies" in the 2014 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for presentation of unrecognized tax benefits. The prior guidance related to unrecognized tax benefits did not explicitly address financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amended guidance eliminates the existing diversity in practice in the presentation of unrecognized tax benefits in these instances. Under the amended guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, are presented in the financial statements as a reduction of a deferred tax asset when an operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The Company adopted this guidance on October 1, 2014, which had no impact on its financial position or results of operations.
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. Under the amended guidance, a strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the new guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The amended guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals, or classifications as held for sale, that have not been previously reported in financial statements. The Company has not considered this amended guidance in regard to the Granville-Phillips discontinued operation.
In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. A five-step process set forth in the guidance may require more judgment and estimation within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.
In January 2015, the FASB issued new accounting guidance to simplify income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after the results of continuing operations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial position and results of operations.
In February 2015, the FASB issued an amendment to the accounting guidance for consolidations of financial statements by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.
2. Stock-Based Compensation
The Company may issue restricted stock units and restricted stock awards (collectively "restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense, excluding amounts related to discontinued operations, recorded during the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Restricted stock units	$2,289	$2,149	$9,173	$8,442
Employee stock purchase plan	113	109	337	334
Total stock-based compensation	$2,402	$2,258	$9,510	$8,776
The fair value per share of a restricted stock unit is equal to the quoted price of the Company’s common stock on the date of grant. The expense related to these awards is being recorded ratably over the vesting period, net of estimated forfeitures. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals against previously established performance targets in accordance with the Company's long-term equity incentive plan.
The Company grants restricted stock units that vest over a required service period and awards for which vesting is dependent upon achieving certain operating performance goals. Restricted stock units granted with performance goals also have a required service period. The following table reflects restricted stock units granted, including 8,500 of time-based awards related to the discontinued operation, during the nine months ended June 30, 2015 and 2014:

	Total Units	Time-Based Units	Stock Grants	Performance-Based Units
Nine months ended June 30, 2015	1,484,781	568,750	69,281	846,750
Nine months ended June 30, 2014	1,517,057	600,750	77,557	838,750
Time-Based Grants
Units granted with a required service period typically have three year vesting schedules in which, subject to the award holder meeting service requirements, one-third vest at the first anniversary of the date of grant, one-third vest at the second anniversary of the date of grant and one-third vest at the third anniversary of the date of grant.
Stock Grants

The Company granted 69,281 shares and 77,557 shares during the nine months ended June 30, 2015 and 2014, respectively, to the Company’s Board of Directors, which vested immediately.
Performance-Based Grants
Performance-based units are earned based on the achievement of performance criteria established by the Company’s Human Resources and Compensation Committee and the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.
Performance-based awards granted in fiscal year 2014 included provisions that allowed participants to earn 100% of the targeted number of performance-based awards if the Company’s performance met targets and up to a maximum of 200% of the performance-based awards if the Company’s performance significantly exceeded the target. Performance below the minimum threshold resulted in award forfeiture. The measurement of achievement against the performance goals for performance-based units granted in fiscal year 2014 occurred at the end of fiscal year 2014 to determine the number of earned units eligible for subsequent vesting, in which one-half of the earned units vest at the second anniversary of the date of grant and one-half of the earned units vest at the third anniversary of the date of grant, subject to the award holder meeting service requirements.
The Company significantly exceeded the fiscal year 2014 financial goals associated with the performance-based awards which were granted in the first quarter of fiscal year 2014. Under the terms of the awards, a total of 1,297,546 units could vest, subject to award holders satisfying the service requirement, which is an increase of 458,796 units over the target grant. Units granted to the employees of the Granville-Phillips business were forfeited upon completion of the sale.
Performance-based awards granted in fiscal year 2015 include provisions similar to fiscal 2014 awards that allow participants to earn threshold, target and maximum awards ranging from 0% of the award for performance below the minimum threshold, 100% of the award for performance at target and up to a maximum of 200% of the award if the Company’s performance significantly exceeds the target goals.
Sixty percent of the performance-based units granted in fiscal year 2015 have certain performance goals that will be measured at the end of fiscal year 2015 to determine the number of earned units, of which one-half will vest at the second anniversary of the date of grant and one-half will vest at the third anniversary of the date of grant, subject to the award holder meeting service requirements. Forty percent of the performance-based units granted in fiscal year 2015 have certain performance goals to be measured over a three year period at the end of fiscal year 2017 with any earned units vesting at the third anniversary of the date of the grant, subject to award holders satisfying the service requirements.
Stock Option Activity
The following table summarizes stock option activity for the nine months ended June 30, 2015:

	Number of Options	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2014	5,550		$13.20
Forfeited/expired	(5,550)		13.20
Outstanding at June 30, 2015	—	0.0 years	$—	$—
Vested at June 30, 2015	—	0.0 years	$—	$—
Options exercisable at June 30, 2015	—	0.0 years	$—	$—
No stock options were granted during the three and nine months ended June 30, 2015 or 2014. There were no stock option exercises during the three and nine months ended June 30, 2015 or 2014.
As of June 30, 2015, there was no future compensation cost related to stock options as there were no stock options outstanding.

Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the nine months ended June 30, 2015:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2014	2,726,485	$11.05
Restricted stock units granted	1,484,781	11.93
Restricted stock units vested	(672,453)	11.91
Restricted stock units canceled	(266,736)	10.60
Outstanding at June 30, 2015	3,272,077	$11.91
The fair value of restricted stock units which vested during each of the three month periods ended June 30, 2015 and 2014 was $0.2 million. The fair value of restricted stock units which vested during the nine months ended June 30, 2015 and 2014 was $8.0 million and $5.1 million, respectively.
As of June 30, 2015, the unrecognized compensation cost related to restricted stock units that are expected to vest is $14.2 million and will be recognized over an estimated weighted average service period of 1.6 years.
Employee Stock Purchase Plan
There were no shares purchased under the employee stock purchase plan during the three months ended June 30, 2015 and 2014. A total of 96,415 shares were purchased under the employee stock purchase plan during the nine months ended June 30, 2015 for aggregate proceeds of $0.9 million. A total of 115,132 shares were purchased under the employee stock purchase plan during nine months ended June 30, 2014 for aggregate proceeds of $1.0 million.
3. Discontinued Operations
The Granville-Phillips business unit developed, manufactured, sold and serviced vacuum measurement and gas analysis instrumentation to semiconductor and non-semiconductor customers. In March 2014, the Company entered into an agreement to sell this business for $87.0 million in cash. The sale was completed on May 30, 2014.
The Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. The presentation of the Granville-Phillips business as a discontinued operation resulted in a reduction of previously reported revenue by $4.4 million and $19.3 million, respectively, for the three and nine months ended June 30, 2014 and had no impact on previously reported net income (loss) or stockholders' equity for the periods then ended.
4. Acquisitions
Acquisitions Completed in Fiscal Year 2015
On October 1, 2014, the Company acquired all of the outstanding stock of FluidX Ltd. (“FluidX”), a UK-based provider of biological sample storage tubes and complementary bench-top instruments. The Company paid, in cash, aggregate merger consideration of $15.5 million, net of cash acquired. The acquisition of FluidX provides the Company with the opportunity to enhance its existing capabilities with respect to biobanking solutions in the Brooks Life Science Systems segment.
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
On January 23, 2015, the Company reached a settlement with respect to certain working capital adjustments with the sellers of FluidX stock. On February 3, 2015, the Company paid such proceeds to the sellers, which increased the purchase price by $0.1 million. At June 30, 2015, the Company had $1.6 million in a general escrow account held by the unrelated third party. The Company has not yet completed the final allocation of the consideration in connection with the acquisition of FluidX, but expects to do so in the measurement period.
The Company used the relief-from-royalty method, a form of the income approach, to value the trademarks and existing technology acquired. The principle behind this method is that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. The Company used the excess-earnings method, a form of the income approach, to value the customer relationships acquired. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The weighted average amortization periods for intangible assets acquired in the FluidX acquisition are 7.0 years for each of completed technology, trademarks, and customer relationships. The intangible assets acquired are amortized using an accelerated depreciation method which approximates the pattern in which the economic benefits are expected to be realized.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Company's Brooks Life Science Systems segment. Goodwill is primarily the result of expected synergies from combining the operations of FluidX with the Company. Goodwill arising from the acquisition of FluidX is not deductible for tax purposes.
The operating results of FluidX have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. Revenue from FluidX for the three months ended June 30, 2015 was $3.8 million, and its net loss was $0.3 million. Revenue from FluidX for the nine months ended June 30, 2015 was $11.2 million, and its net loss was $0.5 million. The net loss for the three and nine months ended June 30, 2015 included charges of $0.0 million and $1.0 million, respectively, related to the step-up in value of the acquired inventories. The net loss for the three and nine months ended June 30, 2015 also included amortization expense of $0.3 million and $1.0 million, respectively, related to acquired intangible assets.
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
The purchase price was allocated based on the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective. The Company finalized the purchase price allocation for this acquisition within the measurement period. Adjustments to the initial purchase price allocation recorded during the measurement period were not material to our financial position.
The Company reached a settlement with respect to certain working capital adjustments and other issues with the sellers of DMS' stock in the fourth quarter of fiscal year 2014. As a result of this settlement, the Company received $2.2 million in the first quarter of fiscal year 2015 from certain escrow accounts established at the date of acquisition and held by the unrelated third party. At June 30, 2015, $2.8 million remained in escrow related to potential future claims against the sellers of DMS' stock. The escrow period lapses on October 30, 2015.
The Company used the relief-from-royalty method, a form of the income approach, to value the completed technology acquired. The Company used the excess-earnings method, a form of the income approach, to value the customer relationships acquired. The weighted average amortization periods for intangible assets acquired in the DMS acquisition are 5.0 years for completed technologies and 8.0 years for customer relationships. The intangible assets acquired are amortized using methods that approximate the pattern in which the economic benefits are expected to be realized, including variable declining balance and straight-line methods.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Company's Brooks Product Solutions segment. Goodwill is primarily the result of expected synergies from combining the operations of DMS with the Company. Goodwill arising from the acquisition of DMS is not deductible for tax purposes. In the first quarter of fiscal year 2015, the Company increased the opening goodwill balance by $0.3 million as a result of a fair value adjustment recorded to inventory.
The operating results of DMS have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition. Revenue from DMS for the three months ended June 30, 2015 was $11.0 million and its net income was $0.7 million. Revenue from DMS for the nine months ended June 30, 2015 was $27.1 million and its net income was $0.5 million. The net income for the three and nine months ended June 30, 2015 included charges of $0.0 million and $0.6 million, respectively, related to the step-up in value of the acquired inventories. The net income for the three and nine months ended June 30, 2015 also included amortization expense of $0.6 million and $1.7 million, respectively, related to acquired intangible assets.
The following pro forma summary presents consolidated information of the Company as if the acquisition of DMS occurred on October 1, 2013 (in thousands):

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Revenue	$119,580	$379,433
Net income attributable to Brooks Automation, Inc.	21,291	26,384
The pro forma net income has been adjusted to reflect additional amortization from adjustments to intangible assets as if those adjustments had been applied as of October 1, 2013.
5. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. The Company performs a goodwill impairment test for each reporting unit on an annual basis and additional impairment tests if triggering events occur or interim indicators of impairment are present. The Company did not identify any indicators of goodwill impairment during the three and nine months period ended June 30, 2015 that would warrant an interim test.
During the three months ended June 30, 2015, the Company changed the date of its annual goodwill impairment test from September 30th to April 1st to align more closely with the Company’s annual strategic planning process. This change did not delay, accelerate, or avoid an impairment charge and did not result in adjustments to the Company’s unaudited consolidated financial statements when applied retrospectively.
As of June 30, 2015, the Company completed the annual goodwill impairment test and determined that no adjustment to goodwill was necessary since the fair value of all reporting units substantially exceeded their respective carrying values. The change in the annual impairment test date did not have a material impact on the Company’s financial position and results of operations during the period ended June 30, 2015.
The components of the Company’s goodwill, excluding amounts related to the discontinued operations, by business segment at June 30, 2015 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill at September 30, 2014	$494,275	$156,792	$47,378	$26,014	$724,459
Less: aggregate impairment charges recorded	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, less accumulated impairments at September 30, 2014	56,569	5,554	47,378	—	109,501
Acquisitions and adjustments during the nine months ended June 30, 2015	509	—	8,247	—	8,756
Goodwill, less accumulated impairments at June 30, 2015	$57,078	$5,554	$55,625	$—	$118,257
Components of the Company’s identifiable intangible assets, excluding amounts related to the discontinued operations, are as follows (in thousands):

	June 30, 2015			September 30, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,370	$438	$7,808	$7,300	$508
Completed technology	58,516	45,474	13,042	57,155	41,539	15,616
Trademarks and trade names	4,243	3,578	665	3,496	3,496	—
Customer relationships	78,282	35,656	42,626	73,389	29,963	43,426
Total intangible assets	$148,849	$92,078	$56,771	$141,848	$82,298	$59,550
The Company recorded an increase to goodwill in the amount of $8.8 million during the nine months ended June 30, 2015. This increase included $8.2 million related to the acquisition of FluidX, representing the excess of the consideration transferred over the fair value of the net assets acquired from FluidX. This increase also included $0.3 million due to a fair value adjustment recorded to DMS inventory, resulting in an increase to opening goodwill.
The Company is required to test certain long-lived assets when indicators of impairment are present. The Company evaluated the existence of impairment indicators on long-lived assets for the three and nine months ended June 30, 2015 and determined that such indicators were not present. The Company initially determined that impairment indicators were present for the long-lived assets related to the Celigo product line as of September 30, 2013. These long-lived assets were tested for recoverability, which resulted in the conclusion that the carrying amounts of the assets were not fully recoverable. As a result of this analysis, management determined that an impairment loss of $2.0 million had occurred as of September 30, 2013. The Company revised its estimate of the fair value of these assets during the three months ended December 31, 2013 and determined that an additional impairment loss of $0.4 million, representing the remaining carrying value of the long-lived assets, was required to be recorded. These impairment losses were recorded in the results of operations of the Brooks Life Science Systems segment during the three months ended December 31, 2013. The Company completed the sale of the Celigo product line in the second quarter of fiscal year 2014.
6. Income Taxes

The Company recorded an income tax provision of $3.3 million and $1.8 million for the three and nine months ended June 30, 2015, respectively. The income tax provision is driven by global income during the current quarter and interest related to unrecognized tax benefits. The income tax provision also includes tax benefits related to reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions. The income tax provision for the nine months ended June 30, 2015 includes $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014.
The Company recorded an income tax benefit of $2.8 million and $0.9 million for the three and nine months ended June 30, 2014, respectively. The income tax benefit is driven by U.S. and German pre-tax losses in the third quarter and $0.7 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in one of the Company's foreign jurisdictions. These benefits are partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance on a quarterly basis. As of June 30, 2015, the Company has continued to maintain a valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
The Company is subject to U.S. federal income tax and various state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files tax returns. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. In the Company's U.S. and foreign jurisdictions, the years that may be examined vary, with the earliest tax year being 2008. Based on the outcome of these examinations, or the expiration of statutes of limitations for specific jurisdictions, the related unrecognized tax benefits could change from those recorded in the Company's unaudited Consolidated Balance Sheets. It is reasonably possible that the unrecognized tax benefit will be reduced by approximately $1.3 million during the next twelve months as the result of the expiration of these statutes of limitations.
7. Earnings per Share
A reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding used in computing basic earnings per share	67,454	66,751	67,321	66,583
Dilutive common stock options and restricted stock units	1,117	902	1,199	945
Weighted average common shares outstanding for purposes of computing diluted earnings per share	68,571	67,653	68,520	67,528
Options to purchase approximately 0 and 9,000 shares of common stock and 383,000 and 0 restricted stock units were excluded from the computation of diluted earnings per share attributable to common stockholders for the three months ended June 30, 2015 and 2014, respectively, as their effect would be anti-dilutive. In addition, options to purchase approximately 2,000 and 13,000 shares of common stock and 160,000 and 0 restricted stock units were excluded from the computation of diluted earnings per share attributable to common stockholders for the nine months ended June 30, 2015 and 2014, respectively, as their effect would be anti-dilutive.
8. Segment Information
The Company reports financial results in three segments: Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. A description of segments is included in the 2014 Annual Report on the Form 10-K, Note 18 "Segment and Geographic Information" in the Notes to the Company's Consolidated Financial Statements.
The Company evaluates the performance of, and allocates resources to, each of its segments based on their revenues, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Other unallocated corporate expenses, amortization of acquired intangible assets (excluding completed technology) and restructuring and other charges are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon multiple cost drivers associated with the respective administrative function, including segments' revenue and headcount, or an analysis of the segments that benefit from a specific administrative function. Segment assets exclude cash, cash equivalents, marketable securities, deferred tax assets and equity method investments.
Financial information for the Company’s business segments, excluding amounts related to the discontinued operations, is as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three Months Ended June 30, 2015
Revenue
Product	$104,533	$4,154	$12,129	$120,816
Services	—	19,399	4,679	24,078
Total revenue	$104,533	$23,553	$16,808	$144,894
Gross profit	$38,285	$8,230	$4,672	$51,187
Segment operating income (loss)	$13,470	$3,692	$(4,656)	$12,506

Three Months Ended June 30, 2014
Revenue
Product	$75,367	$3,392	$14,464	$93,223
Services	—	20,246	3,890	24,136
Total revenue	$75,367	$23,638	$18,354	$117,359
Gross profit	$25,834	$8,399	$6,513	$40,746
Segment operating income (loss)	$451	$3,784	$(1,110)	$3,125

Nine Months Ended June 30, 2015
Revenue
Product	$286,347	$12,390	$38,204	$336,941
Services	—	57,197	12,805	70,002
Total revenue	$286,347	$69,587	$51,009	$406,943
Gross profit	$99,202	$23,736	$13,362	$136,300
Segment operating income (loss)	$21,927	$9,353	$(14,563)	$16,717

Nine Months Ended June 30, 2014
Revenue
Product	$246,820	$11,044	$31,023	$288,887
Services	—	59,304	12,140	71,444
Total revenue	$246,820	$70,348	$43,163	$360,331
Gross profit	$86,295	$23,900	$15,740	$125,935
Segment operating income (loss)	$10,906	$8,875	$(8,150)	$11,631

Assets
June 30, 2015	$267,150	$57,075	$115,230	$439,455
September 30, 2014	$252,944	$58,678	$103,498	$415,120

A reconciliation of the Company’s reportable segment operating income (loss) to the corresponding consolidated amounts for the three and nine month periods ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Segment operating income	$12,506	$3,125	$16,717	$11,631
Amortization of acquired intangible assets	1,917	1,606	5,743	4,522
Restructuring and other charges	358	3,122	3,711	4,641
Impairment of variable interest entity note receivable	—	2,621	—	2,621
Other unallocated corporate expenses	61	1,686	520	1,903
Total operating income (loss)	$10,170	$(5,910)	$6,743	$(2,056)
A reconciliation of the Company’s reportable segment assets to the corresponding consolidated amounts as of June 30, 2015 and September 30, 2014 is as follows (in thousands):

	June 30, 2015	September 30, 2014
Segment assets	$439,455	$415,120
Cash, cash equivalents and marketable securities	214,629	245,456
Deferred tax assets	87,593	86,572
Equity method investments	26,760	28,944
Other unallocated corporate net assets	1,936	1,946
Total assets	$770,373	$778,038
9. Significant Customers
The Company had one customer that accounted for more than 10% of its revenue, at 11%, during the three months ended June 30, 2015. The Company did not have any customers that accounted for more than 10% of its revenue during the three months ended June 30, 2014. The Company had one customer that accounted for more than 10% of its revenue, at 12% and 11%, during the nine months ended June 30, 2015 and 2014, respectively.
The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at June 30, 2015 or September 30, 2014.
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
10. Restructuring and Other Charges
The Company recorded a restructuring charge of $0.4 million for the three months ended June 30, 2015 related to severance costs. These severance costs were primarily driven by actions taken to consolidate global functional support roles and transition the manufacturing of certain product sub-assemblies to third party contract manufacturers within the Brooks Life Science Systems segment.
The Company recorded a restructuring charge of $3.7 million for the nine months ended June 30, 2015, which consisted of $2.5 million of severance costs and $1.2 million of facility exit costs. Included in these restructuring charges are the severance costs described above along with $3.3 million of restructuring costs incurred during the first half of fiscal 2015 as a result of actions taken to reduce the Company's workforce in order to improve its cost structure and ongoing cost discipline. These restructuring charges consisted primarily of severance costs of $2.1 million and facility exit related costs of $1.2 million. The reduction in workforce was primarily the result of consolidation of positions in the United States and Germany, including reductions related to the integration of the Company's acquisition of DMS along with the transition of the manufacturing of certain products from the Company's facility in Mistlegau, Germany to a third party contract manufacturer. The Company plans to close its manufacturing site in Mistlegau, Germany in fiscal 2016.
The facility exit costs were attributable to the outsourcing of manufacturing certain products in the Company's line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs were estimated according to future lease payments and operating costs to be paid until the termination of the lease.
The Company recorded a restructuring charge of $3.1 million and $4.6 million for the three and nine months ended June 30, 2014, respectively. These restructuring costs consisted primarily of severance and other workforce-related costs resulting from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain of the Company’s Polycold products to a third party contract manufacturer and other programs designed to improve the Company’s cost structure.
The activity for the three and nine months ended June 30, 2015 and 2014 related to the Company's restructuring-related accruals, excluding amounts related to the discontinued operations, is summarized below (in thousands):

	Activity — Three Months Ended June 30, 2015
	Balance at March 31, 2015	Expenses	Payments	Balance at June 30, 2015
Facilities and other	$904	$—	$(241)	$663
Workforce-related	2,393	358	(753)	1,998
Total restructuring liabilities	$3,297	$358	$(994)	$2,661

	Activity — Three Months Ended June 30, 2014
	Balance at March 31, 2014	Expenses	Payments	Balance at June 30, 2014
Facilities and other	$—	$150	$(58)	$92
Workforce-related	1,552	2,972	(665)	3,859
Total restructuring liabilities	$1,552	$3,122	$(723)	$3,951

	Activity — Nine Months Ended June 30, 2015
	Balance at September 30, 2014	Expenses	Payments	Balance at June 30, 2015
Facilities and other	$71	$1,205	$(613)	$663
Workforce-related	3,404	2,506	(3,912)	1,998
Total restructuring liabilities	$3,475	$3,711	$(4,525)	$2,661

	Activity — Nine Months Ended June 30, 2014
	Balance at September 30, 2013	Expenses	Payments	Balance at June 30, 2014
Facilities and other	$155	$163	$(226)	$92
Workforce-related	1,257	4,478	(1,876)	3,859
Total restructuring liabilities	$1,412	$4,641	$(2,102)	$3,951
The Company anticipates that the accrued restructuring costs at June 30, 2015 will be substantially paid in the next twelve months.
11. Employee Benefit Plans
The Company has two active defined benefit pension plans (collectively, the “Plans”). The Plans cover substantially all of the Company’s employees in Switzerland and Taiwan. Retirement benefits are generally earned based on the years of service and compensation during active employment; however, the level of benefits varies within the Plans. Eligibility is determined in accordance with local statutory requirements.

The components of the Company’s net pension cost for the three and nine months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$122	$102	$370	$304
Interest cost	32	40	96	118
Amortization of losses	—	—	—	1
Expected return on assets	(54)	(53)	(165)	(161)
Net periodic pension cost	$100	$89	$301	$262
12. Other Balance Sheet Information
The following is a summary of accounts receivable at June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015	September 30, 2014
Accounts receivable	$102,238	$81,270
Less: allowance for doubtful accounts	(1,142)	(1,031)
Less: allowance for sales returns	(123)	(133)
Accounts receivable, net	$100,973	$80,106
The following is a summary of inventories at June 30, 2015 and September 30, 2014, excluding amounts related to discontinued operations (in thousands):

	June 30, 2015	September 30, 2014
Inventories:
Raw materials and purchased parts	$57,400	$57,250
Work-in-process	21,795	20,068
Finished goods	15,972	16,249
Total inventories	$95,167	$93,567
Reserves for excess and obsolete inventory were $24.8 million and $26.0 million, excluding amounts related to discontinued operations, at June 30, 2015 and September 30, 2014, respectively.
The Company provides for the estimated costs of product warranties, primarily from historical information, at the time product revenue is recognized and retrofit accruals at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company.
Product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2015 and 2014, excluding amounts related to discontinued operations, is as follows (in thousands):

Activity - Three Months Ended June 30, 2015
Balance at March 31, 2015	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2015
$6,203	$—	$2,725	$(2,744)	$6,184

Activity - Three Months Ended June 30, 2014
Balance at March 31, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2014
$6,319	$364	$3,017	$(2,879)	$6,821

Activity - Nine Months Ended June 30, 2015
Balance at September 30, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2015
$6,499	$81	$7,870	$(8,266)	$6,184

Activity - Nine Months Ended June 30, 2014
Balance at September 30, 2013	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2014
$7,260	$364	$7,167	$(7,970)	$6,821
13. Equity Method Investments
The Company accounts for certain of its investments using the equity method. Under this method of accounting, the Company records in its unaudited Consolidated Statements of Operations its proportionate share of the earnings (losses) of the investee with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
In March 2014, the Company acquired a 22% equity interest in BioCision, LLC (“BioCision”), a privately-held company based in Larkspur, California, for $4.0 million. BioCision develops, manufactures and markets cell cryopreservation products used to improve and standardize the tools and methods for biomaterial sample handling. The Company determined that BioCision represented a variable interest entity since the level of equity investment at risk was not sufficient to finance its activities without additional financial support. However, the Company does not qualify as a primary beneficiary since it does not have the power to direct BioCision's product research, development, selling and marketing activities that have the most significant impact on its economic performance. As such, the Company concluded that BioCision will not be consolidated in the Company's financial statements. During the three months ended June 30, 2015, the Company's equity investment was diluted from 22% to 20% as a result of stock options granted to new employees.
For the three and nine months ended June 30, 2015, the Company recorded a loss associated with BioCision of $0.2 million and $0.7 million, respectively. For each of the three and nine months ended June 30, 2014, the Company recorded a loss associated with BioCision of $0.1 million. At June 30, 2015 and September 30, 2014, the carrying value of the investment in BioCision in the Company’s unaudited Consolidated Balance Sheets was $3.0 million and $3.7 million, respectively.
The Company purchased BioCision five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision for $2.5 million on December 22, 2014 and February 2, 2015, resulting in a total purchase price of $5.0 million. The convertible debt securities were accounted for under the fair value method, and were recorded at fair value. The warrants were accounted for as a derivative and were recorded at fair value. As of June 30, 2015, the fair value of the convertible debt securities and warrants was $5.4 million and $0.1 million, respectively. For further information regarding the convertible debt securities and warrants, refer to Note 17, “Fair Value Measurements”. The Company re-measures the fair value of the BioCision convertible debt securities and warrants each reporting period and recognizes the respective gain or loss in earnings. For the three and nine months ended June 30, 2015, the Company recognized $0.2 million and $0.5 million, respectively, of such remeasurement gains. Interest accrues on the convertible debt securities at a rate of 9% per annum, and is due with the principal upon maturity.
As a result of the funding, the Company reconsidered whether BioCision represents a variable interest entity subject to consolidation. The Company concluded that BioCision remains a variable interest entity since the level of equity investment at risk is not sufficient to finance its activities without additional financial support. However, the Company does not qualify as a primary beneficiary since it does not have the power to direct BioCision's product research, development, selling and marketing activities that have the most significant impact on its economic performance. As such, the Company concluded that BioCision will not be consolidated in the Company's financial statements.

ULVAC Cryogenics, Inc.
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc. (“UCI”), with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation.
For the three months ended June 30, 2015 and 2014, the Company recorded income associated with UCI of $0.6 million and $0.2 million, respectively. For the nine months ended June 30, 2015 and 2014, the Company recorded income associated with UCI of $0.9 million and $1.4 million, respectively. At June 30, 2015 and September 30, 2014, the carrying value of UCI in the Company’s Consolidated Balance Sheets was $22.0 million and $22.6 million, respectively. For each of the three months ended June 30, 2015 and 2014, management fee payments received by the Company from UCI were $0.2 million. For the nine months ended June 30, 2015 and 2014, management fee payments received by the Company from UCI were $0.4 million and $0.5 million, respectively. For the three months ended June 30, 2015 and 2014, the Company incurred charges for UCI's products or services of $0.1 million and $0.2 million, respectively. For the nine months ended June 30, 2015 and 2014, the Company incurred charges for UCI's products or services of $0.2 million and $0.3 million, respectively. At both June 30, 2015 and September 30, 2014, the Company owed UCI $0.1 million in connection with accounts payable for unpaid products and services.
Yaskawa Brooks Automation, Inc.
The Company participated in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”) which has come to closure in March 2015 and will be liquidated by the end of fiscal 2015. YBA exclusively marketed and sold Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. During the first quarter of fiscal year 2015, the Company and Yaskawa agreed in principle to dissolve the joint venture. On January 22, 2015, the Company entered into an agreement with YBA to facilitate the acquisition of certain assets and certain liabilities by the Company’s subsidiary in Japan. In accordance with the agreement, on March 20, 2015, the Company’s subsidiary in Japan received the net assets of YBA for cash consideration of approximately $1.8 million. The Company recorded the assets received and liabilities assumed from YBA at their fair value as of the acquisition date. As a result of the transaction, the Company recorded $0.2 million of goodwill, representing the excess of the consideration transferred over the fair value of the net assets acquired. The cash received by YBA will be used to pay off remaining liabilities and the liquidation costs of YBA. Any remaining cash after making these payments will be distributed to the equity partners in the form of a dividend, which is expected to occur by the end of fiscal year 2015.
The Company recorded a loss of $69,000 associated with YBA for the three months ended June 30, 2015, compared to a loss of $70,000 for the corresponding period of the prior fiscal year. For the nine months ended June 30, 2015 and 2014, the Company recorded a loss associated with YBA of $0.5 million and $0.1 million, respectively. At June 30, 2015 and September 30, 2014, the carrying value of YBA in the Company’s Consolidated Balance Sheets was $1.7 million and $2.6 million, respectively. For the three months ended June 30, 2015 and 2014, revenue earned by the Company from YBA was $0.0 million and $2.7 million, respectively. For the nine months ended June 30, 2015 and 2014, revenue earned by the Company from YBA was $2.1 million and $5.6 million, respectively. For the three months ended June 30, 2015 and 2014, the Company incurred charges from YBA for products or services of $47,000 and $0.1 million, respectively. For the nine months ended June 30, 2015 and 2014, the Company incurred charges from YBA for products or services of $1.0 million and $0.4 million, respectively.
The amount due from YBA included in accounts receivable at June 30, 2015 and September 30, 2014 was $0.0 million and $2.1 million, respectively. At June 30, 2015 and September 30, 2014, the Company owed YBA $0.0 million and $0.1 million, respectively, in connection with accounts payable for unpaid products and services.
14. Note Receivable
In fiscal 2012, the Company provided a strategic partner (the “Borrower”) a loan of $3.0 million to support the Borrower's future product development and other working capital requirements. The loan bears interest at a rate of 9% and the outstanding principal and interest was payable in May 2015. The Company also received a warrant to purchase the Borrower's common stock in the event of an equity offering by the Borrower and certain other rights related to conversion of the loan, first refusal to acquire the Borrower and a redemption premium. The loan was secured by a security agreement granting the Company a first-priority security interest in all of the assets of the Borrower.
The Company determined that the Borrower represented a variable interest entity since the level of equity investment at risk was not sufficient for the entity to finance its activities without additional financial support. However, the Company does not qualify as the primary beneficiary since it would not absorb the majority of the expected losses from the Borrower and does not have the power to direct the Borrower's product research, development and marketing activities that have the most significant impact on its economic performance. The Company has no future contractual funding commitments to the Borrower and, as a result, the Company's exposure to loss is limited to the outstanding principal and interest under the loan.
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
In connection with its efforts to secure additional financial support, the Borrower developed revised assumptions about its future cash flows. Based on the information provided by the Borrower, and the subordination to the new lender, the Company determined it was probable that it would not recover all amounts due from the loan and recorded an impairment charge of $2.6 million during the third quarter of fiscal year 2014. The impairment charge, which included the warrant write-off, was recorded in the unaudited Consolidated Statements of Operations in selling, general and administrative expenses.
The fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, reduced by the amounts committed by the new lender. The observable inputs used in the Company's analysis were limited primarily to the discount rate, which was based on a rate commensurate with the risks and uncertainties of the Borrower. As a result, the fair value of the loan at June 30, 2015 could vary under different conditions or assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
At June 30, 2015 and September 30, 2014, the carrying value of the note receivable was $1.3 million and $1.5 million, respectively. No triggering events indicating impairment of the note receivable occurred during the three and nine months ended June 30, 2015.
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
Net gains and losses recorded as a component of "Other income, net" in the unaudited Consolidated Statements of Operations related to these contracts for the three and nine months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Realized gains (losses) on derivative instruments not designated as hedging instruments	$90	$86	$516	$(21)

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at June 30, 2015 and September 30, 2014 (in thousands):
June 30, 2015:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,296	Japanese Yen	July to September 2015	160,000	$6	$—
British Pound	1,143	Euro	July 2015	1,600	8	—
U.S. Dollar	583	Taiwan Dollar	July 2015	18,000	—	—
U.S. Dollar	534	British Pound	July 2015	840	1	—
Euro	10,100	U.S. Dollar	July 2015	11,368	—	66
U.S. Dollar	759	Japanese Yen	July 2015	93,000	8	—
U.S. Dollar	793	Israeli Shekel	July 2015	3,000	—	5
Euro	232	Japanese Yen	July 2015	32,000	2	—
U.S. Dollar	60	Korean Won	July 2015	67,000	—	1
Total notional amounts outstanding					$25	$72
September 30, 2014:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,736	Japanese Yen	October 2014 to December 2014	190,000	$—	$11
U.S. Dollar	1,395	Euro	October 2014	1,100	—	16
U.S. Dollar	656	Taiwan Dollar	October 2014	20,000	—	5
U.S. Dollar	650	British Pound	October 2014	400	—	5
U.S. Dollar	731	Israeli Shekel	October 2014	2,700	—	5
U.S. Dollar	76	Korean Won	October 2014	80,000	—	1
British Pound	3,513	Euro	October 2014	4,500	—	15
Total notional amounts outstanding					$—	$58
The fair values of the forward contracts described above are recorded in the Company's unaudited Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities".
Stock Warrants
The BioCision warrant agreements contain net share settlement provisions, which permit the Company to pay the warrant exercise price using shares issuable under the warrants (“cashless exercise”). The value of the stock warrants will fluctuate primarily in relation to the value of BioCision's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrants are recognized in "Other income, net" on the unaudited Consolidated Statements of Income. See Note 17 “Fair Value Measurements” for further information regarding the fair value of the stock warrants.
16. Marketable Securities
The Company invests in marketable securities and classifies them as available-for-sale. The Company records these securities at fair value. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to current assets. Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. At the time of sale, any gains or losses, calculated by the specific identification method, are recognized in earnings as a component of operating results.

The following is a summary of marketable securities (included in short and long-term marketable securities in the unaudited Consolidated Balance Sheets), including accrued interest receivable, as of June 30, 2015 and September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
U.S. Treasury securities and obligations of U.S. government agencies	$39,051	$23	$(10)	$39,064
Corporate securities	54,554	14	(55)	54,513
Mortgage-backed securities	875	30	—	905
Other debt securities	6,176	3	(1)	6,178
Municipal securities	19,414	—	(28)	19,386
Bank certificate of deposits	14,913	1	(1)	14,913
Total marketable securities	$134,983	$71	$(95)	$134,959
September 30, 2014:
U.S. Treasury securities and obligations of U.S. government agencies	$26,052	$1	$(39)	$26,014
Corporate securities	74,614	23	(174)	74,463
Mortgage-backed securities	964	36	—	1,000
Other debt securities	7,358	—	(10)	7,348
Municipal securities	15,888	1	(16)	15,873
Bank certificate of deposits	26,645	2	(3)	26,644
Total marketable securities	$151,521	$63	$(242)	$151,342
The fair values of the marketable securities at June 30, 2015 by contractual maturity, are shown below (in thousands):

Fair Value
Due in one year or less	$61,555
Due after one year through five years	70,096
Due after ten years	3,308
Total marketable securities	$134,959
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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$8,893	$8,145	$748	$—
Available-for-sale securities	134,959	—	134,959	—
Foreign exchange contracts	25	—	25	—
Convertible debt securities	5,385	—	—	5,385
Stock warrants	69	—	—	69
Total Assets	$149,331	$8,145	$135,732	$5,454
Liabilities
Foreign exchange contracts	$72	$—	$72	$—
     The convertible debt securities and stock warrants are included in "Other assets" in the unaudited Consolidated Balance Sheets.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$6,404	$5,166	$1,238	$—
Available-for-sale securities	151,342	—	151,342	—
Total Assets	$157,746	$5,166	$152,580	$—
Liabilities
Foreign exchange contracts	$58	$—	$58	$—
Cash Equivalents
Cash equivalents of $8.1 million and $5.2 million at June 30, 2015 and September 30, 2014, respectively, consisting of Money Market Funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $0.7 million and $1.2 million at June 30, 2015 and September 30, 2014, respectively, consisting primarily of Bank Certificate of Deposits, are classified within Level 2 of the hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $135.0 million and $151.3 million at June 30, 2015 and September 30, 2014, respectively, consisting of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, U.S. Treasury Securities, Obligations of U.S. Government Agency Securities, and Mortgage-Backed Securities are classified within Level 2 of the fair value hierarchy because they are not actively traded and are valued using matrix pricing and benchmarking. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Foreign Exchange Contracts
Foreign exchange contract assets and liabilities are classified within Level 2 of the fair value hierarchy because there may not be an active market for each contract. However, the inputs used to calculate the value of the contract are obtained from an active market.
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
Stock Warrants
The warrant valuation analysis utilized the Black-Scholes model to determine the fair value of the warrant assets. When applied to a warrant, the Black-Scholes model incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time to the warrant’s expiration date. The fair value of the warrants was determined utilizing a five year equity volatility percentage, based on an average equity volatility derived from comparable public companies.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrants	Total
Balance at September 30, 2014	$—	$—	$—
Additions (1)	4,934	75	5,009
Change in fair value	451	(6)	445
Balance at June 30, 2015	$5,385	$69	$5,454
_________________
(1) Refer to Note 13, "Equity Method Investments".
Nonrecurring Fair Value Measurements
In addition to the assets and liabilities recorded at fair value on a recurring basis, the Company has a note receivable that is measured at fair value on a nonrecurring basis. During the third quarter of fiscal year 2014, the Company evaluated the recoverability of a loan provided to the Borrower and adjusted it to fair value. The loan is represented by a note receivable, which is classified as a Level 3 input within the fair value hierarchy since the inputs used in the analysis are unobservable and require significant management judgment. During the third quarter of fiscal 2014, the fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, and the subordination of the Company’s note to debt provided by a new lender, as described in Note 14, "Note Receivable." The fair value of the loan could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
18. Commitments and Contingencies
Capital Lease Obligation
In March 2014, the Company exercised an option to renew the lease of a building and the related land on the Company's Chelmsford, Massachusetts campus. The Company has leased this building since 2002. By exercising this option, the Company has also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments which was then allocated to the building and the land based on their relative fair values. The gross values of the building and the land under the capital lease amount to $6.4 million and $2.1 million as of June 30, 2015, respectively, and are included in the unaudited Consolidated Balance Sheets within "Property, plant and equipment". Depreciation expense related to the building is computed using the straight-line method over the estimated useful life of the asset. Accumulated amortization related to the building under the capital lease was $0.2 million and $0.1 million at June 30, 2015 and September 30, 2014, respectively.
The obligation related to the capital lease is recorded as a short-term or long-term capital lease obligation in the unaudited Consolidated Balance Sheets depending on the payments due date. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments, as of June 30, 2015, are as follows (in thousands):

Year ended September 30,
2015	$220
2016	881
2017	881
2018	6,901
Total minimum lease payments	8,883
Less: amounts representing interest	953
Total capital lease obligation	7,930
Less: current portion of capital lease obligation	881
Long-term capital lease obligation	$7,049
Letters of Credit
At June 30, 2015, the Company had approximately $5.9 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While the Company does not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date of the particular letter of credit should the Company fail to meet certain contractual requirements.
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
19. Subsequent Events
On August 5, 2015, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 25, 2015 to common stockholders of record as of September 4, 2015. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company's actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2014 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.
Unless the context indicates otherwise, references in this report to "we", "us", "our" and "the Company" refer to Brooks Automation, Inc. and its subsidiaries.
Overview
We are a leading worldwide provider of automation and cryogenic solutions for multiple markets including semiconductor manufacturing and life sciences, and we are a valued business partner to original equipment manufacturers, or OEMs, and equipment users throughout the world. We serve markets where equipment productivity and availability is a critical factor for our customers’ success, typically in demanding temperature and/or pressure environments. Our largest served market is the semiconductor capital equipment industry. The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. The non-semiconductor markets we serve include life sciences, industrial capital equipment and other adjacent technology markets.
We expect the semiconductor equipment market will continue to be a key end market for our products and services, and we continue to make investments to maintain and grow our semiconductor product and service offerings. We acquired Dynamic Micro Systems Semiconductor Equipment GmbH (“DMS”) in April 2014 for $31.6 million. DMS is a German-based provider of automated contamination control solutions for front opening unified pod, or FOUP, carriers and reticle storage, for improving yield of semiconductor processes at semiconductor fabrication plants. In October 2012, we acquired Crossing Automation, Inc. (“Crossing”), a U.S.-based provider of automation solutions and services for semiconductor front-end markets for $59.0 million. The acquisition of these businesses provides us with the opportunity to enhance our existing capabilities with respect to manufacturing of atmospheric and vacuum solutions within the semiconductor front-end market.
We also intend to continue the development and acquisition of technologies that create opportunities outside of the semiconductor market. In October 2014, we acquired FluidX Ltd. (“FluidX”), a UK-based provider of biological sample storage tubes and complementary bench-top instruments for $15.5 million, net of cash acquired. In August 2013, we acquired certain assets and liabilities related to biological sample preparation, management and storage solutions from Matrical, Inc. (“Matrical”) for $9.3 million.
In March 2015, we entered into an agreement with Yaskawa Electric Corporation ("Yaskawa") to dissolve the Yaskawa Brooks Automation, Inc. ("YBA") joint venture, which was formed in 2006 and exclusively marketed and sold Yaskawa’s semiconductor and robotics products and our automation hardware products to semiconductor customers in Japan. During the second quarter of fiscal 2015, our subsidiary in Japan purchased certain assets and liabilities of YBA for $1.8 million, and will market and sell our automation hardware in the Japanese market going forward. We expect YBA will be dissolved by the end of fiscal year 2015.
In December 2014, we entered into an agreement to purchase five-year convertible debt securities with a warrant agreement to purchase preferred units from BioCision, a privately held company, for $2.5 million. We purchased additional convertible debt securities and warrants in February 2015 for $2.5 million. A portion of the funding will be used to fund a research and development program in accordance with our commercial agreement with BioCision, the remainder will be used by BioCision for general corporate purposes. As of June 30, 2015, the convertible debt securities and stock warrants were recorded at fair value of $5.4 million and $0.1 million, respectively.
In September 2014, we acquired the remaining interest in the equity of our majority owned subsidiary, Brooks Automation Asia, Ltd. ("BAA") for $3.2 million. We have historically consolidated the financial position and results of operations from BAA and presented the portion of the income attributable to the minority shareholders in the Consolidated Statements of Operations. The acquisition of this additional interest has been accounted for as an equity transaction, and as a result, no additional assets or liabilities were recognized related to the additional interest acquired. Beginning with the first quarter of fiscal 2015, we do not report a noncontrolling interest related to BAA.
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

Three and Nine Months Ended June 30, 2015, Compared to Three and Nine Months Ended June 30, 2014
Revenue
We reported revenue of $144.9 million for the three months ended June 30, 2015, compared to $117.4 million for the corresponding period of the prior fiscal year, an increase of $27.5 million, or 23%. We reported revenue of $406.9 million for the nine months ended June 30, 2015, compared to $360.3 million for the corresponding period of the prior fiscal year, an increase of $46.6 million, or 13%. Our growth in both periods was driven primarily by organic growth generated by our Brooks Product Solutions segment and by revenue resulting from two acquisitions made subsequent to the start of the quarter ended June 30, 2014. The change in foreign currency exchange rates, compared to the same periods in the prior year, negatively impacted our revenue by $2.3 million and $5.0 million during the three and nine months ended June 30, 2015, respectively.
Our Brooks Product Solutions segment reported revenue of $104.5 million for the three months ended June 30, 2015, an increase of $29.1 million, or 39% from $75.4 million reported for the corresponding period of the prior fiscal year. The primary growth driver in this time period was organic growth of $19.1 million across the automation and cryogenic product sets. The DMS business, acquired on April 30, 2014, provided $11.0 million of revenue in this period, an increase of $10.0 million compared to the revenue from the two months of ownership of DMS during the three-month period ended June 30, 2014. For the nine-month period ended June 30, 2015, the Brooks Product Solutions segment reported revenue of $286.3 million, an increase of $39.5 million, or 16%, from $246.8 million during the corresponding period of the prior fiscal year. The primary growth driver was sales from the DMS business, which provided $27.1 million of revenue in the nine months ended June 30, 2015 compared to $1.0 million during the corresponding period of the prior fiscal year. The remaining growth of $13.4 million represented organic growth of 5% across automation and cryogenic product sets. Foreign currency exchange rates, compared to the corresponding periods of the prior fiscal year, negatively impacted Brooks Product Solutions revenue by $0.8 million and $1.3 million during the three and nine months ended June 30, 2015, respectively.
Our Brooks Global Services segment reported revenue of $23.6 million for the three months ended June 30, 2015, which was essentially flat compared with the corresponding period of the prior fiscal year. This segment reported revenue of $69.6 million for the nine months ended June 30, 2015, a decrease of $0.7 million, or 1%, from $70.3 million for the corresponding period of the prior fiscal year. The decline was primarily attributable to the impact of foreign currency exchange rates. Foreign currency exchange rates, compared to the corresponding periods of the prior fiscal year, negatively impacted Brooks Global Services revenue by $0.8 million and $2.4 million for the three and nine months ended June 30, 2015, respectively.
Our Brooks Life Science Systems segment reported revenue of $16.8 million for the three months ended June 30, 2015, a decrease of $1.6 million, or 8%, from $18.4 million for the corresponding period of the prior fiscal year. The revenue decline was attributable to a reduction of revenue from large stores systems. Partially offsetting this decline was $3.8 million of sales generated by our FluidX business which was acquired on October 1, 2014, and higher organic service and instrument sales. This segment reported revenue of $51.0 million for the nine months ended June 30, 2015, an increase of $7.8 million, or 18%, from $43.2 million for the corresponding period of the prior fiscal year. Revenue growth was driven by FluidX revenue of $11.2 million during the nine months ended June 30, 2015. The remaining organic business declined 8%, or $3.4 million, during this nine-month period. Foreign currency exchange rates, compared to the corresponding periods of the prior fiscal year, negatively impacted revenue by $0.7 million and $1.3 million for the three and nine months ended June 30, 2015, respectively.

Gross Margin

We reported gross margins of 35.3% for the three months ended June 30, 2015, compared to 34.7% for the corresponding period of the prior fiscal year. The increase was attributable to higher margins generated by the Brooks Product Solutions segment, partially offset by lower margins generated by the Brooks Life Science Systems segment. We reported gross margin of 33.5% for the nine months ended June 30, 2015, compared to 34.9% for the corresponding period of the prior fiscal year. The decline was attributable to reduced margins of the Brooks Life Science Systems segment, partially offset by improvements in gross margins of the Brooks Global Services segment. Cost of revenue for the three and nine months ended June 30, 2015 included $0.0 million and $1.5 million of charges, respectively, related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in our purchase accounting, compared to $0.1 million and $0.5 million incurred during the three and nine months ended June 30, 2014, respectively. Cost of revenue for the three and nine months ended June 30, 2014 also included $0.3 million of inventory charges related to restructuring programs.
Our Brooks Product Solutions segment reported gross margins of 36.6% for the three months ended June 30, 2015, as compared to 34.3% for the corresponding period of the prior fiscal year. The increase was primarily attributable to the leverage of fixed costs against higher revenue volumes, partially offset by less favorable product line mix. Our Brooks Product Solutions segment reported gross margins of 34.6% for the nine months ended June 30, 2015, as compared to 35.0% for the corresponding period of the prior fiscal year. The decrease was primarily attributable to an increase in warranty costs. The nine month period ended June 30, 2015 was also impacted by temporary operational transition costs incurred in the first quarter of fiscal 2015 as we transitioned our Polycold product lines to contract manufacturing. Cost of revenue for the three and nine months ended June 30, 2015 included $0.0 million and $0.6 million of charges, respectively, related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting, compared to $0.1 million of charges incurred during each of the three and nine month periods ended June 30, 2014. Cost of revenue for each of the three and nine months ended June 30, 2014 also included $0.1 million of inventory charges related to restructuring programs.
Our Brooks Global Services segment reported gross margins of 34.9% for the three months ended June 30, 2015, as compared to 35.5% for the corresponding period of the prior fiscal year. A majority of our Brooks Global Services contracts are written in the local currencies of the countries in which the services are delivered.  The decline in gross margins for the three months ended June 30, 2015 was primarily attributable to the effect of foreign currency exchange rates related to translating revenue under our contracts denominated in U.S. dollars, while reporting a portion of the contract costs in U.S. dollars. Our Brooks Global Services segment reported gross margins of 34.1% for the nine months ended June 30, 2015, as compared to 34.0% for the corresponding period of the prior fiscal year. The change in the gross margin reflects improved utilization of our service organization, partially offset by the unfavorable impact of foreign currency exchange rates during this period.
Our Brooks Life Science Systems segment reported gross margins of 27.8% for the three months ended June 30, 2015, as compared to 35.5% for the corresponding period of the prior fiscal year. The decline in gross margins is primarily attributable to operating cost increases and lower absorption due to lower manufacturing volumes.  Operating costs include temporary transition expenses related to consolidating our manufacturing operations and transferring certain manufacturing processes to contract manufacturers. The decline in gross margins, to a lesser extent, is also attributable to cost overruns in large stores systems and unfavorable impact of foreign currency exchange rates related to translating revenue under our contracts denominated in U.S. dollars, while reporting a portion of the contract costs in U.S. dollars. Cost of revenue for the three months ended June 30, 2014 included $0.2 million of inventory charges related to restructuring programs.
Our Brooks Life Science Systems segment reported gross margins of 26.2% for the nine months ended June 30, 2015 as compared to 36.5% in the same prior year period. The decline in gross margins is primarily attributable to cost overruns in large stores systems due to schedule shortfalls and higher installation costs in order to meet customer commitments, lower absorption due to lower manufacturing volumes, as well as unfavorable impact of foreign currency exchange rates related to translating revenue, while reporting a portion of the contract costs in U.S. dollars. Cost of revenue for the nine months ended June 30, 2015 and 2014 included $1.0 million and $0.4 million of charges, respectively, related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in our purchase accounting. Additionally, cost of revenue for the nine months ended June 30, 2014 included charges of $0.4 million for the impairment of the Celigo product line.
Research and Development
Research and development expense for the three months ended June 30, 2015 was $12.8 million, a decrease of $0.7 million, or 5%, compared to $13.5 million for the corresponding period of the prior fiscal year. The decline is primarily attributable to a reduction in compensation expense of $1.0 million, partially offset by expenses of $0.7 million related to businesses acquired within the past twelve months.
Research and development expense for the nine months ended June 30, 2015 was $39.0 million, an increase of $0.5 million, or 1%, compared to $38.5 million for the corresponding period of the prior fiscal year. The increase is primarily attributable to higher expenses of $3.7 million related to businesses acquired within the past twelve months, partially offset by a decrease of $2.6 million in compensation expense.
Selling, General and Administrative

Selling, general and administrative expense was $27.8 million for the three months ended June 30, 2015, a decrease of $2.2 million, or 7%, compared to $30.0 million for the corresponding period of the prior fiscal year. The corresponding prior period included an impairment charge of $2.6 million related to the write down of a note receivable. Additionally, the decrease in selling, general, and administrative expenses was attributable to a reduction of $1.3 million in professional services. These decreases were partially offset by an increase of $2.0 million of expenses related to the businesses acquired within the past twelve months.
Selling, general and administrative expense for the nine months ended June 30, 2015 was $86.8 million, an increase of $2.0 million, or 2%, compared to $84.8 million for the corresponding period of the prior fiscal year. The increase is primarily attributable to higher selling, general and administrative expense of $7.8 million related to the businesses acquired within the past twelve months, partially offset by decreases of $1.7 million attributed to lower compensation-related costs and $1.3 million in professional services. Additionally, the corresponding prior period included an impairment charge of $2.6 million related to the write down of a note receivable.
Restructuring and Other Charges
We recorded restructuring charges of $0.4 million for the three months ended June 30, 2015 related to severance costs. These severance costs were driven primarily by actions taken to consolidate global functional support roles and transition the manufacturing of certain product sub-assemblies to third party contract manufacturers within the Brooks Life Science Systems segment.
We recorded restructuring charges of $3.7 million for the nine months ended June 30, 2015, which included $2.5 million of severance costs and $1.2 million of facility exit costs. Included in these restructuring charges are the severance costs described above along with $3.3 million of restructuring costs incurred during the first half of fiscal 2015 as a result of actions taken to reduce our workforce in order to improve our cost structure and ongoing cost discipline. These restructuring charges related primarily to severance costs of $2.1 million and facility exit related costs of $1.2 million. The reduction in workforce was primarily the result of consolidation of positions in the United States and Germany, including reductions related to the integration of our acquisition of DMS along with the transition of the manufacturing of certain products from our facility in Mistlegau, Germany to a third party contract manufacturer. We plan to close our manufacturing site in Mistlegau, Germany in fiscal 2016.
The facility exit costs were due to the on-going transition of manufacturing certain products in our line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs were estimated according to future lease payments and operating costs to be paid until the termination of the lease.
We recorded restructuring charges of $3.1 million and $4.6 million for the three and nine months ended June 30, 2014, respectively. These costs consisted primarily of severance and other workforce-related costs and resulted from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain of our Polycold products to a third party contract manufacturer and other programs designed to improve our cost structure.
Interest Income
Interest income was $0.2 million and $0.7 million for the three and nine months ended June 30, 2015, respectively. Interest income was $0.2 million and $0.7 million for the three and nine months ended June 30, 2014, respectively.
Interest Expense
Interest expense related to the capital lease we entered in March 2014 was $0.1 million and $0.3 million for the three and nine months ended June 30, 2015, respectively, and $0.1 million for each of the three and nine month periods ended June 30, 2014.

Other Income, Net
Other income, net was $0.5 million for the three months ended June 30, 2015 as compared to $0.2 million for the corresponding period of the prior fiscal year. The increase of $0.3 million was primarily due to $0.5 million of interest penalties collected from a past due royalty payment and $0.2 million of gains related to fair value measurement of convertible debt securities. These increases were partially offset by decreases of $0.2 million of currency exchange losses in our foreign subsidiaries for the balances denominated in U.S dollars.
Other income, net was $2.6 million for the nine months ended June 30, 2015 as compared to $0.5 million for the corresponding period of the prior fiscal year. The increase of $2.1 million was driven by a net gain of $1.7 million related to currency exchange gains and losses in our foreign subsidiaries for balances primarily denominated in U.S. dollars, $0.5 million of gains related to the fair value measurement of convertible debt securities and $0.5 million of interest and penalties collected from a delayed royalty payment. Additionally, the nine-month period ended June 30, 2014 benefited from collection of insurance proceeds of $0.3 million.
Income Tax Provision (Benefit)
We recorded an income tax provision of $3.3 million and $1.8 million for the three and nine months ended June 30, 2015, respectively. The tax provision is driven by U.S. global income generated during the third quarter of fiscal 2015 and interest related to unrecognized tax benefits. The tax provision also includes tax benefits related to reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions. The income tax provision for the nine months ended June 30, 2015 includes $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014.
We recorded an income tax benefit of $2.8 million and $0.9 million for the three and nine months ended June 30, 2014, respectively. The tax benefit is driven by U.S. and German pre-tax losses during the third quarter of fiscal 2014 and $0.7 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in one of our foreign jurisdictions. These benefits are partially offset by foreign income taxes and interest related to unrecognized tax benefits.
Equity in Earnings (Losses) of Equity Method Investments
We recorded income of $0.3 million and $0.1 million from our equity method investments for the three months ended June 30, 2015 and 2014, respectively. We recorded a loss of $0.3 million from our equity method investments for the nine months ended June 30, 2015 as compared to income of $1.3 million for the corresponding period of the prior fiscal year. During the first quarter of fiscal year 2015, we agreed in principle with Yaskawa to dissolve the YBA joint venture. In connection with the planned dissolution, YBA assessed the recoverability of assets held by the joint venture and notified its equity partners of the asset impairment. As a result, we recorded an impairment charge of $0.7 million during the nine months ended June 30, 2015 to write down the carrying value of our equity investment in YBA to its fair value.
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
Reported revenue for the three months ended June 30, 2014 has been reduced by $4.4 million. The pre-tax income from the discontinued operation was $57.4 million for the three months ended June 30, 2014. The after-tax income from the discontinued operation was $27.3 million for the three months ended June 30, 2014.
Reported revenue for the nine months ended June 30, 2014 has been reduced by $19.3 million. The pre-tax income from the discontinued operation was $61.7 million for the nine months ended June 30, 2014. The after-tax income from the discontinued operation was $30.0 million for the nine months ended June 30, 2014.
The tax expense allocated to the discontinued operation was $30.1 million and $31.7 million for the three and nine months ended June 30, 2014, respectively. The allocation of tax expense to the discontinued operation represents the difference in our total tax expense when calculated with and without the results of the discontinued operation.
Net Income Attributable to Brooks Automation, Inc.
We reported net income attributable to Brooks Automation, Inc. of $7.7 million for the three months ended June 30, 2015, compared to $24.5 million for the corresponding period of the prior fiscal year. The decrease of $16.8 million was primarily attributable to a decline of $27.3 million in income from discontinued operations, partially offset by an increase of

$10.4 million in income from continuing operations driven primarily by higher revenue, improved gross profit margin and lower operating expenses.
We reported net income attributable to Brooks Automation, Inc. of $7.7 million for the nine months ended June 30, 2015, compared to $31.1 million for the corresponding period of the prior fiscal year. The decrease of $23.4 million for the first nine months of fiscal 2015 was primarily attributable to a decline of $30.0 million in income from discontinued operations, partially offset by an increase of $6.4 million in income from continuing operations driven primarily by higher revenue.
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
At June 30, 2015, we had cash, cash equivalents and marketable securities aggregating $214.6 million. This amount was composed of $79.7 million of cash and cash equivalents, $61.6 million of investments in short-term marketable securities and $73.4 million of investments in long-term marketable securities. We have obligations under a capital lease of $7.9 million at June 30, 2015.
Cash and cash equivalents were $79.7 million at June 30, 2015, a decrease of $14.4 million from September 30, 2014. The decrease in cash and cash equivalents was primarily attributable to the acquisition of FluidX for $15.5 million, net of cash acquired. Additional uses of cash included $20.2 million of cash dividends paid to our shareholders, $5.0 million paid to BioCision in exchange for convertible debt securities and warrants, $5.9 million paid for capital expenditures and $1.8 million paid for the acquisition of certain assets and liabilities of YBA. These payments were partially offset by inflows of $15.5 million related to net proceeds from sales and maturities of marketable securities and $21.5 million of net cash provided by operating activities.
Cash provided by operating activities was $21.5 million during the nine months ended June 30, 2015, and was composed of net income of $7.7 million and non-cash related charges of $27.4 million, partially offset by net working capital increases of $13.6 million. Non-cash related charges consisted primarily of depreciation and amortization of $18.9 million and stock-based compensation expense of $9.5 million, partially offset by a deferred tax benefit of $2.3 million. The increase in working capital was primarily attributable to an increase in accounts receivable of $19.1 million, an increase in prepaid expenses and other current assets of $4.9 million, a decrease in accrued compensation and benefits of $1.9 million, a decrease in deferred revenue of $2.3 million and an increase in inventories of $1.5 million. These increases were partially offset by an increase in accounts payable of $11.6 million and an increase in accrued expenses and other current liabilities of $5.5 million. The increase in accounts receivable is primarily attributable to increased shipments in our Brooks Product Solutions segment during the third quarter of fiscal year 2015.
Cash used in investing activities was $12.7 million during the nine months ended June 30, 2015, and included $15.5 million for the acquisition of FluidX, $5.0 million paid to BioCision for the convertible debt securities, $5.9 million of capital expenditures and $1.8 million for the acquisition of certain assets and liabilities of YBA. These uses of cash were partially offset by $15.5 million related to net proceeds from sales and maturities of marketable securities.
Cash used in financing activities was $19.7 million during the nine months ended June 30, 2015 and was composed primarily of $20.2 million for the quarterly cash dividends we paid to our shareholders.
In March 2014, we exercised an option to renew the lease of a building and the related land on our Chelmsford, Massachusetts campus. We have leased this building since 2002. By exercising this option, we have also contracted to purchase the building at the end of the lease period. The assets acquired under the lease were recorded at the net present value of the minimum lease payments. The gross values of the building and the land under the capital lease amount to $6.4 million and $2.1 million as of June 30, 2015, respectively, and are included in the unaudited Consolidated Balance Sheets within "Property, plant and equipment". Our remaining obligation under the capital lease is $7.9 million, of which $0.9 million will be paid in the next twelve months.
Except as disclosed, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2014 Annual Report on Form 10-K.
We had approximately $5.9 million of letters of credit outstanding at June 30, 2015. We issue these letters of credit related to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. While we do not anticipate that these obligations will be called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements.
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
On August 5, 2015, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.8 million will be paid on September 25, 2015 to shareholders of record at the close of business on September 4, 2015. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flows from operations, our financial condition and capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets that we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash equivalents consist principally of money market securities, which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At June 30, 2015, our unrealized gain position on marketable securities was $0.1 million, which is included in "Accumulated other comprehensive income" in the unaudited Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.2 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 34% of our total sales for the first nine months of fiscal year 2015. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $27.6 million at June 30, 2015, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred a foreign currency gain of $1.0 million for the nine months ended June 30, 2015, which related to the currency fluctuation on these advances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2015 would result in a $0.8 million change in our net income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock units the opportunity to elect to sell their shares to the Company at the time of vesting to satisfy tax obligations due in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2015. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 — 30, 2015	—	$—	—
May 1 — 31, 2015	1,231	11.05	1,231
June 1 — 30, 2015	3,409	11.78	3,409
Total	4,640	$11.59	4,640

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: August 6, 2015	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2015	/S/ David Pietrantoni
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

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.