Form 10-K
period 2015-09-30
BROOKS AUTOMATION INC
filed 2015-11-05
CIK 933974

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐         No  ☑
The aggregate market value of the registrant's Common Stock, $0.01 par value, held by non-affiliates of the registrant as of March 31, 2015, was approximately $772,150,000 based on the closing price per share of $11.63 on that date on the Nasdaq Stock Market. As of March 31, 2015, 67,481,408 shares of the registrant's Common Stock, $0.01 par value, were outstanding. As of October 30, 2015, 67,644,663 shares of the registrant's Common Stock, $0.01, par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

BROOKS AUTOMATION, INC.

Information Relating to Forward-Looking Statements
Certain statements in this Form 10-K constitute forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we estimate,” “we expect,” “may,” “should,” “could,” “intend,” “likely,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margin, costs, earnings, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, or R&D, the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed within Item 1 A, “Risk Factors” and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission, or SEC, such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results, performance or achievements to differ materially from those expressed in this report and in ways we cannot readily foresee. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.
Unless the context indicates otherwise, references in this report to "we", "us", "our" and other similar references mean Brooks Automation, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business
We are a leading worldwide provider of automation and cryogenic solutions for multiple markets, including semiconductor capital equipment and life science biological sample management and storage. We believe our technology and engineering competencies in mission critical controlled environments add superior value to our customers’ products. Our highly skilled global services capabilities ensure high uptime for these products. We have been a leading partner to the global semiconductor manufacturing markets since 1978 and have expanded our products and services to meet the needs of customers in technology markets adjacent to semiconductor manufacturing and life sciences through product development initiatives and strategic business acquisitions. We are headquartered in Chelmsford, Massachusetts and have full service operations in North America, Europe and Asia.
Our company initially developed and marketed automated handling equipment for front-end semiconductor manufacturing tools and became publicly traded in February 1995. We became the leading provider of these automation solutions and broadened the markets we serve through both internal product development and strategic business acquisitions. We also expanded our core product capabilities to include leading technology solutions in cryogenic vacuum equipment for the front-end semi-conductor and adjacent markets. In 2011, we divested our contract manufacturing business to better focus on our core technology solutions.
We identified life sciences as an underserved strategic market where our core competencies in automation and cryogenic solutions could provide enabling products and services to the market, as well as favorable opportunities for growth of our business. In 2011 we acquired RTS Life Sciences based in the United Kingdom, or UK, and Nexus Biosystems, Inc. based in California, or CA, to penetrate the automated sample storage system market and became a leading worldwide provider of these solutions. In August 2013, we acquired certain assets and liabilities of Matrical, Inc., a Washington-based provider of biological sample preparation, management and storage solutions. In addition to automated sample management, our life sciences business offers related services, along with consumables and complementary bench-top instruments. In October 2014, we acquired FluidX Ltd., or FluidX, a UK-based provider of biological sample storage tubes and complementary bench-top instruments, which strengthened our product portfolio of biological sample consumables. The acquired businesses have been fully integrated into our operations.
Since entering the life sciences sample management market, we have strengthened and broadened our product portfolio and market reach by investing in internal product development and by forging strategic partnerships in this field. In 2014, we launched the Twin-bank platform, an automated sample management system developed by the Company, with a modular architecture designed for maximum flexibility. In March 2015, we launched the CryoPod, liquid nitrogen-charged carrier system for transporting biological specimens at cryogenic temperatures, which we jointly developed with BioCision LLC, a CA-based Company in which we have a 20% ownership interest.  In August of 2015, we shipped our first evaluation prototypes of the Biostore III Cryo, an automated system which incorporates sample monitoring, tracking, and inventory control with the industry’s standard cryo storage vessel. In September 2015, we entered into an agreement to exclusively license a chip-based technology for the life science sample management market which will enhance capabilities for tagging and tracking biological and related samples in biorepositories, including cryogenic storage and related areas.
In addition to the acquisitions made to expand the non-semiconductor portions of our business, we have also continued to make investments to maintain and grow our semiconductor product and service offerings. In 2012, we acquired Crossing Automation Inc, a Fremont, CA-based provider of automation solutions for the global semiconductor front-end market. In April 2014, we acquired Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, a German provider of automated systems to clean wafer carriers and for the storage and management of reticles. In August 2015, we acquired Contact, Ltd., or Contact, a Japanese provider of front opening unified pod, or FOUP, cleaners, to broaden our CCS product portfolio and add complementary technology to our CCS business unit.
In March 2014, we entered into an agreement to sell the Granville-Phillips Gas Analysis & Vacuum Measurement, or Granville-Phillips, business unit to MKS Instruments, Inc. for $87.0 million in cash and completed this sale in May 2014. Unless otherwise noted, the description of our business relates solely to our continuing operations and does not include the operations of our former Granville-Phillips business unit.
We expect to continue our internal development efforts and seek acquisitions where we can expand or enhance our product and service offerings.
Markets
Semiconductor capital equipment
The global semiconductor capital equipment industry is cyclical with, we believe, a long term growth profile resulting from the expanded use of semiconductor devices and the increase in device complexity, both of which drive the need for incremental equipment purchases by manufacturers. Our market for end-user fabrication products is based primarily in Asia. The production of advanced semiconductor chips is a complex and logistically challenging manufacturing activity. To create the tens of millions of microscopic transistors and connect them both horizontally and in vertical layers in order to produce a functioning integrated circuit chip, or IC chip, silicon wafers must go through hundreds of process steps performed by complex processing equipment, or tools. A large production fabrication plant, or fab, may have 500 or more tools consisting of more than 70 different types of process and metrology tools. Up to 40% of these tools perform processes in a vacuum, such as removing, depositing, or measuring material on wafer surfaces. Wafers can go through as many as 400 different process steps before fabrication is complete. These steps, which comprise the initial fabrication of the integrated circuit and are referred to in the industry as front-end processes, are repeated many times to create the desired pattern on the silicon wafer. As the complexity of semiconductors continues to increase, the number of process steps that occur in a vacuum environment have also increased, resulting in a greater need for both automation and vacuum technology solutions due to the sensitive handling requirements and increased number of tools. The requirement for efficient, higher throughput and extremely clean manufacturing for semiconductor wafer fabs and other high performance electronic-based products has created a substantial market for substrate handling automation (moving the wafers around and between tools in a semiconductor fab), tool automation (the use of robots and modules used in conjunction with and inside process tools that move wafers from station-to-station), and vacuum systems technology to create and sustain the clean environment necessary to fabricate various products. Additionally, the industry is developing new processes to form three dimensional structures of the previously patterned integrated circuits. This technique, often referred to as Wafer Level Packaging, or WLP, is typically performed at what would be considered the back-end of an IC chip manufacturing process. Some traditional front-end processes are being used in this back-end advance packaging, thereby increasing the market for automation solutions.
Service and spares
Whereas sales for production equipment are typically made to original equipment manufacturers, or OEMs, the service and spares support of that equipment can be provided in collaboration with the OEMs, or through a direct relationship with the end-user manufacturer. While the majority of our service and spares activities currently serve the semiconductor manufacturing market, we are actively looking to increase our service and spares offerings in the life science sample management market.
Industrial capital equipment
In addition to semiconductor manufacturing, there are a variety of industrial manufacturing operations that require either a vacuum or significant cooling for effective deposition of films or coatings during the production process. The expansion of the market for mobile devices such as smart phones, tablets, and wearable technologies, and the resulting increase in the need for associated manufacturing equipment continues to drive demand for the use of vacuum solutions we provide. These deposition processes are typically performed on equipment that cycle from an uncontrolled atmospheric environment for loading and unloading, to a controlled vacuum environment for processing. The transition to the controlled vacuum environment requires removal of large amounts of moisture inherent in the air through cryogenic cooling of coils within the vacuum chamber. The increased need for the equipment necessary to deliver refrigerant to these coils has increased demand for our products.
Other adjacent technology markets
There are a variety of markets that have adopted, or are adopting, similar manufacturing methods to those utilized by the semiconductor industry. Frequently, these markets have common customers but technology applications in the end markets are still maturing. We serve a variety of these evolving markets including light emitting diode, or LED, which is a potential clean energy solution replacing incandescent lighting sources and Organic LED, or OLED, displays which provide high clarity still and video images. OLED applications are gaining traction in the mobile computing and telecommunications device markets because of their high quality display and low power consumption. We also serve markets for Micro-Electro-Mechanical Systems devices, or MEMS, which include accelerometers, self tuning antennae and pressure gauges, and we are expanding into automotive, mobile computing and telecommunications device markets and other applications which are part of a growing need for internet-connected sensors that will be a part of the Internet of Things, or IoT. We believe that this expansion, together with the problems associated with traditional manual storage and handling systems, will drive consistent growth in the demand for automated sample management equipment.
Life Sciences

There is a broad market of devices, systems and consumables that support the pharmaceutical, biotechnology, healthcare research and diagnostics industries particularly as it relates to the automated handling, processing, storage and distribution of biological and chemical compound samples. Sample storage is at the core of these activities. Automated sample stores are generally more effective than manual systems in maintaining a controlled environment, tracking samples, reliably processing and quickly handling samples. These automated sample storage management systems are at the center of the complete sample handling process. With the advent of personalized medicine linking DNA to optimal treatment regimens, the expansion of mass storage of key biological material to support rapidly expanding comparative and longitudinal studies, and the accumulation of samples taken from surgical and other procedures, we believe that the numbers of samples in storage is expanding between 10% and 15% per annum on a global basis. We believe that this expansion, together with the problems associated with traditional manual storage systems, will drive consistent growth in automated sample management equipment.
Products
In the semiconductor industry, wafer handling robotics have emerged as a critical technology in determining the efficacy and productivity of complex production tools in the world's most advanced 300mm wafer fabs. A tool is designed and built around a process chamber using automation technology to move wafers into and out of the chamber. Today, OEMs design and build their tools using a cluster architecture, whereby several process chambers are mounted to one central transfer module. High wafer throughput and new materials require advanced automation solutions to address the challenging equipment needs for multiple substrate sizes and the challenging process environments that support emerging sub 20nm technology nodes, including Through Silicon Via, or TSV, extreme ultraviolet lithography, or EUV Lithography, and 450mm substrates. We specialize in developing and building the handling systems, as well as the vacuum technologies used in these tools. Our products can be utilized as individual components or as complete integrated handling systems. In addition, our automation products support both atmospheric and vacuum based processes and are designed to improve performance and productivity of the manufacturing process. The majority of our product revenue is derived from sales to OEMs and end-user semiconductor device manufacturers.
We provide high vacuum pumps that are required in certain process steps to create and to optimize the process environment by maintaining pressure consistency of the known process gas. Semiconductor manufacturers must ensure that each process operates at carefully controlled pressure levels to achieve optimal production yields. Impurities or incorrect pressure levels can lower production yields, thereby significantly increasing the cost per usable IC chip produced. Our cryogenic vacuum pumps are considered the industry standard by many leading semiconductor device manufacturers for ion implant and PVD applications, both of which require high vacuum pumping capability.
In the LED market we have worked with leading manufacturers to develop advanced automation solutions that improve the productivity of processes that were previously performed by manual substrate handling. These LEDs are also made using vacuum processes for certain production steps, very similar to the steps used in semiconductor manufacturing. We have been successful in capturing LED market share for our vacuum product offerings and for heavy payload automated tool architectures. In other markets, such as MEMS and WLP applications, unique wafer handling and automation solutions are required to accommodate increasingly thinner and sometimes bowed substrates. We are developing differentiated solutions to address the requirements in these high growth market segments.
For the life science sample management markets, we provide automated sample management platforms that store samples (e.g., nucleic acid, blood, drug compounds, biological tissue, etc.) in a controlled environment and automate the process of subsequently retrieving specifically selected samples from racks or plates. Such samples are typically contained in vials which are usually stored in racks or plates. The controlled storage environments ensure that samples are preserved within a narrow temperature band to maintain their integrity for long periods while providing absolute accuracy in the identification and selection of samples during the storage and retrieval processes.
In providing comprehensive solutions to the life science sample management markets we also provide equipment for sealing and de-sealing samples stored on plates and automated cappers and de-cappers for samples stored in tubes. We also provide consumables in the form of sample plates, micro-plates and tubes as well as support services for many of the customers who have purchased our equipment.
Segments
We report our financial results for three operating and reportable segments: (i) Brooks Product Solutions; (ii) Brooks Global Services; and (iii) Brooks Life Science Systems.
The Brooks Product Solutions segment provides a variety of products and solutions that enable improved throughput and yield in controlled operating environments. Those products include atmospheric and vacuum robots, robotic modules and tool automation systems that provide precision handling and clean wafer environments, as well as vacuum pumping and thermal management solutions used to create and control critical process vacuum applications.
The Brooks Global Services segment provides an extensive range of support services, including repair services, diagnostic support services and installation services in support of the products from our Brooks Product Solutions segment, which enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts to maximize customer tool productivity.
The Brooks Life Science Systems segment provides automated sample management systems for automated cold sample storage, equipment for sample preparation and handling, consumables, as well as parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, national laboratories, research institutes and research hospitals.
For further information of our operating segments, refer to Note 18, "Segment and Geographic Information," to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.
Customers
We sell our products and services within the semiconductor industry to most of the world's major semiconductor chip and original equipment manufacturers, or OEMs. Our customers outside the semiconductor industry are broadly diversified. We have major customers in North America, Europe and Asia. Additionally, although much of our equipment sales ship to OEMs in the United States, many of our products are incorporated into equipment that is ultimately utilized outside of North America. Refer to Part I, Item 1A, “Risk Factors” for a discussion of the risks related to foreign operations. The Brooks Global Services business provides support to leading OEMs, fabs and foundries across the globe.

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
Our top 10 customers accounted for approximately 38% of our consolidated revenue in fiscal year 2015. We have one customer, Applied Materials, Inc., that accounted for approximately 12% of our consolidated revenue for the year.
For purposes of determining the percentage of revenue generated from our OEM customers, we do not include revenue from products sold to contract manufacturer customers who in turn sell to the OEM's. If we did include revenue from products sold to contract manufacturer customers supporting our OEM customers, the percentage of our total revenue derived from certain OEM customers would be higher.
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
Prior to March 2015, we served the Japanese market for our robotics and automation products through Yaskawa Brooks Automation, our joint venture with Yaskawa Electric Corporation of Japan. The venture came to closure in March 2015 and was liquidated during the fourth quarter of fiscal year 2015. As a result of the joint venture's dissolution, we reacquired the right to market our products in Japan through our direct sales force.
The majority of our life sciences sales are completed through our direct Brooks Life Science Systems sales force, particularly our store systems and services. In addition, we facilitate the sale of consumables and instruments through distributors that reach a broad range of customers. In regions with emerging life science industries such as China, India and the Middle East, we leverage local distributors to assist with the sales process of stores. The sales process for our larger sample management systems may take 6-18 months to complete and it involves a team typically comprised of individuals from sales, marketing, engineering and senior management.
We typically provide product warranties for a period of one to two years depending on the product type, with the average warranty period of 15 months.
Our marketing activities include participation in trade shows, delivery of seminars, participation in industry forums, distribution of sales literature, publication of press releases and articles in business and industry publications. We maintain sales and service centers in Asia, Europe, Middle East and North America to enhance support and communication with our customers. These facilities, together with our headquarters, maintain local support capabilities and demonstration equipment for our customers to evaluate. Customers are encouraged to discuss features and applications of our demonstration equipment with our engineers located at these facilities.
Net revenue for the fiscal years ended September 30, 2015, 2014 and 2013 based upon the source of the order by geographic area is as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
North America	$199,103	$174,343	$177,779
Asia/Pacific	121,765	198,695	154,358
Europe	231,840	109,810	90,303
	$552,708	$482,848	$422,440
The majority of our net revenue in North America is generated in the United States.
The geographic location of an OEM is not indicative of where our products will eventually be used. The geographic area for our orders is determined by the onward sale of an OEM system which incorporates our sub-systems and/or components.
Our property, plant and equipment as of September 30, 2015 and 2014 by geographic area is as follows (in thousands):

	September 30,
	2015	2014
North America	$36,402	$40,232
Asia/Pacific	2,104	870
Europe/Middle East	3,349	9,081
	$41,855	$50,183
Competition
We operate in a variety of niches of varying breadth and with differing competitors and competitive dynamics. The semiconductor and adjacent technology markets, and process equipment manufacturing industries are highly competitive and characterized by continual changes and technology improvements. A significant portion of equipment automation is still done in-house by OEMs. Our competitors among external vacuum automation suppliers include primarily Japanese companies, such as Daihen Corporation, Daikin Industries, Ltd. and Rorze Corporation. Our competitors among vacuum components suppliers include Sumitomo Heavy Industries and Telemark, Inc. Atmospheric tool automation is typically less demanding, has fewer barriers to entry and has a larger field of competitors. We compete directly with other equipment automation suppliers of atmospheric modules and systems, such as Hirata Corporation, Kawasaki Heavy Industries, Ltd., Genmark Automation, Inc., Rorze Corporation, Sankyo Seisakusho Co., Ltd., TDK Corporation and Sinfonia Technology Co., Ltd. Contract manufacturers, such as Celestica Inc. and Flextronics International Ltd., also provide assembly and manufacturing services for atmospheric systems.

Our Life Science Systems business unit competes with a number of private companies in providing automated sample management systems. These competitors include Hamilton Company, Liconic AG and TTP LabTech, Ltd.
We believe our customers will purchase our equipment automation products and vacuum subsystems as long as our products continue to provide the necessary throughput, reliability, contamination control and accuracy at an acceptable price. We believe our offerings are competitive with respect to all of these factors. We cannot guarantee, however, that we will be successful in selling our products to OEMs who currently satisfy a portion of their automation needs in-house or from other independent suppliers, regardless of the performance or price of our products.
Research and Development
Our research and development efforts are focused on developing new products and enhancing the functionality, degree of integration, reliability and performance of our existing products. Our engineering, marketing, operations and management personnel leverage their close collaborative relationships with many of their counterparts in customer organizations in an effort to proactively identify market demands which helps us refocus our research and development investment to meet our customers' demands. With the rapid pace of change that characterizes the markets we serve, it is essential for us to provide high-performance and reliable products in order to maintain our leadership position.
Our research and development spending for fiscal years 2015, 2014 and 2013 was $52.2 million, $52.6 million and $46.2 million, respectively. The expansion in research and development spending primarily reflects our investment in life sciences as we have developed and continue to develop automated biological sample storage solutions for environments operating at ultra-low temperatures. We have developed the Twin-bank platform and introduced the BioStore™ III Cryo automated cryogenic sample management system which offers sample automation, cold chain management and improved security and accessibility while maintaining sample protection within storage environment.
Manufacturing
Our manufacturing operations are used for product assembly, integration and testing. We have implemented quality assurance procedures that include standard design practices, including reliability testing and analysis, supplier and component selection procedures, vendor controls, manufacturing process controls, and service processes that ensure high-quality performance of our products. Our major manufacturing facilities are located in Chelmsford, Massachusetts; Monterrey, Mexico; Yongin-City, South Korea; Manchester, UK; and Jena, Germany. We also provide service and spare parts support to end-users throughout the world. Many of our service customers are based in Asia. Our manufacturing operations are designed to provide high quality, low cost, differentiated products to our customers in short lead times through responsive and flexible processes and sourcing strategies. We utilize lean manufacturing techniques for a large portion of our manufacturing capabilities. This includes the outsourcing of assemblies and products to competitive regions, including Asia. We expect to continue to broaden our sourcing of certain portions of our manufacturing process to ensure we continue to provide high quality products at competitive costs. We also believe the continued sourcing of portions of our manufacturing processes in these regions allows us to better serve our customers in these regions.
We have service and support locations close to our customers to provide rapid response to their service needs. We have service and support locations in Chelmsford, Massachusetts; Fremont, California; Chu Bei City, Taiwan; Yongin-City, South Korea; Yokohama, Japan; Shanghai, China; Singapore; Jena, Germany; Oberdiessbach, Switzerland; Manchester, UK; and Kiryat-Gat, Israel.
Patents and Proprietary Rights
We rely on patents, trade secret laws, confidentiality procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the life sciences, semiconductor, adjacent technology markets and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets, unpatented proprietary know-how and the development of new products may be as important as patent protection in establishing and maintaining a competitive advantage. Our policy is to require all employees to enter into proprietary information and nondisclosure agreements to protect trade secrets and know-how. We cannot guarantee that these efforts will meaningfully protect our trade secrets.
As of September 30, 2015, we owned approximately 485 issued U.S. patents, with various corresponding patents issued in foreign jurisdictions. We also had approximately 140 pending U.S. patent applications, with foreign counterparts of certain of these applications having been filed or may be filed at the appropriate time. Our patents will expire at various dates through 2032.
Backlog
Total backlog for our products as of September 30, 2015, totaled $107.8 million as compared to $126.9 million at September 30, 2014. Backlog or total backlog, includes all purchase orders for which a customer has scheduled delivery, regardless of the expected delivery date, and consists principally of orders for products and service agreements. The backlog for our products within the next 12 months was $96.0 million and $113.6 million at September 30, 2015 and 2014, respectively. Twelve-month backlog includes orders scheduled to be delivered within the next 12 months. Backlog for products with scheduled deliveries beyond one year relate primarily to our life science products.
Backlog as of any particular date should not be relied upon as indicative of our revenue for any future period. A substantial percentage of current business generates no backlog because we deliver our products and services in the same period in which the order is received. The orders included in our backlog may also be canceled or rescheduled by customers without significant penalty.
Environmental Matters
We are subject to federal, state, and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign national and local jurisdictions in which we have manufacturing facilities. We believe we are materially in compliance with all such laws and regulations.
Compliance with foreign, federal, state, and local laws and regulations has not had, and is not expected to have, an adverse effect on our capital expenditures, competitive position, financial condition or results of operations.
Employees
At September 30, 2015, we had 1,426 full time employees. In addition, we employ part time workers and contractors. Approximately 50 employees in our facility in Jena, Germany are covered by a collective bargaining agreement. We consider our relationships with these and all employees to be good.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Brooks Automation, Inc., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
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
Our business is largely dependent on capital expenditures in the semiconductor manufacturing industry and other businesses employing similar manufacturing technologies. The semiconductor manufacturing industry in turn depends on current and anticipated demand for integrated circuits and the products that use them. In recent years, these businesses have experienced unpredictable and volatile business cycles due in large part to rapid changes in demand and manufacturing capacity for semiconductors, and these cycles have had an impact on our business, sometimes causing declines in revenue and operating losses. We could experience future operating losses during an industry downturn. If an industry downturn continues for an extended period of time, our business could be materially harmed. Conversely, in periods of rapidly increasing demand, we could have insufficient inventory and manufacturing capacity to meet our customers' needs on a timely basis, which could result in the loss of customers and various other expenses that could reduce gross margins and profitability.
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
Our success is dependent on our ability to respond to the technological changes present in the markets we serve. The success of our product development and introduction of products to market depends on our ability to:

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
For the fiscal years ended September 30, 2015 and 2014, approximately 63% and 64%, respectively, of our revenue was derived from sales outside North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenue. We maintain a global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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
If we acquire a new business, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our operations and be dilutive to our stockholders. In periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. The failure to adequately address these risks or the impairment of any assets could materially harm our business and financial results.
Entering new markets introduces new competitors and commercial risks.
A key part of our growth strategy is to continue expanding beyond the semiconductor manufacturing market into semiconductor adjacent and life sciences sample management markets. As part of this strategy, we expect to diversify our product sales and service revenue by leveraging our core technologies, which requires investments and resources which may not be available as needed. We cannot guarantee that we will be successful in leveraging our capabilities into the life sciences sample management market to meet all the needs of these new customers and to compete favorably. Because a significant portion of our growth potential may be dependent on our ability to increase sales to markets beyond semiconductor manufacturing, our inability to successfully enter new markets may adversely impact future financial results.

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
One of our main competitive strengths is our technology and we are dependent on our patent rights and other intellectual property rights to maintain our competitive position. While our current patents will expire from time to time through 2033, certain significant patents which we license to third parties in exchange for agreed upon royalties will expire within the next 12 months. In addition to the loss of revenue from royalties, the expiration of patents could result in increased competition and declines in product and service revenue.
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
Confidential information stored on these information systems could also be compromised. If a third party gains unauthorized access to our data, including any information regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may fraudulently attempt to induce employees or customers into disclosing sensitive information such as user names, passwords or other informatio n in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.
Our intangible assets may become impaired.

As of September 30, 2015, we had $121.4 million of goodwill and $55.4 million in net intangible assets as a result of our acquisitions. We periodically review our goodwill and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. These events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, advances in technology and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
We receive a significant portion of our revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 38%, 37% and 40% of our total revenue in the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation. In addition, there has been and may continue to be significant consolidation among some of our largest OEM customers, which could lead to increased pressure to reduce the price of our products and/or decreased market share of our products with the combined companies.
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
Our automation products for the semiconductor manufacturing market are used in the handling and movement of silicon wafers at various points in the production process, and our automated cold storage systems for the life sciences sample management market are used in the handling, movement and storage of biological and chemical samples. In either case, damage to our customers' materials may be attributed to a failure of our products which could lead to claims for damages made by our customers and could also harm our relationship with our customers and damage our reputation in each of these industries, resulting in material harm to our business.
Risks Relating to Owning Our Securities
Our stock price is volatile.
The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2014 through the end of fiscal year 2015, our stock price fluctuated between a high of $13.37 per share and a low of $9.06 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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
Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Although we have declared cash dividends on our common stock for the past several years, we are not required to do so and may reduce or eliminate our cash dividends in the future. This could adversely affect the market price of our common stock.
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
Our corporate headquarters and primary manufacturing/research and development facilities are currently located in three buildings in Chelmsford, Massachusetts.
We maintain the following principal facilities:

Location	Functions	Square Footage (Approx.)	Ownership Status/Lease Expiration
Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing, R&D and sales & support	298,000	Owned
Fremont, California	Manufacturing, R&D and sales & support	44,900	August 2018
Manchester, UK	Manufacturing, R&D and sales & support	44,670	December 2019
Yongin-City, South Korea	Manufacturing, R&D and sales & support	32,000	August 2019
Jena, Germany	R&D and sales & support	30,100	January 2017
Chu Bei City, Taiwan	Sales & support	28,600	June 2016
Our Brooks Product Solutions segment utilizes the facilities in Chelmsford, Massachusetts; Fremont, California; South Korea and Germany. Our Brooks Global Services segment utilizes the facilities in Chelmsford, Massachusetts; South Korea; Germany and Taiwan. Our Brooks Life Science Systems segment utilizes the facilities in Manchester, UK and Spokane, Washington.
During fiscal year 2015, we utilized a facility in Poway, California to accommodate the manufacturing, R&D and sales & support functions for our Brooks Life Science Systems segment. We vacated the facility in September 2015 upon expiration of the lease.
On September 30, 2015, we purchased one of the buildings in Chelmsford, Massachusetts which we had previously been leasing.
We maintain additional sales and support and training offices in Texas, Europe (France, Germany and Switzerland), Asia (Japan, China, Singapore and Taiwan) and the Middle East (Israel).
We utilize a third party to manage our manufacturing operations in Mexico. As a part of this arrangement, we make and guarantee the monthly payments for a lease of the 56,100 square foot manufacturing facility which expires in January 2018. The remaining payments under the lease were approximately $1.0 million at September 30, 2015.

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
Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BRKS.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NASDAQ Stock Market LLC and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
	High	Low
Fiscal year ended September 30, 2015
First quarter	$13.02	$9.87	$0.10
Second quarter	13.37	11.43	0.10
Third quarter	12.36	10.76	0.10
Fourth quarter	11.74	9.71	0.10
Fiscal year ended September 30, 2014
First quarter	$10.75	$9.01	$0.08
Second quarter	11.64	9.43	0.08
Third quarter	11.50	8.75	0.08
Fourth quarter	11.53	9.86	0.10
Number of Holders
As of October 30, 2015, there were 615 holders of record of our common stock.
Dividend Policy
Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by our Board of Directors on a quarterly basis.
On November 4, 2015, our Board of Directors approved a cash dividend of $0.10 per share payable on December 22, 2015 to common stockholders of record on December 4, 2015.

Comparative Stock Performance
The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2010, and plotted at the last trading day of each of the fiscal years ended September 30, 2011, 2012, 2013, 2014 and 2015, in each of (i) our Common Stock; (ii) the NASDAQ/NYSE MKT/NYSE Index of companies; and (iii) a peer group comprised of: Advanced Energy Industries, Inc., Bruker Corp., Entegris, Inc., FEI Company, Formfactor Inc., MKS Instruments, Inc., Photronics, Inc., Teradyne Inc., Ultra Clean Technology, Inc., Veeco Instruments Inc. and Xcerra Corp. The stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Brooks Automation, Inc., the NASDAQ/NYSE MKT/NYSE Index,
and a Peer Group

* $100 invested on September 30, 2010 in stock or index, including reinvestment of dividends.

	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15
Brooks Automation, Inc.	$100.00	$122.55	$124.88	$149.83	$174.75	$201.65
NASDAQ/NYSE MKT/NYSE	100.00	97.43	124.31	149.54	171.96	165.51
Peer Group	100.00	99.24	121.88	163.22	169.00	161.71
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
Unregistered Sales of Securities
Not applicable.
Issuer's Purchases of Equity Securities
As part of our equity compensation program, we offer recipients of restricted stock awards the opportunity to elect to sell their shares at the time of vesting to satisfy tax obligations in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees' obligations with respect to withholding taxes in connection with the vesting of certain shares of restricted stock during the three months ended September 30, 2015. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2015	—	$—	—	$—
August 1 - 31, 2015	369	10.87	369	—
September 1 - 30, 2015	—	—	—	—
Total	369	$10.87	369	$—
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during fiscal year 2015.

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2015(1)(2)	2014(3)(4)(5)	2013(4)(6)(7)	2012(4)(8)(9)(10)	2011(4)(11)(12)
	(In thousands, except per share data)
Revenue	$552,708	$482,848	$422,440	$488,983	$653,299
Gross profit	$189,105	$167,337	$132,307	$159,453	$207,012
Operating income (loss)	$16,890	$(2,699)	$(16,798)	$1,642	$70,301
Income (loss) from continuing operations	$14,221	$1,520	$(7,114)	$131,835	$121,141
Income from discontinued operations, net of tax	$—	$30,002	$4,964	$5,000	$9,296
Net income (loss) attributable to Brooks Automation, Inc.	$14,221	$31,361	$(2,215)	$136,789	$130,385
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.21	$0.02	$(0.11)	$2.02	$1.88
Income from discontinued operations, net of tax	—	0.45	0.08	0.08	0.14
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$0.21	$0.47	$(0.03)	$2.10	$2.02
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.21	$0.02	$(0.11)	$2.01	$1.86
Income from discontinued operations, net of tax	—	0.44	0.08	0.08	0.14
Diluted net income (loss) per share attributable to Brooks Automation, Inc.	$0.21	$0.46	$(0.03)	$2.08	$2.01
Dividend declared per share	$0.40	$0.34	$0.32	$0.32	$0.08

	As of September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents and marketable securities	$214,030	$245,456	$173,362	$200,231	$205,818
Working capital(13)	$105,583	$98,228	$105,511	$121,709	$95,579
Total assets	$759,654	$778,038	$736,763	$741,960	$636,958
Total capital lease obligation	$—	$8,298	$—	$—	$—
Total equity	$632,045	$642,889	$632,656	$649,301	$518,936

	Year Ended September 30, 2015
	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter(1)
	(In thousands, except per share data)
Revenue	$122,736	$139,313	$144,894	$145,765
Gross profit	$39,088	$46,025	$51,187	$52,805
Operating income (loss)	$(6,480)	$3,053	$10,170	$10,147
Net income (loss)	$(2,734)	$2,711	$7,681	$6,563
Basic net income (loss) per share	$(0.04)	$0.04	$0.11	$0.10
Diluted net income (loss) per share	$(0.04)	$0.04	$0.11	$0.10

	Year Ended September 30, 2014
	First Quarter(4)	Second Quarter	Third Quarter(3)(5)	Fourth Quarter(3)
	(In thousands, except per share data)
Revenue	$117,072	$125,900	$117,359	$122,517
Gross profit	$40,891	$44,298	$40,746	$41,402
Operating income (loss)	$1,458	$2,396	$(5,910)	$(643)
Income (loss) from continuing operations	$1,919	$2,103	$(2,764)	$262
Income from discontinued operations, net of tax	$1,577	$1,162	$27,263	$—
Net income attributable to Brooks Automation, Inc.	$3,448	$3,189	$24,476	$248
Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.03	$0.03	$(0.04)	$0.00
Income from discontinued operations, net of tax	0.02	0.02	0.41	—
Basic net income per share attributable to Brooks Automation, Inc.	$0.05	$0.05	$0.37	$0.00
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.03	$0.03	$(0.04)	$0.00
Income from discontinued operations, net of tax	0.02	0.02	0.40	—
Diluted net income per share attributable to Brooks Automation, Inc.	$0.05	$0.05	$0.36	$0.00

(1)
We acquired Contact Co., Ltd., or Contact, in August 2015. The results of Contact have been included in our results of operations from the date of acquisition. Please refer to Note 4, “Acquisitions” to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information regarding this transaction.

(2)
We acquired FluidX Ltd., or FluidX, in October 2014. The results of FluidX have been included in our results of operations from the date of acquisition. Please refer to Note 4, “Acquisitions” to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information regarding this transaction.

(3)
We acquired Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, in April 2014. The results of DMS have been included in our results of operations from the date of acquisition. Please refer to Note 4, “Acquisitions” to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information regarding this transaction.

(4)
In March 2014, we entered into an agreement to sell the Granville-Phillips Gas Analysis & Vacuum Measurement, or Granville-Phillips, business unit for $87.0 million in cash. In the second quarter of fiscal year 2014, we determined that the Granville-Phillips business met the criteria of being reported as a discontinued operation. As a result, the selected financial data presented for periods prior to the second quarter of fiscal year 2014 has been revised to present the operating results of the Granville-Phillips business as a discontinued operation. Please refer to Note 3, “Discontinued Operations” to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information regarding this transaction.

(5)
We completed the sale of the Granville-Phillips business in May 2014. We realized a pre-tax gain of $56.8 million and an after-tax gain of $26.9 million in connection with the sale. The tax charge of $29.9 million on the gain is substantially non-cash as it was offset by our net operating losses in the United States.

(6)
We acquired certain assets and assumed certain liabilities of Matrical, Inc.’s life science businesses, collectively referred to as Matrical, in August 2013. The results of Matrical have been included in our results of operations from the date of acquisition. Please refer to Note 4, “Acquisitions” to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information regarding this transaction.

(7)
We acquired Crossing Automation Inc., or Crossing, in October 2012. The results of Crossing have been included in our results of operations from the date of acquisition. Please refer to Note 4, “Acquisitions” to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information regarding this transaction.

(8)
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

(10)
Income (loss) from continuing operations and net income (loss) attributable to Brooks Automation, Inc. includes an $8.9 million charge in connection with the settlement of our U.S. defined benefit pension plan.

(11)
We acquired RTS Life Science Limited, or RTS, in April 2011 and Nexus Biosystems, Inc., or Nexus, in July 2011. The results of RTS and Nexus have been included in our results of operations from the date of each acquisition.

(12)
On June 28, 2011, we disposed of our contract manufacturing business that did not qualify as discontinued operations because of the significance of the ongoing commercial arrangements between us and the buyer. As such, the operations prior to the divestiture are included in our results of operations. Income (loss) from continuing operations and net income (loss) attributable to Brooks Automation, Inc. includes a $45.0 million pre-tax gain on the sale of our contract manufacturing business.

(13)
The calculation of working capital excludes "Cash and cash equivalents", "Marketable securities", "Assets Held for Sale", as well as assets and liabilities identifiable within the Granville-Phillips business reported as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Consolidated Balance Sheets as of September 30, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our consolidated financial statements and related notes beginning on page 40. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read “Information Related to Forward-Looking Statements” included above in this Form 10-K and "Item 1A. Risk Factors" for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Overview
We are a leading worldwide provider of automation and cryogenic solutions for multiple markets including semiconductor capital equipment and life science biological sample management and storage, and we are a valued business partner to original equipment manufacturers, or "OEMs, and equipment users throughout the world. We serve markets in which equipment productivity and availability are critical factors for our customers’ success, typically in demanding temperature and/or pressure environments. The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market. In addition to the semiconductor market, we serve the life sciences, industrial capital equipment and other adjacent technology markets.

In the semiconductor capital equipment market, we utilize our capabilities in automation and cryogenics in various robotic automation and cryogenic vacuum pump offerings, both of which are used in the wafer processing steps of a semiconductor manufacturer. We expect the semiconductor equipment market to remain a key end market for our products and services as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We have made numerous acquisitions in past years to support and expand our technology and product offerings for the semiconductor market. In October 2012, we acquired Crossing Automation Inc., or Crossing, a U.S.-based provider of automation solutions and services for semiconductor front-end markets, for $59.0 million. In April 2014, we acquired Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, for $31.6 million. DMS is a German-based provider of automated contamination control solutions, or CCS, for front opening unified pod, or FOUP, carriers and reticle storage targeted at improving yield of semiconductor processes at semiconductor fabrication plants. In August 2015, we acquired Contact Co., Ltd., or Contact, for $6.8 million, net of cash acquired. Contact is a Japanese-based provider of automated cleaner products for wafer carrier devices used in the global semiconductor markets. This acquisition broadens our CCS product portfolio and adds complementary technology to our CCS business unit.
In the life sciences sample management market, we utilize our capabilities in automation and cryogenics in various offerings, such as automated ultra cold storage freezers, consumable sample storage containers and instruments, to assist in the workflow of sample management. We expect the life sciences sample management market to remain a key end market for our products and services. In 2011, we entered the life sciences sample management market through the acquisition of Nexus Biosystems, Inc., or Nexus, and RTS Life Science Limited, or RTS, the providers of automation solutions and consumables to the life sciences sample management market. We continued to expand our offerings and customer relationships in the life sciences sample management market in August 2013 with the acquisition of certain assets and liabilities related to biological sample preparation, management and storage solutions from Matrical, Inc., or Matrical, for $9.3 million. These acquisitions provided a broad set of offerings, including automated systems for compound and biological sample storage in temperatures below -80 degrees Celsius, consumable storage products and instruments to support the work flow of sample management. In October 2014, we acquired FluidX Ltd., or FluidX, a UK-based provider of biological sample storage tubes and complementary bench-top instruments for $15.5 million, net of cash acquired. During fiscal year 2015 and 2014, more than 25% of our research and development spending has focused on innovating and advancing solutions in the life sciences sample management market. In fiscal year 2014, as a result of our research and development efforts, our Brooks Life Science Systems segment began shipping our modular Twin-bank platform of automated systems for compound and biological sample storage for temperatures at below -80 degrees Celsius. In fiscal year 2015, we have shipped evaluation prototypes of our Biostore III Cryo store, an automated ultra-cold system which stores biological samples below -150 degrees Celsius. We expect to continue investing in research and development and making strategic acquisitions with the objective of expanding our offerings in the life sciences sample management market.
In March 2014, we entered into an agreement to sell the Granville-Phillips business unit to MKS Instruments, Inc. for $87.0 million in cash. The Granville-Phillips business is a provider of gas analysis and vacuum measurement devices used primarily in the semiconductor and adjacent industrial manufacturing markets. We completed the sale on May 30, 2014. We recorded a pre-tax gain of $56.8 million and an after-tax gain of $26.9 million as a result of this transaction. The tax charge of $29.9 million on the gain was substantially non-cash as it was offset by our prior net operating losses in the United States. Our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
We report financial results in the following three segments:

•
The Brooks Product Solutions segment provides a variety of products and solutions that enable improved throughput and yield in controlled operating environments. Those products include atmospheric and vacuum robots, robotic modules, and tool automation systems that provide precision handling and clean wafer environments, as well as cryogenic pumps and compressors that provide vacuum pumping and thermal management solutions used to create and control critical process vacuum applications.

•
The Brooks Global Services segment provides an extensive range of support services, including repair services, diagnostic support services, and installation services in support of the products from our Brooks Product Solutions segment, which enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize customer tool productivity.

•
The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks, national laboratories, research institutes and research universities.

During fiscal year 2015, we had net income attributable to Brooks Automation, Inc. of $14.2 million, all which was attributable to income from continuing operations. During fiscal year 2014, we had net income attributable to Brooks Automation, Inc. of $31.4 million, of which $1.5 million was attributable to income from continuing operations and $30.0 million to income from discontinued operations, including the gain on sale of the Granville-Phillips business unit. The increase of $12.7 million in income from continuing operations during fiscal year 2015 compared to fiscal year 2014 was driven primarily by higher revenue of $69.9 million and higher gross profit of $21.8 million. Please refer to the "Results of Operations" section below for a detailed discussion of our current fiscal year operating results as compared to the prior fiscal year.
Income from continuing operations was $1.5 million during fiscal year 2014 compared to a loss of $7.1 million during fiscal year 2013. Net income attributable to Brooks Automation, Inc. was $31.4 million during fiscal year 2014 compared to a net loss of $2.2 million during fiscal year 2013 and included income from discontinued operations related to the Granville-Phillips business unit of $30.0 million and $5.0 million, respectively, during each fiscal year. During fiscal year 2014, we implemented a number of measures aimed at improving the profitability of our continuing operations. We discontinued certain product lines in the Brooks Life Science Systems and Brooks Product Solutions segments, transitioned manufacturing of our line of Polycold cryochillers to a third party contract manufacturer, consolidated our global footprint and implemented other programs designed to improve our cost structure. In connection with these initiatives, we recorded restructuring charges of $6.3 million and $6.4 million, respectively, in fiscal years 2014 and 2013, as compared to $4.7 million of these charges recorded in fiscal year 2015. We expect these changes to result in lower operating costs in future periods and have minimal impact on our ability to generate revenue from products and services. Please refer to the "Results of Operations" section below for a detailed discussion of fiscal year 2014 operating results as compared to fiscal year 2013.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, bad debts, inventories, derivative instruments, intangible assets, goodwill, income taxes, warranty obligations, pensions and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the semiconductor and life science industries, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions which could have a material impact on our financial condition and results of operations.
We believe that the assumptions and estimates associated with the following critical accounting policies involve significant judgment and thus have the most significant potential impact on our consolidated financial statements.
Revenue
Product revenue is associated with the sale of hardware systems, components and spare parts, as well as product license revenue. Service revenue is associated with service contracts, repairs, upgrades and field services. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of revenue.
We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is probable. Our revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment or delivery, we recognize revenue upon passage of title for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment or delivery, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; and (4) for arrangements containing multiple elements, revenue for delivered elements that have a stand alone value is recognized at the time of delivery, provided all other revenue recognition criteria are met. Revenue related to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements has occurred. Arrangements with certain customers include contingent revenue provisions, in which a portion of the selling price of a delivered item is contingent on the delivery of other items or on the delivered items meeting specified performance criteria. In arrangements that include contingent revenue, the amount of revenue recognized is limited to the lower of either: the amount billed that is not contingent on acceptance; or the value of the arrangement consideration allocated to the delivered elements if the product is a part of a multiple-element arrangement. In cases where we have sold products that have been demonstrated to meet product specifications prior to shipment, we believe that at the time of delivery, we have an enforceable claim to amounts recognized as revenue. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.
Revenue from product sales that include significant customization, which primarily include life science automation systems, is recognized using the percentage of completion method. In accordance with the percentage of completion method, revenue is recognized as work progresses based on a percentage that incurred labor effort to date bears to total projected labor effort. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period in which they are deemed to be probable. If we determine that a loss is probable, we estimate the loss amount by comparing total estimated contract revenue to the total estimated contract costs. Significant judgment is required in estimating total labor costs and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract due to several factors, including the degree of customization required and the customer’s existing environment. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control. We also have certain product arrangements with significant customization that include contractual terms and customer rights disallowing the use of the percentage of completion method. We account for these arrangements in accordance with the completed-contract method and recognize income only when a contract is completed or substantially completed.
Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. In certain instances, payments collected from customers in advance of recognizing the related revenue are recorded as deferred revenue.
Revenue associated with service agreements is generally recognized ratably over the term of the contract, with payments from customers being recorded as deferred revenue. Revenue from repair services or upgrades of customer-owned equipment is recognized upon completion of the repair effort and the shipment of the repaired item back to the customer. If the repair or the upgrade includes installation, revenue is recognized when the installation is completed.
A portion of the revenue arrangements for our products, particularly in sales of life science automation systems and contamination control solutions, are multiple element arrangements that can include product, service and other elements. For multiple element revenue arrangements, arrangement consideration is allocated to each element based upon their relative selling price using vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, or based upon the relative selling price using estimated selling prices if VSOE or TPE do not exist. We rely primarily on estimated selling prices since we generally do not have VSOE or TPE. We recognize revenue for each element of the arrangement in accordance with our revenue recognition policies. The fair value of any undelivered elements is deferred until the elements are delivered and all other revenue recognition criteria have been met.
    Business Combinations
We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.
Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within our operating results.
Changes in the fair value of a contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled.
Intangible Assets, Goodwill and Other Long-Lived Assets
We have identified intangible assets and generated significant goodwill as a result of our acquisitions. Intangible assets other than goodwill are valued based on estimated future cash flows and amortized over their estimated useful lives. Goodwill is tested for impairment annually or more often if impairment indicators are present, at the reporting unit level.

Intangible assets other than goodwill and long-lived assets are subject to impairment testing if events and circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.
Prior to fiscal year 2015, we conducted our annual goodwill impairment test as of September 30 fiscal year end. Beginning with fiscal year 2015, we changed the date of our annual goodwill impairment test from September 30th to April 1st to align more closely with our annual strategic planning process. This change did not delay, accelerate, or avoid an impairment charge and did not result in adjustments to our consolidated financial statements when applied retrospectively. During fiscal year 2015, we completed the annual goodwill impairment test and determined that no adjustment to goodwill was necessary since the fair value of all reporting units substantially exceeded their respective carrying values. The change in the annual impairment test date did not have an impact on our financial position and results of operations during the fiscal year ended September 30, 2015. No triggering events indicating goodwill impairment occurred subsequent to the test date.
Application of the goodwill impairment test requires significant judgment based on market and operational conditions at the time of the evaluation, including management's best estimate of future business activity and the related estimates of future cash flows from the assets and the reporting units that include the associated goodwill. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market values. Future business conditions and/or activity could differ materially from the projections made by management which could result in additional adjustments and impairment charges.
The goodwill impairment test is performed at the reporting unit level. A reporting unit is either an operating segment or one level below it, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment of whether the operations below an operating segment constitute a self-sustaining business, in which case testing is generally performed at this level. We currently have six reporting units that have goodwill, including three components that are part of our Brooks Product Solutions operating segment and sole reporting units that are our Brooks Global Services and Brooks Life Science Systems operating segments.
Goodwill impairment testing involves a two-step process. We first compare the fair value of each reporting unit to its respective carrying amount, including goodwill, to assess whether potential goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds its fair value, we perform the second step of the goodwill impairment test to measure the potential impairment loss amount by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities and assigning the excess amount to goodwill. If the implied fair value of goodwill is less than its carrying amount, an impairment loss is recognized for difference between the carrying amount of goodwill and its implied fair value.
We determine fair values of our reporting units based on an Income Approach in accordance with the Discounted Cash Flow Method, or DCF Method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents a present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation technique since it is based on management’s long-term financial projections. Due to the cyclical nature of the semiconductor equipment market, management’s projections as of the valuation date are considered more objective since market metrics of peer companies fluctuate during the cycle. In addition, we also compare aggregate values of our net corporate assets and reporting unit fair values to our overall market capitalization and use certain market-based valuation techniques to test the reasonableness of the reporting unit fair values determined in accordance with the DCF Method.
The observable inputs used in the DCF method include discount rates that are at or above our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and our internally developed projections of future cash flows. We determine the terminal value of each reporting unit based on the Gordon growth method which assumes that the reporting unit will grow and generate free cash flows at a constant rate. We believe that the Gordon growth method is the most appropriate technique for determining the terminal value because it is calculated based on the assumption that our reporting units have reached stable growth rates.
We are required to test long-lived assets, other than goodwill, for impairment when impairment indicators are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If we determine that indicators of potential impairment are present, we assess the recoverability of long-lived asset group by comparing its undiscounted future cash flows to its carrying value. If the carrying value of the long-lived asset group exceeds its future cash flows, we determine fair values of the individual net assets within the long-lived asset group to assess potential impairment. If the aggregate fair values of the individual net assets of the group are less than their carrying values, an impairment loss is recognized for an amount in excess of the group's aggregate carrying value over its fair value. The loss is allocated to the assets within the group based on their relative carrying values, with no asset reduced below its fair value.

We determined that impairment indicators were present for long-lived assets related to the Celigo product line as of September 30, 2013. Indicators of impairment for this asset group included declining sales in the trailing twelve months and negative cash flows from the asset group. We tested the recoverability of the asset group by comparing aggregate expected future undiscounted cash flows directly attributable to the assets to their carrying values, which resulted in the conclusion that the carrying amounts of the assets were not recoverable. Fair value estimate of the long-lived assets related to the Celigo products was based primarily on market-based valuation techniques reflecting the view of a market participant using the assets in the group to their best possible use. We determined that the carrying value of the asset group exceeded its fair value by approximately $2.0 million and recorded this amount as an impairment charge in the fourth quarter of fiscal year 2013. We revised our estimate of the fair value of these assets in the first quarter of fiscal year 2014 and recorded an additional impairment charge of $0.4 million for the remaining carrying value of the long-lived assets.
Except as described above, we did not test our long-lived assets for impairment during fiscal years 2015, 2014 and 2013 since no events indicating impairment occurred during the periods then ended.
Accounts Receivable
Trade accounts receivable do not bear interest and are recorded at the invoiced amount. We maintain an allowance for doubtful accounts representing our best estimate of probable credit losses related to our existing accounts receivable and their net realizable value. We adjust our estimates of the receivables' recoverability based on financial conditions of our customers. If financial conditions of our customers deteriorate reducing their ability to make payments, we increase the allowance for doubtful accounts and record a corresponding charge to operations. We do not have any off-balance-sheet credit exposure related to our customers.
Derivative Financial Instruments
We record all derivative instruments as assets or liabilities at their fair value determined based on the instruments' estimated future cash flows. Subsequent changes in a derivative's fair value are recognized in income, unless specific hedge accounting criteria are met. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. We perform an assessment at the inception of the hedge and during each subsequent reporting period to determine whether our derivatives are highly effective in offsetting changes in the values of the hedged items. Any changes in the fair value of a derivative resulting from hedge ineffectiveness are immediately recognized as income or expense.
Warranty
We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We adjust our warranty obligations based on actual product failure rates, material usage or service delivery costs, which may result in revisions to the estimated warranty liabilities and additional benefits or charges to our operating results.
Inventory
We state our inventory at the lower of cost or market amount and make adjustments to reduce the inventory cost to its net realizable value by providing estimated reserves for obsolete or unmarketable inventory. The reserves are established for the difference between the cost of inventory and its estimated market value based on assumptions related to future demand and market conditions. We fully reserve for inventories and non-cancelable purchase orders for inventory deemed obsolete. We perform periodic reviews of our inventory to identify excess inventories on hand. We compare on-hand inventory balances to anticipated inventory usage based on our recent historical activity and anticipated or forecasted demand for our products developed through our planning systems and sales and marketing inputs.
We adjust the reserves for obsolete or unmarketable inventory and record additional inventory write downs based on unfavorable changes in estimated customer demand or actual market conditions that may differ from management projections.
Deferred Income Taxes
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not will be realized. We consider recent historical income, estimated future taxable income, carry-forward periods of tax attributes, the volatility of the semiconductor industry and ongoing tax planning strategies in assessing the need for the valuation allowance. We maintain a valuation allowance against certain deferred tax assets in the U.S. and in certain foreign jurisdictions. We will continue to assess the need for a valuation allowance in future periods. If future operating results of the U.S. or these foreign jurisdictions deviate from long-term expectations, it is reasonably possible that there could be a change in the valuation allowance in the future. A change in the valuation allowance, in whole or in part, would result in a non-cash income tax expense or benefit during the period of change.
Pension Plans
We sponsor defined benefit pension plans in Switzerland and Taiwan. The costs and obligations of these arrangements are calculated based on certain assumptions related to estimated benefits that employees earn while working, the amount of which cannot be completely determined until the benefit payments cease. Key assumptions used in accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. A change in any of our assumptions would have an effect on net periodic pension costs and the unfunded benefit obligation.
Stock-Based Compensation
We measure stock-based compensation cost at fair value on the grant date and recognize the expense over the service period for the awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock quoted on NASDAQ on the date of grant. Fair value of stock options is determined based on the Black-Scholes valuation model.
We recognize stock-based compensation expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. We make estimates of stock award forfeitures and a number of awards expected to vest which requires significant judgment. We consider many factors in developing forfeiture estimates, including award types, employee classes and historical experience. We assess the likelihood of achieving the performance goals for stock-based awards that vest upon the satisfaction of these goals. Our current estimates may differ from actual results and future changes in estimates.
Results of Operations
Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014
Revenue
We reported revenue of $552.7 million for fiscal year 2015 compared to $482.8 million for fiscal year 2014. The increase of $69.9 million, or 14.5% is net of a negative impact of $9.4 million from foreign currency exchange rates. Our growth was driven by organic growth generated by our Brooks Product Solutions segment and by revenue from businesses acquired in fiscal year 2014 and 2015.
Our Brooks Product Solutions segment reported revenue of $390.1 million for fiscal year 2015 compared to $325.6 million for fiscal year 2014. The increase of $64.5 million, or 19.8% is net of a negative impact of $2.9 million from foreign currency exchange rates. The DMS business acquired on April 30, 2014, provided $44.0 million of revenue in fiscal year 2015 compared to $5.5 million in fiscal year 2014. The remaining growth of $25.9 million was attributable to the organic growth of 8.1% across automation and cryogenic product sets.
Our Brooks Global Services segment reported revenue of $94.5 million for fiscal year 2015 compared to $94.1 million for fiscal year 2014. The increase of $0.4 million, or 0.4% is net of a negative impact of $3.6 million from foreign currency exchange rates. The increase was primarily attributable to organic growth.
Our Brooks Life Science Systems segment reported revenue of $68.1 million for fiscal year 2015 compared to $63.1 million for fiscal year 2014, an increase of $5.0 million, or 7.8%. The increase of $5.0 million or 7.8% is net of a negative impact of $2.9 million from foreign currency exchange rates. The revenue increase was primarily attributable to the $15.0 million of revenue generated from the FluidX business acquired on October 1, 2014, and was partially offset by a decline of $10.1 million from the reduction in revenue from large stores systems and instruments.
We continue seeking opportunities to expand our market share in the semiconductor and adjacent technology markets served by our Brooks Product Solutions and Brooks Global Services segments. However, these markets are cyclical, and demand for our products and services is affected by these cycles. We anticipate continued growth in revenue from our Brooks Life Science Systems segment through our internally developed products and services, including our Twin-bank and Biostore III automated sample management systems, and through acquisition of products and services that expand our addressable markets.
Revenue generated outside the United States amounted to $353.6 million, or 63% of total revenue, for fiscal year 2015 and $308.5 million, or 64% of total revenue, for fiscal year 2014, respectively.

Gross Margin
We reported gross margins of 34.2% for fiscal year 2015 compared to 34.7% for fiscal year 2014. The decline was attributable to reduced margins of the Brooks Life Science Systems segment, partially offset by improvements of gross margins of the Brooks Product Solutions and Brooks Global Services segments. Cost of revenue in fiscal year 2015 included $5.2 million of amortization related to completed technology and $1.5 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting. This compares to $4.4 million of amortization related to completed technology and $2.2 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting, in fiscal year 2014. Cost of revenue in 2014 also included $0.4 million of charges related to the impairment of completed technology and $0.3 million of inventory write downs related to restructuring programs.
Our Brooks Product Solutions segment reported gross margins of 35.5% for fiscal year 2015 as compared to 34.3% for fiscal year 2014. The increase was primarily attributable to volume leverage of fixed manufacturing costs and product cost reductions achieved from sourcing and value engineering initiatives. The increase was partially offset by costs related to transitioning a product line to contract manufacturing, and an increase in warranty costs. Cost of revenue in fiscal year 2015 included $3.0 million of amortization related to completed technology and $0.6 million of charges in fiscal year related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting. This compares to $2.2 million of amortization related to completed technology and $1.9 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting, in fiscal year 2014. Cost of revenue in 2014 also included $0.1 million of inventory write downs related to restructuring programs. Certain patents that we license to third parties in exchange for agreed upon royalties will expire within the next 12 months. Royalty income was $11.6 million, $9.8 million and $6.8 million, respectively, during fiscal years 2015, 2014 and 2013 and is expected to decline in future periods as a result of patent expirations.
Our Brooks Global Services segment reported gross margins of 34.8% for fiscal year 2015 compared to 34.2% for fiscal year 2014. The increase in the gross margin reflects improved utilization of our service organization, partially offset by the unfavorable impact of foreign currency exchange rates during this period. A majority of our Brooks Global Services contracts are written in the local currencies of the countries in which the services are delivered, while a portion of contract costs are based in U.S. dollars. Cost of revenue in 2015 and 2014 included $0.6 million of amortization related to completed technology.
Our Brooks Life Science Systems segment reported gross margins of 26.0% for fiscal year 2015 compared to 37.1% in the prior year.  Approximately nine points of the decline were due to lower gross margins in our systems business with the remainder driven primarily by negative impacts from foreign currency exchange rates.  The lower margins in the systems business were primarily driven by less absorption of fixed cost with the lower systems revenue and an increase of cost related to transitioning  operations toward contract manufacturing support. In the fourth fiscal quarter of 2015, we discontinued all manufacturing at our Poway, California and Spokane, Washington sites to consolidate our systems operations into the Manchester UK location and to increase contract manufacturing support to the business.  Cost of revenue also included $1.6 million of amortization related to completed technology in each of the fiscal years 2015 and 2014, respectively. Additionally, cost of revenue in fiscal year 2015 included $1.0 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting, compared to $0.4 million of such charges in fiscal year 2014. Cost of revenue in fiscal year 2014 also included $0.4 million of charges related to the impairment of completed technology for the Celigo product line and $0.2 million of inventory write downs related to restructuring programs.
Research and Development
Research and development expenses were $52.2 million in fiscal year 2015 compared to $52.6 million in fiscal year 2014. The decrease of $0.4 million, or 0.8%, was primarily attributable to lower compensation-related expenses and project material costs of $5.2 million, partially offset by higher expenses of $4.2 million related to businesses acquired since the beginning of fiscal 2014 and $0.6 million of expenses related to outsourcing of certain development activities.
Selling, General and Administrative
Selling, general and administrative expenses were $115.3 million in fiscal year 2015 compared to $111.1 million in fiscal year 2014. Business acquisitions made since 2014 drove an increase in amortization of $1.5 million and $6.3 million of additional selling, general and administrative spending. Amortization expense was related primarily to customer relationships and amounted to $7.7 million in fiscal year 2015 compared to $6.2 million in fiscal year 2014. Partially offsetting these increases was a decrease of $1.1 million in compensation and employee-related costs and a reduction of $2.6 million related to a note receivable impairment charge recognized in fiscal year 2014. Selling, general and administrative expenses included merger costs of $0.7 million in each fiscal year.

During fiscal 2014, we recorded the impairment charge of $2.6 million on the note receivable after a partner informed us of their intent to secure additional funding through an investment program designed to support early-stage companies being funded by the Commonwealth of Massachusetts. In connection with their efforts to secure additional financing, we agreed to subordinate our first-priority security interest to the new lender and to extend the due date of our loan to coincide with the due date of the new loan, which is September 2019. The partner also provided revised assumptions about their future cash flows. Based on the information provided by the partner and the subordination of our interest to the new lender, we determined it was probable that we would not recover all amounts due from the loan and recorded an impairment charge of $2.6 million. We determined the fair value of the loan by considering the fair value of the collateral using certain valuation techniques, principally, the discounted cash flow method, and the subordination to the new lender.
Restructuring and Other Charges
We recorded restructuring charges of $4.7 million in fiscal year 2015, which included severance costs of $3.4 million and facility-related costs of $1.3 million. These costs resulted from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain products to a third party contract manufacturer and actions taken to reduce our workforce in order to improve our cost structure and ongoing cost discipline.
We incurred $3.4 million of severance costs related to workforce reductions of approximately 93 positions across all of our reportable segments and our corporate function. Total severance costs included charges related to the outsourcing of certain manufacturing operation along with certain products from our DMS business and Brooks Life Sciences Systems segment, as well as workforce reductions related to the integration of acquisitions and other cost reduction initiatives. We incurred $0.2 million of costs related to pension plan settlements.
We incurred facility-related costs of $1.3 million which consisted of lease payments and fixed asset write-offs associated with our efforts to reduce the space used in our operations.
We recorded restructuring charges of $6.3 million in fiscal year 2014. These costs resulted from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing of certain Polycold products to a third party contract manufacturer and other programs designed to improve our cost structure.
Restructuring charges of $6.3 million recorded in fiscal year 2014 included $5.7 million of severance costs resulting from workforce reductions of approximately 70 positions across all of our reportable segments and our corporate function. Total severance charges related to the outsourcing of the Polycold manufacturing operation, which relate to the Brooks Product Solutions and Brooks Global Services segments, were $1.2 million, of which $0.6 million was recorded in fiscal year 2014. The charge for this program was recorded ratably over the period from notification of the closing in October 2012 to the actual service end date in September 2014.
In addition to the workforce-related charges described above, we recorded $0.6 million of facility-related costs which consisted of lease payments and fixed asset write-offs associated with our efforts to reduce the space used in our operations. In addition, we recorded $0.3 million of inventory write-offs associated primarily with discontinuing certain product lines that were included in cost of revenue in our Consolidated Statements of Operations for the fiscal year 2014.
Interest Income
Interest income was $0.9 million and $1.0 million for fiscal years 2015 and 2014, respectively.
Interest Expense
Interest expense was $0.4 million and $0.2 million in fiscal years 2015 and 2014, respectively, and related to the capital lease of the building and the associated land on our Chelmsford, Massachusetts campus. We began leasing the building in fiscal year 2002 and exercised a renewal option in March 2014 to extend the lease term until March 2018 and purchase the building at the end of the lease period. We reached an agreement with the lessor and purchased the building and the related land on September 30, 2015 for a total price of $8.4 million. For additional information on the capital lease arrangement, please refer to Note 21 "Commitments and Contingencies" to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Other Income, net
Other income, net was $0.4 million in fiscal year 2015 compared to $0.3 million in fiscal year 2014. The increase of $0.1 million is primarily attributable to currency exchange gains of $0.5 million in fiscal year 2015 compared to losses of $1.2 million in the prior fiscal year that were recognized by our foreign subsidiaries on the balances denominated in U.S dollars. Additionally, we recognized gains of $0.4 million during fiscal year 2015 related to fair value measurement of convertible debt securities. These increases were partially offset by a loss of $1.9 million recognized as a result of writing down the assets held for sale to their fair value at September 30, 2015. For additional information on this transaction, please refer to Note 7 "Property, Plant and Equipment" to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Income Tax Benefit
We recorded an income tax provision of $3.4 million in fiscal year 2015. The tax provision is driven by U.S. global income generated during the current fiscal year and interest related to unrecognized tax benefits. The tax provision also includes $1.2 million of tax benefits related to reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions. The income tax provision for fiscal year 2015 included $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014.
We recorded an income tax benefit of $2.0 million in fiscal year 2014. The tax benefit was driven by U.S. and German pre-tax losses and $1.2 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The net deferred tax assets, including current and noncurrent, remained at $83.6 million during fiscal year 2015. We recognized deferred tax liabilities of $2.3 million as part of purchase accounting related to the acquisition of two foreign subsidiaries. These liabilities were partially offset by deferred tax benefits of $2.2 million, as well tax return true-ups and tax effects of other comprehensive income adjustments.
Equity in Earnings of Equity Method Investments
We recorded a loss of $0.2 million from our equity method investments for fiscal year 2015 as compared to an income of $1.2 million for fiscal year 2014. The decrease of $1.4 million was driven primarily by lower income of $0.2 million generated from our joint venture with ULVAC Corporation of Japan and higher proportional share of losses of $1.2 million generated by our joint venture with Yaskawa Electric Corporation of Japan and BioCision LLC, a privately-held company based in Larkspur, California, in which we made an equity investment in March 2014.
During the first quarter of fiscal year 2015, we agreed in principle with Yaskawa to dissolve the YBA joint venture. The venture came to closure in March 2015 and was liquidated during the fourth quarter of fiscal year 2015. In connection with the dissolution, YBA assessed the recoverability of assets held by the joint venture and notified its equity partners of the asset impairment. As a result, we recorded an impairment charge of $0.7 million in fiscal year 2015 to write down the carrying value of our equity investment in YBA to its fair value. The impairment charge was included in our proportionate share of losses generated from the joint venture with YBA. We incurred $0.2 million of liquidation costs related to the dissolution of the joint venture.
Income from Discontinued Operations, Net of Tax

During fiscal year 2014, we determined that the Granville-Phillips business was not consistent with our strategy to expand our leadership positions in our core semiconductor and life science sample management market segments. On March 17, 2014, we entered into an agreement to sell the Granville-Phillips business unit to MKS Instruments, Inc. for $87.0 million in cash. The sale was completed on May 30, 2014. We determined that our Granville-Phillips business unit met the criteria to be reported as a discontinued operation. As a result, our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
Reported revenue for fiscal year 2014 was reduced by $19.3 million for amounts attributable to Granville-Phillips. The pre-tax and the after-tax income from the discontinued operation for fiscal year 2014 were $61.7 million and $30.0 million, respectively. The results of the discontinued operation for fiscal year 2014 included the pre-tax gain of $56.8 million and the after-tax gain of $26.9 million from the sale of the Granville-Phillips business unit. Tax expense related to the gain on the sale of the business was $29.9 million, representing a tax rate of 52.7%, which is higher than the U.S. statutory rate. The goodwill that was disposed of in this transaction had no basis for tax purposes and as a result, increased the gain recognized for tax purposes. The tax charge was substantially non-cash as it was offset by our net operating losses.
Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013
Revenue
We reported revenue of $482.8 million for fiscal year 2014 compared to $422.4 million for fiscal year 2013, an increase of $60.4 million, or 14%. All three of our segments contributed to the increase in revenue. Revenue from Brooks Product Solutions and Brooks Global Services increased $35.1 million and $5.4 million, respectively, and benefited from stronger demand from the semiconductor capital equipment market. Brooks Life Science Systems’ revenue increased $19.9 million, primarily as a result of increased demand for automated cold storage systems. Acquisitions completed in the twelve months preceding September 30, 2014 contributed $5.5 million of revenue.
Our Brooks Product Solutions segment reported revenue of $325.6 million for fiscal year 2014, an increase of 12% from $290.5 million in fiscal year 2013. These increases were mostly attributable to increased demand from the semiconductor capital equipment market. Revenue from the acquisition of DMS contributed $5.5 million to the revenue increase.
Our Brooks Global Services segment reported revenue of $94.1 million for fiscal year 2014, an increase of 6% from $88.6 million in fiscal year 2013. The increase was primarily due to increased demand from semiconductor capital equipment end-users.
Our Brooks Life Science Systems segment reported revenue of $63.1 million for fiscal year 2014, an increase of 46% from $43.3 million in fiscal year 2013. Revenue growth was supported by the launch and accelerating sales of the first internally developed Twin-bank platform for automated cold storage systems. The acquisition of Matrical provided $6.0 million and $1.0 million of revenue from automated cold storage systems, instrumentation and consumables in fiscal years 2014 and 2013, respectively. Many of the opportunities for Matrical automated cold storage systems were transitioned to the Twin-bank platform that we launched in fiscal year 2014.
Revenue generated outside the United States was $308.5 million, or 64% of total revenue, for fiscal year 2014 and $244.7 million, or 58% of total revenue, for fiscal year 2013, respectively.
Gross Margin
Gross margin increased by 3.4 percentage points to 34.7% for fiscal year 2014 compared to 31.3% for fiscal year 2013. The increase was driven by leverage on increased volume in all three segments, favorable mix in our Brooks Product Solutions segment and execution of operational initiatives related to material and warranty cost reduction. Gross margin in fiscal year 2014 included $3.0 million of charges related to the step-up of inventory balances in purchase accounting, impairment of intangible assets and restructuring charges compared with $5.0 million of such charges in fiscal year 2013. These charges reduced gross profit margin by 0.6 percentage points in fiscal year 2014 and 1.2 percentage points in fiscal year 2013.
Our gross margin for our Brooks Products Solutions segment increased to 34.3% for fiscal year 2014 as compared to 31.4% in fiscal year 2013. The increase was primarily driven by leverage on increased volume, execution of operational initiatives related to material and warranty cost reduction and favorable product mix. Operational improvements were partially offset by an increase in inventory step-up charges associated with acquisitions which reduced gross profit margin by 0.6 percentage points in fiscal year 2014 as compared to 0.5 percentage points in fiscal year 2013.
Our gross margin for our Brooks Global Services segment increased to 34.2% for fiscal year 2014 as compared to 30.4% in fiscal year 2013. The increase was primarily driven by leverage on increased volume, improved utilization of our field service organization and a reduction in inventory step-up charges associated with acquisitions. Gross margin for fiscal year 2013 included $1.3 million of step-up charges which reduced gross margin by 1.5 percentage points. Our Brooks Global Services segment did not have any step-up charges in fiscal year 2014.
Our gross margin for our Brooks Life Science Systems segment increased to 37.1% for fiscal year 2014 as compared to 32.7% in fiscal year 2013. The increase was driven by leverage on increased volume, a reduction in inventory step-up charges associated with acquisitions and a reduction in impairment charges related to completed technology intangible assets. The segment operating leverage drove significant benefits with revenue growth of 46% compared to fiscal year 2013. The operational improvements in the segment were partially offset by one $3.6 million project, recognized in the third quarter of fiscal 2013, that made a minimal contribution to gross margin. Gross profit margin in fiscal year 2014 benefited from $2.0 million of lower costs related to the step-up of inventory balances in purchase accounting, impairment of intangible assets and restructuring charges.
Research and Development
Research and development expenses consist primarily of employee-related and project costs. Research and development expenses were $52.6 million in fiscal year 2014 compared to $46.2 million in fiscal year 2013. The increase of $6.4 million was primarily attributable to developing enhancements to our current product offerings and investing in new product development as part of our strategy to grow longer-term revenue. The increase in research and development expenses in fiscal year 2014 compared to fiscal year 2013 also resulted from acquisitions completed in fiscal 2014.
Selling, General and Administrative
Selling, general and administrative expenses were $111.1 million in fiscal year 2014 compared to $96.5 million in fiscal year 2013. The increase of $14.6 million was primarily attributable to $10.4 million of higher costs for incentive compensation and stock-based compensation resulting from our improved execution against financial performance objectives and an impairment charge of $2.6 million related to the impairment of a note receivable. The increase in selling, general and administrative expenses in fiscal year 2014 compared to fiscal year 2013 also resulted from acquisitions completed in fiscal 2014. These increases were partially offset by lower employee-related and facility costs attributable to cost savings initiatives undertaken in fiscal year 2014.
Restructuring and Other Charges
We recorded restructuring charges of $6.3 million in fiscal year 2014. These charges were related primarily to our decision to discontinue certain product lines in the Brooks Life Science Systems and Brooks Product Solutions segments, the transition of manufacturing certain products in our line of Polycold cryochillers and compressors to a third party contract manufacturer, the consolidation of our global footprint and other programs designed to improve our cost structure.
Restructuring charges of $6.3 million recorded in fiscal year 2014 included $5.7 million of severance costs resulting from workforce reductions of approximately 70 positions across all of our reportable segments and our corporate function. Total severance charges related to the outsourcing of the Polycold manufacturing operation, which relate to the Brooks Product Solutions and Brooks Global Services segments, were $1.2 million, of which $0.6 million was recorded in fiscal year 2014. The charge for this program was recorded ratably over the period from notification of the closing in October 2012 to the actual service end date in September 2014.
In addition to the workforce-related charges described above, we recorded $0.6 million of facility-related costs which consisted of lease payments and fixed asset write-offs associated with our efforts to reduce the space used in our operations. In addition, we recorded $0.3 million of inventory write-offs associated primarily with discontinuing certain product lines that were included in cost of revenue in our Consolidated Statements of Operations for the fiscal year 2014.
We recorded restructuring charges of $6.4 million in fiscal year 2013. These charges were related primarily to workforce reductions implemented to consolidate the operations of Crossing into our operations, the transition of manufacturing cryochillers and compressors within our Polycold product line to a third party contract manufacturer and other programs designed to improve our cost structure. Restructuring charges also included facility-related costs incurred in connection with the consolidation of Crossing facilities with our facilities. Restructuring costs recorded in fiscal year 2013 consisted of $0.8 million of facility related costs and $5.5 million of severance costs related to a series of workforce reductions implemented to improve our cost structure by eliminating approximately 200 positions. Restructuring and other charges recorded in fiscal year 2013 also included $0.1 million related to a partial settlement of a defined benefit pension plan that covered substantially all of our Swiss employees.
Interest Income
Interest income was $1.0 million in both fiscal years 2014 and 2013.
Interest Expense
Interest expense was $0.2 million in fiscal year 2014 and related to the capital lease of the building and the associated land on our Chelmsford, Massachusetts campus. For additional information on this arrangement, please refer to Note 21 "Commitments and Contingencies" to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Other Income, net
Other income, net of $0.3 million for fiscal year 2014 consisted primarily of $1.4 million of other income, of which $0.6 million was attributable to joint venture management fee income, partially offset by $1.2 million of foreign exchange losses.
Other income, net of $1.2 million for fiscal year 2013 consisted primarily of a $1.4 million gain on the sale of certain underutilized buildings in Chelmsford, MA and Oberdiessbach, Switzerland and $0.6 million of joint venture management fee income, partially offset by foreign exchange losses of $0.9 million.
Income Tax Benefit
We recorded an income tax benefit of $2.0 million in fiscal year 2014. The tax benefit was driven by U.S. and German pre-tax losses and $1.2 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The net deferred tax assets, including current and noncurrent, decreased from $115.0 million to $83.2 million during the fiscal year 2014. The decrease of $31.8 million was primarily driven by a tax provision of $29.9 million related to the gain on the sale of discontinued operations. The gain on sale of discontinued operations was reported net of the tax effect in the Consolidated Statements of Operations.

We recorded an income tax benefit of $5.0 million in fiscal year 2013. This benefit consisted of deferred tax benefits in the U.S. generated by pre-tax losses and tax credits of $5.1 million. We recorded the benefit in the U.S. because there was no valuation allowance against the deferred tax assets generated in fiscal year 2013. This benefit was partially offset by foreign taxes on profits of our foreign subsidiaries. Additionally, we recorded $1.0 million of tax benefits for the reversal of tax reserves resulting from the expiration of statutes of limitations in certain foreign jurisdictions. The U.S. tax benefit included $0.9 million of U.S. tax credits from fiscal year 2012 that were recognized in fiscal year 2013. These credits were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.
Equity in Earnings of Equity Method Investments
Our proportional share of income from our equity method investments was $1.2 million in fiscal year 2014 compared to $2.4 million in fiscal year 2013. The decrease is driven primarily by lower income from our 50% interest in ULVAC Cryogenics, Inc., a joint venture with ULVAC Corporation of Japan, which contributed $1.6 million of income in fiscal year 2014 as compared to $2.6 million for fiscal year 2013. The remaining decrease in income from our equity method investments was attributable to higher losses generated by our 50% interest in Yaskawa Brooks Automation, Inc., a joint venture with Yaskawa Electric Corporation of Japan and our proportional share of losses generated by BioCision LLC, a privately-held company based in Larkspur, California, in which we made an equity investment in March 2014.
Income from Discontinued Operations, Net of Tax

During fiscal year 2014, we determined that the Granville-Phillips business was not consistent with our strategy to expand our leadership positions in our core semiconductor and life science sample management market segments. On March 17, 2014, we entered into an agreement to sell the Granville-Phillips business unit to MKS Instruments, Inc. for $87.0 million in cash. The sale was completed on May 30, 2014. We determined that our Granville-Phillips business unit met the criteria to be reported as a discontinued operation. As a result, our historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation.
Reported revenue was reduced by $19.3 million and $28.5 million, respectively, for the fiscal years 2014 and 2013 for the amounts attributable to Granville-Phillips. The pre-tax income from the discontinued operation was $61.7 million and $7.8 million for the fiscal year 2014 and 2013, respectively. The after-tax income from the discontinued operation was $30.0 million and $5.0 million for the fiscal years 2014 and 2013, respectively. The results of the discontinued operation for the fiscal year 2014 included the pre-tax gain of $56.8 million and the after-tax gain of $26.9 million from the sale of the Granville-Phillips business unit. Tax expense related to the gain on the sale of the business was $29.9 million representing a tax rate of 52.7%, which is higher than the U.S. statutory rate. The goodwill that was disposed of in this transaction had no basis for tax purposes and as a result, increased the gain recognized for tax purposes. The tax charge was substantially non-cash as it was offset by our net operating losses.
Liquidity and Capital Resources
A considerable portion of our revenue is dependent on the demand for semiconductor capital equipment which historically has experienced periodic downturns. We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for the next twelve months. The cyclical nature of our served markets and current global economic environment uncertainty make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.
Our cash, cash equivalents and marketable securities as of September 30, 2015 and 2014 consist of the following (in thousands):

	Year Ended September 30,
	2015	2014
Cash and cash equivalents	$80,722	$94,114
Short-term marketable securities	70,021	68,130
Long-term marketable securities	63,287	83,212
	$214,030	$245,456
Our marketable securities are generally readily convertible to cash without an adverse impact.

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014
Cash and cash equivalents were $80.7 million and $94.1 million at September 30, 2015 and 2014, respectively. The decrease of $13.4 million in cash and cash equivalents was primarily attributable to the acquisitions of FluidX and Contact for which we paid $14.5 million, net of cash acquired, and repaid debt of $8.8 million assumed in connection with the acquisition of Contact. Additional uses of cash included $27.0 million of cash dividends paid to our shareholders, $16.1 million paid for the capital expenditures, including the purchase of the building and the related land, as well as $5.5 million paid for certain cost method investments and BioCision convertible debt securities. These payments were partially offset by inflows of $16.7 million related to net proceeds from sales and maturities of marketable securities and $43.7 million of net cash provided by operating activities.
Cash provided by operating activities was $43.7 million and $53.8 million in fiscal years 2015 and 2014, respectively. Cash provided by operating activities of $43.7 million in fiscal year 2015 was comprised of net income of $14.2 million and non-cash related charges of $38.4 million, partially offset by net working capital increases of $8.9 million. Non-cash related charges consisted primarily of depreciation and amortization of $25.2 million, stock-based compensation expense of $12.2 million, loss on write down of assets held for sale of $1.9 million and amortization of a premium on marketable securities of $1.2 million, partially offset by a deferred tax benefit of $2.2 million. The increase in working capital was primarily attributable to a decrease in deferred revenue of $6.8 million, an increase in inventories of $5.9 million, an increase in accounts receivable of $5.1 million, an increase in prepaid expenses and other current assets of $2.9 million, a decrease in restructuring charges of $1.2 million and a decrease in accrued compensation and benefits of $1.1 million. These changes were partially offset by an increase in accounts payable of $8.4 million and an increase in accrued expenses and other current liabilities of $5.3 million. The increase in accounts receivable is primarily attributable to increased shipments in our Brooks Product Solutions segment during the last quarter of fiscal year 2015.
Cash used in investing activities was $17.6 million and $17.8 million in fiscal years 2015 and 2014, respectively. Cash used in investing activities of $17.6 million in fiscal year 2015 included $12.7 million for the acquisition of FluidX and Contact along with $1.8 million for the acquisition of certain assets and liabilities of YBA, $16.1 million of capital expenditures, including the purchase of the building and the related land, as well as $5.5 million paid for certain cost method investments and BioCision convertible debt securities. These uses of cash were partially offset by $16.7 million related to net proceeds from sales and maturities of marketable securities and $1.8 million of proceeds from the liquidation of the YBA joint venture.
During fiscal year 2015, we purchased five-year convertible debt securities with a warrant agreement to acquire preferred units of BioCision, LLC for a total purchase price of $5.0 million. Interest on the convertible debt securities accrues at a rate of 9% per annum and is due with the principal upon maturity. For additional information on this arrangement, please refer to Note 9 "Equity Method Investments" to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Cash used in financing activities was $34.0 million and $24.5 million in fiscal years 2015 and 2014, respectively. Cash used in financing activities of $34.0 million in fiscal year 2015 was comprised primarily of $27.0 million for the quarterly cash dividends we paid to our shareholders and $8.8 million of debt repayment assumed in connection with the Contact acquisition. For additional information on this arrangement, please refer to Note 4 "Acquisitions" to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013
Cash and cash equivalents were $94.1 million and $83.0 million at September 30, 2014 and 2013, respectively. The increase of $11.1 million was primarily due to $85.4 million of net proceeds received from the sale of divested businesses and $53.8 million of cash flow from operations. These sources of cash were partially offset by $62.2 million of net purchases of marketable securities, $35.6 million used in acquisitions and $22.9 million of cash dividends paid to our shareholders.
Cash provided by operating activities was $53.8 million and $54.4 million in fiscal years 2014 and 2013, respectively. Cash provided by operating activities of $53.8 million in fiscal year 2014 was comprised primarily of $31.5 million of net income adjusted by $8.2 million for non-cash related charges and $14.1 million of net working capital improvements. Non-cash related charges in fiscal year 2014 consisted of $23.5 million of depreciation and amortization and $10.9 million of stock-based compensation, partially offset by $27.4 million related to gains from the sale of divested businesses. The decrease in working capital was primarily due to a $12.1 million decrease in accounts receivable and a $9.6 million decrease in inventory.
Cash used in investing activities was $17.8 million and $7.1 million in fiscal years 2014 and 2013, respectively. Cash used in investing activities of $17.8 million in fiscal year 2014 included $62.2 million of net purchases of marketable securities, $35.6 million used for the acquisition of DMS and our investment in BioCision, LLC and $5.5 million of capital expenditures, partially offset by $85.4 million of net proceeds from the sale of divested businesses.
Cash used in financing activities was $24.5 million and $19.5 million in fiscal years 2014 and 2013, respectively. Cash used in financing activities of $24.5 million in fiscal year 2014 was comprised of $22.9 million for the quarterly cash dividends paid to our shareholders and an additional $3.2 million to acquire the outstanding interest of our majority-owned subsidiary in Korea.
Contractual Obligations and Requirements
Our contractual obligations were as follows at September 30, 2015 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
Contractual Cash Obligations:
Operating leases	$7,142	$3,097	$3,321	$724	$—
Pension funding	3,500	382	105	166	2,847
Other purchase commitments	80,345	78,687	1,626	32	—
Total contractual cash obligations	$90,987	$82,166	$5,052	$922	$2,847
Other Commercial Commitments:
Letters of credit	$3,543	$2,349	$1,194	$—	$—
Total commitments	$94,530	$84,515	$6,246	$922	$2,847
The letters of credit of approximately $3.5 million are related primarily to customer advances and other performance obligations at September 30, 2015. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit should we fail to meet certain contractual requirements. None of these obligations were called in fiscal year 2015 and we currently do not anticipate any of these obligations to be called in the near future.
During fiscal year 2015, we were leasing the building and the related land on our Chelmsford, Massachusetts campus. We began leasing the building in fiscal year 2002 and exercised a renewal option in March 2014 to extend the lease term until March 2018 and purchase the building at the end of the lease period. During fiscal year 2014, we recorded the assets and the associated capital lease obligation at the net present value of the minimum lease payments in our Consolidated Balance Sheets. On September 30, 2015, we purchased the building and the related land for a total purchase price of $8.4 million paid in cash and derecognized the associated capital lease obligation of $7.8 million. The difference of $0.6 million between the purchase price of $8.4 million and the capital lease obligation of $7.8 million was recorded an adjustment to the acquisition cost of the building and land of $6.6 million and $2.3 million, respectively, which were classified as property, plant and equipment in the accompanying Consolidated Balance Sheets as of September 30, 2015.
As of September 30, 2015, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $3.6 million, all of which represents a potential future cash outlay. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for this liability since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain.
We utilize a third party to manage our manufacturing operations in Mexico. As a part of this arrangement, we make and guarantee the monthly payments for a lease of the Mexico facility which expires in January 2018. The remaining payments under the lease were approximately $1.0 million as of September 30, 2015.
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. We expect to fund share repurchases through cash on hand and cash generated from our operations. There were no shares repurchased under this program during fiscal year 2015.
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

Our Board of Directors declared the following dividends during the fiscal years 2015 and 2014 (in thousands, except per share data):

Declaration Date	Dividend per Share	Record Date	Payment Date	Total
Fiscal year Ended September 30, 2015
November 5, 2014	$0.10	December 5, 2014	December 26, 2014	$6,731
February 4, 2015	0.10	March 6, 2015	March 27, 2015	6,748
April 28, 2015	0.10	June 5, 2015	June 26, 2015	6,749
August 5, 2015	0.10	September 4, 2015	September 25, 2015	6,763
Fiscal year Ended September 30, 2014
November 12, 2013	$0.08	December 6, 2013	December 27, 2013	$5,391
February 5, 2014	0.08	March 7, 2014	March 28, 2014	5,408
May 7, 2014	0.08	June 6, 2014	June 27, 2014	5,344
July 30, 2014	0.10	September 5, 2014	September 26, 2014	6,732
On November 4, 2015, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.9 million will be paid on December 22, 2015 to shareholders of record at the close of business on December 4, 2015. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board, or FASB, issued a new accounting guidance to simplify the presentation of measurement-period adjustments recognized in business combinations. Measurement-period adjustments will be recognized in the period they are determined, and an acquirer will be required to record in earnings the effect of these adjustments. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively to the adjustments that occur after the effective date of the guidance. Early application is permitted for the financial statements that have not been issued. We will adopt the guidance during the first quarter of fiscal year 2017. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In July 2015, the FASB, issued a new accounting guidance amending the inventory measurement. Inventory will be measured at the lower of cost or net realizable value defined as the estimated selling price in the ordinary course of business, net of costs of completion, disposal and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We will adopt the guidance during the first quarter of fiscal year 2018. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In February 2015, the FASB issued an amendment to the accounting guidance for consolidations of financial statements by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted either via a full retrospective approach or a modified retrospective approach by recording a cumulative-effect adjustment to beginning equity in the period of adoption. We will adopt the guidance during the first quarter of fiscal year 2017. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In January 2015, the FASB issued new accounting guidance to simplify income statement classification by removing the concept of extraordinary items from Generally Accepted Accounting Principles, or GAAP. As a result, items that are both unusual in nature and infrequent in occurrence will no longer be separately reported net of tax after the results of continuing operations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and can be adopted retrospectively or prospectively based on an entity's election. Early adoption is permitted. We will adopt the guidance during the first quarter of fiscal year 2017. The adoption of the guidance is not expected to have a material impact on our financial position and results of operations.
In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. A five-step process set forth in the guidance may require more judgment and estimation within the revenue recognition process than the current GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued an amendment deferring the effective date of the guidance by one year. The guidance should be adopted retrospectively either for each reporting period presented or via recognizing the cumulative effect at the date of the initial application. Early adoption is permitted only as of annual reporting periods, including the interim periods, beginning after December 15, 2016. We will adopt the guidance during the first quarter of fiscal year 2019. We are currently evaluating the impact of this guidance on our financial position and results of operations.
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. A strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted for disposals, or assets classified as held for sale, that have not been previously reported in financial statements. We did not apply the provisions of this guidance to the Granville-Phillips discontinued operation. We will adopt the guidance during the first quarter of fiscal year 2016. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In July 2013, the FASB issued an amendment to the accounting guidance for presentation of unrecognized tax benefits. The prior guidance related to unrecognized tax benefits did not explicitly address financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward existed. The guidance eliminated the existing diversity in practice in the presentation of unrecognized tax benefits related to these instances. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, is presented in the financial statements as a reduction of a deferred tax asset when an operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. We adopted the guidance during the first quarter of fiscal year 2015, which had no material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash and cash equivalents consist principally of money market securities which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At September 30, 2015, the unrealized loss position on marketable securities was $30,000, which is included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $1.4 million in interest income earned.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 35% of our total sales for the fiscal year ended September 30, 2015. These foreign sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have short-term advances between our legal entities that are subject to foreign currency exposure. These short-term advances were approximately $14.2 million at September 30, 2015, and relate to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred a foreign currency gain of $0.5 million for the fiscal year ended September 30, 2015, which relates to the currency fluctuation on these advances between the time the transaction occurs and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at September 30, 2015 would result in a $0.1 million change in our net income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Brooks Automation, Inc.
Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Brooks Automation, Inc. as of September 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooks Automation, Inc. at September 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brooks Automation, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 5, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Boston, Massachusetts
November 5, 2015

BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$80,722	$94,114
Marketable securities	70,021	68,130
Accounts receivable, net	86,448	80,106
Inventories	100,619	93,567
Deferred tax assets	17,609	19,009
Assets held for sale	2,900	—
Prepaid expenses and other current assets	15,158	19,387
Total current assets	373,477	374,313
Property, plant and equipment, net	41,855	50,183
Long-term marketable securities	63,287	83,212
Long-term deferred tax assets	70,476	67,563
Goodwill	121,408	109,501
Intangible assets, net	55,446	59,550
Equity method investments	24,308	28,944
Other assets	9,397	4,772
Total assets	$759,654	$778,038
Liabilities and equity
Current liabilities
Accounts payable	$44,890	$33,740
Capital lease obligation	—	881
Deferred revenue	17,886	26,279
Accrued warranty and retrofit costs	6,089	6,499
Accrued compensation and benefits	20,401	21,663
Accrued restructuring costs	2,073	3,475
Accrued income taxes payable	6,111	1,808
Deferred tax liabilities	1,251	808
Accrued expenses and other current liabilities	15,550	18,688
Total current liabilities	114,251	113,841
Long-term capital lease obligation	—	7,417
Long-term tax reserves	3,644	5,708
Long-term deferred tax liabilities	3,196	2,567
Long-term pension liability	3,118	1,774
Other long-term liabilities	3,400	3,842
Total liabilities	127,609	135,149
Commitments and contingencies (Note 21)
Equity
Preferred stock, $0.01 par value- 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value- 125,000,000 shares authorized, 81,093,052 shares issued and 67,631,183 shares outstanding at September 30, 2015, 80,375,777 shares issued and 66,913,908 shares outstanding at September 30, 2014	811	804
Additional paid-in capital	1,846,357	1,834,619
Accumulated other comprehensive income	5,898	15,687
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,020,065)	(1,007,265)
Total equity	632,045	642,889
Total liabilities and equity	$759,654	$778,038

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2015	2014	2013
	(In thousands, except per share data)
Revenue
Product	$457,411	$387,032	$335,011
Services	95,297	95,816	87,429
Total revenue	552,708	482,848	422,440
Cost of revenue
Product	307,865	252,688	229,411
Services	55,738	62,823	60,722
Total cost of revenue	363,603	315,511	290,133
Gross profit	189,105	167,337	132,307
Operating expenses
Research and development	52,232	52,649	46,209
Selling, general and administrative	115,270	111,098	96,516
Restructuring and other charges	4,713	6,289	6,380
Total operating expenses	172,215	170,036	149,105
Operating income (loss)	16,890	(2,699)	(16,798)
Interest income	899	950	1,032
Interest expense	(395)	(202)	(2)
Other income, net	421	256	1,227
Income (loss) before income taxes and earnings (losses) of equity method investments	17,815	(1,695)	(14,541)
Income tax provision (benefit)	3,430	(1,980)	(4,985)
Income (loss) before earnings (losses) of equity method investments	14,385	285	(9,556)
Equity in (losses) earnings of equity method investments	(164)	1,235	2,442
Income (loss) from continuing operations	14,221	1,520	(7,114)
Income from discontinued operations, net of tax	—	30,002	4,964
Net income (loss)	14,221	31,522	(2,150)
Net income attributable to noncontrolling interests	—	(161)	(65)
Net income (loss) attributable to Brooks Automation, Inc.	$14,221	$31,361	$(2,215)
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.21	$0.02	$(0.11)
Income from discontinued operations, net of tax	—	0.45	0.08
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$0.21	$0.47	$(0.03)
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.21	$0.02	$(0.11)
Income from discontinued operations, net of tax	—	0.44	0.08
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.21	$0.46	$(0.03)
Dividend declared per share	$0.40	$0.34	$0.32
Weighted-average shares used in computing earnings (loss) per share:
Basic	67,411	66,648	65,912
Diluted	68,549	67,644	65,912

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended September 30,
	2015	2014	2013
	(In thousands)
Net income (loss)	$14,221	$31,522	$(2,150)
Comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustments, net of tax effects of $21, ($580), and $376 for fiscal years 2015, 2014 and 2013	(9,557)	(6,296)	(2,113)
Change in unrealized gains (losses) on available for sale securities, net of tax effects of $(83), $62, and $79 for fiscal years 2015, 2014 and 2013	141	(104)	(135)
Change in fair value of cash flow hedges, net of tax impact of $9 and ($9) for fiscal years 2014 and 2013	—	(14)	14
Actuarial (losses) gains, net of tax effects of $115, $471, and ($360) for fiscal years 2015, 2014 and 2013	(605)	(503)	1,109
Pension settlement	232	—	87
Comprehensive income (loss), net of tax	4,432	24,605	(3,188)
Comprehensive income attributable to noncontrolling interests	—	(161)	(65)
Comprehensive income (loss) attributable to Brooks Automation, Inc., net of tax	$4,432	$24,444	$(3,253)

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$14,221	$31,522	$(2,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,160	23,459	24,155
Impairment of intangible assets	—	398	1,960
Impairment of other assets	—	2,621	—
Stock-based compensation	12,159	10,912	7,757
Amortization of premium on marketable securities	1,193	1,255	1,274
Undistributed losses (earnings) of equity method investments	164	(1,235)	(2,442)
Deferred income tax benefit	(2,173)	(1,779)	(2,936)
Loss on write-downs of assets held for sale	1,944	—	—
Pension settlement	232	—	87
Gain on disposal of businesses	(85)	(27,444)	—
Loss (gain) on disposal of long-lived assets	—	13	(1,394)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(5,134)	12,098	6,422
Inventories	(5,919)	9,598	15,490
Prepaid expenses and other current assets	(2,875)	(12,325)	4,359
Accounts payable	8,358	(11,924)	3,123
Deferred revenue	(6,779)	5,900	8,971
Accrued warranty and retrofit costs	(407)	(1,102)	(1,806)
Accrued compensation and benefits	(1,148)	6,783	(2,625)
Accrued restructuring costs	(1,247)	2,161	(972)
Accrued pension costs	812	997	(950)
Accrued expenses and other current liabilities	5,251	1,873	(3,934)
Net cash provided by operating activities	43,727	53,781	54,389
Cash flows from investing activities
Purchases of property, plant and equipment	(16,146)	(5,518)	(3,635)
Purchases of marketable securities	(87,333)	(174,287)	(91,740)
Sales and maturities of marketable securities	104,008	112,085	145,023
Proceeds from divestitures	—	85,369	—
Acquisitions, net of cash acquired	(14,450)	(35,625)	(68,331)
Decrease in restricted cash	—	177	586
Proceeds from liquidation of joint venture	1,778	—	—
Other investments	(5,500)	—	—
Proceeds from sales of property, plant and equipment	6	—	14,082
Payments of deferred leasing costs	—	—	(3,134)
Net cash used in investing activities	(17,637)	(17,799)	(7,149)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,807	1,838	1,851
Principal repayments of capital lease obligations	—	(239)	—
Acquisitions of noncontrolling interest	—	(3,189)	—
Repayment of debt assumed in business acquisition	(8,829)	—	—
Common stock dividends paid	(26,992)	(22,875)	(21,328)
Net cash used in financing activities	(34,014)	(24,465)	(19,477)
Effects of exchange rate changes on cash and cash equivalents	(5,468)	(374)	569
Net (decrease) increase in cash and cash equivalents	(13,392)	11,143	28,332
Cash and cash equivalents, beginning of year	94,114	82,971	54,639
Cash and cash equivalents, end of year	$80,722	$94,114	$82,971
Supplemental disclosures:
Cash paid for interest	$395	$202	$2
Cash paid (refunded) for income taxes, net	$3,883	$1,084	$(762)

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of buildings and land through capital lease	$—	$8,537	$—
Derecognition of a capital lease obligation and the related assets	7,804	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock Shares	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Brooks Automation, Inc. Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In thousands, except share data)
Balance September 30, 2012	79,790,557	$798	$1,817,706	$23,642	$(992,524)	$(200,956)	$648,666	$635	$649,301
Shares issued under stock option, restricted stock and purchase plans, net	248,547	2	186				188		188
Stock-based compensation			7,607				7,607		7,607
Common stock dividends declared					(21,252)		(21,252)		(21,252)
Net loss					(2,215)		(2,215)	65	(2,150)
Foreign currency translation adjustments, net of tax effects of $376				(2,113)			(2,113)		(2,113)
Changes in unrealized losses on marketable securities, net of tax effects of $79				(135)			(135)		(135)
Changes in unrealized gains on cash flow hedges, net of tax effects of ($9)				14			14		14
Actuarial gains arising in the year, net of tax effects of ($360)				1,109			1,109		1,109
Recognition of pension settlement in earnings				87			87		87
Balance September 30, 2013	80,039,104	800	1,825,499	22,604	(1,015,991)	(200,956)	631,956	700	632,656
Shares issued under restricted stock and purchase plans, net	336,673	4	386				390		390
Stock-based compensation			11,062				11,062		11,062
Common stock dividends declared					(22,635)		(22,635)		(22,635)
Acquisition of noncontrolling interest			(2,328)				(2,328)	(861)	(3,189)
Net income					31,361		31,361	161	31,522
Foreign currency translation adjustments, net of tax effects of ($580)				(6,296)			(6,296)		(6,296)
Changes in unrealized losses on marketable securities, net of tax effects of $62				(104)			(104)		(104)
Changes in unrealized losses on cash flow hedges, net of tax effects of $9				(14)			(14)		(14)
Actuarial losses arising in the year, net of tax effects of $471				(503)			(503)		(503)
Balance September 30, 2014	80,375,777	804	1,834,619	15,687	(1,007,265)	(200,956)	642,889	—	642,889
Shares issued under restricted stock and purchase plans, net	717,275	7	(421)				(414)		(414)
Stock-based compensation			12,159				12,159		12,159
Common stock dividends declared					(27,021)		(27,021)		(27,021)
Net income					14,221		14,221		14,221
Foreign currency translation adjustments, net of tax effects of $21				(9,557)			(9,557)		(9,557)
Changes in unrealized gains on marketable securities, net of tax effects of ($83)				141			141		141
Actuarial losses arising in the year, net of tax effects of $115				(605)			(605)		(605)
Recognition of pension settlement in earnings				232			232		232
Balance September 30, 2015	81,093,052	$811	$1,846,357	$5,898	$(1,020,065)	$(200,956)	$632,045	$—	$632,045

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Business
Brooks Automation, Inc. (“Brooks”, or the “Company”) is a leading worldwide provider of automation and cryogenic solutions for multiple markets, including semiconductor capital equipment and life sciences biological sample management and storage. The Company's technologies, engineering competencies and global service capabilities provide customers speed to market and ensure high uptime and rapid response, which equate to superior value in their mission-critical controlled environments. Since 1978, the Company has been a leading partner to the global semiconductor manufacturing markets. The Company has expanded its products and services through product development initiatives and strategic business acquisitions to meet the needs of customers in the life science and technology markets adjacent to semiconductor.
In the second quarter of fiscal year 2014, the Company determined that its Granville-Phillips Gas Analysis & Vacuum Measurement, or Granville-Phillips, business met the criteria of being reported as a discontinued operation. As a result, the Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. The results of operations from the Granville-Phillips business are presented as “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. The Company has not separated cash flows of the Granville-Phillips business from those of its continuing operations and has not revised its historical statements of cash flows. Unless otherwise noted, the discussion in the notes to these consolidated financial statements relates solely to the Company's continuing operations.
2.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company applies equity method of accounting to investments that provide it with ability to exercise significant influence over the entities in which it lacks controlling financial interest and is not a primary beneficiary.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty and pension obligations, revenue recognized in accordance with the percentage of completion method, and stock-based compensation expense. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. Actual results could differ from these estimates.
Business Combinations
The Company accounts for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.
Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company's current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company's operating results.
Changes in the fair value of a contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income, net” in the Company's Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) totaled $0.5 million, $(1.2) million and $(0.9) million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
The determination of the functional currency of the Company's subsidiaries is based on their financial and operational environment and is the local currency of all of the Company's foreign subsidiaries. The subsidiaries' assets and liabilities are translated into the reporting currency at period-end exchange rates, while revenue, expenses, gains and losses are translated at the average exchange rates during the period. Gains and losses from foreign currency translations are recorded in accumulated other comprehensive income in the Company's Consolidated Balance Sheets and presented as a component of comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income (Loss).
Derivative Financial Instruments
All derivatives, whether designated as a hedging relationship or not, are recorded in the Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation based on the exposure being hedged. Certain derivatives held by the Company are not designated as hedges but are used in managing exposure to changes in foreign exchange rates.
A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure of changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the results of operations and presented in the same caption in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss).
A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations.
A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income as a part of the foreign currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations.
For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the Consolidated Statements of Operations as gains or losses consistent with the classification of the underlying risk.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposits and cash equivalents, marketable securities, derivative instruments and accounts receivable. All of the Company’s cash, cash equivalents, marketable securities and derivative instruments are maintained by major financial institutions.
The Company invests cash not used in operations in investment grade, high credit quality securities in accordance with the Company's investment policy which provides guidelines and limits regarding investments type, concentration, credit quality and maturity terms aimed at maintaining liquidity and reducing risk of capital loss.
A majority of the Company’s customers is concentrated in the semiconductor industry. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. The Company's top ten largest customers accounted for approximately 38%, 37% and 40% of its consolidated revenue for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. One customer accounted for approximately 12%, 11%, and 11%, respectively, in the fiscal years ended September 30, 2015, 2014 and 2013.
Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, marketable securities, derivative instruments, accounts receivable, note receivable, convertible debt securities, stock warrants and accounts payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Marketable securities and derivative instruments are measured at fair value based on quoted market prices for identical or similar assets or liabilities.
Convertible debt securities are measured at fair value based on the probability-weighted expected return method utilizing various scenarios for the expected payout of the instrument covering the full range of the potential outcomes. Fair value of the asset securities is based upon the present value of the probability of each future outcome becoming available to the asset and the economic rights and preferences of each asset.
Stock warrants are measured at fair value based on the Black-Scholes model which incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time to the warrant’s expiration date.
Note receivable is measured at fair value on non-recurring basis. The Company considers the subordination features of the note and the fair value of the collateral determined based on valuation techniques, principally the discounted cash flow method. The fair value of the note receivable could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
The carrying amounts of cash, cash equivalent, accounts receivable and accounts payable approximate their fair value due to their short-term nature.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At September 30, 2015 and 2014, cash equivalents were $11.6 million and $6.4 million, respectively. Cash equivalents are reported at cost which approximates their fair value due to their short-term nature and varying interest rates.
Accounts Receivable and Allowance for Doubtful Accounts and Sales Returns
Trade accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends and historical experience. The Company reviews its allowance for doubtful accounts on a quarterly basis and adjusts the balance based on the Company's estimates of the receivables' recoverability in the period the changes in estimates occur and become known. Accounts receivable balances are written-off against the allowance for doubtful accounts when the Company determines that the balances are not recoverable. Provisions for doubtful accounts are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. The Company determines the allowance for sales returns based on its best estimate of probable customer returns. Provisions for sales returns are recorded in "Revenue" in the Consolidated Statements of Operations. The Company does not have any off-balance-sheet credit exposure related to its customers.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined based on standard cost which approximates actual cost on a first-in, first-out basis. The Company reports inventories at their net realizable value and provides reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology and other economic factors.
Fixed Assets, Intangible Assets and Impairment of Long-lived Assets
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is computed based on the straight-line method and charged to results of operations to allocate the cost of the assets over their estimated useful lives, as follows:

Buildings	20 - 40 years
Computer equipment and software	2 - 7 years
Machinery and equipment	2 - 10 years
Furniture and fixtures	3 - 10 years
Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the respective leases. Equipment used for demonstrations to customers is included in machinery and equipment and depreciated over its estimated useful life. Repair and maintenance costs are expensed as incurred.
The Company develops software for its internal use. Internal and external labor costs incurred during the application development stage are capitalized. Training and data conversion costs, as well as costs incurred prior to the application development stage and during the post-implementation stage are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost of disposed assets upon their retirement and the associated accumulated depreciation are derecognized at the time of disposal, and the resulting gain or loss is included in the Company's results of operations as a component of operating income (loss).
The Company identified finite-lived intangible assets other than goodwill as a result of acquisitions. Finite-lived intangible assets are valued based on estimated future cash flows and amortized over their estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized.
Finite-lived intangibles assets and fixed assets are tested for impairment when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the Company determines that indicators of potential impairment are present, it assesses the recoverability of long-lived asset group by comparing its undiscounted future cash flows to its carrying value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group. If the carrying value of the long-lived asset group exceeds its future cash flows, the Company determines fair values of the individual net assets within the long-lived asset group to assess potential impairment. If the aggregate fair values of the individual net assets of the group are less than their carrying values, an impairment loss is recognized for an amount in excess of the group's aggregate carrying value over its fair value. The loss is allocated to the assets within the group based on their relative carrying values, with no asset reduced below its fair value.
Finite-lived intangible assets are amortized over their useful lives, as follows:

Patents	7 - 15 years
Completed technology	5 - 10 years
Customer relationships	5 - 13 years
Goodwill
Goodwill represents the excess of a purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by the Company.
Goodwill is tested for impairment annually or more often if impairment indicators are present, at the reporting unit level. Prior to fiscal year 2015, the Company conducted its annual goodwill impairment test as of its fiscal year end, or September 30th. Beginning with fiscal year 2015, the Company changed the date of its annual goodwill impairment test from September 30th to April 1st to align more closely with its annual strategic planning process. This change did not delay, accelerate, or avoid an impairment charge and did not result in adjustments to the Company's consolidated financial statements when applied retrospectively. The Company completed the annual goodwill impairment test during fiscal year 2015 and determined that no adjustment to goodwill was necessary since the fair value of all reporting units substantially exceeded their respective carrying values. The change in the annual impairment test date did not have an impact on the Company's financial position and results of operations during the fiscal year ended September 30, 2015. No triggering events indicating goodwill impairment occurred subsequent to the test date.
Application of the goodwill impairment test requires significant judgment based on market and operational conditions at the time of the evaluation, including management's best estimate of future business activity and the related estimates of future cash flows from the assets and the reporting units that include the associated goodwill. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market values. Future business conditions and/or activity could differ materially from the projections made by management which could result in additional adjustments and impairment charges.
The goodwill impairment test is performed at the reporting unit level. A reporting unit is either an operating segment or one level below it, which is referred to as a “component”. The level at which the impairment test is performed requires an assessment of whether the operations below an operating segment constitute a self-sustaining business, in which case testing is generally performed at this level. The Company currently has six reporting units that have goodwill, including three components that are part of our Brooks Product Solutions operating segment and sole reporting units that are our Brooks Global Services and Brooks Life Science Systems operating segments.
Goodwill impairment testing involves a two-step process. The Company first compares the fair value of each reporting unit to its respective carrying amount, including goodwill, to assess whether potential goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the potential impairment loss amount by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities and assigning the excess amount to goodwill. If the implied fair value of goodwill is less than its carrying amount, an impairment loss is recognized for difference between the carrying amount of goodwill and its implied fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company determines fair values of its reporting units based on an Income Approach in accordance with the Discounted Cash Flow Method, or DCF Method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents a present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. The Company considers the DCF Method to be the most appropriate valuation technique since it is based on management’s long-term financial projections. Due to the cyclical nature of the semiconductor equipment market, management’s projections as of the valuation date are considered more objective since market metrics of peer companies fluctuate during the cycle. In addition, the Company also compares aggregate values of its net corporate assets and reporting unit fair values to its overall market capitalization and uses certain market-based valuation techniques to test the reasonableness of the reporting unit fair values determined in accordance with the DCF Method.
Warranty Obligations
The Company offers warranties on the sales of certain of its products and records warranty obligations for estimated future claims at the time revenue is recognized. Warranty obligations are estimated based on historical experience and management's estimate of the level of future claims.
Defined Benefit Pension Plans
The cost and obligations of the Company's defined benefit pension plans are calculated based on certain assumptions related to estimated benefits that employees earn while working, the amount of which cannot be completely determined until the benefit payments cease. Key assumptions used in accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date.
Revenue Recognition
Product revenue is associated with the sale of hardware systems, components and spare parts, as well as product license revenue. Service revenue is associated with service contracts, repairs, upgrades and field services. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of revenue.
The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is probable. The revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment or delivery, revenue is recognized upon passage of title for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment or delivery, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; and (4) for arrangements containing multiple elements, revenue for delivered elements that have a stand alone value is recognized at the time of delivery, provided all other revenue recognition criteria are met. Revenue related to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements has occurred. Arrangements with certain customers include contingent revenue provisions, in which a portion of the selling price of a delivered item is contingent on the delivery of other items or on the delivered items meeting specified performance criteria. In arrangements that include contingent revenue, the amount of revenue recognized is limited to the lower of either: the amount billed that is not contingent on acceptance; or the value of the arrangement consideration allocated to the delivered elements if the product is a part of a multiple-element arrangement. In cases when products sold have been demonstrated to meet product specifications prior to shipment, which the Company believes is at the time of delivery, it has an enforceable claim to amounts recognized as revenue. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.
Revenue from product sales that include significant customization, which primarily include life science automation systems, is recognized using the percentage of completion method. In accordance with the percentage of completion method, revenue is recognized as work progresses based on a percentage that incurred labor effort to date bears to total projected labor effort. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period in which they are deemed to be probable. If the Company determines that a loss is probable, it estimates the loss amount by comparing total estimated contract revenue to the total estimated contract costs. Significant judgment is required in estimating total labor costs and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract due to several factors, including the degree of customization required

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the customer’s existing environment. The Company uses historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within the Company's control. The Company also has certain product arrangements with significant customization that include contractual terms and customer rights disallowing the use of the percentage of completion method. The Company accounts for these arrangements in accordance with the completed-contract method and recognizes income only when a contract is completed or substantially completed.
Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. In certain instances, payments collected from customers in advance of recognizing the related revenue are recorded as deferred revenue.
Revenue associated with service agreements is generally recognized ratably over the term of the contract, with payments from customers being recorded as deferred revenue. Revenue from repair services or upgrades of customer-owned equipment is recognized upon completion of the repair effort and the shipment of the repaired item back to the customer. If the repair or the upgrade include installation, revenue is recognized when the installation is completed.
A portion of the revenue arrangements for our products, particularly in sales of life science automation systems and contamination control solutions, are multiple element arrangements that can include product, service and other elements. For multiple element revenue arrangements, arrangement consideration is allocated to each element based upon their relative selling price using vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, or based upon the relative selling price using estimated selling prices if VSOE or TPE do not exist. The Company relies primarily on estimated selling prices since it generally does not have VSOE or TPE. The Company recognizes revenue for each element of the arrangement in accordance with its revenue recognition policies. The fair value of any undelivered elements is deferred until the elements are delivered and all other revenue recognition criteria have been met.
Research and Development Expense
Research and development costs are expensed as incurred.
Stock-Based Compensation Expense
The Company measures stock-based compensation cost at fair value on the grant date and recognizes the expense over the service period for the awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of the Company's common stock quoted on NASDAQ on the date of grant. Fair value of stock options is determined based on the Black-Scholes valuation model.
The Company recognizes stock-based compensation expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. The Company makes estimates of stock award forfeitures and a number of awards expected to vest which requires significant judgment. The Company considers many factors in developing forfeiture estimates, including award types, employee classes and historical experience. The Company assesses the likelihood of achieving the performance goals for stock-based awards that vest upon the satisfaction of these goals. Current estimates may differ from actual results and future changes in estimates.
The following table reflects stock-based compensation expense, excluding amounts related to discontinued operations, recorded during the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

	Year ended September 30,
	2015	2014	2013
Restricted stock	$11,696	$10,469	$7,112
Employee stock purchase plan	463	445	496
Total stock-based compensation expense	$12,159	$10,914	$7,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Valuation Assumptions for an Employee Stock Purchase Plan
The fair value of shares issued under the employee stock purchase plan is estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions for the fiscal years ended September 30, 2015, 2014 and 2013:

	Year ended September 30,
	2015	2014	2013
Risk-free interest rate	0.1%	0.1%	0.1%
Volatility	31%	25%	32%
Expected life	6 months	6 months	6 months
Dividend yield	3.40%	3.40%	3.30 - 3.40
The risk-free rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the shares granted. The expected stock price volatility is determined based on the Company's historic stock prices over a period commensurate with the expected life of the shares granted. The expected life represents the weighted average period over which the shares are expected to be purchased. Dividend yields are projected based on the Company's history of dividend declarations and management's intention for future dividend declarations.
Income Taxes
The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, as well as operating loss and tax credit carryforwards. The Company's consolidated financial statements contain certain deferred tax assets that were recorded as a result of operating losses, as well as other temporary differences between financial and tax accounting. A valuation allowance is established against deferred tax assets if, based upon the evaluation of positive and negative evidence and the extent to which that evidence is objectively verifiable, it is more likely than not that some or all of the deferred tax assets will not be realized.
Significant management judgment is required in determining the Company's income tax provision, the Company's deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon an audit or an examination conducted by taxing authorities, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors, such as changes in facts or circumstances, tax law, new audit activity and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. A change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision.
Earnings Per Share
Basic income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted income (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted income (loss) per share based on the treasury stock method. Potential common shares are excluded from the calculation of dilutive weighted average shares outstanding if their effect would be anti-dilutive at the balance sheet date.
Recently Issued Accounting Pronouncements
In February 2015, the FASB issued an amendment to the accounting guidance for consolidations of financial statements by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted either via a full retrospective approach or a modified retrospective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approach by recording a cumulative-effect adjustment to beginning equity in the period of adoption. The Company will adopt the guidance during the first quarter of fiscal year 2017. The Company is currently evaluating the impact of the guidance on its financial position and results of operations.
In January 2015, the FASB issued new accounting guidance to simplify income statement classification by removing the concept of extraordinary items from Generally Accepted Accounting Principles ("GAAP"). As a result, items that are both unusual in nature and infrequent in occurrence will no longer be separately reported net of tax after the results of continuing operations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and can be adopted retrospectively or prospectively based on an entity's election. Early adoption is permitted. The Company will adopt the guidance during the first quarter of fiscal year 2017. The adoption of the guidance is not expected to have a material impact on the Company's financial position and results of operations.
In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. A five-step process set forth in the guidance may require more judgment and estimation within the revenue recognition process than the current GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued an amendment deferring the effective date of the guidance by one year. The guidance should be adopted retrospectively either for each reporting period presented or via recognizing the cumulative effect at the date of the initial application. Early adoption is permitted only as of annual reporting periods, including the interim periods, beginning after December 15, 2016. The Company will adopt the guidance during the first quarter of fiscal year 2019. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.

3. Discontinued Operations
The Granville-Phillips business unit developed, manufactured, sold and serviced vacuum measurement and gas analysis instrumentation to semiconductor and non-semiconductor customers. In March 2014, the Company entered into an agreement to sell this business for $87.0 million in cash. The sale was completed on May 30, 2014. The Company’s historical financial statements have been revised to present the operating results of the Granville-Phillips business as a discontinued operation. Summarized results of the discontinued operation are as follows for the fiscal years ended September 30, 2014 and 2013 (in thousands):

	Year Ended September 30,
	2014	2013
Revenue	$18,921	$28,512
Income from discontinued operations	4,888	$7,779
Gain on the sale of the discontinued operations	56,804	—
Income tax provision	31,690	2,815
Income from discontinued operations, net of tax	$30,002	$4,964
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

4.     Acquisitions
Acquisitions Completed in 2015
Acquisition of Contact Co., Ltd.
On August 14, 2015, the Company acquired all of the outstanding stock of Contact Co., Ltd., or Contact, a Japanese-based provider of automated cleaner products for wafer carrier devices used in the global semiconductor markets. The acquisition of Contact expands the Company's offerings of contamination control solutions within its Brooks Product Solutions segment, strengthens its current capabilities and technology used in its contamination control solutions business and enhances its long-term strategy of gaining share in our core semiconductor markets.
The aggregate purchase price of $6.8 million, net of cash acquired, consisted of a cash payment of $1.9 million, the assumption of the seller's debt of $8.8 million, seller's cash of $4.8 million and a contingent consideration of 0.8 million payable upon achievement of certain specified targets and events. The entire debt amount was fully repaid as of September 30, 2015.
The Company recorded the assets acquired and liabilities assumed related to Contact at their fair values as of the acquisition date. The preliminary amounts recorded were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Assets and Liabilities
Accounts receivable	$42
Inventories	2,020
Prepaid expenses and other current assets	484
Property, plant and equipment	1,130
Completed technology	2,290
Goodwill	3,144
Other assets	1,410
Accounts payable	(1,089)
Accrued liabilities	(1,823)
Long-term deferred tax liabilities	(774)
Total purchase price, net of cash acquired	$6,834
The purchase price was allocated based on the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective. At September 30, 2015, the Company has not yet completed the final allocation of the consideration in connection with the acquisition of Contact, but expects to do so during the measurement period.
Fair value of the contingent consideration of $0.8 million was determined based on a probability-weighted average discounted cash flow model and recorded in "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheets. The Company remeasures the fair value of the contingent consideration at each reporting date until the arrangement is settled. Please refer to Note 6 “Fair Value Measurements” for further information on the fair value measurement of the contingent consideration.
At September 30, 2015, the Company had $1.5 million in escrow account which consisted of $750,000 payable to the sellers upon termination of a certain third-party arrangement and $750,000 related to potential working capital adjustments and the sellers' satisfaction of general representations and warranties.
Fair value of the completed technology intangible assets was estimated based on the income approach in accordance with the excess-earnings method. In accordance with the excess-earnings method, the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The weighted average amortization period for the completed technology intangible assets acquired in the Contact acquisition is 5.0 years. The intangible assets acquired are amortized using an accelerated depreciation method which approximates the pattern in which the economic benefits are expected to be realized.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Company's Brooks Product Solutions segment. Goodwill is primarily the result of expected synergies from combining the operations of Contact with the Company and is not deductible for tax purposes.
The operating results of Contact are insignificant and have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition.
The Company did not present a pro forma information summary for its consolidated results of operations for the fiscal years ended September 30, 2015 and 2014 as if the acquisition of Contact occurred on October 1, 2013 because such results were insignificant.
Acquisition of FluidX Ltd.
On October 1, 2014, the Company acquired all of the outstanding stock of FluidX Ltd., or FluidX, a UK-based provider of biological sample storage tubes and complementary bench-top instruments. The Company paid, in cash, aggregate merger consideration of $15.5 million, net of cash acquired. The acquisition of FluidX provided the Company with the opportunity to enhance its existing capabilities with respect to biobanking solutions in the Brooks Life Science Systems segment.
The Company recorded the following amounts for the assets acquired and liabilities assumed related to FluidX at their fair values as of the acquisition date (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Values of Assets and Liabilities
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
On January 23, 2015, the Company reached a settlement with respect to certain working capital adjustments with the sellers of FluidX stock. On February 3, 2015, the Company paid such proceeds to the sellers, which increased the purchase price by $0.1 million. At September 30, 2015, the Company had $1.5 million in a general escrow account held by the unrelated third party. The Company finalized the purchase price allocation for FluidX acquisition within the measurement period. Adjustments to the initial purchase price allocation recorded during the measurement period were not material to the Company's financial position.
Fair values of the trademarks and the existing technology acquired were estimated based on the income approach in accordance with the relief-from-royalty method. In accordance with the relief-from-royalty method, the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. Fair value of customer relationships acquired was estimated based on the income approach in accordance with the excess-earnings method. The weighted average amortization periods for intangible assets acquired in the FluidX acquisition are 5.0 years for each of completed technology, trademarks, and customer relationships. The intangible assets acquired are amortized using an accelerated amortization method which approximates the pattern in which the economic benefits are expected to be realized.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Company's Brooks Life Science Systems segment. Goodwill is primarily the result of expected synergies from combining the operations of FluidX with the Company and is not deductible for tax purposes.
The operating results of FluidX have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. Revenue and net loss attributable to FluidX for fiscal year 2015 were $15.0 million and $0.6 million, respectively. The net loss for fiscal year 2015 included charges of $1.0 million related to the step-up in value of the acquired inventories and amortization expense of $1.4 million related to the acquired intangible assets.
The Company incurred $0.5 million and $0.2 million, respectively, during fiscal years 2015 and 2014 in non-recurring transaction costs with respect to the FluidX acquisition which were recorded in "Selling, general and administrative" expenses within the Consolidated Statements of Operations.
The Company did not present a pro forma information summary for its consolidated results of operations for the fiscal year ended September 30, 2014 as if the acquisition of FluidX occurred on October 1, 2013 because such results were insignificant.
Acquisitions Completed in 2014
On April 30, 2014, the Company acquired all the outstanding stock of Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, a German provider of automated contamination control solutions for front opening unified pod, or FOUP, carriers and reticle storage targeted at improving yield of semiconductor processes at semiconductor fabrication plants. The Company paid, in cash, aggregate merger consideration of 31.6 million, net of cash acquired. The acquisition of DMS expanded the Company’s capabilities at semiconductor fabrication plants for yield improvement on new technology

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

nodes.
The Company recorded the assets acquired and the liabilities assumed related to DMS at their fair values as of the acquisition date. The amounts recorded were as follows (in thousands):

Fair Values of Assets and Liabilities
Accounts receivable	$15,262
Inventory	10,051
Prepaid and other current assets	2,727
Property, plant and equipment	2,049
Completed technology	3,610
Customer relationships	7,100
Goodwill	11,638
Accounts payable	(10,393)
Accrued liabilities	(5,522)
Deferred revenue	(1,309)
Long-term deferred tax liabilities	(3,588)
Total purchase price, net of cash acquired	$31,625
The purchase price was allocated based on the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective. The Company finalized the purchase price allocation for this acquisition within the measurement period. Adjustments to the initial purchase price allocation recorded during the measurement period were not material to the Company's financial position.
The Company reached a settlement with respect to certain working capital adjustments and other issues with the sellers of DMS' stock in the fourth quarter of fiscal year 2014. As a result of this settlement, the Company received $2.2 million in the first quarter of fiscal year 2015 from certain escrow accounts established at the date of acquisition and held by the unrelated third party. At September 30, 2015, $2.8 million remained in escrow related to potential future claims against the sellers of DMS' stock. On October 30, 2015, the Company remitted $2.8 million to the sellers upon expiration of the escrow period.
The Company used the relief-from-royalty method to estimate the fair value of the completed technology and the excess-earnings method to estimate the fair value of the customer relationships. The weighted average amortization periods for intangible assets acquired in the DMS acquisition are 5.0 years for completed technologies and 8.0 years for customer relationships. The intangible assets acquired are amortized using variable declining balance and straight-line methods that approximate the pattern in which the economic benefits are expected to be realized.
Goodwill represents the excess of the consideration transferred over the net assets acquired and has been assigned to the Company's Brooks Product Solutions segment. Goodwill is primarily the result of expected synergies from combining the operations of DMS with the Company and is not deductible for tax purposes. In the first quarter of fiscal year 2015, the Company increased the opening goodwill balance by $0.3 million as a result of a fair value adjustment recorded to inventory.
The operating results of DMS have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition. Revenue from DMS was $44.0 million and $5.5 million for fiscal years 2015 and 2014, respectively. Net income attributable to DMS was $3.1 million for fiscal year 2015 and included charges of $0.6 million related to the step-up in values of the acquired inventories, $2.2 million of amortization expense and $0.1 million of restructuring charges during the period then ended. Net loss attributable to DMS was $4.5 million for fiscal year 2014 and included charges of $1.9 million related to the step-up in values of the acquired inventories, $0.9 million of amortization expense and $0.3 million of restructuring charges during the period then ended.
The Company incurred $0.4 million during fiscal year 2014 in non-recurring transaction costs with respect to the DMS acquisition which were recorded in "Selling, general and administrative" expenses within the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisitions Completed in 2013
In August 2013, the Company acquired certain assets and assumed certain liabilities of Matrical, Inc.’s, or Matrical, life science businesses (collectively “the Matrical Assets”) for cash consideration of approximately $9.3 million, net of cash acquired. Matrical was a Spokane, Washington-based, privately held company that provided biological sample preparation, management and storage solutions to customers in agricultural biotechnology, biotechnology, life science sample management and pharmaceutical markets. The acquisition of the Matrical Assets provided the Company with the opportunity to enhance its existing product offerings in biobanking and sample management for the Brooks Life Science Systems segment.
In October 2012, the Company acquired all the outstanding stock of Crossing Automation Inc., or Crossing, a Fremont, California-based provider of automation solutions and services primarily to global semiconductor front-end markets. The Company paid, in cash, an aggregate merger consideration of $59.0 million, net of cash acquired. The acquisition of Crossing provided the Company with the opportunity to enhance its existing capabilities with respect to manufacturing of atmospheric and vacuum automation solutions within the semiconductor front-end market.
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
The purchase prices were allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective. The Company finalized the purchase price allocations for these acquisitions within the measurement periods. Subsequent adjustments to the initially reported purchase price allocations were not material to the Company's financial position.
The Company used the relief-from-royalty method to estimate the fair value of the completed technology and the excess-earnings method to estimate the fair value of the customer relationships. The weighted-average amortization periods for the intangible assets acquired in connection with the Matrical Assets are 4.6 years for completed technologies and 7.0 years for customer relationships. The intangible assets acquired are amortized using the straight-line method that approximates the pattern in which the economic benefits are expected to be realized. The weighted-average amortization periods for intangible assets acquired in the Crossing acquisition are 7.7 years for completed technologies and 8.0 years for customer relationships. The intangible assets acquired are amortized using the variable declining balance and straight-line methods that approximate the pattern in which the economic benefits are expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies from combining the acquired products with the Company’s existing products and integrating the operations of the acquired businesses into those of the Company. The goodwill resulting from the acquisition of the Matrical Assets has been allocated to the Brooks Life Science Systems segment, while goodwill resulting from the Crossing acquisition has been allocated to the Brooks Product Solutions and Brooks Global Services segments. Goodwill from the acquisition of the Matrical Assets is deductible for tax purposes. Goodwill from the acquisition of Crossing is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.     Marketable Securities
The Company invests in marketable securities that are classified as available-for-sale and recorded at fair value in the Company's Consolidated Balance Sheets. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized in the results of operations as a component of operating income (loss).
The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of September 30, 2015 and 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
U.S. Treasury securities and obligations of U.S. government agencies	$30,343	$39	$—	$30,382
Corporate securities	54,725	13	(48)	54,690
Mortgage-backed securities	857	27		884
Other debt securities	5,056	3		5,059
Municipal securities	30,258	18	(9)	30,267
Bank certificate of deposits	12,024	2		12,026
	$133,263	$102	$(57)	$133,308
September 30, 2014:
U.S. Treasury securities and obligations of U.S. government agencies	$26,052	$1	$(39)	$26,014
Corporate securities	74,614	23	(174)	74,463
Mortgage-backed securities	964	36	—	1,000
Other debt securities	7,358	—	(10)	7,348
Municipal securities	15,888	1	(16)	15,873
Bank certificate of deposits	26,645	2	(3)	26,644
	$151,521	$63	$(242)	$151,342
Gross realized gains on sales of available-for-sale marketable securities were approximately $2,000, $35,000 and $57,000, respectively, for the fiscal years ended September 30, 2015, 2014 and 2013. Gross realized losses on sales of available-for-sale marketable securities were approximately $5,000, $8,000 and $36,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Gross realized gains and losses were included as a component of "Other income, net" in the accompanying Consolidated Statements of Operations. Unrealized net holding (losses) gains on available-for-sale marketable securities of approximately $(3,000), $26,000 and $21,000, respectively, were reclassified from Accumulated Other Comprehensive Income into the results of operations at the time of the securities' sale during fiscal years ended September 30, 2015, 2014 and 2013. Please refer to Note 15, "Stockholders' Equity", for further information on these reclassifications and their impact on the Accumulated Other Comprehensive Income and Other Comprehensive Income for the fiscal years ended September 30, 2015, 2014 and 2013.
The fair values of the marketable securities by contractual maturities at September 30, 2015 are presented below (in thousands). Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Fair Value
Due in one year or less	$70,021
Due after one year through five years	60,156
Due after ten years	3,131
$133,308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. During fiscal years 2015 and 2014, the marketable securities were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the periods then ended. Unrealized losses are attributable to changes in interest rates.

6.     Fair Value Measurements
The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:
Level 1 Inputs: Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 Inputs: Observable inputs other than prices included in Level 1, including quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 Inputs: Unobservable inputs that are significant to the fair value of the assets or liabilities and reflect an entity's own assumptions in pricing assets or liabilities since they are supported by little or no market activity.
The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,628	$10,133	$1,495	$—
Available-for-sale securities	133,308	—	133,308	—
Foreign exchange contracts	89		89	—
Convertible debt securities	$5,337	$—	$—	$5,337
Stock warrants	59	—	—	59
Total Assets	$150,421	$10,133	$134,892	$5,396
Liabilities:
Contingent consideration	$811	$—	$—	$811
Foreign exchange contracts	36	—	36	—
Total Liabilities	$847	$—	$36	$811
The convertible debt securities and stock warrants are included in "Other assets" in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014. Please refer to Note 9, "Equity Method Investments" for further information on the convertible debt securities and stock warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6,404	$5,166	$1,238	$—
Available-for-sale securities	151,342	—	151,342	—
Total Assets	$157,746	$5,166	$152,580	$—
Liabilities:
Foreign exchange contracts	$58	$—	$58	$—

Cash Equivalents
Cash equivalents of $10.1 million and $5.2 million at September 30, 2015 and 2014, respectively, consist of Money Market Funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.5 million and $1.2 million at September 30, 2015 and 2014, respectively, consist primarily of Bank Certificate of Deposits and are classified within Level 2 of the fair value hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $133.3 million and $151.3 million at September 30, 2015 and 2014, respectively, consist of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, Mortgage-Backed Securities, as well as U.S. Treasury Securities and Obligations of U.S. Government Agencies. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Foreign Exchange Contracts
Foreign exchange contract assets and liabilities amount to $89,000 and $36,000, respectively, at September 30, 2015. Foreign exchange contract liabilities amount to $0.1 million at September 30, 2014. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.
Contingent Consideration
Contingent consideration liability of 0.8 million at September 30, 2015 is classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted average discounted cash flow model utilizing potential outcomes related to achievement of certain specified targets and events. The fair value measurement of the contingent consideration is based on probabilities assigned to each potential outcome and the discount rate. The Company remeasures the fair value of the contingent consideration at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the operating expenses. Please refer to Note 4 “Acquisitions” for further information on the contingent consideration liability.
Convertible Debt Securities
Convertible debt securities of $5.3 million at September 30, 2015 are classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted expected return method, or PWERM, utilizing various scenarios for the expected payout of the instrument covering the full range of the potential outcomes. The PWERM determines the value of an asset based upon an analysis of future values for the subject asset and full range of its potential values. The asset value is based upon the present value of the probability of each future outcome becoming available to the asset and the economic rights and preferences of each asset.
Stock Warrants
Stock warrants of $0.1 million at September 30, 2015 are classified within Level 3 of the fair value hierarchy and measured at fair value based on the Black-Scholes model. The Black-Scholes model applied to a warrant incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time until the warrant’s expiration date. The fair value of the warrants was determined utilizing a five year equity volatility percentage based on an average equity volatility derived from comparable public companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amounts of cash, cash equivalent, accounts receivable and accounts payable approximate their fair value due to their short-term nature.
The following table presents the reconciliation of the assets measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrants	Contingent Consideration	Total
Balance at September 30, 2014	$—	$—	$—	$—
Additions (1)	4,934	75	811	5,820
Change in fair value	403	(16)	—	387
Balance at September 30, 2015	$5,337	$59	$811	$6,207
_________________
(1) Please refer to Note 9, "Equity Method Investments".
Nonrecurring Fair Value Measurements
Note receivable of $1.0 million at September 30, 2015 is recorded at carrying value in the accompanying Consolidated Balance Sheets.
During fiscal year 2014, the Company evaluated the recoverability of the note receivable from its strategic partner, or Borrower, and adjusted the note to fair value of $1.0 million as of September 30, 2014. The Company considered the fair value of the collateral determined based on valuation techniques, principally the discounted cash flow method, and the subordination of the note to the debt provided by the new lender. Fair value measurement was classified within Level 3 of the fair value hierarchy since it was based on unobservable inputs and required significant management judgment. The fair value of the note receivable could be different under different conditions or different assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates. Please refer to Note 11, "Note Receivable" for further information on the note.
As of September 30, 2015, the building and the underlying land located in Oberdiessbach, Switzerland were presented at fair value of $2.9 million as "Assets Held for Sale" in the accompanying Consolidated Balance Sheets. The Company determined fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. Fair value measurement is classified within Level 3 of the fair value hierarchy since it is based on unobservable inputs.
Certain non-financial assets, including goodwill, finite-lived intangible assets and other long-lived assets, are measured at fair value on a non-recurring basis in accordance with the income approach when there is an indication of impairment. Please refer to Note 2, "Summary of Significant Accounting Policies" for further information on the valuation techniques used in developing these measurements.
7.    Property, Plant and Equipment
Property, plant and equipment were as follows as of September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014
Buildings and land	$43,765	$47,639
Computer equipment and software	58,715	59,962
Machinery and equipment	43,185	42,104
Furniture and fixtures	5,310	4,774
Leasehold improvements	13,617	17,771
Capital projects in progress	4,427	1,528
	169,019	173,778
Less accumulated depreciation and amortization	(127,164)	(123,595)
Property, plant and equipment, net	$41,855	$50,183

Depreciation expense, excluding amounts related to the discontinued operations, was $12.3 million, $12.7 million and $13.7 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal year 2015, the Company was leasing one of the buildings in Chelmsford, Massachusetts which was purchased for a total price of $8.4 million on September 30, 2015. Please refer to Note 21, "Commitments and Contingencies" for further information on this transaction.
During fiscal year 2013, the Company sold an underutilized building and the related land located on its Chelmsford, Massachusetts campus to a real estate investment trust for $11.3 million. This property was leased to an unrelated third party prior to the sale. Direct transaction costs, consisting of broker commissions and legal fees, and unamortized deferred costs of $3.7 million, consisting primarily of commissions and tenant allowances, were written off and included in the determination of the gain on the sale.
The components of the gain on the sale recognized in fiscal year 2013 are as follows (in thousands):

Amount
Sale proceeds	$11,275
Net book value of building and land	(6,095)
Deferred leasing costs and other	(3,718)
Direct transaction costs	(437)
Gain on the sale of building and land	$1,025
In addition, the Company sold certain buildings in Oberdiessbach, Switzerland during fiscal year 2013 for total proceeds of $3.2 million. The sale of these buildings resulted in a gain of $0.2 million which was recognized in the Company's results of operations during fiscal year 2013.
Gains related to the sale of these buildings are recorded as a component of "Other income, net" in the accompanying Consolidated Statements of Operations.
As of September 30, 2015, the building and the underlying land with a carrying value of $4.8 million located in Oberdiessbach, Switzerland were presented as "Assets Held for Sale" in the accompanying Consolidated Balance Sheets. The Company determined fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. The Company recognized a loss of $1.9 million in its results of operations during fiscal year 2015 for the difference between the assets' fair value of $2.9 million and the carrying value of $4.8 million.
8.     Goodwill and Intangible Assets
The components of the Company’s goodwill by an operating segment at September 30, 2015 and 2014 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill, at September 30, 2013	$482,637	$156,792	$47,439	$26,014	$712,882
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2013	44,931	5,554	47,439	—	97,924
Acquisitions and adjustments	11,638	—	(61)	—	11,577
Gross goodwill, at September 30, 2014	494,275	156,792	47,378	26,014	724,459
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2014	56,569	5,554	47,378	—	109,501
Acquisitions and adjustments	3,660	—	8,247	—	11,907
Gross goodwill, at September 30, 2015	497,935	156,792	55,625	26,014	736,366
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2015	$60,229	$5,554	$55,625	$—	$121,408

Goodwill is tested for impairment annually or more often if impairment indicators are present, at the reporting unit level. Prior to fiscal year 2015, the Company conducted its annual goodwill impairment test as of its fiscal year end, or September 30th. Beginning with fiscal year 2015, the Company changed the date of its annual goodwill impairment test from September 30th to April 1st to align more closely with its annual strategic planning process. This change did not delay, accelerate, or avoid an impairment charge and did not result in adjustments to the Company's consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

when applied retrospectively. During fiscal year 2015, the Company completed the annual goodwill impairment test and determined that no adjustment to goodwill was necessary since the fair value of all reporting units substantially exceeded their respective carrying values. The change in the annual impairment test date did not have an impact on the Company's financial position and results of operations during the fiscal year ended September 30, 2015. No triggering events indicating goodwill impairment occurred subsequent to the test date.
The Company determines fair values of its reporting units based on an Income Approach in accordance with the DCF Method. The observable inputs used in the DCF Method include discount rates set above the Company's weighted-average cost of capital. The Company derives discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and its internally developed projections of future cash flows. Please refer to Note 2, "Summary of Significant Accounting Policies" for a detailed description of the Company's goodwill impairment testing process and the valuation techniques used in developing the related fair value measurements.
The Company tests certain long-lived assets when impairment indicators are present. During fiscal year 2013, the Company determined that impairment indicators were present for the finite-lived intangible assets related to the Celigo product line. The assets were tested for recoverability by comparing the sum of the undiscounted cash flows directly attributable to the assets to their carrying values, which resulted in the conclusion that the carrying amounts of the assets were not recoverable. The fair values of the assets were determined based primarily on market-based valuation techniques, and an impairment loss of $2.0 million was recognized during fiscal year 2013. The loss amount was allocated to the long-lived assets in the impaired asset group based on the carrying value of each asset, with no asset reduced below its respective fair value. The Company revised its estimate of the fair value of these assets in fiscal year 2014 and recorded an additional impairment loss of $0.4 million within cost of revenue in its Consolidated Statements of Operations for the fiscal years ended September 30, 2014. The impairment loss was recorded in the Brooks Life Science Systems segment. The Company completed the sale of the Celigo product line during fiscal year 2014 which did not have a material impact on the Company's financial position or results of operations for the period then ended.
The components of the Company’s identifiable intangible assets as of September 30, 2015 and 2014 are as follows (in thousands):

	September 30, 2015			September 30, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,394	$414	$7,808	$7,300	$508
Completed technology	60,748	46,718	14,030	57,155	41,539	15,616
Trademarks and trade names	4,241	3,604	637	3,496	3,496	—
Customer relationships	77,716	37,351	40,365	73,389	29,963	43,426
	$150,513	$95,067	$55,446	$141,848	$82,298	$59,550
Amortization expense for intangible assets, excluding amounts related to the discontinued operations, was $12.9 million, $10.6 million and $9.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Estimated future amortization expense for the intangible assets as of September 30, 2015 is as follows (in thousands):

Year ended September 30,
2016	$12,180
2017	11,037
2018	8,677
2019	7,945
2020	7,224
Thereafter	8,383
$55,446
9.     Equity Method and Other Investments
The Company accounts for certain of its investments using the equity method of accounting and records its proportionate share of the investee's earnings (losses) in its results of operations with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
In March 2014, the Company acquired a 22% equity interest in BioCision, LLC, or BioCision, a privately-held company based in Larkspur, California, for $4.0 million. During fiscal year 2015, the Company's equity investment was diluted from 22% to 20% as a result of stock options granted to new employees. BioCision develops, manufactures and markets cell cryopreservation products used to improve and standardize the tools and methods for biomaterial sample handling. The Company determined that BioCision represented a variable interest entity since the level of equity investment at risk was not sufficient to finance its activities without additional financial support. However, the Company does not qualify as a primary beneficiary since it does not have the power to direct BioCision's product research, development, selling and marketing activities that have the most significant impact on its economic performance. The Company's loss exposure is limited to the amount of its investment since it has no future contractual funding commitments to BioCision. As such, the Company concluded that BioCision should not be consolidated in its financial statements.
During the fiscal years ended September 30, 2015 and 2014, the Company recorded a loss of $1.0 million and $0.3 million, respectively, representing its proportional share in the BioCision's losses. The carrying value of the investment in BioCision is $2.7 million and $3.7 million, respectively, at September 30, 2015 and 2014.
The Company purchased BioCision's five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision for $2.5 million on December 22, 2014 and February 2, 2015 for a total purchase price of $5.0 million. The convertible debt securities were recorded at fair value and accounted for in accordance with the fair value method. The warrants were recorded at fair value and accounted for as a derivative. At September 30, 2015, the fair values of the convertible debt securities and warrants are $5.3 million and $0.1 million, respectively.
For further information regarding the convertible debt securities and warrants, please refer to Note 6, “Fair Value Measurements”. The Company re-measures the fair values of the BioCision convertible debt securities and warrants during each reporting period and recognizes the respective gains or losses in its results of operations. The Company recognized remeasurement gains of $0.4 million during fiscal year ended September 30, 2015. Interest accrues on the convertible debt securities at a rate of 9% per annum, and is due with the principal at maturity.
As a result of providing the additional funding to BioCision, the Company reconsidered whether BioCision represents a variable interest entity subject to consolidation. The Company concluded that BioCision remains a variable interest entity since the level of equity investment at risk is not sufficient to finance its activities without additional financial support. However, the Company does not qualify as a primary beneficiary since it does not have the power to direct BioCision's product research, development, selling and marketing activities that have the most significant impact on its economic performance. As such, the Company concluded that BioCision should not be consolidated in its financial statements.
ULVAC Cryogenics, Inc.
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation.
The carrying value of the investment in UCI is $21.5 million and $22.6 million, respectively, at September 30, 2015 and 2014. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded an income of $1.4 million, $1.6 million and $2.6 million, respectively, representing its proportionate share of the UCI's earnings. Management fee payments received by the Company from UCI were $0.6 million during each fiscal year ended September 30, 2015, 2014 and 2013, respectively. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company incurred charges from UCI for products or services of $0.4 million, $0.4 million and $0.5 million, respectively. At September 30, 2015 and 2014, the Company owed UCI $54,000 and $79,000, respectively, in connection with accounts payable for unpaid products and services. During the fiscal years ended September 30, 2015 and 2014, the Company received $0.6 million and $0.9 million, respectively, of cash dividends from UCI which reduced the carrying value of the Company's investment.
Yaskawa Brooks Automation, Inc.
The Company participated in a 50% joint venture with Yaskawa Electric Corporation, or Yaskawa, called Yaskawa Brooks Automation, Inc., or YBA, which came to closure in March 2015 and was liquidated on September 3, 2015. YBA exclusively marketed and sold Yaskawa’s semiconductor robotics products and Brooks’ automation hardware products to semiconductor customers in Japan. During the first quarter of fiscal year 2015, the Company and Yaskawa agreed in principle to dissolve the joint venture. On January 22, 2015, the Company entered into an agreement with YBA to facilitate the acquisition of certain assets and liabilities by the Company’s subsidiary in Japan. In accordance with provisions of the joint

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

venture's agreement, on March 20, 2015, the Company purchased the net assets of YBA for cash consideration of approximately $1.8 million. The Company recorded the assets received and liabilities assumed from YBA at fair value as of the acquisition date. As a result of the transaction, the Company recorded $0.2 million of goodwill, representing the excess of the consideration transferred over the fair value of the net assets acquired. The Company received a final dividend of $1.8 million upon liquidation of YBA and incurred liquidation costs of $0.2 million during fiscal year 2015. During fiscal year 2015, YBA assessed the recoverability of assets held by the joint venture in connection with its planned dissolution and notified its equity partners of the asset impairment. As a result, the Company recorded an impairment charge of $0.7 million during fiscal year 2015 to write down the carrying value of its equity investment in YBA to its fair value.
During the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded a loss of $(0.6) million, $(0.1) million and $(0.2) million, respectively, representing its proportionate share of the YBA's losses. The carrying value of the investment in YBA was $2.6 million at September 30, 2014. During the fiscal years ended September 30, 2015, 2014 and 2013, revenue earned by the Company from YBA was $2.5 million, $7.4 million and $6.3 million, respectively. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company incurred charges from YBA for products or services of $0.7 million, $0.7 million and $0.5 million, respectively. There were no amounts receivable by the Company from YBA or owed by the Company to YBA at September 30, 2015. At September 30, 2014, the Company had a balance of $2.1 million, respectively, receivable from YBA which was included in accounts receivable in the accompanying Consolidated Balance Sheets. At September 30, 2014, the Company owed YBA $0.1 million, respectively, in connection with accounts payable for unpaid products and services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.     Earnings per Share
The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands, except per share data):

	Year ended September 30,
	2015	2014	2013
Income (loss) from continuing operations	$14,221	$1,520	$(7,114)
Income from discontinued operations, net of tax	—	30,002	4,964
Net income (loss)	14,221	31,522	(2,150)
Net income attributable to noncontrolling interests	—	(161)	(65)
Net income (loss) attributable to Brooks Automation, Inc.	$14,221	$31,361	$(2,215)

Weighted average common shares outstanding used in computing basic earnings per share	67,411	66,648	65,912
Dilutive common stock options and restricted stock units	1,138	996	—
Weighted average common shares outstanding used in computing diluted earnings per share	68,549	67,644	65,912

Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.21	$0.02	$(0.11)
Income from discontinued operations, net of tax	—	0.45	0.08
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$0.21	$0.47	$(0.03)

Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.21	$0.02	$(0.11)
Income from discontinued operations, net of tax	—	0.44	0.08
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders	$0.21	$0.46	$(0.03)
Approximately 120,000 shares of unvested restricted stock units were excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2015 as their effect would be anti-dilutive based on the treasury stock method. Options to purchase approximately 11,000 shares of common stock were excluded from the computation of diluted earnings per share attributable to Brooks Automation, Inc. common stockholders for the fiscal years ended September 30, 2014 as their effect would be anti-dilutive based on the treasury stock method. There were no anti-dilutive restricted stock awards for the fiscal year ended September 2014. Options to purchase approximately 43,000 shares of common stock and 3,006,000 shares of unvested restricted stock units were excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2013 as a result of the net loss for that period.
On November 4, 2015, the Company's compensation committee and Board of Directors authorized and approved the annual grant of 1,204,000 restricted stock units with a grant date of November 4, 2015.
11.    Note Receivable
In fiscal year 2012, the Company provided a strategic partner, or the Borrower, a loan of $3.0 million to support the Borrower's future product development and other working capital requirements. The loan initially bore a stated interest rate of 9%, and the outstanding principal and interest were initially due in May 2015. The Company also received a warrant to purchase the Borrower's common stock in the event of an equity offering by the Borrower and certain other rights related to conversion of the loan, including the first refusal to acquire the Borrower and a redemption premium. The loan was initially secured by a security agreement granting the Company a first-priority security interest in all of the Borrower's assets.
The Company determined that the Borrower represented a variable interest entity since the level of equity investment at risk was not sufficient for the entity to finance its activities without additional financial support. However, the Company does not qualify as the primary beneficiary since it would not absorb the majority of the expected losses from the Borrower and does not have the power to direct the Borrower's product research, development and marketing activities that have the most significant impact on its economic performance. The Company has no future contractual funding commitments to the Borrower and, as a result, the Company's exposure to loss is limited to the outstanding principal and interest due on the loan.
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
In connection with its efforts to secure additional financial support, the Borrower developed revised assumptions about its future cash flows. Based on the information provided by the Borrower and the subordination of the loan to the new lender, the Company determined it was probable that it would not recover all amounts due from the loan and recorded an impairment charge of $2.6 million during the third quarter of fiscal year 2014. The impairment charge included the warrant write-off and was recorded in the selling, general and administrative expenses in the Company's Consolidated Statements of Operations.
The fair value of the loan was determined by considering the fair value of the collateral using valuation techniques, principally the discounted cash flow method, reduced by the amounts committed to the new lender. The observable inputs used in the Company's analysis were limited primarily to the discount rate, which was based on a rate commensurate with the risks and uncertainties of the Borrower. As a result, the fair value of the loan could vary under different conditions or assumptions, including the varying assumptions regarding future cash flows of the Borrower or discount rates.
At September 30, 2015 and 2014, the carrying value of the note receivable was $1.0 million. No triggering events indicating impairment of the note receivable occurred during the fiscal year ended September 30, 2015.
12.    Derivative Instruments
Prior to fiscal year 2014, the Company was a party to foreign exchange contracts to reduce its exposure to changes in foreign exchange rates associated with an order for multiple automated sample management systems. The Company concluded that these foreign currency contracts met the criteria to qualify as a cash flow hedge. Accordingly, the Company reflected changes in the fair value of the effective portion of these foreign currency contracts in accumulated other comprehensive income. In the third quarter of fiscal year 2014, the Company reclassified the realized gain of $0.1 million on these contracts from accumulated other comprehensive income into revenue to coincide with recognition of the hedged transaction. Please refer to Note 15, "Stockholders' Equity", for further information on this reclassification and its impact on the accumulated other comprehensive income and other comprehensive income for the fiscal year 2014. The Company did not recognize any amounts related to hedging ineffectiveness of these contracts in the results of operations for the fiscal year ended September 30, 2014. As of September 30, 2014, the Company did not have any notional amounts outstanding under foreign currency contracts that qualified for cash flow hedge accounting.
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
The Company also enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other income, net" in the accompanying Consolidated Statements of Operations and are as follows for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

	Years Ended September 30,
	2015	2014	2013
Realized gains on derivatives not designated as hedging instruments	$628	$185	$123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at September 30, 2015 and 2015 (in thousands):
September 30, 2015:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,543	Korean Won	October 2015	1,852,000	$—	$(6)
British Pound	2,157	Euro	October 2015	1,600	—	(29)
U.S. Dollar	1,336	Japanese Yen	December 2015	160,000	2	—
U.S. Dollar	662	Taiwan Dollar	October 2015	22,000		(1)
U.S. Dollar	4,308	British Pound	October 2015	6,520	32	—
U.S. Dollar	5,177	Chinese Yuan	October 2015	33,000	15	—
Euro	9,300	U.S. Dollar	October 2015	8,253	40	—
U.S. Dollar	425	Japanese Yen	October 2015	51,000	—	—
U.S. Dollar	457	Israeli Shekel	October 2015	1,800	—	—
					89	(36)
September 30, 2014:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. dollar	1,736	Japanese yen	October 2014 to December 2014	190,000	$—	$11
U.S. dollar	1,395	Euro	October 2014	1,100	—	16
U.S. dollar	656	Taiwan dollar	October 2014	20,000	—	5
U.S. dollar	650	British pound	October 2014	400	—	5
U.S. dollar	731	Israeli shekel	October 2014	2,700	—	5
U.S. dollar	76	Korean won	October 2014	80,000	—	1
British pound	3,513	Euro	October 2014	4,500	—	15
					$—	$58

The fair values of the forward contracts described above are recorded in the Company's Consolidated Balance Sheets as prepaid expenses and other current assets and accrued expenses and other current liabilities.

Stock Warrants
The BioCision warrant agreements contain net share settlement provisions, which permit the Company to pay the warrant exercise price using shares issuable under the warrants (“cashless exercise”). The value of the stock warrants fluctuates primarily in relation to the value of BioCision's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrants are recognized as a component of "Other income, net" in the accompanying Consolidated Statements of Operations. Please refer to Note 6 “Fair Value Measurements” for further information regarding the fair value of the stock warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    Income Taxes
The components of the income tax provision (benefit), excluding amounts related to the discontinued operations, for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Current income tax provision:
Federal	$10	$15	$15
State	56	177	70
Foreign	5,537	1,417	681
Total current income tax provision	5,603	1,609	766
Deferred income tax benefit:
Federal	(1,773)	(2,276)	(5,245)
State	(104)	(35)	(183)
Foreign	(296)	(1,278)	(323)
Total deferred income tax benefit	(2,173)	(3,589)	(5,751)
Income tax provision (benefit)	$3,430	$(1,980)	$(4,985)
The components of income (loss) before income taxes and equity in earnings (losses) of equity method investments for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Domestic	$(1,321)	$(7,338)	$(14,747)
Foreign	19,136	5,643	206
	$17,815	$(1,695)	$(14,541)
The differences between the income tax provision (benefit) and income taxes computed using the applicable U.S. statutory federal tax rate for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Income tax provision (benefit) computed at federal statutory rate	$6,177	$(217)	$(4,257)
State income taxes, net of federal benefit	243	(12)	(101)
Foreign income taxed at different rates	(938)	(596)	493
Dividends	(1,069)	(1,373)	115
Change in deferred tax asset valuation allowance	(36)	453	523
Reduction in uncertain tax positions	(1,207)	(1,236)	(1,022)
Nondeductible compensation	1,325	1,064	474
Tax credits	(1,741)	(704)	(2,002)
Travel and entertainment	314	220	124
Merger costs	228	187	251
Other	134	234	417
Income tax provision (benefit)	$3,430	$(1,980)	$(4,985)
The Company has not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings are considered to be indefinitely reinvested. These earnings amounted to approximately $40.3 million, $25.2 million and $17.5 million, at September 30, 2015, 2014 and 2013, respectively. It is not practicable to compute the estimated deferred tax liability on these earnings as they depend on numerous factors and vary based on the timing of future remittances and the future results of various foreign operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the net deferred tax assets and liabilities as of September 30, 2015 and 2014 are as follows (in thousands):

	September 30,
	2015	2014
Accruals and reserves not currently deductible	$9,602	$12,456
Federal, state and foreign tax credits	22,115	20,434
Other assets	5,939	3,523
Net operating loss carryforwards	63,569	67,380
Inventory reserves and valuation	10,598	9,956
Deferred tax assets	111,823	113,749
Depreciation and intangible amortization	9,388	12,198
Deferred tax liabilities	9,388	12,198
Valuation allowance	(18,797)	(18,354)
Net deferred tax asset	$83,638	$83,197
Management has considered the weight of all available evidence in determining whether a valuation allowance should be established against its deferred tax assets at September 30, 2015. Based on the consideration of both positive and negative evidence, management has concluded that it is more likely than not that a substantial portion of its deferred tax assets will be realized. The positive evidence considered included three year U.S. historical cumulative profitability, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative evidence considered was the volatility of the semiconductor industry in which the Company operates.
The Company maintains a valuation allowance in the United States against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company also maintains a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability. It is reasonably possible that the valuation allowance may change in future periods if future operating results of the U.S. or foreign jurisdictions deviate from the Company's expectations, which would result, in whole or in part, in a non-cash income tax expense or benefit recognized during the period of change.
As of September 30, 2015, the Company had federal, state and foreign net operating loss carryforwards of approximately $133.6 million, $101.1 million and $23.6 million, respectively, and federal and state research and development tax credit carryforwards of approximately $23.8 million available to reduce future tax liabilities, which expire at various dates through 2035. The net operating loss carryforward includes excess deductions related to stock compensation in the amount of $13.0 million which have not been recognized for financial statement purposes. The benefits of these tax deductions will be credited to additional paid-in capital upon being realized.
The Company has performed studies to determine if there are any annual limitations on the federal net operating losses under the Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As a result of these studies, the Company has determined that ownership changes have occurred primarily in connection with acquisitions when the Company has issued stock to the sellers, as well as ownership changes in the subsidiaries acquired by the Company. Certain limitations have been calculated, and the benefits of the net operating losses that will expire before utilization have not been recorded as deferred tax assets in the accompanying Consolidated Balance Sheets. The Company's U.S. net operating losses expire at various dates through 2030.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2015, 2014 and 2013 is as follows (in thousands):

	Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at October 1, 2012	$5,961	$1,644	$7,605
Additions for tax positions of prior years	—	228	228
Additions for tax positions related to acquired entities	116	—	116
Reductions from lapses in statutes of limitations	(944)	(78)	(1,022)
Foreign exchange rate adjustment	14	—	14
Balance at September 30, 2013	5,147	1,794	6,941
Additions for tax positions of prior years	—	286	286
Reductions from lapses in statutes of limitations	(861)	(375)	(1,236)
Foreign exchange rate adjustment	(24)	—	(24)
Balance at September 30, 2014	4,262	1,705	5,967
Additions for tax positions of prior years	—	221	221
Reductions from settlements with taxing authorities	(1,304)	—	(1,304)
Reductions from lapses in statutes of limitations	(734)	(473)	(1,207)
Foreign exchange rate adjustment	(33)	—	(33)
Balance at September 30, 2015	$2,191	$1,453	$3,644
As of September 30, 2015, all of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized benefits as a component of income tax provision (benefit), of which $0.2 million, $0.3 million and $0.2 million was recognized for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The statute of limitations lapsed on several uncertain tax positions in the foreign jurisdictions during fiscal year 2015 that resulted in a $1.2 million reduction in gross unrecognized tax benefits that impacted the effective tax rate. The Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2009. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company's Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $1.3 million.
14.    Postretirement Benefits
Defined Benefit Pension Plans
The Company has two active defined benefit pension plans (collectively, the “Plans”). The Plans cover substantially all of the Company’s employees in Switzerland and Taiwan. Retirement benefits are generally earned based on years of service and the level of compensation during active employment; however, the level of benefits varies within the Plans. Eligibility is determined in accordance with local statutory requirements.
The Company uses September 30th as a measurement date to determine net periodic benefit costs, benefit obligations and the value of plan assets for all plans. The following tables set forth the funded status and amounts recognized in the Company’s Consolidated Balance Sheets as of September 30, 2015 and 2014 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2015	2014
Benefit obligation at beginning of fiscal year	$8,213	$7,107
Service cost	482	406
Interest cost	124	154
Actuarial loss	733	968
Benefits paid	(209)	(141)
Employee contributions	444	—
Settlements paid	(1,795)	—
Foreign currency translation	(331)	(281)
Benefit obligation at end of fiscal year	$7,661	$8,213

Fair value of assets at beginning of fiscal year	$6,131	$5,996
Actual return on plan assets	112	98
Disbursements	(334)	(264)
Employer contributions	306	302
Employee contributions	642	200
Settlements paid	(1,795)	—
Foreign currency translation	(224)	(201)
Fair value of assets at end of fiscal year	$4,838	$6,131

Accrued benefit obligation	$2,823	$2,082
The accumulated benefit obligation of the Plans is $6.9 million and $7.3 million at September 30, 2015 and 2014, respectively. Both Plans have an accumulated benefit obligation and projected benefit obligation in excess of plans' assets at September 30, 2015 and 2014.
The following table provides pension-related amounts and their classification within the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014
Accrued compensation and benefits	$298	$308
Long-term pension liability	2,525	1,774
	2,823	2,082
Accumulated other comprehensive income at September 30, 2015 and 2014 includes unrecognized net actuarial (losses) gains of $(0.2) million and $0.3 million, respectively, and cumulative unrecognized investment losses of $(0.8) million during each fiscal year, respectively.
The components of the Company’s net pension cost for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Service cost	$482	$406	$604
Interest cost	124	154	148
Expected return on plan assets	(210)	(214)	(247)
Amortization of losses	2	2	4
Other	—	—	160
Net periodic pension cost	398	348	669
Settlement loss	232	—	87
Total pension cost	$630	$348	$756

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following changes in Plans' assets and benefit obligations were recognized in other comprehensive income (loss) as of September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014
Net loss	$722	$961
Amortization of net loss	(2)	(2)
Settlement loss	(232)	—
Total recognized in other comprehensive income (loss)	488	959
Total recognized in net periodic pension cost and other comprehensive income (loss)	$886	$1,307

Settlement loss of $(0.2) million was reclassified from accumulated other comprehensive income (loss) into the results of operations during the fiscal year ended September 30, 2015. Please refer to Note 15, "Stockholders' Equity", for further information on this reclassification and its impact on the accumulated other comprehensive income and other comprehensive income for the period then ended.
Weighted-average assumptions used to determine the projected benefit obligation for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows:

	Year Ended September 30,
	2015	2014	2013
Discount rate	0.92%	1.55%	2.15%
Expected return on plan assets	1.78%	2.18%	2.17%
Expected rate of compensation increases	1.65%	1.87%	1.89%

In selecting the appropriate discount rates for the Plans, the Company uses country-specific information, adjusted to reflect the duration of the particular plan. The expected return on plan assets is based on an evaluation of fixed income yield curves and equity return assumption studies applied to the Plans' asset allocations.

The Company bases its determination of pension expense (benefit) on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses represent the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. At September 30, 2015, the Company had cumulative unrecognized investment losses of approximately $0.8 million under the Plans which remain to be recognized in the calculation of the market-related values of assets. At September 30, 2015, the Company had cumulative other actuarial gains of (0.2) million which are amortized into net periodic benefit cost over the average remaining service period of active Plans' participants.

Plan Assets

The fair value of plan assets for the Switzerland Plan and Taiwan Plan were $4.3 million and $0.5 million, respectively, at September 30, 2015. The assets are invested in a collective fund with multiple employers through a Swiss insurance company, which is a customary practice for Swiss pension plans. The Company does not have any rights or an investment authority over the Plan's assets which are invested primarily in highly rated debt securities.

The assets of the Taiwan Plan are invested with a trustee selected by the Taiwan government, and the Company has no investment authority over the Plan's assets.

The allocation of the Plans' assets at September 30, 2015 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2015
Cash	72%
Debt securities	8
Equity securities	7
Other	13
100%
The fair values of pension assets by asset category and by level at September 30, 2015 are as follows (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Swiss Life collective foundation	$—	$4,347	$—	$4,347
Taiwan collective trust	—	491	—	491
Total	$—	$4,838	$—	$4,838
The fair values of pension assets by asset category and by level at September 30, 2014 are as follows (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Swiss Life collective foundation	$—	$5,608	$—	$5,608
Taiwan collective trust	—	523	—	523
Total	$—	$6,131	$—	$6,131
Please refer to Note 6, "Fair Value Measurements" for a description of the levels of inputs used to determine fair value measurements.
Benefit payments expected to be paid over the next five fiscal years and thereafter are as follows (in thousands):

2016	$218
2017	52
2018	53
2019	54
2020	112
Thereafter (through 2025)	748
The Company expects to contribute $0.3 million to the Plans in fiscal year 2016 to meet the minimum funding requirements of the Plans.
Defined Contribution Plans
The Company sponsors a defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code. All United States employees who meet minimum age and service requirements are eligible to participate in the plans. The plans allow employees to invest, on a pre-tax basis, a percentage of their annual salary and bonus subject to statutory limitations. The Company matches a portion of their contributions on a pre-tax basis up to a maximum amount of 4.5% of deferred pay. The expense recognized for the defined contribution plans was $3.0 million, $3.5 million and $3.2 million, respectively, for the fiscal years ended September 30, 2015, 2014 and 2013.
15.    Stockholders’ Equity
Preferred Stock
Total number of shares of preferred stock authorized for issuance was 1,000,000 shares at September 30, 2015 and 2014, respectively. Preferred stock has a par value of $0.01 per share and may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine. There were no shares of preferred stock issued or outstanding at September 30, 2015 or 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income
The following is a summary of the components of accumulated other comprehensive income, net of tax, at September 30, 2015, 2014 and 2013 (in thousands):

	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Pension Liability Adjustments	Total
Balance at September 30, 2012	$24,511	$201	$—	$(1,070)	$23,642
Other comprehensive (loss) income before reclassifications	(2,113)	(114)	14	1,109	(1,104)
Amounts reclassified from accumulated other comprehensive income	—	(21)	—	87	66
Balance at September 30, 2013	22,398	66	14	126	22,604
Other comprehensive (loss) income before reclassifications	(6,296)	(78)	79	(503)	(6,798)
Amounts reclassified from accumulated other comprehensive income	—	(26)	(93)	—	(119)
Balance at September 30, 2014	16,102	(38)	—	(377)	15,687
Other comprehensive income before reclassifications	(9,426)	144	—	(605)	(9,887)
Amounts reclassified from accumulated other comprehensive income	(131)	(3)	—	232	98
Balance at September 30, 2015	$6,545	$103	$—	$(750)	$5,898
Unrealized net holding gains (losses) on available-for-sale marketable securities are reclassified from accumulated other comprehensive income, or AOCI, into results of operations at the time of the securities' sale, as described in Note 5, "Marketable Securities.” Losses on settlements of cash flow hedges are reclassified from AOCI into results of operations at the time of the settlement, as described in Note 12, "Derivative Instruments.” Losses related to defined benefit pension plan settlements are reclassified from AOCI into results of operations at the time of the settlement, as described in Note 14, "Postretirement Benefits.” Losses related to currency translation adjustments were reclassified from AOCI into results of operations upon liquidation of YBA joint venture, as described in Note 9, "Equity Method Investments".
Noncontrolling Interests
Noncontrolling interests represents the minority shareholders’ proportionate share of the equity in the Company’s majority owned subsidiary, Brooks Automation Asia, Ltd., or BAA. The Company has historically consolidated the financial position and results of operations from BAA and presented the portion of the income attributable to the minority shareholders as “Net income attributable to noncontrolling interests” in the Consolidated Statements of Operations. In September 2014, the Company acquired the remaining interest in BAA from the minority shareholders for $3.2 million. Increases in ownership of a consolidated subsidiary are accounted for as equity transactions and as a result, no additional assets or liabilities are recognized upon acquiring additional interest. As of the date of the acquisition, 100% of BAA’s pre-tax income was reflected in the Company’s results of operations. The increase in the Company's proportional share of BAA's results of operations was not material to the Company's results of operations for the fiscal year ended September 30, 2014. The payment to the minority shareholders was classified as a financing activity in the Consolidated Statements of Cash Flows. As a result of this transaction, the Company does not have noncontrolling interests as of September 30, 2015 and 2014, respectively.
16.    Equity Incentive Plans
The Company's equity incentive plans are intended to attract and retain employees and provide an incentive for them to contribute to the Company's long-term growth and achievement of its long-range performance goals. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company's stock, restricted stock and other equity incentives. Stock options generally had a 4 year vesting period and were exercisable for a period not to exceed 10 years from the date of issuance. Restricted stock awards generally have a 3 year vesting period. At September 30, 2015, there were no options outstanding, and a total of 4,928,870 shares were reserved and available for future issuance under the equity incentive plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amended and Restated 2000 Equity Incentive Plan
The primary purpose of the Amended and Restated 2000 Equity Incentive Plan, or the “2000 Plan, is to attract and retain employees and provide an incentive for them to contribute to the Company's long-term growth and achievement of its long-range performance goals. In accordance with the 2000 Plan provisions, the Company may grant (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) options that are not qualified as incentive stock options, or the nonqualified stock options, and (iii) stock appreciation rights, performance awards and restricted stock. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2000 Plan. Options granted out of the 2000 Plan generally vested over four years and expired within ten years from the date of grant. The 2000 Plan provided for the issuance of a maximum of 9,000,000 shares of common stock. The 2000 Plan expired on March 31, 2015. Stock option and restricted stock awards granted out of the 2000 Plan that were canceled or forfeited after February 5, 2015 were available for grant under the 2015 Equity Incentive Plan.
2015 Equity Incentive Plan
The primary purpose of the 2015 Equity Incentive Plan, or the “2015 Plan, is to attract and retain employees and provide an incentive for them to contribute to the Company's long-term growth and achievement of its long-range performance goals. In accordance with the 2015 Plan provisions, the Company may grant (i) stock appreciation rights, performance awards and restricted stock, (ii) options that are not qualified as incentive stock options, or nonqualified stock options, and (iii) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2015 Plan. The 2015 Plan provides for the issuance of a maximum of 5,000,000 shares of common stock in addition to the stock option and restricted stock awards granted out of the 2000 Plan that were canceled or forfeited after February 5, 2015.
Stock Option Activity
The following table summarizes stock option activity for all the aforementioned plans for the fiscal year ended September 30, 2015:

	2015
	Shares	Weighted- Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2014	5,550	0.3 years	$13.20
Forfeited / Expired	(5,550)		$13.20
Outstanding at September 30, 2015	—	0.0 years		$—
Vested at September 30, 2015	—	0.0 years		$—
Exercisable at September 30, 2015	—	0.0 years		$—
Prior to fiscal year 2014, the Company assumed the outstanding options of multiple stock option plans in connection with the acquisition of Helix Technology Corporation, or Helix. At acquisition, 689,622 options to purchase shares of Helix common stock were outstanding and converted into 765,480 options to purchase shares of the Company’s common stock. As of September 30, 2014, a total of 5,550 vested options were outstanding which expired in fiscal year 2015. As of September 30, 2015, no options were outstanding and no shares were available for grant out of the Helix plans.
Options outstanding as of September 30, 2014 had no intrinsic value based on the Company’s closing stock price of $10.51 as of that date. The total intrinsic value of options exercised was $0 during fiscal year 2013. Cash proceeds received from option exercises were $0 during fiscal year 2013. The Company settled option exercises with newly issued shares of common stock. There were no options exercised during fiscal years 2015 and 2014, respectively.
As of September 30, 2015, the Company had no future unrecognized stock-based compensation expense related to stock options.
Restricted Stock Activity
The following table summarizes restricted stock activity for the fiscal year ended September 30, 2015:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2014
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2014	2,726,485	$11.05
Granted	1,513,281	$11.89
Vested	(709,619)	$9.40
Forfeited	(272,734)	$10.40
Outstanding at September 30, 2015	3,257,413	$9.95
The weighted average grant date fair value of restricted stock granted during fiscal years 2015, 2014 and 2013 was $11.89, $9.49 and $9.33 per share, respectively. The fair value of restricted stock units vested during fiscal years 2015, 2014 and 2013 was $8.4 million, $5.6 million and $7.3 million, respectively.
As of September 30, 2015, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $11.2 million and is expected to be recognized over an estimated weighted average amortization period of 1.7 years.
The Company issues restricted stock units which vest upon the satisfaction of certain performance conditions and / or service conditions. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The Company grants restricted stock units that vest over a required service period and awards for which vesting is dependent upon achieving certain operating performance goals. Restricted stock units granted with performance goals have a required service period. The following table reflects restricted stock units granted, including 8,500 of time-based awards related to the discontinued operation, during fiscal years ended September 30, 2015, 2014 and 2013:

	Total Units	Time-Based Units	Stock Grants	Performance-Based Units
Year ended September 30, 2015	1,513,281	597,250	69,281	846,750
Year ended September 30, 2014	1,517,057	596,212	82,095	838,750
Year ended September 30, 2013	1,471,977	716,625	77,977	677,375
Time-Based Grants
Units granted with a required service period typically have three year vesting schedules in accordance with which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements. The Company granted 69,281 shares, 82,095 shares and 77,977 shares, respectively, during fiscal years 2015, 2014 and 2013 to the Company’s Board of Directors that vested immediately.
Performance-Based Grants
Performance-based units are earned based on the achievement of performance criteria established by the Company’s Human Resources, Compensation Committee and the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.
Performance-based awards granted in fiscal years 2014 and 2013 included provisions that allowed participants to earn 100% of the targeted number of performance-based awards if the Company’s performance met targets, and up to a maximum of 200% of the performance-based awards if the Company’s performance significantly exceeded the targets. Performance below the minimum threshold resulted in award forfeitures. The measurement of achievement against the performance goals for performance-based units granted in fiscal year 2014 and 2013 occurred at the end of each fiscal year to determine the number of earned units eligible for subsequent vesting. One-half of the earned units vest at the second anniversary of the grant date and one-half of the earned units vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.
The Company significantly exceeded the fiscal year 2014 financial goals associated with the performance-based awards granted in fiscal year 2014. In accordance with the award terms, a total of 1,297,546 units, or 154.7%, were eligible for subsequent vesting, subject to award holders satisfying the service requirements, which resulted in an increase of 458,796 units over the target grant amount of 838,750 units. Units granted to the employees of the Granville-Phillips

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

business were forfeited upon completion of the sale.
The Company performed below the target levels relative to the criteria outlined in the awards granted in fiscal year 2013. As a result, 460,615 units, or 68.0%, of performance-based awards granted in fiscal year 2013 were eligible for subsequent vesting, subject to award holders satisfying the service requirements, which resulted in a decrease of 216,760 units under the target grant amount of 716,625 units.
Performance-based awards granted in fiscal year 2015 include provisions similar to fiscal 2014 awards and allow participants to earn threshold, target and maximum award amounts ranging from 0% of the award for performance below the minimum threshold, 100% of the award for performance at target amount and up to a maximum of 200% of the award if the Company’s performance significantly exceeds the target goals.
Sixty percent of the performance-based units granted in fiscal year 2015 had certain performance goals that were measured at the end of fiscal year 2015 to determine the number of earned units eligible for subsequent vesting. The Company performed below the target levels relative to the performance criteria for these awards and as a result these awards were not eligible for subsequent vesting, which resulted in a a decrease of 508,050 units from the target grant amount of 846,750 units.
Forty percent of the performance-based units granted in fiscal year 2015 have certain performance goals to be measured over a three year period at the end of fiscal year 2017 to determine the number of earned units eligible for subsequent vesting. Earned units vest on the third anniversary of the grant date, subject to award holders satisfying the service requirements. 338,700 units, or 40.0%, of performance-based awards granted in fiscal year 2015 are eligible for subsequent vesting, subject to award holders satisfying the service requirements.
1995 Employee Stock Purchase Plan
On February 22, 1996, the stockholders approved the 1995 Employee Stock Purchase Plan, or the 1995 Plan, which enables eligible employees to purchase shares of the Company’s common stock. Under the 1995 Plan, eligible employees may purchase up to an aggregate of 3,000,000 shares during six-month offering periods commencing on February 1 and August 1 of each year at a share price of 85% of the lower of the Company’s closing stock price on the first or last day of each six-month offering period. On February 8, 2012, the stockholders approved an amendment to the 1995 Plan to increase the number of shares of the Company’s common stock available for issuance by 1,000,000 shares, from 3,000,000 to 4,000,000 shares. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under the 1995 Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. As of September 30, 2015, 3,551,345 shares of common stock have been purchased under the 1995 Plan and 448,655 shares remain available for purchase.
17.    Restructuring and Other Charges
Fiscal Year 2015 Activities
The Company recorded restructuring charges of $4.7 million in fiscal year 2015, which included severance costs of $3.4 million and facility-related costs of $1.3 million as a result of actions taken to reduce the workforce in order to improve the cost structure and ongoing cost discipline. These costs resulted from the consolidation of certain administrative functions in the Brooks Life Science Systems segment, the on-going transition of manufacturing certain products to a third party contract manufacturer and actions taken to reduce the workforce in order to improve the Company's cost structure and ongoing cost discipline.
Severance costs of $3.4 million related to the reduction in workforce reductions of approximately 93 positions across all of the Company's reportable segments and its corporate function. Total severance costs included charges related to the outsourcing of certain manufacturing operation along with certain products from the DMS business and Brooks Life Sciences Systems segment, as well as workforce reductions related to the integration of acquisitions and other cost reduction initiatives.
Facility exit costs of $1.3 million which consisted of lease payments and fixed asset write-offs associated with the Company's efforts to reduce the space used in its operations.
Fiscal Year 2014 Activities
The Company recorded restructuring charges of $6.3 million in fiscal year 2014. These charges were related primarily to the Company's decision to discontinue certain product lines in the Brooks Life Science Systems and Brooks Product Solutions segments, the on-going transition of manufacturing cryochillers and compressors within the Company's Polycold product line to a third party contract manufacturer and other global programs designed to improve the Company’s cost structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring charges of $6.3 million recorded in fiscal year 2014 consisted of $5.7 million of severance costs and $0.6 million of facility-related costs.
Severance costs of $5.7 million included charges related to the outsourcing of the Polycold manufacturing operation and workforce-related charges resulting from reductions of approximately 70 positions. Severance charges incurred during fiscal year 2014 by the Brooks Product Solutions segment, the Brooks Global Services segment and the Brooks Life Science Systems segment amounted to $2.4 million, $0.4 million and $1.6 million, respectively. In addition to these severance charges, the Brooks Life Science Systems segment recorded a charge of $1.3 million related to the reduction of positions within the corporate and sales functions. Total severance charges related to the outsourcing of the Polycold manufacturing operation were $1.2 million and consisted of severance and retention fees. The charge for this program was recorded ratably over the period from notification of the closing in October 2012 to the actual service end date in September 2014.
Facility-related costs of $0.6 million consisted of lease payments and fixed asset write-offs associated with the Company's efforts to reduce the space used in its operations.
In addition to the workforce and facility-related charges described above, the Company recorded $0.3 million of inventory write-offs associated with discontinuing certain product lines. Inventory write-offs are included in cost of revenue in the accompanying Consolidated Statements of Operations.
Fiscal Year 2013 Activities
The Company recorded a restructuring charge of $6.4 million in fiscal year 2013. These charges were related primarily to workforce reductions implemented to consolidate the operations of Crossing into the Company's operations, the transition of manufacturing cryochillers and compressors within the Company's Polycold product line to a third party contract manufacturer and other programs designed to improve the Company's cost structure.
Restructuring costs of $6.4 million recorded in fiscal year 2013 consisted of $5.5 million of severance costs and $0.8 million of facility-related costs. Severance costs incurred in fiscal year 2013 were related to the workforce reduction of approximately 200 positions. Severance charges incurred during fiscal year 2013 by the Brooks Product Solutions segment, the Brooks Global Services segment and the Brooks Life Science Systems segment amounted to $2.5 million, $1.1 million and $1.5 million, respectively, and were related primarily to the reduction of corporate positions. In addition to these severance charges, the Brooks Life Science Systems segment recorded a charge of $0.4 million related to the consolidation of positions within its administrative function.
In addition to the workforce and facility-related charges described above, the Company recorded a charge of $0.1 million related to a partial settlement of a defined benefit pension plan covering substantially all of the Company’s Swiss employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of activity related to the Company’s restructuring and other charges, excluding amounts related to the discontinued operations, for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

	Fiscal Year 2015 Activity
	Balance September 30, 2014	Expenses	Payments	Balance September 30, 2015
Facility and other contract termination costs	$71	$1,204	$(842)	$433
Workforce-related termination benefits	3,404	3,213	(4,977)	1,640
	$3,475	$4,417	$(5,819)	$2,073

	Fiscal Year 2014 Activity
	Balance September 30, 2013	Expenses	Payments	Balance September 30, 2014
Facility and other contract termination costs	$155	$583	$(667)	$71
Workforce-related termination benefits	1,257	5,706	(3,559)	3,404
	$1,412	$6,289	$(4,226)	$3,475

	Fiscal Year 2013 Activity
	Balance September 30, 2012	Expenses	Payments	Balance September 30, 2013
Facility and other contract termination costs	$—	$818	$(663)	$155
Workforce-related termination benefits	$2,098	$5,475	$(6,316)	1,257
	$2,098	$6,293	$(6,979)	$1,412
Accrued restructuring costs of $2.1 million as of September 30, 2015 are expected to be paid during fiscal year 2016.
18.    Segment and Geographic Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Chief Executive Officer is the Company's chief operating decision maker.
The Company reports its financial results for three operating and reportable segments: (i) Brooks Product Solutions, (ii) Brooks Global Services and (iii) Brooks Life Science Systems.
The Brooks Product Solutions segment provides a variety of products and solutions that enable improved throughput and yield in controlled operating environments. Those products include atmospheric and vacuum robots, robotic modules and tool automation systems that provide precision handling and clean wafer environments, as well as vacuum pumping and thermal management solutions used to create and control critical process vacuum applications.
The Brooks Global Services segment provides an extensive range of support services, including repair services, diagnostic support services and installation services in support of the products from the Company's Brooks Product Solutions segment, which enable its customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts to maximize customer tool productivity.
The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, as well as parts and support services to a wide range of life science customers, including pharmaceutical companies, biotechnology companies, biobanks, national laboratories, research institutes and research universities.
The Company evaluates the performance of its segments and allocates resources to them based on their revenue, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets (excluding completed technology), restructuring and other charges, pension settlement, in-process research and development, as well as other unallocated corporate expenses are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon multiple cost drivers associated with the respective administrative function, including segment revenue, headcount, or benefits that each segment derives from a specific administrative function. Segment assets exclude cash, cash equivalents, restricted cash, marketable securities, deferred tax assets, assets held for sale and equity method investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is the summary of the financial information for the Company’s operating and reportable segments, excluding amounts related to the discontinued operations, for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Fiscal year ended September 30, 2015:
Revenue
Product	$389,425	$17,154	$50,832	$457,411
Services	703	77,355	17,239	95,297
Segment revenue	$390,128	$94,509	$68,071	$552,708
Gross profit	$138,446	$32,933	$17,726	$189,105
Segment operating income (loss)	35,780	13,915	(19,580)	30,115
Depreciation expense	3,832	480	1,295	5,607
Assets	260,011	57,058	110,910	427,979
Fiscal year ended September 30, 2014:
Revenue
Product	$325,639	$14,978	$46,415	$387,032
Services	—	79,083	16,733	95,816
Segment revenue	$325,639	$94,061	$63,148	$482,848
Gross profit	$111,746	$32,168	$23,423	$167,337
Segment operating income (loss)	10,836	12,451	(8,431)	14,856
Depreciation expense	8,316	2,361	2,022	12,699
Assets	252,944	58,678	103,498	415,120
Fiscal year ended September 30, 2013:
Revenue
Product	$290,523	$13,152	$31,336	$335,011
Services	—	75,477	11,952	87,429
Segment revenue	$290,523	$88,629	$43,288	$422,440
Gross profit	$91,255	$26,912	$14,140	$132,307
Segment operating income (loss)	1,116	9,592	(12,380)	(1,672)
Depreciation expense	8,698	2,746	2,256	13,700
Assets	226,759	59,762	105,221	391,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the Company’s operating and reportable segments' operating income (loss) and segment assets to the corresponding amounts presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

	As of and for the Year Ended September 30,
	2015	2014	2013
Segment operating income (loss)	$30,115	$14,856	$(1,672)
Other unallocated corporate expenses	856	5,096	3,002
Amortization of acquired intangible assets	7,656	6,170	5,694
Impairment of acquired intangible assets	—	—	50
Restructuring and other charges	4,713	6,289	6,380
Total operating income (loss)	$16,890	$(2,699)	$(16,798)

Segment assets	$427,979	$415,120
Cash, cash equivalents and marketable securities	214,030	245,456
Deferred tax assets	89,959	86,572
Assets held for sale	2,900	—
Equity method investments	24,286	28,944
Other unallocated corporate net assets	500	1,946
Total assets	$759,654	$778,038
Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Net revenue by geographic area for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
North America	$199,103	$174,343	$177,779
Asia / Pacific	121,765	198,695	154,358
Europe	231,840	109,810	90,303
	$552,708	$482,848	$422,440
The majority of our net revenue in North America is generated in the United States.
Property, plant and equipment by geographic area as of September 30, 2015 and 2014 are as follows (in thousands):

	September 30,
	2015	2014
North America	$36,402	$40,232
Asia / Pacific	2,104	870
Europe	3,349	9,081
	$41,855	$50,183
19.    Significant Customers
The Company had one customer that accounted for more than 10% of its consolidated revenue, at 12%, 11%, and 11%, respectively, in the fiscal years ended September 30, 2015, 2014 and 2013. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at September 30, 2015 or 2014.
For purposes of determining the percentage of revenue generated from any of the Company's original equipment manufacturer, or OEM, customers, the Company does not include revenue from products sold to contract manufacturer customers who in turn sell to the OEM's. If the Company included revenue from products sold to contract manufacturer customers supporting the Company's OEM customers, the percentage of the Company's total revenue derived from certain OEM customers would be higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.    Supplementary Balance Sheet Information
The following is a summary of accounts receivable at September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014
Accounts receivable	$87,582	$81,270
Less allowance for doubtful accounts	(1,019)	(1,031)
Less allowance for sales returns	(115)	(133)
	$86,448	$80,106
The allowance for doubtful accounts activity for the fiscal years ended September 30, 2015, 2014 and 2013 is as follows (in thousands):

Description	Balance at Beginning of Period	Provisions	Reversals of Bad Debt Expense	Write-offs and Adjustments	Balance at End of Period
2015 Allowance for doubtful accounts	$1,031	$—	$—	$12	$1,019
2014 Allowance for doubtful accounts	863	438	(315)	45	1,031
2013 Allowance for doubtful accounts	851	48	(143)	107	863
As part of the acquisition of Crossing in fiscal year 2013, the Company acquired a contract in which a certain customer has a right of return on the purchase of spare parts. The allowance for returns activity for the fiscal years ended September 30, 2015, 2014 and 2013 is as follows (in thousands):

Description	Balance at Beginning of Period	Provisions	Write-offs and Adjustments	Balance at End of Period
2015 Allowance for sales returns	$133	$(18)	$—	$115
2014 Allowance for sales returns	114	19	—	133
2013 Allowance for sales returns	—	72	42	114
The following is a summary of inventories at September 30, 2015 and 2014, excluding amounts related to discontinued operations (in thousands):

	September 30,
	2015	2014
Inventories
Raw materials and purchased parts	$62,441	$57,250
Work-in-process	21,563	20,068
Finished goods	16,615	16,249
	$100,619	$93,567
Reserves for excess and obsolete inventory, excluding amounts related to discontinued operations, were $23.8 million,$26.0 million, $24.2 million and $23.2 million, respectively, at September 30, 2015, 2014, 2013 and 2012. The Company recorded charges to reserves for excess and obsolete inventory of $7.9 million, $6.9 million and $5.4 million, respectively, in fiscal years 2015, 2014 and 2013. Reductions of the reserves for excess and obsolete inventory were related to inventory disposals and amounted to $10.3 million, $5.1 million and $4.3 million, respectively, in fiscal years 2015, 2014 and 2013.
The Company establishes reserves for estimated cost of product warranties developed based on historical information. Product warranty reserves are recorded at the time product revenue is recognized, and retrofit accruals are recorded at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the Company.
The following is a summary of product warranty and retrofit activity on a gross basis, excluding amounts related to discontinued operations, for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amount
Balance at September 30, 2012	$7,246
Adjustments for acquisitions and divestitures	1,187
Accruals for warranties during the year	9,968
Costs incurred during the year	(11,141)
Balance at September 30, 2013	7,260
Adjustments for acquisitions and divestitures	364
Accruals for warranties during the year	9,969
Costs incurred during the year	(11,094)
Balance at September 30, 2014	6,499
Adjustments for acquisitions and divestitures	81
Accruals for warranties during the year	9,917
Costs incurred during the year	(10,408)
Balance at September 30, 2015	$6,089
21.    Commitments and Contingencies
Capital Lease Obligation

During fiscal year 2015, the Company was leasing the building and the related land on its Chelmsford, Massachusetts campus. The Company began leasing the building in fiscal year 2002 and exercised a renewal option in March 2014 to extend the lease term until March 2018 and purchase the building at the end of the lease period. During fiscal year 2014, the Company recorded the assets and the associated capital lease obligation at the net present value of the minimum lease payments in its Consolidated Balance Sheets. The net present value of the minimum lease payments was allocated to the building and the land based on their relative fair values. As of September 30, 2014, the cost of the building and the land under the capital lease was $6.4 million and $2.1 million, respectively.

On September 30, 2015, the Company purchased the building and the related land for a total price of $8.4 million and derecognized the associated capital lease obligation of $7.8 million. The difference of $0.6 million between the purchase price of $8.4 million and the capital lease obligation of $7.8 million was recorded an adjustment to the acquisition cost of the building and land of $6.6 million and $2.3 million, respectively, which were classified as property, plant and equipment in the accompanying Consolidated Balance Sheets as of September 30, 2015. Depreciation expense related to the building is computed using the straight-line method over the estimated useful life of the asset. Accumulated amortization related to the building was $0.2 million and $0.1 million, respectively, at September 30, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Leases Commitments
The Company leases manufacturing and office facilities and certain equipment under non-cancelable operating leases that expire throughout 2020. Rent expense under the operating leases, excluding costs recorded as a component of restructuring charges, was $6.5 million, $8.2 million and $8.4 million, respectively, for the fiscal years ended September 30, 2015, 2014 and 2013.
Future minimum lease commitments on non-cancelable operating leases as of September 30, 2015 are as follows (in thousands):

Year ended September 30,	Amount
2016	$3,097
2017	2,012
2018	1,309
2019	638
2020	86
Thereafter	—
$7,142
The Company utilizes a third party to manage its manufacturing operations in Mexico. As a part of this arrangement, the Company makes and guarantees the monthly payments for a lease of its Mexico facility which expires in January 2018. The remaining payments under the lease were approximately $1.0 million at September 30, 2015.
Letters of Credit
At September 30, 2015, the Company had $3.5 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called in fiscal year 2015, and the Company currently does not anticipate any of these obligations to be called in the near future.
Purchase Commitments
The Company has non-cancelable contracts and purchase orders for inventory of $77.2 million at September 30, 2015.
Contingencies
The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that the Company's assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated financial position or results of operations in particular quarterly or annual periods.
22.    Subsequent Events

On November 4, 2015, the Company entered into an agreement and plan of merger with BioStorage Technologies, Inc. (“BioStorage”), pursuant to which the Company has agreed to acquire all the outstanding capital stock of BioStorage for an aggregate purchase price of $127.0 million, subject to adjustment for working capital and other items. The transaction is expected to close in first quarter of fiscal year 2016 and is subject to customary closing conditions, including regulatory approvals.  The acquisition is expected to enhance the Company’s ability to offer its customers a full solution for biological sample storage.
On November 4, 2015, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on December 22, 2015 to common stockholders of record as of December 4, 2015. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company's actual cash flow from operations, its financial condition and capital requirements, as well as any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our assessment, we concluded that, as of September 30, 2015, our internal control over financial reporting was effective.
Our audited consolidated financial statements include the results of FluidX Ltd., or FluidX, and Contact Co., Ltd., or Contact, that were acquired on October 1, 2014 and August 14, 2015, respectively. The scope of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 does not include the internal controls of FluidX and Contact as management determined that it would not be practical to conduct a sufficiently comprehensive assessment of the internal controls of FluidX and Contact based on the date of the acquisition and managements’ other time commitments. Guidance issued by the Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our consolidated revenue for the fiscal year ended September 30, 2015 was $552.7 million, of which FluidX and Contact represented $15.0 million . Our total assets as of September 30, 2015 were $759.7 million, of which FluidX and Contact tangible assets represented $31.9 million. Our net assets as of September 30, 2015 were $632.0 million, of which FluidX and Contact represented $23.4 million.
The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in the following report:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Brooks Automation, Inc.
Chelmsford, Massachusetts
We have audited Brooks Automation Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brooks Automation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FluidX Ltd., or FluidX, and Contact Co., Ltd., or Contact, that were acquired on October 1, 2014 and August 14, 2015, respectively, and which are included in the consolidated balance sheets of Brooks Automation, Inc. as of September 30, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the fiscal year then ended. FluidX and Contact constituted 4% and 4% of total assets and net assets, respectively, as of September 30, 2015, and 3% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of FluidX and Contact because of the timing of the acquisitions which were completed on October 1, 2014 and August 14, 2015, respectively. Our audit of internal control over financial reporting of Brooks Automation, Inc. also did not include an evaluation of the internal control over financial reporting of FluidX and Contact.
In our opinion, Brooks Automation, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Brooks Automation, Inc. as of September 30, 2015 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended September 30, 2015 and our report dated November 5, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Boston, Massachusetts
November 5, 2015

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is contained in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed by us within 120 days after the close of our fiscal year, or the 2016 Proxy Statement, under the caption "Proposal No. 1-Election of Directors," "Other Matters-Section 16(a) Beneficial Ownership Compliance," "Other Matters-Standards of Conduct," "Other Matters-Stockholder Proposals and Recommendations for Directors" and "Corporate Governance" and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item 11 is contained under the caption "Corporate Governance and Director Compensation" and "Executive Officers" in the 2016 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is contained under the caption "General Information-Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the 2016 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is contained under the caption "Related Party Transactions" and "Corporate Governance and Director Compensation" in the 2016 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item 14 is contained under the caption "Independent Auditor Fees and Other Matters" in the 2016 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.
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

3.02	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 of the Company's current report on Form 8-K, filed on February 11, 2008).

4.01	Specimen Certificate for shares of the Company's common stock (incorporated herein by reference to the Company's registration statement on Form S-3 (Reg. No. 333-88320), filed on May 15, 2002).

10.01	U.S. Robot Supply Agreement, made as of June 30, 2006, by and between Brooks Automation, Inc. and Yaskawa Electric Corporation (incorporated herein by reference to Exhibit 10.02 to the 2010 10-K).

10.02
Basic agreement between the Company and Ulvac Corporation dated August 17, 1981 (incorporated herein by reference to Exhibit 10.13 of the registration statement on Form S-2 (Reg. No. 2-84880) filed by Helix Technology Corporation).

10.03
Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to the Company's registration statement on Form S-1 (Reg. No. 333-87296), filed on December 13, 1994 (the “Brooks S-1”)).

10.04
Employment Agreement, effective as of April 5, 2010, by and between Brooks Automation, Inc. and Stephen S. Schwartz (incorporated herein by reference to Exhibit 10.01 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed on May 6, 2010).

10.05
Offer letter dated December 1, 2011 between the Company and Mark D. Morelli (incorporated herein by reference to Exhibit 10.08 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 2012, as filed on November 21, 2012 (the “2012 10-K”)).

10.06
Letter Agreement dated June 4, 2015 between Brooks Automation, Inc. and Mark D. Morelli (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 9, 2015).

10.07	Offer letter dated September 5, 2013 between the Company and Lindon G. Robertson (incorporated herein by reference to Exhibit 10.11 to the Company's 2013 10-K, filed on November 22, 2013).

10.08
Letter Agreement dated June 4, 2015 between Brooks Automation, Inc. and Lindon G. Robertson (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 9, 2015).

10.09
Offer Letter dated June 12, 2014 between the Company and David C. Gray (incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2014, filed on February 5, 2015).

10.10	Form of Non-competition Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 9, 2015).

10.11	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on June 9, 2015).

10.12	1995 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the 2010 10-K).

10.13
Second Amended and Restated 2000 Equity Incentive Plan, restated as of May 7, 2013 (incorporated herein by reference to Exhibit 10.01 to the Company's current report on Form 8-K, filed on May 9, 2013).

10.14	Form of 2000 Equity Incentive Plan New Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to the 2010 10-K).

10.15	Form of 2000 Equity Incentive Plan Existing Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the 2010 10-K).

10.16	Form of 2000 Equity Incentive Plan Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 to the 2010 10-K).

10.17	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 5, 2015).

10.18	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 to the 2010 10-K).

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

10.23	Lease, dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee (incorporated herein by reference to Exhibit 10.30 to the 2010 10-K).

10.24
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

101
The following material from the Company's Annual Report on Form 10-K, for the year ended September 30, 2015, formatted in XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

By:	/S/ STEPHEN S. SCHWARTZ
Stephen S. Schwartz Chief Executive Officer
Date: November 5, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN S. SCHWARTZ	Director and Chief Executive Officer	November 5, 2015
Stephen S. Schwartz	(Principal Executive Officer)

/S/ LINDON G. ROBERTSON	Executive Vice President and	November 5, 2015
Lindon G. Robertson	Chief Financial Officer
(Principal Financial Officer)

/S/ DAVID PIETRANTONI	Vice President - Finance and	November 5, 2015
David Pietrantoni	Corporate Controller
(Principal Accounting Officer)

/S/ A. CLINTON ALLEN	Director	November 5, 2015
A. Clinton Allen

/S/ ROBYN C. DAVIS	Director	November 5, 2015
Robyn C. Davis

/S/ JOSEPH R. MARTIN	Director	November 5, 2015
Joseph R. Martin

/S/ JOHN K. MCGILLICUDDY	Director	November 5, 2015
John K. McGillicuddy

/S/ KRISHNA G. PALEPU	Director	November 5, 2015
Krishna G. Palepu

/S/ KIRK P. POND	Director	November 5, 2015
Kirk P. Pond

/S/ ALFRED WOOLLACOTT III	Director	November 5, 2015
Alfred Woollacott III

/S/ MARK S. WRIGHTON	Director	November 5, 2015
Mark S. Wrighton

/S/ ELLEN M. ZANE	Director	November 5, 2015
Ellen M. Zane