Form 10-Q
period 2015-12-31
BROOKS AUTOMATION INC
filed 2016-02-03
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, January 28, 2016: common stock, $0.01 par value and 68,439,576 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	December 31, 2015	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$55,572	$80,722
Marketable securities	41	70,021
Accounts receivable, net	102,889	86,448
Inventories	99,894	100,619
Deferred tax assets	18,917	17,609
Assets held for sale	2,869	2,900
Prepaid expenses and other current assets	16,856	15,158
Total current assets	297,038	373,477
Property, plant and equipment, net	54,719	41,855
Long-term marketable securities	9,614	63,287
Long-term deferred tax assets	58,617	70,476
Goodwill	202,347	121,408
Intangible assets, net	93,287	55,446
Equity method investments	23,814	24,308
Other assets	9,598	9,397
Total assets	$749,034	$759,654
Liabilities and Stockholders' equity
Current liabilities
Accounts payable	$38,812	$44,890
Deferred revenue	28,245	17,886
Accrued warranty and retrofit costs	5,767	6,089
Accrued compensation and benefits	14,494	20,401
Accrued restructuring costs	1,654	2,073
Accrued income taxes payable	4,880	6,111
Deferred tax liabilities	1,154	1,251
Accrued expenses and other current liabilities	21,149	15,550
Total current liabilities	116,155	114,251
Long-term tax reserves	2,953	3,644
Long-term deferred tax liabilities	2,917	3,196
Long-term pension liabilities	3,115	3,118
Other long-term liabilities	3,660	3,400
Total liabilities	128,800	127,609
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 81,901,445 shares issued and 68,439,576 shares outstanding at December 31, 2015; 81,093,052 shares issued and 67,631,183 shares outstanding at September 30, 2015	819	811
Additional paid-in capital	1,846,863	1,846,357
Accumulated other comprehensive income	5,074	5,898
Treasury stock at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,031,566)	(1,020,065)
Total stockholders' equity	620,234	632,045
Total liabilities and stockholders' equity	$749,034	$759,654

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2015	2014
Revenue
Product	$89,180	$99,730
Services	30,775	23,006
Total revenue	119,955	122,736
Cost of revenue
Product	58,150	70,220
Services	21,251	13,428
Total cost of revenue	79,401	83,648
Gross profit	40,554	39,088
Operating expenses
Research and development	13,278	13,489
Selling, general and administrative	34,121	29,411
Restructuring and other charges	1,475	2,668
Total operating expenses	48,874	45,568
Operating loss	(8,320)	(6,480)
Interest income	205	251
Interest expense	(3)	(102)
Other (loss) income, net	(59)	1,019
Loss before income taxes and equity in earnings (losses) of equity method investments	(8,177)	(5,312)
Income tax benefit	(3,370)	(3,110)
Loss before equity in earnings (losses) of equity method investments	(4,807)	(2,202)
Equity in earnings (losses) of equity method investments	159	(532)
Net loss	(4,648)	(2,734)
Basic net loss per share	$(0.07)	$(0.04)
Diluted net loss per share	$(0.07)	$(0.04)
Dividend declared per share	$0.10	$0.10

Weighted average shares outstanding used in computing net loss per share:
Basic	68,130	67,126
Diluted	68,130	67,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended December 31,
	2015	2014
Net loss	$(4,648)	$(2,734)
Other comprehensive income (loss), net of tax:
Cumulative foreign translation adjustments	(713)	(4,142)
Unrealized loss on marketable securities, net of tax effects of $(48) and $24 during the three months ended December 31, 2015 and 2014	(119)	(65)
Actuarial gain, net of tax effects of ($2) and ($5) during the three months ended December 31, 2015 and 2014	8	22
Total other comprehensive income (loss), net of tax	(824)	(4,185)
Comprehensive loss, net of tax	$(5,472)	$(6,919)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,648)	$(2,734)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,445	6,403
Stock-based compensation	4,714	3,483
Amortization of premium on marketable securities	274	336
Undistributed (earnings) losses of equity method investments	(159)	532
Deferred income tax benefit	(3,797)	(4,107)
Loss on disposal of long-lived assets	—	2
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	218	4,973
Inventories	119	(236)
Prepaid expenses and other current assets	(1,697)	1,754
Accounts payable	(7,639)	2,117
Deferred revenue	8,872	705
Accrued warranty and retrofit costs	(305)	(290)
Accrued compensation and benefits	(10,059)	(9,333)
Accrued restructuring costs	(407)	519
Accrued expenses and other current liabilities	(4,308)	(1,089)
Net cash (used in) provided by operating activities	(12,377)	3,035
Cash flows from investing activities
Purchases of property, plant and equipment	(2,486)	(1,576)
Purchases of marketable securities	(12,901)	(22,269)
Sales and maturities of marketable securities	135,873	32,201
Disbursement for a loan receivable	(300)	—
Acquisitions, net of cash acquired	(125,498)	(15,428)
Purchases of other investments	—	(2,500)
Net cash used in investing activities	(5,312)	(9,572)
Cash flows from financing activities
Principal repayments of capital lease obligations	—	(121)
Common stock dividends paid	(6,844)	(6,731)
Net cash used in financing activities	(6,844)	(6,852)
Effects of exchange rate changes on cash and cash equivalents	(617)	(2,966)
Net decrease in cash and cash equivalents	(25,150)	(16,355)
Cash and cash equivalents, beginning of period	80,722	94,114
Cash and cash equivalents, end of period	$55,572	$77,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments, which are of a normal and recurring nature, and necessary for a fair statement of the financial position and results of operations and cash flows for the periods presented have been reflected in the accompanying unaudited consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2015 (the "2015 Annual Report on Form 10-K").

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue recognized using the percentage of completion method, pension obligations and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances, future projections that management believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they occur and become known.
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance to simplify the presentation of deferred income tax assets and liabilities in a statement of financial position. Deferred income tax assets, net of a corresponding valuation allowance, and liabilities related to a particular tax-paying component of an entity within a particular tax jurisdiction shall be offset and presented as a single noncurrent amount in a statement of financial position. Deferred income tax assets and liabilities attributable to different tax-paying components of an entity or different tax jurisdictions shall not be offset and be presented separately. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The guidance can be adopted via either a prospective or a retrospective approach for all deferred income tax assets and liabilities presented in a statement of financial position. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.
In September 2015, the FASB issued a new accounting guidance to simplify the presentation of measurement-period adjustments recognized in business combinations. Measurement-period adjustments will no longer be recognized by the acquirer retrospectively and will be recorded by the acquirer during the period in which they were determined. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively to the adjustments that occur after the effective date of the guidance. Early adoption is permitted for the financial statements that have not been issued, and the Company adopted the guidance during the three months ended December 31, 2015 to simplify the presentation of the measurement period adjustments in its consolidated financial statements. During the three months ended December 31, 2015, the Company recorded a measurement period adjustment of $1.1 million related to the acquisition of Contact Co., Ltd and recognized its impact in the accompanying consolidated balance sheets as of the period then ended in accordance with the provisions of the newly adopted guidance. There was no impact on the results of operations during the three months ended December 31, 2015 as a result of this adjustment. This adjustment would have been applied retrospectively and recognized as a reclassification in the accompanying consolidated balance sheets as of September 30, 2015 in accordance with provisions of the previous guidance.

In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. A strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and is applied prospectively. The Company adopted the guidance during the first quarter of fiscal year 2016. The guidance did not have an impact on the Company's financial position and the results of operations.
Other
For further information with regard to the Company's Significant Accounting Policies, please refer to Note 2 "Summary of Significant Accounting Policies" of the Company's Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K.
3. Marketable Securities
The Company invests in marketable securities that are classified as available-for-sale and recorded at fair value in the Company's unaudited Consolidated Balance Sheets. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date.
Unrealized gains and losses are excluded from earnings and reported as a separate component of Accumulated Other Comprehensive Income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations. During the three months ended December 31, 2015, the Company sold marketable securities with a fair value of $124.0 million and amortized cost of $124.2 million and recognized gross losses of approximately $141,000 and gross gains of approximately $3,000 on sale of marketable securities. The Company collected cash proceeds of $123.5 million from the sale of marketable securities and reclassified unrealized net holding losses of $138,000 on the marketable securities from accumulated other comprehensive income into "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations as a result of this transaction. Unrealized losses on available for sale securities presented as a component of Accumulated Other Comprehensive Income were $17,000 and $102,300, respectively, at December 31, 2015 and September 30, 2015. Net unrealized holding gains on available for sale securities recorded as a component of Other Comprehensive Income (Loss) before the impact of reclassifications were approximately $19,000 and $65,000, respectively, during the three months ended December 31, 2015 and 2014.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of December 31, 2015 and September 30, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
U.S. Treasury securities and obligations of U.S. government agencies	$2,003	$—	$(12)	$1,991
Corporate securities	2,813	—	(2)	2,811
Other debt securities	41	—	—	41
Municipal securities	4,825	—	(13)	4,812
Total marketable securities	$9,682	$—	$(27)	$9,655
September 30, 2015:
U.S. Treasury securities and obligations of U.S. government agencies	$30,343	$39	$—	$30,382
Corporate securities	54,725	13	(48)	54,690
Mortgage-backed securities	857	27	—	884
Other debt securities	5,056	3	—	5,059
Municipal securities	30,258	18	(9)	30,267
Bank certificate of deposits	12,024	2	—	12,026
	$133,263	$102	$(57)	$133,308
The fair values of the marketable securities by contractual maturities at December 31, 2015 are presented below (in thousands):

Fair Value
Due in one year or less	$41
Due after one year through five years	7,311
Due after ten years	2,303
Total marketable securities	$9,655
Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.
The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to fair value and recognizes the credit loss in earnings and the non-credit loss in Accumulated Other Comprehensive Income. As of December 31, 2015 and September 30, 2015, the marketable securities were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the periods then ended. Unrealized losses are attributable to changes in interest rates which impact the value of the investments.

4. Acquisitions
Acquisitions Completed in Fiscal Year 2016
Acquisition of BioStorage Technologies, Inc.
On November 30, 2015, the Company completed its acquisition of BioStorage Technologies, Inc., or BioStorage, an Indiana-based global provider of comprehensive sample management and integrated cold chain solutions for the biosciences industry, including collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with the Company's existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market. This acquisition will allow the Company to access a broader customer base that is storing samples at ultra cold temperatures and simultaneously provide opportunities for BioStorage to use the Company's capabilities to expand into new markets.
The Company acquired 100% of the issued and outstanding shares of BioStorage. A cash payment of $130.7 million, net of the seller's cash of $2.8 million, resulted in a net cash outflow of $128.0 million, including $125.5 million ascribed to the purchase price and $2.5 million for retention arrangements with certain employees based on the completion of a service retention period. The cash payment included a debt repayment of $3.2 million and transaction costs of $2.9 million paid by the Company on behalf of BioStorage.
The Company recorded the assets acquired and liabilities assumed related to BioStorage at their preliminary fair values as of the acquisition date, from a market participant’s perspective. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The preliminary fair values of the tangible and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions that are subject to change within the measurement period. As of December 31, 2015, the primary areas that remained preliminary included fair values of intangible assets acquired, certain tangible assets, tax-related matters and residual goodwill. The Company expects to continue obtaining information to assist it with determining the fair values of the net assets acquired during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
The preliminary amounts recorded were as follows (in thousands):

Fair Value of Assets and Liabilities
Accounts receivable	$16,942
Prepaid expenses and other current assets	321
Property, plant and equipment	14,345
Intangible assets	41,460
Goodwill	79,889
Other assets	53
Debt assumed	(385)
Accounts payable	(1,708)
Accrued liabilities	(9,423)
Deferred revenue	(1,766)
Long-term deferred tax liabilities	(14,169)
Other liabilities	(61)
Total purchase price, net of cash acquired	$125,498
At the closing of the acquisition of BioStorage, cash payment of $5.4 million was placed into escrow which consisted of $2.9 million ascribed to the purchase price and $2.5 million related to retention arrangements with certain employees. The payment of $2.9 million included $1.9 million related to satisfaction of the sellers' indemnification obligations with respect to BioStorage's representations and warranties and other indemnities, as well as $1.0 million related to potential purchase price adjustments. The remaining escrow balance of $2.5 million is payable to certain employees upon completion of a service retention period. Such retention payments were not considered a part of the purchase price, but rather recorded as a separate asset acquired and included within "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets. All escrow balances remained unchanged as of December 31, 2015.
The fair value of customer relationship intangible assets was estimated based on the income approach in accordance with the excess-earnings method. In accordance with the excess-earnings method, the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The weighted average amortization period for the customer relationships intangible assets acquired in the BioStorage acquisition is 11.0 years.
The fair value of the trademark intangible assets acquired was estimated based on the income approach in accordance with the relief-from-royalty method. In accordance with the relief-from-royalty method, the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. The weighted average amortization period for the trademark intangible assets acquired in the BioStorage acquisition is 8.0 years.
The intangible assets acquired are amortized using an accelerated depreciation method which approximates the pattern in which the economic benefits are expected to be realized.
Fair values of intangible assets and their estimated useful lives are determined based on estimates of future expected after-tax cash flows and royalty savings, customer attrition rates, discount rates, as well as assumptions about the period of time over which the Company will be deriving economic benefits from the acquired intangible assets.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Company's Brooks Life Science Systems segment. Goodwill is primarily the result of expected synergies from combining the operations of BioStorage with the Company and is not deductible for tax purposes.
The operating results of BioStorage have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. During the three months ended December 31, 2015, revenue and net loss from BioStorage recognized in the Company’s results of operations were $6.5 million and $0.6 million, respectively. The net loss included charges of $0.1 million related to the step-up in value of the acquired fixed assets and amortization expense of $0.3 million related to acquired intangible assets.
During the three months ended December 31, 2015, the Company incurred $2.9 million in non-recurring transaction costs with respect to the BioStorage acquisition which were recorded in "Selling, general and administrative" expenses within the unaudited Consolidated Statements of Operations. The $2.5 million of retention payment was recorded within prepaid expenses and other current assets at the acquisition date and will be recognized as compensation expense over the service period or upon a triggering event in the underlying change in control agreements.
The following unaudited proforma financial information represents a summary of the consolidated results of operations for the Company and BioStorage as if the acquisition of BioStorage occurred on October 1, 2014 (in thousands):

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Revenue	$131,001	$132,399
Net loss	(71)	(8,887)

Basic loss per share	$—	$(0.13)
Diluted loss per share	$—	$(0.13)

Weighted average shares outstanding used in computing net loss per share:
Basic	68,130	67,126
Diluted	68,130	67,126

The unaudited pro forma information presented above reflects historical operating results of the Company and BioStorage and includes the impact of certain adjustments directly attributable to the business combination. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of BioStorage had taken place on October 1, 2014. The adjustments reflected in the unaudited pro forma information included amortization expense of $0.5 million and $0.7 million, respectively, for the three months ended December 31, 2015 and 2014, as well as the related tax effects of $0.5 million and

$1.3 million, respectively, during each of the periods then ended. Additionally, transaction costs of $2.9 million and restructuring charges of $0.8 million were included in the proforma net loss during the three months ended December 31, 2014. The impact of the transaction costs and the restructuring charges was excluded from the proforma net loss during the three months ended December 31, 2015.
Acquisitions Completed in Fiscal Year 2015
Acquisition of Contact Co., Ltd.
On August 14, 2015, the Company acquired all of the outstanding stock of Contact Co., Ltd., or Contact, a Japanese-based provider of automated cleaner products for wafer carrier devices used in the global semiconductor markets. The acquisition of Contact expands the Company's offerings of contamination control solutions within its Brooks Product Solutions segment, strengthens its current capabilities and technology used in its contamination control solutions business and enhances its long-term strategy of gaining share in its core semiconductor markets.
The aggregate purchase price of $6.8 million, net of cash acquired, consisted of a cash payment of $1.9 million, the assumption of the seller's debt of $8.8 million, seller's cash of $4.8 million and contingent consideration of $0.8 million payable upon achievement of certain specified targets and events. The entire debt amount was fully repaid as of September 30, 2015.
The Company recorded the assets acquired and liabilities assumed related to Contact at their preliminary fair values as of the acquisition date. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The preliminary fair values of the tangible and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions that are subject to change within the measurement period. As of December 31, 2015, the primary areas that remained preliminary included fair values of intangible assets acquired, certain tangible assets, tax-related matters and residual goodwill. The Company expects to continue obtaining information to assist it with determining the fair values of the net assets acquired during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
During the three months ended December 31, 2015, the Company finalized the valuation of property, plant and equipment reported at fair value at the acquisition date. As a result, the Company recorded a measurement period adjustment of $1.1 million as a decrease in the tangible assets' fair value and a corresponding increase in goodwill. There was no impact on the depreciation expense as a result of the tangible assets' fair value revision during the period then ended. During the three months ended December 31, 2015, the Company adopted Accounting Standards Update, or ASU, 2015-16, Simplifying the Accounting for Measurement Period Adjustments, and recognized the impact of the measurement period adjustment in the accompanying Consolidated Balance Sheets as of December 31, 2015 in accordance with the provisions of the newly adopted guidance.
The impact of the measurement period adjustment is reflected in the following preliminary purchase price allocation table (in thousands):

Fair Value of Assets and Liabilities
Accounts receivable	$42
Inventories	2,020
Prepaid expenses and other current assets	484
Property, plant and equipment	79
Completed technology	2,290
Goodwill	4,195
Other assets	1,410
Accounts payable	(1,089)
Accrued liabilities	(1,823)
Long-term deferred tax liabilities	(774)
Total purchase price, net of cash acquired	$6,834
Fair value of the contingent consideration of $0.8 million was determined based on a probability-weighted average discounted cash flow model and recorded in "Accrued expenses and other current liabilities" in the Company's unaudited Consolidated Balance Sheets. The Company remeasures the fair value of the contingent consideration at each reporting date until the arrangement is settled. Fair value of the contingent consideration was $0.7 million at December 31, 2015, and the

Company recognized a corresponding gain of $0.1 million on the fair value remeasurement during the three months ended December 31, 2015. Please refer to Note 17 “Fair Value Measurements” for further information on the fair value measurement of the contingent consideration.
At December 31, 2015, the Company had $1.5 million in an escrow account which consisted of approximately $750,000 payable to the sellers upon termination of a certain third-party arrangement and approximately $750,000 related to potential working capital adjustments and the sellers' satisfaction of general representations and warranties.
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
The operating results of Contact have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition. During the three months ended December 31, 2015, revenue and net loss from Contact were $0.7 million and $0.5 million, respectively. The net loss included charges of $0.1 million related to the step-up in value of the acquired inventories and amortization expense of $0.2 million related to acquired intangible assets.
The Company did not present a pro forma information summary for its consolidated results of operations for the three months ended December 31, 2014 as if the acquisition of Contact occurred on October 1, 2014 because such results were insignificant.
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
On January 23, 2015, the Company reached a settlement with respect to certain working capital adjustments with the sellers of FluidX stock. On February 3, 2015, the Company paid such proceeds to the sellers, which increased the purchase price by $0.1 million. At December 31, 2015, the Company had $1.5 million in a general escrow account held by the unrelated third party. The Company finalized the purchase price allocation for FluidX acquisition within the measurement period. Adjustments to the initial purchase price allocation recorded during the measurement period were not material to the Company's financial position.

Fair values of the trademarks and the existing technology acquired were estimated based on the income approach in accordance with the relief-from-royalty method, which states that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. Fair value of customer relationships acquired was estimated based on the income approach in accordance with the excess-earnings method. The weighted average amortization periods for intangible assets acquired in the FluidX acquisition are 5.0 years for each of completed technology, trademarks, and customer relationships.
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
The operating results of FluidX have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. During the three months ended December 31, 2015, revenue and net loss from FluidX were $3.8 million and $0.1 million, respectively. The net loss included amortization expense of $0.3 million related to acquired intangible assets. During the three months ended December 31, 2014, revenue and net loss from FluidX were $3.6 million and $0.5 million, respectively. The net loss included amortization expense of $0.3 million related to acquired intangible assets.
The Company incurred $0.3 million during the three months ended December 31, 2014 in non-recurring transaction costs with respect to the FluidX acquisition which were recorded in "Selling, general and administrative" expenses within the unaudited Consolidated Statements of Operations.
5. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. During fiscal year 2015, the Company completed the annual goodwill impairment test and determined that no adjustment to goodwill was necessary since the fair value of all reporting units substantially exceeded their respective carrying values. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended December 31, 2015 that would warrant interim testing.
The components of the Company’s goodwill by business segment at December 31, 2015 and September 30, 2015 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill, at September 30, 2014	$494,275	$156,792	$47,378	$26,014	$724,459
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2014	56,569	5,554	47,378	—	109,501
Acquisitions and adjustments	3,660	—	8,247	—	11,907
Gross goodwill, at September 30, 2015	497,935	156,792	55,625	26,014	736,366
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2015	60,229	5,554	55,625	—	121,408
Acquisitions and adjustments	1,050	—	79,889	—	80,939
Gross goodwill, at December 31, 2015	498,985	156,792	135,514	26,014	817,305
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at December 31, 2015	$61,279	$5,554	$135,514	$—	$202,347
During the three months ended December 31, 2015, the Company recorded a goodwill increase of $79.9 million related to the acquisition of BioStorage which represented the excess of the consideration transferred over the fair value of the net assets acquired. Additionally, the Company recorded a measurement period adjustment related to the acquisition of Contact which resulted in a decrease in the tangible assets' fair value of $1.1 million and a corresponding increase in goodwill. Please refer to the Note 4 "Acquisitions" for further information on the measurement period adjustment recorded during the three months ended December 31, 2015.

The components of the Company’s identifiable intangible assets as of December 31, 2015 and September 30, 2015 are as follows (in thousands):

	December 31, 2015			September 30, 2015
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,417	$391	$7,808	$7,394	$414
Completed technology	60,705	47,967	12,738	60,748	46,718	14,030
Trademarks and trade names	9,150	3,684	5,466	4,241	3,604	637
Customer relationships	114,123	39,431	74,692	77,716	37,351	40,365
Total intangible assets	$191,786	$98,499	$93,287	$150,513	$95,067	$55,446
Amortization expense for intangible assets was $3.5 million and $3.2 million for the three months ended December 31, 2015 and 2014, respectively.
Estimated future amortization expense for the intangible assets for the fiscal year 2016 and the subsequent four fiscal years is as follows (in thousands):

Fiscal year ended September 30,
2016	$11,517
2017	15,566
2018	14,052
2019	13,713
2020	12,909
Thereafter	25,530
$93,287
6. Equity Method Investments
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
During the three months ended December 31, 2015 and 2014, the Company recorded a loss associated with BioCision of $0.3 million and $0.2 million, respectively. At December 31, 2015 and September 30, 2015, the carrying value of the investment in BioCision in the Company’s unaudited Consolidated Balance Sheets was $2.5 million and $2.7 million, respectively.
The Company purchased BioCision's five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision for $2.5 million on each of the following dates of December 22, 2014 and February 2, 2015, resulting in a total purchase price of $5.0 million. Interest accrues on the convertible debt securities at a rate of 9% per annum, and is due with the principal at maturity. The convertible debt securities were recorded at fair value and accounted for in accordance with the fair value method. The warrants were recorded at fair value and accounted for as a derivative instrument. As of December 31, 2015, the fair value of the convertible debt securities and warrants was $5.6 million and $0.1 million, respectively. As of September 30, 2015, the fair value of the convertible debt securities and warrants was $5.3 million and $0.1 million, respectively.

For further information regarding the convertible debt securities and warrants, refer to Note 17, “Fair Value Measurements”. The Company re-measures the fair values of the BioCision convertible debt securities and warrants during each reporting period and recognizes the respective gains or losses as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations. The Company recognized remeasurement gains of $0.3 million during the three months ended December 31, 2015.
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
The carrying value of the investment in UCI was $21.3 million and $21.5 million, respectively, at December 31, 2015 and September 30, 2015. During the three months ended December 31, 2015 and 2014, the Company recorded income of $0.4 million and $0.3 million, respectively, representing its proportionate share of UCI's earnings. Management fee payments received by the Company from UCI were $0.2 million and $0.2 million, respectively, during the three months ended December 31, 2015 and 2014. During the three months ended December 31, 2015 and 2014, the Company incurred charges from UCI's for products or services of $0.1 million and $0.1 million, respectively. At December 31, 2015 and September 30, 2015, the Company owed UCI approximately $63,000 and $54,000, respectively, in connection with accounts payable for unpaid products and services.
Yaskawa Brooks Automation, Inc.
During fiscal year 2015, the Company participated in a 50% joint venture with Yaskawa Electric Corporation (“Yaskawa”) called Yaskawa Brooks Automation, Inc. (“YBA”), which came to closure in March 2015 and was liquidated on September 3, 2015. YBA exclusively marketed and sold Yaskawa’s semiconductor robotics products and the Company’s automation hardware products to semiconductor customers in Japan. During the three months ended December 31, 2014, the Company and Yaskawa agreed in principle to dissolve the joint venture. In connection with the planned dissolution, YBA assessed the recoverability of assets held by the joint venture and notified its equity partners of the asset impairment. As a result, the Company recorded an impairment charge of $0.7 million related to the write down of the carrying value of the equity investment in YBA to fair value during the three months ended December 31, 2014.
During the three months ended December 31, 2014, the Company earned revenue of $1.1 million from YBA and incurred charges of $0.4 million from YBA for products or services. There were no amounts receivable by the Company from YBA or owed by the Company to YBA at September 30, 2015.
7. Note Receivable
In fiscal year 2012, the Company provided a strategic partner (the “Borrower”) a loan of $3.0 million to support the Borrower's future product development and other working capital requirements. The loan initially bore a stated interest rate of 9%, and the outstanding principal and interest were initially due in May 2015. The Company also received a warrant to purchase the Borrower's common stock in the event of an equity offering by the Borrower and certain other rights related to conversion of the loan, including the first refusal to acquire the Borrower and a redemption premium. The loan was initially secured by a security agreement granting the Company a first-priority security interest in all of the Borrower's assets.
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
During fiscal year 2014, the Borrower informed the Company of its intent to secure additional funding from an investment program funded by the Commonwealth of Massachusetts designed to support early-stage companies. In connection with the Borrower’s efforts to secure additional financing, the Company agreed to subordinate its security interest in the assets of the Borrower to the new lender. Additionally, the Company agreed to extend the due date of its loan by approximately 5 years, to September 2019, in order to coincide with the due date of the new loan. The amended loan has a stated interest rate of 10%.

In connection with its efforts to secure additional financial support, the Borrower developed revised assumptions about its future cash flows. Based on the information provided by the Borrower and the subordination of the loan to the new lender, the Company determined it was probable that it would not recover all amounts due from the loan and recorded an impairment charge of $2.6 million during fiscal year 2014. The impairment charge included the warrant write-off and was recorded in the "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations.
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
At December 31, 2015 and September 30, 2015, the carrying value of the note receivable was $1.0 million. No triggering events indicating impairment of the note receivable occurred during the three months ended December 31, 2015 and 2014, respectively.
8. Income Taxes
The Company recorded an income tax benefit of $3.4 million and $3.1 million, respectively, during the three months ended December 31, 2015 and 2014. During the three months ended December 31, 2015, the income tax benefit was driven by U.S. pre-tax losses incurred during the period, $0.7 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. research and development tax credit, retroactive to January 1, 2015. During the three months ended December 31, 2015, the Company recorded $14.2 million of deferred tax liabilities in connection with the acquisition of BioStorage.
During the three months ended December 31, 2014, the tax benefit was driven by U.S. pre-tax losses incurred during the period, $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets by tax-paying entity and assesses the need for a valuation allowance on a quarterly basis. To perform this analysis the Company evaluates the profitability of each tax-paying entity on a historic cumulative basis and on a forward looking basis. The Company incurred U.S. losses during the first quarter of fiscal year 2016 as a result of a decline in the business cycle. Despite these losses, there are indications existing in the business that stronger business performance can be expected for the remainder of the fiscal year. The Company expects to be profitable in the U.S. for the full fiscal year, and therefore did not record an additional valuation allowance during the current period. There is, however, a possibility the Company does not meet these expectations and, in a future period, may find the need to record an additional valuation allowance against its deferred tax assets in the U.S.
As of December 31, 2015, the Company has continued to maintain a valuation allowance in the United States against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. The Company has also continued to maintain a valuation allowance in certain jurisdictions that have not generated historical cumulative profitability.
The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files tax returns. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2009. It is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company's unaudited Consolidated Balance Sheets based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $1.2 million within the next twelve months as a result of the lapse of statutes of limitations in various foreign tax jurisdictions.
9. Other Balance Sheet Information
The following is a summary of accounts receivable at December 31, 2015 and September 30, 2015 (in thousands):

	December 31, 2015	September 30, 2015
Accounts receivable	$104,534	$87,582
Less: allowance for doubtful accounts	(1,538)	(1,019)
Less: allowance for sales returns	(107)	(115)
Accounts receivable, net	$102,889	$86,448
The following is a summary of inventories at December 31, 2015 and September 30, 2015 (in thousands):

	December 31, 2015	September 30, 2015
Inventories:
Raw materials and purchased parts	$64,235	$62,441
Work-in-process	14,223	21,563
Finished goods	21,436	16,615
Total inventories	$99,894	$100,619
Reserves for excess and obsolete inventory were $24.0 million and $23.8 million at December 31, 2015 and September 30, 2015, respectively.
As of December 31, 2015 and September 30, 2015, the building and the underlying land located in Oberdiessbach, Switzerland were presented at fair value of $2.9 million as "Assets Held for Sale" in the accompanying unaudited Consolidated Balance Sheets. The Company determined fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. Please refer to Note 17, "Fair Value Measurements" for further information on such measurements.
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
The following is a summary of product warranty and retrofit activity on a gross basis for the three months ended December 31, 2015 and 2014 (in thousands):

Activity - Three Months Ended December 31, 2015
Balance at September 30, 2015	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at December 31, 2015
$6,089	$—	$2,124	$(2,446)	$5,767

Activity - Three months ended December 31, 2014
Balance at September 30, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at December 31, 2014
$6,499	$81	$2,717	$(3,042)	$6,255

10. Derivative Instruments
The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. These transactions and balances, including short-term advances between the Company and its subsidiaries, subject the Company's operations to exposure from exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company mitigates the impact of potential currency transaction gains and losses on short-term intercompany advances through timely settlement of each transaction, generally within 30 days.
The Company also enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015	2014
Realized gains on derivative instruments not designated as hedging instruments	$275	$301
The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at December 31, 2015 and September 30, 2015 (in thousands):
December 31, 2015:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
British Pound	172	Norwegian Krone	January 2016	1,500	$—	$—
British Pound	251	Swedish Krona	January 2016	2,100	1	—
British Pound	1,761	Euro	January 2016	1,600	7	—
U.S. Dollar	819	Taiwan Dollar	January 2016	26,900	4	—
U.S. Dollar	5,646	Chinese Yuan	January 2016	37,000	—	(73)
U.S. Dollar	9,395	British Pound	January 2016	13,980	24	—
Euro	12,814	U.S. Dollar	January 2016	14,100	48	—
Korean Won	104	Singapore Dollar	January 2016	150	—	(3)
Korean Won	827	U.S. Dollar	January 2016	963,000	—	(21)
U.S. Dollar	1,266	Japanese Yen	January 2016	152,000	2	—
Korean Won	105	Japanese Yen	January 2016	105	—	(3)
Singapore Dollar	511	U.S. Dollar	January 2016	720	1	—
U.S. Dollar	17	Israeli Shekel	January 2016	65	—	—
					87	(100)
September 30, 2015:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,543	Korean Won	October 2015	1,852,000	$—	$(6)
British Pound	2,157	Euro	October 2015	1,600	—	(29)
U.S. Dollar	662	Taiwan Dollar	October 2015	22,000	—	(1)
U.S. Dollar	4,308	British Pound	October 2015	6,520	32	—
Euro	9,300	U.S. Dollar	October 2015	8,253	40	—
U.S. Dollar	5,177	Chinese Yuan	October 2015	33,000	15	—
U.S. Dollar	425	Japanese Yen	October 2015	51,000	—	—
U.S. Dollar	1,336	Japanese Yen	December 2015	160,000	2	—
U.S. Dollar	457	Israeli Shekel	October 2015	1,800	—	—
					$89	$(36)
The fair values of the forward contracts described above are recorded in the Company's accompanying unaudited Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities".

Stock Warrants
The BioCision warrant agreements contain net share settlement provisions, which permit the Company to pay the warrant exercise price using shares issuable under the warrants (“cashless exercise”). The value of the stock warrants fluctuates primarily in relation to the value of BioCision's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrants are recognized as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations. Please refer to Note 17 “Fair Value Measurements” for further information regarding the fair value of the stock warrants.
11. Stock-Based Compensation
The Company may issue restricted stock units and restricted stock awards (collectively "restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015	2014
Restricted stock units	$4,577	$3,372
Employee stock purchase plan	137	111
Total stock-based compensation	$4,714	$3,483
The fair value of restricted stock units is determined based on the number of shares granted and the closing price of the Company's common stock quoted on NASDAQ on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Additionally, the Company assesses the likelihood of achieving the performance goals against previously established performance targets in accordance with the Company's long-term equity incentive plan for stock-based awards that vest after the satisfaction of these goals.
The Company grants restricted stock units that vest over a required service period and awards for which vesting is dependent upon achievement of certain operating performance goals. Restricted stock units granted with performance goals also have a required service period. The following table reflects restricted stock units granted during the three months ended December 31, 2015 and 2014:

	Total Units	Time-Based Units	Stock Grants	Performance-Based Units
Three months ended December 31, 2015	1,208,954	424,250	954	783,750
Three months ended December 31, 2014	1,375,500	551,250	—	824,250
Time-Based Grants
Restricted stock units granted with a required service period typically have three year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.
Stock Grants
During the three months ended December 31, 2015, the Company issued 954 restricted stock units to certain members of its Board of Directors who had previously elected to defer receiving their annual awards of unrestricted shares of the Company stock until a future date. The additional units were issued in an amount equal to the value of cash dividends that would be paid on the number of deferred shares based on the closing price of the Company’s stock on each dividend record date. The additional units are vested upon issuance, but receipt of the Company shares is deferred until the holders attain a certain age or cease to provide services to the Company in their capacity as Board members. There were no compensation-related restricted stock units granted to the members of the Company's Board of Directors during the three months ended December 31, 2015 and 2014, respectively.
Performance-Based Grants
Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Company’s Human Resources, Compensation Committee and the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2016 allow participants to earn 100% of the targeted number of restricted stock units if the Company’s performance meets its target for each applicable financial metric, and up to a maximum of 200% of the restricted stock units if the Company’s performance for such metrics meets the maximum threshold. Performance below the minimum threshold for each financial metric results in award forfeitures. Performance goals will be measured over a three year period at the end of fiscal year 2018 to determine the number of earned units eligible for vesting. Earned units vest on the date the Company’s Board of Directors determines the number of units earned, which will be approximately the third anniversary of the grant date. Vesting is also subject to a continuing service requirement.
Performance-based awards granted in fiscal year 2015 include provisions similar to fiscal 2016 awards that allow participants to earn threshold, target and maximum awards ranging from 0% of the award for performance below the minimum threshold, 100% of the award for performance at target, and up to a maximum of 200% of the award if the Company achieves the maximum performance goals.
Sixty percent of the performance-based units granted in fiscal year 2015 had certain performance goals that were measured at the end of fiscal year 2015 to determine the number of earned units eligible for subsequent vesting. The Company performed below the target levels relative to the performance criteria for these awards and as a result these awards were not eligible for subsequent vesting, which resulted in a forfeiture of 495,684 units.
Forty percent of the performance-based units granted in fiscal year 2015 have certain performance goals to be measured over a three year period at the end of fiscal year 2017 to determine the number of earned units eligible for subsequent vesting. Earned units vest on the third anniversary of the grant date, subject to award holders satisfying the service requirements. 351,066 units, or 40%, of performance-based awards granted in fiscal year 2015 are eligible for subsequent vesting. The total number of performance-based units to be earned by the participants will be based on the achievement against the Company's performance targets. The vesting of the units is subject to award holders satisfying the service requirements.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the three months ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2015	3,257,413	$9.95
Granted	1,208,954	11.36
Vested	(1,180,367)	9.51
Forfeited	(540,153)	11.83
Outstanding at December 31, 2015	2,745,847	$10.92
The weighted average grant date fair value of restricted stock granted during the three months ended December 31, 2015 and 2014 was $11.36 and $11.94, respectively. The fair value of restricted stock units vested during the three months ended December 31, 2015 and 2014 was $13.4 million and $6.9 million, respectively. The Company paid $4.2 million and $2.1 million for withholding taxes on vested restricted stock units during the three months ended December 31, 2015 and 2014, respectively.
As of December 31, 2015, the unrecognized compensation cost related to restricted stock units that are expected to vest is $21.4 million and will be recognized over an estimated weighted average service period of 2.0 years.
Employee Stock Purchase Plan
There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2015 and 2014, respectively.

12. Earnings per Share
The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended December 31,
	2015	2014
Net loss	$(4,648)	$(2,734)

Weighted average common shares outstanding used in computing basic earnings per share	68,130	67,126
Dilutive restricted stock units	—	—
Weighted average common shares outstanding used in computing diluted earnings per share	68,130	67,126

Basic net income (loss) per share	$(0.07)	$(0.04)
Diluted net income (loss) per share	$(0.07)	$(0.04)
Options to purchase approximately 0 and 6,000 shares of common stock and 1,113,000 and 513,000 restricted stock units were excluded from the computation of diluted earnings per share during the three months ended December 31, 2015 and 2014, respectively, as their effect would be anti-dilutive as a result of a net loss incurred during these periods. There were no options outstanding as of December 31, 2015 and 2014.
13. Restructuring and Other Charges
The Company recorded restructuring charges of $1.5 million during the three months ended December 31, 2015, which included severance costs of $1.6 million and reductions of facility-related costs of $0.1 million.
Severance costs of $1.6 million consisted of $0.7 million of charges incurred within Brooks Product Solutions segment and $0.9 million of charges incurred within the Brooks Life Science Systems segment. Severance costs of $0.7 million were primarily attributable to the reduction in workforce to improve the Company’s cost structure and ongoing cost discipline, as well the integration of Contact with the Company's operations and outsourcing manufacturing of certain products to third party contract manufacturers. Severance costs of $0.9 million were primarily attributable to the workforce reductions related to the integration of BioStorage with the Company's operations.
Facility-related cost reductions of $0.1 million were primarily attributable to lower operating costs paid throughout the termination of the facility lease on October 27, 2015.
The Company recorded restructuring charges of $2.7 million during the three months ended December 31, 2014, which included severance costs of $1.5 million and facility-related costs of $1.2 million.
Severance costs of $1.5 million were related to the reduction in workforce in order to improve the Company’s cost structure and ongoing cost discipline. The reduction in workforce was primarily attributable to consolidation of positions in the United States and Germany, including reductions related to the integration of the Company's acquisition of Dynamic Micro Systems Semiconductor Equipment GmbH.
Facility exit costs of $1.2 million were related to the outsourcing of manufacturing certain of the Company’s line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs represented future lease payments and expected operating costs to be paid until the termination of the facility leases.

The following is a summary of activity related to the Company’s restructuring and other charges for the three months ended December 31, 2015 and 2014 (in thousands):

	Activity — Three Months Ended December 31, 2015
	Balance at September 30, 2015	Expenses	Payments	Balance at December 31, 2015
Facilities and other contract termination costs	$433	$(135)	$(298)	$—
Workforce-related termination benefits	1,640	1,610	(1,596)	1,654
Total restructuring liabilities	$2,073	$1,475	$(1,894)	$1,654

	Activity — Three Months Ended December 31, 2014
	Balance at September 30, 2014	Expense	Utilization	Balance at December 31, 2014
Facilities and other contract termination costs	$71	$1,205	$(101)	$1,175
Workforce-related termination benefits	3,404	1,463	(2,114)	2,753
Total restructuring liabilities	$3,475	$2,668	$(2,215)	$3,928

Accrued restructuring costs of $1.7 million at December 31, 2015 are expected to be paid within the next twelve months.
14. Employee Benefit Plans
The Company has two active defined benefit pension plans (collectively, the “Plans”). The Plans cover substantially all of the Company’s employees in Switzerland and Taiwan. Retirement benefits are generally earned based on the years of service and the level of compensation during active employment, but the level of benefits varies within the Plans. Eligibility is determined in accordance with local statutory requirements.
The components of the Company’s net pension cost for the three months ended December 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended December 31,
	2015	2014
Service cost	$136	$119
Interest cost	18	31
Amortization of losses	4	—
Expected return on assets	(40)	(53)
Net periodic pension cost	$118	$97

15. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. The Company's Chief Executive Officer is the Company's chief operating decision maker.
The Company reports its financial results for three operating and reportable segments: (i) Brooks Product Solutions, (ii) Brooks Global Services and (iii) Brooks Life Science Systems.
The Brooks Product Solutions segment provides a variety of products and solutions that enable improved throughput and yield in controlled operating environments. Those products include integrated systems that contain atmospheric and vacuum robots, as well as cryogenic pumps and cryochillers that provide vacuum pumping solutions.
The Brooks Global Services segment provides an extensive range of support services, including repair services, diagnostic support services, and installation services, which enable its customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.

The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks and research institutes. During the three months ended December 31, 2015, we completed an acquisition of BioStorage, a global provider of comprehensive outsource biological sample service solutions, including collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with the Company's existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market.
The Company evaluates the performance and future opportunities of its segments and allocates resources to them based on their revenue, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets (excluding completed technology), restructuring and other charges, pension settlement, in-process research and development, as well as other unallocated corporate expenses are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon multiple cost drivers associated with the respective administrative function, including segment revenue, headcount, or benefits that each segment derives from a specific administrative function. Segment assets exclude cash, cash equivalents, marketable securities, deferred tax assets, assets held for sale and equity method investments.
The following is the summary of the financial information for the Company’s operating and reportable segments for the three months ended December 31, 2015 and 2014 (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three Months Ended December 31, 2015:
Revenue
Product	$76,561	$2,618	$10,001	$89,180
Services	—	19,897	10,878	30,775
Total revenue	$76,561	$22,515	$20,879	$119,955
Gross profit	$27,101	$7,558	$5,895	$40,554
Segment operating income (loss)	$337	$2,603	$(4,602)	$(1,662)

Three Months Ended December 31, 2014:
Revenue
Product	$82,856	$4,108	$12,766	$99,730
Services	—	19,089	3,917	23,006
Total revenue	$82,856	$23,197	$16,683	$122,736
Gross profit	$26,922	$8,463	$3,703	$39,088
Segment operating income (loss)	$462	$3,553	$(5,516)	$(1,501)

Assets:
December 31, 2015	$258,340	$57,964	$248,616	$564,920
September 30, 2015	$260,011	$57,058	$110,910	$427,979

The following is a reconciliation of the Company’s operating and reportable segments' operating income (loss) and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets and Consolidated

Statements of Operations for the three months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015	2014
Segment operating loss	$(1,662)	$(1,501)
Amortization of acquired intangible assets	2,211	1,912
Restructuring and other charges	1,475	2,668
Other unallocated corporate expenses	2,972	399
Total operating loss	$(8,320)	$(6,480)

	December 31, 2015	September 30, 2015
Segment assets	$564,920	$427,979
Cash, cash equivalents and marketable securities	65,227	214,030
Deferred tax assets	91,704	89,959
Assets held for sale	2,869	2,900
Equity method investments	24,314	24,286
Other unallocated corporate net assets	—	500
Total assets	$749,034	$759,654
16. Significant Customers
The Company had one customer that accounted for 10% or more of its consolidated revenue, at 10% and 13%, respectively, during the three months ended December 31, 2015 and 2014. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at December 31, 2015 or September 30, 2015.
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

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying unaudited Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,702	$2,702	$—	$—
Available-for-sale securities	9,655	—	9,655	—
Foreign exchange contracts	87	—	87	—
Convertible debt securities	5,596	—	—	5,596
Stock warrants	51	—	—	51
Total Assets	$18,091	$2,702	$9,742	$5,647
Liabilities:
Contingent consideration	$733	$—	$—	$733
Foreign exchange contracts	100	—	100	—
Total Liabilities	$833	$—	$100	$733
     The convertible debt securities and stock warrants are included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and stock warrants.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,628	$10,133	$1,495	$—
Available-for-sale securities	133,308	—	133,308	—
Foreign exchange contracts	89		89	—
Convertible debt securities	5,337	—	—	5,337
Stock warrants	59	—	—	59
Total Assets	$150,421	$10,133	$134,892	$5,396
Liabilities:
Contingent consideration	$811	$—	$—	$811
Foreign exchange contracts	36	—	36	—
Total Liabilities	$847	$—	$36	$811
Cash Equivalents
Cash equivalents of $2.7 million and $10.1 million at December 31, 2015 and September 30, 2015, respectively, consist of Money Market Funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.5 million at September 30, 2015 consisted primarily of Bank Certificate of Deposits and were classified within Level 2 of the fair value hierarchy because they were not actively traded. There were no Bank Certificate of Deposits at December 31, 2015.
Available-For-Sale Securities
Available-for-sale securities of $9.7 million and $133.3 million at December 31, 2015 and September 30, 2015, respectively, consist of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, Mortgage-Backed Securities, as well as U.S. Treasury Securities and Obligations of U.S. Government Agencies. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts
Foreign exchange contract assets and liabilities amount to $87,000 and $100,000, respectively, at December 31, 2015. Foreign exchange contract assets and liabilities amount to $89,000 and $36,000, respectively, at September 30, 2015. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.
Convertible Debt Securities
Convertible debt securities of $5.6 million and $5.3 million, respectively, at December 31, 2015 and September 30, 2015 are classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted expected return method, or PWERM, utilizing various scenarios for the expected payout of the instrument covering the full range of the potential outcomes. The PWERM determines the value of an asset based upon an analysis of future values for the subject asset and full range of its potential values. The asset value is based upon the present value of the probability of each future outcome becoming available to the asset and the economic rights and preferences of each asset.
Stock Warrants
Stock warrants of $0.1 million at December 31, 2015 and September 30, 2015, respectively, were classified within Level 3 of the fair value hierarchy and measured at fair value based on the Black-Scholes model. The Black-Scholes model applied to a warrant incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time until the warrant’s expiration date. The fair value of the warrants was determined utilizing a five year equity volatility percentage based on an average equity volatility derived from comparable public companies.
Contingent Consideration
Contingent consideration liability of $0.7 million and $0.8 million, respectively, at December 31, 2015 and September 30, 2015 is classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted average discounted cash flow model utilizing potential outcomes related to achievement of certain specified targets and events. The fair value measurement of the contingent consideration is based on probabilities assigned to each potential outcome and the discount rate. The Company remeasures the fair value of the contingent consideration at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the operating expenses. Please refer to Note 4 “Acquisitions” for further information on the contingent consideration liability.
The carrying amounts of accounts receivable and accounts payable approximate their fair value due to their short-term nature.
The following table presents the reconciliation of the assets measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrants	Contingent Consideration	Total
Balance at September 30, 2015	$5,337	$59	$811	$6,207
Change in fair value	259	(8)	(78)	173
Balance at December 31, 2015	$5,596	$51	$733	$6,380
Nonrecurring Fair Value Measurements
The Company holds certain assets that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
As of December 31, 2015 and September 30, 2015, the building and the underlying land located in Oberdiessbach, Switzerland were presented at fair value of $2.9 million as "Assets Held for Sale" in the accompanying unaudited Consolidated Balance Sheets. The Company determined fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. Fair value measurement is classified within Level 3 of the fair value hierarchy since it is based on unobservable inputs. Please refer to Note 9 “Other Balance Sheet Information” for further information on the assets held for sale.
Note receivable of $1.0 million at December 31, 2015 and September 30, 2015 is recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Please refer to Note 7, "Note Receivable" for further information on the note.
Certain non-financial assets, including goodwill, finite-lived intangible assets and other long-lived assets, are measured at fair value on a non-recurring basis in accordance with the income approach when there is an indication of impairment. Please refer to the 2015 Annual Report on the Form 10-K, Note 2, "Summary of Significant Accounting Policies" for further information on the valuation techniques used in developing these measurements.
18. Commitments and Contingencies
Letters of Credit
At December 31, 2015 and September 30, 2015, the Company had approximately $3.5 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2015 and fiscal year ended September 30, 2015, and the Company currently does not anticipate any of these obligations to be called in the near future.
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
19. Subsequent Events
On February 3, 2016, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 24, 2016 to common stockholders of record as of March 4, 2016. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company's actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margin, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, or R&D, the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2015 Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2015 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q report to "we", "us", "our" and "the Company" refer to Brooks Automation, Inc. and its subsidiaries.
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
In the semiconductor capital equipment market, we utilize our capabilities in automation and cryogenics in various robotic automation and cryogenic vacuum pump offerings, both of which are used in the wafer processing steps of a semiconductor manufacturer. We expect the semiconductor equipment market to remain a key end market for our products and services as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We have made numerous acquisitions in past years to support and expand our technology and product offerings for the semiconductor market. In October 2012, we acquired Crossing Automation Inc., or Crossing, a U.S.-based provider of automation solutions and services for semiconductor front-end markets, for $59.0 million. In April 2014, we acquired Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, for $31.6 million. DMS is a German-based provider of automated contamination control solutions, or CCS, for front opening unified pod, or FOUP, carriers and reticle storage targeted at improving yield of semiconductor processes at semiconductor fabrication plants. In August 2015, we acquired Contact Co., Ltd., or Contact, for $6.8 million, net of cash acquired. Contact is a Japanese-based provider of automated cleaner products for wafer carrier devices used in the global semiconductor markets. This acquisition broadened our CCS product portfolio and adds complementary technology to our CCS business unit.
In the life sciences sample management market, we utilize our capabilities in automation and cryogenics in various offerings, such as automated ultra-cold storage freezers, consumable sample storage containers, and instruments, to assist in the workflow of sample management. We expect the life sciences sample management market to remain a key end market for our products and services. In 2011, we entered the life sciences sample management market through the acquisition of Nexus Biosystems, Inc., or Nexus, and RTS Life Science Limited, or RTS. Both companies were providers of automation solutions and consumables to the life sciences sample management market. In August 2013, we continued to expand our offerings and customer relationships in the life sciences sample management market with the acquisition of certain assets and liabilities related to biological sample preparation, management and storage solutions from Matrical, Inc., or Matrical, for $9.3 million. These acquisitions provided a broad set of offerings, including automated systems for compound and biological sample storage in temperatures below -80 degrees Celsius, consumable storage products, and instruments to support the work flow of sample management. In October 2014, we acquired FluidX Ltd., or FluidX, a UK-based provider of biological sample storage tubes and complementary bench-top instruments for $15.5 million, net of cash acquired. On November 30, 2015, we acquired BioStorage Technologies, Inc., or BioStorage, for a total purchase price of $125.5 million, net of cash acquired. BioStorage is an Indiana-based global provider of comprehensive sample management and integrated cold chain solutions for the bioscience industry. These solutions combined with our existing offerings, particularly automation for sample storage and formatting, provide our customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market. This acquisition will allow us to access a broader customer base that is storing samples at ultra-cold temperatures and simultaneously provide opportunities for BioStorage to use our capabilities to expand into new markets.
During fiscal year 2015 and 2014, more than 25% of our research and development spending was focused on innovating and advancing solutions in the life sciences sample management market. In fiscal year 2014, as a result of our research and development efforts, our Brooks Life Science Systems segment began shipping our modular Twin-bank platform of automated systems for compound and biological sample storage for temperatures down to -80 degrees Celsius. In fiscal year 2015, we shipped evaluation prototypes of our Biostore III Cryo store, an automated ultra-cold system which stores biological samples below -150 degrees Celsius. We expect to continue investing in research and development and making strategic acquisitions with the objective of expanding our offerings in the life sciences sample management market.
We report financial results in the following three segments:

•
The Brooks Product Solutions segment provides a variety of products and solutions that enable improved throughput and yield in controlled operating environments. Those products include integrated systems that contain atmospheric and vacuum robots, as well as cryogenic pumps and cryochillers that provide vacuum pumping solutions.

•
The Brooks Global Services segment provides an extensive range of support services, including repair services, diagnostic support services, and installation services, which enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.

•
The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks and research institutes. On November 30, 2015, we completed an acquisition of BioStorage, a global provider of comprehensive outsource biological sample service solutions, including collection, transportation, processing, storage, protection, retrieval and disposal of biological samples.

Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements are prepared in accordance with GAAP. The preparation of the interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue, bad debts, inventories, long-lived assets, derivative instruments, intangible assets other than goodwill, goodwill, income taxes, warranty obligations, pensions and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the semiconductor and life science industries, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions which could have a material impact on our financial condition and results of operations.
For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Revenue
We reported revenue of $120.0 million for the three months ended December 31, 2015, compared to $122.7 million for the corresponding period of the prior fiscal year. The decrease of $2.8 million includes an unfavorable impact of $2.0 million from changes in foreign currency exchange rates. The revenue performance was primarily driven by a $6.3 million decline in our Brooks Product Solutions segment, partially offset by a $4.2 million increase in our Brooks Life Science Systems segment.
Our Brooks Product Solutions segment reported revenue of $76.6 million for the three months ended December 31, 2015, compared to $82.9 million for the corresponding period of the prior fiscal year. The decrease of $6.3 million reflects a decline of $5.0 million in revenue from our robotic automation products and $2.0 million from our Cryogenic pump business, partially offset by $0.8 million growth in revenue in Contamination Controls Solutions.
The Brooks Product Solutions business is primarily driven by demands in the semiconductor capital equipment market which often fluctuates significantly from quarter to quarter.  The Brooks Product Solutions business experienced fluctuations in revenue on a quarterly basis during fiscal year 2015 and reported revenue of $82.9 million in the first quarter, quarterly increases thereafter, with revenue of $103.8 million in the fourth fiscal quarter. The Brooks Products Solutions revenue of $76.6 million in the first quarter of fiscal year 2016 is $27.2 million lower than in the fourth quarter of fiscal year 2015, demonstrating the type of fluctuations that can occur in this business. We experienced a decline in each product line under the Brooks Product Solutions segment in the first quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015 and we believe, based on industry analyst reports, this trend is consistent with most other industry participants.
Our Brooks Global Services segment reported revenue of $22.5 million for the three months ended December 31, 2015, compared to $23.2 million for the corresponding period of the prior fiscal year. The decrease of $0.7 million resulted from a negative impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, revenue was flat during the three months ended December 31, 2015 as compared to the corresponding period of the prior fiscal year.
Our Brooks Life Science Systems segment reported revenue of $20.9 million for the three months ended December 31, 2015, compared to $16.7 million for the corresponding period of the prior fiscal year. The increase of $4.2 million was attributable to the $6.5 million of revenue generated from BioStorage, which was acquired on November 30, 2015, as well as increases in revenue from services, instruments and software offerings. These increases were partially offset by a decline of $3.2 million in large store systems revenue.
We continue seeking opportunities to expand our market share in the semiconductor and adjacent technology markets served by our Brooks Product Solutions and Brooks Global Services segments. However, these markets are cyclical, and demand for our products and services is affected by these cycles. We anticipate continued growth in revenue from our Brooks Life Science Systems segment through our internally-developed products and services, including our Twin-bank and Biostore III automated sample management systems, and through acquisition of products and services that expand our addressable markets.
Revenue generated outside the United States amounted to $72.5 million, or 60.4% of total revenue, for the three months ended December 31, 2015 compared to $75.9 million, or 61.8% of total revenue, for the corresponding period of the prior fiscal year.
Gross Margin
We reported gross margins of 33.8% for the three months ended December 31, 2015, compared to 31.8% for the corresponding period of the prior fiscal year. The increase was attributable to increased gross margins of the Brooks Life Science Systems and the Brooks Product Solutions segments, partially offset by the decline in gross margins of the Brooks Global Services segment. Cost of revenue during the three months ended December 31, 2015 included $1.3 million of amortization related to completed technology and $0.1 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting. Cost of revenue during the three months ended December 31, 2014 included $1.3 million of amortization related to completed technology and $1.5 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting.
Our Brooks Product Solutions segment reported gross margins of 35.4% for the three months ended December 31, 2015 as compared to 32.5% for the corresponding period of the prior fiscal year. The increase was primarily attributable to lower warranty costs, the absence of costs related to transitioning a product line to contract manufacturing that were incurred during the three months ended December 31, 2014, and favorable customer mix. This margin improvement was partially offset by higher production costs. Cost of revenue during the three months ended December 31, 2015 included $0.8 million of amortization related to completed technology and $0.1 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting. Cost of revenue during the three months ended December 31, 2014 included $0.7 million of amortization related to completed technology and $0.6 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting. Certain patents that we license to third parties in exchange for agreed upon royalties will expire within the next 12 months. Royalty income was $1.9 million in the three months ended December 31, 2015, as compared to $1.5 million in the three months ended December 31, 2014 and is expected to decline in future periods as a result of patent expirations.
Our Brooks Global Services segment reported gross margins of 33.6% for the three months ended December 31, 2015 as compared to 36.5% for the corresponding period of the prior fiscal year. The decrease in the gross margin reflected higher material costs and the unfavorable impact of foreign currency exchange rates during the first quarter of fiscal year 2016. A majority of our Brooks Global Services contracts are written in the local currencies of the countries in which the services are delivered, while a portion of contract costs are based in U.S. dollars. Cost of revenue during the three months ended December 31, 2015 and 2014 included $0.1 million and $0.2 million of amortization related to completed technology.
Our Brooks Life Science Systems segment reported gross margins of 28.2% for the three months ended December 31, 2015 as compared to 22.2% for the corresponding period of the prior fiscal year. The increase was driven by $1.2 million of cost savings as a result of restructuring actions, $1.4 million related to an increased mix of services, instruments, and software revenue that have higher margins than systems in these periods, and $1.0 million of inventory step up charges in the prior year which negatively impacted cost of revenues. Our restructuring actions were related to the closure of all manufacturing at our Poway, California and Spokane, Washington sites. These closures were completed in the fourth quarter of fiscal year 2015 and allowed us to consolidate our systems operations into our Manchester, UK location and increase contract manufacturing support to the business. These benefits to gross margins were partially offset by $1.8 million of reduced absorption of fixed cost resulting from lower systems revenue and $0.2 million from the negative impact of changes in foreign currency exchange rates. The $6.5 million of revenue from the BioStorage business had lower margins of 22.9% reducing the segment margins by 240 basis points. During the month of December 2015, BioStorage experienced a high mix of revenue related to service contracts that are subcontracted to a third party which resulted in lower overall margins. Cost of revenue included $0.4 million of amortization related to completed technology in the three months ended December 31, 2015 and December 31, 2014.
Research and Development
Research and development expense was $13.3 million for the three months ended December 31, 2015 as compared to $13.5 million for the corresponding period of the prior fiscal year. The decrease of $0.2 million is primarily attributable to a $1.1 million reduction in our Life Sciences business as a result of restructuring actions in fiscal year 2015, partially offset by an increase of $0.8 million in our Product Solutions segment. Product Solutions increased $0.3 million as a result of the acquisition of Contact and $0.5 million from investments in new technologies.
Selling, General and Administrative
Selling, general and administrative expense was $34.1 million for the three months ended December 31, 2015 as compared to $29.4 million for the corresponding period of the prior fiscal year. Merger costs increased to $2.9 million in the three months ended December 31, 2015, as compared to $0.3 million in the prior period, primarily as a result of the acquisition of BioStorage.  Acquisitions made since the beginning of the prior fiscal year drove an increase of $1.5 million in selling, general and administrative expense and $0.3 million in amortization expense as compared to the corresponding period of the prior fiscal year.  Additionally, we incurred higher costs of $0.9 million in the Brooks Life Sciences segment related to expansion of the management and sales teams, higher commissions and costs incurred related to product line divestitures.  Amortization expense for the three months ended December 31, 2015 was related primarily to customer relationship intangibles and amounted to $2.2 million during the three months ended December 31, 2015 compared to $1.9 million during the corresponding period of the prior fiscal year.

Restructuring and Other Charges
The Company recorded restructuring charges of $1.5 million during the three months ended December 31, 2015, which included severance costs of $1.6 million and reductions of facility-related costs of $0.1 million. Severance costs of $1.6 million consisted $0.7 million of charges incurred within Brooks Product Solutions segment and $0.9 million of charges incurred within the Brooks Life Science Systems segment. Severance costs of $0.7 million were primarily attributable to the reduction in workforce to improve the Company’s cost structure and ongoing cost discipline, as well the integration of Contact with the Company's operations and outsourcing manufacturing of certain products to third party contract manufacturers. Severance costs of $0.9 million were primarily attributable to the workforce reductions related to the integration of BioStorage with the Company's operations.
Facility-related cost reductions of $0.1 million were primarily attributable to lower operating costs paid throughout the termination of the facility lease on October 27, 2015.
The Company recorded restructuring charges of $2.7 million during the three months ended December 31, 2014, which included severance costs of $1.5 million and facility-related costs of $1.2 million. Severance costs of $1.5 million were related primarily to workforce reductions in the United States and Germany as we finalized the transition of manufacturing certain products in our line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs of $1.2 million consisted of lease payments and estimated operating costs to be paid until the termination of the lease.
Other (Loss) Income, Net
Other (loss) income, net was $0.1 million for the three months ended December 31, 2015 as compared to $1.0 million for the corresponding period of the prior fiscal year. Currency exchange losses recognized by our foreign subsidiaries on the balances denominated in U.S dollars were $0.5 million during the three months ended December 31, 2015 compared to gains of $0.9 million during the corresponding period of the prior fiscal year. These losses were partially offset by gains of $0.3 million on fair value remeasurement of convertible debt securities and stock warrants recognized during the three months ended December 31, 2015.
Income Tax Benefit
We recorded an income tax benefit of $3.4 million for the three months ended December 31, 2015. The tax benefit was driven by U.S. pre-tax losses incurred during the first quarter of fiscal year 2016, $0.7 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. research and development tax credit, retroactive to January 1, 2015. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits. We recorded $14.2 million of deferred tax liabilities in connection with the acquisition of BioStorage during the three months ended December 31, 2015.
We recorded an income tax benefit of $3.1 million for the three months ended December 31, 2014. The tax benefit was driven by U.S. pre-tax losses incurred during the first quarter of fiscal year 2015, $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits.
We evaluate the realizability of our deferred tax assets by tax-paying entity and assess the need for a valuation allowance on a quarterly basis. To perform this analysis we evaluate the profitability of each tax-paying entity on a historic cumulative basis and on a forward looking basis. We incurred U.S. losses during the first quarter of fiscal year 2016 as a result of a decline in the business cycle. Despite these losses, there are indications existing in the business that stronger business performance can be expected for the remainder of the fiscal year. We expect to be profitable in the U.S. for the full fiscal year, and therefore did not record an additional valuation allowance during the current period. There is, however, a possibility we do not meet these expectations and, in a future period, may find the need to record an additional valuation allowance against its deferred tax assets in the U.S.
Equity in Earnings (Losses) of Equity Method Investments
We recorded income of $0.2 million from our equity method investments during the three months ended December 31, 2015 as compared to a loss of $0.5 million during the corresponding period of the prior fiscal year.
During the first quarter of fiscal year 2015, we agreed in principle with Yaskawa to dissolve the YBA joint venture. The venture came to closure in March 2015 and was liquidated during the fourth quarter of fiscal year 2015. In connection with the dissolution, YBA assessed the recoverability of assets held by the joint venture and notified its equity partners of the asset impairment. As a result, we recorded an impairment charge of $0.7 million during the first quarter of fiscal year 2015 to write down the carrying value of our equity investment in YBA to its fair value. The impairment charge was included in our proportionate share of losses generated from the joint venture with YBA.
Net Loss
We reported net loss of $4.6 million for the three months ended December 31, 2015 as compared to $2.7 million for the corresponding period of the prior fiscal year. As discussed in detail above, the increase of $1.9 million was primarily attributable to higher operating loss of $1.8 million driven primarily by an increase in operating expenses.
Liquidity and Capital Resources
A considerable portion of our revenue is dependent on the demand for semiconductor capital equipment, which historically has experienced periodic downturns. We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for the next twelve months. The cyclical nature of our served markets and current global economic environment uncertainty make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.
Our cash, cash equivalents and marketable securities as of December 31, 2015 and September 30, 2015 consist of the following (in thousands):

	December 31, 2015	September 30, 2015
Cash and cash equivalents	$55,572	$80,722
Short-term marketable securities	41	70,021
Long-term marketable securities	9,614	63,287
	$65,227	$214,030
Cash and cash equivalents and marketable securities were $55.6 million and $9.7 million, respectively, at December 31, 2015 as compared to $80.7 million and $133.3 million, respectively, at September 30, 2015. The decrease in cash and cash equivalents of $25.2 million and marketable securities of $123.7 million was primarily attributable to the acquisition of BioStorage for $125.5 million. Additional uses of cash included $12.4 million of net cash used in operating activities, $6.8 million of cash dividends paid to our shareholders and $2.5 million paid for the capital expenditures, partially offset by inflows of $123.0 million related to net proceeds from sales and maturities of marketable securities.
Cash used in operating activities was $12.4 million during the three months ended December 31, 2015, and was composed of non-cash related charges of $7.5 million, partially offset by net working capital increases of $15.2 million and a net loss of $4.6 million. Non-cash related charges consisted primarily of depreciation and amortization of $6.4 million and stock-based compensation expense of $4.7 million, partially offset by a deferred tax benefit of $3.8 million. The increase in working capital was primarily attributable to a decrease in accrued compensation and benefits of $10.1 million as a result of bonus payouts for the fiscal year 2015, a decrease in accounts payable of $7.6 million and a decrease in accrued expenses and other current liabilities of $4.3 million due to the timing of payments. These increases were partially offset by an increase in deferred revenue of $8.9 million mostly related to advanced billings and customer deposits for projects in process during the quarter and an increase in prepaid expenses and other current assets of $1.7 million. Accounts receivable were $102.9 million as of December 31, 2015 compared to $86.4 million as of September 30, 2015. The increase of $16.4 million was primarily attributable to the acquisition of BioStorage.
Cash used in investing activities was $5.3 million during the three months ended December 31, 2015, and included $125.5 million for the acquisition of BioStorage, $2.5 million of capital expenditures and disbursement of $0.3 million for a loan provided to BioCision. These uses of cash were partially offset by $123.0 million related to net proceeds from sales and maturities of marketable securities.
Cash used in financing activities was $6.8 million during the three months ended December 31, 2015 and was composed primarily of quarterly cash dividends we paid to our shareholders.
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2015.

Except as disclosed, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2015 Annual Report on Form 10-K.
At December 31, 2015 we had approximately $3.5 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2015, and we currently do not anticipate any of these obligations to be called in the near future.
As of December 31, 2015, we had cash and cash equivalents of $55.6 million and marketable securities of $9.7 million. These balances include $42.9 million held outside of the United States. If these funds are needed for the U.S. operations, we would be required to accrue for U.S. tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in U.S. cash tax payments within the current fiscal year. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations.  We believe that our current cash balance, marketable securities, access to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.
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
On February 3, 2016, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.8 million will be paid on March 24, 2016 to shareholders of record at the close of business on March 4, 2016. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting guidance related to the measurement of certain equity investments and presentation of fair value changes for financial liabilities measured in accordance with the fair value option. Entities will be required to measure certain equity investments at fair value and recognize fair value changes in earnings unless investments qualify for the practicability exception. For financial liabilities measured using the fair value option, entities will be required to present separately in other comprehensive income fair value changes related to instrument-specific credit risk. The guidance for classification and measurement of investments in debt securities and loans remained unchanged. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for the presentation in other comprehensive income of fair value changes related to instrument-specific credit risk for financial liabilities measured using the fair value option. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments included in the statement of financial position during the period of adoption. The guidance should be adopted via recording a cumulative adjustment to the beginning balances in the statement of financial position during the period of adoption. We will adopt the guidance during the first quarter of fiscal year 2019. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In November 2015, the FASB, issued an amendment to the accounting guidance to simplify the presentation of deferred income tax assets and liabilities in a statement of financial position. Deferred income tax assets, net of a corresponding valuation allowance, and liabilities related to a particular tax-paying component of an entity within a particular tax jurisdiction shall be offset and presented as a single noncurrent amount in a statement of financial position. Deferred income tax assets and liabilities attributable to different tax-paying components of an entity or different tax jurisdictions shall not be offset for the purposes of this presentation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The guidance can be adopted via either a prospective or a retrospective approach for all deferred income tax assets and liabilities presented in a statement of financial position. We are currently evaluating the impact of this guidance on our financial position and results of operations.
In September 2015, the FASB issued a new accounting guidance to simplify the presentation of measurement-period adjustments recognized in business combinations. Measurement-period adjustments will no longer be recognized by the acquirer retrospectively and will be recorded by the acquirer during the period in which they were determined. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively to the adjustments that occur after the effective date of the guidance. Early adoption is permitted for the financial statements that have not been issued, and we adopted the guidance during the three months ended December 31, 2015 to simplify the presentation of the measurement period adjustments in our consolidated financial statements. During the three months ended December 31, 2015, we recorded a measurement period adjustment of $1.1 million related to the acquisition of Contact Co., Ltd and recognized its impact in the accompanying consolidated balance sheets as of the period then ended in accordance with the provisions of the newly adopted guidance. There was no impact on the results of operations during the three months ended December 31, 2015 as a result of this adjustment. This adjustment would have been applied retrospectively and recognized as a reclassification in the accompanying consolidated balance sheets as of September 30, 2015 in accordance with provisions of the previous guidance.
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
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. A strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted for disposals, or assets classified as held for sale, that have not been previously reported in financial statements. We adopted the guidance during the first quarter of fiscal year 2016. The guidance did not have a material impact on our financial position and the results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash and cash equivalents consist principally of money market securities which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At December 31, 2015, our net unrealized loss position on marketable securities was less than $0.1 million, which is included in "Accumulated Other Comprehensive Income" in the unaudited Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 100 basis point change in interest rates would result in a change of approximately $0.1 million in interest income earned during the three months ended December 31, 2015.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 33% of our total sales during the three months ended December 31, 2015. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $38.0 million at December 31, 2015, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred a foreign currency loss of $0.5 million for the three months ended December 31, 2015, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2015 would result in a $0.4 million change in our net loss.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Quarterly Report on the Form 10-Q, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in the 2015 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K, although we may disclose changes to such risk factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock units the opportunity to elect to sell their shares to the Company at the time of vesting to satisfy tax obligations due in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended December 31, 2015. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 — 31, 2015	6,520	$11.40	6,520
November 1 — 30, 2015	365,454	11.40	365,454
December 1 — 31, 2015	—	—	—
Total	371,974	$11.40	371,974
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2015.

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated November 5, 2015 by and among the Registrant, BioStorage Technologies, Inc., Colt Acquisition Corp. and Shareholder Representative Services, LLC, as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 4, 2015).

10.01	Offer Letter Agreement dated June 4, 2015 between the Company and Maurice H. Tenney III.

10.02	Letter Agreement dated June 4, 2015 between the Company and Maurice H. Tenney III.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Loss; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: February 3, 2016	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 3, 2016	/S/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated November 5, 2015 by and among the Registrant, BioStorage Technologies, Inc., Colt Acquisition Corp. and Shareholder Representative Services, LLC, as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 4, 2015).

10.01	Offer Letter dated September 27, 2014 between the Company and Maurice H. Tenney III.

10.02	Letter Agreement dated June 4, 2015 between the Company and Maurice H. Tenney III.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Loss; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.