Form 10-Q
period 2016-03-31
BROOKS AUTOMATION INC
filed 2016-04-28
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, April 21, 2016: common stock, $0.01 par value and 68,616,306 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31, 2016	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$62,162	$80,722
Marketable securities	66	70,021
Accounts receivable, net	104,225	86,448
Inventories	100,738	100,619
Deferred tax assets	3,819	17,609
Assets held for sale	2,895	2,900
Prepaid expenses and other current assets	21,801	15,158
Total current assets	295,706	373,477
Property, plant and equipment, net	54,957	41,855
Long-term marketable securities	6,059	63,287
Long-term deferred tax assets	756	70,476
Goodwill	202,347	121,408
Intangible assets, net	89,495	55,446
Equity method investments	25,093	24,308
Other assets	9,982	9,397
Total assets	$684,395	$759,654
Liabilities and Stockholders' equity
Current liabilities
Accounts payable	$39,303	$44,890
Deferred revenue	34,419	17,886
Accrued warranty and retrofit costs	5,735	6,089
Accrued compensation and benefits	17,311	20,401
Accrued restructuring costs	7,389	2,073
Accrued income taxes payable	6,356	6,111
Deferred tax liabilities	335	1,251
Accrued expenses and other current liabilities	17,508	15,550
Total current liabilities	128,356	114,251
Long-term tax reserves	2,989	3,644
Long-term deferred tax liabilities	8,052	3,196
Long-term pension liabilities	3,181	3,118
Other long-term liabilities	3,863	3,400
Total liabilities	146,441	127,609
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 82,078,175 shares issued and 68,616,306 shares outstanding at March 31, 2016; 81,093,052 shares issued and 67,631,183 shares outstanding at September 30, 2015	821	811
Additional paid-in capital	1,849,655	1,846,357
Accumulated other comprehensive income	10,823	5,898
Treasury stock at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,122,389)	(1,020,065)
Total stockholders' equity	537,954	632,045
Total liabilities and stockholders' equity	$684,395	$759,654

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue
Product	$101,462	$116,395	$190,642	$216,125
Services	33,819	22,918	64,594	45,924
Total revenue	135,281	139,313	255,236	262,049
Cost of revenue
Product	65,346	79,048	123,496	149,268
Services	23,135	14,240	44,386	27,668
Total cost of revenue	88,481	93,288	167,882	176,936
Gross profit	46,800	46,025	87,354	85,113
Operating expenses
Research and development	13,111	12,678	26,389	26,167
Selling, general and administrative	32,692	29,609	66,813	59,020
Restructuring and other charges	7,336	685	8,811	3,353
Total operating expenses	53,139	42,972	102,013	88,540
Operating (loss) income	(6,339)	3,053	(14,659)	(3,427)
Interest income	50	228	255	479
Interest expense	(16)	(98)	(19)	(200)
Other (loss) income, net	(124)	1,161	(183)	2,180
(Loss) income before income taxes and equity in earnings (losses) of equity method investments	(6,429)	4,344	(14,606)	(968)
Income tax provision (benefit)	78,220	1,560	74,850	(1,550)
(Loss) income before equity in earnings (losses) of equity method investments	(84,649)	2,784	(89,456)	582
Equity in earnings (losses) of equity method investments	710	(73)	869	(605)
Net (loss) income	(83,939)	2,711	(88,587)	(23)
Basic net (loss) income per share	$(1.22)	$0.04	$(1.30)	$—
Diluted net (loss) income per share	$(1.22)	$0.04	$(1.30)	$—
Dividend declared per share	$0.10	$0.10	$0.20	$0.20

Weighted average shares outstanding used in computing net (loss) income per share:
Basic	68,556	67,387	68,342	67,255
Diluted	68,556	68,414	68,342	67,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net (loss) income	$(83,939)	$2,711	$(88,587)	$(23)
Other comprehensive income (loss), net of tax:
Cumulative foreign translation adjustments	5,740	(2,423)	5,027	(6,565)
Unrealized gain (loss) on marketable securities, net of tax effects of $(10) and ($58) during the three and six months ended March 31, 2016 and $(99) and $(75) during the three and six months ended March 31, 2015	16	267	(103)	202
Actuarial gain, net of tax effects of $2 and $0 during the three and six months ended March 31, 2016 and $3 and ($2) during the three and six months ended March 31, 2015	(5)	(13)	3	9
Total other comprehensive income (loss), net of tax	5,751	(2,169)	4,927	(6,354)
Comprehensive (loss) income, net of tax	$(78,188)	$542	$(83,660)	$(6,377)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(88,587)	$(23)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,849	12,733
Stock-based compensation	6,568	7,108
Amortization of premium on marketable securities	315	634
Undistributed (earnings) losses of equity method investments	(869)	605
Deferred income tax provision (benefit)	73,454	(2,728)
Gain on disposal of long-lived assets	—	(4)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(664)	(13,269)
Inventories	(374)	2,474
Prepaid expenses and other current assets	(2,046)	(5,365)
Accounts payable	(7,073)	8,345
Deferred revenue	15,538	(3,868)
Accrued warranty and retrofit costs	(333)	(274)
Accrued compensation and benefits	(7,297)	(6,200)
Accrued restructuring costs	5,323	(6)
Accrued expenses and other current liabilities	(7,433)	4,791
Net cash provided by operating activities	371	4,953
Cash flows from investing activities
Purchases of property, plant and equipment	(6,090)	(3,647)
Purchases of marketable securities	(12,900)	(30,739)
Sales and maturities of marketable securities	139,388	47,625
Disbursement for a loan receivable	(741)	—
Acquisitions, net of cash acquired	(125,498)	(17,257)
Proceeds from sales of property, plant and equipment	—	6
Purchases of other investments	(250)	(5,000)
Net cash used in investing activities	(6,091)	(9,012)
Cash flows from financing activities
Proceeds from issuance of common stock	948	867
Principal repayments of capital lease obligations	—	(244)
Common stock dividends paid	(13,738)	(13,480)
Net cash used in financing activities	(12,790)	(12,857)
Effects of exchange rate changes on cash and cash equivalents	(50)	(4,022)
Net decrease in cash and cash equivalents	(18,560)	(20,938)
Cash and cash equivalents, beginning of period	80,722	94,114
Cash and cash equivalents, end of period	$62,162	$73,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments, which are of a normal and recurring nature and necessary for a fair statement of the financial position and results of operations and cash flows for the periods presented, have been reflected in the accompanying unaudited consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2015 (the "2015 Annual Report on Form 10-K"). The accompanying consolidated balance sheet as of September 30, 2015 was derived from the audited annual consolidated financial statements as of the period then ended.
2. Summary of Significant Accounting Policies

Computer Software Developed for Internal Use

        Computer software developed for internal use is capitalized in accordance with provisions of the Accounting Standards Codification, or ASC, Topic 350-40, Intangibles Goodwill and Other—Internal Use Software. The Company capitalizes direct costs incurred to develop internal-use software during the application development stage after determining software technological requirements and obtaining management approval for funding projects probable of completion. Capitalization of the internal-use software development costs ceases upon substantially completing the project and placing the software into service based on its intended use.

During the six months ended March 31, 2016, the Company capitalized direct costs of $1.9 million associated with development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited consolidated balance sheets. There were no internal-use software development costs as of September 30, 2015.
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
Recently Issued Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board, or FASB, issued an amendment to the revenue recognition guidance released in May 2014. The amendment clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendment reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendment also provides implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. The Company expects to adopt the guidance during the first quarter of fiscal year 2019 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In March 2016, the FASB issued an amendment to the accounting guidance to simplify accounting for share-based payment awards issued to employees. The amendment requires recognition of excess tax benefits or deficiencies within income tax expense or benefit and changes their presentation requirements on the statement of cash flows. Additionally, the entity can make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with the current accounting guidance, or account for forfeitures as they occur. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption of the newly issued guidance is permitted. The Company expects to adopt the guidance during the first quarter of fiscal year 2018 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In March 2016, the FASB issued an amendment to the revenue recognition guidance released in May 2014. The amendment clarifies the application of the principal versus agent guidance, identification of the units of accounting, as well as application of the control principle to certain types of arrangements within the scope of the guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. The Company expects to adopt the guidance during the first quarter of fiscal year 2019 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In February 2016, the FASB, issued a new accounting guidance for reporting lease transactions. In accordance with provisions of the newly issued guidance, a lessee should recognize at the inception of the arrangement a right-of-use asset and a corresponding lease liability initially measured at the present value of lease payments over the lease term. For finance leases, interest on a lease liability should be recognized separately from the amortization of the right-of-use asset, while for operating leases, total lease costs are recorded on a straight-line basis over the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying assets to forgo a recognition of right-of-use assets and corresponding lease liabilities and record a lease expense on a straight-line basis. Entities should determine at the inception of the arrangement whether a contract represents a lease or contains a lease which is defined as a right to control the use of identified property for a period of time in exchange for consideration. Additionally, entities should separate the lease components from the non-lease components and allocate the contract consideration on a relative standalone price basis in accordance with provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be adopted via a modified retrospective approach with certain optional practical expedients that entities may elect to apply. The Company expects to adopt the guidance during the first quarter of fiscal year 2020 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In November 2015, the FASB issued an amendment to the accounting guidance to simplify the presentation of deferred income tax assets and liabilities in a statement of financial position. Deferred income tax assets, net of a corresponding valuation allowance, and liabilities related to a particular tax-paying component of an entity within a particular tax jurisdiction shall be offset and presented as a single noncurrent amount in a statement of financial position. Deferred income tax assets and liabilities attributable to different tax-paying components of an entity or different tax jurisdictions shall not be offset and be presented separately. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The guidance can be adopted via either a prospective or a retrospective approach for all deferred income tax assets and liabilities presented in a statement of financial position. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.
In September 2015, the FASB issued a new accounting guidance to simplify the presentation of measurement-period adjustments recognized in business combinations. Measurement-period adjustments will no longer be recognized by the acquirer retrospectively and will be recorded by the acquirer during the period in which they were determined. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively to the adjustments that occur after the effective date of the guidance. Early adoption is permitted for the financial statements that have not been issued, and the Company adopted the guidance during the first quarter of fiscal year 2016 to simplify the presentation of the measurement period adjustments in its consolidated financial statements. During the six months ended March 31, 2016, the Company recorded a measurement period adjustment of $1.1 million related to the acquisition of Contact Co., Ltd and recognized its impact in the accompanying consolidated balance sheets as of the period then ended in accordance with the provisions of the newly adopted guidance. There was no impact on the results of operations during the six months ended March 31, 2016 as a result of this adjustment. This adjustment would have been applied retrospectively and recognized as a reclassification in the accompanying consolidated balance sheets as of September 30, 2015 in accordance with provisions of the previous guidance.

In August 2015, the FASB issued an amendment to the accounting guidance which clarified the presentation and subsequent measurement of debt issuance costs related to line of credit arrangements based on the SEC's Staff announcement made in June 2015. In accordance with the guidance, debt issuance costs related to line of credit arrangements can be presented as an asset and subsequently amortized ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The guidance became effective upon its issuance and was adopted by the Company during the fourth quarter of fiscal year 2015. The adoption of the guidance did not have an impact on the Company's financial position and results of operations.
In February 2015, the FASB issued an amendment to the accounting guidance for consolidations of financial statements by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted either via a full retrospective approach or a modified retrospective approach by recording a cumulative-effect adjustment to beginning equity in the period of adoption. The Company expects to adopt the guidance during the first quarter of fiscal year 2017. The Company is currently evaluating the impact of the guidance on its financial position and results of operations.
In January 2015, the FASB issued new accounting guidance to simplify income statement classification by removing the concept of extraordinary items from Generally Accepted Accounting Principles, or GAAP. As a result, items that are both unusual in nature and infrequent in occurrence will no longer be separately reported net of tax after the results of continuing operations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and can be adopted retrospectively or prospectively based on an entity's election. Early adoption is permitted. The Company expects to adopt the guidance during the first quarter of fiscal year 2017. The adoption of the guidance is not expected to have a material impact on its financial position and results of operations.
In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. A five-step process set forth in the guidance may require more judgment and estimation within the revenue recognition process than the current GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued an amendment deferring the effective date of the guidance by one year. The guidance should be adopted retrospectively either for each reporting period presented or via recognizing the cumulative effect at the date of the initial application. Early adoption is permitted only as of annual reporting periods, including the interim periods, beginning after December 15, 2016. The Company expects to adopt the guidance during the first quarter of fiscal year 2019 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. A strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and is applied prospectively. The Company adopted the guidance during the first quarter of fiscal year 2016. The adoption of the guidance did not have an impact on the Company's financial position and the results of operations.
Other
For further information with regard to the Company's Significant Accounting Policies, please refer to Note 2 "Summary of Significant Accounting Policies" to the Company's consolidated financial statements included in the 2015 Annual Report on Form 10-K.
3. Marketable Securities
The Company invests in marketable securities that are classified as available-for-sale and records them at fair value in the Company's unaudited consolidated balance sheets. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date.
Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other (loss) income, net" in the accompanying unaudited consolidated statements of operations. During the three months ended March 31, 2016, the Company sold marketable securities with a fair value and amortized cost of $3.5 million and recognized gross losses of approximately $17,000 on sale of marketable securities. The Company collected cash proceeds of $3.5 million from the sale of marketable securities and reclassified unrealized net holding losses of approximately $17,000 on the marketable securities from accumulated other comprehensive income into "Other (loss) income, net" in the accompanying unaudited consolidated statements of operations as a result of these transactions. During the six months ended March 31, 2016, the Company sold marketable securities with a fair value of $127.6 million and amortized cost of $127.7 million and recognized gross losses of approximately $158,000 and gross gains of approximately $3,000 on sale of marketable securities. The Company collected cash proceeds of $127.0 million from the sale of marketable securities and reclassified unrealized net holding losses of approximately $155,000 on the marketable securities from accumulated other comprehensive income into "Other (loss) income, net" in the accompanying unaudited consolidated statements of operations as a result of these transactions. There were no sales of marketable securities during the three and six months ended March 31, 2015.
There were no unrealized gains or losses on available for sale securities presented as a component of accumulated other comprehensive income as of March 31, 2016. Unrealized gains on available for sale securities presented as a component of accumulated other comprehensive income were approximately $102,300 at September 30, 2015. Net unrealized holding gains on available for sale securities recorded as a component of other comprehensive income (loss) before the impact of reclassifications were approximately $22,000 and $202,000, respectively, during the six months ended March 31, 2016 and 2015.
The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of March 31, 2016 and September 30, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
Corporate securities	$2,283	$—	$—	$2,283
Other debt securities	66	—	—	66
Municipal securities	3,775	2	(1)	3,776
Total marketable securities	$6,124	$2	$(1)	$6,125
September 30, 2015:
U.S. Treasury securities and obligations of U.S. government agencies	$30,343	$39	$—	$30,382
Corporate securities	54,725	13	(48)	54,690
Mortgage-backed securities	857	27	—	884
Other debt securities	5,056	3	—	5,059
Municipal securities	30,258	18	(9)	30,267
Bank certificate of deposits	12,024	2	—	12,026
	$133,263	$102	$(57)	$133,308
The fair values of the marketable securities by contractual maturities at March 31, 2016 are presented below (in thousands):

Fair Value
Due in one year or less	$66
Due after one year through five years	3,776
Due after ten years	2,283
Total marketable securities	$6,125
Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.
The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of March 31, 2016 and September 30, 2015, fair value of the marketable securities in unrealized loss position was $2.0 million and $40.4 million, respectively. These securities were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the periods then ended. The unrealized losses are attributable to changes in interest rates which impact the value of the investments.
4. Acquisitions
Acquisitions Completed in Fiscal Year 2016
Acquisition of BioStorage Technologies, Inc.
On November 30, 2015, the Company completed its acquisition of BioStorage Technologies, Inc., or BioStorage, an Indiana-based global provider of comprehensive sample management and integrated cold chain solutions for the biosciences industry. These solutions include collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with the Company's existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market. This acquisition will allow the Company to access a broader customer base that is storing samples at ultra cold temperatures and simultaneously provide opportunities for BioStorage to use the Company's capabilities to expand into new markets.
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
The Company recorded the assets acquired and liabilities assumed related to BioStorage at their preliminary fair values as of the acquisition date, from a market participant’s perspective. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The preliminary fair values of the tangible and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions that are subject to change within the measurement period. As of March 31, 2016, the primary areas that remained preliminary included fair values of intangible assets acquired, certain tangible assets, tax-related matters and residual goodwill. The Company expects to continue obtaining information to assist it with determining the fair values of the net assets acquired during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
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
At the closing of the acquisition of BioStorage, a cash payment of $5.4 million was placed into escrow which consisted of $2.9 million ascribed to the purchase price and $2.5 million related to retention arrangements with certain employees. The payment of $2.9 million included $1.9 million related to satisfaction of the sellers' indemnification obligations with respect to BioStorage's representations and warranties and other indemnities, as well as $1.0 million related to potential purchase price adjustments. The remaining escrow balance of $2.5 million is payable to certain employees upon completion of a service retention period. Such retention payments were not considered a part of the purchase price, but rather recorded as a separate asset acquired and included within "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets. The escrow balance related to such retention payments was reduced by $0.6 million during the second quarter of fiscal year 2016 and had a balance of $1.9 million. All remaining escrow balances were unchanged as of March 31, 2016.
The fair value of customer relationship intangible assets of $36.6 million was estimated based on the income approach in accordance with the excess-earnings method. In accordance with the excess-earnings method, the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The weighted average amortization period for the customer relationships intangible assets acquired in the BioStorage acquisition is 11.0 years.
The fair value of the trademark intangible assets acquired of $4.9 million was estimated based on the income approach in accordance with the relief-from-royalty method. In accordance with the relief-from-royalty method, the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. The weighted average amortization period for the trademark intangible assets acquired in the BioStorage acquisition is 8.0 years.
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
The operating results of BioStorage have been reflected in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition, which included one month of activity during the first quarter of fiscal year 2016. During the three months ended March 31, 2016, revenue and net loss from BioStorage recognized in the Company’s results of operations were $11.4 million and $0.2 million, respectively. During the six months ended March 31, 2016, revenue and net loss from BioStorage recognized in the Company’s results of operations were $17.9 million and $0.8 million, respectively. During the three and six months ended March 31, 2016, the net loss included amortization expense of $0.8 million and $1.2 million, respectively, related to acquired intangible assets.
During the six months ended March 31, 2016, the Company incurred $3.1 million in non-recurring transaction costs with respect to the BioStorage acquisition which were recorded in "Selling, general and administrative" expenses within the unaudited consolidated statements of operations. The retention payment of $2.5 million was recorded within prepaid expenses and other current assets at the acquisition date and will be recognized as compensation expense over the service period or upon a triggering event in the underlying change in control agreements. During the three and six months ended March 31, 2016, the Company recorded $0.4 million and $0.5 million, respectively, of compensation expense related to this arrangement.
The following unaudited proforma financial information represents a summary of the consolidated results of operations for the Company and BioStorage as if the acquisition of BioStorage occurred on October 1, 2014 (in thousands):

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2016	2015	2016	2015
Revenue	$135,281	$148,873	$266,282	$281,272
Net (loss) income	(83,117)	2,172	(83,188)	(6,715)

Basic (loss) income per share	$(1.21)	$0.03	$(1.22)	$(0.10)
Diluted (loss) income per share	$(1.21)	$0.03	$(1.22)	$(0.10)

Weighted average shares outstanding used in computing net loss per share:
Basic	68,556	67,387	68,342	67,255
Diluted	68,556	68,414	68,342	67,255

The unaudited pro forma information presented above reflects historical operating results of the Company and BioStorage and includes the impact of certain adjustments directly attributable to the business combination. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of BioStorage had taken place on October 1, 2014. Amortization expense of $0.7 million and restructuring charges of $0.8 million were included in proforma net loss during the three months ended March 31, 2015. During the three months ended March 31, 2015, the adjustments reflected in the unaudited pro forma information included tax effects of $0.8 million, respectively. The impact of the restructuring charges was excluded from the proforma net loss during the three months ended March 31, 2016. During the six months ended March 31, 2016 and 2015, the adjustments reflected in the unaudited pro forma information included amortization expense of $0.5 million and $1.4 million, respectively, and tax effects of $0.5 million and $2.1 million, respectively. Additionally, transaction costs of 2.9 million and restructuring charges of $1.6 million were included in the proforma net loss during the six months ended March 31, 2015. The impact of the transaction costs and the restructuring charges was excluded from the proforma net loss during the six months ended March 31, 2016.
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
The Company recorded the assets acquired and liabilities assumed related to Contact at their preliminary fair values as of the acquisition date. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The preliminary fair values of the tangible and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions that are subject to change within the measurement period. As of March 31, 2016, the primary areas that remained preliminary included fair values of intangible assets acquired, certain tangible assets, tax-related matters and residual goodwill. The Company expects to continue obtaining information to assist it with determining the fair values of the net assets acquired during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
During the first quarter of fiscal year 2016, the Company finalized the valuation of property, plant and equipment reported at fair value at the acquisition date. As a result, the Company recorded a measurement period adjustment of $1.1 million as a decrease in the tangible assets' fair value and a corresponding increase in goodwill. There was no impact on the depreciation expense as a result of the tangible assets' fair value revision during the period then ended. The Company adopted Accounting Standards Update, or ASU, 2015-16, Simplifying the Accounting for Measurement Period Adjustments, during the first quarter of fiscal year 2016 and recognized the impact of the measurement period adjustment in the accompanying unaudited consolidated balance sheets as of March 31, 2016 in accordance with the provisions of the newly adopted guidance.
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
Fair value of the contingent consideration of $0.8 million was determined based on a probability-weighted average discounted cash flow model and recorded in "Accrued expenses and other current liabilities" in the Company's unaudited Consolidated Balance Sheets. The Company remeasures the fair value of the contingent consideration at each reporting date until the arrangement is settled. Fair value of the contingent consideration was $0.5 million at March 31, 2016, and the Company recognized a corresponding gain of $0.2 million and $0.3 million, respectively, on the fair value remeasurement during the three and six months ended March 31, 2016. Please refer to Note 17 “Fair Value Measurements” for further information on the fair value measurement of the contingent consideration.
At March 31, 2016, the Company had approximately $750,000 in an escrow account which related to potential working capital adjustments and the sellers' satisfaction of general representations and warranties. At the closing of the acquisition of Contact, the escrow balance was $1.5 million which was reduced by approximately $750,000 during the second quarter of fiscal year 2016 as a result of a payment made to the sellers upon termination of a certain third-party arrangement.
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
The operating results of Contact have been included in the results of operations for the Brooks Product Solutions segment from the date of the acquisition. During the three months ended March 31, 2016, revenue and net loss from Contact recognized in the Company's results of operations were $1.5 million and $0.1 million, respectively. During the six months ended March 31, 2016, revenue and net loss from Contact recognized in the Company's results of operations were $2.2 million and $0.6 million, respectively. During the three and six months ended March 31, 2016, the net loss included charges of $0.2 million and $0.4 million, respectively, related to the step-up in value of the acquired inventories and amortization expense of $0.2 million and $0.4 million, respectively, related to acquired intangible assets.
The Company did not present a pro forma information summary for its consolidated results of operations for the three and six months ended March 31, 2015 as if the acquisition of Contact occurred on October 1, 2014 because such results were insignificant.
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
On January 23, 2015, the Company reached a settlement with respect to certain working capital adjustments with the sellers of FluidX stock. On February 3, 2015, the Company made a payment to the sellers as a result of this settlement, which increased the purchase price by $0.1 million. At March 31, 2016, the Company had $1.5 million in a general escrow account held by the unrelated third party. The Company finalized the purchase price allocation for FluidX acquisition within the measurement period. Adjustments to the initial purchase price allocation recorded during the measurement period were not material to the Company's financial position.
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
The operating results of FluidX have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. During the three months ended March 31, 2016, revenue and net loss from FluidX were $3.9 million and $0.3 million, respectively. During the six months ended March 31, 2016, revenue and net loss from FluidX were $7.6 million and $0.4 million, respectively. The net loss during the three and six months ended March 31, 2016 included amortization expense of $0.3 million and $0.6 million, respectively, related to acquired intangible assets. During the three months ended March 31, 2015, revenue and net income from FluidX were $3.8 million and $0.4 million, respectively. During the six months ended March 31, 2015, revenue and net loss from FluidX were $7.4 million and $0.1 million, respectively. The net income (loss) during the three and six months ended March 31, 2015 included amortization expense of $0.3 million and $0.7 million, respectively, related to acquired intangible assets.
The Company incurred $0.3 million during the six months ended March 31, 2015 in non-recurring transaction costs with respect to the FluidX acquisition which were recorded in "Selling, general and administrative" expenses within the unaudited Consolidated Statements of Operations.
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
During the second quarter of 2016, the Company concluded that recent operating trends and declining forecasts for the Polycold reporting unit represented indicators of potential goodwill impairment. As a result, the Company performed the first step of the quantitative goodwill impairment test as of February 1, 2016. The carrying amount of the goodwill as of the testing date was $24.0 million. As a result of the test, the Company determined that the fair value exceeded the carrying value by 18%, and that no goodwill impairment existed.
The Company determined Polycold's fair value based on an Income Approach in accordance with the Discounted Cash Flow method, or DCF Method, which is based on future cash flow forecasts discounted at a weighted-average cost of capital. The DCF model also includes a terminal value calculation which is based upon an expected long-term capital growth rate for the reporting unit. The estimated fair value assumed a taxable transaction. If different assumptions of forecasted sales volumes, product costs, future cash flows, risk-adjusted weighted average cost of capital discount rate, as well as long-term growth rate projections were incorporated into the DCF model, different estimates of the Polycold's fair value may have been computed as of February 1, 2016.
The components of the Company’s goodwill by business segment at March 31, 2016 and September 30, 2015 are as follows (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Other	Total
Gross goodwill, at September 30, 2014	$494,275	$156,792	$47,378	$26,014	$724,459
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2014	56,569	5,554	47,378	—	109,501
Acquisitions and adjustments	3,660	—	8,247	—	11,907
Gross goodwill, at September 30, 2015	497,935	156,792	55,625	26,014	736,366
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2015	60,229	5,554	55,625	—	121,408
Acquisitions and adjustments	1,050	—	79,889	—	80,939
Gross goodwill, at March 31, 2016	498,985	156,792	135,514	26,014	817,305
Accumulated goodwill impairments	(437,706)	(151,238)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at March 31, 2016	$61,279	$5,554	$135,514	$—	$202,347
During the six months ended March 31, 2016, the Company recorded a goodwill increase of $79.9 million related to the acquisition of BioStorage which represented the excess of the consideration transferred over the fair value of the net assets acquired. Additionally, the Company recorded a measurement period adjustment related to the acquisition of Contact which resulted in a decrease in the tangible assets' fair value of $1.1 million and a corresponding increase in goodwill. Please refer to the Note 4 "Acquisitions" for further information on the measurement period adjustment recorded during the first quarter of fiscal year 2016.
The components of the Company’s identifiable intangible assets as of March 31, 2016 and September 30, 2015 are as follows (in thousands):

	March 31, 2016			September 30, 2015
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,440	$368	$7,808	$7,394	$414
Completed technology	60,695	48,738	11,957	60,748	46,718	14,030
Trademarks and trade names	9,150	3,858	5,292	4,241	3,604	637
Customer relationships	114,059	42,181	71,878	77,716	37,351	40,365
Total intangible assets	$191,712	$102,217	$89,495	$150,513	$95,067	$55,446
Amortization expense for intangible assets was $3.8 million and $3.2 million, respectively, during the three months ended March 31, 2016 and 2015 and $7.3 million and $6.4 million, respectively, during the six months ended March 31, 2016 and 2015.
Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2016 and the subsequent four fiscal years is as follows (in thousands):

Fiscal year ended September 30,
2016	$7,659
2017	15,566
2018	14,052
2019	13,713
2020	12,909
Thereafter	25,596
$89,495
6. Equity Method Investments
The Company accounts for certain of its investments using the equity method of accounting and records its proportionate share of the investee's earnings (losses) in its results of operations with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
In March 2014, the Company acquired a 22% equity interest in BioCision, LLC, or BioCision, a privately-held company based in Larkspur, California, for $4.0 million. During fiscal year 2015, the Company's equity investment was diluted from 22% to 20% as a result of stock options granted to new employees. BioCision develops, manufactures and markets cell cryopreservation products used to improve and standardize the tools and methods for biomaterial sample handling. The Company determined that BioCision represented a variable interest entity since the level of equity investment at risk was not sufficient to finance its activities without additional financial support. However, the Company does not qualify as a primary beneficiary since it does not have the power to direct BioCision's product research, development, selling and marketing activities that have the most significant impact on its economic performance. The Company's loss exposure is limited to the amount of investment and loan funding provided to BioCision. As such, the Company concluded that BioCision should not be consolidated in its financial statements.
During the three months ended March 31, 2016 and 2015, the Company recorded a loss associated with BioCision of approximately $19,200 and $0.3 million, respectively. During the six months ended March 31, 2016 and 2015, the Company recorded a loss associated with BioCision of $0.3 million and $0.5 million. At March 31, 2016 and September 30, 2015, the carrying value of the investment in BioCision in the Company’s unaudited Consolidated Balance Sheets was $2.3 million and $2.7 million, respectively. At March 31, 2016, amount payable to BioCision was approximately $43,000 .
The Company purchased BioCision's five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision for $2.5 million on each of the following dates of December 22, 2014 and February 2, 2015, resulting in a total purchase price of $5.0 million. Interest accrues on the convertible debt securities at a rate of 9% per annum, and is due with the principal at maturity. The convertible debt securities were recorded at fair value and accounted for in accordance with the fair value method. The warrant was recorded at fair value and accounted for as a derivative instrument. As of March 31, 2016, the fair value of the convertible debt securities and the warrant was $5.7 million and $49,180, respectively. As of September 30, 2015, the fair value of the convertible debt securities and the warrant was $5.3 million and $0.1 million, respectively.

For further information regarding the convertible debt securities and the warrant, refer to Note 17, “Fair Value Measurements”. The Company re-measures the fair values of the BioCision convertible debt securities and the warrant during each reporting period and recognizes the respective gains or losses as a component of "Other (loss) income, net" in the accompanying unaudited consolidated statements of operations. The Company recognized remeasurement gains of $0.1 million and $0.3 million, respectively, during the three and six months ended March 31, 2016.
During the six months ended March 31, 2016, the Company provided a series of bridge loans to BioCision with an aggregate principal amount of $600,000 bearing an annual interest rate of 10% to support BioCision's working capital requirements. On March 8, 2016, we made an additional loan of $150,000 to BioCision and the bridge loans were converted into a part of the permanent term loan, collectively, the" loan", which provides for financing of an aggregate principal amount up to $1.5 million, including this first $750,000 tranche and a second tranche of $750,000 which may be borrowed by BioCision at its option at a later date to support its working capital requirements. All principal and accrued interest outstanding on the loan mature on December 31, 2019 or at an earlier date upon the occurrence of certain events. In the event that BioCision obtains a certain equity investment or has a liquidity event, in either case, on or before September 30, 2016, all accrued and unpaid interest will be due and payable, and interest will thereafter accrue and be due and payable monthly in arrears. If no such equity investment or liquidity event occurs on or before September 30, 2016, all accrued and unpaid interest will be converted into additional loan principal and thereafter interest will accrue and be due and payable monthly in arrears. The financing supports growing working capital requirements in part due to BioCision entering into a supply agreement with a certain customer. The Company will be entitled to receive quarterly royalty payments from BioCision equal to 15% of the revenue generated from this certain customer arrangement until the earlier of: (i) the termination of the customer arrangement, (ii) the receipt by the Company of an aggregate amount of $1.5 million of royalty proceeds, and (iii) the date the loan is repaid in full. All outstanding and unpaid royalties become immediately due and payable to the Company if the customer arrangement is terminated. The loan is secured by a first priority perfected lien on BioCision's cash flows from the aforementioned customer arrangement, as well as a second priority perfected subordinated security interest and a lien on its personal property and other intangible assets, including intellectual property. At March 31, 2016, the loan of $750,000 was recorded at its carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets.
As a result of each of the funding rounds described above, the Company reconsidered whether BioCision represents a variable interest entity subject to consolidation. The Company concluded that BioCision remains a variable interest entity since the level of equity investment at risk is not sufficient to finance its activities without additional financial support. However, the Company does not qualify as a primary beneficiary since it does not have the power to direct BioCision's product research, development, selling and marketing activities that have the most significant impact on its economic performance. As such, the Company concluded that BioCision will not be consolidated in the Company's financial statements.
ULVAC Cryogenics, Inc.
The Company participates in a 50% joint venture, ULVAC Cryogenics, Inc., or UCI, with ULVAC Corporation of Chigasaki, Japan. UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation.
The carrying value of the investment in UCI was $22.7 million and $21.5 million, respectively, at March 31, 2016 and September 30, 2015. During the three months ended March 31, 2016 and 2015, the Company recorded income of $0.8 million and $16,000, respectively, representing its proportionate share of UCI's earnings. During the six months ended March 31, 2016 and 2015, the Company recorded income of $1.3 million and $0.4 million, respectively, representing its proportionate share of UCI's earnings. Management fee payments received by the Company from UCI were $0.2 million each during the three months ended March 31, 2016 and 2015. Management fee payments received by the Company from UCI were $0.4 million and $0.3 million, respectively, during the six months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, the Company incurred charges from UCI's for products or services of $0.1 million and $46,000, respectively. During the six months ended March 31, 2016 and 2015, the Company incurred charges from UCI's for products or services of $0.2 million and $0.1 million, respectively. At March 31, 2016 and September 30, 2015, the Company owed UCI approximately $98,000 and $54,000, respectively, in connection with accounts payable for unpaid products and services.
Yaskawa Brooks Automation, Inc.
During fiscal year 2015, the Company participated in a 50% joint venture with Yaskawa Electric Corporation, or Yaskawa, called Yaskawa Brooks Automation, Inc., or YBA, which came to closure in March 2015 and was liquidated on September 3, 2015. YBA exclusively marketed and sold Yaskawa’s semiconductor robotics products and the Company’s automation hardware products to semiconductor customers in Japan. During the first quarter of fiscal year 2015, the Company and Yaskawa agreed in principle to dissolve the joint venture. In connection with the planned dissolution, YBA assessed the recoverability of assets held by the joint venture and notified its equity partners of an asset impairment. As a result, the Company recorded an impairment charge of $0.7 million related to the write down of the carrying value of the equity investment in YBA to fair value during the first quarter of fiscal year 2015.

During the three and six months ended March 31, 2015, the Company earned revenue of $1.0 million and $2.1 million, respectively, from YBA and incurred charges of $0.5 million and $0.9 million, respectively, from YBA for products or services. Net income (loss) associated with YBA recognized by the Company during the three and six months ended March 31, 2015 was $0.2 million and $(0.5) million, respectively. There were no amounts receivable by the Company from YBA or owed by the Company to YBA at September 30, 2015.
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
In connection with its efforts to secure additional financial support, the Borrower developed revised assumptions about its future cash flows. Based on the information provided by the Borrower and the subordination of the loan to the new lender, the Company determined it was probable that it would not recover all amounts due from the loan and recorded an impairment charge of $2.6 million during fiscal year 2014. The impairment charge included the warrant write-off and was recorded in the "Selling, general and administrative" expenses in the Company's Consolidated Statements of Operations.
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
At March 31, 2016 and September 30, 2015, the carrying value of the note receivable was $1.0 million. No triggering events indicating impairment of the note receivable occurred during the three and six months ended March 31, 2016 and 2015, respectively.
8. Income Taxes
The Company recorded an income tax provision of $78.2 million and $74.9 million, respectively, for the three and six months ended March 31, 2016. The provision recorded in each period was primarily driven by the change in a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of the statute of limitations.
The Company recorded an income tax provision (benefit) of $1.6 million and $(1.6) million, respectively, for the three and six months ended March 31, 2015. The tax benefit of $(1.6) million was primarily driven by $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits. The tax provision of $1.6 million for the second quarter of fiscal year 2015 was driven by U.S. pre-tax income along with foreign income taxes and interest related to unrecognized tax benefits.
ASC Topic 740, Income Taxes, requires that all available evidence, both positive and negative, be considered in determining, based on the weight of that evidence, whether a valuation allowance is needed. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. A cumulative loss in recent years is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance.
The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and on a forward looking basis in the course of performing this analysis. The Company has evaluated all positive and negative evidence in concluding it is appropriate to establish a full valuation allowance against U.S. net deferred tax assets at this time.
The Company evaluated negative evidence to assess if it is more likely than not that the Company could make use of the U.S. deferred tax assets before they expire. In reviewing performance over the recent years, the Company currently shows cumulative income. This history considers earnings in recent years from the discontinued operations of Granville-Phillips, which was divested during the fiscal year 2014 and freed up capital for investments in strategic growth businesses. In evaluating the historical results of the continuing businesses, the Company has not yet demonstrated profitability with losses in recent periods. The Company reported U.S. pre-tax losses during fiscal year 2015 and the first two quarters of fiscal year 2016. The loss in the current quarter included a significant charge for restructuring actions which are ultimately expected to improve future profitability. However, because of the restructuring charges and loss in the second quarter of fiscal year 2016, the Company now projects a net loss for the full fiscal year 2016. These factors present significant negative evidence in the evaluation.
The Company also considered positive evidence such as expected improvements that are the results of investments in growth businesses. The Company prepares comprehensive forecasts based on the cyclical trends of the semiconductor industry, expected capital spending in the industry and demand for new product offerings. The Company's forecast of future improved profits includes a portion related to foreign operations, specifically in the Contamination Control Solutions business, which are excluded from the evaluation of U.S. deferred tax assets. The forecast of future improved profits also includes a portion related to U.S. operations. The Brooks Life Science Systems segment has driven cumulative losses in the U.S. in the past years, but is expected to provide growth in revenue and improved profitability resulting in increased profits in the U.S. After extensive review, despite significant projected improvements, the forecasted income is not considered to be objectively verifiable evidence because the revenue growth expected for the future periods is based on projections and not significantly supported by specific bookings and backlog of orders for product in place as of the end of the quarter. The evidence is therefore considered more subjective than objective under the accounting rules. Accordingly, this positive evidence is given less weight than the negative evidence discussed above.
A cumulative loss is difficult negative evidence to overcome on a more likely than not basis. Future income projections can only overcome this negative evidence if the projections are considered objectively verifiable. Since the income projections are not considered objectively verifiable, the Company determined that realization of the U.S. net deferred tax assets should not be viewed as more likely than not until the projected profits are supported with objectively verifiable evidence of the improvements. As a result of this change in assessment, the Company recorded a tax provision of $79.3 million to establish the valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2016. The Company will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company's interpretation of applicable tax laws in the jurisdictions in which it files tax returns. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has income tax audits in progress in various jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2009. It is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company's unaudited Consolidated Balance Sheets based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $1.2 million within the next twelve months as a result of the lapse of statutes of limitations in multiple jurisdictions.
9. Other Balance Sheet Information
The following is a summary of accounts receivable at March 31, 2016 and September 30, 2015 (in thousands):

	March 31, 2016	September 30, 2015
Accounts receivable	$106,090	$87,582
Less: allowance for doubtful accounts	(1,753)	(1,019)
Less: allowance for sales returns	(112)	(115)
Accounts receivable, net	$104,225	$86,448
The following is a summary of inventories at March 31, 2016 and September 30, 2015 (in thousands):

	March 31, 2016	September 30, 2015
Inventories:
Raw materials and purchased parts	$58,112	$62,441
Work-in-process	17,238	21,563
Finished goods	25,388	16,615
Total inventories	$100,738	$100,619
Reserves for excess and obsolete inventory were $24.1 million and $23.8 million at March 31, 2016 and September 30, 2015, respectively.
As of March 31, 2016 and September 30, 2015, the building and the underlying land located in Oberdiessbach, Switzerland were presented at fair value of $2.9 million as "Assets Held for Sale" in the accompanying unaudited Consolidated Balance Sheets. The Company determined fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. Please refer to Note 17, "Fair Value Measurements" for further information on such measurements.
The Company establishes reserves for estimated cost of product warranties based on historical information. Product warranty reserves are recorded at the time product revenue is recognized, and retrofit accruals are recorded at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the Company.
The following is a summary of product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2016 and 2015 (in thousands):

Activity - Three Months Ended March 31, 2016
Balance at December 31, 2015	Accruals	Costs Incurred	Balance at March 31, 2016
$5,767	$2,376	$(2,408)	$5,735

Activity - Three months ended March 31, 2015
Balance at December 31, 2014	Accruals	Costs Incurred	Balance at March 31, 2015
$6,255	$2,428	$(2,480)	$6,203

Activity - Six Months Ended March 31, 2016
Balance at September 30, 2015	Accruals	Costs Incurred	Balance at March 31, 2016
$6,089	$4,712	$(5,066)	$5,735

Activity - Six Months Ended March 31, 2015
Balance at September 30, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at March 31, 2015
$6,499	$81	$5,145	$(5,522)	$6,203

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
The Company also enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and six months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Realized gains on derivative instruments not designated as hedging instruments	$736	$126	$997	$426

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at March 31, 2016 and September 30, 2015 (in thousands):
March 31, 2016:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
British Pound	425	Norwegian Krone	April 2016	3,600	2	—
British Pound	252	Swedish Krona	April 2016	2,100	2	—
Korean Won	2,212	U.S. Dollar	April 2016	2,580,000	—	(8)
British Pound	1,678	Euro	April 2016	1,500	—	(2)
Korean Won	22	Singapore Dollar	April 2016	30	—	—
U.S. Dollar	675	Taiwan Dollar	April 2016	22,000	2	—
U.S. Dollar	5,959	Chinese Yuan	April 2016	39,000	—	(30)
Korean Won	44	Japanese Yen	April 2016	44	—	(1)
Euro	18,525	U.S. Dollar	April 2016	20,800	110	—
U.S. Dollar	7,300	British Pound	April 2016	10,410	—	(68)
U.S. Dollar	2,081	Japanese Yen	April 2016	236,000	—	(5)
Singapore Dollar	629	U.S. Dollar	April 2016	860	—	(2)
U.S. Dollar	59	Israeli Shekel	April 2016	227	—	—
					116	(116)
September 30, 2015:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,543	Korean Won	October 2015	1,852,000	$—	$(6)
British Pound	2,157	Euro	October 2015	1,600	—	(29)
U.S. Dollar	662	Taiwan Dollar	October 2015	22,000	—	(1)
U.S. Dollar	4,308	British Pound	October 2015	6,520	32	—
Euro	9,300	U.S. Dollar	October 2015	8,253	40	—
U.S. Dollar	5,177	Chinese Yuan	October 2015	33,000	15	—
U.S. Dollar	425	Japanese Yen	October 2015	51,000	—	—
U.S. Dollar	1,336	Japanese Yen	December 2015	160,000	2	—
U.S. Dollar	457	Israeli Shekel	October 2015	1,800	—	—
					$89	$(36)
The fair values of the forward contracts described above are recorded in the Company's accompanying unaudited Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities".
Stock Warrant
The BioCision warrant agreement contains net share settlement provisions, which permit the Company to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). The value of the stock warrant fluctuates primarily in relation to the value of BioCision's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrant are recognized as a component of "Other (loss) income, net" in the accompanying unaudited consolidated statements of operations. Please refer to Note 17 “Fair Value Measurements” for further information regarding the fair value of the stock warrant.
11. Stock-Based Compensation
The Company may issue restricted stock units and restricted stock awards (collectively "restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.

The following table reflects stock-based compensation expense recorded during the three and six months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Restricted stock units	$1,723	$3,512	$6,299	$6,884
Employee stock purchase plan	132	113	269	224
Total stock-based compensation	$1,855	$3,625	$6,568	$7,108
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
The Company grants restricted stock units that vest over a required service period and awards for which vesting is dependent upon achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the goals. The following table reflects restricted stock units granted during the six months ended March 31, 2016 and 2015:

	Total Units	Time-Based Units	Stock Grants	Performance-Based Units
Six months ended March 31, 2016	1,361,998	441,750	83,998	836,250
Six months ended March 31, 2015	1,443,959	551,250	68,459	824,250
Time-Based Grants
Restricted stock units granted with a required service period typically have three year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.
Stock Grants
During the six months ended March 31, 2016 and 2015, the Company granted 83,998 and 68,459 units to the members of the Company's Board of Directors, including compensation-related restricted stock units of 55,380 and 49,267, respectively. Certain members of its Board of Directors previously elected to defer receiving their annual awards of unrestricted shares of the Company stock and quarterly dividends until a future date. During the six months ended March 31, 2016 and 2015, the Company issued 25,560 and 13,318 units, respectively, related to such annual restricted share awards. During the six months ended March 31, 2016 and 2015, the Company issued 3,058 and 6,054 units, respectively, related to deferred quarterly dividends in an amount equal to the value of cash dividends that would be paid on the number of deferred shares based on the closing price of the Company’s stock on each dividend record date. These units vested upon issuance, but receipt of the Company shares is deferred until the holders attain a certain age or cease to provide services to the Company in their capacity as Board members.
Performance-Based Grants
Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee of the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.
Performance-based awards granted in fiscal year 2016 allow participants to earn 100% of a targeted number of restricted stock units if the Company’s performance meets its target for each applicable financial metric, and up to a maximum of 200% of the restricted stock units if the Company’s performance for such metrics meets the maximum threshold. Performance below the minimum threshold for each financial metric results in award forfeitures. Performance goals will be measured over a three year period at the end of fiscal year 2018 to determine the number of units earned by recipients that continue to meet a service requirement. Units held by recipients that fail to meet the continued service requirement are forfeited. Earned units for recipients that continue to meet the service requirements vest on the date the Company’s Board of Directors determines the number of units earned, which will be approximately the third anniversary of the grant date.
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
Forty percent of the performance-based units granted in fiscal year 2015 have performance goals which will be measured over a three year period at the end of fiscal year 2017 to determine the number of earned units eligible for vesting. Earned units vest on the third anniversary of the grant date, subject to award holders satisfying the service requirements. 351,066 units, or 40%, of performance-based awards granted in fiscal year 2015 are eligible for vesting. The total number of performance-based units to be earned by the participants will be based on the achievement against the Company's performance targets. The vesting of the units is subject to award holders satisfying the service requirements.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the six months ended March 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2015	3,257,413	$9.95
Granted	1,361,998	11.14
Vested	(1,239,497)	9.52
Forfeited	(1,109,039)	11.27
Outstanding at March 31, 2016	2,270,875	$10.91
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2016 and 2015 was $9.37 and $12.12, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended March 31, 2016 and 2015 was $11.14 and $11.95, respectively. The fair value of restricted stock units vested during the three months ended March 31, 2016 and 2015 was $0.6 million and $1.0 million, respectively. The fair value of restricted stock units vested during the six months ended March 31, 2016 and 2015 was $14.0 million and $7.9 million, respectively. The Company paid $4.4 million and $2.2 million for withholding taxes on vested restricted stock units during the six months ended March 31, 2016 and 2015, respectively. Additionally, 1,109,039 shares of restricted stock units were forfeited during the six months ended March 31, 2016 primarily as a result of failure to achieve certain performance thresholds for performance-based restricted stock units and because the restructuring action initiated during the second quarter of fiscal year 2016. Please refer to Note 13, "Restructuring and Other Charges" for further information on the restructuring action.
As of March 31, 2016, the unrecognized compensation cost related to restricted stock units that are expected to vest is $16.0 million and will be recognized over an estimated weighted average service period of approximately 1.8 years.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan that allows its employees to purchase shares of common stock at a price equal 85% of the fair market value of the Company's stock at the beginning or the end of the semi-annual period, whichever is lower. During the three and six months ended March 31, 2016, the Company issued 118,548 shares under the employee stock purchase plan for $0.9 million. The Company issued 96,415 shares under the employee stock purchase plan for $0.9 million during the corresponding periods of the prior fiscal year.

12. Earnings per Share
The calculations of basic and diluted net (loss) income per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net (loss) income	$(83,939)	$2,711	$(88,587)	$(23)

Weighted average common shares outstanding used in computing basic earnings per share	68,556	67,387	68,342	67,255
Dilutive restricted stock units	—	1,027	—	—
Weighted average common shares outstanding used in computing diluted earnings per share	68,556	68,414	68,342	67,255

Basic net income (loss) per share	$(1.22)	$0.04	$(1.30)	$—
Diluted net income (loss) per share	$(1.22)	$0.04	$(1.30)	$—
Options to purchase approximately 2,000 shares of common stock and 552,000 of restricted stock units were excluded from the computation of diluted earnings per share during the three months ended March 31, 2015 as their effect would be anti-dilutive based on the treasury stock method. Restricted stock units of 1,194,000 during the three months ended March 31, 2016, as well as 1,457,000 and 1,164,000, respectively, of restricted stock units during the six months ended March 31, 2016 and 2015 were excluded from the computation of diluted earnings per share as a result of a net loss incurred during these periods. There were no options outstanding as of March 31, 2016 and 2015.
13. Restructuring and Other Charges

Three Months Ended March 31, 2016
The Company recorded restructuring charges of $7.3 million during the three months ended March 31, 2016, which included severance costs of $7.2 million and facility-related costs of $0.2 million. The charges consisted of $5.2 million attributable to actions initiated during the three months ended March 31, 2016 and $2.1 million attributable to actions initiated in prior periods.
The Company’s restructuring action initiated during the three months ended March 31, 2016 included streamlining business operations as part of a company-wide initiative to improve profitability and competitiveness. This action resulted in $5.2 million of severance costs, which was attributable to the elimination of positions across the Company, including certain senior management positions. The restructuring action is expected to be substantially completed by June 30, 2016, and result in additional restructuring charges in future periods of $0.5 million. Restructuring charges incurred during the period from this action are $5.2 million and expected to benefit all segments. Total severance costs expected to be incurred in connection with the action are $5.7 million.
The Company’s restructuring actions initiated in prior periods resulted in $1.6 million of costs attributable to Brooks Life Science Systems and $0.4 million of costs attributable to Brooks Product Solutions during the three months ended March 31, 2016. The Brooks Life Science Systems actions were primarily related to streamlining the management structure of this segment, integrating BioStorage, and the closure of the segment’s Spokane, Washington facility in March 2016. These restructuring actions are expected to be substantially completed by June 30, 2016 and not expected to result in any additional restructuring charges in future periods. Total severance costs expected to be incurred in connection with these actions are $2.4 million, of which $0.8 million was recognized prior to the second quarter of fiscal year 2016 and $1.6 million was recognized during the three months ended March 31, 2016. The restructuring actions related to Brooks Product Solutions were primarily related to the integration of Contact, as well as the closure and transfer of our Mistelgau, Germany manufacturing operations to a contract manufacturer. These restructuring actions were substantially completed as of March 31, 2016. Total severance costs incurred in connection with these actions are $5.0 million, of which $4.6 million was recognized prior to the second quarter of fiscal year 2016 and $0.4 million was recognized during the three months ended March 31, 2016.

Six Months Ended March 31, 2016
The Company recorded restructuring charges of $8.8 million during the six months ended March 31, 2016 related to severance costs which included of $5.2 million of charges related to restructuring actions initiated during the six months ended March 31, 2016 that benefited all segments. Additional charges of $3.6 million were related to restructuring actions initiated in prior periods, as described above, and consisted of $1.2 million of costs attributable to Brooks Product Solutions segment and $2.4 million of costs attributable to Brooks Life Science Systems segment.

Three Months Ended March 31, 2015
The Company recorded restructuring charges of $0.7 million during the three months ended March 31, 2015 related to severance costs. Such costs were attributable to Brooks Product Solutions segment for the integration of Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, with the Company's operations and the transition of manufacturing of certain products from the Company's facility in Mistelgau, Germany to a third party contract manufacturer. Total cumulative severance costs incurred in connection with these restructuring plans were $1.9 million and were substantially completed on December 31, 2015.

Six Months Ended March 31, 2015
The Company recorded restructuring charges of $3.4 million during the six months ended March 31, 2015, which included severance costs of $2.1 million and facility-related costs of $1.2 million.
Severance costs of $2.1 million were attributable to Brooks Product Solutions segment in connection with the restructuring actions described above. Total cumulative severance costs incurred in connection with these restructuring actions were $5.0 million.
    Facility exit costs of $1.2 million attributable to Brooks Product Solutions segment were related to the outsourcing of manufacturing certain of the Company’s line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs represented future lease payments and expected operating costs to be paid until the termination of the facility lease. The Company terminated the lease on October 27, 2015 and fully paid the related restructuring liability during the first quarter of fiscal year 2016.
The following is a summary of activity related to the Company’s restructuring and other charges for the three and six months ended March 31, 2016 and 2015 (in thousands):

	Activity — Three Months Ended March 31, 2016
	Balance at December 31, 2015	Expenses	Payments	Balance at March 31, 2016
Facilities and other contract termination costs	$—	$160	$(64)	$96
Workforce-related termination benefits	1,654	7,176	(1,537)	7,293
Total restructuring liabilities	$1,654	$7,336	$(1,601)	$7,389

	Activity — Three Months Ended March 31, 2015
	Balance at December 31, 2014	Expenses	Payments	Balance at March 31, 2015
Facilities and other contract termination costs	$1,175	$—	$(271)	$904
Workforce-related termination benefits	2,753	685	(1,045)	2,393
Total restructuring liabilities	$3,928	$685	$(1,316)	$3,297

	Activity — Six Months Ended March 31, 2016
	Balance at September 30, 2015	Expenses	Payments	Balance at March 31, 2016
Facilities and other contract termination costs	$433	$25	$(362)	$96
Workforce-related termination benefits	1,640	8,786	(3,133)	7,293
Total restructuring liabilities	$2,073	$8,811	$(3,495)	$7,389

	Activity — Six Months Ended March 31, 2015
	Balance at September 30, 2014	Expenses	Payments	Balance at March 31, 2015
Facilities and other contract termination costs	$71	$1,205	$(372)	$904
Workforce-related termination benefits	3,404	2,148	(3,159)	2,393
Total restructuring liabilities	$3,475	$3,353	$(3,531)	$3,297
Accrued restructuring costs of $7.4 million at March 31, 2016 are expected to be paid within the next twelve months.
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
The components of the Company’s net pension cost for the three and six months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service cost	$136	$129	$272	$248
Interest cost	18	33	36	64
Amortization of losses	4	—	8	—
Expected return on assets	(39)	(58)	(79)	(111)
Net periodic pension cost	$119	$104	$237	$201

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
The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks and research institutes. During the first quarter of fiscal year 2016, we completed an acquisition of BioStorage, a global provider of comprehensive outsource biological sample service solutions, including collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with the Company's existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market.
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

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and six months ended March 31, 2016 and 2015 (in thousands):

	Brooks Product Solutions	Brooks Global Services	Brooks Life Science Systems	Total
Three Months Ended March 31, 2016:
Revenue
Product	$86,790	$3,448	$11,224	$101,462
Services	—	18,581	15,238	33,819
Total revenue	$86,790	$22,029	$26,462	$135,281
Gross profit	$30,570	$6,373	$9,857	$46,800
Segment operating income (loss)	$4,791	$1,867	$(2,217)	$4,441

Three Months Ended March 31, 2015:
Revenue
Product	$98,958	$4,128	$13,309	$116,395
Services	—	18,709	4,209	22,918
Total revenue	$98,958	$22,837	$17,518	$139,313
Gross profit	$33,995	$7,043	$4,987	$46,025
Segment operating income (loss)	$7,995	$2,108	$(4,391)	$5,712

Six Months Ended March 31, 2016:
Revenue
Product	$163,351	$6,066	$21,225	$190,642
Services	—	38,478	26,116	64,594
Total revenue	$163,351	$44,544	$47,341	$255,236
Gross profit	$57,671	$13,931	$15,752	$87,354
Segment operating income (loss)	$5,128	$4,470	$(6,819)	$2,779

Six Months Ended March 31, 2015:
Revenue
Product	$181,814	$8,236	$26,075	$216,125
Services	—	37,798	8,126	45,924
Total revenue	$181,814	$46,034	$34,201	$262,049
Gross profit	$60,917	$15,506	$8,690	$85,113
Segment operating income (loss)	$8,457	$5,661	$(9,907)	$4,211

Assets:
March 31, 2016	$277,897	$51,545	$254,125	$583,567
September 30, 2015	$260,011	$57,058	$110,910	$427,979

The following is a reconciliation of the Company’s operating and reportable segments' operating income (loss) and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets and Consolidated

Statements of Operations for the three and six months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Segment operating income (loss)	$4,441	$5,712	$2,779	$4,211
Amortization of acquired intangible assets	3,091	1,914	5,302	3,826
Restructuring and other charges	7,336	685	8,811	3,353
Other unallocated corporate expenses	353	60	3,325	459
Total operating (loss) income	$(6,339)	$3,053	$(14,659)	$(3,427)

	March 31, 2016	September 30, 2015
Segment assets	$583,567	$427,979
Cash, cash equivalents and marketable securities	68,287	214,030
Deferred tax assets	4,575	89,959
Assets held for sale	2,895	2,900
Equity method investments	25,071	24,286
Other unallocated corporate net assets	—	500
Total assets	$684,395	$759,654
16. Significant Customers
The Company had one customer that accounted for 10% or more of its consolidated revenue, at 10% and 11%, respectively, during the three months ended March 31, 2016 and 2015. The Company had one customer that accounted for 10% or more of its consolidated revenue, at 10% and 12%, respectively, during the six months ended March 31, 2016 and 2015. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at March 31, 2016 or September 30, 2015.
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

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$59	$59	$—	$—
Available-for-sale securities	6,125	—	6,125	—
Foreign exchange contracts	116	—	116	—
Convertible debt securities	5,696	—	—	5,696
Stock warrant	49	—	—	49
Total Assets	$12,045	$59	$6,241	$5,745
Liabilities:
Contingent consideration	$500	$—	$—	$500
Foreign exchange contracts	116	—	116	—
Total Liabilities	$616	$—	$116	$500
     The convertible debt securities and the stock warrant are included in "Other assets" in the accompanying unaudited consolidated balance sheets as of March 31, 2016 and September 30, 2015. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and the stock warrant.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,628	$10,133	$1,495	$—
Available-for-sale securities	133,308	—	133,308	—
Foreign exchange contracts	89	—	89	—
Convertible debt securities	5,337	—	—	5,337
Stock warrant	59	—	—	59
Total Assets	$150,421	$10,133	$134,892	$5,396
Liabilities:
Contingent consideration	$811	$—	$—	$811
Foreign exchange contracts	36	—	36	—
Total Liabilities	$847	$—	$36	$811
Cash Equivalents
Cash equivalents of $0.1 million and $10.1 million at March 31, 2016 and September 30, 2015, respectively, consist of Money Market Funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.5 million at September 30, 2015 consisted primarily of Bank Certificate of Deposits and were classified within Level 2 of the fair value hierarchy because they were not actively traded. There were no Bank Certificate of Deposits at March 31, 2016.
Available-For-Sale Securities
Available-for-sale securities of $6.1 million and $133.3 million at March 31, 2016 and September 30, 2015, respectively, consist of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, Mortgage-Backed Securities, as well as U.S. Treasury Securities and Obligations of U.S. Government Agencies. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts
Foreign exchange contract assets and liabilities amount to $116,000 each at March 31, 2016. Foreign exchange contract assets and liabilities amount to $89,000 and $36,000, respectively, at September 30, 2015. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.
Convertible Debt Securities
Convertible debt securities of $5.7 million and $5.3 million, respectively, at March 31, 2016 and September 30, 2015 are classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted expected return method, or PWERM, utilizing various scenarios for the expected payout of the instrument covering the full range of the potential outcomes. The PWERM determines the value of an asset based upon an analysis of future values for the subject asset and full range of its potential values. The asset value is based upon the present value of the probability of each future outcome becoming available to the asset and the economic rights and preferences of each asset. The Company remeasures the fair value of the convertible debt securities at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the "Other (loss) income, net" in the Company's unaudited consolidated statements of operations.
Stock Warrant
Stock warrant of $0.1 million at March 31, 2016 and September 30, 2015, respectively, was classified within Level 3 of the fair value hierarchy and measured at fair value based on the Black-Scholes model. The Black-Scholes model applied to the warrant incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time until the warrant’s expiration date. The fair value of the warrant was determined utilizing a five year equity volatility percentage based on an average equity volatility derived from comparable public companies. The Company remeasures the fair value of the stock warrant at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the "Other (loss) income, net" in the Company's unaudited consolidated statements of operations.
Contingent Consideration
Contingent consideration liability of $0.5 million and $0.8 million, respectively, at March 31, 2016 and September 30, 2015 is classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted average discounted cash flow model utilizing potential outcomes related to achievement of certain specified targets and events. The fair value measurement of the contingent consideration is based on probabilities assigned to each potential outcome and the discount rate. The Company remeasures the fair value of the contingent consideration at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the "Selling, general and administrative" expenses in the Company's unaudited consolidated statements of operations. Please refer to Note 4 “Acquisitions” for further information on the contingent consideration liability.
The carrying amounts of accounts receivable and accounts payable approximate their fair value due to their short-term nature.
The following table presents the reconciliation of the assets measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrants	Contingent Consideration	Total
Balance at September 30, 2015	$5,337	$59	$811	$6,207
Change in fair value	359	(10)	(311)	38
Balance at March 31, 2016	$5,696	$49	$500	$6,245
Nonrecurring Fair Value Measurements
The Company holds certain assets that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
As of March 31, 2016 and September 30, 2015, the building and the underlying land located in Oberdiessbach, Switzerland were presented at fair value of $2.9 million as "Assets Held for Sale" in the accompanying unaudited consolidated balance sheets. The Company determined fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. Fair value measurement is classified within Level 3 of the fair value hierarchy since it is based on unobservable inputs. Please refer to Note 9 “Other Balance Sheet Information” for further information on the assets held for sale.
Note receivable of $1.0 million at March 31, 2016 and September 30, 2015 is recorded at carrying value and included in

"Other assets" in the accompanying unaudited consolidated balance sheets. Please refer to Note 7, "Note Receivable" for further information on the loan.
Loan receivable of $0.8 million at March 31, 2016 is recorded at carrying value and included in "Other assets" in the accompanying unaudited consolidated balance sheets. Please refer to Note 6, "Equity Method Investments" for further information on the note.
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
18. Commitments and Contingencies
Letters of Credit
At March 31, 2016 and September 30, 2015, the Company had approximately $3.6 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the six months ended March 31, 2016 and fiscal year ended September 30, 2015, and the Company currently does not anticipate any of these obligations to be called in the near future.
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
19. Subsequent Events
On April 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on June 24, 2016 to common stockholders of record as of June 3, 2016. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company's actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margin, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, or R&D, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our adoption of the newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, capital expenditures and future acquisitions. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2015 Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2015 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to "we", "us", "our" and "the Company" refer to Brooks Automation, Inc. and its subsidiaries.
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
In the semiconductor capital equipment market, we utilize our capabilities in automation and cryogenics in various robotic automation and cryogenic vacuum pump offerings, both of which are used in the wafer processing steps of a semiconductor manufacturer. We expect the semiconductor equipment market to remain a key end market for our products and services as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We have made numerous acquisitions in past years to support and expand our technology and product offerings for the semiconductor market. In October 2012, we acquired Crossing Automation Inc., or Crossing, a U.S.-based provider of automation solutions and services for semiconductor front-end markets, for $59.0 million. In April 2014, we acquired Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, for $31.6 million. DMS is a German-based provider of automated contamination control solutions, or CCS, for front opening unified pod, or FOUP, carriers and reticle storage targeted at improving yield of semiconductor processes at semiconductor fabrication plants. In August 2015, we acquired Contact Co., Ltd., or Contact, for $6.8 million, net of cash acquired. Contact is a Japanese-based provider of automated cleaner products for wafer carrier devices used in the global semiconductor markets. This acquisition broadened our CCS product portfolio and added complementary technology to our CCS business unit.
In the life sciences sample management market, we utilize our capabilities in automation and cryogenics in various offerings, such as automated ultra-cold storage freezers, consumable sample storage containers, and instruments, to assist in the workflow of sample management. We expect the life sciences sample management market to remain a key end market for our products and services. In 2011, we entered the life sciences sample management market through the acquisition of Nexus Biosystems, Inc., or Nexus, and RTS Life Science Limited, or RTS. Both companies were providers of automation solutions and consumables to the life sciences sample management market. In August 2013, we continued to expand our offerings and customer relationships in the life sciences sample management market with the acquisition of certain assets and liabilities related to biological sample preparation, management and storage solutions from Matrical, Inc., or Matrical, for $9.3 million. These acquisitions provided a broad set of offerings, including automated systems for compound and biological sample storage in ultra-cold temperatures, consumable storage products, and instruments to support the work flow of sample management. In October 2014, we acquired FluidX Ltd., or FluidX, a UK-based provider of biological sample storage tubes and complementary bench-top instruments for $15.5 million, net of cash acquired. On November 30, 2015, we acquired BioStorage Technologies, Inc., or BioStorage, for a total purchase price of $125.5 million, net of cash acquired. BioStorage is an Indiana-based global provider of comprehensive sample management and integrated cold chain solutions for the bioscience industry. These solutions combined with our existing offerings, particularly automation for sample storage and formatting, provide our customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market. We believe this acquisition will allow us to access a broader customer base that is storing samples at ultra-cold temperatures and simultaneously provide opportunities for BioStorage to use our capabilities to expand into new markets.
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

•
The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks and research institutes. On November 30, 2015, we completed an acquisition of BioStorage, a global provider of comprehensive outsource biological sample service solutions, including collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with the Company's existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market. The operating results of BioStorage are included as a part of the Brooks Life Science Systems segment.

Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles, or GAAP. The preparation of the interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue, bad debts, inventories, long-lived assets, derivative instruments, intangible assets other than goodwill, goodwill, income taxes, warranty obligations, pensions and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the semiconductor and life science industries, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions which could have a material impact on our financial condition and results of operations.
Goodwill
During the second quarter of 2016, we concluded that negative operating trends and declining forecasts for the Polycold reporting unit represented indicators of potential goodwill impairment. As a result, we performed the first step of the quantitative goodwill impairment test as of February 1, 2016. The carrying amount of the goodwill as of the testing date was $24.0 million. As a result of the test, we determined that the fair value exceeded the carrying value by 18%, and that no goodwill impairment existed.

We determined Polycold's fair value based on an Income Approach in accordance with the Discounted Cash Flow method, or DCF Method, which is based on future cash flow forecasts discounted at a weighted-average cost of capital. The DCF model also includes a terminal value calculation which is based upon an expected long-term capital growth rate for the reporting unit. The estimated fair value assumed a taxable transaction.
Application of the goodwill impairment test requires significant judgment based on market and operational conditions at the time of the evaluation, including management's best estimates of the reporting unit's future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. If different assumptions of forecasted sales volumes, product costs, future cash flows, risk-adjusted weighted average cost of capital discount rate, as well as long-term growth rate projections were incorporated into the DCF model, different estimates of the Polycold's fair value may have been computed as of February 1, 2016.
For further information with regard to our significant accounting policies and estimates, please refer to Note 2 "Summary of Significant Accounting Policies" to our unaudited consolidated financial statements included elsewhere in the Quarterly Report of Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations

Three and Six Months Ended March 31, 2016 Compared to Three and Six Months Ended March 31, 2015
Revenue
We reported revenue of $135.3 million for the three months ended March 31, 2016, compared to $139.3 million for the corresponding period of the prior fiscal year, a decrease of $4.0 million, or 3%. We reported revenue of $255.2 million for the six months ended March 31, 2016, compared to $262.0 million for the corresponding period of the prior fiscal year, a decrease of $6.8 million, or 3%. The decline in revenue for both periods was primarily driven by lower revenue in our Brooks Product Solutions and Brooks Global Services segments, partially offset by a revenue increase in our Brooks Life Science Systems segment. The impact of changes in foreign currency exchange rates adversely affected revenue by $1.7 million and $3.8 million during the three and six months ended March 31, 2016, respectively.
Our Brooks Product Solutions segment reported revenue of $86.8 million for the three months ended March 31, 2016 compared to $99.0 million for the corresponding period of the prior fiscal year. The decrease of $12.2 million during the three months ended March 31, 2016 compared to the corresponding period of the prior fiscal year reflects a decline of $4.5 million in revenue from our robotic automation products, $2.8 million in our refrigerant systems, $2.8 million in our Contamination Controls Solutions, and $2.1 million from our Cryogenic pump business. For the six months ended March 31, 2016, the Brooks Product Solutions segment reported revenue of $163.4 million, a decline of $18.5 million from the corresponding period of the prior fiscal year. This decrease reflects lower sales of robotic automation of $9.5 million, Cryogenic pumps of $4.1 million, refrigerant systems of $2.7 million, and Contamination Controls Solutions of $2.0 million. These declines include the adverse impact of changes in foreign currency exchange rates of $0.8 million and $1.4 million during the three and six months ended March 31, 2016, respectively.
The Brooks Product Solutions business is primarily driven by demands in the semiconductor capital equipment market which often fluctuates significantly from quarter to quarter.  The Brooks Product Solutions business experienced fluctuations in revenue on a quarterly basis during fiscal year 2015 and reported revenue of $82.9 million in the first quarter, quarterly increases thereafter, with revenue of $103.8 million in the fourth fiscal quarter. The Brooks Products Solutions revenue of $76.6 million in the first quarter of fiscal year 2016 is $27.2 million lower than in the fourth quarter of fiscal year 2015, demonstrating the type of fluctuations that can occur in this business. We experienced a decline in each product line under the Brooks Product Solutions segment in the first half of fiscal 2016 as compared to the corresponding period of the prior fiscal year and we believe, based on industry analyst reports, this trend is consistent with most other industry participants.
Our Brooks Global Services segment reported revenue of $22.0 million for the three months ended March 31, 2016 compared to $22.8 million for the corresponding period of the prior fiscal year. The decrease of $0.8 million resulted from a negative impact of $0.4 million from the impact of changes in foreign currency exchange rates, with the balance attributable primarily to lower repair activity in North America. This segment reported revenue of $44.5 million for the six months ended March 31, 2016, a decrease of $1.5 million from the corresponding period of the prior fiscal year. The declines were primarily attributable to the impact of the change in foreign currency exchange rates of $0.4 million and $1.5 million in the three and six months ended March 31, 2016, respectively.
Our Brooks Life Science Systems segment reported revenue of $26.5 million for the three months ended March 31, 2016 compared to $17.5 million for the corresponding period of the prior fiscal year. The increase of $8.9 million was attributable to the $11.4 million of revenue generated from BioStorage, which was acquired on November 30, 2015. Brooks Life Science Systems segment reported revenue of $47.3 million for the six months ended March 31, 2016, an increase of $13.1 million from the corresponding period of the prior fiscal year. Revenue growth for the six-month period was driven by the acquisition of BioStorage, which contributed $17.9 million. Changes in foreign currency exchange rates had a negative impact of $0.5 million and $0.9 million on revenue of the segment for the three and six months ended March 31, 2016, respectively.
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
Revenue generated outside the United States amounted to $85.0 million, or 63% of total revenue, for the three months ended March 31, 2016 compared to $85.5 million, or 61% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States amounted to $157.4 million, or 62% of total revenue, for the six months ended March 31, 2016 compared to $161.8 million, or 62% of total revenue, for the corresponding period of the prior fiscal year.

Gross Margin
We reported gross margins of 34.6% for the three months ended March 31, 2016, compared to 33.0% for the corresponding period of the prior fiscal year. The increase was attributable to increased gross margins of the Brooks Life Science Systems and the Brooks Product Solutions segments, partially offset by the decline in gross margins of the Brooks Global Services segment.
We reported gross margins of 34.2% for the six months ended March 31, 2016, compared to 32.5% for the corresponding period of the prior fiscal year. The increase was attributable to improvements in gross margins of the Brooks Life Science Systems and Brooks Product Solutions segments, partially offset by declines in gross margins of the Brooks Global Services segment. Cost of revenue for the three and six months ended March 31, 2016 included $0.7 million and $2.0 million of charges, respectively, for amortization related to completed technology as compared to $1.3 million and $2.6 million incurred during the three and six months ended March 31, 2015. Cost of revenue for the three and six months ended March 31, 2016 also included $0.3 million and $0.4 million, respectively, of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting, compared to $0.0 and $1.5 million for the three and six months ended March 31, 2015, respectively.
Our Brooks Product Solutions segment reported gross margins of 35.2% for the three months ended March 31, 2016 as compared to 34.4% for the corresponding period of the prior fiscal year. The increase was primarily attributable to favorable revenue mix, the absence of costs related to transitioning a product line to contract manufacturing that were incurred during the three months ended March 31, 2015, and lower warranty costs. This margin improvement was partially offset by lower absorption of fixed costs due to a decline in revenue volume and changes in foreign currency exchange rates. Our Brooks Product Solutions segment reported gross margins of 35.3% for the six months ended March 31, 2016 as compared to 33.5% for the corresponding period of the prior fiscal year. The increase was primarily attributable to favorable revenue mix, the absence of costs related to transitioning a product line to contract manufacturing that were incurred during the six months ended March 31, 2015, and lower warranty costs. This margin improvement was partially offset by lower absorption of fixed costs due to a decline in revenue volume and changes in foreign currency exchange rates. Cost of revenue during the three and six months ended March 31, 2016 included $0.3 million and $1.2 million, respectively, of amortization related to completed technology, compared to $0.7 million and $1.5 million, respectively, for the comparable periods of the prior year. Cost of revenue for the three and six months ended March 31, 2016 also included $0.3 million and $0.4 million of charges, respectively, related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting, compared to $0.0 million and $0.6 million of such charges, respectively, incurred during the corresponding periods of the prior fiscal year. Certain patents that we license to third parties in exchange for agreed upon royalties will expire within the next 12 months. Royalty income was $2.9 million and $4.8 million in the three and six months ended March 31, 2016, respectively, as compared to $3.1 million and $4.6 million in the three and six months ended March 31, 2015, respectively. We expect royalty income to decline in future periods as a result of these patent expirations.
Our Brooks Global Services segment reported gross margins of 28.9% and 31.3% for the three and six months ended March 31, 2016, respectively, as compared to 30.8% and 33.7% for the corresponding periods of the prior fiscal year, respectively. The decrease in the gross margins reflected higher labor costs in the repair and field service organizations, lower absorption of fixed costs due to a decline in revenue volume, and the unfavorable impact of changes in foreign currency exchange rates during the first quarter of fiscal year 2016. A majority of our Brooks Global Services contracts are written in the local currencies of the countries in which the services are delivered, while a portion of contract costs are based in U.S. dollars. Cost of revenue during the three and six months ended March 31, 2016 included $0 and $0.1 million, respectively, of amortization related to completed technology, compared to $0.2 million and $0.3 million in the three and six months ended March 31, 2015, respectively.
Our Brooks Life Science Systems segment reported gross margins of 37.2% for the three months ended March 31, 2016 as compared to 28.5% for the corresponding period of the prior fiscal year. The increase was driven by $1.2 million of cost savings as a result of recent restructuring actions, the acquisition of BioStorage, which improved segment gross margins by approximately 360 basis points for the period, and reduced excess and obsolescence charges as compared to the prior period. Our restructuring actions were related to the closure of all manufacturing at our Poway, California and Spokane, Washington sites. These closures allowed us to consolidate our systems operations into our Manchester, UK location and increase contract manufacturing support to the business. These benefits to gross margins were partially offset by reduced absorption of fixed cost resulting from lower systems revenue and the adverse impact of changes in foreign currency exchange rates.  Cost of revenue included $0.3 million of amortization related to completed technology in the three months ended March 31, 2016, compared to $0.4 million in the prior year period.
Our Brooks Life Science Systems segment reported gross margins of 33.3% for the six months ended March 31, 2016 as compared to 25.4% or the corresponding period of the prior fiscal year. The increase in gross margins is primarily attributable to favorable mix improvement towards higher margin instruments and services, cost savings as a result of recent restructuring actions, and the acquisition of BioStorage, which improved segment gross margins by approximately 70 basis points for the period. These savings were partially offset by reduced absorption due to lower manufacturing volumes and the unfavorable impact of changes in foreign currency exchange rates during the period. Cost of revenue included $0.3 million of amortization related to completed technology in the three months ended March 31, 2016 as compared to $0.4 million of amortization related to completed technology in the three months ended March 31, 2015.  Cost of revenue for the six months ended March 31, 2016 and 2015 included $0.7 million and $0.8 million, respectively, of amortization related to completed technology. Additionally, cost of revenue for the six months ended March 31, 2015 included $1.0 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting.
During the three months ended March 31, 2016, we initiated a restructuring action to streamline our operating structure and reduce our footprint as part of a company-wide initiative to improve profitability and competitiveness, as described in the "Restructuring and Other Charges" section below. This action is expected to collectively reduce cost of revenue by approximately $4.5 million on an annual pretax cost basis. We expect to start realizing a portion of the cost savings beginning in the third quarter of fiscal year 2016. Based on annualized revenue levels from the three months ended March 31, 2016, these savings are expected to improve gross margins by approximately 80 basis points once the full savings are realized.
Research and Development
Research and development expense was $13.1 million for the three months ended March 31, 2016 as compared to $12.7 million for the corresponding period of the prior fiscal year. The increase of $0.4 million is primarily attributable to a $1.3 million increase in our Brooks Product Solutions segment, partially offset by decrease of $0.9 million in our Brooks Life Sciences segment. Brooks Product Solutions segment expenses increased by $0.3 million as a result of the acquisition of Contact and by $0.8 million primarily due to investments in new technologies. Brooks Life Science Systems segment expenses decreased primarily as a result of restructuring actions taken in the prior year.
Research and development expense was $26.4 million for the six months ended March 31, 2016 as compared to $26.2 million for the corresponding period of the prior fiscal year. The increase of $0.2 million is primarily attributable to higher expenses of $2.1 million incurred within Brooks Product Solutions segment, partially offset by an expense reduction of $2.0 million in Brooks Life Sciences segment as a result of restructuring actions in fiscal year 2015. Brooks Product Solutions segment expenses increased by $0.6 million as a result of the acquisition of Contact and by $1.0 million primarily from investments in new technologies. Brooks Life Science Systems decreased primarily as a result of restructuring actions taken in the prior fiscal year.
During the three months ended March 31, 2016, we initiated a restructuring action to streamline our operating structure and reduce our footprint as part of a company-wide initiative to improve profitability and competitiveness, as described in the "Restructuring and Other Charges" section below. This action is expected to reduce research and development expenses by approximately $2.7 million on an annual pretax cost basis once the full savings are realized.
Selling, General and Administrative
Selling, general and administrative expense was $32.7 million for the three months ended March 31, 2016 as compared to $29.6 million for the corresponding period of the prior fiscal year. Acquisitions made since the beginning of the prior fiscal year drove an increase of $3.3 million in selling, general and administrative expense and $1.2 million in amortization expense as compared to the corresponding period of the prior fiscal year. Merger costs increased to $0.2 million in the three months ended March 31, 2016, as compared to $0.1 million in the prior period, primarily as a result of the acquisition of BioStorage. These increases were partially offset by a reduction in stock-based compensation expense of $1.7 million which was primarily attributable to the award forfeitures related to employees that were terminated as a result of the restructuring actions initiated during the second quarter of fiscal year 2016.
Selling, general and administrative expense was $66.8 million for the six months ended March 31, 2016 as compared to $59.0 million for the corresponding period of the prior fiscal year. Acquisitions made since the beginning of the prior fiscal year drove an increase of $4.3 million in selling, general and administrative expense and $1.5 million in amortization expense as compared to the corresponding period of the prior fiscal year.  Merger costs increased to $3.2 million during the six months ended March 31, 2016, as compared to $0.4 million in the prior period, primarily as a result of the acquisition of BioStorage.  These increases were partially offset by a reduction in stock-based compensation expense of $0.9 million which was primarily attributable to the award forfeitures related to employees that were terminated as a result of the restructuring actions initiated during the second quarter of fiscal year 2016.
Amortization expense for the three and six months ended March 31, 2016 was related primarily to customer relationship intangibles and amounted to $3.1 million and $5.3 million, respectively, during the three months ended March 31, 2016 compared to $1.9 million and $3.8 million, respectively, during the corresponding periods of the prior fiscal year.
During the three months ended March 31, 2016, we initiated a restructuring action to streamline our operating structure and reduce our footprint as part of a company-wide initiative to improve profitability and competitiveness, as described in the "Restructuring and Other Charges" section below. This action is expected to reduce selling, general and administrative expenses by approximately $6.3 million on an annual pretax cost basis once the full savings are realized.

Restructuring and Other Charges

Comparison of the Three Months Ended March 31, 2016 and 2015

We recorded restructuring charges of $7.3 million during the three months ended March 31, 2016 as compared to $0.7 million for the corresponding period of the prior fiscal year. The increase of $6.7 million was primarily attributable to cost reduction measures initiated during the second quarter of fiscal year 2016 as a part of a company-wide initiative to improve profitability and competitiveness.
During the three months ended March 31, 2016, we initiated a restructuring action to streamline business operations as part of a company-wide initiative to improve profitability and competitiveness. The action primarily includes the elimination of positions across the Company, including certain senior management positions, and is expected to benefit all segments. Total severance costs expected to be incurred in connection with this action are $5.7 million, of which $5.2 million was recognized during the three months ended March 31, 2016. The action is expected to result in approximately $13.5 million in annual pre-tax cost savings, including $4.5 million of cost of revenue reductions, $2.7 million of research and development cost reductions, as well as $6.3 million of selling, general and administrative expense reductions. This action is expected to be substantially completed by June 30, 2016, and we expect to start realizing cost savings beginning with the third quarter of fiscal year 2016. Accrued restructuring costs of $5.2 million at March 31, 2016 from this action are expected to be paid within the next twelve months with cash flows generated from operating activities.
Our restructuring actions initiated in prior periods resulted in $1.6 million of costs attributable to Brooks Life Science Systems and $0.4 million of costs attributable to Brooks Product Solutions during the three months ended March 31, 2016. Actions related to the Brooks Life Science Systems segment were primarily related to streamlining its management structure, integrating BioStorage, and the closure of the segment’s Spokane, Washington facility in March 2016. These restructuring actions are expected to be substantially complete by June 30, 2016. Total severance costs expected to be incurred in connection with these actions are $2.4 million, of which $0.8 million was recognized during the three months ended March 31, 2016 and $1.6 million was recognized prior to the second quarter of fiscal year 2016. These actions are expected to result in approximately $2.6 million in annual pre-tax cost savings, including $0.7 million of cost of revenue reductions, $0.1 million of research and development cost reductions, as well as $1.9 million of selling, general and administrative expense reductions. These actions are expected to be substantially completed by June 30, 2016. Accrued restructuring costs from these actions of $1.0 million at March 31, 2016 are expected to be paid within the next twelve months with cash flows generated from operating activities. The restructuring actions related to Brooks Product Solutions were primarily related to the integration of Contact, as well as the closure of our Mistelgau, Germany facility and transfer of manufacturing operations to a contract manufacturer. These restructuring actions were substantially completed as of March 31, 2016. Total severance costs incurred in connection with these actions are $5.0 million, of which $4.6 million was recognized prior to the second quarter of fiscal year 2016 and $0.4 million was recognized during the three months ended March 31, 2016. Accrued restructuring costs from these actions of $1.2 million at March 31, 2016 are expected to be paid within the next twelve months with cash flows generated from operating activities.
Comparison of the Six Months Ended March 31, 2016 and 2015
We recorded restructuring charges of $8.8 million during the six months ended March 31, 2016 as compared to $3.4 million for the corresponding period of the prior fiscal year. The increase of $5.4 million was primarily attributable to higher costs incurred as a result of the restructuring actions initiated during fiscal year 2016, as described above, partially offset by lower facility-related costs of $1.1 million.
During the six months ended March 31, 2016, we recorded restructuring charges of $8.8 million related to severance costs which consisted of $5.2 million of charges related to restructuring actions initiated during the six months ended March 31, 2016 and $3.6 million related to restructuring actions initiated in prior periods, as described above. Restructuring charges incurred during the period consisted of $1.2 million of costs attributable to Brooks Product Solutions segment and $2.4 million of costs attributable to Brooks Life Science Systems segment.
During the six months ended March 31, 2015, we incurred restructuring charges of $3.4 million, which included severance costs of $2.1 million and facility-related costs of $1.2 million. Severance costs of $2.1 million were incurred within Brooks Product Solutions segment in connection with the restructuring actions described above. Facility exit costs of $1.2 million incurred within the Brooks Product Solutions segment were related to the outsourcing of manufacturing certain of our line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs represented future lease payments and expected operating costs to be paid until the termination of the facility lease. We terminated the lease on October 27, 2015 and fully paid the related restructuring liability during the first quarter of fiscal year 2016.

Other (Loss) Income, Net
Other (loss) income, net was $0.1 million for the three months ended March 31, 2016 as compared to $1.2 million for the corresponding period of the prior fiscal year. The change was primarily attributable to foreign currency exchange losses of $0.4 million during the three months ended March 31, 2016 compared to foreign currency exchange gains of $0.6 million during the corresponding period of the prior fiscal year.
Other (loss) income, net was $0.2 million for the six months ended March 31, 2016 as compared to $2.2 million for the corresponding period of the prior fiscal year. The decrease was primarily attributable to a reduction of $0.9 million in foreign currency exchange losses recognized during the six months ended March 31, 2016 compared to foreign currency exchange gains of $1.4 million during the corresponding period of the prior fiscal year.
Income Tax
We recorded an income tax provision of $78.2 million and $74.9 million, respectively, for the three and six months ended March 31, 2016. The provision recorded in each period was primarily driven by the change in a valuation allowance against our U.S. net deferred tax assets during the three months ended March 31, 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of the statute of limitations.
We recorded an income tax provision (benefit) of $1.6 million and $(1.6) million, respectively, for the three and six months ended March 31, 2015. The tax benefit of $(1.6) million was primarily driven by $0.6 million of reductions in unrecognized tax benefits resulting from the expiration of the statute of limitations in various foreign jurisdictions and $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014. These benefits were partially offset by foreign income taxes and interest related to unrecognized tax benefits. The tax provision of $1.6 million for the second quarter of fiscal year 2015 was driven by U.S. pre-tax income along with foreign income taxes and interest related to unrecognized tax benefits.
ASC Topic 740, Income Taxes, requires that all available evidence, both positive and negative, be considered in determining, based on the weight of that evidence, whether a valuation allowance is needed. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. A cumulative loss in recent years is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance.
We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on an annual and quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and on a forward looking basis in the course of performing this analysis. We have evaluated all positive and negative evidence in concluding it is appropriate to establish a full valuation allowance against U.S. net deferred tax assets at this time.
We evaluated negative evidence to assess if it is more likely than not that we could make use of the U.S. deferred tax assets before they expire. In reviewing performance over the recent years, we currently show cumulative income. This history considers earnings in recent years from the discontinued operations of Granville-Phillips, which was divested during the fiscal year 2014 and freed up capital for investments in strategic growth businesses. In evaluating the historical results of the continuing businesses, we have not yet demonstrated profitability with losses in recent periods. We reported U.S. pre-tax losses during fiscal year 2015 and the first two quarters of fiscal year 2016. The loss in the current quarter included a significant charge for restructuring actions which are ultimately expected to improve future profitability. However, because of the restructuring charges and loss in the second quarter of fiscal year 2016, we now project a net loss for the full fiscal year 2016. These factors present significant negative evidence in the evaluation.
We also considered positive evidence, such as expected improvements that are the results of investments in growth businesses. We prepare comprehensive forecasts based on the cyclical trends of the semiconductor industry, expected capital spending in the industry and demand for new product offerings. Our forecast of future improved profits includes a portion related to foreign operations, specifically in the Contamination Control Solutions business, which are excluded from the evaluation of U.S. deferred tax assets. Our forecast of future improved profits also includes a portion related to U.S. operations. The Brooks Life Science Systems segment has driven cumulative losses in the U.S. in the past years, but is expected to provide growth in revenue and improved profitability resulting in increased profits in the U.S. After extensive review, despite significant projected improvements, the forecasted income is not considered to be objectively verifiable evidence because the revenue growth expected for the future periods is based on projections and not significantly supported by specific bookings and backlog of orders for product in place as of the end of the quarter. The evidence is therefore considered more subjective than objective under the accounting rules. Accordingly, this positive evidence is given less weight than the negative evidence discussed above.
A cumulative loss is difficult negative evidence to overcome on a more likely than not basis. Future income projections can only overcome this negative evidence if the projections are considered objectively verifiable. Since the income projections are not considered objectively verifiable, we determined that realization of the U.S. net deferred tax assets should not be viewed as more likely than not until the projected profits are supported with objectively verifiable evidence of the improvements. As a result of this change in assessment, we recorded a tax provision of $79.3 million to establish the valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2016. We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
Equity in Earnings (Losses) of Equity Method Investments
During the three months ended March 31, 2016, we recorded income of $0.7 million of income from equity method investments compared to a loss of $0.1 million for the corresponding period of the prior fiscal year. The increase was attributable to $0.8 million of higher income from our equity investment in UCI.
During the six months ended March 31, 2016, we recorded $0.9 million of income from equity method investments compared to $0.6 million of losses for the corresponding period of the prior fiscal year. The increases were primarily attributable to $0.9 million of higher income from UCI. The prior fiscal year also included $0.5 million of losses from our investment in YBA, which liquidated during the fourth quarter of fiscal year 2015.
During the first quarter of fiscal year 2015, we agreed in principle with Yaskawa to dissolve the YBA joint venture. In connection with the dissolution, YBA assessed the recoverability of assets held by the joint venture and notified its equity partners of the asset impairment. As a result, we recorded an impairment charge of $0.7 million during the six months ended March 31, 2015 to write down the carrying value of our equity investment in YBA to its fair value. The impairment charge was included in our proportionate share of losses generated from the joint venture with YBA.
Net (Loss) Income
We reported net loss of $83.9 million for the three months ended March 31, 2016 as compared to net income of $2.7 million for the corresponding period of the prior fiscal year. As discussed in detail above, the decrease in profitability was primarily attributable to an increase of $76.7 in our income tax provision during the second quarter of fiscal year 2016 driven by the change in a valuation allowance against U.S. net deferred tax assets as of March 31, 2016. Additionally, we incurred an operating loss of $6.3 million during the second quarter of fiscal year 2016 compared to an operating income of $3.1 million during the corresponding period of the prior fiscal year driven primarily by an increase in restructuring charges and operating expenses due to recent acquisitions.
We reported net loss of $88.6 million for the six months ended March 31, 2016 as compared to $23,000 for the corresponding period of the prior fiscal year. As discussed in detail above, the increase of $88.6 million was primarily attributable to an increase of $76.4 in our income tax provision during the second quarter of fiscal year 2016 driven by the change in a valuation allowance against U.S. net deferred tax assets as of March 31, 2016. Additionally, we incurred higher operating loss of $11.2 million driven primarily by an increase in operating expenses due to recent acquisitions.
Liquidity and Capital Resources
A considerable portion of our revenue is dependent on the demand for semiconductor capital equipment, which historically has experienced periodic downturns. We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements for the next twelve months. The cyclical nature of our served markets and uncertainty in the current global economic environment make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.
Our cash, cash equivalents and marketable securities as of March 31, 2016 and September 30, 2015 consist of the following (in thousands):

	March 31, 2016	September 30, 2015
Cash and cash equivalents	$62,162	$80,722
Short-term marketable securities	66	70,021
Long-term marketable securities	6,059	63,287
	$68,287	$214,030
Cash and cash equivalents and marketable securities were $62.2 million and $6.1 million, respectively, at March 31, 2016 as compared to $80.7 million and $133.3 million, respectively, at September 30, 2015. The decrease in cash and cash equivalents of $18.6 million and marketable securities of $127.2 million was primarily attributable to the acquisition of BioStorage for $125.5 million. Additional uses of cash included $13.7 million of cash dividends paid to our shareholders and $6.1 million paid for the capital expenditures, partially offset by inflows of $126.5 million related to net proceeds from sales and maturities of marketable securities.
Cash provided by operating activities was $0.4 million during the six months ended March 31, 2016, and was composed of a net loss of $88.6 million adjusted for the impact of non-cash related charges of $93.3 million, partially offset by net working capital increases of $4.4 million. Non-cash related charges consisted primarily of a deferred tax provision of $73.5 million primarily resulting from the change in a valuation allowance against U.S. net deferred tax assets as of March 31, 2016, depreciation and amortization of $13.8 million, as well as stock-based compensation expense of $6.6 million. The increase in working capital was primarily attributable to a decrease in accrued expenses and other current liabilities of $7.4 million due to the timing of payments, a decrease in accrued compensation and benefits of $7.3 million as a result of bonus payouts for the fiscal year 2015, a decrease in accounts payable of $7.1 million, as well as a increase in prepaid expenses and other current assets of $2.0 million. These increases were partially offset by an increase in deferred revenue of $15.5 million mostly related to milestone billings on percentage of completion type contracts along with a higher volume of product shipments requiring subsequent customer acceptance. Accounts receivable were $104.2 million as of March 31, 2016 compared to $86.4 million as of September 30, 2015. The increase of $17.8 million was primarily attributable to the acquisition of BioStorage.
Cash used in investing activities was $6.1 million during the six months ended March 31, 2016, and included primarily $125.5 million for the acquisition of BioStorage, $6.1 million of capital expenditures and disbursement of $0.7 million for a loan provided to BioCision. These uses of cash were partially offset by $126.5 million related to net proceeds from sales and maturities of marketable securities.
Cash used in financing activities was $12.8 million during the six months ended March 31, 2016 and was composed primarily of quarterly cash dividends of $13.7 million we paid to our shareholders during the first half of fiscal year 2016, partially offset by proceeds of $0.9 million from the issuance of common stock under the employee stock purchase plan.
On March 1, 2016, we initiated a restructuring action to streamline business operations as part of a company-wide initiative to improve profitability and competitiveness. The action primarily includes the elimination of positions across the Company, including certain senior management positions, and is expected to result in approximately $13.1 million of reduced annual cash spending. Accrued restructuring liabilities of $5.2 million at March 31, 2016 are expected to be paid within the next twelve months with cash flows generated from operating activities. Please refer to Note 13, “Restructuring and Other Charges” in Notes to unaudited consolidated financial statements, as well as "Restructuring and Other Charges" section above for further information on this action.
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended March 31, 2016.
Except as disclosed, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2015 Annual Report on Form 10-K.
At March 31, 2016 we had approximately $3.6 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the six months ended March 31, 2016, and we currently do not anticipate any of these obligations to be called in the near future.
We are confident in our ability to generate sufficient cash in the U.S. and foreign jurisdictions to fund future operating costs. For additional assurance in weathering the potential severe downturns of the cyclical semiconductor market and to ensure we maintain U.S. liquidity for strategic investments and acquisitions, we expect to secure a revolving line of credit in the third quarter of the fiscal year.  We estimate the line of credit will provide more than $50 million of initial borrowing capacity, and will fluctuate subject to borrowing base availability based on percentages of certain accounts receivable, inventory and fixed assets.
As of March 31, 2016, we had cash and cash equivalents of $62.2 million and marketable securities of $6.1 million. These balances include $45.6 million held outside of the United States. If these funds are needed for the U.S. operations, we would be required to accrue for U.S. tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in U.S. cash tax payments within the current fiscal year. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations.  We believe that our current cash balance, marketable securities, access to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.
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
On April 27, 2016, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.9 million will be paid on June 24, 2016 to shareholders of record at the close of business on June 3, 2016. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.
Recently Issued Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board, or FASB, issued an amendment to the revenue recognition guidance released in May 2014. The amendment clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendment reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendment also provides implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. We expect to adopt the guidance during the first quarter of fiscal year 2019 and are currently evaluating the impact of this guidance on our financial position and results of operations.
In March 2016, the FASB issued an amendment to the accounting guidance to simplify accounting for share-based payment awards issued to employees. The amendment requires recognition of excess tax benefits or deficiencies within income tax expense or benefit and changes their presentation requirements on the statement of cash flows. Additionally, the entity can make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with the current accounting guidance, or account for forfeitures as they occur. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption of the newly issued guidance is permitted. We expect to adopt the guidance during the first quarter of fiscal year 2018 and are currently evaluating the impact of this guidance on our financial position and results of operations.
In March 2016, the FASB issued an amendment to the revenue recognition guidance released in May 2014. The amendment clarifies the application of the principal versus agent guidance, identification of the units of accounting, as well as application of the control principle to certain types of arrangements within the scope of the guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. We expect to adopt the guidance during the first quarter of fiscal year 2019 and are currently evaluating the impact of this guidance on our financial position and results of operations.
In March 2016, the FASB issued an amendment to the accounting guidance to simplify the transition to the equity method of accounting. The amendment eliminates the requirement to retrospectively apply equity method of accounting as a result of an increase in the level of ownership in an investee or gaining ability to exercise significant influence. Equity method of accounting should be applied prospectively from the date the investment accounted by another method initially qualifies for the application of the equity method of accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of this guidance on our financial position and results of operations.
In February 2016, the FASB issued a new accounting guidance for reporting lease transactions. In accordance with provisions of the newly issued guidance, a lessee should recognize at the inception of the arrangement a right-of-use asset and a corresponding lease liability initially measured at the present value of lease payments over the lease term. For finance leases, interest on a lease liability should be recognized separately from the amortization of the right-of-use asset, while for operating leases, total lease costs are recorded on a straight-line basis over the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying assets to forgo a recognition of right-of-use assets and corresponding lease liabilities and record a lease expense on a straight-line basis. Entities should determine at the inception of the arrangement whether a contract represents a lease or contains a lease which is defined as a right to control the use of identified property for a period of time in exchange for consideration. Additionally, entities should separate the lease components from the non-lease components and allocate the contract consideration on a relative standalone price basis in accordance with provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be adopted via a modified retrospective approach with certain optional practical expedients that entities may elect to apply. We expect to adopt the guidance during the first quarter of fiscal year 2020 and are currently evaluating the impact of this guidance on our financial position and results of operations.
In January 2016, the FASB issued a new accounting guidance related to the measurement of certain equity investments and presentation of fair value changes for financial liabilities measured in accordance with the fair value option. Entities will be required to measure certain equity investments at fair value and recognize fair value changes in earnings unless investments qualify for the practicability exception. For financial liabilities measured using the fair value option, entities will be required to present separately in other comprehensive income fair value changes related to instrument-specific credit risk. The guidance for classification and measurement of investments in debt securities and loans remained unchanged. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for the presentation in other comprehensive income of fair value changes related to instrument-specific credit risk for financial liabilities measured using the fair value option. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments included in the statement of financial position during the period of adoption. The guidance should be adopted via recording a cumulative adjustment to the beginning balances in the statement of financial position during the period of adoption. We expect to adopt the guidance during the first quarter of fiscal year 2019. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In November 2015, the FASB issued an amendment to the accounting guidance to simplify the presentation of deferred income tax assets and liabilities in a statement of financial position. Deferred income tax assets, net of a corresponding valuation allowance, and liabilities related to a particular tax-paying component of an entity within a particular tax jurisdiction shall be offset and presented as a single noncurrent amount in a statement of financial position. Deferred income tax assets and liabilities attributable to different tax-paying components of an entity or different tax jurisdictions shall not be offset for the purposes of this presentation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The guidance can be adopted via either a prospective or a retrospective approach for all deferred income tax assets and liabilities presented in a statement of financial position. We are currently evaluating the impact of this guidance on our financial position and results of operations.
In September 2015, the FASB issued a new accounting guidance to simplify the presentation of measurement-period adjustments recognized in business combinations. Measurement-period adjustments will no longer be recognized by the acquirer retrospectively and will be recorded by the acquirer during the period in which they were determined. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively to the adjustments that occur after the effective date of the guidance. Early adoption is permitted for the financial statements that have not been issued, and we adopted the guidance during the first quarter of fiscal year 2016 to simplify the presentation of the measurement period adjustments in our consolidated financial statements. During the six months ended March 31, 2016, we recorded a measurement period adjustment of $1.1 million related to the acquisition of Contact Co., Ltd and recognized its impact in the accompanying consolidated balance sheets as of the period then ended in accordance with the provisions of the newly adopted guidance. There was no impact on the results of operations during the six months ended March 31, 2016 as a result of this adjustment. This adjustment would have been applied retrospectively and recognized as a reclassification in the accompanying consolidated balance sheets as of September 30, 2015 in accordance with provisions of the previous guidance.
In August 2015, the FASB issued an amendment to the accounting guidance which clarified the presentation and subsequent measurement of debt issuance costs related to line of credit arrangements based on the SEC's Staff announcement made in June 2015. In accordance with the guidance, debt issuance costs related to line of credit arrangements can be presented as an asset and subsequently amortized ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The guidance became effective upon its issuance and was adopted by us during the fourth quarter of fiscal year 2015. The adoption of the guidance did not have an impact on our financial position and results of operations.
In July 2015, the FASB issued a new accounting guidance amending the inventory measurement. Inventory will be measured at the lower of cost or net realizable value defined as the estimated selling price in the ordinary course of business, net of costs of completion, disposal and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We expect to adopt the guidance during the first quarter of fiscal year 2018. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In February 2015, the FASB issued an amendment to the accounting guidance for consolidations of financial statements by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted either via a full retrospective approach or a modified retrospective approach by recording a cumulative-effect adjustment to beginning equity in the period of adoption. We expect to adopt the guidance during the first quarter of fiscal year 2017. We are currently evaluating the impact of the guidance on our financial position and results of operations.
In January 2015, the FASB issued new accounting guidance to simplify income statement classification by removing the concept of extraordinary items from Generally Accepted Accounting Principles, or GAAP. As a result, items that are both unusual in nature and infrequent in occurrence will no longer be separately reported net of tax after the results of continuing operations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and can be adopted retrospectively or prospectively based on an entity's election. Early adoption is permitted. We expect to adopt the guidance during the first quarter of fiscal year 2017. The adoption of the guidance is not expected to have a material impact on our financial position and results of operations.
In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. A five-step process set forth in the guidance may require more judgment and estimation within the revenue recognition process than the current GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued an amendment deferring the effective date of the guidance by one year. The guidance should be adopted retrospectively either for each reporting period presented or via recognizing the cumulative effect at the date of the initial application. Early adoption is permitted only as of annual reporting periods, including the interim periods, beginning after December 15, 2016. We expect to adopt the guidance during the first quarter of fiscal year 2019. We are currently evaluating the impact of this guidance on our financial position and results of operations.
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. A strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and is applied prospectively. We adopted the guidance during the first quarter of fiscal year 2016. The adoption of the guidance did not have an impact on our financial position and the results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash and cash equivalents consist principally of money market securities which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At March 31, 2016, our net unrealized loss position on marketable securities was less than $0.1 million, which is included in "Accumulated Other Comprehensive Income" in the unaudited consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 100 basis point change in interest rates would result in a change of approximately $0.1 million in interest income earned during the six months ended March 31, 2016.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 33% of our total sales during the six months ended March 31, 2016. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $40.1 million at March 31, 2016, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred a foreign currency loss of $0.9 million for the six months ended March 31, 2016, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2016 would result in a $0.3 million change in our net loss.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock units the opportunity to elect to sell their shares to the Company at the time of vesting to satisfy tax obligations due in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended March 31, 2016. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 — 31, 2016	948	$9.53	948
February 1 — 29, 2016	—	—	—
March 1 — 31, 2016	—	—	—
Total	948	$11.40	948
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended March 31, 2016.

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

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: April 28, 2016	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2016	/S/ David Pietrantoni
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

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.