Form 10-Q
period 2016-06-30
BROOKS AUTOMATION INC
filed 2016-07-28
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date, July 21, 2016: common stock, $0.01 par value and 68,639,222 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30, 2016	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$66,116	$80,722
Marketable securities	18	70,021
Accounts receivable, net	101,091	86,448
Inventories	98,157	100,619
Deferred tax assets	3,958	17,609
Assets held for sale	2,806	2,900
Prepaid expenses and other current assets	21,078	15,158
Total current assets	293,224	373,477
Property, plant and equipment, net	54,763	41,855
Long-term marketable securities	6,068	63,287
Long-term deferred tax assets	1,125	70,476
Goodwill	202,386	121,408
Intangible assets, net	85,646	55,446
Equity method investments	26,530	24,308
Other assets	12,579	9,397
Total assets	$682,321	$759,654
Liabilities and Stockholders' equity
Current liabilities
Accounts payable	$41,502	$44,890
Deferred revenue	25,522	17,886
Accrued warranty and retrofit costs	5,955	6,089
Accrued compensation and benefits	18,031	20,401
Accrued restructuring costs	5,789	2,073
Accrued income taxes payable	7,168	6,111
Deferred tax liabilities	331	1,251
Accrued expenses and other current liabilities	17,751	15,550
Total current liabilities	122,049	114,251
Long-term tax reserves	2,714	3,644
Long-term deferred tax liabilities	6,962	3,196
Long-term pension liabilities	3,212	3,118
Other long-term liabilities	4,329	3,400
Total liabilities	139,266	127,609
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 82,097,858 shares issued and 68,635,989 shares outstanding at June 30, 2016; 81,093,052 shares issued and 67,631,183 shares outstanding at September 30, 2015	821	811
Additional paid-in capital	1,851,292	1,846,357
Accumulated other comprehensive income	12,598	5,898
Treasury stock at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,120,700)	(1,020,065)
Total stockholders' equity	543,055	632,045
Total liabilities and stockholders' equity	$682,321	$759,654

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue
Product	$111,596	$120,816	$302,238	$336,941
Services	35,938	24,078	100,532	70,002
Total revenue	147,534	144,894	402,770	406,943
Cost of revenue
Product	69,557	77,128	192,816	221,877
Services	23,814	16,579	68,437	48,766
Total cost of revenue	93,371	93,707	261,253	270,643
Gross profit	54,163	51,187	141,517	136,300
Operating expenses
Research and development	12,819	12,834	39,208	39,001
Selling, general and administrative	31,854	27,825	98,667	86,845
Restructuring and other charges	996	358	9,807	3,711
Total operating expenses	45,669	41,017	147,682	129,557
Operating income (loss)	8,494	10,170	(6,165)	6,743
Interest income	55	199	310	678
Interest expense	(37)	(100)	(56)	(300)
Other (loss) income, net	(107)	460	(289)	2,640
Income (loss) before income taxes and equity in earnings (losses) of equity method investments	8,405	10,729	(6,200)	9,761
Income tax provision	220	3,340	75,070	1,790
Income (loss) income before equity in earnings (losses) of equity method investments	8,185	7,389	(81,270)	7,971
Equity in earnings (losses) of equity method investments	379	292	1,248	(313)
Net income (loss)	8,564	7,681	(80,022)	7,658
Basic net income (loss) per share	$0.12	$0.11	$(1.17)	$0.11
Diluted net income (loss) per share	$0.12	$0.11	$(1.17)	$0.11
Dividend declared per share	$0.10	$0.10	$0.30	$0.30

Weighted average shares outstanding used in computing net (loss) income per share:
Basic	68,628	67,454	68,437	67,321
Diluted	69,166	68,571	68,437	68,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$8,564	$7,681	$(80,022)	$7,658
Other comprehensive income (loss), net of tax:
Cumulative foreign translation adjustments	1,766	(821)	6,793	(7,386)
Unrealized gain (loss) on marketable securities, net of tax effects of $0 and ($58) during the three and nine months ended June 30, 2016 and $18 and $(57) during the three and nine months ended June 30, 2015	11	(48)	(92)	154
Actuarial gain, net of tax effects of $1 and $0 during the three and nine months ended June 30, 2016 and $3 and $0 during the three and nine months ended June 30, 2015	(1)	(12)	2	(3)
Total other comprehensive income (loss), net of tax	1,776	(881)	6,703	(7,235)
Comprehensive income (loss), net of tax	$10,340	$6,800	$(73,319)	$423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended June 30,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(80,022)	$7,658
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,320	18,929
Stock-based compensation	8,206	9,510
Amortization of premium on marketable securities and deferred financing costs	368	917
Undistributed (earnings) losses of equity method investments	(1,248)	313
Deferred income tax provision (benefit)	71,875	(2,262)
Gain on disposal of long-lived assets	—	(4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,862	(19,070)
Inventories	2,110	(1,519)
Prepaid expenses and other current assets	(3,909)	(4,881)
Accounts payable	(4,689)	11,600
Deferred revenue	7,171	(2,339)
Accrued warranty and retrofit costs	(87)	(320)
Accrued compensation and benefits	(6,558)	(1,907)
Accrued restructuring costs	3,720	(660)
Accrued expenses and other current liabilities	(5,010)	5,506
Net cash provided by operating activities	16,109	21,471
Cash flows from investing activities
Purchases of property, plant and equipment	(9,414)	(5,945)
Purchases of marketable securities	(12,901)	(58,991)
Sales and maturities of marketable securities	139,388	74,515
Disbursement for a loan receivable	(1,491)	—
Acquisitions, net of cash acquired	(125,498)	(17,257)
Proceeds from sales of property, plant and equipment	—	6
Purchases of other investments	(500)	(5,000)
Net cash used in investing activities	(10,416)	(12,672)
Cash flows from financing activities
Proceeds from issuance of common stock	948	867
Principal repayments of capital lease obligations	—	(368)
Payment of deferred financing costs	(508)	—
Common stock dividends paid	(20,613)	(20,229)
Net cash used in financing activities	(20,173)	(19,730)
Effects of exchange rate changes on cash and cash equivalents	(126)	(3,513)
Net decrease in cash and cash equivalents	(14,606)	(14,444)
Cash and cash equivalents, beginning of period	80,722	94,114
Cash and cash equivalents, end of period	$66,116	$79,670

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

Revision of Prior Period Financial Statements
During the three months ended June 30, 2016, the Company identified a classification error related to a presentation of cost of product and service revenue in the Company's consolidated statements of operations for the quarterly and annual periods beginning in the fourth quarter of fiscal year 2014 through the quarterly period ended March 31, 2016. The classification error had no impact on the total cost of revenue, gross profit, operating income (loss), net income (loss), as well as basic and diluted net income (loss) per share during any of the periods presented. Additionally, the classification error had no impact on the Company's consolidated balance sheets and consolidated statements of cash flows during any of the prior periods. The Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" in evaluating whether the Company’s previously issued consolidated financial statements were materially misstated. The Company concluded this classification error was not material individually or in the aggregate to the financial statements presented during any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. The revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information.
The following table summarizes the effects of the classification error on the interim prior period financial statements:

	Three Months Ended,
	March 31, 2016			March 31, 2015
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$65,346	$(120)	$65,226	$79,048	$(2,356)	$76,692
Cost of service revenue	23,135	120	23,255	14,240	2,356	16,596
Total cost of revenue	$88,481	$—	$88,481	$93,288	$—	$93,288

	Six Months Ended,
	March 31, 2016			March 31, 2015
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$123,496	$(238)	$123,258	$149,268	$(4,519)	$144,749
Cost of service revenue	44,386	238	44,624	27,668	4,519	32,187
Total cost of revenue	$167,882	$—	$167,882	$176,936	$—	$176,936

	Three Months Ended,
	December 31, 2015			December 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$58,150	$(118)	$58,032	$70,220	$(2,163)	$68,057
Cost of service revenue	21,251	118	21,369	13,428	2,163	15,591
Total cost of revenue	$79,401	$—	$79,401	$83,648	$—	$83,648

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$79,721	$(2,593)	$77,128
Cost of service revenue	13,986	2,593	16,579
	$93,707	$—	$93,707

	Nine Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$228,989	$(7,112)	$221,877
Cost of service revenue	41,654	7,112	48,766
	$270,643	$—	$270,643

	Fiscal Year Ended September 30, 2015
	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$307,865	$(9,517)	$298,348
Cost of service revenue	55,738	9,517	65,255
Total cost of revenue	$363,603	$—	$363,603

	Fiscal Year Ended September 30, 2014
	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$252,688	$(2,420)	$250,268
Cost of service revenue	62,823	2,420	65,243
Total cost of revenue	$315,511	$—	$315,511

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
During the nine months ended June 30, 2016, the Company capitalized direct costs of $2.9 million associated with development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. There were no internal-use software development costs as of September 30, 2015.
Deferred Financing Costs
The Company records commitment fees and other costs directly associated with obtaining line of credit financing as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Deferred financing costs are amortized over the term of the related financing arrangement and included in interest expense in the accompanying unaudited Consolidated Statements of Operations. During the three and nine months ended June 30, 2016, the Company incurred $0.7 million in deferred financing costs associated with obtaining line of credit financing. Amortization expense of approximately $12,000 during the three and nine months ended June 30, 2016 was included in interest expense in the accompanying unaudited Consolidated Statements of Operations. Please refer to Note 8, “Line of Credit”for further information on this arrangement.
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

Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting guidance for reporting credit losses. The new guidance introduces a new "expected loss" impairment model which applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets' amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company expects to adopt the guidance during the first quarter of fiscal year 2021 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In May 2016, the FASB issued an amendment to the revenue recognition guidance released in May 2014. The amendment is intended to reduce the cost and complexity of applying the revenue recognition guidance and result in a more consistent application of the revenue recognition rules. The amendment clarifies the implementation guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes, as well as transitional guidance related to completed contracts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. The Company expects to adopt the guidance during the first quarter of fiscal year 2019 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In April 2016, the FASB issued an amendment to the revenue recognition guidance released in May 2014. The amendment clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendment reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendment also provides implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. The Company expects to adopt the guidance during the first quarter of fiscal year 2019 and is currently evaluating the impact of this guidance on its financial position and results of operations.
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
In November 2015, the FASB issued an amendment to the accounting guidance to simplify the presentation of deferred income tax assets and liabilities in a statement of financial position. Deferred income tax assets, net of a corresponding valuation allowance, and liabilities related to a particular tax-paying component of an entity within a particular tax jurisdiction shall be offset and presented as a single noncurrent amount in a statement of financial position. Deferred income tax assets and liabilities attributable to different tax-paying components of an entity or different tax jurisdictions shall not be offset and be presented separately. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The guidance can be adopted via either a prospective or a retrospective approach for all deferred income tax assets and liabilities presented in a statement of financial position. The Company expects to adopt this guidance during the first quarter of fiscal year 2018 and is currently evaluating the impact of this guidance on its financial position and results of operations.
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
Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during the three months ended June 30, 2016. During the nine months ended June 30, 2016, the Company sold marketable securities with a fair value of $127.6 million and amortized cost of $127.7 million and recognized gross losses of approximately $158,000 and gross gains of approximately $3,000 from the sale of marketable securities. The Company collected cash proceeds of $127.0 million from the sale of marketable securities and reclassified unrealized net holding losses of approximately $155,000 on the marketable securities based on a specific identification method from accumulated other comprehensive income into "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions. During the three and nine months ended June 30, 2015, the Company sold marketable securities with a fair value and amortized cost of $9.5 million and recognized gross gains of approximately $1,400 on sale of marketable securities. The Company collected cash proceeds of $9.5 million from the sale of marketable securities and reclassified unrealized net holding gains of approximately $1,400 on the marketable securities based on a specific identification method from accumulated other comprehensive income into "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.
Unrealized gains on available for sale securities presented as a component of accumulated other comprehensive income were approximately $12,000 and $102,300, respectively, at June 30, 2016 and September 30, 2015. Net unrealized holding (losses) gains on available for sale securities recorded as a component of other comprehensive income (loss) before the impact of reclassifications were approximately $(0.2) million and $0.2 million, respectively, during the nine months ended June 30, 2016 and 2015.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of June 30, 2016 and September 30, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
Corporate securities	$2,315	$—	$—	$2,315
Other debt securities	18	—	—	18
Municipal securities	3,741	12	—	3,753
Total marketable securities	$6,074	$12	$—	$6,086
September 30, 2015:
U.S. Treasury securities and obligations of U.S. government agencies	$30,343	$39	$—	$30,382
Corporate securities	54,725	13	(48)	54,690
Mortgage-backed securities	857	27	—	884
Other debt securities	5,056	3	—	5,059
Municipal securities	30,258	18	(9)	30,267
Bank certificate of deposits	12,024	2	—	12,026
	$133,263	$102	$(57)	$133,308
The fair values of the marketable securities by contractual maturities at June 30, 2016 are presented below (in thousands):

Fair Value
Due in one year or less	$18
Due after one year through five years	3,753
Due after ten years	2,315
Total marketable securities	$6,086
Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.
The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of June 30, 2016, there were no marketable securities in the unrealized loss position. As of September 30, 2015, aggregate fair value of the marketable securities in unrealized loss position was $40.4 million and was comprised of corporate securities of $31.8 million, municipal securities of $6.6 million, bank certificates of deposit of $1.0 million, as well as U.S. Treasury and Government Agency securities of $1.0 million. Aggregate unrealized losses for these securities were $0.1 million as of September 30, 2015 and are presented in the table above. These securities were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the periods then ended. The unrealized losses are attributable to changes in interest rates which impact the value of the investments.

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
The Company recorded the assets acquired and liabilities assumed related to BioStorage at their preliminary fair values as of the acquisition date, from a market participant’s perspective. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The preliminary fair values of the tangible and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions that are subject to change within the measurement period. As of June 30, 2016, the primary areas that remained preliminary included fair values of intangible assets acquired, certain tangible assets, tax-related matters and residual goodwill. The Company expects to continue obtaining information to assist it with determining the fair values of the net assets acquired during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
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

At the closing of the acquisition of BioStorage, a cash payment of $5.4 million was placed into escrow which consisted of $2.9 million ascribed to the purchase price and $2.5 million related to retention arrangements with certain employees. The payment of $2.9 million included $1.9 million related to satisfaction of the sellers' indemnification obligations with respect to BioStorage's representations and warranties and other indemnities, as well as $1.0 million related to potential purchase price adjustments. The remaining escrow balance of $2.5 million is payable to certain employees upon completion of a service retention period. Such retention payments were not considered a part of the purchase price, but rather recorded as a separate asset acquired and included within "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets. The escrow balance related to such retention payments was reduced by $1.1 million subsequent to the acquisition date and had a balance of $1.4 million as of June 30, 2016. All remaining escrow balances were unchanged as of June 30, 2016.
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
The intangible assets acquired are amortized over the total weighted average period of 13.6 years using an accelerated depreciation method which approximates the pattern in which the economic benefits are expected to be realized.
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
The operating results of BioStorage have been reflected in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition, which included one month of activity during the first quarter of fiscal year 2016. During the three months ended June 30, 2016, revenue and net income from BioStorage recognized in the Company’s results of operations were $12.4 million and $1.1 million, respectively. During the nine months ended June 30, 2016, revenue and net income from BioStorage recognized in the Company’s results of operations were $30.3 million and $0.3 million, respectively. During the three and nine months ended June 30, 2016, the net income included amortization expense of $0.9 million and $2.0 million, respectively, related to acquired intangible assets.
During the three and nine months ended June 30, 2016, the Company incurred $0.1 million and $3.2 million, respectively, in non-recurring transaction costs with respect to the BioStorage acquisition which were recorded in "Selling, general and administrative" expenses within the unaudited Consolidated Statements of Operations. The retention payment of $2.5 million was recorded within prepaid expenses and other current assets at the acquisition date and will be recognized as compensation expense over the service period or upon a triggering event in the underlying change in control agreements. During the three and nine months ended June 30, 2016, the Company recorded $0.3 million and $0.7 million, respectively, of compensation expense related to this arrangement.
The following unaudited proforma financial information represents a summary of the consolidated results of operations for the Company and BioStorage as if the acquisition of BioStorage occurred on October 1, 2014 (in thousands):

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2016	2015	2016	2015
Revenue	$147,534	$155,237	$413,816	$436,509
Net income (loss)	9,163	6,966	(74,024)	251

Basic (loss) income per share	$0.13	$0.10	$(1.08)	$—
Diluted (loss) income per share	$0.13	$0.10	$(1.08)	$—

Weighted average shares outstanding used in computing net loss per share:
Basic	68,628	67,454	68,437	67,321
Diluted	69,166	68,571	68,437	68,520

The unaudited pro forma information presented above reflects historical operating results of the Company and BioStorage and includes the impact of certain adjustments directly attributable to the business combination. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of BioStorage had taken place on October 1, 2014. Amortization and depreciation expense of $1.4 million, transaction costs of $0.3 million, and restructuring charges of $0.3 million were included in proforma net income during the three months ended June 30, 2015. During the three months ended June 30, 2015, the adjustments reflected in the unaudited pro forma information included tax effects of $0.8 million, respectively. The impact of the restructuring charges and transaction costs was excluded from the proforma net income during the three months ended June 30, 2016. During the nine months ended June 30, 2016 and 2015, the adjustments reflected in the unaudited pro forma information included aggregate amortization and depreciation expense of $0.6 million and $3.2 million, respectively, and tax effects of $0.5 million and $0.3 million, respectively. Additionally, the impact of transaction costs of $3.2 million and restructuring charges of $1.9 million was included in the proforma net income during the nine months ended June 30, 2015. The impact of the transaction costs and the restructuring charges was excluded from the proforma net loss during the nine months ended June 30, 2016.
Acquisitions Completed in Fiscal Year 2015
Acquisition of Contact Co., Ltd.
On August 14, 2015, the Company acquired all of the outstanding stock of Contact Co., Ltd., or Contact, a Japanese-based provider of automated cleaner products for wafer carrier devices used in the global semiconductor markets. The acquisition of Contact expands the Company's offerings of contamination control solutions within its Brooks Semiconductor Solutions Group segment, strengthens its current capabilities and technology used in its contamination control solutions business and enhances its long-term strategy of gaining share in its core semiconductor markets.
The aggregate purchase price of $6.8 million, net of cash acquired, consisted of a cash payment of $1.9 million, the assumption of the seller's debt of $8.8 million, seller's cash of $4.8 million and contingent consideration of $0.8 million payable upon achievement of certain specified targets and events. The entire debt amount was fully repaid as of September 30, 2015.
The Company recorded the assets acquired and liabilities assumed related to Contact at their preliminary fair values as of the acquisition date. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The preliminary fair values of the tangible and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions that are subject to change within the measurement period. As of June 30, 2016, the primary areas that remained preliminary included fair values of intangible assets acquired, certain tangible assets, tax-related matters and residual goodwill. The Company expects to continue obtaining information to assist it with determining the fair values of the net assets acquired during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
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

Consolidated Balance Sheets as of June 30, 2016 in accordance with the provisions of the newly adopted guidance.
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
Fair value of the contingent consideration of $0.8 million was determined based on a probability-weighted average discounted cash flow model and recorded in "Accrued expenses and other current liabilities" in the Company's unaudited Consolidated Balance Sheets. The Company remeasures the fair value of the contingent consideration at each reporting date until the arrangement is settled. Fair value of the contingent consideration was $0.5 million at June 30, 2016, and the Company recognized a corresponding gain of $0.3 million on the fair value remeasurement during the nine months ended June 30, 2016. There was no gain recognized on the contingent consideration fair value remeasurement during the three months ended June 30, 2016. Please refer to Note 18 “Fair Value Measurements” for further information on the fair value measurement of the contingent consideration.
At June 30, 2016, the Company had approximately $749,000 in an escrow account which related to potential working capital adjustments and the sellers' satisfaction of general representations and warranties. At the closing of the acquisition of Contact, the escrow balance was $1.5 million which was reduced by approximately $750,000 during fiscal year 2016 as a result of a payment made to the sellers upon termination of a certain third-party arrangement.
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
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Company's Brooks Semiconductor Solutions Group segment. Goodwill is primarily the result of expected synergies from combining the operations of Contact with the Company and is not deductible for tax purposes.
The operating results of Contact have been included in the results of operations for the Brooks Semiconductor Solutions Group segment from the date of the acquisition. During the three months ended June 30, 2016, revenue and net loss from Contact recognized in the Company's results of operations were $0.8 million and $0.4 million, respectively. During the nine months ended June 30, 2016, revenue and net loss from Contact recognized in the Company's results of operations were $3.0 million and $1.0 million, respectively. During the three and nine months ended June 30, 2016, the net loss included charges of $0.1 million and $0.5 million, respectively, related to the step-up in value of the acquired inventories and amortization expense of $0.2 million and $0.5 million, respectively, related to amortization of acquired intangible assets.
The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2015 as if the acquisition of Contact occurred on October 1, 2014 because such results were insignificant.
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
On January 23, 2015, the Company reached a settlement with respect to certain working capital adjustments with the sellers of FluidX stock. On February 3, 2015, the Company made a payment to the sellers as a result of this settlement, which increased the purchase price by $0.1 million. Prior to June 30, 2016, the Company had $1.5 million in a general escrow account held by the unrelated third party. The balance was remitted to the sellers and fully released during the three months ended June 30, 2016. The Company finalized the purchase price allocation for FluidX acquisition within the measurement period. Adjustments to the initial purchase price allocation recorded during the measurement period were not material to the Company's financial position.
Fair values of the trademarks and the completed technology acquired were estimated based on the income approach in accordance with the relief-from-royalty method, which states that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. Fair value of customer relationships acquired was estimated based on the income approach in accordance with the excess-earnings method. The weighted average amortization periods for intangible assets acquired in the FluidX acquisition are 5.0 years for each of completed technology, trademarks, and customer relationships.
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
The operating results of FluidX have been included in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition. During the three months ended June 30, 2016, revenue and net income from FluidX were $4.0 million and $0.1 million, respectively. During the nine months ended June 30, 2016, revenue and net loss from FluidX were $11.7 million and $0.3 million, respectively. The net income (loss) during the three and nine months ended June 30, 2016 included amortization expense of $0.3 million and $0.9 million, respectively, related to acquired intangible assets. During the three months ended June 30, 2015, revenue and net loss from FluidX were $3.8 million and $0.3 million, respectively. During the nine months ended June 30, 2015, revenue and net loss from FluidX were $11.2 million and $0.5 million, respectively. The net loss during the three and nine months ended June 30, 2015 included charges of $0 million and $1.0 million, respectively, related to the step-up in value of the acquired inventories and amortization expense of $0.3 million and $1.0 million, respectively, related to acquired intangible assets.
5. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company elected April 1 as its annual goodwill impairment assessment date and performs additional impairment tests if triggering events occur. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests.

Prior to the third quarter of fiscal year 2016, the Company had six reporting units, including five reporting units that had goodwill. Four reporting units were a part of the Brooks Product Solutions operating segment, and each of the Brooks Global Services segment and Brooks Life Science Systems segment represented a reporting unit. During the third quarter of fiscal year 2016, the Company reorganized its operating and reportable segments into (i) Brooks Semiconductor Solutions Group, or BSSG,; and (ii) Brooks Life Science Systems and realigned its reporting units to reflect the revised segment structure. The combination of the Brooks Product Solutions segment and Brooks Global services segment did not have a direct impact on the goodwill at the reporting unit level. As a result of this re-alignment, the Company had five reporting units as of June 30, 2016, including four reporting units within the Brooks Semiconductor Solutions Group operating segment and one reporting unit which was Brooks Life Science Systems operating segment. Please refer to Note 16, "Segment Information" for additional information on the operating and reporting segments realignment. The revised reporting unit structure reflects the aggregation of two reporting units, Polycold and CTI Cryogenics, into one reporting unit called BSSG Cryogenics as a result of the reorganization of the Company’s internal management structure and the economic similarities that exist between the two reporting units. The Company tested goodwill for impairment before and after the reporting unit aggregation and determined that fair value of each reporting unit individually and in aggregate exceeded their carrying values. The fair value of the BSSG Cryogenics reporting unit significantly exceeded its carrying value as of June 30, 2016. BSSG Cryogenics goodwill carrying amount was $24.0 million million as of June 30, 2016.
The Company completed its annual goodwill impairment test as of April 1 and determined that no adjustment to goodwill was necessary. Fair values of all of the reporting units, except for Polycold, substantially exceeded their respective carrying values. Fair value of Polycold reporting unit on a standalone basis exceeded its carrying value by 12%. During the second quarter of 2016, the Company concluded that recent operating trends and declining forecasts for the Polycold reporting unit represented indicators of potential goodwill impairment. As a result, the Company performed the first step of the quantitative goodwill impairment test as of February 1, 2016 and determined that the fair value exceeded the carrying value by 18%, and that no goodwill impairment existed. The Company determined Polycold's fair value based on an Income Approach in accordance with the Discounted Cash Flow method, or DCF method, which is based on future cash flow forecasts discounted at a weighted-average cost of capital. Forecasted sales volumes, product costs and the resulting future cash flows used in the valuation of Polycold are driven by various factors, such as customer demand, macroeconomic environment and competitive dynamics, and may impact fair value of Polycold's goodwill. During the three months ended June 30, 2016, the Company incorporated lower projected future cash flows into the model due to lower forecasted revenue and gross margin in fiscal year 2016 which resulted in a decrease of the excess of Polycold's fair value over its carrying value from 18% during the second quarter of fiscal year 2016 to 12% during the third quarter of fiscal year 2016. The estimated fair value of Polycold's reporting unit assumed a taxable transaction. Polycold's goodwill carrying amount was $24.0 million as of the date of each goodwill impairment assessment.
The components of the Company’s goodwill by an operating segment at June 30, 2016 and September 30, 2015 are as follows (in thousands):

	Brooks Semiconductor Solutions Group	Brooks Life Science Systems	Other	Total
Gross goodwill, at September 30, 2014	$651,067	$47,378	$26,014	$724,459
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2014	62,123	47,378	—	109,501
Acquisitions and adjustments	3,660	8,247	—	11,907
Gross goodwill, at September 30, 2015	654,727	55,625	26,014	736,366
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2015	65,783	55,625	—	121,408
Acquisitions and adjustments	1,050	79,928	—	80,978
Gross goodwill, at June 30, 2016	655,777	135,553	26,014	817,344
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at June 30, 2016	$66,833	$135,553	$—	$202,386
During the nine months ended June 30, 2016, the Company recorded a goodwill increase of $79.9 million related primarily to the acquisition of BioStorage which represented the excess of the consideration transferred over the fair value of the net assets acquired. Additionally, the Company recorded a measurement period adjustment related to the acquisition of Contact which resulted in a decrease in the tangible assets' fair value of $1.1 million and a corresponding increase in goodwill. Please refer to the Note 4 "Acquisitions" for further information on the measurement period adjustment recorded during the first quarter of fiscal year 2016.
The components of the Company’s identifiable intangible assets as of June 30, 2016 and September 30, 2015 are as follows (in thousands):

	June 30, 2016			September 30, 2015
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,808	$7,463	$345	$7,808	$7,394	$414
Completed technology	60,441	49,982	10,459	60,748	46,718	14,030
Trademarks and trade names	9,143	4,028	5,115	4,241	3,604	637
Customer relationships	114,201	44,474	69,727	77,716	37,351	40,365
Total intangible assets	$191,593	$105,947	$85,646	$150,513	$95,067	$55,446
Amortization expense for intangible assets was $3.8 million and $3.2 million, respectively, during the three months ended June 30, 2016 and 2015 and $11.1 million and $9.6 million, respectively, during the nine months ended June 30, 2016 and 2015.
Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2016 and the subsequent four fiscal years is as follows (in thousands):

Fiscal year ended September 30,
2016	$3,810
2017	15,566
2018	14,052
2019	13,713
2020	12,909
Thereafter	25,596
$85,646
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
During the three months ended June 30, 2016 and 2015, the Company recorded a loss associated with BioCision of approximately $0.3 million and $0.2 million, respectively. During each of the nine month periods ended June 30, 2016 and 2015, the Company recorded a loss associated with BioCision of $0.7 million. At June 30, 2016 and September 30, 2015, the carrying value of the investment in BioCision in the Company’s unaudited Consolidated Balance Sheets was $2.0 million and $2.7 million, respectively. At June 30, 2016, amount payable to BioCision was approximately $32,000.
The Company purchased BioCision's five-year convertible debt securities with a warrant agreement to purchase preferred units of BioCision for $2.5 million on each of the following dates of December 22, 2014 and February 2, 2015, resulting in a total purchase price of $5.0 million. Interest accrues on the convertible debt securities at a rate of 9% per annum, and is due with the principal at maturity. The convertible debt securities were recorded at fair value and accounted for in accordance with the fair value method. The warrant was recorded at fair value and accounted for as a derivative instrument. As of June 30, 2016, the fair value of the convertible debt securities and the warrant was $5.8 million and $46,850, respectively. As of September 30, 2015, the fair value of the convertible debt securities and the warrant was $5.3 million and $0.1 million, respectively.
For further information regarding the convertible debt securities and the warrant, refer to Note 18, “Fair Value Measurements”. The Company re-measures the fair values of the BioCision convertible debt securities and the warrant during each reporting period and recognizes the respective gains or losses as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations. The Company recognized remeasurement gains of $0.2 million and $0.5 million, respectively, during the three and nine months ended June 30, 2016.
During the nine months ended June 30, 2016, the Company provided a series of bridge loans to BioCision with an aggregate principal amount of $600,000 bearing an annual interest rate of 10% to support BioCision's working capital requirements. On March 8, 2016, the Company made an additional loan of $150,000 to BioCision, and the bridge loans were converted into a part of the permanent term loan, collectively, the" loan", which provides for financing of an aggregate principal amount up to $1.5 million, including the first tranche of $750,000 and a second tranche of $750,000 which was provided to BioCision on June 15, 2016 to support its working capital requirements. All principal and accrued interest outstanding on the loan mature on December 31, 2019 or at an earlier date upon the occurrence of certain events. In the event that BioCision obtains a certain equity investment or has a liquidity event, in either case, on or before September 30, 2016, all accrued and unpaid interest will be due and payable, and interest will thereafter accrue and be due and payable monthly in arrears. If no such equity investment or liquidity event occurs on or before September 30, 2016, all accrued and unpaid interest will be converted into additional loan principal, and interest will accrue thereafter and be due and payable monthly in arrears. The financing supports growing working capital requirements in part due to BioCision entering into a supply agreement with a certain customer. The Company will be entitled to receive quarterly royalty payments from BioCision equal to 15% of the revenue generated from this certain customer arrangement until the earlier of: (i) the termination of the customer arrangement, (ii) the receipt by the Company of an aggregate amount of $1.5 million of royalty proceeds, and (iii) the date the loan is repaid in full. All outstanding and unpaid royalties become immediately due and payable to the Company if the customer arrangement is terminated. The loan is secured by a first priority perfected lien on BioCision's cash flows from the aforementioned customer arrangement, as well as a second priority perfected subordinated security interest and a lien on its personal property and other intangible assets, including intellectual property. At June 30, 2016, the aggregate loan of $1,500,000 was recorded at its carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets.
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
The carrying value of the investment in UCI was $24.5 million and $21.5 million, respectively, at June 30, 2016 and September 30, 2015. During the three months ended June 30, 2016 and 2015, the Company recorded income of $0.7 million and $0.6 million, respectively, representing its proportionate share of UCI's earnings. During the nine months ended June 30, 2016 and 2015, the Company recorded income of $2.0 million and $0.9 million, respectively, representing its proportionate share of UCI's earnings. Management fee payments received by the Company from UCI were $0.2 million each during the three months ended June 30, 2016 and 2015. Management fee payments received by the Company from UCI were $0.6 million and $0.4 million, respectively, during the nine months ended June 30, 2016 and 2015. During the three months ended June 30, 2015, the Company incurred charges from UCI's for products or services of $0.1 million. Such charges were insignificant during the three months ended June 30, 2016. During the nine months ended June 30, 2016 and 2015, the Company incurred charges from UCI's for products or services of $0.2 million each. At June 30, 2016 and September 30, 2015, the Company owed UCI approximately $34,000 and $0.1 million, respectively, in connection with accounts payable for unpaid products and services.
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
During the three and nine months ended June 30, 2015, the Company earned revenue of $0.0 million and $2.1 million, respectively, from YBA and incurred charges of $47,000 and $1.0 million, respectively, from YBA for products or services. Net loss associated with YBA recognized by the Company during the three and nine months ended June 30, 2015 was $0.1 million and $0.5 million, respectively. There were no amounts receivable by the Company from YBA or owed by the Company to YBA at September 30, 2015.
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
At June 30, 2016 and September 30, 2015, the carrying value of the note receivable was $1.0 million. No triggering events indicating impairment of the note receivable occurred during the three and nine months ended June 30, 2016 and 2015, respectively.

8. Line of Credit
On May 26, 2016, the Company and certain of its subsidiaries entered into a credit agreement with Wells Fargo Bank, N.A., or Wells Fargo. The credit agreement provides for a five-year senior secured revolving line of credit, or line of credit, of $75.0 million. Availability under the line of credit is subject to a borrowing base which is redetermined from time to time based on certain percentage of certain eligible U.S. assets, including accounts receivable, inventory, real property, as well as machinery and equipment. The agreement includes sublimits of up to $25.0 million for letters of credit and $7.5 million of swing loans at the time there is more than one lender under the credit agreement. The line of credit expires on May 26, 2021 with all outstanding principal and interest due and payable on such date or an earlier date if declared due and payable on such earlier date pursuant to the terms of the credit agreement (by acceleration or otherwise). Subject to certain conditions of the credit agreement, the net cash proceeds from sales of certain collateral during the term of the arrangement are required to be used to prepay borrowings under the line of credit. The Company may also voluntarily prepay certain amounts under the line of credit without penalty or premium. There were no amounts outstanding under the line of credit as of June 30, 2016.

Borrowings under the line of credit bear an annual interest rate equal to, at the Company’s option, the base rate or the LIBOR rate plus, in each case, an applicable margin determined based on the Company's liquidity as of the first day of each fiscal quarter. LIBOR rate is reset at the beginning of each selected interest period based on the rate then in effect.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the one month LIBOR rate plus 1.00% and (iii) the prime lending rate announced by Wells Fargo. During the three and nine months ended June 30, 2016, the Company incurred $0.7 million in deferred financing costs which included commitments fees and other costs directly associated with obtaining the line of credit. Please refer to Note 2, "Summary of Significant Accounting Policies" for further information on the deferred financing fees. In addition to interest on any outstanding borrowings under the credit agreement, the Company is required to pay monthly fees of 0.25% per year related to unused portion of the revolver commitment amounts. The Company incurred approximately $16,000 in such fees during the three and nine months ended June 30, 2016. All outstanding borrowings under the credit agreement are guaranteed by the Company along with certain U.S. subsidiaries and secured by a first priority perfected security interest in substantially all of the Company's and guarantor's assets in the U.S., subject to certain exceptions. Additionally, the Company granted Wells Fargo a mortgage lien on certain company-owned real properties.
The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. In the event in which the Company's liquidity is less than the greater of (i) 12.5% of the commitments under the line of credit, and (ii) $9.375 million, and continuing until the time such liquidity during a 60-consecutive day period has been equal to or greater than the greater of (a) 12.5% of the commitments under the line of credit, and (b) $9.375 million, the Company is required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 measured as of the last day of each fiscal month ending during such period. Liquidity is defined as a sum of (a) excess availability under the credit agreement; and (b) unrestricted cash and cash equivalents located in bank accounts in the United States that are subject to a control agreement in favor of Wells Fargo, limited to a maximum amount of 50% of liquidity. Negative covenants limit the Company's ability to incur additional indebtedness, liens, sell assets, consolidate or merge with or into other entities, pay non-cash dividends (and cash dividends if the Company fails to meet certain payment conditions), make certain investments, prepay, redeem or retire subordinated debt, and enter into certain types of transactions with the Company’s affiliates. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement, including principal and interest, may be declared immediately due and payable and the credit agreement may be terminated. The Company was in compliance with the line of credit covenants as of June 30, 2016.

9. Income Taxes
The Company recorded an income tax provision of $0.2 million and $75.1 million, respectively, for the three and nine months ended June 30, 2016. The income tax provision of $0.2 million during the third quarter of fiscal year 2016 was primarily driven by global income generated during the quarter, partially offset by $0.3 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations. The tax provision of $75.1 million during the nine months ended June 30, 2016 was primarily driven by the change in a valuation allowance against U.S. net deferred tax assets recognized during the second quarter of fiscal year 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.
The Company recorded an income tax provision of $3.3 million and $1.8 million, respectively, for the three and nine months ended June 30, 2015. The income tax provision of $3.3 million for the third quarter of fiscal year 2015 was primarily driven by global income generated during the quarter and interest related to unrecognized tax benefits. The tax provision of $1.8 million during the nine months ended June 30, 2015 was primarily driven by global income generated during the period and partially offset by $0.9 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations and by $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014.
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
The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and on a forward looking basis in the course of performing this analysis. The Company evaluated all positive and negative evidence in concluding it was appropriate to establish a full valuation allowance against U.S. net deferred tax assets during the second quarter of fiscal year 2016.
The Company evaluated negative evidence to assess if it is more likely than not that the Company could make use of the U.S. deferred tax assets before they expire. In reviewing performance over the recent years, the Company currently shows cumulative income. This history considers earnings in recent years from the discontinued operations of Granville-Phillips, which was divested during the fiscal year 2014 and freed up capital for investments in strategic growth businesses. In evaluating the historical results of the continuing businesses, the Company has not yet demonstrated profitability with losses in recent periods. The Company reported U.S. pre-tax losses during fiscal year 2015 and the first two quarters of fiscal year 2016. The loss in the second quarter of fiscal year 2016 included a significant charge for restructuring actions which are ultimately expected to improve future profitability. However, because of the restructuring charges and loss in the second quarter of fiscal year 2016, the Company now projects a net loss for the full fiscal year 2016. These factors presented significant negative evidence in the evaluation.
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
A cumulative loss is difficult negative evidence to overcome on a more likely than not basis. Future income projections can only overcome this negative evidence if the projections are considered objectively verifiable. Since the income projections are not considered objectively verifiable, the Company determined that realization of the U.S. net deferred tax assets should not be viewed as more likely than not until the projected profits are supported with objectively verifiable evidence of the improvements. As a result of this change in assessment, the Company recorded a tax provision of $79.3 million to establish the valuation allowance against U.S. net deferred tax assets during the second quarter of fiscal year 2016. The Company will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
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
10. Other Balance Sheet Information
The following is a summary of accounts receivable at June 30, 2016 and September 30, 2015 (in thousands):

	June 30, 2016	September 30, 2015
Accounts receivable	$103,396	$87,582
Less: allowance for doubtful accounts	(2,200)	(1,019)
Less: allowance for sales returns	(105)	(115)
Accounts receivable, net	$101,091	$86,448

The following is a summary of inventories at June 30, 2016 and September 30, 2015 (in thousands):

	June 30, 2016	September 30, 2015
Inventories:
Raw materials and purchased parts	$60,883	$62,441
Work-in-process	16,488	21,563
Finished goods	20,786	16,615
Total inventories	$98,157	$100,619
Reserves for excess and obsolete inventory were $24.9 million and $23.8 million at June 30, 2016 and September 30, 2015, respectively.
As of June 30, 2016 and September 30, 2015, the building and the underlying land located in Oberdiessbach, Switzerland were presented at fair value of $2.8 million and $2.9 million, respectively, as "Assets Held for Sale" in the accompanying unaudited Consolidated Balance Sheets. The Company determined the fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. Please refer to Note 18, "Fair Value Measurements" for further information on such measurements. During the three months ended June 30, 2016, the Company entered into a binding agreement with an unrelated third party to sell both the building and the underlying land in Oberdiessbach, Switzerland for a total price of $2.8 million and remeasured the fair value of the assets held for sale. The corresponding impact of this remeasurement on the Company's results of operations during the three and nine months ended June 30, 2016 was insignificant. The sale was completed on July 1, 2016.
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
The following is a summary of product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2016 and 2015 (in thousands):

Activity - Three Months Ended June 30, 2016
Balance at March 31, 2016	Accruals	Costs Incurred	Balance at June 30, 2016
$5,735	$2,279	$(2,059)	$5,955

Activity - Three Months Ended June 30, 2015
Balance at March 31, 2015	Accruals	Costs Incurred	Balance at June 30, 2015
$6,203	$2,725	$(2,744)	$6,184

Activity - Nine Months Ended June 30, 2016
Balance at September 30, 2015	Accruals	Costs Incurred	Balance at June 30, 2016
$6,089	$6,989	$(7,123)	$5,955

Activity - Nine Months Ended June 30, 2015
Balance at September 30, 2014	Adjustments for Acquisitions and Divestitures	Accruals	Costs Incurred	Balance at June 30, 2015
$6,499	$81	$7,870	$(8,266)	$6,184

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
The Company also enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Realized gains on derivative instruments not designated as hedging instruments	$233	$90	$1,230	$516

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at June 30, 2016 and September 30, 2015 (in thousands):
June 30, 2016:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
British Pound	210	Norwegian Krone	July 2016	1,800	—	(1)
Japanese Yen	959	U.S. Dollar	July 2016	98,000	3	—
British Pound	212	Swedish Krona	July 2016	1,800	1	—
Korean Won	2,298	U.S. Dollar	July 2016	2,705,000	—	(19)
British Pound	1,560	Euro	July 2016	1,400	17	—
U.S. Dollar	427	Taiwan Dollar	July 2016	13,900	—	(1)
U.S. Dollar	5,801	Chinese Yuan	July 2016	39,000	—	(67)
Euro	6,638	U.S. Dollar	July 2016	6,000	—	(26)
U.S. Dollar	11,729	British Pound	July 2016	8,880	—	(89)
Singapore Dollar	1,043	U.S. Dollar	July 2016	1,420	1	—
U.S. Dollar	460	Israeli Shekel	July 2016	1,797	—	(1)
					22	(204)
September 30, 2015:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
U.S. Dollar	1,543	Korean Won	October 2015	1,852,000	$—	$(6)
British Pound	2,157	Euro	October 2015	1,600	—	(29)
U.S. Dollar	662	Taiwan Dollar	October 2015	22,000	—	(1)
U.S. Dollar	4,308	British Pound	October 2015	6,520	32	—
Euro	9,300	U.S. Dollar	October 2015	8,253	40	—
U.S. Dollar	5,177	Chinese Yuan	October 2015	33,000	15	—
U.S. Dollar	425	Japanese Yen	October 2015	51,000	—	—
U.S. Dollar	1,336	Japanese Yen	December 2015	160,000	2	—
U.S. Dollar	457	Israeli Shekel	October 2015	1,800	—	—
					$89	$(36)
The fair values of the forward contracts described above are recorded in the Company's accompanying unaudited Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities".
Stock Warrant
The BioCision warrant agreement contains net share settlement provisions, which permit the Company to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). The value of the stock warrant fluctuates primarily in relation to the value of BioCision's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrant are recognized as a component of "Other (loss) income, net" in the accompanying unaudited Consolidated Statements of Operations. Please refer to Note 18 “Fair Value Measurements” for further information regarding the fair value of the stock warrant.
12. Stock-Based Compensation
The Company may issue restricted stock units and restricted stock awards (collectively "restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan.
The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Restricted stock units	$1,501	$2,289	$7,801	$9,173
Employee stock purchase plan	136	113	405	337
Total stock-based compensation	$1,637	$2,402	$8,206	$9,510
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
The Company grants restricted stock units that vest over a required service period and /or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the goals. The following table reflects restricted stock units granted during the nine months ended June 30, 2016 and 2015:

	Total Units	Time-Based Units	Stock Grants	Performance-Based Units
Nine months ended June 30, 2016	1,679,591	734,250	85,091	860,250
Nine months ended June 30, 2015	1,484,781	568,750	69,281	846,750
Time-Based Grants
Restricted stock units granted with a required service period typically have three year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.
Stock Grants
During the nine months ended June 30, 2016 and 2015, the Company granted 85,091 and 69,281 units to the members of the Company's Board of Directors, including compensation-related restricted stock units of 55,380 and 49,267, respectively. Certain members of its Board of Directors previously elected to defer receiving their annual awards of unrestricted shares of the Company stock and quarterly dividends until a future date. During the nine months ended June 30, 2016 and 2015, the Company issued 25,560 and 13,318 units, respectively, related to such annual restricted share awards. During the nine months ended June 30, 2016 and 2015, the Company issued 4,151 and 6,876 units, respectively, related to deferred quarterly dividends in an amount equal to the value of cash dividends that would be paid on the number of deferred shares based on the closing price of the Company’s stock on each dividend record date. These units vested upon issuance, but receipt of the Company shares is deferred until the holders attain a certain age or cease to provide services to the Company in their capacity as Board members.
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
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the nine months ended June 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2015	3,257,413	$9.95
Granted	1,679,591	10.84
Vested	(1,267,862)	9.52
Forfeited	(1,153,892)	11.26
Outstanding at June 30, 2016	2,515,250	$10.75
The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2016 and 2015 was $9.58 and $10.97, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2016 and 2015 was $10.84 and $11.93, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2016 and 2015 was $0.3 million and $0.2 million, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2016 and 2015 was $14.3 million and $8.0 million, respectively. The Company paid $4.4 million and $2.3 million for withholding taxes on vested restricted stock units during the nine months ended June 30, 2016 and 2015, respectively. Additionally, 1,153,892 shares of restricted stock units were forfeited during the nine months ended June 30, 2016 primarily due to the failure to achieve certain performance thresholds for performance-based restricted stock units and as a result of the restructuring action initiated during the second quarter of fiscal year 2016. Please refer to Note 14, "Restructuring and Other Charges" for further information on the restructuring action.
As of June 30, 2016, the unrecognized compensation cost related to restricted stock units that are expected to vest is $15.4 million and will be recognized over an estimated weighted average service period of approximately 1.8 years.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan that allows its employees to purchase shares of common stock at a price equal 85% of the fair market value of the Company's stock at the beginning or the end of the semi-annual period, whichever is lower. During the nine months ended June 30, 2016, the Company issued 118,548 shares under the employee stock purchase plan for $0.9 million. The Company issued 96,415 shares under the employee stock purchase plan for $0.9 million during the corresponding periods of the prior fiscal year.

13. Earnings per Share
The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$8,564	$7,681	$(80,022)	$7,658

Weighted average common shares outstanding used in computing basic earnings (losses) per share	68,628	67,454	68,437	67,321
Dilutive restricted stock units	538	1,117	—	1,199
Weighted average common shares outstanding used in computing diluted earnings (losses) per share	69,166	68,571	68,437	68,520

Basic net income (loss) per share	$0.12	$0.11	$(1.17)	$0.11
Diluted net income (loss) per share	$0.12	$0.11	$(1.17)	$0.11
Restricted stock units of 50,000 and 383,000 during the three months ended June 30, 2016 and 2015, respectively, as well as options to purchase approximately 2,000 shares of common stock and restricted stock units of 160,000 during the nine months ended June 30, 2015 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive based on the treasury stock method. Restricted stock units of 991,000 during the nine months ended June 30, 2016 were excluded from the computation of diluted earnings per share as a result of a net loss incurred during the period. There were no options outstanding as of June 30, 2016 and 2015.
14. Restructuring and Other Charges

Three Months Ended June 30, 2016
The Company recorded restructuring charges of $1.0 million during the three months ended June 30, 2016 related to severance costs which were attributable to actions initiated in prior periods and comprised primarily of $0.3 million of costs attributable to the Brooks Life Science Systems segment and $0.6 million of costs related to the company-wide restructuring action initiated during the second quarter of fiscal year 2016. The Brooks Life Science Systems actions were primarily related to streamlining the management structure, consolidating positions within the segment due to integration of BioStorage and the closure of the segment’s Spokane, Washington facility in March 2016. These restructuring actions were substantially completed as of June 30, 2016 and are not expected to result in any additional restructuring charges in future periods. Total severance costs incurred in connection with these actions are $2.8 million, of which $2.4 million was recognized prior to the third quarter of fiscal year 2016 and $0.3 million was recognized during the three months ended June 30, 2016. During the second quarter of fiscal year 2016, the Company initiated a restructuring action to streamline its business operations as part of a company-wide initiative to improve profitability and competitiveness which is expected to benefit all segments. Total severance costs incurred in connection with this action were $5.9 million, of which $5.2 million was recognized prior to the third quarter of fiscal year 2016 and $0.6 million was recognized during the three months ended June 30, 2016. Severance costs were attributable to the elimination of positions across the Company, including certain senior management positions. This restructuring action is expected to be substantially completed by September 30, 2016 and result in additional restructuring charges of $0.1 million in future periods.

Nine Months Ended June 30, 2016
The Company recorded restructuring charges of $9.8 million during the nine months ended June 30, 2016 related to severance costs which included of $8.5 million of charges related to restructuring actions initiated during the nine months ended June 30, 2016 and $1.2 million of charges related to restructuring actions initiated in prior periods.
The Company’s restructuring actions initiated during the nine months ended June 30, 2016 resulted in total charges of $8.5 million, which included $5.8 million of charges related to the restructuring action that benefited all segments and $2.8 million of costs attributable to the Brooks Life Science Systems segment, as described above. The Company's restructuring actions initiated in prior periods resulted in $1.2 million of costs attributable to the Brooks Semiconductor Solutions segment. These restructuring actions were primarily related to the integration of Contact, as well as the closure and transfer of the Mistelgau, Germany manufacturing operations to a contract manufacturer. These actions were substantially completed as of June 30, 2016.

Total severance costs incurred in connection with these actions were $4.8 million, of which $3.6 million was recognized prior to fiscal year 2016 and $1.2 million was recognized during the nine months ended June 30, 2016.

Three Months Ended June 30, 2015
The Company recorded restructuring charges of $0.4 million during the three months ended June 30, 2015 related to severance costs. Such costs were attributable to Brooks Semiconductor Solutions Group segment for the integration of Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, with the Company's operations and the transition of manufacturing of certain products from the Company's facility in Mistelgau, Germany to a third party contract manufacturer. Total cumulative severance costs incurred in connection with these restructuring plans were $1.9 million and were substantially completed on December 31, 2015.

Nine Months Ended June 30, 2015
The Company recorded restructuring charges of $3.7 million during the nine months ended June 30, 2015, which included severance costs of $2.5 million and facility-related costs of $1.2 million.
Severance costs of $2.5 million were attributable to Brooks Semiconductor Solutions Group segment in connection with the restructuring actions described above. Total cumulative severance costs incurred in connection with these restructuring actions were $4.8 million.
    Facility exit costs of $1.2 million attributable to Brooks Semiconductor Solutions Group segment were related to the outsourcing of manufacturing certain of the Company’s line of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs represented future lease payments and expected operating costs to be paid until the termination of the facility lease. The Company terminated the lease on October 27, 2015 and fully paid the related restructuring liability during the first quarter of fiscal year 2016.
The following is a summary of activity related to the Company’s restructuring and other charges for the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Activity — Three Months Ended June 30, 2016
	Balance at March 31, 2016	Expenses	Payments	Balance at June 30, 2016
Facilities and other contract termination costs	$96	$—	$(96)	$—
Workforce-related termination benefits	7,293	996	(2,500)	5,789
Total restructuring liabilities	$7,389	$996	$(2,596)	$5,789

	Activity — Three Months Ended June 30, 2015
	Balance at March 31, 2015	Expenses	Payments	Balance at June 30, 2015
Facilities and other contract termination costs	$904	$—	$(241)	$663
Workforce-related termination benefits	2,393	358	(753)	1,998
Total restructuring liabilities	$3,297	$358	$(994)	$2,661

	Activity — Nine Months Ended June 30, 2016
	Balance at September 30, 2015	Expenses	Payments	Balance at June 30, 2016
Facilities and other contract termination costs	$433	$25	$(458)	$—
Workforce-related termination benefits	1,640	9,782	(5,633)	5,789
Total restructuring liabilities	$2,073	$9,807	$(6,091)	$5,789

	Activity — Nine Months Ended June 30, 2015
	Balance at September 30, 2014	Expenses	Payments	Balance at June 30, 2015
Facilities and other contract termination costs	$71	$1,205	$(613)	$663
Workforce-related termination benefits	3,404	2,506	(3,912)	1,998
Total restructuring liabilities	$3,475	$3,711	$(4,525)	$2,661
Accrued restructuring costs of $5.8 million at June 30, 2016 are expected to be paid within the next twelve months.
15. Employee Benefit Plans
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
The components of the Company’s net pension cost for the three and nine months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service cost	$138	$122	$410	$370
Interest cost	18	32	54	96
Amortization of losses	4	—	12	—
Expected return on assets	(41)	(54)	(120)	(165)
Net periodic pension cost	$119	$100	$356	$301

16. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. The Company's Chief Executive Officer is the Company's chief operating decision maker.
Prior to the third quarter of fiscal year 2016, the Company had three operating and reportable segments that consisted of Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. During the third quarter of fiscal year 2016, the Company reorganized its previous reporting structure into two operating and reportable segments consisting of: (i) Brooks Semiconductor Solutions Group; and (ii) Brooks Life Science Systems and reported its financial results during the three and nine months ended June 30, 2016 and 2015 based on the revised segment structure which reflects a change in the manner in which the chief operating decision maker reviews information to assess performance of the Company and make decisions about resource allocation. The change in segments is a result of restructuring actions initiated in the second quarter of fiscal 2016 to streamline business operations and improve profitability and competitiveness of the Company. As part of these actions, the operating management responsible for Brooks Product Solutions and Brooks Global Services operating segments was brought under common leadership in the newly formed Brooks Semiconductor Solutions Group segment. The restructuring actions were substantially completed in the third quarter of fiscal year 2016 which marked the transition to a new internal management structure at the end of the third quarter of fiscal year 2016. The Company's prior period reportable segment information has been reclassified to reflect the current segment structure and to conform to the current period presentation. The accounting policies of the operating segments remained unchanged as a result of the realignment. Please refer to Note 18, "Segment and Geographic Information", in the 2015 Annual Report on the Form 10-K for the fiscal year ended September 30, 2015 for a description of such policies.
The Brooks Semiconductor Solutions Group segment provides a variety of products, services and solutions that enable improved throughput and yield in controlled operating environments, as well as an extensive range of support services. The solutions include atmospheric and vacuum robots, tool automation systems that provide precision handling and clean wafer environments, contamination control of wafer carrier front opening unified pods, or FOUPs, as well as cryogenic pumps and compressors that provide vacuum pumping and thermal management solutions used to create and control critical process vacuum applications. The support services include repair services, diagnostic support services, and installation services in support of the products, which enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.
The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks and research institutes. During the first quarter of fiscal year 2016, the Company completed the acquisition of BioStorage, a global provider of comprehensive outsource biological sample service solutions, including collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with the Company's existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market.
The Company evaluates the performance and future opportunities of its segments and allocates resources to them based on their revenue, operating income (loss) and returns on invested assets. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets (excluding completed technology), restructuring and other charges, pension settlement, in-process research and development, as well as other unallocated corporate expenses are excluded from the segments’ operating income (loss). The Company’s indirect overhead costs, which include various general and administrative expenses, are allocated among the segments based upon several cost drivers associated with the respective administrative function, including segment revenue, headcount, or benefits that each segment derives from a specific administrative function. Segment assets exclude cash, cash equivalents, marketable securities, deferred tax assets, assets held for sale and equity method investments.

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Brooks Semiconductor Solutions Group	Brooks Life Science Systems	Total
Three Months Ended June 30, 2016:
Revenue
Product	$99,254	$12,342	$111,596
Services	19,179	16,759	35,938
Total revenue	$118,433	$29,101	$147,534
Gross profit	$42,904	$11,259	$54,163
Segment operating income (loss)	$13,119	$(736)	$12,383

Three Months Ended June 30, 2015:
Revenue
Product	$108,687	$12,129	$120,816
Services	19,399	4,679	24,078
Total revenue	$128,086	$16,808	$144,894
Gross profit	$46,515	$4,672	$51,187
Segment operating income (loss)	$17,162	$(4,656)	$12,506

Nine Months Ended June 30, 2016:
Revenue
Product	$268,671	$33,567	$302,238
Services	57,657	42,875	100,532
Total revenue	$326,328	$76,442	$402,770
Gross profit	$114,506	$27,011	$141,517
Segment operating income (loss)	$22,717	$(7,555)	$15,162

Nine Months Ended June 30, 2015:
Revenue
Product	$298,737	$38,204	$336,941
Services	57,197	12,805	70,002
Total revenue	$355,934	$51,009	$406,943
Gross profit	$122,938	$13,362	$136,300
Segment operating income (loss)	$31,280	$(14,563)	$16,717

Assets:
June 30, 2016	$326,083	$249,638	$575,721
September 30, 2015	$317,069	$110,910	$427,979

The following is a reconciliation of the Company’s operating and reportable segments' operating income (loss) and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets and Consolidated

Statements of Operations for the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Segment operating income	$12,383	$12,506	$15,162	$16,717
Amortization of acquired intangible assets	2,754	1,917	8,056	5,743
Restructuring and other charges	996	358	9,807	3,711
Other unallocated corporate expenses	139	61	3,464	520
Total operating (loss) income	$8,494	$10,170	$(6,165)	$6,743

	June 30, 2016	September 30, 2015
Segment assets	$575,721	$427,979
Cash, cash equivalents and marketable securities	72,201	214,030
Deferred tax assets	5,083	89,959
Assets held for sale	2,806	2,900
Equity method investments	26,510	24,286
Other unallocated corporate net assets	—	500
Total assets	$682,321	$759,654
17. Significant Customers
The Company had one customer that accounted for 10% or more of its consolidated revenue, at 10% and 11% during the three months ended June 30, 2016 and 2015, respectively. The Company had one customer that accounted for 10% or more of its consolidated revenue, at 10% and 12% during the nine months ended June 30, 2016 and 2015, respectively. The Company did not have any customers that accounted for more than 10% of its accounts receivable balance at June 30, 2016 or September 30, 2015.
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

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$101	$56	$45	$—
Available-for-sale securities	6,086	—	6,086	—
Foreign exchange contracts	22	—	22	—
Convertible debt securities	5,850	—	—	5,850
Stock warrant	47	—	—	47
Total Assets	$12,106	$56	$6,153	$5,897
Liabilities:
Contingent consideration	$500	$—	$—	$500
Foreign exchange contracts	204	—	204	—
Total Liabilities	$704	$—	$204	$500
     The convertible debt securities and the stock warrant are included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and the stock warrant.

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
Cash Equivalents
Cash equivalents of $56,000 and $10.1 million at June 30, 2016 and September 30, 2015, respectively, consist of Money Market Funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $45,000 and $1.5 million at June 30, 2016 and September 30, 2015 consisted primarily of Bank Certificate of Deposits and were classified within Level 2 of the fair value hierarchy because they were not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $6.1 million and $133.3 million at June 30, 2016 and September 30, 2015, respectively, consist of Municipal Securities, Bank Certificate of Deposits, Commercial Paper, Mortgage-Backed Securities, as well as U.S. Treasury Securities and Obligations of U.S. Government Agencies. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts
Foreign exchange contract assets and liabilities amount to $22,000 and $204,000 at June 30, 2016. Foreign exchange contract assets and liabilities amount to $89,000 and $36,000, respectively, at September 30, 2015. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.
Convertible Debt Securities
Convertible debt securities of $5.9 million and $5.3 million, respectively, at June 30, 2016 and September 30, 2015 are classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted expected return method, or PWERM, utilizing various scenarios for the expected payout of the instrument covering the full range of the potential outcomes. The PWERM determines the value of an asset based upon an analysis of future values for the subject asset and full range of its potential values. The asset value is based upon the present value of the probability of each future outcome becoming available to the asset and the economic rights and preferences of each asset. The Company remeasures the fair value of the convertible debt securities at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the "Other (loss) income, net" in the Company's unaudited Consolidated Statements of Operations.
Stock Warrant
Stock warrant of $47,000 and $59,000 at June 30, 2016 and September 30, 2015, respectively, was classified within Level 3 of the fair value hierarchy and measured at fair value based on the Black-Scholes model. The Black-Scholes model applied to the warrant incorporates the constant price variation of the underlying asset, the time value of money, the warrant’s strike price and the time until the warrant’s expiration date. The fair value of the warrant was determined utilizing a five year equity volatility percentage based on an average equity volatility derived from comparable public companies. The Company remeasures the fair value of the stock warrant at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the "Other (loss) income, net" in the Company's unaudited Consolidated Statements of Operations.
Contingent Consideration
Contingent consideration liability of $0.5 million and $0.8 million, respectively, at June 30, 2016 and September 30, 2015 is classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted average discounted cash flow model utilizing potential outcomes related to achievement of certain specified targets and events. The fair value measurement of the contingent consideration is based on probabilities assigned to each potential outcome and the discount rate. The Company remeasures the fair value of the contingent consideration at each reporting date and recognizes the corresponding fair value change related to the underlying inputs in the "Selling, general and administrative" expenses in the Company's unaudited Consolidated Statements of Operations. Please refer to Note 4 “Acquisitions” for further information on the contingent consideration liability.
The carrying amounts of accounts receivable and accounts payable approximate their fair value due to their short-term nature.
The following table presents the reconciliation of the assets measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrants	Contingent Consideration	Total
Balance at September 30, 2015	$5,337	$59	$811	$6,207
Change in fair value	513	(12)	(311)	190
Balance at June 30, 2016	$5,850	$47	$500	$6,397
Nonrecurring Fair Value Measurements
The Company holds certain assets that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
As of June 30, 2016 and September 30, 2015, the building and the underlying land located in Oberdiessbach, Switzerland were presented at fair value of $2.8 million and $2.9 million, respectively, as "Assets Held for Sale" in the accompanying unaudited Consolidated Balance Sheets. The Company determined the fair value of the assets held for sale based on indication of value resulting from marketing the building and the land to prospective buyers. During the three months ended June 30, 2016, the Company entered into a binding agreement with an unrelated third party to sell both the building and the underlying land in Oberdiessbach, Switzerland for a total price of $2.8 million and remeasured the fair value of the assets held for sale. The corresponding impact of this remeasurement on the Company's results of operations during the three and nine months ended June 30, 2016 was insignificant. The sale was completed on July 1, 2016. Fair value measurement is classified within Level 3 of the fair value hierarchy since it is based on unobservable inputs. Please refer to Note 10 “Other Balance Sheet Information” for further information on the assets held for sale.
Note receivable of $1.0 million at June 30, 2016 and September 30, 2015 is recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Please refer to Note 7, "Note Receivable" for further information on the loan
Loan receivable of $1.5 million at June 30, 2016 is recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Please refer to Note 6, "Equity Method Investments" for further information on the loan.
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
19. Commitments and Contingencies
Letters of Credit
At June 30, 2016 and September 30, 2015, the Company had approximately $1.5 million and $3.5 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2016 and fiscal year ended September 30, 2015, and the Company currently does not anticipate any of these obligations to be called in the near future.
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
20. Subsequent Events
On July 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 23, 2016 to common stockholders of record as of September 2, 2016. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company's actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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
In the life sciences sample management market, we utilize our capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, and both on-site and off-site full sample management services. We expect the life sciences sample management market to remain a key end market for our products and services. In 2011, we first entered the life sciences sample management market through the acquisition of two providers of automated ultra-cold sample storage solutions to the life sciences sample management market. The acquisitions provided more than 100 customer relationships with installed freezer systems, consumable storage offerings, instruments to assist in the workflow, services personnel, and an accelerated ability to develop an improved automated platform. In 2013, we launched the Brooks Twinbank platform of automated ultra-cold freezer solutions developed to provide modular, efficient, and flexible solutions for the sample management market. The Company continued to expand offerings and customer relationships in the life sciences sample management market with further acquisitions and organic development of new offerings. In October 2014, we acquired FluidX Ltd., or FluidX, a UK-based provider of biological sample storage tubes and complementary bench-top instruments for $15.5 million, net of cash acquired. On November 30, 2015, we acquired BioStorage Technologies, Inc., or BioStorage, for a total purchase price of $125.5 million, net of cash acquired. BioStorage is an Indiana-based global provider of comprehensive sample management and integrated cold chain solutions for the bioscience industry. These solutions combined with our existing offerings, particularly automation for sample storage and formatting, provide our customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market.
During fiscal year 2015 and 2014, more than 25% of our research and development spending was focused on innovating and advancing solutions in the life sciences sample management market. In fiscal year 2014, as a result of our research and development efforts, our first modular Twin-bank platform of automated systems for compound and biological sample storage for temperatures down to -80 degrees Celsius was installed and operational. In fiscal year 2015, we shipped evaluation prototypes of our Biostore III Cryo store, an automated ultra-cold system which stores biological samples below -150 degrees Celsius. We expect to continue investing in research and development and making strategic acquisitions with the objective of expanding our offerings in the life sciences sample management market.
Segments Realignment
Prior to the third quarter of fiscal year 2016, we had three operating and reportable segments that consisted of Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. During the third quarter of fiscal year 2016, we reorganized our previous reporting structure into two operating and reportable segments consisting of: (i) Brooks Semiconductor Solutions Group; and (ii) Brooks Life Science Systems and reported financial results during the three and nine months ended June 30, 2016 and 2015 based on the revised segment structure which reflects a change in the manner in which the chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. The change in segments is a result of restructuring actions initiated in the second quarter of fiscal 2016 to streamline business operations and improve our profitability and competitiveness. As part of these actions, the operating management responsible for Brooks Product Solutions and Brooks Global Services operating segments was brought under common leadership in the newly formed Brooks Semiconductor Solutions Group segment. The restructuring actions were substantially complete in the third quarter of fiscal year 2016 which marked the transition to a new internal management structure at the end of the third quarter of fiscal year 2016. Our prior period reportable segment information has been reclassified to reflect the current segment structure and conform to the current period presentation.
The Brooks Semiconductor Solutions Group segment provides a variety of products, services and solutions that enable improved throughput and yield in controlled operating environments, as well as an extensive range of support services. The products include atmospheric and vacuum robots, robotic modules and tool automation systems that provide precision handling and clean wafer environments, as well as cryogenic pumps and compressors that provide vacuum pumping and thermal management solutions used to create and control critical process vacuum applications. The support services include repair services, diagnostic support services, and installation services in support of the products, which enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.
The Brooks Life Science Systems segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and parts and support services to a wide range of life science customers including pharmaceutical companies, biotechnology companies, biobanks and research institutes. During the first quarter of fiscal year 2016, we completed the acquisition of BioStorage, a global provider of comprehensive outsource biological sample service solutions, including collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with our existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market. The operating results of BioStorage are included as a part of the Brooks Life Science Systems segment.
For additional information on segment revenues and their operating results, please refer to Note 16 “Segment Information” in the Notes to the unaudited consolidated financial statements. Our prior period reportable segment information has been reclassified to reflect the current segment structure and conform to the current period presentation.
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
Goodwill
Prior to the third quarter of fiscal year 2016, we had six reporting units, including five reporting units that had goodwill. Four reporting units were a part of the Brooks Product Solutions operating segment, and each of the Brooks Global Services segment and Brooks Life Science Systems segment represented a reporting unit. During the third quarter of fiscal year 2016, we reorganized our operating and reportable segments into (i) Brooks Semiconductor Solutions Group, or BSSG; and (ii) Brooks Life Science Systems and realigned its reporting units to reflect the revised segment structure. The combination of the Brooks Product Solutions segment and Brooks Global services segment did not have a direct impact on the goodwill at the reporting unit level. As a result of the re-alignment, we had five reporting units, including four reporting units within the Brooks Semiconductor Solutions Group operating segment and one reporting unit which was Brooks Life Science Systems operating segment as of June 30, 2016. Please refer to Note 16, "Segment Information" for additional information on the operating and reporting segments realignment. The revised reporting unit structure reflects the aggregation of two reporting units, Polycold and CTI Cryogenics, into one reporting unit called BSSG Cryogenics, as a result of the reorganization of our internal management structure and the economic similarities that exist between the two reporting units. We tested goodwill for impairment before and after the reporting unit aggregation and determined that fair value of each reporting unit individually and in aggregate exceeded their carrying values. The fair value of the BSSG Cryogenics reporting unit significantly exceeded its carrying value as of June 30, 2016. BSSG Cryogenics goodwill carrying amount was $24.0 million as of June 30, 2016.
We completed our annual goodwill impairment test as of April 1 and determined that no adjustment to goodwill was necessary. Fair values of all of the reporting units, except for Polycold, substantially exceeded their respective carrying values. Fair value of Polycold reporting unit on a standalone basis exceeded its carrying value by 12%. During the second quarter of 2016, we concluded that recent operating trends and declining forecasts for the Polycold reporting unit represented indicators of potential goodwill impairment. As a result, we performed the first step of the quantitative goodwill impairment test as of February 1, 2016 and determined that the fair value exceeded the carrying value by 18%, and that no goodwill impairment existed. We determined Polycold's fair value based on an Income Approach in accordance with the Discounted Cash Flow method, or DCF method, which is based on future cash flow forecasts discounted at a weighted-average cost of capital. Forecasted sales volumes, product costs and the resulting future cash flows used in the valuation of Polycold are driven by various factors, such as customer demand, macroeconomic environment and competitive dynamics, and may impact fair value of Polycold's goodwill. During the three months ended June 30, 2016, we incorporated lower projected future cash flows into the model due to lower forecasted revenue and gross margin in fiscal year 2016 which resulted in a decrease of the excess of Polycold's fair value over its carrying value from 18% during the second quarter of fiscal year 2016 to 12% during the third quarter of fiscal year 2016. The estimated fair value of Polycold's reporting unit assumed a taxable transaction. Polycold's goodwill carrying amount was $24.0 million as of the date of each goodwill impairment assessment.
Application of the goodwill impairment test requires significant judgment based on market and operational conditions at the time of the evaluation, including management's best estimates of the reporting unit's future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different assumptions of forecasted sales volumes, product costs, future cash flows, risk-adjusted weighted average cost of capital discount rate, as well as long-term growth rate projections used in the DCF model could results in different estimates of the Polycold's fair value as of each testing date. A hypothetical increase of 100 basis points in Polycold's risk-adjusted weighted average cost of capital discount rate would result in a decrease of $3.2 million in the reporting unit's fair value. A hypothetical increase of 126 basis points in Polycold's risk-adjusted weighted average cost of capital discount rate would cause Polycold to fail the first step of the goodwill impairment test. Polycold's goodwill carrying amount was $24.0 million as of the date of each goodwill impairment assessment.
For further information with regard to our significant accounting policies and estimates, please refer to Note 2 "Summary of Significant Accounting Policies" to our unaudited consolidated financial statements included elsewhere in the Quarterly Report of Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations

Three and Nine Months Ended June 30, 2016 Compared to Three and Nine Months Ended June 30, 2015
Revenue
We reported revenue of $147.5 million for the three months ended June 30, 2016, compared to $144.9 million for the corresponding period of the prior fiscal year, an increase of $2.6 million, or 2%. We reported revenue of $402.8 million for the nine months ended June 30, 2016, compared to $406.9 million for the corresponding period of the prior fiscal year, a decrease of $4.2 million, or 1%%. For both periods, we reported revenue growth in the Brooks Life Science Systems segment and lower revenue in the Brooks Semiconductor Solutions Group segment. The impact of changes in foreign currency exchange rates adversely affected revenue by $0.6 million and $4.5 million during the three and nine months ended June 30, 2016, respectively, when compared to the prior fiscal year.
Our Brooks Semiconductor Solutions Group segment reported revenue of $118.4 million for the three months ended June 30, 2016 compared to $128.1 million for the corresponding period of the prior fiscal year. The decrease of $9.7 million during the three months ended June 30, 2016 compared to the corresponding period of the prior fiscal year reflects a decline of $5.9 million in revenue from our robotic automation products, $7.1 million from Cryogenic pump products and $1.4 million in service and repair offerings, partially offset by an increase of $4.8 million in contamination controls systems. For the nine months ended June 30, 2016, the Brooks Semiconductor Solutions Group segment reported revenue of $326.3 million, a decline of $29.6 million from the corresponding period of the prior fiscal year. This decrease reflects lower sales of robotic automation of $15.5 million, cryogenic pumps of $14.0 million , and service and repair of $2.9 million, partially offset by an increase in revenue of $2.8 million in contamination controls systems. These declines include the favorable impact of changes in foreign currency exchange rates of $0.4 million during the three months ended June 30, 2016, and the unfavorable impact of changes in foreign currency exchange rates of $2.5 million during the nine months ended June 30, 2016.
Our Brooks Life Science Systems segment reported revenue of $29.1 million for the three months ended June 30, 2016 compared to $16.8 million for the corresponding period of the prior fiscal year. The increase of $12.3 million was primarily attributable to the $12.4 million of revenue generated from BioStorage, which was acquired on November 30, 2015. Brooks Life Science Systems segment reported revenue of $76.4 million for the nine months ended June 30, 2016, an increase of $25.4 million from the corresponding period of the prior fiscal year. Revenue growth for the nine-month period was driven by the acquisition of BioStorage, which contributed $30.3 million. Changes in foreign currency exchange rates had a negative impact of $1.0 million and $1.9 million on revenue of the segment for the three and nine months ended June 30, 2016, respectively.
We continue seeking opportunities to expand our market share in the semiconductor and adjacent technology markets served by our Brooks Semiconductor Solutions Group segment. These markets are cyclical, and often fluctuate significantly from quarter to quarter.  Demand for our Brooks Semiconductor Solution Group products is affected by these cycles. We anticipate continued growth in revenue from our Brooks Life Science Systems segment through our internally-developed products and services, including our Twin-bank and Biostore III automated sample management systems, and through our acquired businesses.
Revenue generated outside the United States amounted to $96.4 million, or 65% of total revenue, for the three months ended June 30, 2016 compared to $99.6 million, or 68% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States amounted to $251.7 million, or 63% of total revenue, for the nine months ended June 30, 2016 compared to $254.7 million, or 63% of total revenue, for the corresponding period of the prior fiscal year.

Gross Margin
We reported gross margins of 36.7% for the three months ended June 30, 2016, an improvement compared to 35.3% for the corresponding period of the prior fiscal year. The increase was attributable to increased gross margins of the Brooks Life Science Systems segment by 10.9 percentage points. We reported gross margins of 35.1% for the nine months ended June 30, 2016, compared to 33.5% for the corresponding period of the prior fiscal year. The increase was attributable to improvements in gross margins of the Brooks Life Science Systems and Brooks Semiconductor Solutions Group segments. Cost of revenue for the three and nine months ended June 30, 2016 included $1.1 million and $3.1 million of charges, respectively, for amortization related to completed technology as compared to $1.3 million and $3.9 million incurred during the three and nine months ended June 30, 2015. Cost of revenue for the three and nine months ended June 30, 2016 also included $0.1 million and $0.5 million, respectively, of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting, compared to $0.0 and $1.5 million for the three and nine months ended June 30, 2015, respectively.
Our Brooks Semiconductor Solutions Group segment reported gross margins of 36.2% for the three months ended June 30, 2016 as compared to 36.3% for the corresponding period of the prior fiscal year. Product margins increased 0.7 percentage points driven by favorable revenue mix and lower manufacturing and warranty costs, partially offset by lower absorption of fixed costs due to the decline in revenue volume. Service margins declined 3.3 percentage points driven by reduced revenue volumes over a fixed cost base, an adverse mix of services and the impact of changes in foreign currency exchange rates. The change in mix of revenue between products and services was immaterial to segment margins.
Our Brooks Semiconductor Solutions Group segment reported gross margins of 35.1% for the nine months ended June 30, 2016 as compared to 34.5% for the corresponding period of the prior fiscal year. Product margins increased 1.4 percentage points during the nine months ended June 30, 2016 as compared to the corresponding period of the prior fiscal year, while service margins declined 2.7 percentage points during the same periods. Product margins benefited from favorable revenue mix and reduced warranty and manufacturing costs. This margin benefit was partially offset by lower absorption of fixed costs due to a decline in revenue volume and the adverse effect of changes in foreign currency exchange rates. Service margins declined due to an adverse mix of services, reduced revenue volumes over a fixed cost base, and the impact of changes in foreign currency exchange rates. The change in mix of revenue between products and services was immaterial to segment margins. Cost of revenue during the three and nine months ended June 30, 2016 included $0.7 million and $2.0 million, respectively, of amortization related to completed technology, compared to $0.9 million and $2.7 million, respectively, for the comparable periods of the prior year. Cost of revenue for the nine months ended June 30, 2016 also included $0.4 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting, compared to $0.6 million of such charges incurred during the corresponding period of the prior fiscal year. Certain patents that we license to third parties in exchange for agreed upon royalties will expire within the next three months. Royalty income was $2.6 million and $7.5 million in the three and nine months ended June 30, 2016, respectively, as compared to $3.4 million and $8.0 million in the three and nine months ended June 30, 2015, respectively. We expect royalty income to decline in future periods as a result of these patent expirations.
Our Brooks Life Science Systems segment reported gross margins of 38.7% for the three months ended June 30, 2016 as compared to 27.8% for the corresponding period of the prior fiscal year. The increase was driven by $1.1 million of cost savings as a result of recent restructuring actions, the acquisition of BioStorage, which improved segment gross margins by approximately 3.0 percentage points for the period, and volume leverage driven by organic growth. Our restructuring actions were related to the closure of all manufacturing at our Poway, California and Spokane, Washington sites. These closures allowed us to consolidate our systems operations into our Manchester, UK location. These benefits to gross margins were partially offset by the adverse impact of changes in foreign currency exchange rates by approximately 0.6 percentage points.
Our Brooks Life Science Systems segment reported gross margins of 35.3% for the nine months ended June 30, 2016 as compared to 26.2% or the corresponding period of the prior fiscal year. The increase in gross margins is primarily attributable to favorable mix improvement towards higher margin instruments and services, cost savings as a result of recent restructuring actions, and the acquisition of BioStorage, which improved segment gross margins by approximately 1.7 percentage points for the period. These savings were partially offset by reduced absorption due to lower manufacturing volumes and the unfavorable impact of changes in foreign currency exchange rates during the period. Cost of revenue included $0.4 million of amortization related to completed technology in the three months ended June 30, 2016 as compared to $0.4 million of amortization related to completed technology in the three months ended June 30, 2015. Cost of revenue for the nine months ended June 30, 2016 and 2015 included $1.1 million and $1.2 million, respectively, of amortization related to completed technology. Additionally, cost of revenue for the nine months ended June 30, 2015 included $1.0 million of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting.
During the second quarter of fiscal year 2016, we initiated a restructuring action to streamline our operating structure and reduce our footprint as part of a company-wide initiative to improve profitability and competitiveness, as described in the "Restructuring and Other Charges" section below. When the savings fully take effect, this action is expected to reduce cost of revenue by approximately $4.5 million on an annual pretax basis. We began realizing a portion of the cost savings beginning in the third quarter of fiscal year 2016 which amounted to approximately $0.8 million. Based on annualized revenue levels from the three months ended June 30, 2016, these savings are expected to improve gross margins by approximately 0.8 percentage points once the full savings are realized.
Research and Development
Research and development expense was $12.8 million for the each of three months ended June 30, 2016 and 2015.
Research and development expense was $39.2 million for the nine months ended June 30, 2016 as compared to $39.0 million for the corresponding period of the prior fiscal year. The increase of $0.2 million reflects higher expenses of $2.7 million incurred within Brooks Semiconductor Solutions Group segment, partially offset by a reduction of $2.5 million in the Brooks Life Sciences System segment. The increase in Brooks Semiconductor Solutions Group segment expenses included $0.8 million as a result of the acquisition of Contact.
During the second quarter of fiscal year 2016, we initiated a restructuring action to streamline our operating structure and reduce our footprint as part of a company-wide initiative to improve profitability and competitiveness, as described in the "Restructuring and Other Charges" section below. This action is expected to reduce research and development expenses by approximately $2.7 million on an annual pretax cost basis once the full savings are realized. We began realizing a portion of the cost savings beginning in the third quarter of fiscal year 2016 which amounted to $0.6 during the period then ended.
Selling, General and Administrative
Selling, general and administrative expense was $31.9 million for the three months ended June 30, 2016 as compared to $27.8 million for the corresponding period of the prior fiscal year. Acquisitions made since the beginning of the prior fiscal year drove an increase of $3.1 million in selling, general and administrative expense and $0.8 million in amortization expense as compared to the corresponding period of the prior fiscal year. Merger costs were $0.1 million during the three months ended June 30, 2016 and less than $0.1 million during the corresponding period of the prior fiscal year. Additional increases in selling, general and administrative expense included higher professional service fees of $0.8 million as compared to the corresponding period of the prior fiscal year, partially offset by a reduction in stock-based compensation expense of $0.7 million which was primarily attributable to the award forfeitures related to employees that were terminated as a result of the restructuring actions initiated during the fiscal year 2016.
Selling, general and administrative expense was $98.7 million for the nine months ended June 30, 2016 as compared to $86.8 million for the corresponding period of the prior fiscal year. Acquisitions made since the beginning of the prior fiscal year drove an increase of $7.4 million in selling, general and administrative expense and $2.3 million in amortization expense as compared to the corresponding period of the prior fiscal year. Merger costs increased to $3.3 million during the nine months ended June 30, 2016, as compared to $0.4 million in the prior period, primarily as a result of the acquisition of BioStorage. Additional increases in selling, general and administrative expense included higher employee-related costs of $1.3 million and professional service fees of $1.3 million as compared to the corresponding period of the prior fiscal year. These increases were partially offset by a reduction in stock-based compensation expense of $1.6 million which was primarily attributable to the award forfeitures related to employees that were terminated as a result of the restructuring actions initiated during fiscal year 2016.
Amortization expense for the three and nine months ended June 30, 2016 was related primarily to customer relationship intangibles and amounted to $2.8 million and $8.1 million, respectively, compared to $1.9 million and $5.7 million, respectively, during the corresponding periods of the prior fiscal year.
During the second quarter of fiscal year 2016, we initiated a restructuring action to streamline our operating structure and reduce our footprint as part of a company-wide initiative to improve profitability and competitiveness, as described in the "Restructuring and Other Charges" section below. This action is expected to reduce selling, general and administrative expenses by approximately $6.3 million on an annual pretax cost basis once the full savings are realized. We began realizing a portion of the cost savings beginning in the third quarter of fiscal year 2016 which amounted to $1.3 during the period then ended.
Restructuring and Other Charges
Comparison of the Three Months Ended June 30, 2016 and 2015
We recorded restructuring charges of $1.0 million during the three months ended June 30, 2016 as compared to $0.4 million for the corresponding period of the prior fiscal year. The increase of $0.6 million was primarily attributable to restructuring actions initiated during fiscal year 2016.
Our restructuring actions initiated during fiscal year 2016 resulted in $1.0 million of costs during the three months ended June 30, 2016 which were comprised primarily of $0.3 million of costs attributable to the Brooks Life Science Systems segment and $0.6 million of costs related to the company-wide restructuring action initiated during the second quarter of fiscal year 2016.
During the second quarter of fiscal year 2016, we initiated a restructuring action to streamline business operations as part of a company-wide initiative to improve profitability and competitiveness. The action primarily includes the elimination of positions across the Company, including certain senior management positions, and is expected to benefit all segments. Total severance costs incurred in connection with this action were $5.9 million, of which $0.6 million was recognized during the three months ended June 30, 2016 and $5.2 million was recognized prior to the third quarter of fiscal year 2016. The action is expected to result in approximately $13.5 million in annual pre-tax cost savings, including $4.5 million of cost of revenue reductions, $2.7 million of research and development cost reductions, as well as $6.3 million of selling, general and administrative expense reductions. This action is expected to be substantially completed by September 30, 2016 and result in additional restructuring charges of $0.1 million in future periods. We began realizing a portion of the cost savings beginning in the third quarter of fiscal year 2016 which amounted to approximately $2.7 million. Accrued restructuring costs of $4.4 million at June 30, 2016 from this action are expected to be paid within the next twelve months with cash flows generated from operating activities.
Actions related to the Brooks Life Science Systems segment were primarily related to streamlining its management structure, integrating BioStorage, and the closure of the segment’s Spokane, Washington facility in March 2016. These restructuring actions were substantially completed as of June 30, 2016 and are not expected to result in any additional restructuring charges in future periods. Total severance costs incurred in connection with these actions are $2.8 million, of which $2.4 million was recognized prior to the third quarter of fiscal year 2016 and $0.3 million was recognized during the three months ended June 30, 2016. These actions are expected to result in approximately $2.6 million in annual pre-tax cost savings, including $0.6 million of cost of revenue reductions, less than $0.1 million of research and development cost reductions, as well as $2.0 million of selling, general and administrative expense reductions. Accrued restructuring costs from these actions of $0.9 million at June 30, 2016 are expected to be paid within the next twelve months with cash flows generated from operating activities.
During the three months ended June 30, 2016, we committed to a restructuring plan related to centralizing our North American and European repair services for cryogenic and automation products in our Chelmsford, Massachusetts facility and relocating such services from our facility in Jena, Germany as a part of our strategy to reduce global footprint and streamline our cost structure. We expect to begin the transformation initiative during the fourth quarter of fiscal year 2016 and fully complete the transition by the end of the first quarter of fiscal year 2017. The restructuring plan includes elimination of certain positions within the service and administrative functions as a part of this initiative. Certain employees of the Jena facility are covered by a collective bargaining agreement with a German labor union which imposes a legal restriction on our ability to complete the restructuring plan. During the three months ended June 30, 2016, we entered into the negotiations with the Workers Council concerning the amount of involuntary termination benefits payable to employees impacted by this restructuring action, timing of these payments and the related terms of this arrangement. As of June 30, 2016, we did not communicate the termination benefit amounts to the employees that will be impacted by this restructuring action since such amounts may be materially impacted by the outcome of the ongoing negotiations with the Workers Council. As a result, we did not recognize the liability for restructuring charges related to this plan as of June 30, 2016. During the three months ended June 30, 2016, we communicated to the landlord our intention to vacate the Jena facility upon expiration of the lease term on February 28, 2017.
During the three months ended June 30, 2015, we recorded restructuring charges of $0.4 million related to severance costs which were attributable to Brooks Semiconductor Solutions Group segment for the integration of Dynamic Micro Systems Semiconductor Equipment GmbH, or DMS, with our operations and the transition of manufacturing of certain products from the our facility in Mistelgau, Germany to a third party contract manufacturer. Total cumulative severance costs incurred in connection with these restructuring plans were $1.9 million and were substantially completed on December 31, 2015. Liabilities related to restructuring costs from these actions were fully paid as of June 30, 2016.
Comparison of the Nine Months Ended June 30, 2016 and 2015
We recorded restructuring charges of $9.8 million during the nine months ended June 30, 2016 as compared to $3.7 million for the corresponding period of the prior fiscal year. The increase of $6.1 million was primarily attributable to higher costs incurred as a result of the restructuring actions initiated during fiscal year 2016, as described above, partially offset by lower facility-related costs of $1.2 million.
During the nine months ended June 30, 2016, we recorded restructuring charges of $9.8 million related to severance costs which consisted of $8.5 million of charges related to restructuring actions initiated during the nine months ended June 30, 2016 and $1.2 million related to restructuring actions initiated in prior periods. Restructuring charges of $8.5 million included $5.8 million of charges related to the restructuring action that benefited all segments, as well as $2.8 million of costs attributable to the Brooks Life Science Systems segment, as described above. Our restructuring actions initiated in prior periods resulted in $1.2 million of costs attributable to the Brooks Semiconductor Solutions segment. These restructuring actions were primarily related to the integration of Contact, the closure and transfer of the Mistelgau, Germany manufacturing operations to a contract manufacturer, as well as reductions in workforce in order to improve our cost structure and profitability. These actions were substantially completed as of June 30, 2016. Total severance costs incurred in connection with these actions were $4.8 million, of which $3.6 million was recognized prior to fiscal year 2016 and $1.2 million was recognized during the nine months ended June 30, 2016. Accrued restructuring costs from these actions of $0.4 million at June 30, 2016 are expected to be paid within the next twelve months with cash flows generated from operating activities.
During the nine months ended June 30, 2015, we incurred restructuring charges of $3.7 million, which included severance costs of $2.5 million and facility-related costs of $1.2 million. Severance costs of $2.5 million were attributable to Brooks Semiconductor Solutions Group segment in connection with the restructuring actions described above. Total cumulative severance costs incurred in connection with these restructuring actions were $4.8 million. Facility exit costs of $1.2 million attributable to Brooks Semiconductor Solutions Group segment were related to outsourcing manufacturing of certain lines of Polycold cryochillers and compressors within the United States to a third party contract manufacturer. The facility exit costs represented future lease payments and expected operating costs to be paid until the termination of the facility lease. We terminated the lease on October 27, 2015 and fully paid the related restructuring liability during the first quarter of fiscal year 2016.
Other (Loss) Income, Net
Other (loss) income, net was $(0.1) million for the three months ended June 30, 2016 as compared to $0.5 million for the corresponding period of the prior fiscal year. The decrease of $0.6 million was primarily attributable to $0.5 million of interest penalty income collected from a past due royalty payment during the third quarter of fiscal year 2015, as well as an increase of $0.1 million in foreign currency exchange losses during the three months ended June 30, 2016 compared to the corresponding period of the prior fiscal year.
Other (loss) income, net was $(0.3) million for the nine months ended June 30, 2016 as compared to $2.6 million for the corresponding period of the prior fiscal year. The decrease of $2.9 million was primarily attributable to foreign currency exchange losses of $1.5 million recognized during the nine months ended June 30, 2016 compared to foreign currency exchange gains of $1.0 million during the corresponding period of the prior fiscal year. Additionally, we collected interest penalty income of $0.5 million from a past due royalty payment during the nine months ended June 30, 2015.
Income Tax
We recorded an income tax provision of $0.2 million and $75.1 million for the three and nine months ended June 30, 2016, respectively. The income tax provision of $0.2 million during the third quarter of fiscal year 2016 was primarily driven by global income generated during the quarter, partially offset by $0.3 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations. The income tax provision of $75.1 million during the nine months ended June 30, 2016 was primarily driven by the change in a valuation allowance against U.S. net deferred tax assets recognized during the second quarter of fiscal year 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of the statutes of limitations.
We recorded an income tax provision of $3.3 million and $1.8 million for the three and nine months ended June 30, 2015, respectively. The tax provision of $3.3 million for the third quarter of fiscal year 2015 was primarily driven by global income generated during the quarter and interest related to unrecognized tax benefits. The tax provision of $1.8 million during the nine months ended June 30, 2015 was primarily driven by global income generated during the period and partially offset by $0.9 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations and by $0.9 million of tax benefits resulting from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2014.
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
We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on an annual and quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and on a forward looking basis in the course of performing this analysis. We evaluated all positive and negative evidence in concluding it was appropriate to establish a full valuation allowance against U.S. net deferred tax assets during the second quarter of fiscal year 2016.
We evaluated negative evidence to assess if it is more likely than not that we could make use of the U.S. deferred tax assets before they expire. In reviewing performance over the recent years, we currently show cumulative income. This history considers earnings in recent years from the discontinued operations of Granville-Phillips, which was divested during the fiscal year 2014 and freed up capital for investments in strategic growth businesses. In evaluating the historical results of the continuing businesses, we have not yet demonstrated profitability with losses in recent periods. We reported U.S. pre-tax losses during fiscal year 2015 and the first two quarters of fiscal year 2016. The loss in the second quarter of fiscal year 2016 included a significant charge for restructuring actions which are ultimately expected to improve future profitability. However, because of the restructuring charges and loss in the second quarter of fiscal year 2016, we now project a net loss for the full fiscal year 2016. These factors presented significant negative evidence in the evaluation.
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
A cumulative loss is difficult negative evidence to overcome on a more likely than not basis. Future income projections can only overcome this negative evidence if the projections are considered objectively verifiable. Since the income projections are not considered objectively verifiable, we determined that realization of the U.S. net deferred tax assets should not be viewed as more likely than not until the projected profits are supported with objectively verifiable evidence of the improvements. As a result of this change in assessment, we recorded a tax provision of $79.3 million to establish the valuation allowance against U.S. net deferred tax assets during the second quarter of fiscal year 2016. We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
We are subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file tax returns. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We have income tax audits in progress in various jurisdictions in which we operate. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2009. It is reasonably possible that the related unrecognized tax benefits could change from those recorded in our unaudited Consolidated Balance Sheets based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions. We currently anticipate that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $1.2 million within the next twelve months as a result of the lapse of statutes of limitations in multiple jurisdictions.
Equity in Earnings (Losses) of Equity Method Investments
During the three months ended June 30, 2016 and 2015, we recorded income of $0.4 million and $0.3 million from our equity method investments, respectively.
During the nine months ended June 30, 2016 and 2015, we recorded $1.2 million of income from equity method investments compared to $0.3 million of losses for the corresponding period of the prior fiscal year. The increases were primarily attributable to $1.0 million of higher income from ULVAC Cryogenics, Inc., or UCI. The prior fiscal year also included $0.5 million of losses from our investment in Yaskawa Brooks Automation, Inc., or YBA, which liquidated during the fourth quarter of fiscal year 2015.
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
Net Income (Loss)

We reported net income of $8.6 million and $7.7 million for the three months ended June 30, 2016 and 2015, respectively. As discussed in detail above, the increase in profitability during the third quarter of fiscal year 2016 as compared to the corresponding period of the prior fiscal year was primarily attributable to a decrease of $3.1 million in our income tax provision, partially offset by lower operating income of $1.7 million driven primarily by an increase in operating expenses as a result of recent acquisitions.
We reported net loss of $80.0 million for the nine months ended June 30, 2016 as compared to net income of $7.7 million for the corresponding period of the prior fiscal year. As discussed in detail above, the decrease in profitability during the first nine months of fiscal year 2016 as compared to the corresponding prior period was primarily attributable to an increase of $73.3 in our income tax provision during the first half of fiscal year 2016 driven by the change in a valuation allowance against U.S. net deferred tax assets. Additionally, we incurred an operating loss of $6.2 million during the nine months ended June 30, 2016 compared to an operating income of $6.7 million during the corresponding period of the prior fiscal year driven primarily by an increase in restructuring charges and operating expenses as a result of recent acquisitions.
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
Our cash, cash equivalents and marketable securities as of June 30, 2016 and September 30, 2015 consist of the following (in thousands):

	June 30, 2016	September 30, 2015
Cash and cash equivalents	$66,116	$80,722
Short-term marketable securities	18	70,021
Long-term marketable securities	6,068	63,287
	$72,202	$214,030
Cash and cash equivalents and marketable securities were $66.1 million and $6.1 million, respectively, at June 30, 2016 as compared to $80.7 million and $133.3 million, respectively, at September 30, 2015. The decrease in cash and cash equivalents of $14.6 million and marketable securities of $127.2 million was primarily attributable to the acquisition of BioStorage for $125.5 million. Additional uses of cash included $20.6 million of cash dividends paid to our shareholders and $9.4 million paid for the capital expenditures, partially offset by inflows of $126.5 million related to net proceeds from sales and maturities of marketable securities.
Cash provided by operating activities was $16.1 million during the nine months ended June 30, 2016, and was composed of a net loss of $80.0 million adjusted for the impact of non-cash related charges of $100.5 million, partially offset by net working capital increases of $4.4 million. Non-cash related charges consisted primarily of a deferred tax provision of $71.9 million primarily resulting from the change in a valuation allowance against U.S. net deferred tax assets during the first nine months of fiscal year 2016, depreciation and amortization of $21.3 million, as well as stock-based compensation expense of $8.2 million.
The increase in working capital was primarily attributable to a decrease in accrued compensation and benefits of $6.6 million primarily as a result of bonus payouts for the fiscal year 2015, a decrease in accrued expenses and other current liabilities of $5.0 million due to the timing of payments, a decrease in accounts payable of $4.7 million, as well as an increase in prepaid expenses and other current assets of $3.9 million. These increases were partially offset by an increase in deferred revenue of $7.2 million mostly related to milestone billings on percentage of completion type contracts along with a higher volume of product shipments requiring subsequent customer acceptance. Accounts receivable were $101.1 million as of June 30, 2016 compared to $86.4 million as of September 30, 2015.
Cash used in investing activities was $10.4 million during the nine months ended June 30, 2016, and included primarily $125.5 million for the acquisition of BioStorage, $9.4 million of capital expenditures and disbursement of $1.5 million for a loan provided to BioCision. These uses of cash were partially offset by $126.5 million related to net proceeds from sales and maturities of marketable securities.

Cash used in financing activities was $20.2 million during the nine months ended June 30, 2016 and was composed primarily of quarterly cash dividends of $20.6 million we paid to our shareholders during the first nine months of fiscal year 2016, payment of $0.5 million for deferred financing costs, partially offset by proceeds of $0.9 million from the issuance of common stock under the employee stock purchase plan.
During the second quarter of fiscal year 2016, we initiated a restructuring action to streamline business operations as part of a company-wide initiative to improve profitability and competitiveness. The action primarily includes the elimination of positions across the Company, including certain senior management positions, and is expected to result in approximately $12.0 million of reduced annual cash spending. Accrued restructuring liabilities of $5.8 million at June 30, 2016 are expected to be paid within the next twelve months with cash flows generated from operating activities. Please refer to Note 14, “Restructuring and Other Charges” in Notes to unaudited consolidated financial statements, as well as "Restructuring and Other Charges" section above for further information on this action.
On May 26, 2016, we and certain of our subsidiaries entered into a credit agreement with Wells Fargo Bank, N.A., or Wells Fargo. The credit agreement provides for a five-year senior secured revolving line of credit, or line of credit, of $75.0 million. Availability under the line of credit is subject to a borrowing base which is redetermined from time to time based on specific advance rates on eligible assets. Such availability is limited to the lesser of (a) the amount committed by the lenders under the credit agreement, or (b) the amount determined based on the borrowing base limited to a certain percentage of certain eligible U.S. assets, including accounts receivable, inventory, real property, as well as machinery and equipment. If at any time the aggregate amounts outstanding under the credit agreement exceed the borrowing base then in effect, we are required to make a prepayment of an amount sufficient to eliminate such excess. The agreement includes sublimits of up to $25.0 million for letters of credit and $7.5 million of swing loans at the time there is more than one lender under the credit agreement. Availability under the borrowing base may be affected by events beyond our control, such as collection cycles, advance rates and general economic conditions. These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We can provide no assurance that such waivers, amendments or alternative financing sources could be obtained or, if obtained, would be on terms acceptable to us. The proceeds from the credit agreement are available for permitted acquisitions and general corporate purposes. The line of credit expires on May 26, 2021 with all outstanding principal and interest due and payable on such date or an earlier date if declared due and payable on such earlier date pursuant to the terms of the credit agreement (by acceleration or otherwise). Subject to certain conditions of the credit agreement, net cash proceeds from sales of certain collateral during the term of the arrangement are required to be used to prepay borrowings under the line of credit. We may also voluntarily prepay certain amounts under the line of credit without penalty or premium.
As of June 30, 2016, we had approximately $49.0 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of June 30, 2016. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability, as described above.
Borrowings under the line of credit bear an annual interest rate equal, at our option, the base rate or the LIBOR rate plus, in each case, an applicable margin determined based on our liquidity as of the first day of each fiscal quarter. LIBOR rate is reset at the beginning of each selected interest period based on the rate then in effect.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the one month LIBOR rate plus 1.00% and (iii) the prime lending rate announced by Wells Fargo. During the three and nine months ended June 30, 2016, we incurred $0.7 million in deferred financing costs which included commitments fees and other costs directly associated with obtaining line of credit financing. Please refer to Note 2, "Summary of Significant Accounting Policies" in Notes to unaudited consolidated financial statements for further information on the deferred financing fees. In addition to interest on any outstanding borrowings under the credit agreement, we are required to pay monthly fees of 0.25% per year related to unused portion of the revolver commitment amounts. We incurred approximately $16,000 in such fees during the three and nine months ended June 30, 2016. All outstanding borrowings under the credit agreement are guaranteed by us along with certain U.S. subsidiaries and secured by a first priority perfected security interest in substantially all of our and guarantor's assets in the U.S., subject to certain exceptions. Additionally, we granted Wells Fargo a mortgage lien on certain company-owned real properties.
The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. In the event our liquidity is less than the greater of (i) 12.5% of the commitments under the line of credit, and (ii) $9.375 million, and continuing until the time such liquidity during a 60-consecutive day period has been equal to or greater than the greater of (a) 12.5% of the commitments under the line of credit, and (b) $9.375 million, we are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 measured as of the last day of each fiscal month ending during such period. Liquidity is defined as a sum of (a) excess availability under the credit agreement; and (b) unrestricted cash and cash equivalents located in bank accounts in the United States that are subject to a control agreement in favor of Wells Fargo, limited to a maximum amount of 50% of liquidity. Negative covenants limit our ability to incur additional indebtedness, liens, sell assets, consolidate or merge with or into other entities, pay non-cash dividends, (and cash dividends if we fail to meet certain payment conditions), make certain investments, prepay, redeem or retire subordinated debt, and enter into certain types of transactions with our affiliates. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement, including principal and interest, may be declared immediately due and payable and the credit agreement may be terminated. We were in compliance with the line of credit covenants as of June 30, 2016. We are confident in our ability to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs. We secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions. Please refer to Note 8, “Line of Credit” in Notes to unaudited consolidated financial statements for further information on this arrangement.
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the nine months ended June 30, 2016.
Except as disclosed, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2015 Annual Report on Form 10-K.
At June 30, 2016 we had approximately $1.5 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2016, and we currently do not anticipate any of these obligations to be called in the near future.
As of June 30, 2016, we had cash and cash equivalents of $66.1 million and marketable securities of $6.1 million. These balances include $53.3 million held outside of the United States. If these funds are needed for the U.S. operations, we would be required to accrue for U.S. tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in U.S. cash tax payments within the current fiscal year. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations.  We believe that our current cash balance, marketable securities, access to the revolving line of credit, as well as to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.
On July 27, 2016, we filed a registration statement on Form S-3 with the SEC to sell securities, including common stock, preferred stock, warrants, debt securities, depository shares, purchase contracts and purchase units in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. This registration statement will expire on July 27, 2019.
On July 27, 2016, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $6.9 million will be paid on September 23, 2016 to shareholders of record at the close of business on September 2, 2016. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.
Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting guidance for reporting credit losses. The new guidance introduces a new "expected loss" impairment model which applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets' amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We expect to adopt the guidance during the first quarter of fiscal year 2021 and are currently evaluating the impact of this guidance on its financial position and results of operations.

In May 2016, the FASB issued an amendment to the revenue recognition guidance released in May 2014. The amendment is intended to reduce the cost and complexity of applying the FASB's revenue recognition guidance and result in a more consistent application of the revenue recognition rules. The amendment clarifies the implementation guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes, as well as transitional guidance related to completed contracts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. We expect to adopt the guidance during the first quarter of fiscal year 2019 and are currently evaluating the impact of this guidance on our financial position and results of operations.
In April 2016, the FASB issued an amendment to the revenue recognition guidance released in May 2014. The amendment clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendment reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendment also provides implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied at the time of the adoption of the revenue recognition guidance issued in May 2014. Early adoption of the newly issued guidance is not permitted. We expect to adopt the guidance during the first quarter of fiscal year 2019 and are currently evaluating the impact of this guidance on our financial position and results of operations.
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
In November 2015, the FASB issued an amendment to the accounting guidance to simplify the presentation of deferred income tax assets and liabilities in a statement of financial position. Deferred income tax assets, net of a corresponding valuation allowance, and liabilities related to a particular tax-paying component of an entity within a particular tax jurisdiction shall be offset and presented as a single noncurrent amount in a statement of financial position. Deferred income tax assets and liabilities attributable to different tax-paying components of an entity or different tax jurisdictions shall not be offset for the purposes of this presentation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The guidance can be adopted via either a prospective or a retrospective approach for all deferred income tax assets and liabilities presented in a statement of financial position. We expect to adopt this guidance during the first quarter of fiscal year 2018 and are currently evaluating the impact of this guidance on our financial position and results of operations.
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
Interest Rate Exposure
Our cash and cash equivalents consist principally of money market securities which are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At June 30, 2016, there were no marketable securities in net unrealized loss position included in "Accumulated Other Comprehensive Income" in the unaudited Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 100 basis point change in interest rates would result in a change of approximately less than $0.1 million in interest income earned during the nine months ended June 30, 2016.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 34% of our total sales during the nine months ended June 30, 2016. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $38.1 million at June 30, 2016, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred a foreign currency loss of $1.5 million for the nine months ended June 30, 2016, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2016 would result in a $0.7 million change in our net loss.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in the 2015 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K, with the exception of the additional risk factor described below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.
Risk Related to the Referendum of the United Kingdom’s Membership in the European Union

The announcement of the Referendum of the United Kingdom’s, or the U.K., Membership in the European Union, or E.U., (referred to as Brexit), advising for the exit of the United Kingdom from the European Union triggered volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct our business. As described in Item 3, "Quantitative and Qualitative Disclosures About Market Risk", of this 10-Q, most of our foreign currency denominated transactions are conducted in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 34% of our total sales during the nine months ended June 30, 2016. As a result of a strengthening dollar, our revenue denominated in foreign currencies may be reduced as a result of translating into fewer U.S. dollars. While the full impact of Brexit is uncertain, we have assessed that the relative impact on our results of operations due to fluctuations in currency exchange rates was immaterial during the third quarter of fiscal year 2016 as a result of low overall revenue exposure in the United Kingdom mitigated further by offsetting costs that are recorded in the local currency and the appreciation in other currency exchange rates.
The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending on our products and services. If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of our equity compensation program, we offer recipients of restricted stock units the opportunity to elect to sell their shares to the Company at the time of vesting to satisfy tax obligations due in connection with such vesting. The following table provides information concerning shares of our Common Stock, $0.01 par value, purchased to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock during the three months ended June 30, 2016. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 — 30, 2016	—	$—	—
May 1 — 31, 2016	1,264	9.33	1,264
June 1 — 30, 2016	4,185	11.57	4,185
Total	5,449	$11.01	5,449
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended June 30, 2016.

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

10.1	Separation Agreement dated April 12, 2016 between the Company and Mark D. Morelli.

10.2	Credit Agreement, dated May 26, 2016, by and among the Registrant, certain of its subsidiaries, each of its lenders from time to time a party thereto and Wells Fargo Bank, National Association.

10.3	Guaranty and Security Agreement, dated May 26, 2016, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: July 28, 2016	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2016	/S/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement dated April 12, 2016 between the Company and Mark D. Morelli.

10.2	Credit Agreement, dated May 26, 2016, by and among the Registrant, certain of its subsidiaries, each of its lenders from time to time a party thereto and Wells Fargo Bank, National Association.

10.3	Guaranty and Security Agreement, dated May 26, 2016, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association.

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.