Form 10-Q
period 2017-03-31
BROOKS AUTOMATION INC
filed 2017-05-05
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, April 26, 2017: common stock, $0.01 par value and 69,643,616 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BROOKS AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31, 2017	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$103,939	$85,086
Marketable securities	1,495	39
Accounts receivable, net	115,171	106,372
Inventories	99,104	92,572
Prepaid expenses and other current assets	17,518	15,265
Total current assets	337,227	299,334
Property, plant and equipment, net	53,273	54,885
Long-term marketable securities	4,681	6,096
Long-term deferred tax assets	1,495	1,982
Goodwill	210,617	202,138
Intangible assets, net	79,375	81,843
Equity method investments	29,803	27,273
Other assets	5,708	12,354
Total assets	$722,179	$685,905
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$49,832	$41,128
Deferred revenue	29,065	14,966
Accrued warranty and retrofit costs	7,073	6,324
Accrued compensation and benefits	19,547	21,254
Accrued restructuring costs	2,044	5,939
Accrued income taxes payable	8,295	7,554
Accrued expenses and other current liabilities	23,917	22,628
Total current liabilities	139,773	119,793
Long-term tax reserves	2,111	2,681
Long-term deferred tax liabilities	2,783	2,913
Long-term pension liabilities	2,398	2,557
Other long-term liabilities	4,500	4,271
Total liabilities	151,565	132,215
Commitments and contingencies (Note 18)
Stockholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 83,105,485 shares issued and 69,643,616 shares outstanding at March 31, 2017; 82,220,270 shares issued and 68,758,401 shares outstanding at September 30, 2016	831	821
Additional paid-in capital	1,863,449	1,855,703
Accumulated other comprehensive income	10,402	15,166
Treasury stock at cost - 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,103,112)	(1,117,044)
Total stockholders' equity	570,614	553,690
Total liabilities and stockholders' equity	$722,179	$685,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue
Products	$132,613	$101,462	$254,727	$190,642
Services	36,720	33,819	74,561	64,594
Total revenue	169,333	135,281	329,288	255,236
Cost of revenue
Products	82,023	65,226	157,701	123,258
Services	22,786	23,255	50,120	44,624
Total cost of revenue	104,809	88,481	207,821	167,882
Gross profit	64,524	46,800	121,467	87,354
Operating expenses
Research and development	11,345	13,111	22,190	26,389
Selling, general and administrative	37,518	32,692	69,479	66,813
Restructuring and other charges	860	7,336	1,835	8,811
Total operating expenses	49,723	53,139	93,504	102,013
Operating income (loss)	14,801	(6,339)	27,963	(14,659)
Interest income	227	50	294	255
Interest expense	(97)	(16)	(193)	(19)
Gain on settlement of equity method investment	—	—	1,847	—
Other loss, net	(283)	(124)	(534)	(183)
Income (loss) before income taxes and equity in earnings of equity method investments	14,648	(6,429)	29,377	(14,606)
Income tax provision	3,420	78,220	6,220	74,850
Income (loss) before equity in earnings of equity method investments	11,228	(84,649)	23,157	(89,456)
Equity in earnings of equity method investments	2,777	710	4,719	869
Net income (loss)	$14,005	$(83,939)	$27,876	$(88,587)
Basic net income (loss) per share	$0.20	$(1.22)	$0.40	$(1.30)
Diluted net income (loss) per share	$0.20	$(1.22)	$0.40	$(1.30)
Dividend declared per share	$0.10	$0.10	$0.20	$0.20

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	69,600	68,556	69,388	68,342
Diluted	70,149	68,556	70,073	68,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income (loss)	$14,005	$(83,939)	$27,876	$(88,587)
Other comprehensive income (loss), net of tax:
Cumulative foreign translation adjustments	5,347	5,740	(4,756)	5,027
Unrealized gains (losses) on marketable securities, net of tax effects of $0 during each of the three and six months ended March 31, 2017 and $(10) and ($58) during the three and six months ended March 31, 2016	9	16	(2)	(103)
Actuarial (loss) gain, net of tax effects of $3 and $5 during the three and six months ended March 31, 2017 and $2 and $0 during the three and six months ended March 31, 2016	(16)	(5)	(6)	3
Total other comprehensive income (loss), net of tax	5,340	5,751	(4,764)	4,927
Comprehensive income (loss), net of tax	$19,345	$(78,188)	$23,112	$(83,660)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$27,876	$(88,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,730	13,849
Gain on settlement of equity method investment	(1,847)	—
Stock-based compensation	6,884	6,568
Amortization of premium on marketable securities and deferred financing costs	28	315
Undistributed earnings of equity method investments	(4,719)	(869)
Deferred income tax provision	334	73,454
Gain on disposal of long-lived assets	(117)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,672)	(664)
Inventories	(7,341)	(374)
Prepaid expenses and other current assets	(2,256)	(2,046)
Accounts payable	10,072	(7,073)
Deferred revenue	14,425	15,538
Accrued warranty and retrofit costs	792	(333)
Accrued compensation and tax withholdings	(1,799)	(7,297)
Accrued restructuring costs	(3,799)	5,323
Accrued expenses and other current liabilities	707	(7,433)
Net cash provided by operating activities	43,298	371
Cash flows from investing activities
Purchases of property, plant and equipment	(5,153)	(6,090)
Purchases of marketable securities	—	(12,900)
Sales and maturities of marketable securities	—	139,388
Disbursement for a loan receivable	—	(741)
Acquisitions, net of cash acquired	(5,346)	(125,498)
Purchases of other investments	(170)	(250)
Net cash used in investing activities	(10,669)	(6,091)
Cash flows from financing activities
Proceeds from issuance of common stock	960	948
Payment of deferred financing costs	(27)	—
Common stock dividends paid	(13,945)	(13,738)
Net cash used in financing activities	(13,012)	(12,790)
Effects of exchange rate changes on cash and cash equivalents	(764)	(50)
Net increase (decrease) in cash and cash equivalents	18,853	(18,560)
Cash and cash equivalents, beginning of period	85,086	80,722
Cash and cash equivalents, end of period	$103,939	$62,162

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$543	$835
Fair value of non-cash consideration for the acquisition of Cool Lab, LLC	10,348	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks”, or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments, which are of a normal and recurring nature and necessary for a fair statement of the financial position and results of operations and cash flows for the periods presented, have been reflected in the accompanying unaudited consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
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
The following table summarizes the effects of the classification error on the interim prior period financial statements (in thousands):

	Three Months Ended,			Six Months Ended,
	March 31, 2016			March 31, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of product revenue	$65,346	$(120)	$65,226	$123,496	$(238)	$123,258
Cost of service revenue	23,135	120	23,255	44,386	238	44,624
Total cost of revenue	$88,481	$—	$88,481	$167,882	$—	$167,882

2. Summary of Significant Accounting Policies
Foreign Currency Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency.
Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other loss, net” in the Company's unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.4 million during each of the three months ended March 31, 2017 and 2016 and $1.0 million and $0.9 million, respectively, during the six months ended March 31, 2017 and 2016.
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
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the "FASB") issued an amendment to the accounting guidance related to goodwill impairment testing which eliminates the requirement to calculate the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. In accordance with the provisions of the newly issued guidance, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and should be adopted prospectively. Early adoption of the newly issued guidance is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently assessing the guidance to determine the timing of its adoption.
In January 2017, the FASB issued an amendment to the accounting guidance on business combinations to clarify the definition of a business when assessing whether a set of transferred assets and activities represents a business. Such a set of transferred assets and activities does not represent a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the threshold is not met, entities need to evaluate whether the set of assets and activities meets the requirement that a business includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be adopted prospectively. Early adoption of the newly issued guidance is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.
In February 2016, the FASB issued new accounting guidance for reporting lease transactions. In accordance with the provisions of the newly issued guidance, a lessee should recognize at the inception of the arrangement a right-of-use asset and a corresponding lease liability initially measured at the present value of lease payments over the lease term. For finance leases, interest on a lease liability should be recognized separately from the amortization of the right-of-use asset, while for operating leases, total lease costs are recorded on a straight-line basis over the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying assets to forgo a recognition of right-of-use assets and corresponding lease liabilities and record a lease expense on a straight-line basis. Entities should determine at the inception of the arrangement whether a contract represents a lease or contains a lease which is defined as a right to control the use of identified property for a period of time in exchange for consideration. Additionally, entities should separate the lease components from the non-lease components and allocate the contract consideration on a relative standalone price basis in accordance with provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be adopted via a modified retrospective approach with certain optional practical expedients that entities may elect to apply. The Company expects to adopt the guidance during the first quarter of fiscal year 2020 and is currently evaluating the impact of this guidance on its financial position and results of operations.
In June 2016, the FASB issued new accounting guidance for reporting credit losses. The new guidance introduces a new "expected loss" impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets' amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company expects to adopt the guidance during the first quarter of fiscal year 2021 and is currently evaluating the impact of this guidance on its financial position and results of operations.

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
In August 2014, the FASB issued new accounting guidance related to evaluation of relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issuance date. The guidance is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company expects to adopt the guidance during the fourth quarter of fiscal year 2017. Early adoption of the newly issued guidance is permitted. The adoption of the guidance is not expected to have an impact on the Company's financial position or results of operations.
In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. A five-step process set forth in the guidance may require more judgment and estimation within the revenue recognition process than the current GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued an amendment deferring the effective date of the guidance by one year. The guidance should be adopted retrospectively either for each reporting period presented or via recognizing the cumulative effect at the date of the initial application. Early adoption is permitted only as of annual reporting periods, including the interim periods, beginning after December 15, 2016. The Company expects to adopt the guidance during the first quarter of fiscal year 2019. The Company has initiated the evaluation of the potential impact of adopting the new guidance on its financial position and results of operations, but has not yet completed such assessment or determined the transition method that will be used to adopt the new guidance.
Other
For further information with regard to the Company's Significant Accounting Policies, please refer to Note 2 "Summary of Significant Accounting Policies" to the Company's consolidated financial statements included in the 2016 Annual Report on Form 10-K.
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
Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during the three and six months ended March 31, 2017. During the three months ended March 31, 2016, the Company sold marketable securities with a fair value and amortized cost of $3.5 million. Net losses recognized on sale of marketable securities and reclassified by the Company from accumulated other comprehensive income into "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations were insignificant during the three months ended March 31, 2016. The Company collected cash proceeds of $3.5 million from the sale of marketable securities during the three months ended March 31, 2016. During the six months ended March 31, 2016, the Company sold marketable securities with a fair value of $127.6 million and amortized cost of $127.7 million and recognized net losses of $0.2 million. Gross gains reported as a component of net losses recognized on the sale of marketable securities were insignificant during the six months ended March 31, 2016. The Company collected cash proceeds of $127.0 million from the sale of marketable securities and reclassified unrealized net holding losses of $0.2 million from accumulated other comprehensive income into "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions. Unrealized losses on available for sale securities presented as a component of accumulated other comprehensive income were insignificant at March 31, 2017 and September 30, 2016.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of March 31, 2017 and September 30, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017:
Corporate securities	$2,498	$—	$—	$2,498
Other debt securities	47	—	—	47
Municipal securities	3,637	1	(5)	3,633
Total marketable securities	$6,182	$1	$(5)	$6,178

September 30, 2016:
Corporate securities	$2,394	$—	$—	$2,394
Other debt securities	39	—	—	39
Municipal securities	3,704	1	(3)	3,702
	$6,137	$1	$(3)	$6,135
The fair values of the marketable securities by contractual maturities at March 31, 2017 are presented below (in thousands):

Fair Value
Due in one year or less	$1,495
Due after one year through five years	2,185
Due after ten years	2,498
Total marketable securities	$6,178
Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.
The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of March 31, 2017 and September 30, 2016, aggregate fair value of the marketable securities in an unrealized loss position was $3.0 million and $2.5 million, respectively, and was comprised entirely of municipal securities. Aggregate unrealized losses for these securities were insignificant as of March 31, 2017 and September 30, 2016 and are presented in the table above. These securities were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the periods then ended. The unrealized losses are attributable to changes in interest rates that impact the value of the investments.
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
The non-cash consideration of $10.3 million consisted of financial instruments of BioCision held by the Company prior to the acquisition of Cool Lab that were subsequently measured at fair value on the acquisition date and delineated as non-cash consideration paid for Cool Lab. Such non-cash consideration was comprised of: (i) the redeemable fair value of the Company's existing 20% equity ownership interest in BioCision of $3.1 million, (ii) convertible debt securities of BioCision and warrants of $5.6 million to purchase BioCision's preferred units, and (iii) term notes of BioCision of $1.6 million including accrued interest. Such pre-acquisition financial instruments had an aggregate carrying value of $8.6 million and were measured at an aggregated fair value of $10.3 million on the acquisition date. As a result of such measurement, the Company recognized a net gain of $1.6 million in its unaudited Consolidated Statements of Operations during the six months ended March 31, 2017. Please refer to Note 6, "Equity Method Investments" and Note 17, "Fair Value Measurements" for further information on the financial instruments included in the non-cash consideration and the valuation techniques and inputs used in fair value measurements.
The Company used a market participant approach to record the assets acquired and liabilities assumed in the Cool Lab acquisition. The purchase price allocation is based on a preliminary valuation and subject to further adjustments within the measurement period as additional information becomes available related to the fair value of such assets acquired and liabilities assumed. As a result of the preliminary valuation, the Company’s estimates and assumptions are subject to change within the measurement period. The fair values of inventory, intangible assets acquired, tax-related matters and residual goodwill were preliminary as of March 31, 2017. The Company will refine such fair value estimates as new information becomes available during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
The preliminary amounts recorded were as follows (in thousands):

Fair Value of Assets and Liabilities
Inventory	$1,283
Intangible assets	6,100
Goodwill	8,527
Accrued liabilities	(30)
Other liabilities	(686)
Total purchase price	$15,194
Fair values of intangible assets acquired consisted of: (i) a customer relationship intangible asset of $3.6 million attributable to a certain customer, (ii) completed technology of $1.2 million and (iii) other customer relationship intangible assets of $1.3 million. The Company used the income approach in accordance with the excess-earnings method to estimate the fair value of customer relationship intangible assets which is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The Company used the income approach in accordance with the relief-from-royalty method to estimate the fair value of the completed technology which is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. The weighted average amortization periods for intangible assets acquired are 3 years for the customer relationship intangible asset attributable to a certain customer, 8 years for completed technology and 10 years for other customer relationship intangible assets. The intangible assets acquired are amortized over the total weighted average period of 5.5 years using methods that approximate the pattern in which the economic benefits are expected to be realized, including percentage of revenue expected to be generated from sales to a certain customer over the contract term.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Brooks Life Science Systems segment. Goodwill is primarily the result of expected synergies from combining the operations of Cool Lab with the Company's operations and is deductible for tax purposes.
The Company recorded a liability of $0.7 million in the purchase price allocation that represented a preacquisition contingency incurred on the acquisition date. The obligation is related to a rebate that is due to a particular customer if the annual product sales volume metrics exceed threshold amounts under the provisions of the contract assumed by the Company. Fair value of such liability was determined based on a probability weighted discounted cash flow model. The carrying amount of the liability was $0.7 million at March 31, 2017. Additionally, the Company recognized a customer relationship intangible asset of $3.6 million related to this arrangement, as discussed above.
The operating results of Cool Lab have been reflected in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition, which included approximately one month of activity during the first quarter of fiscal year 2017. During the three months ended March 31, 2017, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $1.2 million and $0.2 million, respectively. During the six months ended March 31, 2017, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $1.4 million and $0.3 million, respectively. During each of the three and six months ended March 31, 2017, the net loss included charges of $0.3 million related to the step-up in value of the acquired inventories and amortization expense $0.4 million and $0.5 million, respectively, related to acquired intangible assets.
During the three and six months ended March 31, 2017, the Company incurred $0.1 million and $0.3 million, respectively, in non-recurring transaction costs with respect to the Cool Lab acquisition which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.
The Company did not present a pro forma information summary for its consolidated results of operations for the three and six months ended March 31, 2017 and 2016 as if the acquisition of Cool Lab occurred on October 1, 2015 because such results were immaterial.
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
At the closing of the acquisition of BioStorage, a cash payment of $5.4 million was placed into escrow which consisted of $2.9 million ascribed to the purchase price and $2.5 million related to retention arrangements with certain employees. The $2.9 million in escrow ascribed to the purchase price included $1.9 million related to satisfaction of the sellers' indemnification obligations with respect to BioStorage's representations and warranties and other indemnities, as well as $1.0 million related to potential purchase price adjustments which was reduced by the full amount subsequent to the acquisition date as a result of reaching a settlement with the sellers. The escrow balance of $2.5 million was payable to certain employees upon completion of a service retention period. Such retention payments were not considered a part of the purchase price, but rather recorded as a separate asset acquired and included within "Prepaid expenses and other current assets" in the accompanying unaudited Consolidated Balance Sheets. The escrow balance related to such retention payments was reduced by the full amount of $2.5 million and released to applicable employees subsequent to the acquisition date. Total escrow balance related to the satisfaction of the sellers' indemnification obligations was $1.9 million as of March 31, 2017.
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
The operating results of BioStorage have been reflected in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition, which included one month of activity during the first quarter of fiscal year 2016. During the three months ended March 31, 2017, revenue and net income from BioStorage recognized in the Company’s results of operations were $14.1 million and $2.1 million, respectively. During the three months ended March 31, 2016, revenue and net loss from BioStorage recognized in the Company’s results of operations were $11.4 million and $0.2 million, respectively. During the six months ended March 31, 2017, revenue and net income from BioStorage recognized in the Company’s results of operations were $30.7 million and $3.7 million, respectively. During the six months ended March 31, 2016, revenue and net loss from BioStorage recognized in the Company’s results of operations were $17.9 million and $0.8 million, respectively. During the three and six months ended March 31, 2017, the net income included amortization expense of $1.1 million and $2.3 million, respectively, related to acquired intangible assets. During the three and six months ended March 31, 2016, the net loss included amortization expense of $0.8 million and $1.2 million, respectively, related to acquired intangible assets, as well as $0.2 million and $0.4 million, respectively, of charges related to the step-up in value of the acquired fixed assets.
During the three months ended March 31, 2017 and 2016, the Company incurred $0.1 million and $0.2 million, respectively, in non-recurring transaction costs with respect to the BioStorage acquisition which were recorded in "Selling, general and administrative" expenses within the unaudited Consolidated Statements of Operations. The Company incurred $2.3 million and $3.1 million, respectively, of such costs during the six months ended March 31, 2017 and 2016. The retention payment of $2.5 million was recorded within prepaid expenses and other current assets at the acquisition date and is recognized as compensation expense over the service period or upon a triggering event in the underlying change in control agreements. The Company recorded $0.1 million of compensation expense related to this arrangement during the six months ended March 31, 2017 and $0.4 million and $0.5 million, respectively, during the three and six months ended March 31, 2016. There were no such charges recorded during the three months ended March 31, 2017. The retention payment balance was $0.1 million at September 30, 2016. There was no balance related to the retention payment at March 31, 2017.
The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the Company and BioStorage for the three and six months ended March 31, 2016 as if the acquisition of BioStorage occurred on October 1, 2014 (in thousands):

	Three Months Ended, March 31, 2016	Six Months Ended, March 31, 2016
Revenue	$135,281	$266,282
Net loss	(83,117)	(83,188)

Basic loss per share	$(1.21)	$(1.22)
Diluted loss per share	$(1.21)	$(1.22)

Weighted average shares outstanding used in computing net loss per share:
Basic	68,556	68,342
Diluted	68,556	68,342

The unaudited pro forma information presented above reflects historical operating results of the Company and BioStorage and includes the impact of certain adjustments directly attributable to the business combination. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of BioStorage had taken place on October 1, 2014. The adjustments reflected in the unaudited pro forma information included amortization expense of $0.5 million and the related tax effects of $0.5 million. The impact of the restructuring charges was excluded from the pro forma net loss during the three months ended March 31, 2016. Additionally, transaction costs of $2.9 million and restructuring charges of $1.6 million were excluded from the proforma net loss during the six months ended March 31, 2016. The Company did not present unaudited pro forma financial information for the three and six months ended March 31, 2017 since the results of BioStorage were included in the Company's consolidated results of operations during the periods then ended.
5. Goodwill and Intangible Assets
Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company elected April 1 as its annual goodwill impairment assessment date and performs additional impairment tests if triggering events occur. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three and six months ended March 31, 2017. Please refer to Note 7, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2016 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2016 and the related testing results for the former Polycold reporting unit during the period then ended.
    The components of the Company’s goodwill by an operating segment at March 31, 2017 and September 30, 2016 are as follows (in thousands):

	Brooks Semiconductor Solutions Group	Brooks Life Science Systems	Other	Total
Gross goodwill, at September 30, 2016	$655,781	$135,301	$26,014	$817,096
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2016	66,837	135,301	—	202,138
Acquisitions and adjustments	(48)	8,527	—	8,479
Gross goodwill, at March 31, 2017	655,733	143,828	26,014	825,575
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at March 31, 2017	$66,789	$143,828	$—	$210,617
During the six months ended March 31, 2017, the Company recorded a goodwill increase of $8.5 million primarily related to the acquisition of Cool Lab which represented the excess of the consideration transferred over the fair value of the net assets acquired. Please refer to the Note 4 "Acquisitions" for further information on this transaction.
The components of the Company’s identifiable intangible assets as of March 31, 2017 and September 30, 2016 are as follows (in thousands):

	March 31, 2017			September 30, 2016
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$9,028	$7,629	$1,399	$7,808	$7,486	$322
Completed technology	60,428	52,902	7,526	60,485	51,018	9,467
Trademarks and trade names	9,140	4,584	4,556	9,142	4,204	4,938
Customer relationships	118,929	53,035	65,894	114,263	47,147	67,116
Total intangible assets	$197,525	$118,150	$79,375	$191,698	$109,855	$81,843
Amortization expense for intangible assets was $4.4 million and $3.8 million, respectively, during the three months ended March 31, 2017 and 2016 and $8.4 million and $7.3 million, respectively, during the six months ended March 31, 2017 and 2016.
Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2017 and the subsequent four fiscal years is as follows (in thousands):

Fiscal year ended September 30,
2017	$8,297
2018	15,589
2019	15,415
2020	14,087
2021	8,245
Thereafter	17,742
$79,375
6. Equity Method Investments
The Company accounts for certain of its investments using the equity method of accounting and records its proportionate share of the investee's earnings (losses) in its results of operations with a corresponding increase (decrease) in the carrying value of the investment.
BioCision, LLC
At September 30, 2016, the Company held a 20% equity interest in BioCision, a privately-held company based in Larkspur, California, which was accounted for as an equity method investment. The carrying value of the investment in BioCision was $1.7 million at September 30, 2016. During the three and six months ended March 31, 2016, the Company recorded a loss associated with BioCision of less than $0.1 million and $0.3 million, respectively.

At September 30, 2016, the Company held a term loan receivable from BioCision and five-year convertible debt securities with a warrant agreement to purchase BioCision's preferred units. The convertible debt securities and the warrant were recorded at fair value during each reporting period, and the remeasurement gains and losses were recognized as a component of "Other loss, net" in the Company's unaudited Consolidated Statements of Operations. The fair value of the convertible debt securities and the warrant was $5.8 million and less than $0.1 million, respectively, at September 30, 2016. During the six months ended March 31, 2016, the Company recognized remeasurement gains of $0.3 million related to these financial instruments. Please refer to Note 17, “Fair Value Measurements” for further information on the valuation techniques and inputs used in fair value measurements of the convertible debt securities and the warrant. The term loan with an aggregate principal amount of $1.5 million bore an annual interest rate of 10% and was provided to BioCision to support its working capital requirements. At September 30, 2016, the term loan was recorded at its carrying value of $1.5 million and included in "Other assets" in the Company's unaudited Consolidated Balance Sheets. Please refer to Note 8, "Equity Method and Other Investments" to the Company's consolidated financial statements included in the 2016 Annual Report in the Form 10-K for further information on these financial instruments.
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
Carrying value of the equity method investment in BioCision was $1.2 million on November 28, 2016 and reflected BioCision's losses of $0.5 million recorded from October 1, 2016 through the acquisition date. The Company has traditionally recorded the income and losses related to the equity method investment in BioCision one quarter in arrears. During the first quarter of fiscal year 2017, the Company recorded two additional months of activity in the carrying value of the investment as a result of its settlement. The Company deemed the amount of $0.2 million related to two additional months of activity to be insignificant. The equity method investment in BioCision was measured at fair value of $3.1 million at the acquisition date, and as a result the Company recognized a gain of $1.8 million upon the redemption of the equity method investment in its unaudited Consolidated Statements of Operations during the six months ended March 31, 2017. On November 28, 2016, convertible debt, warrant and the term loan with carrying values of $5.8 million, less than $0.1 million and $1.6 million, respectively, were measured at their fair values of $5.6 million, less than $0.1 million and $1.6 million, respectively. As a result of such measurement, the Company recognized an aggregate loss of $0.2 million upon the settlement of these financial instruments in "Other loss, net" in its unaudited Consolidated Statements of Operations during the six months ended March 31, 2017. Please refer to Note 4, "Acquisitions" and Note 17, "Fair Value Measurements" for further information on the acquisition transaction and the valuation techniques and inputs used in fair value measurements.
ULVAC Cryogenics, Inc.
The Company and ULVAC Corporation of Chigasaki, Japan each own a 50% stake in the joint venture, ULVAC Cryogenics, Inc (“UCI”). UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation.
The carrying value of the investment in UCI was $29.8 million and $25.6 million, respectively, at March 31, 2017 and September 30, 2016. During the three months ended March 31, 2017 and 2016, the Company recorded income of $2.8 million and $0.8 million, respectively, representing its proportionate share of UCI's earnings. During the six months ended March 31, 2017 and 2016, the Company recorded income of $5.2 million and $1.3 million, respectively, representing its proportionate share of UCI's earnings. Management fee payments received by the Company from UCI were $0.2 million during each of the three months ended March 31, 2017 and 2016. Management fee payments received by the Company from UCI were $0.5 million and $0.4 million, respectively, during the six months ended March 31, 2017 and 2016. During the three and six months ended March 31, 2016, the Company incurred charges from UCI's for products or services of $0.1 million and $0.2 million, respectively. Such charges were insignificant during the three and six months ended March 31, 2017. At March 31, 2017 and September 30, 2016, the Company owed UCI less than $0.1 million and $0.1 million, respectively, in connection with accounts payable for unpaid products and services.

7. Line of Credit
The Company maintains a five-year senior secured revolving line of credit (the "line of credit"), with Wells Fargo Bank, N.A. ("Wells Fargo"), that provides for up to $75 million of borrowing capacity, subject to borrowing base availability, as defined in the agreement governing the line of credit. There were no amounts outstanding under the line of credit as of March 31, 2017 and September 30, 2016. During the three and six months ended March 31, 2017, the Company incurred less than $0.1 million and $0.1 million, respectively, in fees related to the unused portion of the line of credit commitment amount. There were no such fees incurred during the three and six months ended March 31, 2016. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. The Company was in compliance with the line of credit covenants as of March 31, 2017 and September 30, 2016. Please refer to Note 11, "Line of Credit" to the Company's consolidated financial statements included in the 2016 Annual Report in the Form 10-K for further information on the line of credit arrangement.
8. Income Taxes
The Company recorded an income tax provision of $3.4 million and $6.2 million, respectively, during the three and six months ended March 31, 2017. The provision recorded during each period was primarily driven by foreign income. Tax provision during the six months ended March 31, 2017 was partially offset by $0.7 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.
The Company recorded an income tax provision of $78.2 million and $74.9 million, respectively, during the three and six months ended March 31, 2016. The provision recorded in each period was primarily driven by the change in a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of the statute of limitations.
The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and on a forward looking basis in the course of performing this analysis. The Company evaluated all positive and negative evidence in concluding it was appropriate to establish a full valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2016. The Company maintained such allowance at March 31, 2017 and September 30, 2016 and will continue to maintain it until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. Please refer to Note 12, "Income Taxes" to the Company's consolidated financial statements included in the 2016 Annual Report in the Form 10-K for further information on the valuation allowance.
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
9. Other Balance Sheet Information
The following is a summary of accounts receivable at March 31, 2017 and September 30, 2016 (in thousands):

	March 31, 2017	September 30, 2016
Accounts receivable	$117,070	$108,713
Less: allowance for doubtful accounts	(1,742)	(2,241)
Less: allowance for sales returns	(157)	(100)
Accounts receivable, net	$115,171	$106,372

The following is a summary of inventories at March 31, 2017 and September 30, 2016 (in thousands):

	March 31, 2017	September 30, 2016
Inventories:
Raw materials and purchased parts	$65,394	$60,979
Work-in-process	15,490	16,090
Finished goods	18,220	15,503
Total inventories	$99,104	$92,572
Reserves for excess and obsolete inventory were $24.3 million and $24.8 million, respectively, at March 31, 2017 and September 30, 2016.
During the six months ended March 31, 2017 and the fiscal year ended September 30, 2016, the Company had cumulative capitalized direct costs of $4.3 million and $3.7 million, respectively, associated with development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the six months ended March 31, 2017, the Company capitalized direct costs of $0.6 million associated with development of software for its internal use.
Deferred financing costs of $0.6 million and $0.7 million, respectively, at March 31, 2017 and September 30, 2016 are associated with obtaining the line of credit financing and presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Amortization expense incurred during the three and six months ended March 31, 2017 was less than $0.1 million and $0.1 million, respectively, and included in interest expense in the accompanying unaudited Consolidated Statements of Operations. There was no such expense incurred during the three and six months March 31, 2016. Please refer to Note 7, “Line of Credit” for further information on this arrangement.
A note receivable of $0.2 million at March 31, 2017 and September 30, 2016 is recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. The note had an initial value of $3.0 million and a stated interest rate of 9% upon its origination in fiscal year 2012 and was provided by the Company to a strategic partner (the “Borrower”) to support its future product development and other working capital requirements. Prior to fiscal year 2017, the Company amended the terms of the note due to the subordination of its security interest in the assets of the Borrower to the new lender and recognized cumulative impairment charges of $3.4 million as a result of making a determination that a recovery of all amounts due from the loan was not probable. No triggering events indicating additional impairment of the note receivable occurred during the three and six months ended March 31, 2017. Please refer to Note 9, "Loan Receivable" to the Company's consolidated financial statements included in the 2016 Annual Report in the Form 10-K for further information on the loan.
The Company determined that the Borrower represented a variable interest entity since the level of equity investment at risk was not sufficient for the entity to finance its activities without additional financial support. However, the Company did not qualify as the primary beneficiary since it would not absorb the majority of the expected losses from the Borrower and did not have the power to direct the Borrower's product research, development and marketing activities that have the most significant impact on its economic performance. The Company has no future contractual funding commitments to the Borrower and, as a result, the Company's exposure to loss is limited to the outstanding principal and interest due on the loan. During the six months ended March 31, 2017, the Company adopted the Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, and concluded that it does not qualify as the primary beneficiary since it doesn't have the power to direct the Borrower's activities that most significantly impact its economic performance. The adoption of the guidance did not have an impact on the Company's financial position and the results of operations since it concluded that it does not have a controlling financial interest in Borrower .
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
The following is a summary of product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2017 and 2016 (in thousands):

Activity - Three Months Ended March 31, 2017
Balance at December 31, 2016	Accruals	Costs Incurred	Balance at March 31, 2017
$6,217	$2,709	$(1,853)	$7,073

Activity - Three Months Ended March 31, 2016
Balance at December 31, 2015	Accruals	Costs Incurred	Balance at March 31, 2016
$5,767	$2,376	$(2,408)	$5,735

Activity - Six Months Ended March 31, 2017
Balance at September 30, 2016	Accruals	Costs Incurred	Balance at March 31, 2017
$6,324	$5,216	$(4,467)	$7,073

Activity - Six Months Ended March 31, 2016
Balance at September 30, 2015	Accruals	Costs Incurred	Balance at March 31, 2016
$6,089	$4,712	$(5,066)	$5,735
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
The Company also enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and six months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Realized gains (losses) on derivative instruments not designated as hedging instruments	$406	$736	$(597)	$997

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at March 31, 2017 and September 30, 2016 (in thousands):
March 31, 2017:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
Japanese Yen	1,772	U.S. Dollar	April 2017	193,000	$—	$(24)
British Pound	11	Swedish Krona	April 2017	100	—	—
Korean Won	2,896	U.S. Dollar	April 2017	3,190,000	—	(29)
Taiwan Dollar	280	U.S. Dollar	April 2017	8,200	—	(9)
U.S. Dollar	5,688	Chinese Yuan	April 2017	39,000	10	—
Euro	1,849	U.S. Dollar	April 2017	1,700	—	(3)
U.S. Dollar	6,347	British Pound	April 2017	5,020	46	—
Singapore Dollar	264	U.S. Dollar	April 2017	370	1	—
U.S. Dollar	261	Israeli Shekel	April 2017	947	—	—
Euro	19,087	British Pound	April 2017	17,499	—	(85)
					$57	$(150)
September 30, 2016:

Buy Currency	Notional Amount of Buy Currency	Sell Currency	Maturity	Notional Amount of Sell Currency	Fair Value of Assets	Fair Value of Liabilities
British Pound	246	Swedish Krona	October 2016	2,100	$1	$—
U.S. Dollar	6,107	British Pound	October 2016	4,710	2	—
Euro	14,976	U.S. Dollar	October 2016	13,300	—	(40)
U.S. Dollar	5,815	Chinese Yuan	October 2016	39,000	—	(33)
Korean Won	2,255	U.S. Dollar	October 2016	2,488,000	1	—
Euro	8,403	British Pound	October 2016	6,500	—	(23)
U.S. Dollar	311	Israeli Shekel	October 2016	1,169	1	—
					$5	$(96)
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
During the six months ended March 31, 2017, the Company canceled the stock warrant as a portion of the non-cash consideration transferred for the acquisition of Cool Lab, which was measured at fair value on the acquisition date. There were no stock warrants held by the Company at March 31, 2017. Please refer to Note 4, "Acquisitions"; Note 6, "Equity Method Investments" and Note 17 “Fair Value Measurements” for further information on the acquisition of Cool Lab and the stock warrant.
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

The following table reflects stock-based compensation expense recorded during the three and six months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Restricted stock units	$4,225	$1,723	$6,590	$6,299
Employee stock purchase plan	161	132	294	269
Total stock-based compensation	$4,386	$1,855	$6,884	$6,568
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
The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the goals. The following table reflects restricted stock units granted during the six months ended March 31, 2017 and 2016:

	Total Units	Time-Based Units	Stock Grants	Performance-Based Units
Six months ended March 31, 2017	1,008,111	377,213	42,560	588,338
Six months ended March 31, 2016	1,361,998	441,750	83,998	836,250
Time-Based Grants
Restricted stock units granted with a required service period typically have three year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.
Stock Grants
During the six months ended March 31, 2017 and 2016, the Company granted 42,560 and 83,998 units to the members of the Company's Board of Directors, including compensation-related units of 28,065 and 55,380, respectively. Compensation-related units granted during the six months ended March 31, 2017 are subject to a one-year vesting period starting from the grant date. The units will vest on the date which is one day before the Company's 2018 Annual Meeting of Stockholders. Compensation-related units granted during the six months ended March 31, 2016 vested on the grant date upon their issuance. Certain members of the Board of Directors previously elected to defer receiving their annual awards of restricted shares of the Company stock and quarterly dividends until a future date. During the six months ended March 31, 2017 and 2016, the Company granted 13,065 and 25,560 units, respectively, related to such deferred annual restricted share awards, as well as 1,430 and 3,058 units, respectively, related to deferred quarterly dividends. Annual restricted share awards granted during the six months ended March 31, 2017 are subject to a one-year vesting period starting from the grant date. The units will vest on the date which is one day before the Company's 2018 Annual Meeting of Stockholders, but certain holders have elected to defer the receipt of the Company shares until they attain a certain age or cease to provide services to the Company in their capacity as Board members. Annual restricted share awards granted during the six months ended March 31, 2016 vested on the grant date upon their issuance, but the settlement was deferred by certain holders, for the same conditions as described above for grants in fiscal year 2017. The amount of deferred dividends granted during the six months ended March 31, 2017 and 2016 was equal to the value of cash dividends that would be paid on the number of total deferred shares based on the closing price of the Company’s stock on the dividend record date. Such units vested upon their issuance, but the settlement was deferred by certain holders for the same conditions, as described above.
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
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the six months ended March 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2016	2,489,076	$10.79
Granted	1,008,111	14.32
Vested	(801,054)	10.63
Forfeited	(71,369)	11.66
Outstanding at March 31, 2017	2,624,764	$12.17
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2017 and 2016 was $20.76 and $9.37, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended March 31, 2017 and 2016 was $14.32 and $11.14, respectively. The fair value of restricted stock units vested during each of the three months ended March 31, 2017 and 2016 was $0.6 million. The fair value of restricted stock units vested during the six months ended March 31, 2017 and 2016 was $11.9 million and $14.0 million, respectively. During the six months ended March 31, 2017 and 2016, the Company remitted $3.8 million and $4.4 million, respectively, for withholding taxes on vested restricted stock units, of which $0.1 million and $4.2 million, respectively, was paid by the Company. During the six months ended March 31, 2017 and 2016, the Company received $3.7 million and $0.1 million, respectively, in cash proceeds from employees to satisfy their tax obligations as a result of share issuances.
As of March 31, 2017, the unrecognized compensation cost related to restricted stock units that are expected to vest is $23.7 million and will be recognized over an estimated weighted average service period of approximately 1.8 years.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company's stock at the beginning or the end of the semi-annual period, whichever is lower. During the three and six months ended March 31, 2017, the Company issued 90,681 shares under the employee stock purchase plan for $1.0 million. The Company issued 118,548 shares under the employee stock purchase plan for $0.9 million during the corresponding periods of the prior fiscal year.

12. Earnings per Share
The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income (loss)	$14,005	$(83,939)	$27,876	$(88,587)

Weighted average common shares outstanding used in computing basic earnings (losses) per share	69,600	68,556	69,388	68,342
Dilutive restricted stock units	549	—	685	—
Weighted average common shares outstanding used in computing diluted earnings (losses) per share	70,149	68,556	70,073	68,342

Basic net income (loss) per share	$0.20	$(1.22)	$0.40	$(1.30)
Diluted net income (loss) per share	$0.20	$(1.22)	$0.40	$(1.30)
Restricted stock units of 144,808 and 56,230, respectively, during the three and six months ended March 31, 2017 were excluded from the computation of diluted earnings per share based on the treasury stock method. Restricted stock units of 1,194,000 and 1,457,000, respectively, during the three and six months ended March 31, 2016 were excluded from the computation of diluted earnings per share as a result of a net loss incurred during the period.
13. Restructuring and Other Charges

Three Months Ended March 31, 2017
The Company recorded restructuring charges of $0.9 million during the three months ended March 31, 2017. These charges consisted primarily of severance costs, of which $1.2 million were attributable to the Brooks Semiconductor Solutions Group segment and $0.1 million were attributable to the Brooks Life Science Systems segment. The restructuring charges incurred during the three months ended March 31, 2017 were partially offset by severance cost reductions of $0.5 million as a result of a change in the restructuring liability estimate related to the company-wide restructuring action initiated prior to fiscal year 2017.
The restructuring charges of $1.2 million attributable to the Brooks Semiconductor Solutions Group segment consisted of $0.9 million of charges related to the actions initiated during the three months ended March 31, 2017 and $0.3 million of charges related to the actions initiated prior to fiscal year 2017. During the three months ended March 31, 2017, the Company initiated a restructuring action to streamline service operations in order to optimize the cost structure and improve productivity. Total severance costs expected to be incurred in connection with this action are $1.3 million, of which $0.9 million was recognized during the three months ended March 31, 2017 and $0.3 million are expected to be recognized in future periods. This restructuring action is expected to be substantially completed by June 30, 2017. Accrued restructuring costs related to this action were $0.7 million at March 31, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. Prior to fiscal year 2017, the Company initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate the Company's Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation as a part of the Company's strategy to reduce global footprint and streamline the cost structure. Total severance costs expected to be incurred in connection with this action are $2.3 million, of which $1.9 million was recognized prior to fiscal year 2017, $0.3 million was recognized during the three months ended March 31, 2017 and $0.2 million are expected to be recognized in future periods. This restructuring action has been substantially completed as of March 31, 2017. Accrued restructuring costs related to this action were $1.2 million at March 31, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. Please refer to Note 17, "Restructuring and Other Charges" to the Company's consolidated financial statements included in the 2016 Annual Report in the Form 10-K for further information on this restructuring initiative.
Prior to fiscal year 2017, the Company initiated a restructuring action to streamline its business operations as part of a company-wide initiative to improve profitability and competitiveness which is expected to benefit all segments. Total severance costs incurred in connection with this action were $6.0 million, of which $6.5 million were recognized prior to the second quarter of fiscal year 2017. During the three months ended March 31, 2017, the Company recognized a reduction of severance costs of $0.5 million as a result of a change in the restructuring liability estimate. Severance costs incurred in connection with this action were attributable to the elimination of positions across the Company, including certain senior management positions. This restructuring action was substantially completed by March 31, 2017 and is not expected to result in any additional restructuring charges in future periods. There were no accrued restructuring costs related to this action at March 31, 2017.
Six Months Ended March 31, 2017
The Company recorded restructuring charges of $1.8 million during the six months ended March 31, 2017. These charges consisted primarily of severance costs, of which $1.4 million were attributable to the Brooks Semiconductor Solutions Group segment, $0.2 million were attributable to the Brooks Life Science Systems segment and $0.2 million were attributable to the company-wide restructuring action initiated prior to fiscal year 2017, as described above.
The restructuring charges of $1.4 million attributable to the Brooks Semiconductor Solutions Group segment consisted of $0.9 million of charges related to the actions initiated during the six months ended March 31, 2017, as described above, and $0.5 million of charges related to the actions initiated prior to fiscal year 2017, as described above. Prior to fiscal year 2017, the Company initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate the Company's Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation, as described above, and incurred restructuring charges of $0.3 million during the six months ended March 31, 2017 in connection with this action. Additionally, the Company initiated a restructuring action related to the integration of Contact Co., Ltd. ("Contact") after its acquisition by the Company, including the closure and transfer of its Mistelgau, Germany manufacturing operations to a contract manufacturer, and other cost reductions to improve profitability and competitiveness. Total restructuring costs incurred in connection with this action are approximately $3.2 million, of which approximately $3.0 million were recognized prior to fiscal year 2017 and $0.2 million were recognized during the six months ended March 31, 2017. This restructuring action was substantially completed as of March 31, 2017 and is not expected to result in any significant additional restructuring charges in future periods. Accrued restructuring costs of less than $0.1 million at March 31, 2017 from this action are expected to be paid within the next twelve months from cash flows generated from operating activities.
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
The Company’s restructuring action initiated during the three months ended March 31, 2016 included streamlining business operations as part of a company-wide initiative to improve profitability and competitiveness which benefited all segments, as described above. This action resulted in $5.2 million of severance costs incurred during the three months ended March 31, 2016.
The Company’s restructuring actions initiated in prior periods resulted in $1.6 million of costs attributable to the Brooks Life Science Systems segment and $0.4 million of costs attributable to the Brooks Semiconductor Solutions Group segment during the three months ended March 31, 2016. The Brooks Life Science Systems restructuring initiatives included several actions that were primarily related to streamlining the segment's management structure, integrating BioStorage, and the closure of the segment’s Spokane, Washington facility in March 2016. Total severance costs incurred in connection with these initiatives were $2.4 million through March 31, 2016, of which $1.6 million was recognized during the three months ended March 31, 2016. Accrued restructuring costs from these initiatives were less than $0.1 million at March 31, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. The restructuring actions related to the Brooks Semiconductor Solutions Group segment were primarily related to the integration of Contact, as well as the closure and transfer of our Mistelgau, Germany manufacturing operations to a contract manufacturer, as well as other cost reductions to improve profitability and competitiveness, as described above. This action resulted in $0.4 million of severance costs incurred during the three months ended March 31, 2016.

Six Months Ended March 31, 2016
The Company recorded restructuring charges of $8.8 million during the six months ended March 31, 2016 related to severance costs, which included of $5.2 million of charges related to restructuring actions initiated during the six months ended March 31, 2016 that benefited all segments, as described above. Additional charges of $3.6 million were related to restructuring actions initiated in prior periods, as described above, and consisted of $1.2 million of costs attributable to the Brooks Semiconductor Solutions Group segment and $2.4 million of costs attributable to the Brooks Life Science Systems segment.
The following is a summary of activity related to the Company’s restructuring and other charges for the three and six months ended March 31, 2017 and 2016 (in thousands):

	Activity — Three Months Ended March 31, 2017
	Balance at December 31, 2016	Expenses	Payments	Balance at March 31, 2017
Total restructuring liabilities related to workforce termination benefits	$3,227	$860	$(2,043)	$2,044

	Activity — Three Months Ended March 31, 2016
	Balance at December 31, 2015	Expenses	Payments	Balance at March 31, 2016
Facilities and other contract termination costs	$—	$160	$(64)	$96
Workforce-related termination benefits	1,654	7,176	(1,537)	7,293
Total restructuring liabilities	$1,654	$7,336	$(1,601)	$7,389

	Activity — Six Months Ended March 31, 2017
	Balance at September 30, 2016	Expenses	Payments	Balance at March 31, 2017
Total restructuring liabilities related to workforce termination benefits	$5,939	$1,835	$(5,730)	$2,044

	Activity — Six Months Ended March 31, 2016
	Balance at September 30, 2015	Expenses	Payments	Balance at March 31, 2016
Facilities and other contract termination costs	$433	$25	$(362)	$96
Workforce-related termination benefits	1,640	8,786	(3,133)	7,293
Total restructuring liabilities	$2,073	$8,811	$(3,495)	$7,389
Accrued restructuring costs of $2.0 million at March 31, 2017 are expected to be paid within the next twelve months.
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
The components of the Company’s net pension cost for the three and six months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service cost	$67	$136	$134	$272
Interest cost	7	18	14	36
Amortization of net losses	2	4	4	8
Expected return on assets	(33)	(39)	(66)	(79)
Net periodic pension cost	$43	$119	$86	$237
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
The following is the summary of the financial information for the Company’s operating and reportable segments for the three and six months ended March 31, 2017 and 2016 (in thousands):

	Brooks Semiconductor Solutions Group	Brooks Life Science Systems	Total
Three Months Ended March 31, 2017:
Revenue
Products	$115,634	$16,979	$132,613
Services	19,031	17,689	36,720
Total revenue	$134,665	$34,668	$169,333
Gross profit	$51,325	$13,199	$64,524
Segment operating income	20,003	1,290	21,293
Depreciation expense	1,319	1,045	2,364

Three Months Ended March 31, 2016:
Revenue
Products	$90,238	$11,224	$101,462
Services	18,581	15,238	33,819
Total revenue	$108,819	$26,462	$135,281
Gross profit	$36,943	$9,857	$46,800
Segment operating income (loss)	6,658	(2,217)	4,441
Depreciation expense	1,041	946	1,987

Six Months Ended March 31, 2017:
Revenue
Products	$225,029	$29,698	$254,727
Services	36,252	38,309	74,561
Total revenue	$261,281	$68,007	$329,288
Gross profit	$96,794	$24,673	$121,467
Segment operating income	37,374	1,402	38,776
Depreciation expense	2,595	2,135	4,730

Six Months Ended March 31, 2016:
Revenue
Product	$169,417	$21,225	$190,642
Services	38,478	26,116	64,594
Total revenue	$207,895	$47,341	$255,236
Gross profit	$71,602	$15,752	$87,354
Segment operating income (loss)	9,598	(6,819)	2,779
Depreciation expense	1,927	1,434	3,361

Assets:
March 31, 2017	$323,003	$257,763	$580,766
September 30, 2016	317,717	247,735	565,452

The following is a reconciliation of the Company’s operating and reportable segments' operating income (loss) and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets and Consolidated

Statements of Operations for the three and six months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Segment operating income	$21,293	$4,441	$38,776	$2,779
Amortization of acquired intangible assets	3,294	3,091	6,358	5,302
Restructuring and other charges	860	7,336	1,835	8,811
Other unallocated corporate expenses	2,338	353	2,620	3,325
Total operating income (loss)	$14,801	$(6,339)	$27,963	$(14,659)

	March 31, 2017	September 30, 2016
Segment assets	$580,766	$565,452
Cash, cash equivalents and marketable securities	110,115	91,221
Deferred tax assets	1,495	1,982
Equity method investments	29,803	27,250
Total assets	$722,179	$685,905
16. Significant Customers
The Company had one customer that accounted for 10% or more of its consolidated revenue, at 10% during each of the three months ended March 31, 2017 and 2016. The Company had one customer that accounted for 10% or more of its consolidated revenue, at 11% and 10%, respectively, during the six months ended March 31, 2017 and 2016. The Company had one customer that accounted for more than 10% of its accounts receivable balance, at 12% and 11%, respectively, of the Company's total receivables at March 31, 2017 and September 30, 2016.
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
17. Fair Value Measurements
The fair value measurement guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:
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

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$227	$183	$44	$—
Available-for-sale securities	6,178	—	6,178	—
Foreign exchange contracts	57	—	57	—
Total Assets	$6,462	$183	$6,279	$—
Liabilities:
Foreign exchange contracts	$150	$—	$150	$—
Total Liabilities	$150	$—	$150	$—
     The convertible debt securities and the stock warrant were included in "Other assets" in the accompanying Consolidated Balance Sheets at September 30, 2016. During the six months ended March 31, 2017, the Company settled the convertible debt securities and the stock warrant as a part of the non-cash consideration for the Company's acquisition of Cool Lab completed on November 28, 2016. The convertible debt securities and the stock warrant were measured at fair value on the acquisition date as a portion of the consideration transferred to the seller. A loss of $0.2 million on settlement of these financial instruments was recorded in the "Other loss, net" in the Company's unaudited Consolidated Statements of Operations for the six months ended March 31, 2017. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and the stock warrant and Note 4 "Acquisitions" for the acquisition of Cool Lab.

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
Cash Equivalents
Cash equivalents of $0.2 million and $0.1 million, respectively, at March 31, 2017 and September 30, 2016 consist of Money Market Funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of less than $0.1 million each at March 31, 2017 and September 30, 2016 consist primarily of Bank Certificate of Deposits and are classified within Level 2 of the fair value hierarchy because they are not actively traded.
Available-For-Sale Securities
Available-for-sale securities of $6.2 million and $6.1 million, respectively, at March 31, 2017 and September 30, 2016 consist of Municipal Securities, U.S. Corporate Securities and Other Debt Securities. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.
Foreign Exchange Contracts
Foreign exchange contract assets and liabilities amounted to $0.1 million and $0.2 million at March 31, 2017. Foreign exchange contract assets and liabilities amounted to less than $0.1 million and $0.1 million, respectively, at September 30, 2016. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.
Convertible Debt Securities
At September 30, 2016, convertible debt securities of $5.8 million were measured at fair value and classified within Level 3 of the fair value hierarchy. During the six months ended March 31, 2017, the Company settled the convertible debt securities as a part of the non-cash consideration for the Company's acquisition of Cool Lab. The convertible debt securities were measured at fair value of $5.6 million on the acquisition date which was determined based on the probability weighted average Discounted Cash Flow (the "DCF") approach and a Monte Carlo simulation model. The DCF approach was utilized for the instrument's variable conversion price scenarios for which fair value was determined based on probability weighted average method utilizing various outcomes for the instrument's expected payout. The fair value for each outcome was computed based on the present value of cash flows associated with the expected payout discounted at the risk-adjusted discount rate. The key inputs used in the DCF approach included a risk-adjusted discount rate of 23% and the time of the instrument's payout, which ranged between 1.5 years and 3.2 years. The Monte Carlo simulation model was utilized for the instrument's fixed conversion price scenarios. The fair value of the instrument was computed for the period from the valuation date through the expected payoff date based on multiple scenarios. The key inputs used in the Monte-Carlo approach consisted of: (i) risk free rate, which was used for the scenarios in which the instrument's conversion value was greater than its fixed payoff value, and ranged between 0.96% and 1.39%, (ii) risk-adjusted discount rate of 23%, which was used for the scenarios in which the instrument's conversion value was less than its fixed payoff value, (iii) expected payoff period, which ranged between 1.50 years and 3.06 years, (iv) underlying stock price estimated at $1.76, and (v) underlying stock volatility of 55%, which was calculated based on security-specific volatility. A loss of $0.2 million on the settlement of convertible debt securities with a fair value of $5.6 million and a carrying value of $5.8 million on November 28, 2016 was recognized within "Other loss, net" in the Company's unaudited Consolidated Statements of Operations during the six months ended March 31, 2017. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and Note 4 "Acquisitions" for the acquisition of Cool Lab.
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
During the six months ended March 31, 2017, the Company canceled the stock warrant as part of the non-cash consideration for the Company's acquisition of Cool Lab and measured the stock warrant at fair value of less than $0.1 million on the acquisition date. The fair value of the warrant was determined based on the option pricing approach that treats various classes of securities in a company’s capital structure as call options on the total equity value of the company.
Contingent Consideration
Contingent consideration liability of $0.5 million at September 30, 2016 was classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted average discounted cash flow model utilizing potential outcomes related to achievement of certain specified targets and events. The fair value measurement of the contingent consideration was based on probabilities assigned to each potential outcome and the discount rate. During the six months ended March 31, 2017, the Company settled the liability and remitted a cash payment of $0.5 million to the sellers of Contact as a remaining part of the acquisition purchase price. Please refer to Note 4 “Acquisitions” to the Company's consolidated financial statements included in the 2016 Annual Report in the Form 10-K for further information on the contingent consideration liability.
The carrying amounts of accounts receivable and accounts payable approximate their fair value due to their short-term nature.
The following table presents the reconciliation of the assets measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible Debt Securities	Stock Warrants	Contingent Consideration	Total
Balance at September 30, 2016	$5,774	$45	$500	$6,319
Change in fair value	(194)	(37)	—	(231)
Settlements	(5,580)	(8)	(500)	(6,088)
Balance at March 31, 2017	$—	$—	$—	$—
Nonrecurring Fair Value Measurements
The Company holds certain assets that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
A note receivable of $0.2 million at March 31, 2017 and September 30, 2016 is recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Please refer to Note 9, "Other Balance Sheet Information" for further information on the loan.
A loan receivable of $1.5 million at September 30, 2016 was recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. During the six months ended March 31, 2017, the Company settled the loan as part of the non-cash consideration for the Company's acquisition of Cool Lab and remeasured it at fair value of $1.6 million on the acquisition date. Fair value of the loan was classified within Level 3 of the fair value hierarchy and determined based on the market approach utilizing a loan settlement value, including its principal and accrued interest, in a similar transaction in a non-observable market. The carrying value of the loan was $1.6 million on the acquisition date and included the loan's principal and accrued interest. Please refer to Note 6, "Equity Method Investments" for further information on the loan and Note 4 "Acquisitions" for the acquisition of Cool Lab.
The equity method investment in BioCision of $1.7 million at September 30, 2016 was recorded at carrying value in the accompanying unaudited Consolidated Balance Sheets. During the six months ended March 31, 2017, the Company redeemed the equity method investment in BioCision as part of the non-cash consideration for the Company's acquisition of Cool Lab. Fair value of the equity method investment in BioCision of $3.1 million was classified within Level 3 of the fair value hierarchy and measured based on the option pricing approach which treats various classes of securities in a company’s capital structure as call options on the total equity value of the company.  The key inputs used in the option pricing approach consisted of: (i) total equity value of BioCision estimated at $6.5 million; (ii) equity volatility estimated at 80%; (iii) time to liquidity event estimated at 1.5 years; and (iv) risk free rate of 0.96%. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and Note 4 "Acquisitions" for the acquisition of Cool Lab.
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
18. Commitments and Contingencies
Operating Leases
At March 31, 2017, the Company signed a new lease for the existing 85,000 square feet of space in Indianapolis, Indiana which accommodates its sample storage, sales and support functions for the Brooks Life Science Systems segment. The original lease expires in July 2017. The new lease for such space commences on August 1, 2017 and expires on September 30, 2023. Additionally, the Company executed another new lease agreement for an additional 13,000 square feet of space within the aforementioned facility which commences on March 1, 2019 and expires on September 30, 2023. The non-cancelable obligations under the new leases total $2.4 million.
Letters of Credit
At March 31, 2017 and September 30, 2016, the Company had approximately $3.7 million and $2.0 million, respectively, of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the six months ended March 31, 2017 and the fiscal year ended September 30, 2016, and the Company currently does not anticipate any of these obligations to be called in the near future.

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
As of March 31, 2017, there were approximately 37,710 shares of common stock issued under the ESPP and held by the original purchasers of such shares that may be subject to these rescission rights. The shares were originally purchased for $8.02 per share. If holders of all of these shares seek to rescind their purchases, the Company could be required to make aggregate payments of up to approximately $0.3 million, which includes estimated statutory interest. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the potential failure to register these shares. The Company does not believe that the failure to register the shares on a Form S-8 or a potential rescission offer, if any, will have a material impact on its consolidated financial statements.
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
19. Subsequent Events
On April 27, 2017, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on June 23, 2017 to common stockholders of record as of June 2, 2017. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company's actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

•
Overview. This section provides a general description of our business and operating segments, as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and six months ended March 31, 2017 and 2016.

•
Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.
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
OVERVIEW
We are a leading global provider of automation and cryogenic solutions for multiple applications and markets. We primarily serve the semiconductor capital equipment market and the life sciences sample management market. We believe our leadership position and global support structure in each of these markets makes us a valued business partner to the largest semiconductor capital equipment and device makers and pharmaceutical and life science research institutions in the world. Our offerings are also applied to industrial capital equipment and other adjacent technology markets.
In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. Our automation and cryogenics capabilities are demonstrated in our various robotic automation and cryogenic vacuum pump offerings, both of which are used by semiconductor manufacturers in the processing of silicon wafers into integrated circuits. In the life sciences sample management market, we utilize our core competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments that assist in the workflow of sample management and both on-site and off-site full sample management services. In recent years, we have made significant investments in research and development and acquisitions to strengthen and grow our product and service offerings for the markets we serve.
Over the past years, acquisitions and our own product development initiatives have enabled us to create a strong capability portfolio to address the sample management needs across multiple end markets within the life sciences industry. In fiscal year 2016, we acquired BioStorage Technologies, Inc., or BioStorage, based in Indianapolis, Indiana for a total purchase price of $125.2 million, net of cash acquired. BioStorage is a global provider of comprehensive sample management services, including outsourced storage, cold chain logistics and relocation, bio-processing solutions, project management, consulting and related technology solutions that provide sample intelligence, virtualization, and visualization capabilities through an informatics platform.
Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development. During fiscal years 2016 and 2015, approximately 25% of our research and development spending was focused on innovating and advancing solutions in the life sciences sample management market. In fiscal year 2014, we installed our first TwinBank platform, an internally-developed automated sample management system designed for high reliability and maximum flexibility. In fiscal year 2016, we launched Biostore™ III Cryo, an automated system which incorporates sample retrieval, archiving, monitoring, tracking, inventory control, and related enterprise systems connectivity with the industry’s leading cryogenic sample storage freezers. We expect to continue investing in research and development and making strategic acquisitions with the objective of expanding our offerings in the life sciences sample management market.
On November 28, 2016, we acquired Cool Lab, LLC, or Cool Lab, a newly established subsidiary of BioCision, LLC, or BioCision, which provides a range of cryogenic solutions that assist in managing the temperature stability of therapeutics, biological samples and related biomaterials in ultra-cold environments. We held an equity interest in BioCision prior to the acquisition and collaborated in the development of advanced solutions in temperature controlled environments. The acquisition of Cool Lab is expected to allow us to extend our comprehensive sample management solutions across the cold chain of custody, which is consistent with the other offerings we bring to our life sciences customers. The aggregate purchase price of $15.2 million consisted of a cash payment of $4.8 million, a liability to the seller of $0.1 million and a non-cash consideration of $10.3 million measured at fair value on the acquisition date. Please refer to Note 17, “Fair Value Measurements” in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10-Q for further information on the valuation techniques and inputs used in fair value measurements of the financial instruments included in the non-cash consideration.
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
Business and Financial Performance
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Results of Operations- Revenue for the three months ended March 31, 2017 increased to $169.3 million, or by 25%, as compared to the corresponding period of the prior fiscal year. Gross margin was 38.1% for the second quarter of fiscal year 2017 as compared to 34.6% for the second quarter of fiscal year 2016, which resulted in an increase in gross profit of $17.7 million. Operating expenses were $49.7 million during the second quarter of fiscal year 2017 as compared to $53.1 million during the second quarter of fiscal year 2016, a reduction of $3.4 million. Operating income was $14.8 million during the second quarter of fiscal year 2017 as compared to an operating loss of $6.3 million for the corresponding period of the prior fiscal year due to the revenue growth, gross margin improvement and operating expenses reduction. Net income was $14.0 million for the three months ended March 31, 2017 as compared to a net loss of $83.9 million for the corresponding period of the prior fiscal year. The increase of $97.9 million was primarily attributable to lower income tax provision of $74.8 million driven primarily by the change in a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2016, higher operating income of $21.1 million and higher income generated from our equity method investments of $2.1 million. Please refer to "Results of Operations" section below for a detailed discussion of our financial results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016
Results of Operations- revenue for the six months ended March 31, 2017 increased to $329.3 million, or by 29.0%, as compared to the corresponding period of the prior fiscal year. Gross margin was 36.9% for the first half of fiscal year 2017 as compared to 34.2% for the first half of fiscal year 2016, which resulted in an increase in gross profit of $34.1 million. Operating expenses were $93.5 million during the six months ended March 31, 2017 as compared to $102.0 million during the corresponding period of the prior fiscal year, a reduction of $8.5 million. Operating income was $28.0 million during the first half of fiscal year 2017 as compared to an operating loss of $14.7 million during the first half of fiscal year 2016 due to the revenue growth, gross margin improvement and operating expenses reduction. Net income was $27.9 million for the six months ended March 31, 2017 as compared to a net loss of $88.6 million for the corresponding period of the prior fiscal year. The increase of $116.5 million was primarily attributable to lower income tax provision of $68.6 million driven primarily by the change in a valuation allowance against U.S. net deferred tax assets during the six months ended March 31, 2016, higher operating income of $42.6 million, higher income generated from our equity method investments of $3.9 million, as well as a gain of $1.8 million recognized on the settlement of the equity method investment in BioCision included as a part of the non-cash consideration for an acquisition of Cool Lab. Please refer to "Results of Operations" section below for a detailed discussion of our financial results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Cash Flows and Liquidity- Cash and cash equivalents and marketable securities were $110.1 million at March 31, 2017 as compared to $91.2 million at September 30, 2016. The increase in cash and cash equivalents and marketable securities of $18.9 million was primarily attributable to cash inflows of $43.3 million generated from our operating activities, partially offset by cash outflows related to dividend payments of $13.9 million made to our shareholders during the first half of fiscal year 2017, a cash payment of $5.3 million which included $4.8 million for the acquisition of Cool Lab and $0.5 million for the settlement of Contact consideration, as well as capital expenditure payments of $5.2 million. Please refer to "Liquidity and Capital Resources" section below for a detailed discussion of our liquidity and changes in cash flows for the six months ended March 31, 2017 compared to the six months ended March 31, 2016.
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
RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2017 Compared to Three and Six Months Ended March 31, 2016
Revenue
We reported revenue of $169.3 million for the three months ended March 31, 2017, compared to $135.3 million for the corresponding period of the prior fiscal year, an increase of $34.1 million, or 25%. We reported revenue of $329.3 million for the six months ended March 31, 2017, compared to $255.2 million for the corresponding period of the prior fiscal year, an increase of $74.1 million, or 29%. We reported revenue growth in both the Brooks Semiconductor Solutions Group segment and the Brooks Life Science Systems segment. The impact of changes in foreign currency exchange rates adversely affected revenue by $1.1 million and $2.0 million, respectively during the three and six months ended March 31, 2017 when compared to the corresponding periods of the prior fiscal year.
Our Brooks Semiconductor Solutions Group segment reported revenue of $134.7 million for the three months ended March 31, 2017 compared to $108.8 million for the corresponding period of the prior fiscal year. The increase of $25.8 million, or 24%, reflects increases in contamination controls systems and cryogenic pump products, partially offset by declines in services and related spare parts, as well as robotic automation products. Our Brooks Semiconductor Solutions Group segment reported revenue of $261.3 million or the six months ended March 31, 2017 compared to $207.9 million for the corresponding period of the prior fiscal year. The increase of $53.4 million, or 26%, reflects increases in contamination controls systems, cryogenic pump products and robotic automation products, partially offset by a decline in services and related spare parts. These increases include the favorable impact of changes in foreign currency exchange rates of $0.2 million and $0.8 million, respectively, during the three and six months ended March 31, 2017. The Semiconductor markets are cyclical, and often fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles.
The revenue in our robotic automation products for the three and six months ended March 31, 2017 includes increases in ongoing sales of robotic automation products, partially offset by declines of $2.9 million and $4.8 million, respectively, attributable to the expiration of certain patents that we licensed to third parties in exchange for agreed upon royalties and approximately $4.1 million and $9.2 million, respectively, from the exiting of an atmospheric robot distribution arrangement during the fourth quarter of fiscal year 2016 that we determined did not support our strategic objectives. The expiration of patents and the exiting of the robot distribution agreement are expected to have an impact of approximately $8.7 million and $13.0 million, respectively, on our fiscal year 2017 revenue as compared to fiscal year 2016.
Our Brooks Life Science Systems segment reported revenue of $34.7 million for the three months ended March 31, 2017 compared to $26.5 million for the corresponding period of the prior fiscal year. The increase of $8.2 million, or 31%, was primarily from the growth of automated storage systems, increases in sample storage services and the acquisition of Cool Labs of $1.2 million. Our Brooks Life Science Systems segment reported revenue of $68.0 million for the six months ended March 31, 2017 compared to $47.3 million for the corresponding period of the prior fiscal year. The increase of $20.7 million, or 44%, was primarily attributable to higher revenue of $12.1 million for sample storage services and increased revenue from the growth of automated storage systems. Our sample storage services revenue is driven by the acquisition of BioStorage on November 30, 2015, and includes two incremental months of revenue amounting to $8.2 million for the six months ended March 31, 2017 compared to the corresponding period of the prior fiscal year. Brooks’ Life Science Systems revenue was adversely affected by foreign currency exchange rates which reduced revenue by $1.3 million and $2.8 million, respectively, during the three and six months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year.
Revenue generated outside the United States amounted to $119.6 million, or 71% of total revenue, for the three months ended March 31, 2017 compared to $85.0 million, or 63% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States amounted to $226.4 million, or 69% of total revenue, for the six months ended March 31, 2017 compared to $157.4 million, or 62% of total revenue, for the corresponding period of the prior fiscal year.
Gross Margin
We reported gross margins of 38.1% for the three months ended March 31, 2017 compared to 34.6% for the corresponding period of the prior fiscal year. Gross margin increased in both the Brooks Semiconductor Solutions Group segment and the Brooks Life Science Systems segment by 4.2 percentage points and 0.8 points, respectively. We reported gross margins of 36.9% for the six months ended March 31, 2017 compared to 34.2% for the corresponding period of the prior fiscal year. Gross margin increased in both the Brooks Life Science Systems segment and Brooks Semiconductor Solutions Group segment by 3.0 points and 2.6 percentage points, respectively. Cost of revenue for the three and six months ended March 31, 2017 included $1.1 million and $2.1 million, respectively, of charges for amortization related to completed technology as compared to $0.7 million and $2.0 million, respectively, incurred during the corresponding periods of the prior fiscal year. Cost of revenue for the three and six months ended March 31, 2017 also included $0.4 million and $0.5 million, respectively, of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting, compared to $0.3 million and $0.4 million, respectively, for the three and six months ended March 31, 2016.
Our Brooks Semiconductor Solutions Group segment reported gross margins of 38.1% for the three months ended March 31, 2017 as compared to 33.9% for the corresponding period of the prior fiscal year. Product margins increased 2.6 percentage points driven by improved operating leverage from higher revenue on fixed costs, partially offset by unfavorable mix of revenue. Service margins increased 10.5 percentage points driven primarily by higher revenue for field services, while achieving a lower cost structure due to improved field service productivity. The service margins also benefited from lower repair costs. The change in mix of revenue between products and services was favorable to this segment's margins by 0.4 percentage points. Our Brooks Semiconductor Solutions Group segment reported gross margins of 37.0% for the six months ended March 31, 2017 as compared to 34.4% for the corresponding period of the prior fiscal year. Product margins increased 2.3 percentage points driven by improved operating leverage from higher revenue on fixed costs, partially offset by unfavorable mix of revenue. Service margins increased 1.2 percentage points driven by the favorable impacts of higher field service productivity, lower repair costs, and lower material costs for pump and robot repair. The change in mix of revenue between products and services was favorable to this segment's margins by 0.5 percentage points. Cost of revenue during the three and six months ended March 31, 2017 included $0.6 million and $1.3 million, respectively, of amortization related to completed technology compared to $0.3 million and $1.2 million, respectively, for the corresponding periods of the prior fiscal year. Cost of revenue for the three and six months ended March 31, 2017 also included $0.1 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting, compared to $0.3 million and $0.4 million, respectively, for the corresponding periods of the prior fiscal year. Restructuring actions initiated prior to fiscal year 2017 are expected to result in aggregate cost of revenue reductions of approximately $6.1 million on an annual pretax basis when the savings fully take effect. We began realizing a portion of the cost savings in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $4.2 million from inception through March 31, 2017, of which $1.4 million and $2.5 million, respectively, were realized during the three and six months ended March 31, 2017. Based on revenue levels from fiscal year 2016, these savings are expected to improve gross margins by approximately 1.3 percentage points for the Brooks Semiconductor Solutions Group segment once the full savings are realized. Restructuring actions initiated during fiscal year 2017 are expected to result in aggregate cost of revenue reductions of approximately $1.9 million on an annual pretax basis when the savings fully take effect. Please refer to the "Restructuring and Other Charges" section below for further information on the restructuring actions initiated prior to fiscal year 2017.
Our Brooks Life Science Systems segment reported gross margins of 38.1% for the three months ended March 31, 2017 as compared to 37.2% for the corresponding period of the prior fiscal year. The increase was driven by cost savings from the closure of our sites in Poway, CA and Spokane, WA and the resulting consolidation of our systems manufacturing into our Manchester, UK location and improved cost management on large stores projects, partially offset by the increase in operational spending associated with the in-sourcing of manufacturing from a contract provider to our Manchester location and higher warranty costs from increased volumes. Our Brooks Life Science Systems segment reported gross margins of 36.3% for the six months ended March 31, 2017 as compared to 33.3% for the corresponding period of the prior fiscal year. The increase was driven by cost savings from the closure of our sites in Poway, CA and Spokane, WA and the resulting consolidation of our systems manufacturing into our Manchester, UK location, improved cost management on large stores projects, and volume leverage driven by organic revenue growth, partially offset by the increase operational spending associated with the in-sourcing of manufacturing from a contract provider to our Manchester location and the adverse impact of changes in foreign currency exchange rates. Cost of revenue during the three and six months ended March 31, 2017 included $0.4 million and $0.8 million, respectively, of amortization related to completed technology as compared to $0.3 million and $0.7 million, respectively, for the corresponding periods of the prior fiscal year. Cost of revenue during each of the three and six months ended March 31, 2017 also included $0.3 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting. Restructuring actions initiated prior to fiscal year 2017 are expected to result in aggregate cost of revenue reductions of approximately $1.0 million on an annual pretax basis when the savings fully take effect. We began realizing a portion of the cost savings in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $0.8 million from inception through March 31, 2017, of which $0.3 million and $0.5 million, respectively, were realized during the three and six months ended March 31, 2017. Based on revenue levels from fiscal year 2016, these savings are expected to improve gross margins by approximately 0.9 percentage points for the Brooks Life Science Systems segment once the full savings are realized. Please refer to the "Restructuring and Other Charges" section below for further information on the restructuring actions initiated prior to fiscal year 2017.
Research and Development
Research and development expenses were $11.3 million and $22.2 million, respectively, during the three and six months ended March 31, 2017 as compared to $13.1 million and $26.4 million, respectively, during the corresponding periods of the prior fiscal year. The decrease of $1.8 million from the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 reflects expense reductions of $1.1 million within Brooks Semiconductor Solutions Group segment and $0.7 million within the Brooks Life Sciences System segment. The decrease of $4.2 million from the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 reflects expense reductions of $3.0 million within Brooks Semiconductor Solutions Group segment and $1.2 million within the Brooks Life Sciences System segment. Lower research and development expenses during the three and six months ended March 31, 2017 as compared to the three and six months ended March 31, 2016 were primarily attributable to the restructured central operations of research and development, the progression of certain projects from the development stage to market, as well as lower project spending.
Restructuring actions initiated prior to fiscal year 2017 are expected to reduce research and development expenses by approximately $3.9 million on an annual pretax cost basis once the full savings are realized. We began realizing a portion of the cost savings in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $3.2 million from inception through March 31, 2017, of which $1.3 million was realized prior to fiscal year 2017, and $1.0 million and $1.8 million, respectively, was realized during the three and six months ended March 31, 2017. Please refer to the "Restructuring and Other Charges" section below for further information on the restructuring actions initiated prior to fiscal year 2017.
Selling, General and Administrative
Selling, general and administrative expenses were $37.5 million for the three months ended March 31, 2017 as compared to $32.7 million for the corresponding period of the prior fiscal year. The increase of $4.8 million was primarily attributable to higher stock-based compensation expense of $2.2 million related mostly to award forfeitures recognized as expense reductions during the three months ended March 31, 2016 for employees that were terminated as a result of the restructuring actions initiated during the period then ended. Additionally, stock-based compensation expense increase was related to changes in estimates to the expected payout related to the achievement of performance goals against previously established targets that will be measured at the end of the awards' vesting period. Additional increases in the selling, general and administrative expenses during the three months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year were attributable to: (i) higher employee-related costs of $1.2 million related primarily to employee bonuses, (ii) additional professional service and outside consulting expenses of $1.4 million, (iii) higher merger costs of $0.7 million, which amounted to $0.9 million and $0.2 million, respectively, during the three months ended March 31, 2017 and 2016, and (iv) higher amortization expense of $0.2 million, which related primarily to customer relationship intangibles and amounted to $3.3 million during the three months ended March 31, 2017 as compared to $3.1 million during the three months ended March 31, 2016. These increases were partially offset by lower depreciation expense of $1.3 million for information technology systems.
Selling, general and administrative expenses were $69.5 million for the six months ended March 31, 2017 as compared to $66.8 million for the corresponding period of the prior fiscal year. The increase of $2.7 million was primarily attributable to: (i) higher professional service and outside consulting expenses of $2.1 million, (ii) higher selling, general and administrative expenses of $1.4 million as a result of acquisitions made since the beginning of the prior fiscal year, (iii) higher amortization expense of $1.1 million which related primarily to customer relationship intangibles which amounted to $6.4 million during the six months ended March 31, 2017 as compared to $5.3 million during the six months ended March 31, 2016, (iv) higher stock-based compensation expense of $0.9 million, (v) higher employee-related costs of $0.5 million mostly attributable to increased employee bonuses, partially offset by lower payroll-related expenses. These increases were partially offset by: (i) lower merger costs of $2.0 million, which amounted to $1.2 million during the six months ended March 31, 2017 as compared to $3.2 million during the six months ended March 31, 2016 primarily due to the acquisition of BioStorage and (ii) lower depreciation expense of $2.5 million for information technology systems.
Restructuring actions initiated prior to fiscal year 2017 are expected to reduce selling, general and administrative expenses by approximately $10.1 million on an annual pretax cost basis once the full savings are realized. We began realizing a portion of the cost savings beginning in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $9.5 million from inception through March 31, 2017, of which $4.7 million was realized prior to fiscal year 2017, and $2.5 million and $4.8 million, respectively, was realized during the three and six months ended March 31, 2017.
Restructuring and Other Charges
Comparison of the Three Months Ended March 31, 2017 and 2016
We recorded restructuring charges of $0.9 million during the three months ended March 31, 2017 as compared to $7.3 million during the corresponding period of the prior fiscal year. The decrease of $6.5 million was attributable to the impact of restructuring actions initiated during the three months ended March 31, 2017 and 2016, as described below.
Restructuring Charges Incurred During the Three Months Ended March 31, 2017
Restructuring charges of $0.9 million incurred during the three months ended March 31, 2017 consisted primarily of severance costs, of which $1.2 million were attributable to the Brooks Semiconductor Solutions Group segment and $0.1 million of costs attributable to the Brooks Life Science Systems segment. These restructuring costs were partially offset by severance cost reductions of $0.5 million as a result of a change in the restructuring liability estimate related to the company-wide restructuring action initiated prior to fiscal year 2017.
Restructuring charges of $1.2 million attributable to the Brooks Semiconductor Solutions Group segment consisted of $0.9 million of charges related to the actions initiated during the three months ended March 31, 2017 and $0.3 million of charges related to the actions initiated prior to fiscal year 2017. During the three months ended March 31, 2017, we initiated a restructuring action to streamline service operations in order to optimize the cost structure and improve productivity. Total severance costs expected to be incurred in connection with this action are $1.3 million, of which $0.3 million are expected to be recognized in future periods. This restructuring action is expected to be substantially completed by June 30, 2017 and result in approximately $1.9 million in cost of revenue reductions. Accrued restructuring costs related to this action were $0.7 million at March 31, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. Prior to fiscal year 2017, we initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate our Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation as a part of our strategy to reduce global footprint and streamline the cost structure. Total severance costs expected to be incurred in connection with this action are $2.3 million, of which $1.9 million was recognized prior to fiscal year 2017, $0.3 million was recognized during the three and six months ended March 31, 2017 and $0.2 million are expected to be recognized in future periods. This restructuring action has been substantially completed as of March 31, 2017 and is expected to result in approximately $1.7 million in annual pre-tax cost savings, including $1.4 million of cost of revenue reductions and $0.2 million of selling, general and administrative expense reductions. We began realizing cost savings for this action starting with the second quarter of fiscal year 2017 when certain employees impacted by this action ceased providing their services. Such cost savings amounted to $0.2 million in cost of revenue reductions during the three months ended March 31, 2017. Accrued restructuring costs related to this action were $1.2 million at March 31, 2017 and are expected to be paid from the next twelve months with cash flows generated from operating activities.
Prior to fiscal year 2017, we initiated a restructuring action to streamline our business operations as part of a company-wide initiative to improve profitability and competitiveness which is expected to benefit all segments. Total severance costs incurred in connection with this action were $6.0 million, of which $6.5 million were recognized prior to the second quarter of fiscal year 2017. During the three months ended March 31, 2017, the Company recognized a reduction of severance costs of $0.5 million as a result of a change in the restructuring liability estimate. Severance costs incurred in connection with this action were attributable to the elimination of positions across the Company, including certain senior management positions. The action is expected to result in approximately $13.1 million in annual pre-tax cost savings, including $4.3 million of cost of revenue reductions, $2.6 million of research and development cost reductions, as well as $6.2 million of selling, general and administrative expense reductions. This action was substantially completed by March 31, 2017 and is not expected to result in any additional restructuring charges in future periods. Total cost savings realized as a result of this restructuring action amounted to $12.3 million, of which $5.8 million were realized prior to fiscal year 2017 and $3.3 million and $6.5 million, respectively, were realized during the three and six months ended March 31, 2017. There were no accrued restructuring costs related to this action at March 31, 2017.
Restructuring Charges Incurred During the Three Months Ended March 31, 2016
We recorded restructuring charges of $7.3 million during the three months ended March 31, 2016, which included severance costs of $7.2 million and facility-related costs of $0.2 million. The charges consisted of $5.2 million attributable to actions initiated during the three months ended March 31, 2016 and $2.1 million attributable to actions initiated in prior periods.
The restructuring action initiated during the three months ended March 31, 2016 included streamlining business operations as part of a company-wide initiative to improve profitability and competitiveness which benefited all segments, as described above. This action resulted in $5.2 million of severance costs incurred during the three months ended March 31, 2016.
The restructuring actions initiated in prior periods resulted in $1.6 million of costs attributable to the Brooks Life Science Systems segment and $0.4 million of costs attributable to the Brooks Semiconductor Solutions Group segment during the three months ended March 31, 2016. The Brooks Life Science Systems restructuring initiatives included several actions that were primarily related to streamlining the segment's management structure, integrating BioStorage, and the closure of the segment’s Spokane, Washington facility in March 2016. Total severance costs incurred in connection with these initiatives were $2.4 million through March 31, 2016, of which $1.6 million was recognized during the three months ended March 31, 2016. Accrued restructuring costs from these initiatives were less than $0.1 million at March 31, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. The restructuring actions related to the Brooks Semiconductor Solutions Group segment were primarily related to the integration of Contact, the closure and transfer of our Mistelgau, Germany manufacturing operations to a contract manufacturer, as well as other cost reductions to improve profitability and competitiveness, as described below. These actions resulted in $0.4 million of severance costs incurred during the three months ended March 31, 2016.
Comparison of the Six Months Ended March 31, 2017 and 2016
We recorded restructuring charges of $1.8 million during the six months ended March 31, 2017 as compared to $8.8 million during the corresponding period of the prior fiscal year. The decrease of $7.0 million was attributable to the impact of restructuring actions initiated during the six months ended March 31, 2017 and 2016, as described below.
Restructuring Charges Incurred During the Six Months Ended March 31, 2017
We recorded restructuring charges of $1.8 million during the six months ended March 31, 2017. These charges consisted primarily of severance costs, of which $1.4 million were attributable to the Brooks Semiconductor Solutions Group segment, $0.2 million of costs attributable to the Brooks Life Science Systems segment and $0.2 million of costs attributable to the company-wide restructuring action initiated prior to fiscal year 2017, as described above.
Restructuring charges of $1.4 million attributable to the Brooks Semiconductor Solutions Group segment consisted of $0.9 million of charges related to the actions initiated during the six months ended March 31, 2017, as described above, and $0.5 million of charges related to the actions initiated prior to fiscal year 2017. Prior to fiscal year 2017, we initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate the Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation, as described above, and incurred restructuring charges of $0.3 million during the six months ended March 31, 2017 in connection with this action.
Additionally, prior to fiscal year 2017, we initiated a restructuring action related to the integration of Contact into our operations after the acquisition, the closure and transfer of the Mistelgau, Germany manufacturing operations to a contract manufacturer, as well as other cost reductions to improve profitability and competitiveness. Total restructuring costs incurred in connection with this action are approximately $3.2 million, of which approximately $3.0 million were recognized prior to fiscal year 2017 and $0.2 million were recognized during the six months ended March 31, 2017. This restructuring action was substantially completed as of March 31, 2017 and is not expected to result in any significant additional restructuring charges in future periods. The action is expected to result in approximately $2.5 million in annual pre-tax cost savings, including $0.3 million of cost of revenue reductions, $1.4 million of research and development cost reductions, as well as $0.8 million of selling, general and administrative expense reductions. Total cost savings realized as a result of this restructuring action amounted to $2.0 million, of which $1.0 million were realized prior to fiscal year 2017 and $0.6 million and $1.0 million, respectively, were realized during the three and six months ended March 31, 2017. Accrued restructuring costs of less than $0.1 million at March 31, 2017 from this action are expected to be paid within the next twelve months from cash flows generated from operating activities.
Restructuring Charges Incurred During the Six Months Ended March 31, 2016
We recorded restructuring charges of $8.8 million during the six months ended March 31, 2016 related to severance costs, which included of $5.2 million of charges related to restructuring actions initiated during the six months ended March 31, 2016 that benefited all segments, as described above. Additional charges of $3.6 million were related to restructuring actions initiated in prior periods, as described above, and consisted of $1.2 million of costs attributable to the Brooks Semiconductor Solutions Group segment and $2.4 million of costs attributable to the Brooks Life Science Systems segment.
Non-Operating Income
Gain on Settlement of Equity Method Investment- During the six months ended March 31, 2017, we recognized a gain of $1.8 million on the settlement of the equity method investment in BioCision which was included as a part of the non-

cash consideration for an acquisition of Cool Lab. For additional information on this transaction, please refer to Note 4, "Acquisitions", and Note 6, "Equity Method Investments", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10-Q.
Income Tax Provision
We recorded income tax provisions of $3.4 million and $6.2 million, respectively, during the three and six months ended March 31, 2017. The provision recorded during each period was primarily driven by foreign income generated during the quarter. Tax provision during the six months ended March 31, 2017 was partially offset by $0.7 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.
We recorded income tax provisions of $78.2 million and $74.9 million, respectively, during the three and six months ended March 31, 2016. The provision recorded in each period was primarily driven by the change in a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of the statute of limitations. For additional discussion of the calculation of our income tax liabilities and further information on the valuation allowance, please refer to Note 8, "Income Taxes", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10-Q.
Equity in Earnings of Equity Method Investments
During the three and six months ended March 31, 2017, we recorded income of $2.8 million and $4.7 million, respectively, from our equity method investments as compared to $0.7 million and $0.9 million, respectively, during the corresponding periods of the prior fiscal year. The increases in income of $2.1 million and $3.9 million, respectively, was primarily attributable to increases of $2.0 million and $3.9 million, respectively, in income from ULVAC Cryogenics, Inc., or UCI, generated during the three and six months ended March 31, 2017 as compared to the corresponding periods of the prior fiscal year.
Additionally, we incurred losses of $0.5 million from our investment in BioCision during the six months ended March 31, 2017 compared to $0.3 million during the corresponding period of prior fiscal year. Our investment in BioCision was settled during the first quarter of fiscal year 2017 as a part of the non-cash consideration for the acquisition of Cool Lab on November 28, 2016. We have traditionally recorded the income and losses related to the equity method investment in BioCision one quarter in arrears. During the six months ended March 31, 2017, we recorded two additional months of activity in the carrying value of the investment as a result of its settlement. We deemed the amount of $0.2 million related to two additional months of activity to be insignificant. For additional information on this transaction, please refer to Note 4, "Acquisitions", and Note 6, "Equity Method Investments", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10-Q.
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
Our cash balances are held in numerous locations throughout the world, with a substantial majority of those amounts located outside of the United States. As of March 31, 2017, we had cash and cash equivalents of $103.9 million, of which $71.7 million was held outside of the United States. If these funds are needed for our U.S. operations, we would be required to accrue tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in U.S. cash tax payments within the next twelve months. Our intent is to permanently reinvest these funds outside of the U.S. and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. At March 31, 2017, we had marketable securities of $6.2 million that were held in the U.S. Our marketable securities are generally readily convertible to cash without an adverse impact. We believe that our current cash balance, marketable securities, access to the revolving line of credit, as well as to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of March 31, 2017, we had approximately $47.8 million available for borrowing under our line of credit with Wells Fargo Bank, N.A. discussed below. There were no amounts outstanding pursuant to the line of credit as of March 31, 2017 and September 30, 2016. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability.
Overview of Cash Flows and Liquidity
Our cash, cash equivalents and marketable securities as of March 31, 2017 and September 30, 2016 consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Cash and cash equivalents	$103,939	$85,086
Short-term marketable securities	1,495	39
Long-term marketable securities	4,681	6,096
	$110,115	$91,221
Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016
Overview
Cash and cash equivalents and marketable securities were $110.1 million at March 31, 2017 as compared to $91.2 million at September 30, 2016. The increase in cash and cash equivalents and marketable securities of $18.9 million was primarily attributable to cash inflows of $43.3 million generated from our operating activities, partially offset by cash outflows related to dividend payments of $13.9 million made to our shareholders during the first half of fiscal year 2017, a cash payment of $5.3 million which included $4.8 million for the acquisition of Cool Lab and $0.5 million for the settlement of Contact consideration, as well as capital expenditure payments of $5.2 million.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other charges impact reported cash flows.
Cash flows provided by operating activities were $43.3 million during the six months ended March 31, 2017 as compared to $0.4 million during the corresponding period of the prior fiscal year. The increase of $42.9 million in cash flows from operating activities was primarily attributable to the following factors:

•
During the six months ended March 31, 2017 and 2016, we generated net income (loss) of $27.9 million and $(88.6) million, respectively, including the impact of non-cash related charges of $14.3 million and $93.3 million, respectively, which amounted to $42.2 million and $4.7 million, respectively. The non-cash charges are listed in the Consolidated Statements of Cash Flows and consist primarily of depreciation and amortization, stock-based compensation, deferred tax provision, undistributed earnings of equity method investments, as well as a gain on settlement of equity method investments. Please refer to the "Results of Operations" section above for a detailed discussion of our operating results for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The increase in net income is primarily attributable to revenue growth and cost reductions as a result of our restructuring initiatives.

•
Our trade accounts receivable, inventories and trade accounts payable used $6.9 million in operating cash flows during the six months ended March 31, 2017 as compared to $8.1 million used during the corresponding period of the prior fiscal year. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively we manage our working capital and can be significantly impacted by the timing of customer billings, cash collections and vendor payments made during the period. The favorable impact of $1.2 million was primarily attributable to the change in accounts payable, which resulted in a source of cash of $10.1 million during the first half of fiscal year 2017, compared to a use of cash of $7.1 million for the corresponding period of the prior fiscal year. The favorable impact of accounts payable is primarily attributable to an increase in inventory levels to support increased volumes and the timing of vendor payments. The favorable impact of accounts payable was partially offset by an unfavorable impact of accounts receivable, which resulted in a use of cash of $9.7 million for the first half of fiscal year 2017 compared to $0.7 million for the corresponding period of the prior fiscal year. The changes in accounts receivable are primarily attributable to the increased revenue, the timing of product shipments and the associated billings, as well as the timing of customer cash collections. Additionally, the increase in inventory balances resulted in a use of cash of $7.3 million during the first half of fiscal year 2017 as compared to $0.4 million for the corresponding period of the prior fiscal year that was primarily attributable to increased customer demand for the Brooks Semiconductor Solutions Group segment products during the six months ended March 31, 2017.

•
The timing of payments for prepaid expenses and other assets collectively with accrued expenses and other liabilities used $6.4 million in operating cash flows during the six months ended March 31, 2017 as compared to $11.8 million during the corresponding period of the prior fiscal year. The favorable impact of $5.4 million was primarily attributable to the increase in accrued bonus compensation and the timing of payments for income taxes for vested restricted stock units, bonuses and other operating expenses that provided $13.6 million in cash inflows from operating activities. Such cash inflows were partially offset by cash payments of $9.1 million for restructuring liabilities. During fiscal year 2017, we initiated a restructuring action to streamline service operations in order to optimize the cost structure and improve productivity. Prior to fiscal year 2017, we initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate our Jena, Germany repair facility into Chelmsford, Massachusetts repair operation as a part of our strategy to reduce global footprint and streamline the cost structure. Additionally, we initiated a restructuring action during fiscal year 2016 to streamline our business operations as part of a company-wide initiative to improve profitability and competitiveness which benefited all segments. Accrued restructuring liabilities of $2.0 million at March 31, 2017 from these actions are expected to be paid within the next twelve months from cash flows generated from operating activities. These restructuring plans are expected to result in approximately $14.8 million of reduced annual cash spending. Please refer to Note 13, “Restructuring and Other Charges” in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10-Q, as well as "Results of Operations- Restructuring and Other Charges" section above for further information on these actions.

•
Deferred revenue provided $14.4 million and $15.5 million, respectively, during the six months ended March 31, 2017 and 2016. The favorable impact on our cash flows from operating activities in both periods was primarily attributable to billings and collections in advance of revenue recognition.

Investing Activities
Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities, as well as cash proceeds generated from sales and maturities of marketable securities.
Cash used in investing activities was $10.7 million during the six months ended March 31, 2017 as compared to $6.1 million during the corresponding period of the prior fiscal year. Cash used in investing activities of $10.7 million during the first half of fiscal year 2017 included cash payments of $4.8 million for the acquisition of Cool Lab and $0.5 million for the settlement of contingent consideration related to the acquisition of Contact, as well as $5.2 million of capital expenditures.
Cash used in investing activities of $6.1 million during the six months ended March 31, 2016 included primarily a cash payment of $125.5 million for the acquisition of BioStorage and $6.1 million of capital expenditures. These uses of cash were partially offset by $126.5 million related to net proceeds from sales and maturities of marketable securities.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology infrastructure. Capital expenditures were $5.2 million during the first half of fiscal year 2017 as compared to $6.1 million during the corresponding period of the prior fiscal year. The decrease of $0.9 million was primarily attributable to lower investment in our information technology infrastructure during the first half of fiscal year 2017 compared to the corresponding period of the prior fiscal year.
Financing Activities
Cash used in financing activities was $13.0 million during the six months ended March 31, 2017 as compared to $12.8 million during the corresponding period of the prior fiscal year. Cash used in financing activities included primarily cash dividend payments of $13.9 million and $13.7 million, respectively, made during the six months ended March 31, 2017 and 2016.
Capital Resources
Line of Credit Facility
We maintain a five-year senior secured revolving line of credit, or line of credit, with Wells Fargo Bank, N.A., or Wells Fargo, that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability, as defined in the agreement governing the line of credit. As of March 31, 2017, we had approximately $47.8 million available for borrowing under the line of credit. There were no amounts outstanding under the line of credit as of March 31, 2017 and September 30, 2016. During the three and six months ended March 31, 2017, we incurred less than $0.1 million and $0.1 million, respectively, in fees related to the unused portion of the line of credit commitment amount. There were no such fees incurred during the three and six months ended March 31, 2016. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. The Company was in compliance with the line of credit covenants as of March 31, 2017 and September 30, 2016. We believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund our future operating costs. We secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions. Please refer to Note 11, "Line of Credit" in the Notes to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further information on the line of credit arrangement.
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
Employee Stock Purchase Plan
Approximately 877,427 shares of common stock issued under our 1995 Employee Stock Purchase Plan, or ESPP, for the purchases made between January 2013 and July 2016, at purchase prices ranging from $7.79 to $9.01 per share, were inadvertently not registered under federal securities laws. Based on our current stock price, we do not expect any ESPP participants who still hold shares purchased within the last year to seek rescission. However if we determine that ESPP participants are likely to seek rescission in the future, we may make a registered rescission offer to repurchase the shares issued under the ESPP during fiscal 2016 to the extent they continue to be held by the original purchasers. If holders of all of these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.3 million, which includes estimated statutory interest. As of March 31, 2017, there were approximately 37,710 shares of common stock issued under the ESPP and held by the original purchasers of such shares that may be subject to these rescission rights.
Dividends
On April 27, 2017, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $7.0 million will be paid on June 23, 2017 to shareholders of record at the close of business on June 2, 2017. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.
Share Repurchase Program
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended March 31, 2017.
Contractual Obligations and Requirements
Our inventory purchase commitments were $115.0 million and $101.4 million, respectively, at March 31, 2017 and September 30, 2016. Except as disclosed below regarding letters of credit and operating leases, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2016 Annual Report in Form 10-K.
At March 31, 2017, we signed a new lease for the existing 85,000 square feet of space in Indianapolis, Indiana which accommodates our sample storage, sales and support functions for the Brooks Life Science Systems segment. The original lease expires in July 2017. The new lease for such space commences on August 1, 2017 and expires on September 30, 2023. Additionally, we executed another new lease agreement for an additional 13,000 square feet of space within the aforementioned facility which commences on March 1, 2019 and expires on September 30, 2023. The non-cancelable obligations under the new leases total $2.4 million.
At March 31, 2017, we had approximately $3.7 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the six months ended March 31, 2017, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash and cash equivalents consist principally of money market securities that are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At March 31, 2017, our net unrealized loss position on marketable securities was less than $0.1 million, which is included in "Accumulated Other Comprehensive Income" in the unaudited Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 100 basis point change in interest rates would result in a change of approximately $0.1 million in interest income earned during each of the six months ended March 31, 2017 and 2016.
Currency Rate Exposure
We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 38% and 33% of our total sales, respectively, during the six months ended March 31, 2017 and 2016. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.
In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $37.7 million and $34.9 million, respectively, at March 31, 2017 and September 30, 2016, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.0 million and $0.9 million, respectively, during the six months ended March 31, 2017 and 2016, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2017 and 2016 would result in an approximate change of $0.5 million and $0.3 million, respectively, in our net income (loss) during the six months ended March 31, 2017 and 2016.
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
On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended March 31, 2017.

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

10.1	Brooks Automation, Inc. 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 13, 2017)

10.2	Letter Agreement dated November 1, 2016 between Brooks Automation, Inc. and David E. Jarzynka

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: May 5, 2017	/S/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2017	/S/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Brooks Automation, Inc. 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 13, 2017)

10.2	Letter Agreement dated November 1, 2016 between Brooks Automation, Inc. and David E. Jarzynka

31.01	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.